Form 10-Q
period 1996-03-31
ABRAXAS PETROLEUM CORP
filed 1996-05-14
CIK 867665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-Q

    (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996
                                       or
    ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                        ABRAXAS PETROLEUM CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Nevada                                                    74-2584033
- - -------------------------                                 ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

500 N. Loop  1604 E, Suite 100, San Antonio, Texas                     78232
- - ---------------------------------------------------                -------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's telephone number, including area code               (210) 490-4788
                                                                 --------------

                               Not Applicable
- - --------------------------------------------------------------------------------
                   (Former name, former address and former
                 fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No
                                              ---     ---

         The number of shares of the issuer's common stock outstanding as of May 1, 1996, was:



          Class                                              Shares Outstanding
          -----                                              ------------------
Common Stock, $.01 Par Value                                      5,804,812

                                    1 of 15

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                  FORM 10 - Q
                                     INDEX


                                     PART I
                             FINANCIAL INFORMATION


ITEM 1 - Financial Statements(Unaudited)
                 Consolidated Balance Sheets - March 31, 1996
                          and December 31,1995  . . . . . . . . . . . . . . . . . . . . . . 3
                 Consolidated Statements of Operations -
                          Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . 5
                 Consolidated Statements of Cash Flows -
                          Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . 6
                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 8
ITEM 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . .  10


                                    PART II
                               OTHER INFORMATION
                               -----------------


ITEM 1 - Legal proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
ITEM 2 - Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
ITEM 3 - Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . .  13
ITEM 4 - Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . .  13
ITEM 5 - Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .  13
        Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                         CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31                  DECEMBER 31
                                                                     1996                       1995
                                                                  ---------------------------------------
                                                                  (UNAUDITED)
Assets
Current assets:
  Cash                                                             $ 5,440,276                 $ 4,249,767
  Accounts receivable, less allowance for doubtful
    accounts of $35,900  at March 31, 1996 and
    $44,369 at December 31, 1995:
       Joint owners                                                  1,061,313                   1,334,873
       Oil and gas production sales                                  2,938,279                   2,945,681
       Affiliates                                                       86,682                      53,224
       Other                                                            85,594                      60,367
                                                                   -----------                 -----------
                                                                     4,171,868                   4,394,145

  Equipment inventory                                                   95,200                      80,070
  Other currents assets                                                177,754                     124,820
                                                                   -----------                 -----------
Total current assets                                                 9,885,098                   8,848,802

Property and equipment:
  Oil and gas properties (full cost method), less
    accumulated depreciation, depletion and
    amortization of $31,069,555 at March 31, 1996
    and $29,651,521 at December 31, 1995                            63,565,963                  74,475,683

  Other property and equipment:
    Equipment                                                          794,561                     692,508
    Land                                                               194,694                     176,896
    Less accumulated depreciation                                     (299,986)                   (266,686)
                                                                   -----------                 -----------
                                                                    64,255,232                  75,078,401

Deferred financing fees, net of accumulated
    amortization of $353,231 at March 31, 1996                         333,208                     353,514
    and $289,231 at December 31, 1995

Restricted cash                                                         99,912                     134,419
Other assets                                                           728,797                     326,222
Marketable Securities                                                  326,000                     326,000
                                                                   -----------                 -----------
Total assets                                                       $75,628,247                 $85,067,358
                                                                   ===========                 ===========


         See accompanying notes to consolidated financial statements

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                      MARCH 31                 DECEMBER 31
                                                                     -----------               -----------
                                                                        1996                       1995
                                                                     -------------------------------------
                                                                     (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 3,438,100               $ 3,928,824
  Oil and gas production payable                                       1,652,929                 1,787,152
  Accrued interest                                                       321,450                   362,750
  Other accrued expenses                                                 201,770                    46,207
  Dividends payable on preferred stock                                    91,482                    91,482
                                                                     -----------               -----------
Total current liabilities                                              5,705,731                 6,216,415

Long-term debt:
  Financing agreements (Note 4)                                       29,598,660                41,556,651

Other long term obligations                                                   --                    44,737
Deferred income  (Note 3)                                                600,000                        --
Deferred income taxes                                                    186,749                   186,749
Minority interest in foreign subsidiary                                2,031,000                        --

Shareholders' equity:
  Preferred stock 8%, 1,000,000 shares;
      issued and outstanding 45,741 shares
      at March 31, 1996 and December 31, 1995                                457                       457
  Common stock, par value $.01 per share - authorized
   50,000,000 shares; issued and outstanding
   5,804,812 shares at March 31, 1996 and
   5,799,762 shares at December 31, 1995, respectively                    58,048                    57,999
  Additional paid-in capital                                          50,912,312                50,914,078
  Unrealized loss on securities                                         (244,000)                 (244,000)
  Retained earnings (deficit)                                        (13,156,442)              (13,663,903)
  Treasury stock,  at cost, 12,211 shares at March 31, 1996
      and  2,571 at December 31, 1995,  respectively                     (64,479)                   (1,825)
  Foreign currency translation                                               211                       --
                                                                     -----------               -----------
Total shareholders' equity                                            37,506,107                37,062,806
                                                                     -----------               -----------

Total liabilities and shareholders' equity                           $75,628,247               $85,067,358
                                                                     ===========               ===========





         See accompanying notes to consolidated financial statements

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                          ------------------------------
                                                          1996                      1995
Revenue:
    Oil & gas production sales                         $ 4,493,815               $3,204,053
    Rig revenues                                            37,450                   25,800
    Other                                                    1,153                    7,053
                                                       -----------               ----------
                                                         4,532,418                3,236,906
Operating costs and expenses:
   Lease operating and production taxes                  1,164,432                1,059,033
         Depreciation, depletion, and amortization       1,451,334                1,151,300
         General and administrative                        339,252                  229,206
         Rig Operations                                     36,461                   34,304
         Hedging loss                                       54,650
                                                       -----------               ----------
                                                         3,046,129                2,473,843
                                                       -----------               ----------
                                                         1,486,289                  763,063

Other (income) expense:
   Interest income                                         (57,209)                  (3,014)
   Interest expense                                        850,914                  951,266
   Amortization of deferred financing fees                  64,000                   40,000
                                                       -----------               ----------
                                                           857,705                  988,252

Income (loss) before minority interest                     628,584                 (225,189)

Minority interest in income
     of consolidated foreign subsidiary                     29,641                       --
                                                       -----------               ----------
Net income (loss)                                          598,943                 (225,189)
Less dividend requirement on cumulative
     preferred stock                                      ( 91,482)                 (91,482)
                                                       -----------               ----------
Net income (loss) applicable to common stock           $   507,461               $ (316,671)
                                                       ===========               ==========

Net income (loss) per share:

   Net income (loss) per common and dilutive
     common equivalent share                           $       .08               $     (.07)
   Net income (loss) per common and common
     equivalent share - assuming full dilution         $       .08               $     (.07)
                                                       ===========               ==========



         See accompanying notes ot consolidated financial statements

                ABRAXAS  PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                             --------------------------
                                                                             1996                  1995
OPERATING ACTIVITIES
Net income                                                                   $598,943            $ (316,671)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
   Minority interest in income of foreign subsidiary                           29,641                   --
   Depreciation, depletion, and amortization                                1,451,334             1,151,300
   Amortization of deferred financing fees                                     64,000                40,000
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                               222,277               797,978
     (Increase) decrease in other assets                                      (88,713)             (125,272)
     (Increase) decrease in equipment inventory                               (15,130)               12,200
     (Decrease) increase in accounts payable and accrued expenses            (376,461)              536,189
     (Decrease) increase in oil & gas production payable                     (134,223)              431,023
                                                                         ------------          ------------
Net cash provided by operating activities                                   1,751,668             2,526,747


INVESTING ACTIVITIES
Development of oil and gas properties                                      (4,338,714)           (2,495,921)
Proceeds from sale of oil and gas producing properties                     14,049,845                    --
Purchase of oil and gas producing properties                                 (186,324)                   --
Purchase of equipment                                                        (119,851)               (6,676)
Development of gas processing plants                                          (60,290)              (19,014)
Increase in Minority interest in equity of foreign subsidiary               2,001,359                    --
Deferred income                                                               600,000                    --
Increase in other assets                                                     (366,346)
                                                                         ------------          ------------
Net cash provided (used) in investing activities                           11,579,679            (2,521,611)





         See accompanying notes to consolidated financial statements

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                             ---------------------
                                                                             1996             1995
FINANCING ACTIVITIES
Issuance of common stock                                                 $     25,213      $    18,504
Purchase of treasury stock                                                    (62,654)             --
Dividends paid on preferred stock                                             (91,482)             --
Payments on long-term borrowings                                          (12,002,728)             --
Loan origination fees                                                         (43,694)         (25,177)
                                                                         ------------      -----------
Net cash  used for financing activities                                   (12,175,345)          (6,673)
                                                                         ------------      -----------
Increase (decrease) in cash                                                 1,156,002           (1,537)

Cash at beginning of period                                                 4,384,186          135,297
                                                                         ------------         --------

Cash at end of period, including restricted cash                            5,540,188          133,760
                                                                         ============      ===========

Supplemental disclosures of cash flow information:
Interest paid                                                            $    868,577      $   951,279
                                                                         ============      ===========

Supplemental schedule of non-cash investing
  and financing activity:
Accrual of preferred dividends                                                 91,482               --
Exchange of treasury stock for non-compete
  agreement                                                              $        --       $    70,625
                                                                         ============      ===========





         See accompanying notes to consolidated financial statements

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1996

NOTE 1. BASIS OF PRESENTATION

   The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 1995 which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature.

   The consolidated financial statements include the accounts of the Company and its 78% owned foreign subsidiary Grey Wolf Exploration, Ltd., ("Grey Wolf"). Grey Wolf has consolidated its 67% owned interest in Cascade Oil and Gas, Ltd. ("Cascade"). Minority interest represents the minority shareholders' proportionate share of the equity and income of both Grey Wolf and Cascade.

   Grey Wolf and Cascade assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.

NOTE 2. NET INCOME (LOSS) PER  SHARE

   Net income (loss) per common share is computed by dividing net income (loss) (adjusted for dividends on preferred stock) by the weighted average number of shares of common stock outstanding during the period, options and warrants that are dilutive and the shares that would be issued in conjunction with the Contingent Value Rights. Income (loss) per common and common equivalent share assuming full dilution was determined on the assumption that the preferred stock was converted into common stock at the beginning of the period. Common stock equivalents are not considered in the computation of net income per common share for periods with a loss, as their effect is anti-dilutive.

NOTE 3. ACQUISITION AND DIVESTITURE

   In January 1996, the Company made a $3,000,000 investment in Grey Wolf, a privately held Canadian Corporation, which in turn, invested these proceeds in newly issued shares of Cascade, an Alberta-based corporation whose shares are traded on the Alberta Stock Exchange. The Company owns 78% of the outstanding capital stock of Grey Wolf, and, through Grey Wolf, the Company owns approximately 52% of the outstanding capital stock of Cascade.

   On March 21, 1996 the Company sold all of its interests in its Portilla and Happy Fields (Properties) to an unrelated purchaser (Purchaser or Limited Partner). The Purchaser contributed the Properties to Portilla-1996, L.P., a Texas limited partnership (Partnership). A subsidiary of the Company, Portilla-Happy Corporation (Portilla-Happy), is the general partner of the Partnership. The aggregate net purchase price received by the Company was $17,600,000, of which a portion was used to purchase a minority interest in the Partnership. The Limited Partner acquired the 50% overriding royalty interest in the Portilla Field owned by the Commingled Pension Trust Fund, the trustee of which is Morgan Guaranty Trust Company of New York, for approximately $11,900,000. The Company, through Happy-Portilla will receive approximately 8% of the Partnership's Available Cash, as defined in the Partnership Agreement, until the limited partner's loan (Bank Loan) in the original principal amount of $21,750,000 has been repaid and the Limited Partner has received distributions of Available Cash equal to 110% of its initial investment, at which time Portilla-Happy's share of distributions will increase to 25%. The Limited Partner's Bank Loan is nonrecourse to Portilla-Happy and is secured by the Properties. The Partnership also received loans in the aggregate principal amount of approximately $5,920,000 from three pension trust funds (Pension Fund Loans) and the pension trust funds were granted an option to purchase a 74% overriding royalty interest in the Properties. The overriding royalty interest options may be exercised by the payment from the Partnership of $5,920,000 either in cash or in exchange for the outstanding principal amount of the Pension Fund Loans. The overriding royalty interests will decrease to 55.25% when the pension trust funds have received the sum of $8,880,000 plus 10% of the option price per annum, compounded annually. Portilla-Happy's distributive share of the Partnership's Available Cash will remain at 25% until the pension trust funds' overriding royalty interests decrease to 55.25% or, if the royalty option is not exercised, until April 30, 2004. Thereafter, Portilla-Happy's distributive share of the Partnership's Available Cash will increase to 43.75%. The Company continues to manage and operate the properties after the sale. Terms of the sale dictate that no overhead will be charged to the partnership by the Company going forward. A discounted valuation of that future overhead, if it were to be charged, was calculated at $600,000 and that portion of the sales price was allocated to deferred income. This income will be utilized to offset continuing servicing costs related to the Company's responsibilities as operator.

NOTE 4. LONG TERM DEBT

   In June, 1994, the Company entered into a revolving credit facility with First Union National Bank of North Carolina ("First Union"). The facility calls for monthly interest payments at prime plus one quarter percent, or LIBOR plus two and one half percent, a maturity date of June 1997, semi-annual review of the borrowing base amount and requires a first lien mortgage on all of the Company's oil and gas properties and a security interest in the Company's receivables and general intangibles. In April of 1996 the First Union facility was amended, decreasing the total borrowing base to $31,000,000 with a maturity date of June 1999, and adjusted the interest rate to LIBOR plus two percent.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion of the Company's financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements of the Company. See Form 10-K filed for the year ended December 31, 1995, which is incorporated herein by reference.

RESULTS OF OPERATIONS

   The factors which most significantly affect the Company's results of operations are (1) the sales prices of crude oil and natural gas, (2) the level of total sales volumes of crude oil and natural gas, (3) the level of and interest rates on borrowings and (4) the level and success of exploration and development activity.

   Selected operating data. The following table sets forth certain operating data of the Company for the periods presented.

                                                               THREE MONTHS ENDED
                                                                     MARCH 31
                                                             ----------------------
                                                              1996            1995
Operating Revenue (in thousands):
   Crude Oil Sales                                           $2,225          $1,592
   Natural Gas Sales                                          1,771           1,235
   Natural Gas Liquid Sales                                     498             376
   Rig Operations                                                37              26
   Other                                                          1               7
                                                             ------          ------
    Total Operating Revenue                                   4,532           3,236
                                                             ======          ======

Operating Income (in thousands):                              1,486             763
Natural Gas Production (MMCFS)                                  954             835
Crude Oil Production (MBbls)                                    118              93
Natural Gas Liquids Production(MBbls)                            39              34
Average Natural Gas Sales Price ($/MCF)                       $1.86          $ 1.48
Average Crude Oil Sales Price ($/Bbl)                        $18.78          $17.03
Average Liquids Sale Price($/Bbl)                            $12.75          $11.13

   Operating Revenue. During the three months ended March 31, 1996, operating revenue from crude oil, natural gas and natural gas liquid sales increased from $3.2 million in the first quarter of 1995 to $4.5 million primarily due to higher prices received by the Company for its crude oil and natural gas production. Also, crude oil production increased by 27% from the first quarter of 1995 due to continuing development drilling of the Company's West Texas acreage and a contribution of Canadian production, resulting from the Company's 1996 acquisition of Grey Wolf. Average sales prices were $18.78 per Bbl of crude oil, $1.86 per Mcf of natural gas and $12.75 per Bbl of natural gas liquids in the first three months of 1996 compared with $17.03 per Bbl of crude oil, $1.48 per Mcf of natural gas and $11.13 per Bbl of natural gas liquids in the same period of 1995. Of the $4.5 million of operating revenue in the current period, $1.2 million related to the properties sold at the end of the period. These properties contributed 117,000 MCF of natural gas (12% of Company total), 43,600 Bbls of crude oil (37% of Company total) and 10,600 BBLs of natural gas liquids (27% of Company total) during the first quarter of 1996.

   Costs and Expenses. Operating costs and expenses for the quarter ended March 31, 1996 increased to $3.1 million compared to $2.5 million in 1995. Contributing to this increase was depreciation, depletion and amortization expense increasing from $1.2 million in 1995 to $1.5 million in 1996. Higher production levels during the first quarter of 1996 compared to the same period of 1995 rendered higher depletion costs. General and administrative expenses increased from $229,000 for the first quarter of 1995 to $339,000 for the same period of 1996 as a result of hiring additional staff to manage the Company's growing asset base, including establishing a Canadian administrative office to manage its Canadian assets. Of the costs incurred during the first quarter of 1996, $588,000 was attributable to the Properties including depreciation, depletion and amortization of $353,000 compared to $503,000 and $290,000, respectively during the first quarter of 1996.

   In December 1995, the Company entered into a commodity swap agreement with First Union Bank. Under the commodity swap agreement, the Company receives or makes payments to First Union based on the differential between a fixed and variable price for natural gas. At December 31, 1995, the Company had agreed to exchange payments monthly on 5,000 MMBTU of natural gas per day beginning in March 1996 and extending through November 1996. Under the swap agreement, as in effect during the first quarter of 1996, the Company received fixed prices averaging $1.747 per MMBTU and paid a variable price based on the arithmetic average of the last three trading days' settlement price of the first nearby contract for natural gas as quoted by the New York Merchantile Exchange. For the quarter ended March 31, 1996, there was a $55,000 negative effect on income from continuing operations related to this swap agreement. This agreement was amended, effective June 1, 1996, to reduce the fixed price by $ .255 per MMBTU and the variable price to the Inside FERC, El Paso price, eliminating any basis differential for the remainder of the agreement.

   The Company has incurred operating losses and net losses for a number of years. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids produced by the Company. The price of natural gas received by the Company increased during the first quarter of 1996, but there can be no assurance that operating income and net earnings will be achieved in future periods. In addition, the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event natural gas prices return to depressed levels or if crude oil prices begin to decrease, or if the Company's production levels decrease, the Company's revenues, cash flow from operations and profitability will be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

   Capital expenditures including property divestitures during the first three months of 1996 amounted to $(9.4) million compared to $2.5 million during the same period of 1995. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 1995 and 1996.


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                       -----------------------
                                                         1996            1995
                                                       ---------        ------
Expenditure category (in thousands):
   Development                                         $   4,633        $2,500
   Divestitures                                          (14,108)          --
   Facilities and other                                       72             7
                                                       ---------        ------
Total                                                  $  (9,403)       $2,507
                                                       =========        ======

   At March 31, 1996, the Company had current assets of $9.9 million and current liabilities of $5.7 million resulting in working capital of $4.2 million. This compares to working capital of $2.6 million at December 31, 1995 and a deficiency of $3.0 million at March 31, 1995. The material components of the Company's current liabilities at March 31, 1996 include trade accounts payable of $3.4 million and revenues due third parties of $1.6 million.

   The Company's current budget for capital expenditures for the last nine months of 1996 is $10.0 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties as such opportunities arise.
The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors.

   The First Union Financing Agreement contains two financial covenants: (1) the ratio of current assets to current liabilities (exclusive of any part of the loan which is current) shall not be less than 1:1 with any unborrowed dollars available under the Company's credit facility being computed as a current asset; and (2) the cash flow coverage ratio shall not be greater than 5:1 with cash flow coverage ratio defined as the ratio of (i) indebtedness plus any other funded long-term debt to (ii) annualized consolidated net income for each quarter, plus non-cash charges, less non-cash revenues. The First Union Financing Agreement also contains covenants relating to maintaining corporate existence, maintaining title to all of the collateral free and clear of all liens except for First Union's liens and those permitted by First Union, maintaining all mineral interests in good repair, and in compliance with all laws, maintaining insurance, paying all taxes, not paying dividends except as required on the Series B Preferred Stock and not selling any of the collateral securing the loans. The Company was in compliance with these covenants at March 31, 1996. Total availability under the First Union agreement was $31 million at March 31, with $29.5 million currently borrowed.

   Operating activities during the three months ended March 31, 1996 provided $1.8 million cash to the Company compared to $2.5 million in the same period in 1995. Net income plus non-cash expense items during 1996 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities provided $11.6 million during the first three months of 1996 primarily from the divestiture of crude oil and natural gas properties. This compares to $2.5 million required during the same period of 1995 primarily utilized for the development of crude oil and natural gas properties.
Financing activities required $12.2 million for the first three months of 1996 compared to requiring $7,000 for the same period of 1995.

   As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under
Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), occurred in December 1991. Accordingly, it is expected that the use of net operating loss carryforwards generated prior to December 31, 1991 of $6.9 million will be limited to approximately $235,000 per year. During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of $3,607,000 acquired in the acquisition are limited to approximately $115,000 per year. As a result of the issuance of additional shares of Common Stock for acquisitions and sales of Common Stock, an additional ownership change under Section 382 occurred in October 1993. Accordingly, it is expected that the use of all net operating loss carryforwards generated through October 1993 of $13,430,000 will be limited to approximately $1,034,000 per year subject to the lower limitations described above. Of the $13,430,000 net operating loss carryforwards existing at October 1993, it is anticipated that the maximum net operating loss that may be utilized before it expires is $7,188,000. Future changes in ownership may further limit the use of the Company's carryforwards. In addition to Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5,656,000 and $5,482,000 for deferred tax assets at December 31, 1995 and 1994, respectively.

   Based upon the current level of operations, the Company believes that cash flow from operations and the Company's credit facility with First Union, will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments through 1996. A depressed price for natural gas or crude oil will have a material adverse effect on the Company's cash flow from operations and anticipated levels of working capital, and could force the Company to revise its planned capital expenditures.



                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                    PART II
                               OTHER INFORMATION


Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibits: 11 Statement Re:  Computation of earnings per share
                 Exhibit 27 Financial data schedule
           (b) Reports on Form 8-K
                 1. Form 8-K filed on January 17, 1996 related to the purchase of the Company's interest in Grey Wolf.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ABRAXAS PETROLEUM CORPORATION
                                             (Registrant)



   DATE:  May 14,1996               BY:/S/
        -------------                  -------------------------------
                                    ROBERT L.G. WATSON,
                                    PRESIDENT AND CHIEF
                                    EXECUTIVE OFFICER


   DATE:  May 14, 1996              BY:/S/
        --------------                 -------------------------------
                                    CHRIS WILLIFORD,
                                    EXECUTIVE VICE PRESIDENT AND
                                    PRINCIPAL ACCOUNTING OFFICER

                              INDEX TO EXHIBITS


Exhibit No.                      Description

   11           Statement Re: Computatin of earnings per share.

   27           Financial data schedule.