Form 10-Q/A
period 1996-03-31
ABRAXAS PETROLEUM CORP
filed 1996-06-13
CIK 867665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                       (Mark One) FORM 10-Q/A Number 1


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1996
                                      or
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-19118

                         ABRAXAS PETROLEUM CORPORATION
    ----------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Nevada                                    74-2584033
         ---------                                 ----------
         (State or Other Jurisdiction of          (I.R.S. Employer
         Incorporation or Organization)            Identification Number)

         500 N. Loop  1604 E, Suite 100, San Antonio, Texas         78232
        ---------------------------------------------------      ------------
         (Address of Principal Executive Offices)                 (Zip Code)

         Registrant's telephone number, including area code    (210)490-4788
                                                               -------------
                                                  Not Applicable

             (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ or No ___

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

                                    1 of 15

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                  FORM 10 - Q
                                     INDEX


                                    PART I
                             FINANCIAL INFORMATION


ITEM 1 - Financial Statements(Unaudited)
                  Consolidated Balance Sheets - March 31, 1996
                           and December 31,1995........  ....................3
                  Consolidated Statements of Operations -
                           Three Months Ended March 31, 1996 and 1995........5
                  Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 1996 and 1995........6
                  Notes to Consolidated Financial Statements.................8
ITEM 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................10


                                    PART II
                               OTHER INFORMATION


ITEM 1 - Legal proceedings...................................................13
ITEM 2 - Changes in Securities...............................................13
ITEM 3 - Defaults Upon Senior Securities.....................................13
ITEM 4 - Submission of Matters to a Vote of Security Holders.................13
ITEM 5 - Other Information...................................................13
ITEM 6 - Exhibits and Reports on Form 8-K....................................13
         Signatures..........................................................14

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31                     DECEMBER 31
                                                                         1996                            1995
                                                                     --------------------------------------------
                                                                      (UNAUDITED)
Assets
Current assets:
   Cash                                                                $5,440,276                        $4,249,767
   Accounts receivable, less allowance for doubtful
     accounts of $35,900  at March 31, 1996 and
     $44,369 at December 31, 1995:
        Joint owners                                                    1,061,313                         1,334,873
        Oil and gas production sales                                    2,938,279                         2,945,681
        Affiliates                                                         86,682                            53,224
        Other                                                              85,594                            60,367
                                                                  ---------------                     -------------
                                                                        4,171,868                         4,394,145

   Equipment inventory                                                     95,200                            80,070
   Other currents assets                                                  177,754                           124,820
                                                                   --------------                      ------------
Total current assets                                                    9,885,098                         8,848,802


Property and equipment:
   Oil and gas properties (full cost method), less
     accumulated depreciation, depletion and
     amortization of $31,069,555 at March 31, 1996
     and $29,651,521 at December 31, 1995                              60,965,963                         74,475,683

   Other property and equipment:
     Equipment                                                            794,561                            692,508
     Land                                                                 194,694                            176,896
     Less accumulated depreciation                                       (299,986)                          (266,686)
                                                                       61,655,232                         75,078,401

Investment at equity                                                    2,000,000                                 --


Deferred financing fees, net of accumulated
     amortization of $353,231 at March 31, 1996                           333,208                            353,514
     and $289,231 at December 31, 1995


Restricted cash                                                           99,912                             134,419
Other assets                                                             728,797                             326,222
Marketable Securities                                                    326,000                             326,000
                                                                     -----------                          ----------
Total assets                                                         $75,028,247                         $85,067,358
                                                                     ===========                         ===========


          See accompanying notes to consolidated financial statements

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                         MARCH 31                   DECEMBER 31
                                                                   -----------------              -------------

                                                                           1996                       1995
                                                                        (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $3,438,100                 $3,928,824
   Oil and gas production payable                                         1,652,929                  1,787,152
   Accrued interest                                                         321,450                    362,750
   Other accrued expenses                                                   201,770                     46,207
   Dividends payable on preferred stock                                      91,482                     91,482
                                                                        -----------                 ----------
Total current liabilities                                                 5,705,731                  6,216,415

Long-term debt:
   Financing agreements (Note 4)                                         29,598,660                 41,556,651


Other long term obligations                                                      --                     44,737
Deferred income taxes                                                       186,749                    186,749
Minority interest in foreign subsidiary                                   2,031,000                     --


Shareholders' equity:
   Preferred stock 8%, 1,000,000 shares;
      issued and outstanding 45,741 shares
      at March 31, 1996 and December 31, 1995                                   457                        457
   Common stock, par value $.01 per share - authorized
    50,000,000 shares; issued and outstanding
    5,804,812 shares at March 31, 1996 and
    5,799,762 shares at December 31, 1995, respectively                      58,048                     57,999
   Additional paid-in capital                                            50,912,312                 50,914,078
   Unrealized loss on securities                                           (244,000)                  (244,000)
   Retained earnings (deficit)                                          (13,156,442)               (13,663,903)
   Treasury stock,  at cost, 12,211 shares at March 31, 1996
      and  2,571 at December 31, 1995,  respectively                        (64,479)                    (1,825)
   Foreign currency translation                                                 211                         --
                                                                        -----------                 ----------
Total shareholders' equity                                               37,506,107                 37,062,806
                                                                        -----------                 ----------


Total liabilities and shareholders' equity                              $75,028,247                $85,067,358
                                                                        ===========                ===========





         See accompanying notes to consolidated financial statements

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                           -------------------------------------
                                                              1996                          1995
Revenue:
    Oil & gas production sales                             $4,493,815                   $3,204,053
    Rig revenues                                               37,450                       25,800
    Other                                                       1,153                        7,053
                                                           ----------                   ----------
                                                            4,532,418                    3,236,906
Operating costs and expenses:
    Lease operating and production taxes                    1,164,432                    1,059,033
    Depreciation, depletion, and amortization               1,451,334                    1,151,300
    General and administrative                                339,252                      229,206
    Rig Operations                                             36,461                       34,304
    Hedging loss                                               54,650
                                                           ----------                   ----------
                                                            3,046,129                    2,473,843
                                                           ----------                   ----------
                                                            1,486,289                      763,063

Other (income) expense:
    Interest income                                           (57,209)                      (3,014)
    Interest expense                                          850,914                      951,266
    Amortization of deferred financing fees                    64,000                       40,000
                                                              857,705                      988,252


Income (loss) before minority interest                        628,584                     (225,189)
Minority interest in income
      of consolidated foreign subsidiary                       29,641                           --
                                                           ----------                   ----------
Net income (loss)                                             598,943                     (225,189)
Less dividend requirement on cumulative
      preferred stock                                        ( 91,482)                     (91,482)
                                                           ----------                   ----------
Net income (loss) applicable to common stock                $ 507,461                    $(316,671)
                                                           ==========                   ==========

Net income (loss) per share:

    Net income (loss) per common and dilutive
      common equivalent share                             $       .08                   $    (.07)
    Net income (loss) per common and common
      equivalent share - assuming full dilution           $       .08                   $    (.07)
                                                          ===========                    =========



         See accompanying notes to consolidated financial statements

               ABRAXAS  PETROLEUM CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                                      THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                              ----------------------------------
                                                                                1996                    1995
OPERATING ACTIVITIES
Net income                                                                      $598,943              $(316,671)
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Minority interest in income of foreign subsidiary                             29,641                     --
    Depreciation, depletion, and amortization                                  1,451,334              1,151,300
    Amortization of deferred financing fees                                       64,000                 40,000
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                 222,277                797,978
      (Increase) decrease in other assets                                        (88,713)              (125,272)
      (Increase) decrease in equipment inventory                                 (15,130)                12,200
      (Decrease) increase in accounts payable and accrued expenses              (376,461)               536,189
      (Decrease) increase in oil & gas production payable                       (134,223)               431,023
                                                                              ----------             ----------
Net cash provided by operating activities                                      1,751,668              2,526,747



INVESTING ACTIVITIES
Development of oil and gas properties                                         (3,738,714)            (2,495,921)
Proceeds from sale of oil and gas producing properties                        16,049,845                     --
Purchase of oil and gas producing properties                                    (186,324)                    --
Purchase of equipment                                                           (119,851)                (6,676)
Development of gas processing plants                                             (60,290)               (19,014)
Increase in Minority interest in equity of foreign subsidiary                  2,001,359                     --
Purchase of investment in partnership                                         (2,000,000)                    --
Increase in other assets                                                        (366,346)
                                                                              ----------             ----------
Net cash provided (used) in investing activities                              11,579,679             (2,521,611)




         See accompanying notes to consolidated financial statements

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)



                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                        ------------------
                                                                                     1996                1995
FINANCING ACTIVITIES
Issuance of common stock                                                               $25,213            $18,504
Purchase of treasury stock                                                             (62,654)                --
Dividends paid on preferred stock                                                      (91,482)                --
Payments on long-term borrowings                                                   (12,002,728)                --
Loan origination fees                                                                  (43,694)           (25,177)
                                                                                  ------------            --------
Net cash  used for financing activities                                            (12,175,345)           ( 6,673)
                                                                                  ------------            --------
Increase (decrease) in cash                                                          1,156,002             (1,537)

Cash at beginning of period                                                          4,384,186            135,297
                                                                                     ---------            --------

Cash at end of period, including restricted cash                                     5,540,188            133,760
                                                                                     =========            =======

Supplemental disclosures of cash flow information:
Interest paid                                                                        $868,577             $951,279
                                                                                     ========             ========


Supplemental schedule of non-cash investing and financing activity:
Accrual of preferred dividends                                                         91,482                   --
Exchange of treasury stock for non-compete
  agreement                                                                  $             --            $  70,625
                                                                             =================           =========




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


    On March 21, 1996 the Company sold all of its interests in its Portilla and Happy Fields (Properties) to an unrelated purchaser (Purchaser or Limited Partner). The Purchaser contributed the Properties to Portilla- 1996, L.P., a Texas limited partnership (Partnership). A subsidiary of the Company, Portilla-Happy Corporation (Portilla-Happy), is the general partner of the Partnership. The aggregate net purchase price received by the Company was $17,600,000, of which $2,000,000 was used to purchase a minority interest in the Partnership, which will be accounted for using the equity method.

The Limited Partner acquired the 50% overriding royalty interest in the Portilla Field owned by the Commingled Pension Trust Fund, the trustee of which is Morgan Guaranty Trust Company of New York, for approximately $11,900,000. The Company, through Happy-Portilla will receive approximately 8% of the Partnership's Available Cash, as defined in the Partnership Agreement, until the limited partner's loan (Bank Loan) in the original principal amount of $21,750,000 has been repaid and the Limited Partner has received distributions of Available Cash equal to 110% of its initial investment, at which time Portilla-Happy's share of distributions will increase to 25%. The Limited Partner's Bank Loan is nonrecourse to Portilla-Happy and is secured by the Properties. The Partnership also received loans in the aggregate principal amount of approximately $5,920,000 from three pension trust funds (Pension
Fund Loans) and the pension trust funds were granted an option to purchase a 74% overriding royalty interest in the Properties. The overriding royalty interest options may be exercised by the payment from the Partnership of $5,920,000 either in cash or in exchange for the outstanding principal amount of the Pension Fund Loans. The overriding royalty interests will decrease to 55.25% when the pension trust funds have received the sum of $8,880,000 plus
10% of the option price per annum, compounded annually. Portilla- Happy's distributive share of the Partnership's Available Cash will remain at 25%
until the pension trust funds' overriding royalty interests decrease to 55.25% or, if the royalty option is not exercised, until April 30, 2004. Thereafter, Portilla-Happy's distributive share of the Partnership's Available Cash will increase to 43.75%. The Company continues to manage and operate the properties after the sale. Terms of the sale dictate that no overhead will be charged to the partnership by the Company going forward.



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

                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                     ------------------
                                                  1996              1995
Operating Revenue (in thousands):
    Crude Oil Sales                              $2,225            $1,592
    Natural Gas Sales                             1,771             1,235
    Natural Gas Liquid Sales                        498               376
    Rig Operations                                   37                26
    Other                                             1                 7
                                               ---------         ---------
    Total Operating Revenue                       4,532             3,236
                                               =========         =========

Operating Income (in thousands):                  1,486               763
Natural Gas Production (MMCFS)                      954               835
Crude Oil Production (MBbls)                        118                93
Natural Gas Liquids Production(MBbls)                39                34
Average Natural Gas Sales Price ($/MCF)           $1.86            $ 1.48
Average Crude Oil Sales Price ($/Bbl)            $18.78            $17.03
Average Liquids Sale Price($/Bbl)                $12.75            $11.13

    Operating Revenue. During the three months ended March 31, 1996, operating revenue from crude oil, natural gas and natural gas liquid sales increased from $3.2 million in the first quarter of 1995 to $4.5 million primarily due to higher prices received by the Company for its crude oil and natural gas production. Also, crude oil production increased by 27% from the first quarter of 1995 due to continuing development drilling of the Company's West Texas acreage and a contribution of Canadian production, resulting from the Company's 1996 acquisition of Grey Wolf. Average sales prices were $18.78 per Bbl of crude oil, $1.86 per Mcf of natural gas and$12.75 per Bbl of natural gas liquids in the first three months of 1996 compared with $17.03 per Bbl of crude oil, $1.48 per Mcf of natural gas and $11.13 per Bbl of natural gas liquids in the same period of 1995. Of the $4.5 million of operating revenue in the current period, $1.2 million related to the properties sold at the end of the period. These properties contributed 117,000 MCF of natural gas (12% of Company total), 43,600 Bbls of crude oil (37% of Company total) and 10,600 BBLs of natural gas liquids (27% of Company total) during the first quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

    Capital expenditures including property divestitures during the first three months of 1996 amounted to $(9.6) million compared to $2.5 million during the same period of 1995. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 1995 and 1996.
                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                  ------------------
                                                 1996             1995
                                                 ----             ----
Expenditure category (in thousands):
    Property acquisitions                       $2,186               --
    Development                                  3,738           $2,500
    Divestitures                               (16,050)              --
    Facilities and other                           546                7
                                               --------          ------
Total                                          $(9,580)          $2,507
                                               ========          ======

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

    As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under
Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), occurred in December 1991. Accordingly, it is expected that the use of net operating loss carryforwards generated prior to December 31, 1991 of $6.9 million will be limited to approximately $235,000 per year. During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of $3,607,000 acquired in the acquisition are limited to approximately $115,000 per year. As a result of the issuance of additional shares of Common Stock for acquisitions and sales of Common Stock, an additional ownership change under Section 382 occurred in October 1993. Accordingly, it is expected that the use of all net operating loss carryforwards generated through October 1993 of $13,430, 000 will be limited to approximately $1,034,000 per year subject to the lower limitations described above. Of the $13,430,000 net operating loss carryforwards existing at October 1993, it is anticipated that the maximum net operating loss that may be utilized before it expires is $7,188,000. Future changes in ownership may further limit the use of the Company's carryforwards. In addition to
Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5,656,000 and $5,482,000 for deferred tax assets at December 31, 1995 and 1994, respectively.

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


                                           ABRAXAS PETROLEUM CORPORATION

                                                   (Registrant)




    DATE:  June 12,1996               BY:/S/
                                      ROBERT L.G. WATSON,
                                      PRESIDENT AND CHIEF
                                      EXECUTIVE OFFICER


    DATE:  June 12, 1996              BY:/S/
                                      CHRIS WILLIFORD,
                                      EXECUTIVE VICE PRESIDENT AND
                                      PRINCIPAL ACCOUNTING OFFICER

            EXHIBIT INDEX


   11 --  Statement Re: Computation of Earnings Per Share

   27 --  Financial Data Schedule