Form 10-Q
period 1996-06-30
ABRAXAS PETROLEUM CORP
filed 1996-08-14
CIK 867665

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)                         FORM 10-Q

    (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1996
                                      or
    ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-19118

                         ABRAXAS PETROLEUM CORPORATION
- --------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Nevada                                          74-2584033
      ----------                                      --------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                  Identification Number)

      500 N. Loop  1604 E, Suite 100, San Antonio, Texas     78232
      ----------------------------------------------------   ---------
      (Address of Principal Executive Offices)               (Zip Code)

      Registrant's telephone number, including area code (210)490-4788
                                                         -------------
                                Not Applicable
- --------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

      The number of shares of the issuer's common stock outstanding as of August 1, 1996, was:

            Class                                     Shares Outstanding
            -----                                     ------------------
      Common Stock, $.01 Par Value                         5,804,812

                                   1 of 17

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                  FORM 10 - Q
                                     INDEX


                                    PART I
                             FINANCIAL INFORMATION


ITEM  1 - Financial  Statements(Unaudited)
            Consolidated  Balance Sheets - June 30, 1996
              and December 31,1995.....................................3
            Consolidated Statements of Operations -
              Three and Six  Months Ended June 30, 1996 and 1995.......5
            Consolidated Statements of Cash Flows -
              Six  Months Ended June 30, 1996 and 1995.................6
            Notes to Consolidated Financial Statements.................8
ITEM 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................10


                                    PART II
                               OTHER INFORMATION


ITEM 1 - Legal proceedings............................................13
ITEM 2 - Changes in Securities........................................13
ITEM 3 - Defaults Upon Senior Securities..............................13
ITEM 4 - Submission of Matters to a Vote of Security Holders..........13
ITEM 5 - Other Information............................................15
ITEM 6 - Exhibits and Reports on Form 8-K.............................16
       Signatures.....................................................17

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS

                                                                    June 30        December 31
                                                                      1996            1995
                                                                    ---------      -----------
                                                                   (Unaudited)
Assets
Current assets:
  Cash .......................................................   $  2,241,352    $  4,249,767
  Accounts receivable, less allowance for doubtful
     accounts of $35,900  at June 30, 1996 and
   $35,900 at December 31, 1995:
      Joint owners ...........................................        610,667       1,334,873
      Oil and gas production sales ...........................      2,296,850       2,945,681
      Affiliates .............................................         89,166          53,224
      Other ..................................................         70,781          60,367
                                                                 ------------    ------------
                                                                    3,067,464       4,394,145

  Equipment inventory ........................................         94,183          80,070
  Other currents assets ......................................        245,530         124,820
                                                                 ------------    ------------
Total current assets .........................................      5,648,529       8,848,802

Property and equipment:
  Oil and gas  properties  (full cost method),
    less accumulated  depreciation, depletion
    and amortization of $36,350,758
    at June 30, 1996 and $29,651,521
    at December 31, 1995 .....................................     61,709,380      74,475,683

  Other property and equipment:
   Land ......................................................        139,466         139,466
   Equipment .................................................        913,791         692,508
   Leasehold improvements ....................................        115,533          37,430
   Less accumulated depreciation .............................       (333,286)       (266,686)
                                                                 ------------    ------------
                                                                   62,544,884      75,078,401

Investments in and advances to partnership ...................      3,934,781           --
Deposit ......................................................      3,800,000           --

Deferred financing fees, net of accumulated
   amortization of $417,231 at June 30, 1996
     and $289,231 at December 31, 1995 .......................        398,868         353,514

Restricted cash ..............................................         90,520         134,419
Other assets .................................................        779,008         326,222
Marketable securities ........................................        326,000         326,000
                                                                 ------------    ------------
Total assets .................................................   $ 77,522,590    $ 85,067,358
                                                                 ============    ============


           See accompanying notes to consolidated financial statements

                   ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                     June 30        December 31
                                                                      1996            1995
                                                                    ---------      -----------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................   $  4,117,133    $  3,928,824
  Oil and gas production payable .............................      1,129,007       1,787,152
  Accrued interest ...........................................        114,049         362,750
  Other accrued expenses .....................................        282,030          46,207
  Dividends payable on preferred stock .......................         91,482          91,482
                                                                 ------------    ------------
Total current liabilities ....................................      5,733,701       6,216,415

Long-term debt:
  Financing agreements .......................................     32,456,651      41,556,651

Other long term obligations ..................................         63,095          44,737
Deferred income taxes ........................................        186,749         186,749
Minority interest in foreign subsidiary ......................      2,128,044            --

Shareholders' equity:
  Preferred stock 8% authorized, 1,000,000 shares;
    issued and outstanding 45,741 shares
    at June 30, 1996 and December 31, 1995 ...................            457             457
  Common stock, par value $.01 per share - authorized
    50,000,000 shares; issued and outstanding
    5,803,812 shares at June 30, 1996 and
    5,799,762 shares at December 31, 1995, respectively ......         58,040          57,999
  Additional paid-in capital .................................     50,902,597      50,914,078
  Unrealized loss on securities ..............................       (244,000)       (244,000)
  Accumulated (deficit) ......................................    (13,488,126)    (13,663,903)
  Treasury stock,  at cost, 53,211 shares at June 30, 1996
      and  2,571 at December 31, 1995,  respectively .........       (274,604)         (1,825)
  Foreign currency translation ...............................            (14)           --
                                                                 ------------    ------------
Total shareholders' equity ...................................     36,954,350      37,062,806
                                                                 ------------    ------------

Total liabilities and shareholders' equity ...................   $ 77,522,590    $ 85,067,358
                                                                 ============    ============



          See accompanying notes to consolidated financial statements

                   ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                        Three Months Ended             Six Months Ended
                                                             June 30                       June 30
                                                    ---------------------------  ----------------------------
                                                        1996           1995           1996            1995
                                                        ----           ----           ----            ----
Revenue:
    Oil & gas production sales ...................  $ 3,520,368     $ 3,342,873    $ 8,014,181    $ 6,546,926
    Rig revenues .................................       39,850          38,450         77,300         64,250
    Other ........................................        2,024          20,994          3,177         28,047
                                                    -----------     -----------    -----------    -----------
                                                      3,562,242       3,402,317      8,094,658      6,639,223
Operating costs and expenses:
   Lease operating and production taxes ..........    1,016,606       1,038,918      2,181,038      2,097,951
    Depreciation, depletion, & amortization ......    1,419,607       1,135,200      2,870,941      2,286,500
    General and administrative ...................      470,556         263,199        809,808        492,405
   Rig operations ................................       33,462          33,372         69,923         67,676
   Hedging loss ..................................      257,308            --          311,959           --
                                                    -----------     -----------    -----------    -----------
                                                      3,197,539       2,470,689      6,243,669      4,944,532
                                                    -----------     -----------    -----------    -----------
                                                        364,703         931,628      1,850,989      1,694,691

Other (income) expense:
   Interest income ...............................      (58,160)         (4,343)      (115,369)        (7,357)
   Interest expense ..............................      592,878         979,385      1,443,793      1,930,651
   Amort. of deferred financing fees .............       64,000          40,000        128,000         80,000
                                                    -----------     -----------    -----------    -----------
                                                        598,718       1,015,042      1,456,424      2,003,294
                                                    -----------     -----------    -----------    -----------

Income (loss) before minority interest ...........     (234,015)        (83,414)       394,565       (308,603)
Minority interest in income
    of consolidated foreign subsidiary ...........        6,183            --           35,824           --
                                                    -----------     -----------    -----------    -----------
Net income (loss) ................................     (240,198)        (83,414)       358,741       (308,603)
Less dividend requirement on
    cumulative preferred stock ...................      (91,482)        (91,500)      (182,964)      (182,982)
                                                    -----------     -----------    -----------    -----------
Net income (loss) applicable to
    common stock .................................  $  (331,680)  $    (174,914)   $   175,777    $  (491,585)
                                                    ===========     ===========    ===========    ===========

Net income (loss) per share:

   Net income (loss) per common and dilutive
    common equivalent share ......................  $      (.06)  $        (.04)   $       .03    $      (.11)
   Weighted average shares outstanding ...........    5,763,222       4,469,762      6,521,910      4,468,655



             See accompanying notes to consolidated financial statements

                   ABRAXAS  PETROLEUM CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                        Six Months Ended
                                                                             June 30
                                                                      1996            1995
                                                                   ----------      ----------
OPERATING ACTIVITIES
Net income ...................................................   $    358,741    $   (308,603)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
   Minority interest in income of foreign subsidiary .........         35,824            --
   Depreciation, depletion, and amortization .................      2,870,941       2,286,500
   Amortization of deferred financing fees ...................        128,000          80,000
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable ...............      1,326,681        (161,283)
     (Increase) decrease in other current assets .............       (120,710)       (113,350)
    (Increase) decrease in equipment inventory ...............        (14,113)        (19,009)
    (Decrease) increase in accounts payable
       and accrued expenses ..................................        175,431       1,001,270
    (Decrease) increase in oil & gas production payable ......       (658,145)         10,148
                                                                   ----------      ----------
Net cash provided by operating activities ....................      4,102,650       2,775,673


INVESTING ACTIVITIES
Development of oil and gas properties ........................     (4,864,666)     (4,730,489)
Proceeds from sale of oil and gas
  producing  properties ......................................     16,598,000         224,001
Purchase of oil and gas producing  properties ................       (430,441)       (153,139)
Purchase  of property  and  equipment ........................       (299,386)        (33,186)
Development of gas processing plants .........................        (60,290)        (34,617)
Payment of  deposit  for  purchase
  of oil and gas  properties .................................     (3,800,000)           --
Assets of acquired companies,  net of cash ...................       (645,001)           --
Purchase of investment and advances to  partnership ..........     (4,936,781)           --
Purchase of interest in real estate  partnership .............        (27,810)           --
Minority  interest related to assets acquired
 of foreign  subsidiary ......................................      2,092,220            --
  Increase  in other  assets .................................        (58,630)           --
                                                                   ----------      ----------
Net cash  provided  (used) in investing activities ...........      3,567,215      (4,727,430)


                   ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (UNAUDITED)

                                                                        Six Months Ended
                                                                             June 30
                                                                      1996            1995
                                                                 ------------    ------------
FINANCING ACTIVITIES
Issuance of common stock .....................................   $     25,313    $     18,504
Expenses paid related to private placement offering ..........        (36,753)           --
Purchase of treasury stock ...................................       (272,779)           --
Proceeds from long term borrowing ............................      2,900,000       2,500,000
Dividends paid on preferred stock ............................       (182,964)       (182,982)
Payments on long-term borrowings .............................    (12,000,000)           --
Increase in other long-term liabilities ......................         18,358            --
Loan origination fees ........................................       (173,354)       (105,835)
                                                                 ------------    ------------
Net cash  used for financing activities ......................     (9,722,179)      2,229,687
                                                                 ------------    ------------
Increase (decrease) in cash ..................................     (2,052,314)        277,930

Cash at beginning of period ..................................      4,384,186         135,297
                                                                 ------------    ------------

Cash at end of period, including restricted cash .............   $  2,331,872    $    413,227
                                                                 ============    ============

Supplemental disclosures of cash flow information:
Interest paid ................................................   $  1,668,858    $  1,445,649
                                                                 ============    ============


Supplemental schedule of non-cash investing
 and financing activity:
Issuance of Common Stock for compensation ....................   $       --      $     37,600
                                                                 ============    ============
Exchange of treasury stock for non-compete
  agreement ..................................................   $       --      $     70,625
                                                                 ============    ============

















          See accompanying notes to consolidated financial statements

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

NOTE 1. BASIS OF PRESENTATION

   The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 1995 which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The consolidated interim financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month and six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Any and all adjustments are of a normal and recurring nature.

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

NOTE 2. NET INCOME (LOSS) PER  SHARE

   Net income (loss) per common share is computed by dividing net income (loss) (adjusted for dividends on preferred stock) by the weighted average number of shares of common stock outstanding during the period, options and warrants that are dilutive and the shares that would be issued in conjunction with the Company's Contingent Value Rights. Income (loss) per common and common equivalent share assuming full dilution was determined on the assumption that the preferred stock was converted into common stock at the beginning of the period. Common stock equivalents are not considered in the computation of earnings per common share for periods with a loss, as their effect is anti-dilutive.

NOTE 3. ACQUISITION AND DIVESTITURE

   In January 1996, the Company made a $3,000,000 investment in Grey Wolf, a privately held Canadian Corporation, which in turn, invested these proceeds in newly issued shares of Cascade, an Alberta-based corporation whose shares are traded on the Alberta Stock Exchange. The Company owns 78% of the outstanding capital stock of Grey Wolf, and, through Grey Wolf, the Company owns approximately 52% of the outstanding capital stock of Cascade. Certain officers and directors of the Company own approximately 6% of the common stock of Grey Wolf and serve as directors of Grey Wolf.

   In March 1996, the Company sold all of its interest in its Portilla and Happy Fields to an unrelated purchaser (Purchaser or "Limited Partner"). Simultaneously with this sale, the Limited Partner also acquired the 50% overriding royalty interest in the Portilla Field owned by the Commingled Pension Trust Fund (Petroleum II), the trustee of which is Morgan Guaranty Trust Company of New York (the "Pension Fund"). In connection with the purchase of both the Company's interest in the Portilla and Happy Fields and the Pension Funds interest in the Portilla Field (together, the "Properties"), the Limited Partner obtained a loan

(the "Bank Loan") secured by the Properties and contributed the Properties to Portilla-1996, L.P., a Texas limited partnership (the "Partnership"). A subsidiary of the Company, Portilla-Happy Corporation ("Portilla-Happy"), is the general partner of the Partnership. The aggregate purchase price received by the Company was $17,600,000, of which $2,000,000 was used to purchase a minority interest in the Partnership, which has been accounted for using the equity method. At June 30, 1996, the Company's investment in and advances to the Partnership represents the original investment of $2,000,000 and advances made to the Partnership primarily for development drilling net of production revenue collected by the Company on behalf of the Partnership.

   In August 1996, the Company entered into a non-binding letter of intent with the Limited Partner and certain noteholders ("the Noteholders") of the
Partnership, pursuant to which the Company agreed to purchase the Limited Partner's interest in the Partnership and the Noteholders notes in the aggregate principal amount of $5,920,000 (the "Notes"), resulting in the Company's owning, on a consolidated basis, all of the equity interests in the Partnership. The aggregate consideration for the purchase of the Limited Partners interest in the Partnership and the Notes is $6,918,000. The Company will also assume the Bank Loan which had an outstanding principal balance of approximately $20,600,000 as of July 31, 1996.

   The proposed transaction is subject to the receipt by the Company of satisfactory financing. The Company is required to contribute funds to the Partnership necessary to pay its operating expenses and to make the minimum distribution to the Limited Partner necessary for it to make the required payments on the Bank Loan through December 31, 1996. The Bank Loan requires monthly interest payments of approximately $140,000, which have been made through July 1996.

   The transaction will result in the Company's reacquiring direct ownership in the Portilla and Happy Fields which it previously owned, as well as the interest in the Portilla Field previously owned by the Pension Fund. Upon consumation of the acquisition, the Company will include in its balance sheet, the amount previously removed from oil and gas properties in connection with the sale of its interest in the Portilla and Happy Fields during the quarter ended March 31, 1996, as well as amount of the purchase price paid for the Pension Funds interest in the Portilla Field, and all development drilling expenditures incurred on the properties, less the amount of depreciation, depletion and amortization related to the properties from the formation of the Partnership through the closing of the transaction.

   In May 1996, the Company entered into an agreement to acquire certain oil and gas properties in Wyoming for $47.5 million, subject to price adjustments. The Company has made a $3.8 million earnest money deposit with the seller. This purchase is scheduled to close no later than September 30, 1996 and has an effective date of April 1, 1996.

NOTE 4. LONG-TERM DEBT

   In June 1994, the Company entered into a revolving credit facility with First Union National Bank of North Carolina ("First Union"). The facility calls for monthly interest payments at prime plus one quarter percent, or LIBOR plus two and one half percent, a maturity date of June 1997, semi-annual review of the borrowing base amount. First Union has a first lien mortgage on all of the Company's oil and gas properties and a security interest in the Company's receivables and general intangibles. In April 1996 the First Union facility was amended, decreasing the total borrowing base to $31,000,000 with a maturity date of June 1999, and adjusted the interest rate to LIBOR plus two percent. In August 1996, the facility was further amended, increasing the borrowing base to $35,000,000. As of August 1, 1996, the Company had outstanding advances of $33.5 million under this facility.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following is a discussion of the Company's financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements of the Company, and the notes thereto included in the Company's annual report on Form 10-K filed for the year ended December 31, 1995 which is incorporated herein by reference.

RESULTS OF OPERATIONS

   The factors which most significantly affect the Company's results of operations are (1) the sales prices of crude oil and natural gas, (2) the level of total sales volumes of crude oil and natural gas, (3) the level of and interest rates on borrowings and (4) the level and success of exploration and development activity.

   Selected operating data. The following table sets forth certain operating data of the Company for the periods presented.
                                       Three Months Ended     Six Months Ended
                                            June 30                June 30
                                       -------------------    ---------------
                                           1996     1995       1996     1995
Operating Revenue (in thousands):
    Crude Oil Sales ...................   $1,499   $1,688   $3,724  $3,280
    Natural Gas Sales .................    1,648    1,260    3,420   2,496
    Natural Gas Liquid Sales ..........      373      395      871     771
  Rig Operations ......................       40       38       77      64
  Other ...............................        2       21        3      28
                                          ------   ------    ------  ------
  Total Operating Revenue .............   $3,562   $3,402   $8,095  $6,639
                                          ======   ======    ======  ======

Operating Income (in thousands): ......   $  364   $  932   $1,851   $1,695
Natural Gas Production (MMCFS) ........      804      860    1,758    1,695
Crude Oil Production (MBBLS) ..........       73       93      192      186
Natural Gas Liquids Production (MBBLS).       31       36       70       69
Average Natural Gas Sales Price ($/MCF)   $ 2.05   $ 1.47   $ 1.95   $ 1.47
Average Crude Oil Sales Price ($/Bbl) .   $20.50   $18.12   $19.44   $17.63
Average Liquids Sale Price ($/Bbl) ....   $11.92   $11.08   $12.38   $11.17

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO
  THREE MONTHS ENDED JUNE 30, 1995

  OPERATING REVENUE. During the three months ended June 30, 1996, operating revenue from crude oil, natural gas and natural gas liquid sales increased to $3.5 million compared to $3.3 million in the three months ended June 30, 1995. The increase was attributable to the increase in average sales prices and increased production volumes from the Company's properties other than Happy and Portilla in 1996 as compared to 1995, which somewhat offset the loss in production volumes from the sale of Happy and Portilla. Happy and Portilla contributed $1.1 million in operating revenue during the second quarter of 1995. Crude oil and natural gas liquids sales volumes decreased by 19% and natural gas sales volumes decreased by 6% in the three months ended June 30, 1996 as compared to the second three months of 1995 as a result of the sale of Happy and Portilla which was somewhat offset by continued development drilling in west Texas and the production from the Company's Canadian properties. Happy and Portilla contributed 113,600 Mcf of natural gas (13% of Company total), 41,745 Bbls of crude oil (45% of Company total) and 9,220 Bbls of natural gas liquids (26% of Company total) during the three months ended June 30, 1995. Average sales prices were $20.50 per Bbl of crude oil, $2.05 per Mcf of natural gas and

$11.92 per Bbl of natural gas liquids in the three months ended June 30, 1996 compared with $18.12 per Bbl of crude oil, $1.47 per Mcf of natural gas and $11.08 per Bbl of natural gas liquids in the same period of 1995.

     LEASE OPERATING EXPENSES. Lease operating expenses and production taxes ("LOE")for the three months ended June 30, 1996 remained at $1.0 million, the same as in 1995, as a result of the production from Happy and Portilla, which have relatively low LOE, being replaced by production from the Company's other properties which have a higher LOE cost. During the three months ended June 30, 1995, LOE was $220,000 for Happy and Portilla and $819,000 for the Company's remaining properties. LOE on a $/BOE basis were $4.26/BOE for the three months ended June 30, 1996 compared to $3.82/BOE for the three months ended June 30, 1995. During the three months ended June 30, 1995, LOE on a per BOE basis for Happy and Portilla was $3.15 BOE compared to $4.05 BOE for the remainder of the Company's producing properties.

  G&A EXPENSES. G&A expenses increased from $263,000 for the three months ended June 30, 1995 to $471,000 for the same period of 1996 as a result of the Company's hiring additional staff to manage the its assets, including establishing a Canadian administrative office. G&A expenses on a $/BOE basis increased from $.97/BOE for the three months ended June 30, 1995 to $1.97/BOE for the three months ended June 30, 1996. This increase was due to the Company's smaller production base following the sale of Happy and Portilla and the loss of overhead reimbursement on the Portilla properties of $72,000 in the three months ended June 30, 1995 that previously had reduced G&A expenses.

  DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization ("DD&A") expenses increased from $1.1 million for the three months ended June 30, 1995 to $1.4 million for the three months ended June 30, 1996 The increase in DD&A was due to the sale of Happy and Portilla which have longer reserve lives than the Company's remaining properties. DD&A expenses on a $/BOE basis was $5.96/BOE for the three months ended June 30, 1996 compared to $4.17/BOE for the three months ended June 30, 1995.

  INTEREST EXPENSE AND PREFERRED DIVIDENDS. Interest expense and preferred dividends ("Interest and Dividends") decreased from $1.1 million for the three months ended June 30, 1995 to $684,000 for the three months ended June 30, 1996, largely attributable to the sale of Happy and Portilla and the repayment by the Company of $12 million previously borrowed under the First Union Credit Facility. Interest and Dividends on a $/BOE basis were $2.87/BOE for the three months ended June 30, 1996 compared to $3.92/BOE for the three months ended June 30, 1995.

  NATURAL GAS HEDGE. In December 1995, the Company entered into a commodity swap agreement with First Union Bank. Under the commodity swap agreement, the Company receives or makes payments to First Union based on the differential between a fixed and variable price for natural gas. At December 31, 1995, the Company had agreed to exchange payments monthly on 5,000 MMBTU of natural gas per day beginning in March 1996 and extending through November 1996. Under the swap agreement, as in effect during the first quarter of 1996, the Company received fixed prices averaging $1.747 per MMBTU and paid a variable price based on the arithmetic average of the last three trading days' settlement price of the first nearby contract for natural gas as quoted by the New York Merchantile Exchange. For the quarter ended June 30, 1996, the Company sustained a $257,000 loss related to the difference between the price received by the Company and the price paid by the Company. This agreement was amended, effective June 1, 1996, to reduce the fixed price by $ .255 per MMBTU and the variable price to the Inside FERC, El Paso price, eliminating any basis differential for the remainder of the agreement.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30, 1995

  OPERATING REVENUE. During the six months ended June 30, 1996, operating revenue from crude oil, natural gas and natural gas liquids sales increased from $6.5 million in 1995 to $8.0 million. This increase was primarily attributable to an increase in crude oil, natural gas liquids and natural gas sales prices and increased production volumes from the Company's properties other than Happy and Portilla in 1996 as compared to 1995 which somewhat offset the loss in production volumes from the sale of Happy and Portilla.

Happy and Portilla contributed $2.1 million in operating revenue during the first six months of 1995 and $1.2 million during the first six months of 1996. Crude oil and natural gas liquids sales volumes increased by 3% and natural gas sales volumes increased by 4% in the first six months of 1996 as compared to the first six months of 1995 as a result of the increased production from the
Company's properties other than Happy and Portilla. Happy and Portilla contributed 104 MBbls of crude oil and natural gas liquids (40% of Company total) and 190 MMcf of natural gas (11% of Company total) during the first six months of 1995 as compared to 54 MBbls of crude oil and natural gas liquids (21% of Company total) and 117 MMcf of natural gas (7% of Company total) for the first six months of 1996. Average sales prices were $19.44 per Bbl of crude oil, $12.38 per Bbl of natural gas liquids and $1.95 per Mcf of natural gas for the six months ended June 30, 1996 compared with $17.63 per Bbl of crude oil, $11.17 per Bbl of natural gas liquids and $1.47 per Mcf of natural gas for the six months ended June 30, 1995. A general weakening of crude oil and natural gas prices at the wellhead during the first six months of 1995 resulted in a higher average crude oil and natural gas sales price received by the Company during the six months ended June 30, 1996 compared to the same period in 1995.

  LEASE OPERATING EXPENSES. LOE for the six months ended June 30, 1996 increased to $2.2 million compared to $2.1 million in 1995. This increase was caused by the increased percentage of the Company's production base attributable to west Texas oil development than that represented by Texas gulf coast properties which generally have lower LOE than west Texas. Of the LOE incurred during the first six months of 1995, $433,000 was attributable to Happy and Portilla as compared to $233,000 during the first six months of 1996. LOE on a $/BOE basis was $3.93/BOE for the six months ended June 30, 1996 compared to $3.90/BOE for the six months ended June 30, 1995.

  DEPRECIATION, DEPLETION AND AMORTIZATION. DD&A expenses increased from $2.3 million for the six months ended June 30, 1995 to $2.9 million for the six months ended June 30, 1996, primarily due to the increase in sales volumes of crude oil and natural gas. DD&A expenses on a $/BOE basis were $5.17/BOE for the six months ended June 30, 1996 compared to $4.25/BOE for the six months ended June 30, 1995.


  G&A EXPENSES. G&A expenses increased from $492,000 for the first six months of 1995 to $810,000 for the same period of 1996 as a result of the Company's hiring additional staff to manage the Company's assets, including establishing a Canadian administrative office. G&A expenses on a $/BOE basis increased from $.91/BOE for the six months ended June 30, 1995 to $1.46/BOE for the six months ended June 30, 1996. This increase was due to the smaller production base of the Company following the sale of Happy and Portilla and the loss of overhead reimbursement on the Portilla properties that previously had reduced G&A expenses. .

  INTEREST EXPENSE AND PREFERRED DIVIDENDS. Interest and dividends decreased from $2.1 million for the six months ended June 30, 1995 to $1.6 million for the six months ended June 30,1996, largely due to reduced debt levels after application to debt of the sales proceeds from Happy and Portilla. Interest and Dividends on $/BOE basis were $2.93/BOE for the six months ended June 30, 1996 compared to $3.91/BOE for the six months ended June 30, 1995.


  NATURAL GAS HEDGE. The Company had a loss of $312,000 for the first six months of 1996 as a result of the commodity swap agreement with First Union.

GENERAL

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

LIQUIDITY AND CAPITAL RESOURCES

  Capital expenditures excluding property divestitures during the first six months of 1996 amounted to $6.7 million compared to $5.0 million during the same period of 1995. The table below sets forth the components of these capital expenditures on a historical basis for the six months ended June 30, 1995 and 1996.
                                                   Six Months Ended
                                                      June 30
                                                   1996       1995
                                                  -------    ------
Expenditure category (in thousands):
   Property acquisitions (1) .............        $1,530    $  153
   Development ...........................         4,925     4,765
   Facilities and other ..................           299        33
                                                  ------    ------
Total ....................................        $6,754    $4,951
                                                  ======    ======


(1) Includes approximately $1.1 million of oil and gas properties acquired from Cascade.

   At June 30, 1996, the Company had current assets of $5.6 million and current liabilities of $5.7 million resulting in working capital deficiency of $100,000. This compares to working capital of $2.6 million at December 31, 1995 and a deficiency of $1.7 million at June 30, 1995. The material components of the Company's current liabilities at June 30, 1996 include trade accounts payable of $4.1 million and revenues due third parties of $1.1 million.

   The Company's current budget for capital expenditures for the last six months of 1996 is $10.5 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties as such opportunities arise including $43.8 million for the acquisition of the Wyoming properties and $27.5 million for the acquisition of Portilla and Happy. Other than the commitments to complete these acquisitions, the Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors.

   The Company is currently exploring financing alternatives to complete the acquisitions with its financial advisors. These alternatives include the sale of debt securities, equity securities or some combination thereof and traditional bank financing. There can be no assurance that the Company will be able to obtain such financing. If the Company were unable to obtain such financing, the Company would forfeit its $3.8 million earnest money deposit made to the seller of the Wyoming properties.

   The First Union Financing Agreement contains two financial covenants: (1) the ratio of current assets to current liabilities (exclusive of any part of the loan which is current) shall not be less than 1:1 with any unborrowed dollars available under the Company's credit facility being computed as a current asset; and (2) the cash flow coverage ratio shall not be greater than 5:1 with cash flow coverage ratio defined as the ratio of (i) indebtedness plus any other funded long-term debt to (ii) annualized consolidated net income for each quarter, plus non-cash charges, less non-cash revenues. The First Union Financing Agreement also contains covenants relating to maintaining corporate existence, maintaining title to all of the collateral free and clear of all liens except for First Union's liens and those permitted by First Union, maintaining all mineral interests in good repair, and in compliance with all laws, maintaining insurance, paying all taxes, not paying dividends except as required on the Series 1995-B Preferred Stock and not selling any of the collateral securing the loans. The Company was in compliance with these covenants at June 30, 1996 or has obtained appropriate waivers through January 1, 1997. Total availability under the First Union agreement was $35 million at August 1, with $33.5 million currently borrowed.

   Operating activities during the six months ended June 30, 1996 provided $4.1 million cash to the Company compared to $2.8 million in the same period in 1995. Net income plus non-cash expense items during 1996 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities provided $3.6 million during the first six months of 1996 primarily from the divestiture of crude oil and natural gas properties. This compares to $4.7 million required during the same period of 1995 primarily utilized for the development of crude oil and natural gas properties. Financing activities required $9.7 million for the first six months of 1996 compared to providing $2.2 million for the same period of 1995.

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

   Based upon the current level of operations, the Company believes that cash flow from operations and the Company's credit facility with First Union, will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments other than the capital needed to complete the acquisitions described above through the end of 1996. A depressed price for natural gas or crude oil will have a material adverse effect on the Company's cash flow from operations and anticipated levels of working capital, and could force the Company to revise its planned capital expenditures.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

     This report  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Risk Factors" in the Company's Annual Report on Form 10-K which is incorporated by reference herein and this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None
Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits:
          11 Statement Re:  Computation of earnings per share
          Exhibit 27 Financial data schedule
        (b) Reports on Form 8-K
              None

                         Exhibit (11) - Statement Re:
                       Computation of Earnings Per Share

                                                Three Months Ended           Six Months Ended
                                                     June 30                     June 30
                                               1996           1995          1996           1995
                                            ----------     ----------     ----------    ----------
Primary:
   Average shares outstanding ..........     5,763,222      4,469,762      5,778,981     4,468,655
   Net effect of dilutive stock options-
   based on the Treasury/Stock
   method using average market price ...          --             --           17,414
   Assumed issuance under existing
   Contingent Value Rights agreement ...          --             --          725,515
                                            ----------     ----------     ----------    ----------
Totals .................................     5,763,222      4,469,762      6,521,910     4,468,655
Net income (loss) ......................   $  (331,680)   $  (174,914)   $   175,777   $  (491,585)
Per share amount .......................   $      (.06)   $      (.04)   $       .03   $      (.11)


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION
                         ------------------------------
                                  (Registrant)



   Date:  August 14,1996  By:/s/
                             ------------------
                          ROBERT L.G. WATSON,
                          PRESIDENT AND CHIEF
                          EXECUTIVE OFFICER


   Date: August 14, 1996  By:/s/
                             ------------------
                          CHRIS WILLIFORD,
                          EXECUTIVE VICE PRESIDENT AND
                          PRINCIPAL ACCOUNTING OFFICER