Form 10-Q
period 1996-09-30
ABRAXAS PETROLEUM CORP
filed 1996-11-14
CIK 867665

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)                         FORM 10-Q

    (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1996
                                      or
    ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-19118

                         ABRAXAS PETROLEUM CORPORATION
-----------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

      Nevada                                          74-2584033
      ------------------                              --------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                  Identification Number)

      500 N. Loop  1604 E, Suite 100, San Antonio, Texas   78232
      --------------------------------------------------   -----------
      (Address of Principal Executive Offices)              (Zip Code)

      Registrant's telephone number, including area code (210)490-4788

                                Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

      The number of shares of the issuer's common stock outstanding as of November 1, 1996, was:

            Class                                     Shares Outstanding
      ----------------------------                    -------------------
      Common Stock, $.01 Par Value                         5,804,812

                                   1 of 16

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                  FORM 10 - Q
                                     INDEX


                                    PART I
                             FINANCIAL INFORMATION


ITEM 1-Financial Statements(Unaudited)
         Consolidated  Balance Sheets - September 30, 1996
           and December 31,1995........................................3
         Consolidated Statements of Operations -
           Three and Nine Months Ended September 30, 1996 and 1995.....5
         Consolidated Statements of Cash Flows -
           Nine  Months Ended September 30, 1996 and 1995..............6
         Notes to Consolidated Financial Statements....................8
ITEM 2-Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................10


                                    PART II
                               OTHER INFORMATION


ITEM 1 - Legal proceedings............................................13
ITEM 2 - Changes in Securities........................................13
ITEM 3 - Defaults Upon Senior Securities..............................13
ITEM 4 - Submission of Matters to a Vote of Security Holders..........13
ITEM 5 - Other Information............................................15
      Signatures......................................................16

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS

                                              September 30        December 31
                                                   1996               1995
                                             ---------------    --------------
                                               (Unaudited)
ASSETS
Current assets:
  Cash .......................................   $   9,992,902    $   4,249,767
  Accounts receivable, less allowance
    for doubtful accounts of $35,900
    at September 30, 1996 and$35,900
    at December 31, 1995:
      Joint owners ...........................         593,481        1,334,873
      Oil and gas production sales ...........       2,748,505        2,945,681
      Affiliates .............................          59,463           53,224
      Other ..................................         563,081           60,367
                                                 -------------    -------------
                                                     3,964,530        4,394,145

  Equipment inventory ........................         142,023           80,070
  Other currents assets ......................         138,986          124,820
                                                                  -------------
Total current assets .........................      14,238,441        8,848,802

Property and equipment:
  Oil and gas properties (full cost method)
  including $8,000,000 excluded from the
  amortization base at September 30, 1996,
  less  accumulated  depreciation,depletion
  and amortization of $37,601,185 at
  September 30, 1996 and $29,651,521
  at December 31, 1995 .......................     111,103,581       74,475,683

  Other property and equipment:
   Land ......................................         139,466          139,466
   Equipment .................................         969,835          692,508
   Leasehold improvements ....................         129,398           37,430
   Less accumulated depreciation .............        (366,586)        (266,686)
                                                 -------------    -------------
                                                   111,975,694       75,078,401

Investments in and advances to partnership ...       2,396,992             --
Offering issuance costs ......................         192,109             --

Deferred financing fees, net of accumulated
   amortization of $850,650 at
   September 30, 1996 and $289,231
   at December 31, 1995 ......................         778,698          353,514

Restricted cash ..............................          91,160          134,419
Other assets .................................         766,994          326,222
Marketable securities ........................            --            326,000
                                                 -------------    -------------
Total assets .................................   $ 130,440,088    $  85,067,358
                                                 =============    =============


          See accompanying notes to consolidated financial statements

                   ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                               September 30        December 31
                                                  1996                 1995
                                             ---------------    --------------
                                               (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................   $   4,694,034    $   3,928,824
  Oil and gas production payable .............       1,414,212        1,787,152
  Accrued interest ...........................            --            362,750
  Other accrued expenses .....................         356,263           46,207
  Dividends payable on preferred stock .......          91,482           91,482
                                                 -------------    -------------
Total current liabilities ....................       6,555,991        6,216,415

Long-term debt:
  Financing agreements .......................      85,000,000       41,556,651

Other long term obligations ..................         123,538           44,737
Deferred income taxes ........................         186,749          186,749
Minority interest in foreign subsidiary ......       2,153,223             --

Shareholders' equity:
  Preferred stock 8% authorized, 1,000,000
    shares;issued  and  outstanding 45,741
    shares at September 30, 1996 and
    December 31, 1995 ........................             457              457
  Common stock, par value $.01 per share -
    authorized 50,000,000 shares; issued
    and outstanding 5,804,812 shares at
    September 30, 1996 and 5,799,762 shares
    at December 31, 1995, respectively .......          58,050           57,999
  Additional paid-in capital .................      50,920,154       50,914,078
  Unrealized holding loss on securities ......            --           (244,000)
  Retained earnings (deficit) ................     (14,184,400)     (13,663,903)
  Treasury stock, at cost, 70,711 shares
    at September 30, 1996 and  2,571 at
    December 31, 1995,  respectively .........        (374,079)          (1,825)
  Foreign currency translation ...............             405             --
                                                 -------------    -------------
Total shareholders' equity ...................      36,420,587       37,062,806
                                                 -------------    -------------

Total liabilities and shareholders' equity ...   $ 130,440,088    $  85,067,358
                                                 =============    =============



          See accompanying notes to consolidated financial statements




                   ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                             Three Months Ended                Nine Months Ended
                                                                 September  30                   September 30
                                                             1996          1995              1996            1995
                                                         --------------------------       ----------------------------
Revenue:
   Oil & gas production sales .......................   $  3,771,667    $  3,247,223      $ 11,785,848    $  9,794,667
   Rig revenues .....................................         28,700          28,000           106,000          92,250
   Other ............................................         14,036          14,210            17,210          42,257
                                                         ------------    ------------      ------------    ------------
                                                           3,814,403       3,289,433        11,909,058       9,929,174
Operating costs and expenses:
   Lease operating and production taxes .............      1,114,619       1,084,574         3,295,659       3,182,567
   Depreciation, depletion, & amortization ..........      1,274,106       1,254,382         4,145,047       3,540,882
   General and administrative .......................        440,650         275,500         1,250,458         768,575
   Rig operations ...................................         42,658          27,302           112,581          94,978
   Hedging Loss .....................................        198,810            --             510,767            --
                                                         ------------    ------------      ------------    ------------
                                                           3,070,843       2,641,758         9,314,512       7,587,002
                                                         ------------    ------------      ------------    ------------
                                                             743,560         647,675         2,594,546       2,342,172

Other (income) expense:
   Interest income ..................................        (40,305)         (1,035)         (155,674)         (8,392)
   Interest expense .................................        698,023         984,609         2,141,816       2,915,260
   Amort. of deferred financing fees ................         64,419          40,000           192,419         120,000
   Loss on securities sale ..........................        235,197            --             235,197            --
                                                         ------------    ------------      ------------    ------------
                                                             957,334       1,023,574         2,413,758       3,026,868
                                                         ------------    ------------      ------------    ------------

Income (loss) before minority interest
    and extraordinary item ..........................       (213,774)       (375,899)          180,788        (684,696)
Minority interest in income
    of consolidated foreign subsidiary ..............         22,015            --              57,839            --
                                                         ------------    ------------      ------------    ------------
Income (loss) before extraordinary item .............       (235,789)       (375,899)          122,949        (684,696)

Extraordinary item-debt extinguishment cost ..........       369,000            --             369,000            --
                                                         ------------    ------------      ------------    ------------
Net income (loss) ....................................       (604,789)      (375,899)         (246,051)       (684,696)
Less dividend requirement on
    cumulative preferred stock .......................        (91,482)       (91,482)         (274,446)       (274,464)
                                                         ------------    ------------      ------------    ------------
Net income (loss) applicable to
    common stock .....................................   $   (696,271)  $  (467,381)      $  (520,497)    $   (959,160)
                                                          ============   ============       ============   ============
Net income (loss) per share:
Income (loss) per common share:

  Income (loss) before extraordinary item                $       (.06)  $      (.10)      $      (.03)    $      (.21)
  Extraordinary item                                             (.06)           --              (.06)             --
                                                          ------------   -----------       -----------    ------------
Net income (loss) per common and dilutive
    common equivalent share ..........................   $       (.12)  $      (.10)      $      (.09)           (.21)
                                                          ============   ===========       ===========    ============
   Weighted average shares outstanding ...............      5,804,812     4,457,262         5,804,145        4,456,462
                                                          ============   ===========       ===========    ============






             See accompanying notes to consolidated financial statements



                   ABRAXAS  PETROLEUM CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                  Nine Months Ended
                                                                     September 30
                                                               1996             1995
                                                            --------------------------

OPERATING ACTIVITIES
Net income (loss) .....................................   $   (246,051)   $   (684,696)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Minority interest in income of foreign subsidiary .         57,839
    Depreciation, depletion, and amortization .........      4,145,047       3,540,882
    Amortization of deferred financing fees ...........        561,419         120,000
    Issuance of Common Stock ..........................           --            55,512
    Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable ........        103,615      (1,892,866)
    (Increase) decrease in other current assets .......        (14,166)       (127,947)
    (Increase) decrease in equipment inventory ........        (61,953)        (16,872)
    (Decrease) increase in accounts payable and
       accrued expenses ...............................        712,516         107,469
    (Decrease) increase in oil & gas production payable       (372,940)        325,992
                                                          ------------    ------------
Net cash provided by operating activities .............      4,885,326       1,427,474

INVESTING ACTIVITIES
Development of oil and gas properties .................    (10,016,286)     (8,934,853)
Proceeds from sale of oil and gas producing properties      16,794,137       2,724,001
Purchase of oil and gas producing properties ..........    (46,430,993)       (153,139)
Purchase of property and equipment ....................       (369,295)        (89,252)
Development of gas processing plants ..................       (123,532)        (45,843)
Purchase of investment and advances to oil and
  gas partnership .....................................     (2,396,992)
Minority interest related to assets acquired of
  foreign subsidiary ..................................      2,095,384
Purchase of interest in real estate partnership .......        (27,810)
Assets of acquired companies, net of cash .............       (645,001)
                                                          ------------    ------------
Net cash provided (used) in investing activities ......    (41,120,388)     (6,499,086)





                       ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                         (UNAUDITED)


                                                                  Nine Months Ended
                                                                  September 30
                                                               1996             1995
                                                            --------------------------
FINANCING ACTIVITIES
Issuance of Common Stock ..............................         30,313
Offering issuance costs ...............................       (192,109)
Purchase of treasury stock ............................       (372,254)
Proceeds from long term borrowings ....................     90,400,000       2,750,000
Proceeds from short term borrowings ...................           --         3,000,000
Dividends paid on preferred stock .....................       (274,464)       (274,464)
Payments on long-term borrowings ......................    (46,956,650)        (10,552)
Increase in other long-term liabilities ...............         78,800
Loan origination fees .................................       (778,698)       (171,996)
                                                          ------------    ------------
Net cash provided by financing activities .............     41,934,938       5,292,988
                                                          ------------    ------------
Increase (decrease) in cash ...........................      5,699,876         221,376
Cash at beginning of period ...........................      4,384,186         135,297
                                                          ------------    ------------

Cash at end of period, including
  restricted cash .....................................   $ 10,084,062    $    356,673
                                                          ============    ============

Supplemental disclosures of cash flow information:
Interest paid .........................................   $  2,141,816    $  2,953,296
                                                          ============    ============


Supplemental schedule of non-cash investing
  and financing activity:
Accrual of preferred dividends ........................   $     91,482    $     91,482
                                                          ============    ============
Issuance of Common Stock for compensation .............   $      6,127    $     55,512
                                                          ============    ============
Exchange of treasury stock for non-compete
  agreement ...........................................   $       --      $     70,625
                                                          ============    ============















              See accompanying notes to consolidated financial statements

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1996


NOTE 1. BASIS OF PRESENTATION


   The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 1995 which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The consolidated interim financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month and nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Any and all adjustments are of a normal and recurring nature.

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


NOTE 2. NET INCOME (LOSS) PER  SHARE

   Net income (loss) per common share is computed by dividing net income (loss) (adjusted for dividends on preferred stock) by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares includes the number of shares that would be issuable under the Contingent Value Rights Agreement if the current market value of the Company's common stock at period-end is less than a specified target price. Common stock equivalents including any shares reusable under the Contingent Value Rights Agreement are not considered in the computation of earnings per common share for periods with a loss, as their effect is anti-dilutive.


NOTE 3. ACQUISITION

   In September 1996, the Company acquired producing properties in the Wamsutter Area of southwestern Wyoming for $45.9 million, net of a preliminary adjustment for accrual of net revenue and interest from April 1, 1996 to September 30, 1996. The acquisition was accounted for as a purchase and the purchase price was allocated to proved and unproved crude oil and natural gas properties based on the estimated fair values of the properties acquired. The purchase price was funded by a combination of $3.8 million cash on hand and advances under the Company's new credit facility with Bankers Trust Company, (see note 4). No revenue or expenses from this acquisition were included in the consolidated financial statements as the transaction was not closed until September 30, 1996.

NOTE 4.  LONG TERM DEBT

   On September 30, 1996, the Company entered into a new credit facility with Bankers Trust Company (BTCo) and ING Capital (together the Lenders), providing a bridge facility in the total amount of $90 million, consisting of a $30 million revolving credit facility, with $25 million initially available, a $35 million term loan and a $25 million term loan (the Bridge Facility). The Bridge Facility is secured by a first priority lien on substantially all of the Company's U.S. assets and matures on October 31, 1997. If borrowings under the Bridge Facility have not been repaid by each of November 15, 1996 and January 1, 1997, the Company will be obligated to pay the Lenders additional fees and/or warrants to purchase common stock of the Company. The agreement limits the Company's debt to the Bridge Facility, restricts the payment of dividends other than to the existing preferred stock, and requires compliance with minimum tangible net worth, current and interest coverage ratios and certain financial reporting requirements.

   The revolving credit facility and the $35 million term loan carry interest at LIBOR plus 2 1/4% and the $25 million term loan carries interest at the BTCo's prime rate plus 3%, increasing at 1/2% for each 90-day period thereafter to a maximum of prime plus 4 1/2 %. Under an interest rate swap agreement, the Company pays a fixed rate of 6.15% on $25 million of borrowings while the lender under the Bridge Facility will pay a floating rate equal to the USD-LIBOR-BBA rate for one month maturities to the Company. Settlements are due monthly. The agreement terminates in August 1997 and may be extended for an additional year by the lenders.

   On September 30, 1996, the Company borrowed $85 million under the Bridge Facility which was used to repay all amounts due First Union and to finance the purchase of the Wyoming Properties


NOTE 5.  SUBSEQUENT EVENTS

   In October 1996, the Company entered into agreements to purchase the outstanding capital stock of CGGS Canadian Gas Gathering Systems Inc. ("CGGS") after the consummation by CGGS of one of its gas processing facilities for approximately $86.4 million plus the amount of CGGS working capital and interest due to the seller. CGGS owns producing oil and gas properties in western Canada and adjacent gas gathering and processing facilities as well as 47,000 undeveloped net acres of leasehold. See below for financing details.

   In September 1996, the Company agreed to acquire a 75% partnership interest in Portilla-1996, L.P. (The "Partnership") for $27.5 million, including the repayment of certain indebtedness. The Company currently owns the remaining 25% interest in the Partnership. The Partnership owns a 100% working interest in the Portilla Field, located in the Texas Gulf Coast region and a 12 % working interest in the Happy Field, located in the Permian Basin of west Texas. See below for financing details.

   On November 5, 1996, the Company completed pricing of a $215 million Senior Notes Debt Offering that is scheduled to close on November 14, 1996. The Company will use these proceeds to close the two acquisitions detailed above as well as payoff all amounts due under the Company's credit facility (see Note 4). Approximately $10.0 million in proceeds will remain for general corporate use after these transactions are completed. Simultaneously, with the closing of the Offering, the Company will enter into an amended credit facility with the Lenders in the amount of $40.0 million with an initial borrowing availability of $20.0 million. Any advances under this facility will bear interest at rates varying from LIBOR Plus 125 basis points to LIBOR Plus 200 basis points depending on the percentage of the amount of availability drawn. The facility calls for no principal reductions for 2 years (pending semi annual borrowing base reviews) followed by amortization over eleven equal quarterly reductions and one final payment not to exceed 10% of the outstanding balance at the beginning of the 3 year amortization period. All U.S. assets of the Company will collateralize the facility and standard and customary covenants will apply.

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

   Selected operating data. The following table sets forth certain operating data of the Company for the periods presented.

                                        Three Months Ended    Nine Months Ended
                                           September 30         September  30
                                           1996       1995     1996       1995
                                        -------------------  ------------------
Operating Revenue (in thousands):
 Crude Oil Sales ......................   $ 1,583   $ 1,607   $ 5,306   $ 4,887
 Natural Gas Sales ....................     1,710     1,247     5,130     3,743
 Natural Gas Liquid Sales .............       479       394     1,350     1,165
 Rig Operations .......................        28        28       106        92
 Other ................................        14        14        17        42
                                          -------   -------   -------   -------
  Total Operating Revenue .............   $ 3,814   $ 3,290   $11,909   $ 9,929
                                          =======   =======   =======   =======

Operating Income (in thousands): ......   $   744   $   648   $ 2,595   $ 2,342
Crude Oil Production (MBBLS) ..........        74        97       266       283
Natural Gas Production (MMCFS) ........       867       950     2,625     2,645
Natural Gas Liquids Production (MBBLS)         36        37       106       106
Average Natural Gas Sales Price ($/MCF)   $  1.97   $  1.32   $  1.95   $  1.41
Average Crude Oil Sales Price ($/Bbl) .   $ 21.24   $ 16.62   $ 19.94   $ 17.24
Average Liquids Sale Price ($/Bbl) ....   $ 13.40   $ 10.61   $ 12.73   $ 10.94


COMPARISON  OF THREE MONTHS ENDED  SEPTEMBER 30, 1996 TO
  THREE MONTHS ENDED SEPTEMBER 30, 1995

  OPERATING REVENUE. During the three months ended September 30, 1996, operating revenue from crude oil, natural gas and natural gas liquid sales increased to $
3.8 million compared to $3.2 million in the three months ended September 30, 1995. The increase was attributable to the increase in average sales prices and from the Company's properties other than Happy and Portilla in 1996 as compared to 1995, which somewhat offset the loss in production volumes from the sale of Happy and Portilla. Happy and Portilla contributed $951,000 in operating revenue during the third quarter of 1995. Crude oil and natural gas liquids sales volumes decreased by 19% and natural gas sales volumes decreased by 8% in the three months ended September 30, 1996 as compared to the same three months of 1995 as a result of the sale of Happy and Portilla which was somewhat offset by continued development drilling in west Texas and the production from the Company's Canadian properties. Happy and Portilla contributed 184,650 Mcf of natural gas (19% of Company total), 31,164 Bbls of crude oil (31% of Company total) and13,115 Bbls of natural gas liquids (35% of Company total) during the three months ended September 30, 1995. Average sales prices were $21.24 per Bbl of crude oil, $1.97 per Mcf of natural gas and $13.40 per Bbl of natural gas liquids in the three months ended September 30, 1996 compared with $16.62 per Bbl of crude oil, $1.32 per Mcf of natural gas and $10.61 per Bbl of natural gas liquids in the same period of 1995.

  LEASE OPERATING EXPENSES. Lease operating expenses and production taxes ("LOE") for the three months ended September 30, 1996 remained at $1.1 million, the same as in 1995, as a result of the production from Happy and Portilla, which have relatively low LOE, being replaced by production from the Company's other properties which have a higher LOE cost. During the three months ended September 30, 1995, LOE was $151,000 for Happy and Portilla and $963,000 for the Company's remaining properties. LOE on a $/BOE basis were $4.38 per BOE for the three months ended September 30, 1996 compared to $3.71 per BOE for the three months ended September 30, 1995. During the three months ended September 30, 1995, LOE on a per BOE basis for Happy and Portilla was $2.68 per BOE compared to $4.07 per BOE for the remainder of the Company's producing properties.

  G&A EXPENSES. G&A expenses increased from $276,000 for the three months ended September 30, 1995 to $441,000 for the same period of 1996 as a result of the Company's hiring additional staff to manage its assets, including establishing a Canadian administrative office. G&A expenses on a $ per BOE basis increased from $.94 per BOE for the three months ended September 30, 1995 to $1.73 per BOE for the three months ended September 30, 1996. This increase was due to the Company's smaller production base following the sale of Happy and Portilla and the loss of overhead reimbursement on the Portilla properties of $72,000 in the three months ended September 30, 1995 that previously had reduced G&A expenses.

  DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization ("DD&A") expenses remained at $1.3 million for the three months ended September 30, 1996. DD&A expenses on a $/BOE basis was $5.00 per BOE for the three months ended September 30, 1996 compared to $4.29 per BOE for the three months ended September 30, 1995.

  INTEREST EXPENSE AND PREFERRED DIVIDENDS. Interest expense and preferred dividends ("Interest and Dividends") decreased from $1.1 million for the three months ended September 30, 1995 to $790,000 for the three months ended September 30, 1996, largely attributable to the sale of Happy and Portilla and the repayment by the Company of $12 million previously borrowed under the First Union Credit Facility. Interest and Dividends on a per BOE basis were $3.10 per BOE for the three months ended September 30, 1996 compared to $3.68 per BOE for the three months ended September 30, 1995.

  NATURAL GAS HEDGE. In December 1995, the Company entered into a commodity swap agreement with First Union Bank. Under the commodity swap agreement, the Company receives or makes payments to First Union based on the differential between a fixed and variable price for natural gas. At December 31, 1995, the Company had agreed to exchange payments monthly on 5,000 MMBTU of natural gas per day beginning in March 1996 and extending through November 1996. Under the swap agreement, as in effect during the first quarter of 1996, the Company received fixed prices averaging $1.747 per MMBTU and paid a variable price based on the arithmetic average of the last three trading days' settlement price of the first nearby contract for natural gas as quoted by the New York Merchantile Exchange. For the quarter ended September 30, 1996, the Company sustained a $199,000 loss related to the difference between the price received by the Company and the price paid by the Company. This agreement was amended, effective June 1, 1996, to reduce the fixed price by $ .255 per MMBTU and the variable price to the Inside FERC, El Paso price, eliminating any basis differential for the remainder of the agreement.

  OTHER EXPENSES. In September 1996, the Company repaid its existing bank debt to First Uniooon National Bank and expensed the remaining unamortized deferred financing costs of $433,000 previously carried as an asset. Also, in September the Company entered into an agreement to sell marketable securities it had held since 1993. This transaction, completed in October, resulted in the Company recognizing a loss of $235,000. This anticipated loss had previously been reflected in the equity section of the Company's balance sheet.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO
  NINE MONTHS ENDED SEPTEMBER 30, 1995

  OPERATING REVENUE. During the nine months ended September 30, 1996, operating revenue from crude oil, natural gas and natural gas liquids sales increased from $9.8 million in 1995 to $11.8 million. This increase was primarily attributable to an increase in crude oil, natural gas liquids and natural gas sales prices and increased production volumes from the Company's properties other than Happy and Portilla in 1996 as compared to 1995 which somewhat offset the loss in production volumes from the sale of Happy and Portilla. Happy and Portilla contributed $951,000 in operating revenue during the third quarter of 1995 and $0 million during the third quarter of 1996. Crude oil and natural gas liquids sales volumes decreased by 4% and natural gas sales volumes decreased by 1% in the first nine months of 1996 as compared to the first nine months of 1995. Happy and Portilla contributed 87,126 MBbls of crude oil and natural gas liquids (31% of Company total) and 375 MMcf of natural gas (14% of Company total) during the first nine months of 1995 as compared to 54 MBbls of crude oil and natural gas liquids (21% of Company total) and 117 MMcf of natural gas (4% of Company total) for the first nine months of 1996. Average sales prices were $19.94 per Bbl of crude oil, $12.73 per Bbl of natural gas liquids and $1.95 per Mcf of natural gas for the nine months ended September 30, 1996 compared with $17.24 per Bbl of crude oil, $10.94 per Bbl of natural gas liquids and $1.41 per Mcf of natural gas for the nine months ended September 30, 1995. A general weakening of crude oil and natural gas prices at the wellhead during the first nine months of 1995 resulted in a higher average crude oil and natural gas sales price received by the Company during the nine months ended September 30, 1996 compared to the same period in 1995.

  LEASE OPERATING EXPENSES. LOE for the nine months ended September 30, 1996 increased to $ 3.3 million compared to $3.2 million in 1995. This increase was caused by the increased percentage of the Company's production base attributable to west Texas oil development than that represented by Texas gulf coast properties which generally have lower LOE than west Texas. Of the LOE incurred during the first nine months of 1995, $445,000 was attributable to Happy and Portilla as compared to $233,000 during the first nine months of 1996. LOE on a per BOE basis was $4.07 per BOE for the nine months ended September 30, 1996 compared to $3.83 per BOE for the nine months ended September 30, 1995.

  DEPRECIATION, DEPLETION AND AMORTIZATION. DD&A expenses increased from $3.5 million for the nine months ended September 30, 1995 to $4.2 million for the nine months ended September 30, 1996, primarily due to the increase in sales volumes of crude oil and natural gas. DD&A expenses on a per BOE basis were $5.27 per BOE for the nine months ended September 30, 1996 compared to $4.27 per BOE for the nine months ended September 30, 1995.

  G&A EXPENSES. G&A expenses increased from $769,000 for the first nine months of 1995 to $1.2 million for the same period of 1996 as a result of the Company's hiring additional staff to manage the Company's assets, including establishing a Canadian administrative office. G&A expenses on a per BOE basis increased from $
 .93 per BOE for the nine months ended September 30, 1995 to $1.54 per BOE for the nine months ended September 30, 1996. This increase was due to the smaller production base of the Company following the sale of Happy and Portilla and the loss of overhead reimbursement on the Portilla properties that previously had reduced G&A expenses. .

  INTEREST EXPENSE AND PREFERRED DIVIDENDS. Interest and dividends decreased from $3.2 million for the nine months ended September 30, 1995 to $2.4 million for the nine months ended September 30,1996, largely due to reduced debt levels after application to debt of the sales proceeds from Happy and Portilla. Interest and Dividends on per BOE basis were $2.98 per BOE for the nine months ended September 30, 1996 compared to $3.84 per BOE for the nine months ended September 30, 1995.

  NATURAL GAS HEDGE. The Company had a loss of $510,767 for the first nine months of 1996 as a result of the commodity swap agreement with First Union.

GENERAL

  The Company has incurred operating losses and net losses for a number of years. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids produced by the Company. The prices of crude oil, natural gas liquids and natural gas received by the Company increased during the nine months ended September 30, 1996, but there can be no assurance that operating income and net earnings will be achieved in future periods. In addition, the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event natural gas prices return to depressed levels or if crude oil prices begin to decrease, or if the Company's production levels decrease, the Company's revenues, cash flow from operations and profitability will be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

  Capital expenditures excluding property divestitures during the first nine months of 1996 amounted to $58.0 million compared to $9.2 million during the same period of 1995. The table below sets forth the components of these capital expenditures on a historical basis for the nine months ended September 30, 1995 and 1996.

                                                 Nine Months Ended
                                                  September  30
                                                  1996      1995
                                                 -----------------
Expenditure category (in thousands):
   Property acquisitions (1) .................   $47,655   $   199
   Development ...............................    10,016     8,935
   Facilities and other ......................       369        89
                                                 -------   -------
Total ........................................   $58,040   $ 9,223
                                                 =======   =======

(1) Includes approximately $1.1 million of oil and gas properties acquired from Cascade.

   At September 30, 1996, the Company had current assets of $14.2 million and current liabilities of $6.6 million resulting in working capital of $7.6 million. This compares to working capital of $2.6 million at December 31, 1995 and a deficiency of $2.5 million at September 30, 1995. The material components of the Company's current liabilities at September 30, 1996 include trade accounts payable of $4.7 million and revenues due third parties of $1.4 million.

   The Company's current budget for capital expenditures for the last three months of 1996 is $6.5 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties as such opportunities arise. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors.

   The Company's new credit facility contains three financial covenants: (1) the ratio of current assets to current liabilities (exclusive of any part of the loan which is current) shall not be less than 1:1 with any unborrowed dollars available under the Company's credit facility being computed as a current asset;
(2) maintaining minimum tangible net worth of $30.0 million; and (3) the ratio of earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) to interest expense shall be at least 1.75 to 1.00. The credit facility also contains covenants relating to maintaining corporate existence, maintaining title to all of the collateral free and clear of all liens except for the lenders liens and those permitted by the the lenders, maintaining all mineral interests in good repair, and in compliance with all laws, maintaining insurance, paying all taxes, not paying dividends except as required on the Series 1995-B Preferred Stock and not selling any of the collateral securing the loans. The Company was in compliance with these covenants at September 30, 1996. Total availability under the credit facility was $85 million at September 30, with $85.0 million currently borrowed.


   Operating activities during the nine months ended September 30, 1996 provided $ 4.8 million cash to the Company compared to $1.4 million in the same period in 1995. Net income (loss) plus non-cash expense items during 1996 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities required $41.1 million during the first nine months of 1996 primarily from the acquisition of crude oil and natural gas properties in the Wamsutter Area in southwestern Wyoming. See Note 3. This compares to $6.5 million required during the same period of 1995 primarily utilized for the development of crude oil and natural gas properties. Financing activities provided $41.9 million for the first nine months of 1996 primarily from the Company's new credit facility compared to providing $5.3 million for the same period of 1995.

   In August 1995, the Company entered into a rate swap agreement with First Union relating to $25.0 million of principal amount outstanding under the First Union Credit Facility. This agreement was assumed by the lenders of the new credit facility. Under the agreement, the Company pays a fixed rate of 6.15% while the lenders under the new credit facility will pay a floating rate equal to the USD-LIBOR-BBA rate for one month maturities, quoted on the eighteenth day of each mont, to the Company. Settlements are due monthly. The agreement terminates in August 1997 and may be extended for an additional year by the lenders.

   As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), occurred in December 1991. Accordingly, it is expected that the use of net operating loss carryforwards generated prior to December 31, 1991 of $6.9 million will be limited to approximately $235,000 per year. During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of $3.6 million acquired in the acquisition are limited to approximately $115,000 per year. As a result of the issuance of additional shares of Common Stock for acquisitions and sales of Common Stock, an additional ownership change under Section 382 occurred in October 1993. Accordingly, it is expected that the use of all net operating loss carryforwards generated through October 1993 of $13.4 million will be limited to approximately $1.0 million per year subject to the limitations described above and $7.2 million in the aggregate. Future changes in ownership may further limit the use of the Company's carryforwards. In addition to Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5.7 million and $5.5 million for deferred tax assets at December 31, 1995 and 1994, respectively.

   Based upon the current level of operations, the Company believes that cash flow from operations and the Company's new credit facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments through the end of 1996. A depressed price for natural gas or crude oil will have a material adverse effect on the Company's cash flow from operations and anticipated levels of working capital, and could force the Company to revise its planned capital expenditures.

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits: None

        (b) Reports on Form 8-K: None

                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                  SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ABRAXAS PETROLEUM CORPORATION

                                 (Registrant)



   Date:                  By:/s/Robert L.G. Watson
                             ----------------------
                          ROBERT L.G. WATSON,
                          President and Chief
                          Executive Officer


   Date:                  By:/s/Chris Williford
                             ----------------------
                          CHRIS WILLIFORD,
                          Executive Vice President and
                          Principal Accounting Officer