Form 10-Q
period 1997-03-31
ABRAXAS PETROLEUM CORP
filed 1997-05-15
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                          FORM 10-Q

    (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997
                                       or
    (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                               74-2584033
       ------------                                      -------------------
        (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                   Identification Number)

         500 N. Loop  1604 E, Suite 100, San Antonio, Texas         78232
        ---------------------------------------------------        ----------
         (Address of Principal Executive Offices)                  (Zip Code)

         Registrant's telephone number, including area code      (210)490-4788
                                                                  ------------
                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

         The number of shares of the issuer's common stock outstanding as of May 1, 1997, was:

                  Class                                 Shares Outstanding
                  -----                               -----------------------
         Common Stock, $.01 Par Value                       5,761,024

                                     1 of 15

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements(Unaudited)
            Consolidated Balance Sheets - March 31, 1997
               and December 31,1996      ...................................3
            Consolidated Statements of Operations -
               Three Months Ended March 31, 1997 and 1996...................5
            Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1997 and 1996...................6
            Notes to Consolidated Financial Statements......................8

ITEM 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................10


                                     PART II
                                OTHER INFORMATION


ITEM 1 - Legal proceedings.................................................13
ITEM 2 - Changes in Securities.............................................13
ITEM 3 - Defaults Upon Senior Securities...................................13
ITEM 4 - Submission of Matters to a Vote of Security Holders...............13
ITEM 5 - Other Information.................................................13
ITEM 6 - Exhibits and Reports on Form 8-K..................................13
         Signatures........................................................14

                 Abraxas Petroleum Corporation and Subsidiaries

                         Part I - Financial Information


                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                             March 31   December 31
                                                               1997        1996
                                                            (Unaudited)
                                                            -----------------------
                                                                 (In Thousands)

Assets
Current assets:
   Cash ..................................................   $ 18,688     $  8,290
   Accounts receivable, less allowance for doubtful
     accounts:
        Joint owners .....................................      2,310        1,601
        Oil and gas production sales .....................      9,055       11,400
        Affiliates .......................................       --             94
        Other ............................................        714        1,289
                                                             --------     --------
                                                               12,079       14,384

   Equipment inventory ...................................        627          451
   Other currents assets .................................        326          187
                                                             --------     --------
Total current assets .....................................     31,720       23,312

Property and equipment ...................................    312,716      310,043
   Less  accumulated depreciation, depletion and
     amortization: .......................................     45,564       38,653
                                                             --------     --------
        Net property and equipment based on the full
           cost method of accounting for oil and gas
           properties, of which $35,268 and $37,268
           at March 31, 1997 and December 31, 1996,
           respectively, were excluded from amortization .    267,152      271,390

Deferred financing fees, net of accumulated
     amortization of $577 and $280 at March 31, 1997
     and December 31, 1996, respectively .................      9,142        9,335

Restricted cash ..........................................         90           90
Other assets .............................................        716          715
                                                             --------     --------
  Total assets ...........................................   $308,820     $304,842
                                                             ========     ========





           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                         Part I - Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)


                                                             March 31   December 31
                                                               1997        1996
                                                            (Unaudited)
                                                            -----------------------
                                                                 (In Thousands)

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable .......................................  $   6,900    $  9,96O
   Oil and gas production payable .........................      2,190       2,378
   Accrued interest .......................................      9,299       3,206
   Income tax payable .....................................        145         145
   Other accrued expenses .................................      1,931       1,132
   Payable to affiliates ..................................       --            58
                                                             ---------    --------
         Total current liabilities ........................     20,465      16,879

Long-term debt:
   Senior notes ...........................................    215,000     215,000
   Other ..................................................        153          32
                                                             ---------    --------
                                                               215,153     215,032

Other long-term obligations ...............................        134          87
Deferred income taxes .....................................     32,504      32,928
Minority interest in foreign subsidiary ...................      2,076       2,157
Future site restoration ...................................      2,099       2,103

Shareholders' equity:
   Preferred stock 8%, 1,000,000 shares;
     issued and outstanding, 45,741 shares
     at March 31, 1997 and December 31, 1996  .............       --          --
   Common stock, par value $.01 per share - authorized
    50,000,000 shares; issued, 5,814,047
    and 5,806,812 shares at March 31, 1997 and
    December 31, 1996, respectively .......................         58          58
   Additional paid-in capital .............................     51,064      50,926
   Accumulated deficit ....................................    (11,155)    (12,517)
Treasury stock,  at cost, 60,463 and 74,711 shares at
    March 31, 1997 and December 31, 1996, respectively ....       (319)       (405)
   Foreign currency translation adjustment ................     (3,259)     (2,406)
                                                             ---------    --------
Total shareholders' equity ................................     36,389      35,656
                                                             ---------    --------
Total liabilities and shareholders' equity ................   $308,820    $304,842
                                                             =========    ========



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31
                                                       ------------------------
                                                            1997         1996
                                                       ------------------------
                                                          (In thousands except
                                                       share and per share data)
Revenue:
    Oil & gas production sales .......................    $ 17,910     $  4,439
    Processing revenue ...............................         996         --
    Rig revenues .....................................          53           37
    Other ............................................         257            1
                                                          --------     --------
                                                            19,216        4,477
Operating costs and expenses:
    Lease operating and production taxes .............       3,349        1,164
    Gas processing costs .............................         412         --
    Depreciation, depletion, and amortization ........       6,674        1,451
    General and administrative .......................         938          339
    Rig Operations ...................................          52           36
                                                          --------     --------
                                                            11,425        2,990
                                                          --------     --------
Operating Income .....................................       7,791        1,487

Other (income) expense:
    Interest income ..................................         (96)         (57)
    Interest expense .................................       6,084          851
    Amortization of deferred financing fees ..........         297           64
    Other ............................................          32         --
                                                          --------     --------
                                                             6,317          858

Income from operations before taxes ..................       1,474          629
Income tax expense ...................................          20         --
Minority interest in income
      of consolidated foreign subsidiary .............        --             30
                                                          --------     --------
Net income ...........................................       1,454          599
Less dividend requirement on cumulative
      preferred stock ................................          91           91
                                                          --------     --------
Net income applicable to common stock ................    $  1,363     $    508
                                                          ========     ========
Net income per share:

    Net income per common and dilutive
      common equivalent share ........................    $    .22     $    .08
                                                          ========     ========
  Net income per common and common
      equivalent share - assuming full dilution ......    $    .22     $    .08
                                                          ========     ========

         See accompanying notes to consolidated financial statements



                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                             Three Months Ended
                                                                  March 31
                                                          ------------------------
                                                                1997         1996
                                                          ------------------------
                                                                 (In thousands)

Operating Activities
Net income ..................................................  $  1,454   $    599

Adjustments to  reconcile  net income  (loss) to net
 cash  provided by (used in) operating activities:
    Minority interest in income of foreign subsidiary .......      --           30

    Depreciation, depletion, and amortization ...............     6,674      1,451
    Amortization of deferred financing fees .................       297         64
    Issuance of common stock for compensation ...............       139       --

    Changes in operating assets and liabilities:
      Accounts receivable ...................................     2,305        222
      Equipment inventory ...................................      (176)       (15)
      Other assets ..........................................      (139)       (89)
      Accounts payable and accrued expenses .................     3,774       (376)
      Oil & gas production payable ..........................      (188)      (134)
                                                               --------    -------
   Net cash provided by operating activities ................    14,140      1,752


Investing Activities
Capital expenditures, including purchases and
    development of properties ...............................   (12,284)    (4,105)
Increase in minority interest in equity of foreign subsidiary      --        2,000
Proceeds from sale of oil and gas producing properties ......     9,008     16,050
Purchase of investment in partnership .......................      --       (2,000)
Increase in other assets ....................................      --         (366)
                                                               --------    -------
Net cash provided (used) in investing activities ............  $ (3,276)  $ 11,579











           See accompanying notes to consolidated financial statements




                 Abraxas Petroleum Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)


                                                            Three Months Ended
                                                                  March 31
                                                          ------------------------
                                                                1997         1996
                                                          ------------------------
                                                                 (In thousands)

Financing Activities
Issuance of common stock ....................................  $   --     $     25
Issuance of treasury stock ..................................      --          (63)
Dividends paid on preferred stock ...........................       (91)       (91)
Proceeds from long term borrowings ..........................       168       --
Payments on long-term borrowings ............................      --      (12,003)
Deferred financing fees .....................................      (119)      --
Decrease in deferred income tax .............................      (424)      --
Loan origination fees .......................................      --          (43)
                                                               --------   --------
Net cash  used for financing activities .....................      (466)   (12,175)
                                                               --------   --------
Increase (decrease) in cash .................................    10,398      1,156

Cash at beginning of period .................................     8,380      4,384
                                                               --------   --------

Cash at end of period, including restricted cash ............  $ 18,778   $  5,540
                                                               ========   ========
Supplemental disclosures of cash flow information:
Interest paid ...............................................  $     44   $    869
                                                               ========   ========

Supplemental schedule of non-cash investing
  and financing activity:
Accrual of preferred dividends ..............................  $   --     $     91
                                                               ========   ========













           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1997

Note 1. Basis of Presentation

    The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 1996 which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature.

    The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary Canadian Abraxas Petroleum Ltd. ("Canadian Abraxas"), and its 78% owned foreign subsidiary Grey Wolf Exploration, Ltd., ("Grey Wolf"). Grey Wolf has consolidated its 67% owned interest in Cascade Oil and Gas, Ltd. ("Cascade"). Minority interest represents the minority shareholders' proportionate share of the equity and income of both Grey Wolf and Cascade.

    Canadian Abraxas , Grey Wolf and Cascade assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.

Note 2. Net Income  Per  Share

    Net income per common share is computed by dividing net income (adjusted for dividends on preferred stock) by the weighted average number of shares of common stock outstanding during the period, options and warrants that are dilutive and the shares that would be issued in conjunction with the Contingent Value Rights. Income per common and common equivalent share assuming full dilution was determined on the assumption that the preferred stock was converted into common stock at the beginning of the period if dilutive. Common stock equivalents are not considered in the computation of net income per common share for periods with a loss, as their effect is anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share", which is required to be adopted on December 31, 1997. Under the statement, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. The new requirements for calculating basic earnings per share exclude the dilutive effect of stock options, warrants and Contingent Value Rights. If the new requirements had been implemented basic earnings per share would have been $.23 and $.08 as of March 31, 1997 and 1996 respectively, fully diluted earnings per share remains the same under both methods.

Note 3. Acquisition and Divestiture

    In January 1997, Canadian Abraxas sold its interest in the Hoole Area for approximately $9.3 million. The Hoole area consists of 9,728 gross acres (3,311 net acres) and 6.0 gross wells (3.2 net wells), none of which were operated by Canadian Abraxas, and a natural gas processing plant.

Note 4. Long Term Debt

    In November 1996, the Company entered into a credit facility with Bankers Trust Company, ING Capital and Union Bank of California (the "Credit Facility"). The Credit Facility provides for a revolving line of credit and had an initial availability of $20.0 million, subject to a borrowing base condition. Interest rate charged on the outstanding balance of the Credit Facility is based on a facility usage grid that ranges from LIBOR plus 1.25% to LIBOR plus 2.0%, or prime plus .50%. In February 1997, the availability under the Credit Facility was increased to $40.0 million.

Note 5.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

    The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of the Company. Canadian Abraxas is jointly and severally liable with the Company for the entire balance of the Company's and Canadian Abraxas' 11.5% Senior Notes (the "Notes") ($215,000,000), of which $84,612,000 was utilized by Canadian Abraxas in connection with the acquisition of Canadian Gas Gathering Systems, Inc. The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas because management has determined that such information is not material to the holders of the Notes and the Company's Common Stock.


----------------------------------------------------------------------------
            Assets                     Liabilities and Shareholders Equity
                           (In Thousands)

Total current assets...  $ 19,140    Total current liabilities ....  $  6,817
Oil and gas properties.   104,395    11.5% Senior Notes due 2004...    84,612
Other assets...........     3,182    Other liabilities.............    34,536
                        ---------    Shareholder's equity..........       752
                         $126,717                                    --------
                        =========                                    $126,717
                                                                     ========

Revenues ..........................................................  $  5,951
Operating costs & expenses.........................................    (3,929)
Interest expense...................................................    (2,568)
Other Income (expense).............................................        65
Income tax.........................................................       (17)
                                                                     --------
    Net loss.......................................................  $   (498)
                                                                     ========


Note 6.  Reclassifications

    Certain balances for 1996 have been reclassified for comparative purposes.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is a discussion of the Company's financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, included in the Company's Annual report on Form 10-K filed for the year ended December 31, 1996, which is incorporated herein by reference.

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

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1997           1996
                                                         --------      --------
Operating Revenue (in thousands):
 Crude Oil Sales ...................................      $ 4,500      $   2,225
 Natural Gas Sales .................................       10,332          1,717
 Natural Gas Liquids Sales .........................        3,078            497
 Processing Revenue ................................          996           --
 Rig Operations ....................................           53             37
 Other .............................................          257              1
                                                          $19,216      $   4,477

Operating Income (in thousands) ....................      $ 7,791      $   1,487
Crude Oil Production (MBBLS) .......................        218.0          118.4
Natural Gas Production (MMCFS) .....................      4,938.0          954.2
Natural Gas Liquids Production (MBBLS) .............        238.1           39.1
Average Crude Oil Sales Price ($/BBL) ..............      $ 20.64      $   18.78
Average Natural Gas Sales Price ($/MCF) ............      $  2.09      $    1.86
Average Liquids Sales Price ($/BBL) ................      $ 12.93      $   12.75


    OPERATING REVENUE. During the three months ended March 31, 1997, operating revenue from crude oil, natural gas and natural gas liquid sales increased 303% to $17.9 million compared to $4.4 million in the three months ended March 31, 1996. The increase in revenue is due to an increase in crude oil, natural gas and natural gas liquids production during the period. The increase in volumes is primarily attributable to increased production from properties acquired during the fourth quarter of 1996 as well as increased production attributable to the Company's ongoing development program on its existing properties. Oil and natural gas liquids volumes increased 190% to 456.1 Mbbls from 157.5 Mbbls for the same period in 1996. Oil and natural gas liquids production attributable to the properties acquired in the fourth quarter 1996 contributed 242 MBbls while production from existing properties increased by 57 MBbls. Natural gas sales volumes increased from 1,000 MMcf to 4,900 MMcf for the three months ended March 31, 1997, of which production from properties acquired in the fourth quarter of 1996 contributed 3,701 MMcf. Production from existing properties increased 199 MMcf over the same period of 1996. Average sales prices were $20.64 per Bbl of crude oil, $12.93 per Bbl of natural gas liquid and $2.09 per Mcf of natural gas for the quarter ended March 31, 1997 compared with $18.78 per Bbl of crude oil, $12.75 per Bbl of natural gas liquid and $1.86 per Mcf of natural gas in the same period of 1996.

    LEASE OPERATING EXPENSES. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended March 31, 1997 increased to $3.8 million compared to $1.2 million for the same period in 1996. The increase in LOE was due primarily to an increase in the number of wells the Company owns for the quarter ended March 31, 1997 compared to the same period of 1996. The Company's LOE on a per BOE basis for the three months ended March 31, 1997 was $2.62 compared to $3.68 for the same period of 1996.

    G&A EXPENSES. G&A expenses increased from $339,000 for the first three months of 1996 to $938,000 for the same period of 1997. The increase is primarily due to the hiring of additional staff, including an increase in personnel at the Company's Canadian administrative office, to manage and develop properties acquired in the fourth quarter of 1996. G&A expense on a per BOE basis decreased from $1.07 for the quarter ended March 31, 1996 to $.73 for the same period of 1997.

    DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES. Depreciation, depletion and amortization ("DD&A") expense increased by $5.2 million to $6.7 million for the three months ended March 31, 1997, from $1.5 million in the same period of 1996. The Company's DD&A on a per BOE basis for the three months ended March 31, 1997 was $5.22 per BOE compared to $4.59 in 1996.

    INTEREST EXPENSE AND PREFERRED DIVIDENDS. Interest expense and preferred dividends ("Interest and Dividends") increased to $6.1 million for the first three months of 1997 from $900,000 for the same period of 1996. This increase is attributable to increased borrowings by the Company to finance acquisitions consummated during 1996. Long-term debt increased from $30 million at March 31, 1996 to $215.2 million at March 31, 1997.

    GENERAL . The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids produced by the Company. The price of natural gas received by the Company increased during the first quarter of 1997, but there can be no assurance that operating income and net earnings will be achieved in future periods. In addition, the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event natural gas prices return to depressed levels or if crude oil prices begin to decrease, or if the Company's production levels decrease, the Company's revenues, cash flow from operations and profitability will be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

    Capital expenditures including property divestitures during the first three months of 1997 were $3.3 million compared to $(9.6) million during the same period of 1996. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 1997 and 1996.

                                                           Three Months Ended
                                                                March 31
                                                           1997           1996
Expenditure category (in thousands):
    Property acquisitions ........................      $   --         $  2,186
    Development ..................................        11,851          3,738
    Divestitures .................................        (9,008)       (16,050)
    Facilities and other .........................           433            546
                                                        --------       --------
Total ............................................      $  3,276       $ (9,580)
                                                        ========       ========

    At March 31, 1997, the Company had current assets of $31.7 million and current liabilities of $20.5 million resulting in working capital of $11.2 million. This compares to working capital of $6.4 million at December 31, 1996 and $4.2 million at March 31, 1996. The material components of the Company's current liabilities at March 31, 1997 include trade accounts payable of $6.9 million, revenues due third parties of $2.2 million and accrued interest of $9.3 million.

    The Company's current budget for capital expenditures for the last nine months of 1997 is $29.9 million. Such expenditures will be made primarily for the development of existing properties other than acquisition expenditures.

Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, the Company currently has no agreements, arrangements of undertakings regarding any material acquisitions. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors.

    The Company's Credit Facility contains a number of covenants that, among other things, restricts the ability of the Company to (I) incur certain indebtedness or guarantee obligations, (ii) prepay other indebtedness including the Notes, (iii) make investments, loans or advances, (iv) create certain liens,
(v) make certain payments, dividends and distributions, (vi) merge with or sell assets to another person or liquidate, (vii) sell or discount receivables,
(viii) engage in certain intercompany transactions and transactions with affiliates, (ix) change its business, (x) experience a change of control and
(xi) make amendments to its charter, by-laws and other debt instruments. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum debt service coverage ratios, maximum funded debt to EBITDA tests, minimum net worth tests and minimum working capital tests.

    On November 14, 1996, the Company and Canadian Abraxas completed the sale of $215.0 million aggregate principal amount of Senior Notes due November 1, 2004 (the "Notes"). The notes are joint and several obligations of Abraxas and Canadian Abraxas and were issued under the terms off an Indenture dated November 14, 1996. The Indenture provides, among other things, that the Company may not, and may not cause or permit certain of its subsidiaries, including Canadian Abraxas, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas, guarantee any indebtedness of Abraxas or transfer any of its assets to Abraxas except for such encumbrances or restrictions existing under or by reason of: (I) applicable law; (ii) the Indenture; (iii) the Credit Facility; (iv) customary non-assignment provisions of any contract or any lease governing leasehold interests of such subsidiaries; (v) any instrument governing indebtedness assumed by the Company in an acquisition, which encumbrance or restriction is not applicable to such subsidiaries or the properties or assets of such subsidiaries other than the entity or the properties or assets of the entity so acquired; (vi) customary restrictions with respect to subsidiaries of the Company pursuant to an agreement that has been entered in to for the sale or disposition of capital stock or assets of such subsidiaries to be consummated in accordance with the terms of the Indenture solely in respect of the assets or capital stock to be sold or disposed of; (vii) any instrument governing certain liens permitted by the Indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or (viii) an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (ii), (iii) or (v) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the Notes in any material respect as determined by the Board of Directors of the Company in their reasonable and good faith judgement than the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (ii), (iii) or (v).

    In August 1995, the Company entered into a rate swap agreement with a previous lender relating to $25.0 million of principal amount of outstanding indebtedness. This agreement was assumed by the Banks in connection with a Bridge Facility that was subsequently paid off. Under the agreement, the Company pays a fixed rate of 6.15% while the Banks will pay a floating rate equal to the USD-LIBOR-BBA rate for one month maturities, quoted on the eighteenth day of each month, to the Company. Settlements are due monthly. The agreement terminates in August 1998. At March 31, 1997, the fair value of this swap, as determined by BT CO was approximately $66,000.

    Operating activities during the three months ended March 31, 1997 provided $14.1 million cash to the Company compared to $1.8 million in the same period in 1996. Net income plus non-cash expense items during 1997 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities required $3.3 million net during the first three months of 1997, $12.3 million was utilized for the development of crude oil and natural gas properties and other facilities, divestiture of gas processing facilities provided $9.0 million. This compares to $11.6 million provided during the same period of 1996, primarily from divestitures of crude oil and natural gas properties. Financing activities required $466,000 for the first three months of 1997 compared to requiring $12.2 million for the same period of 1996.

    As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under
Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), occurred in December 1991. Accordingly, it is expected that the use of net operating loss carry forwards generated prior to December 31, 1991 of $4.9 million will be limited to approximately $235,000 per year. During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carry forwards of $1.1 million acquired in the acquisition are limited to approximately $115,000 per year. As a result of the issuance of additional shares of Common Stock for acquisitions and sales of Common Stock, an additional ownership change under Section 382 occurred in October 1993.
Accordingly, it is expected that the use of all net operating loss carry forwards generated through October 1993 of $8.2 million will be limited to approximately $1.0 million per year subject to the lower limitations described above. Of the $8.2 million net operating loss carry forwards existing at October 1993, it is anticipated that the maximum net operating loss that may be utilized before it expires is $5.7 million. Future changes in ownership may further limit the use of the Company's carry forwards. In addition to Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carry forwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5.6 million deferred tax assets at December 31, 1996 and 1995, respectively.

    Based upon the current level of operations, the Company believes that cash flow from operations and the Company's credit facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments through 1997. A depressed price for natural gas or crude oil will have a material adverse effect on the Company's cash flow from operations and anticipated levels of working capital, and could force the Company to revise its planned capital expenditures.

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

                                     PART II
                                OTHER INFORMATION
Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibits: 11 Statement Re:  Computation of earnings per share
                 Exhibit 27 Financial data schedule
           (b) Reports on Form 8-K: None

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  May 14,1997                     By:/s/
                                              ---------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  May 14, 1997                    By:/s/
                                              ---------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer