Form 10-Q
period 1997-06-30
ABRAXAS PETROLEUM CORP
filed 1997-08-14
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                         FORM 10-Q

    (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997
                                       or
    ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
---------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Nevada                                             74-2584033

         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                Identification Number)

         500 N. Loop  1604 E, Suite 100, San Antonio, Texas         78232
         (Address of Principal Executive Offices)                 (Zip Code)

         Registrant's telephone number, including area code      (210)490-4788

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

         The number of shares of the issuer's common stock outstanding as of August 1, 1997, was:

                  Class                                  Shares Outstanding

         Common Stock, $.01 Par Value                         6,271,706

                                     1 of 17

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements(Unaudited)
           Consolidated Balance Sheets - June 30, 1997
             and December 31,1996      ..............................3
           Consolidated Statements of Operations -
             Three and Six  Months Ended June 30, 1997 and 1996......5
           Consolidated Statements of Cash Flow-
             Six  Months Ended June 30, 1997 and 1996................6
           Notes to Consolidated Financial Statements................8
ITEM 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................10


                                     PART II
                                OTHER INFORMATION


ITEM 1 - Legal proceedings..........................................15
ITEM 2 - Changes in Securities      .............. .................15
ITEM 3 - Defaults Upon Senior Securities............................15
ITEM 4 - Submission of Matters to a Vote of Security Holders........15
ITEM 5 - Other Information..........................................15
ITEM 6 - Exhibits and Reports on Form 8-K...........................15
         Signatures.................................................16

                 Abraxas Petroleum Corporation and Subsidiaries

                         Part I - Financial Information

                          Item 1 - Financial Statements
                           Consolidated Balance Sheets


                                                           June 30   December 31
                                                             1997        1996
                                                          (Unaudited)
                                                          ----------------------
                                                               (In Thousands)
Assets
Current assets:
   Cash ...............................................   $  7,809      $  8,290
   Accounts receivable, less allowance for doubtful
     accounts:
        Joint owners ..................................      3,040         1,601
        Oil and gas production sales ..................      8,802        11,400
        Affiliates ....................................       --              94
        Other .........................................      1,041         1,289
                                                          --------      --------
                                                            12,883        14,384

   Equipment inventory ................................        719           451
   Other current assets ...............................        291           187
                                                          --------      --------
Total current assets ..................................     21,702        23,312

Property and equipment: ...............................    323,547       310,043
   Less accumulated depreciation, depletion and
   amortization .......................................     51,987        38,653
                                                          --------      --------
       Net property and  equipment  based on the full
       cost method of  accounting for oil and gas
       properties of which $37,268 was excluded from
       amortization ...................................    271,560       271,390

Deferred financing fees, net of accumulated
     amortization of $280 and $873 at December 31,
     1996, and June 30, 1997, respectively ............      8,768         9,335


Restricted cash .......................................         90            90
Other assets ..........................................      1,277           715
                                                          --------      --------
   Total Assets .......................................   $303,397      $304,842
                                                          ========      ========


           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                         Part I - Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)


                                                          June 30    December 31
                                                             1997        1996
                                                          (Unaudited)
                                                          ----------------------
                                                              (In Thousands)

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable ...................................   $  10,312   $   9,960
   Oil and gas production payable .....................       1,733       2,378
   Accrued interest ...................................       3,992       3,206
   Income tax payable .................................         145         145
   Other accrued expenses .............................       1,090       1,132
   Payable to affiliates ..............................        --            58
                                                          ---------   ---------
         Total current liabilities ....................      17,272      16,879

Long-term debt:
   Senior notes .......................................     215,000     215,000
   Other ..............................................         104          32
                                                          ---------   ---------
                                                            215,104     215,032

Other long term obligations ...........................         177          87
Deferred income taxes .................................      32,295      32,928
Minority interest in foreign subsidiary ...............       2,228       2,157
Future site restoration ...............................       2,151       2,103
Shareholders' equity:
   Preferred stock 8% authorized, 1,000,000 shares; ...        --          --
      issued and outstanding 45,741 shares
      at June 30, 1997 and December 31, 1996
   Common stock, par value $.01 per share - authorized
    50,000,000 shares; issued
    5,816,047 shares at June 30, 1997 and
    5,806,812 shares at December 31, 1996, respectively          58          58
   Additional paid-in capital .........................      51,076      50,926
   Accumulated (deficit) ..............................     (13,257)    (12,517)
   Treasury stock,  at cost, 60,463  and 74,711
      at June 30, 1997 and  December 31, 1996,
      respectively ....................................        (319)       (405)
   Foreign currency translation .......................      (3,388)     (2,406)
                                                          ---------   ---------
Total shareholders' equity ............................      34,170      35,656
                                                          ---------   ---------
Total liabilities and shareholders' equity ............   $ 303,397   $ 304,842
                                                          =========   =========

           See accompanying notes to consolidated financial statements




                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                Three Months Ended       Six Months Ended
                                                     June 30                 June 30
                                                 1997        1996        1997        1996
                                              ----------------------------------------------
                                              (In thousands except share and per share data)
Revenue:
   Oil & gas production sales ..............   $ 14,634    $  3,263    $ 32,544    $  7,702
   Processing revenue ......................        841        --         1,837        --
   Rig revenues ............................         53          40         106          77
   Other ...................................        244           2         501           3
                                               --------    --------    --------    --------
                                                 15,772       3,305      34,988       7,782
Operating costs and expenses:
    Lease operating and production taxes ...      3,433       1,017       6,782       2,181
    Gas processing costs ...................        302        --           714        --
    Depreciation, depletion and amortization      6,721       1,420      13,395       2,871
    General and administrative .............      1,146         470       2,084         810
    Rig operations .........................         80          33         132          70
                                               --------    --------    --------    --------
                                                 11,682       2,940      23,107       5,932
                                               --------    --------    --------    --------

Operating Income ...........................      4,090         365      11,881       1,850

Other (income) expense:
    Interest income ........................       (297)        (58)       (393)       (115)
    Interest expense .......................      6,288         593      12,372       1,444
    Amortization of deferred financing fees         296          64         593         128
    Other ..................................         94        --           126        --
                                               --------    --------    --------    --------
                                                  6,381         599      12,698       1,457
                                               --------    --------    --------    --------

Income (loss) from operations before taxes .     (2,291)       (234)       (817)        393
Income tax expense .........................         95        --           115        --
Deferred tax benefit .......................       (503)       --          (503)       --
Minority interest in income
    of consolidated foreign subsidiary .....        127           6         127          35
                                               --------    --------    --------    --------
Net income (loss) ..........................     (2,010)       (240)       (556)        358
Less dividend requirement on
      cumulative preferred stock ...........         92          91         183         182
                                               --------    --------    --------    --------
Net income (loss) applicable to common stock   $ (2,102)   $   (331)   $   (739)   $    176
                                               ========    ========    ========    ========


Net income per share:

    Net income per common and dilutive
      common equivalent share ..............   $   (.37)   $   (.06)   $   (.13)   $    .03
                                               ========    ========    ========    ========




           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months Ended
                                                                        June 30
                                                                    1997       1996
                                                               ---------------------
                                                                    (In Thousands)
Operating Activities
Net income (loss) ...........................................   $   (556)   $    358
Adjustments  to reconcile  net income  (loss)
 to net cash  provided by operatingactivities:
       Minority interest in income of foreign subsidiary ....        127          36
       Depreciation, depletion, and amortization ............     13,395       2,871
       Amortization of deferred financing fees ..............        593         128
       Issuance of common stock for compensation ............        225        --
       Decrease in deferred tax .............................       (503)       --

       Changes in operating assets and liabilities:
              Accounts receivable ...........................      1,501       1,327
              Equipment inventory ...........................       (268)        (14)
              Other assets ..................................        (20)       (120)
              Accounts payable and accrued expenses .........      1,038         175
              Oil and gas production payable ................       (645)       (658)
                                                                --------    --------
       Net cash provided by operating activities ............     14,887       4,103

Investing Activities
Capital expenditures, including purchases and development
     of properties ..........................................    (24,986)     (9,482)
Increase in minority interest in equity of foreign subsidiary       --         2,092
Proceeds from sale of oil and gas producing properties ......      9,655      16,598
Assets of acquired companies, net of cash ...................       --          (645)
Purchase of investment in partnership .......................       --        (4,937)
Increase in other assets ....................................       --           (59)
                                                                --------    --------
Net cash provided (used) in investing activities ............    (15,331)      3,567




           See accompanying notes to consolidated financial statements




                 Abraxas Petroleum Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)




                                                                   Six Months Ended
                                                                        June 30
                                                                    1997       1996
                                                               ---------------------
                                                                    (In Thousands)
Financing Activities
Issuance of common stock ....................................   $   --      $     25
Purchase of treasury stock ..................................       --          (273)
Dividends paid on preferred stock ...........................       (183)       (183)
Expenses paid related to private placement offering .........       --           (36)
Proceeds from long term borrowings ..........................         72       2,900
Payments on long-term borrowings ............................       --       (12,000)
Increase in other long term liabilities .....................        100          18
Deferred financing fees .....................................        (26)       --
Loan origination fees .......................................       --          (173)
                                                                 --------    --------
Net cash  used for financing activities .....................        (37)     (9,722)
                                                                 --------    --------
Decrease in cash ............................................       (481)     (2,052)

Cash at beginning of period .................................      8,380       4,384
                                                                 --------    --------

Cash at end of period, including restricted cash ............   $  7,899    $  2,332
                                                                 ========    ========

Supplemental disclosures of cash flow information:
Interest paid ...............................................   $ 11,586    $  1,669
                                                                 ========    ========














           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1997

Note 1. Basis of Presentation

    The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 1996 which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The consolidated interim financial statements have not been audited by independent accountants, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month and six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Any and all adjustments are of a normal and recurring nature.

         The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary Canadian Abraxas Petroleum Ltd. ("Canadian Abraxas"), and its 78% owned foreign subsidiary Grey Wolf Exploration, Ltd., ("Grey Wolf"). Grey Wolf has consolidated its 67% owned interest in Cascade Oil and Gas, Ltd. ("Cascade"). Minority interest represents the minority shareholders' proportionate share of the equity and income of both Grey Wolf and Cascade.

    Canadian Abraxas' , Grey Wolf's and Cascade's assets and liabilities are translated to U.S. dollars at period- end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.

Note 2. Net Income  Per  Share

    Net income per common share is computed by dividing net income (adjusted for dividends on preferred stock) by the weighted average number of shares of common stock outstanding during the period, options and warrants that are dilutive. Income per common and common equivalent share assuming full dilution was determined on the assumption that the preferred stock was converted into common stock at the beginning of the period if dilutive. Common stock equivalents are not considered in the computation of net income per common share for periods with a loss, as their effect is anti-dilutive.

    During 1997, the Contingent Value Rights terminated, accordingly, earnings per share for the prior period have been retroactively restated. Subsequent to June 30, 1997, the Company converted its preferred stock into 508,183 shares of common stock. If the conversion had occurred as of the beginning of the periods presented, earnings per share would have been $(.32) and $(.04) for the three months ended June 30, 1997, and 1996, and $(.09) and $.06 for the six months ended June 30, 1997 and 1996.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share", which is required to be adopted on December 31, 1997. Under the statement, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. The new requirements for calculating basic earnings per share exclude the dilutive effect of stock options, warrants and Contingent Value Rights. The implementation of the new requirements would not have had any impact on basic or fully diluted earnings per share for the periods ended June 30, 1997.

Note 3.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

    The following is summary financial information of Canadian Abraxas, a wholly-owned subsidiary of the Company at June 30, 1997, and for the three and six months ended June 30, 1997. Canadian Abraxas is jointly and severally liable with the Company for the entire balance of the Company's and Canadian Abraxas' 11.5% Senior Notes (the "Notes") ($215,000,000), of which $84,612,000 was utilized by Canadian Abraxas in connection with the acquisition of Canadian Gas Gathering Systems, Inc. The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas because management has determined that such information is not material to the holders of the Notes and the Company's Common Stock.

--------------------------------------------------------------------------------

          Assets                        Liabilities and Shareholders Equity
                            (In Thousands)

Total current assets    $   8,436    Total current liabilities       $   4,076
Oil and gas properties    102,692    11.5% Senior Notes due 2004        84,612
Other assets               10,534    Other liabilities                  34,380
                        ---------    Shareholder's equity               (1,406)
                        $ 121,662                                    ---------
                        =========                                   $  121,662
                                                                     =========

                                Three Months           Six Months
                                June 30, 1997         June 30, 1997
                                -------------         -------------

Revenues                         $   3,876              $   9,827
Operating costs & expenses          (3,726)                (7,655)
Interest expense                    (2,324)                (4,892)
Other income (expense)                (259)                  (194)
Income tax - benefit                   410                    393
                                 ---------              ---------
    Net loss                     $  (2,023)             $  (2,521)
                                 =========              =========


Note 4.  Subsequent event

    Effective July 1, 1997, the holder of the Company's Series B 8% cumulative convertible preferred stock converted such shares into shares of the Company's common stock. The preferred shares were converted into 508,183 shares of common stock.

Note 5.  Reclassifications

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

    Selected operating data. The following table sets forth certain operating data of the Company for the periods presented.
                                       Three Months Ended     Six Months Ended
                                            June 30                June 30
                                        1997        1996       1997      1996
                                       -------------------    ------------------
Operating Revenue (in thousands):
 Crude Oil Sales ...................    $ 4,602    $ 1,499    $ 9,101    $ 3,723
 Natural Gas Sales .................      7,516      1,391     17,848      3,108
 Natural Gas Liquids Sales .........      2,516        373      5,595        871
 Processing revenue ................        841       --        1,837       --
Rig Operations .....................         53         40        106         77
Other ..............................        244          2        501          3
                                        -------    -------    -------    -------
Total Operating Revenue ............    $15,772    $ 3,305    $34,988    $ 7,782
                                        =======    =======    =======    =======

Operating Income (in thousands): .....  $ 4,090    $   365    $11,881    $ 1,850
Crude Oil Production (MBBLS) .........      252         73        470        192
Natural Gas Production (MMCFS) .......    5,088        804     10,026      1,758
Natural Gas Liquids Production (MBBLS)      268         31        506         70
Average Crude Oil Sales Price ($/Bbl)   $ 18.26    $ 20.50    $ 19.36    $ 19.44
Average Natural Gas Sales Price ($/MCF  $  1.48    $  1.73    $  1.78    $  1.77
Average Liquids Sale Price ($/Bbl) ...  $  9.40    $ 11.92    $ 11.06    $ 12.38


Comparison  of Three  Months  Ended June 30, 1997 to Three Months Ended June 30,
1996

   Operating Revenue. During the three months ended June 30, 1997 operating revenue from crude oil, natural gas and natural gas liquid sales increased to $14.6 million compared to $3.5 million in the three months ended June 30, 1996. The $11.1 million increase in revenue was primarily attributable to increased volumes which was partially offset by a decline in the average sales price per BOE. Volume increases from 238,376 BOE to 1,368 MBOE (thousand barrels of oil equivalent "MBOE") contributed $16.7 million, which was offset by $(5.6) million from lower commodity prices. Volume increases were due primarily to increased production from acquisitions of producing properties acquired during the fourth quarter of 1996, as well as increased production attributable to the Company's ongoing development program on existing and acquired properties. Oil and natural gas liquids volumes increased by 398% to 519.6 Mbbls from 104.4 Mbbls for the same period of 1996.

Acquisitions and subsequent development of acquired properties contributed 311.8 Mbbls while ongoing development of existing properties contributed 103.4 Mbbls of the increase. Natural gas volumes increased from 803.4 MMcf to 5,088 MMcf for the three months ended June 30, 1997. Acquisitions and subsequent development of acquired properties contributed 3,739.4 MMcf while existing properties contributed 545.2 MMcf. Average sales prices were $18.26 per Bbl of crude oil, $1.48 per Mcf of natural gas and $9.40 per Bbl of natural gas liquids in the three months ended June 30, 1997 compared with $20.50 per Bbl of crude oil, $1.73 per Mcf of natural gas and $11.92 per Bbl of natural gas liquids in the same period of 1996.

   Lease Operating expenses. Lease operating expenses and production taxes ("LOE") and natural gas processing expenses were $3.7 milling for three months ended June 30, 1997 compared to $1.0 million for the same period of 1996. The increase of $2.7 million was due to an increase in the number of wells the Company owned as of June 30, 1997 compared to the same period of the prior year. LOE on a per barrel basis decreased to $2.51 per BOE for the three months ended June 30, 1997 from $4.26 for the same period of 1996.

   G&A Expenses. General and administrative ("G&A") expenses increased from $470,000 for the three months ended June 30, 1996 to $1.1 million for the same period of 1997. The increase is primarily attributable to the hiring of additional staff, including an increase in the personnel at the Company's Canadian administrative office to manage and develop properties acquired in the fourth quarter of 1996. G&A expense on a per BOE basis decreased to $.84 per BOE from $1.97 for same period of 1996.

   Depreciation, Depletion and Amortization. Due to the increase in sales volumes of crude oil and natural gas, depreciation, depletion and amortization ("DD&A") expenses increased $5.3 million to $6.7 million for the three months ended June 30, 1997 from $1.4 million for the same period pf 1996. DD&A expenses on a per BOE basis was $4.91 per BOE for the three months ended June 30, 1997 compared to $5.96 per BOE for the three months ended June 30, 1996.

   Interest Expense and Preferred Dividends. Interest expense and preferred dividends ("Interest and Dividends") increased to $6.4 million for the three months ended June 30, 1997 from $684,000 for the three months ended June 30, 1996. The increase is due to increased levels of borrowings by the Company to finance the acquisitions consummated in 1996. Long-term debt increased from $32.5 million as of June 30, 1996 to $215.1 million at June 30, 1997.

Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996

   Operating Revenue. During the six months ended June 30, 1997 operating revenue from crude oil, natural gas and natural gas liquid sales increased to $32.5 million compared to $8.0 million in the six months ended June 30, 1996. The $24.5 million increase in revenue was primarily attributable to increased volumes which was partially offset by a decline in the average sales price per BOE. Volume increases from 554,878 BOE to 2,647 MBOE contributed $30.2 million which was offset by $(5.7) million from lower commodity prices. Volume increases were due primarily to increased production from acquisitions of producing properties acquired in the fourth quarter of 1996, as well as increased production attributable to the Company's ongoing development program on existing and acquired properties. Oil and natural gas liquids volumes increased by 273% to 975.8 Mbbls from 261.8 Mbbls for the same period of 1996. Acquisitions and subsequent development of acquired properties contributed 559.4 Mbbls while ongoing development of existing properties contributed 154.6 Mbbls of the increase. Natural gas volumes increased from 1,758 MMcf to 10,026 MMcf for the six months ended June 30, 1997. Acquisitions and subsequent development of acquired properties contributed 7,440.9 MMcf while existing properties contributed 827.1 MMcf. Average sales prices were $19.36 per Bbl of crude oil, $1.78 per Mcf of natural gas and $11.06 per Bbl of natural gas liquids for the six months ended June 30, 1997 compared with $19.44 per Bbl of crude oil, $1.77 per Mcf of natural gas and $12.38 per Bbl of natural gas liquids in the same period of 1996.

   Lease Operating expenses. LOE and natural gas processing expenses were $7.5 million for six months ended June 30, 1997 compared to $2.1 million for the same period of 1996. The increase of $5.4 million was due to an increase in the number of wells the Company owned as of June 30, 1997 compared to the same period of the prior year. LOE on a per barrel basis decreased to $2.56 per BOE for the six months ended June 30, 1997 from $3.93 for the same period of 1996.

   G&A Expenses. G&A expenses increased from $810,000 for the six months ended June 30, 1996 to $2.1 million for the same period of 1997. The increase is primarily attributable to the hiring of additional staff, including an increase in the personnel at the Company's Canadian administrative office to manage and develop properties acquired in the fourth quarter of 1996. G&A expense on a per BOE basis decreased to $.79 per BOE from $1.46 for same period of 1996.

   Depreciation, Depletion and Amortization. Due to the increase in sales volumes of crude oil and natural gas, DD&A expenses increased $10.5 million to $13.4 million for the six months ended June 30, 1997 from $2.9 million for the same period pf 1996. DD&A expense on a per BOE basis was $5.06 per BOE for the six months ended June 30, 1997 compared to $5.17 per BOE for the six months ended June 30, 1996.

   Interest Expense and Preferred Dividends. Interest expense and preferred dividends increased to $12.6 million for the six months ended June 30, 1997 from $1.6 million for the six months ended June 30, 1996. The increase was due to increased levels of borrowings by the Company to finance acquisitions consummated in 1996. Long-term debt increased from $32.5 million as of June 30, 1996 to $215.1 million at June 30, 1997.

General

   The Company has incurred operating losses and net losses for a number of years. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids produced by the Company. The price of natural gas and crude oil received by the Company decreased during the first half of 1997. There can be no assurance that operating income and net earnings will be achieved in future periods. In addition, the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil and natural gas prices continue to decrease, or if the Company's production levels decrease, the Company's revenues, cash flow from operations and profitability will be materially adversely affected.

Liquidity and Capital Resources

   Capital expenditures excluding property divestitures during the first six months of 1997 amounted to $24.9 million compared to $6.7 million during the same period of 1996. The table below sets forth the components of these capital expenditures on a historical basis for the six months ended June 30, 1996 and 1997.

                                                       Six Months Ended
                                                            June 30
                                                      1997            1996
                                                   ---------       ----------
Expenditure category (in thousands):
Property acquisitions ...................           $  --          $ 1,591 (1)
     Development ........................            24,617          4,865
Facilities and other ....................               369            299
                                                    -------        -------
Total ...................................           $24,986        $ 6,755
                                                    =======        =======

(1)Includes approximately $1.1 million of oil and gas properties acquired from Cascade. Does not include a $3.8 million deposit to acquire the Wyoming properties.

    At June 30, 1997, the Company had current assets of $21.7 million and current liabilities of $17.2 million resulting in working capital $ 4.5 million. This compares to working capital of $6.4 million at December 31, 1996 and a deficiency of $ 100,000 at June 30, 1996. The material components of the Company's current liabilities at June 30, 1997 include trade accounts payable of $10.3 million, revenues due third parties of $1.7 million and accrued interest of $3.9 million.

    The Company's current budget for capital expenditures for the last six months of 1997 is $13.2 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties as such opportunities arise. The Company currently has no agreements, arrangements of undertaking regarding any material acquisitions. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors.

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

    On November 14, 1996, the Company and Canadian Abraxas completed the sale of $215.0 million aggregate principal amount of Senior Notes due November 1, 2004 (the "Notes"). The notes are joint and several obligations of Abraxas and Canadian Abraxas and were issued under the terms of an Indenture dated November 14, 1996. The Indenture provides, among other things, that the Company may not, and may not cause or permit certain of its subsidiaries, including Canadian Abraxas, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas, guarantee any indebtedness of Abraxas or transfer any of its assets to Abraxas except for such encumbrances or restrictions existing under or by reason of: (i) applicable law; (ii) the Indenture; (iii) the Credit Facility; (iv) customary non-assignment provisions of any contract or any lease governing leasehold interests of such subsidiaries; (v) any instrument governing indebtedness assumed by the Company in an acquisition, which encumbrance or restriction is not applicable to such subsidiaries or the properties or assets of such subsidiaries other than the entity or the properties or assets of the entity so acquired; (vi) customary restrictions with respect to subsidiaries of the Company pursuant to an agreement that has been entered into for the sale or disposition of capital stock or assets of such subsidiaries to be consummated in accordance with the terms of the Indenture solely in respect of the assets or capital stock to be sold or disposed of; (vii) any instrument governing certain liens permitted by the Indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or (viii) an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (ii), (iii) or (v) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the Notes in any material respect as determined by the Board of Directors of the Company in their reasonable and good faith judgement than the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (ii), (iii) or (v).

    In August 1995, the Company entered into a rate swap agreement with a previous lender relating to $25.0 million of principal amount of outstanding indebtedness. This agreement was assumed by the Banks in connection with a Bridge Facility that was subsequently paid off. Under the agreement, the Company pays a fixed rate of 6.15% while the Banks will pay a floating rate equal to the USD-LIBOR-BBA rate for one month maturities, quoted on the eighteenth day of each month, to the Company. Settlements are due monthly. The agreement terminates in August 1998. At June 30, 1997, the fair value of this swap, as determined by BT CO was approximately $58,000.

    Operating activities during the six months ended June 30, 1997 provided $14.9 million cash to the Company compared to $4.1 million in the same period in 1996. Net income plus non-cash expense items during 1997 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities used $15.3 million during the first six months of 1997 primarily for development of oil and gas properties. This compares to $3.6 million provided during the same period of 1996. Financing activities required $37,000 for the first six months of 1997 compared to requiring $9.7 million for the same period of 1996.

    As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under
Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), occurred in December 1991. Accordingly, it is expected that the use of net operating loss carry forwards generated prior to December 31, 1991 of $4.9 million will be limited to approximately $235,000 per year. During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carry forwards of $1.1 million acquired in the acquisition are limited to approximately $115,000 per year. As a result of the issuance of additional shares of Common Stock for acquisitions and sales of Common Stock, an additional ownership change under Section 382 occurred in October 1993.
Accordingly, it is expected that the use of all net operating loss carry forwards generated through October 1993 of $8.2 million will be limited to approximately $1.0 million per year subject to the lower limitations described above. Of the $8.2 million net operating loss carry forwards existing at October 1993, it is anticipated that the maximum net operating loss that may be utilized before it expires is $5.7 million. Future changes in ownership may further limit the use of the Company's carry forwards. In addition to Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carry forwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5.6 million and for deferred tax assets at December 31, 1996 and 1995, respectively.

    Based upon the current level of operations, the Company believes that cash flow from operations and the Company's credit facility will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments through 1997. A depressed price for natural gas or crude oil will have a material adverse effect on the Company's cash flow from operations and anticipated levels of working capital, and could force the Company to revise its planned capital expenditures.

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

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 23, 1997 the following proposals were adopted by the margins indicated:

1. Election of three directors for terms of three years, each to hold office until the expiration of his term in 2000 or until a successor shall have been elected and qualified.

                                                     Number of Shares
                                                    For            Against
           Richard M. Kleberg, III                4,171,513        453,156
           Paul A. Powell, Jr.                    4,620,415          4,254
           Richard M. Riggs                       4,620,415          4,254

    Directors whose term continued after the meeting:

           James C. Phelps
           Robert L.G. Watson
           Chris E. Williford
           Franklin A. Burke
           Harold D. Carter
           Robert D. Gershen

2. Approval of the appointment of Ernst & Young LLP as the Company's auditors.

                              Number of Shares
                     For          Against        Abstained
                   4,476,486      147,107          1,076


Item 5.  Other Information
             None

Item 6.    Exhibits and Reports on Form 8-K

    (a) Exhibits:
         11. Statement Re:  Computation of earnings per share
         27. Financial data schedule
    (b) Reports on Form 8-K
       8-K filed on June 25, 1997 to announce the  termination  of the Company's
       previously  granted   Contingent  Value  Rights,   with  no  issuance  of
       additional shares.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ABRAXAS PETROLEUM CORPORATION

                                           (Registrant)



    Date:  August 13,1997             By:/s/Robert L.G. Watson
                                         ----------------------
                                      ROBERT L.G. WATSON,
                                      President and Chief
                                      Executive Officer


    Date: August 13, 1997             By:/s/Chris Williford
                                         ----------------------
                                      CHRIS WILLIFORD,
                                      Executive Vice President and
                                      Principal Accounting Officer


                          Exhibit (11) - Statement Re:
                        Computation of Earnings Per Share

                                                 Three Months Ended              Six Months Ended
                                                     June 30                         June 30
                                              1997              1996          1997           1996
                                           ----------------------------   ---------------------------
Primary:
    Average shares outstanding ..........     5,754,584      5,763,222      5,746,899      5,778,981

    Net effect of dilutive stock options-
    based on the Treasury/Stock
    method using average market price ...          --             --             --           17,414
                                            -----------    ------------   ------------   -----------

Totals ..................................     5,754,584      5,763,222      5,746,899      5,796,398

Net income (loss) .......................   $(2,101,763)   $  (331,680)   $  (739,430)   $   175,777

Per share amount ........................   $      (.37)   $      (.06)   $      (.13)   $       .03