Form 10-Q
period 1997-09-30
ABRAXAS PETROLEUM CORP
filed 1997-11-14
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)                        FORM 10-Q

   (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997
                                       or
   ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Nevada                                           74-2584033
        -------------------------------                 -------------------
        (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                   Identification Number)

        500 N. Loop  1604 E, Suite 100, San Antonio, Texas     78232
        --------------------------------------------------  --------------
        (Address of Principal Executive Offices)              (Zip Code)

        Registrant's telephone number, including area code   (210)490-4788
                                                             -------------
                                 Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No __

        The number of shares of the issuer's common stock outstanding as of November 1, 1997, was:

               Class                                    Shares Outstanding
        ---------------------------                    ---------------------
        Common Stock, $.01 Par Value                        6,271,707

                                     1 of 17

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements(Unaudited)
           Consolidated Balance Sheets - September 30, 1997
             and December 31,1996  ..........................................3
           Consolidated Statements of Operations -
             Three and Nine Months Ended September 30, 1997 and 1996.........5
           Consolidated Statements of Cash Flow-
             Nine Months Ended September 30, 1997 and 1996...................6
           Notes to Consolidated Financial Statements........................8
ITEM 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................10


                                            PART II
                                OTHER INFORMATION


ITEM 1 - Legal proceedings..................................................15
ITEM 2 - Changes in Securities..............................................15
ITEM 3 - Defaults Upon Senior Securities....................................15
ITEM 4 - Submission of Matters to a Vote of Security Holders................15
ITEM 5 - Other Information..................................................16
ITEM 6 - Exhibits and Reports on Form 8-K...................................16
         Signatures.........................................................17


                 Abraxas Petroleum Corporation and Subsidiaries

                         Part I - Financial Information

                          Item 1 - Financial Statements
                           Consolidated Balance Sheets


                                                      September 30   December 31
                                                          1997          1996
                                                      (Unaudited)
                                                     --------------------------
                                                            (In Thousands)
Assets
Current assets:

  Cash ................................................   $  7,559    $  8,290
  Accounts receivable, less allowance for doubtful
    accounts:
       Joint owners ...................................      2,067       1,601
       Oil and gas production sales ...................      8,164      11,400
       Affiliates .....................................       --            94
       Other ..........................................        749       1,289
                                                          --------    --------
                                                            10,980      14,384

  Equipment inventory .................................        430         451
  Other current assets ................................        205         187
                                                          --------    --------
Total current assets ..................................     19,174      23,312

Property and equipment: ...............................    346,459     310,043
  Less accumulated depreciation, depletion and
  amortization ........................................     58,250      38,653
                                                          --------    --------
      Net property and equipment based on the full cost
      method of accounting for oil and gas properties of
      which $37,268 was excluded from amortization ....    288,209     271,390

Deferred financing fees, net of accumulated
    amortization of $280 and $1,213 at December 31,
    1996, and September 30, 1997, respectively ........      8,432       9,335


Restricted cash .......................................         90          90
Other assets ..........................................      1,277         715
                                                          --------    --------
  Total Assets ........................................   $317,182    $304,842
                                                          ========    ========


           See accompanying notes to consolidated financial statements



                 Abraxas Petroleum Corporation and Subsidiaries

                         Part I - Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)


                                                      September 30   December 31
                                                          1997           1996
                                                       (Unaudited)
                                                      --------------------------
                                                               (In Thousands)
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ................................... $ 14,246       $  9,960
  Oil and gas production payable .....................    2,410          2,378
  Accrued interest ...................................   10,392          3,206
  Income tax payable .................................      145            145
  Other accrued expenses .............................    1,638          1,132
  Payable to affiliates ..............................     --               58
                                                       --------       --------
        Total current liabilities ....................   28,831         16,879

Long-term debt:
  Senior notes .......................................  215,000        215,000
  Other ..............................................    2,330             32
                                                       --------       --------
                                                        217,330        215,032

Other long term obligations ..........................      243             87
Deferred income taxes ................................   32,024         32,928
Minority interest in foreign subsidiary ..............    4,380          2,157
Future site restoration ..............................    2,248          2,103

Shareholders' equity:
  Preferred stock 8% authorized, 1,000,000 shares;
    issued and outstanding -0- shares at September 30,
    1997 and 45,741 shares at December 31, 1996 ......     --             --
  Common stock, par value $.01 per share - authorized
   50,000,000 shares; issued 6,324,730 shares at
   September 30, 1997 and 5,806,812 shares at
   December 31, 1996, respectively                           63             58
  Additional paid-in capital .........................   51,119         50,926
  Accumulated deficit ................................  (15,298)       (12,517)
  Treasury stock,  at cost, 53,023 and 74,711 at
      September 30, 1997 and  December 31, 1996,
      respectively ...................................     (281)          (405)
  Foreign currency translation .......................   (3,477)        (2,406)
                                                       --------       --------
Total shareholders' equity ...........................   32,126         35,656
                                                       --------       --------
Total liabilities and shareholders' equity ........... $317,182       $304,842
                                                       ========       ========


           See accompanying notes to consolidated financial statements



                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30                    September 30
                                                                    1997              1996           1997             1996
                                                               ------------------------------------------------------------
                                                                       (In thousands except share and per share data)
 Revenue:
  Oil & gas production sales ...............................   $    14,376        $     3,572    $    46,920    $    11,275
  Processing revenue .......................................           956               --            2,793           --
  Rig revenues .............................................           144                 29            250            106
  Other ....................................................           227                 14            728             17
                                                                  ---------       -----------    -----------     ----------
                                                                    15,703              3,615         50,691         11,398
Operating costs and expenses:
   Lease operating and production taxes ....................         3,822              1,114         10,604          3,295
   Gas processing costs ....................................           477               --            1,191           --
   Depreciation, depletion and amortization ................         6,385              1,274         19,780          4,145
   General and administrative ..............................         1,035                441          3,119          1,250
   Rig operations ..........................................            82                 43            214            113
                                                                  ---------       -----------    -----------     ----------
                                                                    11,801              2,872         34,908          8,803
                                                                  ---------       -----------    -----------     ----------
Operating Income ...........................................         3,902                743         15,783          2,595

Other (income) expense:
   Interest income .........................................           (45)               (40)          (438)          (155)
   Interest expense ........................................         6,385                698         18,757          2,142
   Amortization of deferred financing fees .................           340                 64            933            192
   Other ...................................................           (11)               235            115            235
                                                                  ---------       -----------    -----------     ----------
                                                                     6,669                957         19,367          2,414
                                                                  ---------       -----------    -----------     ----------

Income (loss) from operations before taxes .................        (2,767)              (214)        (3,584)           181
Income tax expense
   Current .................................................            41               --              156           --
   Deferred benefit ........................................          (724)              --           (1,227)          --
Minority interest in income (loss)
   of consolidated foreign subsidiary ......................           (42)                22             85             58
                                                                  ---------       -----------    -----------     ----------
Income (loss) before extraordinary item ....................        (2,042)              (236)        (2,598)           123
Extraordinary item--debt extinguishment cost ...............          --                  369           --              369
                                                                  ---------       ------------    -----------    ----------
Net income (loss) ..........................................        (2,042)              (605)        (2,598)          (246)
Less dividend requirement on cumulative
   preferred stock .........................................          --                  (91)          (183)          (274)
                                                                  ---------       ------------   ------------    ----------
Net income (loss) applicable to common stock................      $ (2,042)       $      (696)   $    (2,781)    $     (520)
                                                                  =========       ============   ============    ==========
Net income (loss) per share: Income (loss) per common share:
     Income (loss) before extraordinary item................      $   (.33)       $      (.06)   $      (.47)    $     (.03)
     Extraordinary item ....................................          --                 (.06)          --             (.06)
                                                                  ---------       ------------   ------------    ----------
     Net income (loss) .....................................      $   (.33)       $      (.12)   $      (.47)    $     (.09)
                                                                  ==========      ============    ===========    ==========

Weighted average shares outstanding ........................     6,271,707          5,804,812      5,920,135      5,804,145
                                                                ===========       ===========     ===========    ==========


           See accompanying notes to consolidated financial statements



                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             Nine Months Ended
                                                                September 30
                                                             1997         1996
                                                         -----------------------
                                                             (In Thousands)

Operating Activities
Net income (loss) ......................................   $ (2,598)   $   (246)

Adjustments  to reconcile  net income  (loss) to net cash
  provided by operating activities:
      Minority interest in income of foreign subsidiary          85          58
      Depreciation, depletion, and amortization ........     19,780       4,145
      Amortization of deferred financing fees ..........        933         561
      Issuance of common stock for compensation ........        310        --
      Decrease in deferred tax .........................     (1,227)       --
      Changes in operating assets and liabilities:
           Accounts receivable .........................      3,404         103
           Equipment inventory .........................         21         (62)
           Other assets ................................        (18)        (14)
           Accounts payable and accrued expenses .......     11,920         713
           Oil and gas production payable ..............         32        (373)
                                                           --------    --------
      Net cash provided by operating activities ........     32,642       4,885

Investing Activities
Capital expenditures, including purchases and
 development of properties .............................    (44,604)    (55,489)
Proceeds from sale of oil and gas producing properties .      8,978      16,794
Purchase of interest partnership .......................       --        (2,425)
                                                           --------    --------
Net cash provided (used) in investing activities .......    (35,626)    (41,120)





           See accompanying notes to consolidated financial statements



                 Abraxas Petroleum Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)



                                                            Nine Months Ended
                                                               September 30
                                                           1997           1996
                                                         -----------------------
                                                              (In Thousands)
Financing Activities
Issuance of common stock ............................          11            30
Offering issuance costs .............................        --            (192)
Purchase of treasury stock ..........................        --            (372)
Dividends paid on preferred stock ...................        (182)         (274)
Proceeds from long term borrowings ..................       2,298        90,400
Payments on long term borrowings ....................        --         (46,957)
Increase in other long term liabilities .............         156            79
Deferred financing fees .............................         (30)         (779)
                                                         --------      --------
Net cash provided by financing activities ...........       2,253        41,935
                                                         --------      --------
Increase (Decrease) in cash .........................        (731)        5,700

Cash at beginning of period .........................       8,380         4,384
                                                         --------      --------

Cash at end of period, including restricted cash ....    $  7,649      $ 10,084
                                                         ========      ========


Supplemental disclosures of cash flow information:
Interest paid .......................................    $ 12,594      $  2,142
                                                         ========      ========

Supplemental schedule of non-cash investing and
 financing activity:
Accrual of preferred dividends ......................    $   --        $     91
                                                         ========      ========








           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1997

NOTE 1. BASIS OF PRESENTATION

   The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 1996 which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The consolidated interim financial statements have not been audited by independent accountants, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month and nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.
Any and all adjustments are of a normal and recurring nature.

        The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary Canadian Abraxas Petroleum Ltd. ("Canadian Abraxas"), and its 78% owned foreign subsidiary Grey Wolf Exploration, Ltd., ("Grey Wolf"). Grey Wolf has consolidated its 58% owned interest in Cascade Oil and Gas, Ltd. ("Cascade"). Minority interest represents the minority shareholders' proportionate share of the equity and income of both Grey Wolf and Cascade.

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

   During the second quarter of 1997, the Contingent Value Rights terminated; accordingly, earnings per share for the first six months of 1997 have been retroactively restated. Subsequent to June 30, 1997, the holder of the Company's preferred stock converted its holdings into 508,183 shares of common stock. If the conversion had occurred at the beginning of the periods presented, earnings per share would have been $(.10) for the three months ended September 30, 1996, and $(.41) and $.04 for the nine months ended September 30, 1997 and 1996.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share", which is required to be adopted on December 31, 1997. Under the statement, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. The new requirements for calculating basic earnings per share exclude the dilutive effect of stock options, warrants and Contingent Value Rights. The implementation of the new requirements would not have had any impact on basic or fully diluted earnings per share for the period ended September 30, 1997.

NOTE 3.  SUMMARY FINANCIAL INFORMATION OF CANADIAN ABRAXAS PETROLEUM LTD.

   The following is summary financial information of Canadian Abraxas, a wholly-owned subsidiary of the Company at September 30, 1997, and for the three and nine months ended September 30, 1997. Canadian Abraxas is jointly and severally liable with the Company for the entire balance of the Company's and Canadian Abraxas' 11.5% Senior Notes (the "Notes") ($215,000,000), of which $74,682,000 was utilized by Canadian Abraxas in connection with the acquisition of Canadian Gas Gathering Systems, Inc. The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas because management has determined that such information is not material to the holders of the Notes and the Company's Common Stock.


             Assets                        Liabilities and Shareholders Equity
-------------------------------------------------------------------------------
                                    (In Thousands)

Total current assets     $    9,034    Total current liabilities      $   5,474
Oil and gas properties       97,556    11.5% Senior Notes due 2004       74,682
Other assets                  3,998    Other liabilities                 33,523
                       ------------
                        $   110,588    Shareholder's equity              (3,091)
                         ==========                                   ---------
                                                                      $ 110,588
                                                                      =========

                                      Three Months Ended      Nine Months Ended
                                         Sept.30,1997            Sept.30,1997
                                     -------------------------------------------

Revenues                              $    3,555                  $   13,382
Operating costs & expenses                (3,889)                    (11,544)
Interest expense                          (2,107)                     (6,999)
Other income (expense)                       (48)                       (242)
Income tax - benefit                         896                       1,289
                                     -----------                 -----------
   Net loss                          $    (1,593)                $    (4,114)
                                     ===========                 ===========

NOTE 4.  SUBSEQUENT EVENT

   The Company has entered into a merger agreement to purchase Vessels Energy, Inc., a privately held Denver-based company for Abraxas common stock. The merger is dependent on board and shareholder approval of both companies with closing expected in early 1998.

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

   Selected operating data. The following table sets forth certain operating data of the Company for the periods presented.
                                          Three Months Ended   Nine Months Ended
                                               Sept. 30             Sept. 30
                                          ------------------  ------------------
                                            1997       1996      1997      1996
Operating Revenue (in thousands):
    Crude Oil Sales ....................   $ 4,282   $ 1,583   $13,383   $ 5,306
    Natural Gas Sales ..................     7,709     1,511    25,557     4,619
    Natural Gas Liquids Sales ..........     2,385       479     7,980     1,350
    Processing revenue .................       956      --       2,793      --
    Rig Operations .....................       144        28       250       106
  Other ................................       227        14       728        17
                                           -------   -------   -------   -------
      Total Operating Revenue ..........   $15,703   $ 3,615   $50,691   $11,398
                                           =======   =======   =======   =======

Operating Income (in thousands): .......   $ 3,902   $   743   $15,783   $ 2,595
Crude Oil Production (MBBLS) ...........       242        74       712       266
Natural Gas Production (MMCF) ..........     4,959       867    14,985     2,625
Natural Gas Liquids Production (MBBLS) .       245        36       751       106
Average Crude Oil Sales Price ($/BBL)...   $ 17.69   $ 21.24   $ 18.79   $ 19.94
Average Natural Gas Sales Price ($/MCF).   $  1.55   $  1.97   $  1.71   $  1.95
Average Liquids Sale Price ($/BBL) .....   $  9.73   $ 13.40   $ 10.63   $ 12.73


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996

OPERATING REVENUE. During the three months ended September 30, 1997 operating revenue from crude oil, natural gas and natural gas liquid sales increased to $14.4 million compared to $3.6 million in the three months ended September 30, 1996. The $10.8 million increase in revenue was primarily attributable to increased volumes which was partially offset by a decline in the average sales price per BOE. Volume increases from 254,792 BOE to 1,314 MBOE (thousand barrels of oil equivalent "MBOE") contributed $14.8 million, which was offset by $(4.0) million from lower commodity prices. Volume increases were due primarily to increased production from acquisitions of producing properties acquired during the fourth quarter of 1996, as well as increased production attributable to the Company's ongoing development program on existing and acquired properties. Oil and natural gas liquids volumes increased by 342% to 487 MBbls from 110 MBbls for the same period of 1996. Acquisitions and subsequent development of acquired properties contributed 286.0 MBbls while ongoing development of existing properties contributed 91 MBbls of the increase. Natural gas volumes increased from 867 MMcf to 4,959 MMcf for the three months ended September 30, 1997. Acquisitions and subsequent development of acquired properties contributed 1,900

MMcf while existing properties contributed 3,059 MMcf. Average sales prices were $17.69 per Bbl of crude oil, $1.55 per Mcf of natural gas and $9.73 per Bbl of natural gas liquids in the three months ended September 30, 1997 compared with $21.24 per Bbl of crude oil, $1.97 per Mcf of natural gas and $13.40 per Bbl of natural gas liquids in the same period of 1996.

  LEASE OPERATING EXPENSES. Lease operating expenses and production taxes ("LOE") and natural gas processing expenses were $4.3 million for three months ended September 30, 1997 compared to $1.1 million for the same period of 1996. The increase of $3.2 million was due to an increase in the number of wells the Company owned as of September 30, 1997 compared to the same period of the prior year. LOE on a per barrel basis decreased to $2.91 per BOE for the three months ended September 30, 1997 from $4.37 for the same period of 1996.

  G&A EXPENSES. General and administrative ("G&A") expenses increased from $441,000 for the three months ended September 30, 1996 to $1.0 million for the same period of 1997. The increase is primarily attributable to the hiring of additional staff, including an increase in the personnel at the Company's Canadian administrative office to manage and develop properties acquired in the fourth quarter of 1996. G&A expense on a per BOE basis decreased to $.79 per BOE from $1.73 for same period of 1996.

  DEPRECIATION, DEPLETION AND AMORTIZATION. Due to the increase in sales volumes of crude oil and natural gas, depreciation, depletion and amortization ("DD&A") expenses increased by $5.1 million to $6.4 million for the three months ended September 30, 1997 from $1.3 million for the same period of 1996. DD&A expenses on a per BOE basis was $4.86 per BOE for the three months ended September 30, 1997 compared to $5.00 per BOE for the three months ended September 30, 1996.

  INTEREST EXPENSE AND PREFERRED DIVIDENDS. Interest expense and preferred dividends ("Interest and Dividends") increased to $6.4 million for the three months ended September 30, 1997 from $790,000 for the three months ended September 30, 1996. The increase is due to increased levels of borrowings by the Company to finance the acquisitions consummated in 1996, partially offset by the elimination of dividends on preferred stock due to the conversion of such stock into common stock for the three months ended September 30, 1997. Long-term debt increased from $85 million as of September 30, 1996 to $217.3 million at September 30, 1997.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

  OPERATING REVENUE. During the nine months ended September 30, 1997 operating revenue from crude oil, natural gas and natural gas liquid sales increased to $46.9 million compared to $11.3 million in the nine months ended September 30, 1996. The $35.6 million increase in revenue was primarily attributable to increased volumes which was partially offset by a decline in the average sales price per BOE. Volume increases from 809,670 BOE to 3,961 MBOE contributed $43.8 million which was offset by $(8.2) million from lower commodity prices. Volume increases were due primarily to increased production from acquisitions of producing  properties  acquired  in the  fourth  quarter  of  1996,  as  well as increased production attributable to the Company's ongoing development program on existing and acquired properties. Oil and natural gas liquids volumes increased by 293% to 1,463 Mbbls from 372 Mbbls for the same period of 1996.
Acquisitions and subsequent development of acquired properties contributed 777 Mbbls while ongoing development of existing properties contributed 314 Mbbls of the increase. Natural gas volumes increased from 2,625 MMcf to 14,985 MMcf for the nine months ended September 30, 1997. Acquisitions and subsequent development of acquired properties contributed 9,287 MMcf while existing properties contributed 3,073 MMcf. Average sales prices were $18.79 per Bbl of crude oil, $1.71 per Mcf of natural gas and $10.63 per Bbl of natural gas liquids for the nine months ended September 30, 1997, compared with $19.94 per Bbl of crude oil, $1.95 per Mcf of natural gas and $12.73 per Bbl of natural gas liquids in the same period of 1996.

  LEASE OPERATING EXPENSES. LOE and natural gas processing expenses were $11.8 million for the nine months ended September 30, 1997, compared to $3.3 million for the same period of 1996. The increase of $8.5 million was due to an increase in the number of wells the Company owned as of September 30, 1997, compared to the same period of the prior year. LOE on a per barrel basis decreased to $2.68 per BOE for the nine months ended September 30, 1997, from $4.07 for the same period of 1996.

   G&A EXPENSES. G&A expenses increased from $1.2 million for the nine months ended September 30, 1996, to $3.1 million for the same period of 1997. The increase is primarily attributable to the hiring of additional staff, including an increase in the personnel at the Company's Canadian administrative office to manage and develop properties acquired in the fourth quarter of 1996. G&A expense on a per BOE basis decreased to $.79 per BOE from $1.54 for same period of 1996.

  DEPRECIATION, DEPLETION AND AMORTIZATION. Due to the increase in sales volumes of crude oil and natural gas, DD&A expenses increased by $15.6 million to $19.8 million for the nine months ended September 30, 1997, from $4.2 million for the same period of 1996. DD&A expense on a per BOE basis was $5.00 per BOE for the nine months ended September 30, 1997, compared to $5.27 per BOE for the nine months ended September 30, 1996.

  INTEREST EXPENSE AND PREFERRED DIVIDENDS. Interest expense and preferred dividends increased to $18.9 million for the nine months ended September 30, 1997 from $2.4 million for the six months ended September 30, 1996. The increase was due to increased levels of borrowings by the Company to finance acquisitions consummated in 1996. Long-term debt increased from $85 million as of September 30, 1996, to $217.3 million at September 30, 1997. Preferred dividends were eliminated July 1, 1997 as a result of the conversion of all outstanding preferred stock into common shares.

GENERAL

  The Company has incurred operating losses and net losses for a number of years. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids produced by the Company. The price of natural gas and crude oil received by the Company decreased during the first nine months of 1997. There can be no assurance that operating income and net earnings will be achieved in future periods. In addition, the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil and natural gas prices continue to decrease, or if the Company's production levels decrease, the Company's revenues, cash flow from operations and profitability will be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

  Capital expenditures excluding property divestitures during the first nine months of 1997 amounted to $44.6 million compared to $58.0 million during the same period of 1996. The table below sets forth the components of these capital expenditures on a historical basis for the nine months ended September 30, 1996 and 1997.

                                                      Nine Months Ended
                                                           Sept. 30
                                               --------------------------------
                                                  1997                   1996
Expenditure category (in thousands):
   Property acquisitions                       $   2,067             $   47,655
   Development                                    41,980                 10,016
   Facilities and other                              557                    369
                                               ---------             ----------
   Total                                       $  44,604             $   58,040
                                               =========             ==========

   At September 30, 1997, the Company had current assets of $19.2 million and current liabilities of $28.8 million resulting in working capital deficit of $9.6 million. This compares to working capital of $6.4 million at December 31, 1996, and $7.6 million at September 30, 1996. The material components of the Company's current liabilities at September 30, 1997, include trade accounts payable of $14.2 million, revenues due third parties of $2.4 million and accrued interest of $10.4 million.

   The Company's current budget for capital expenditures for the fourth quarter of 1997 is $5.0 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties as such opportunities arise. The Company currently has no agreements, arrangements of undertaking regarding any material acquisitions other than the previously disclosed merger agreement with

Vessels Energy, Inc. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors.

   The Company's Credit Facility with Bankers Trust Company ("BT") and other lenders thereunder (the "Banks") provides for a revolving line of credit with an availability of $40 million, subject to certain customary conditions including a borrowing base condition. Commitments available under the Credit Facility are subject to borrowing base redeterminations to be performed semi-annually and, at the option of each of the Company and the Banks one additional time per year. Any outstanding principal balance in excess of the borrowing base will be due and payable in three equal monthly payments after a borrowing base redetermination. The borrowing base will be determined in BT's sole discretion, subject to the approval of the Banks, based on the value of the Company's reserves as set forth in the reserve report of the Company's independent petroleum engineers, with consideration given to other assets and liabilities. The Company currently has $16 million available on the Credit Facility.


   The Credit Facility has an initial revolving term of two years and a reducing period of three years form the end of the initial two-year period. The commitment under the Credit Facility will be reduced during such reducing period by 11 equal quarterly reductions. Quarterly reductions will equal 8.2% per quarter with the remainder due at the end of the three-year reducing period.

   The applicable interest rate charged on the outstanding balance of the Credit Facility is based on a facility usage grid. If the borrowings under the Credit Facility represent an amount less than or equal to 33.3% of the available borrowing base, then the applicable interest rate charged on the outstanding balance will be either (a) an adjusted rate of the London Inter-Bank Offered Rate ("LIBOR") plus 1.25% of (b) the prime rate of BT (which is based on BT's published prime rate) plus 0.50%. If the borrowings under the Credit Facility represent an amount greater than or equal to 33.3% but less than 66.7% of the available borrowing base, then the applicable interest rate on the outstanding principal will be either (a) LIBOR plus 1.75% of (b) the prime rate of BT plus 0.50%. If the borrowings under the Credit Facility represent an amount greater than or equal to 66.7% of the available borrowing base, then the applicable interest rate on the outstanding principal will be either (a) LIBOR plus 2.00% or (b) the prime rate of BT plus 0.50%. LIBOR elections can be made for periods of one, three or six months.


   The Company's Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company to (i) incur certain indebtedness or guarantee obligations, (ii) prepay other indebtedness including the Notes, (iii) make investments, loans or advances, (iv) create certain liens,
(v) make certain payments, dividends and distributions, (vi) merge with or sell assets to another person or liquidate, (vii) sell or discount receivables,
(viii) engage in certain intercompany transactions and transactions with affiliates, (ix) change its business, (x) experience a change of control and
(xi) make amendments to its charter, by-laws and other debt instruments. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum debt service coverage ratios, maximum funded debt to EBITDA tests, minimum net worth tests and minimum working capital tests.

   The Credit Facility contains customary events of default, including nonpayment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities and change of control.

   On November 14, 1996, the Company and Canadian Abraxas completed the sale of $215.0 million aggregate principal amount of Senior Notes due November 1, 2004 (the "Notes"). The notes are joint and several obligations of Abraxas and Canadian Abraxas and were issued under the terms of an Indenture dated November 14, 1996 (the "Indenture"). The Indenture contains a number of covenants and events of default including covenants restricting, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and events of default including nonpayment of principal or interest on the notes, violations of covenants, cross default on other indebtedness, bankruptcy and material judgments. The Indenture also provides, among other things, that the Company may not, and may not cause or permit certain of its subsidiaries, including Canadian Abraxas, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas, guarantee any indebtedness of Abraxas or transfer any of its assets to Abraxas except for such encumbrances or restrictions existing under or by reason of: (i) applicable law; (ii) the Indenture; (iii) the Credit Facility; (iv) customary non-assignment provisions of any contract or any lease governing leasehold interests of such subsidiaries; (v) any instrument governing indebtedness assumed by the Company in an acquisition, which encumbrance or restriction is not applicable to such subsidiaries or the properties or assets of such subsidiaries other than the entity or the properties or assets of the entity so acquired; (vi) customary restrictions with respect to subsidiaries of the Company pursuant to an agreement that has been entered into for the sale or disposition of capital stock or assets of such subsidiaries to be consummated in accordance with the terms of the Indenture solely in respect of the assets or capital stock to be sold or disposed of; (vii) any instrument governing certain liens permitted by the Indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or (viii) an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (ii), (iii) or (v) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the Notes in any material respect as determined by the Board of Directors of the Company in their reasonable and good faith judgement than the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (ii), (iii) or (v).

   In August 1995, the Company entered into a rate swap agreement with a previous lender relating to $25.0 million of principal amount of outstanding indebtedness. This agreement was assumed by the Company's current lender in connection with a Bridge Facility that was subsequently paid off. Under the agreement, the Company pays a fixed rate of 6.15% while the Banks will pay a floating rate equal to the USD-LIBOR-BBA rate for one month maturities, quoted on the eighteenth day of each month, to the Company. Settlements are due monthly. The agreement terminates in August 1998. At September 30, 1997, the fair value of this swap, as determined by BT CO was approximately $78,000.

   Operating activities during the nine months ended September 30, 1997 provided $32.6 million cash to the Company compared to $4.8 million in the same period in 1996. Net operating income plus non-cash expense items during 1997 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities used $36.1 million during the first nine months of 1997 primarily for development of oil and gas properties. This compares to $41.1 million provided during the same period of 1996. Financing activities provided $2.3 million for the first nine months of 1997 compared to requiring $41.9 million for the same period of 1996.

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

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 5.  Other Information
            None

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:
         11. Statement Re:  Computation of earnings per share
       27. Financial data schedule
   (b) Reports on Form 8-K
      none

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION
                          -----------------------------
                                  (Registrant)



   Date: November 14,1997           By:/s/Robert L.G. Watson
                                    ------------------------
                                    ROBERT L.G. WATSON,
                                    President and Chief
                                    Executive Officer


   Date: November 14, 1997          By:/s/Chris Williford
                                    ----------------------
                                    CHRIS WILLIFORD,
                                    Executive Vice President and
                                    Principal Accounting Officer