Form 10-K
period 1997-12-31
ABRAXAS PETROLEUM CORP
filed 1998-03-31
CIK 867665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

          [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION

             (Exact name of Registrant as specified in its charter)



                    Nevada                           74-2584033
        (State or Other Jurisdiction of   I.R.S. Employer Identification Number)
        Incorporation or Organization)


                        500 N. Loop 1604 East, Suite 100
                            San Antonio, Texas 78232
                    (Address of principal executive offices)

        Registrant's telephone number,
        including area code (210) 490-4788

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 23, 1998, (based upon the average of the $7.88 per share "Bid" and $8.13 per share "Asked" prices), was approximately $39,756,000 on such date.

        The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of March 23, 1998 was 6,335,517 shares of which 4,969,522 shares were held by non-affiliates.

Documents  Incorporated  by  Reference:   Portions  of  the  registrant's  Proxy
Statement relating to the 1998 Annual Meeting of Shareholders to be held on May 22, 1998 have been incorporated by reference herein (Part III).

                          ABRAXAS PETROLEUM CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                            PART I
                                                                         Page

Item 1.  Business. ........................................................4
         General  .........................................................4
         Primary operating areas  .........................................5
         Markets and Customers.............................................6
         Risk Factors......................................................6
         Regulation of Crude Oil and Natural Gas Activities...............12
         Natural Gas Price Controls.......................................12
         State Regulation of Crude Oil and Natural Gas Production.........14
         Environmental Matters  ..........................................16
         Employees........................................................17

Item 2.  Properties.......................................................18
         Exploratory and Developmental Acreage............................18
         Productive Wells.................................................18
         Reserves Information.............................................19
         Crude Oil and Natural Gas Production and Sales Price ............20
         Drilling Activities..............................................21
         Office Facilities................................................22
         Other Properties.................................................22

Item 3.  Legal Proceedings................................................22

Item 4.  Submission of Matters to a Vote of
           Security Holders...............................................22
Item 4a.Executive Officers of the Company.................................22

                                     PART II

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters...............................23
         Market Information..............................................23
         Holders.........................................................23
         Dividends.......................................................23

Item 6.  Selected Financial Data.........................................24

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................24
         Results of Operations...........................................24
         Liquidity and Capital Resources.................................27

Item 8.  Financial Statements and Supplementary Data......................32

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.........................32



                                    PART III



Item 10.  Directors and Executive Officers of the Registrant .............32

Item 11.  Executive Compensation..........................................32

Item 12.  Security Ownership of Certain Beneficial Owners and Management..32

Item 13.  Certain Relationships and Related Transactions..................33



                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K......................................33

                DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

        This report includes "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets, reserve estimates, development and exploitation opportunities and projects, behind pipe zones, classification of reserves, projected costs, potential reserves, availability or sufficiency of capital resources and plans and objectives of management for future operations including, but not limited to, statements including, any of the terms
"anticipates", "expects", "estimates", "believes" and similar terms are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Risk Factors" and elsewhere in this report including, without limitation, in conjunction with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I
Item 1. Business

General

        Abraxas Petroleum Corporation, a Nevada corporation ("Abraxas" or the "Company"), is an independent energy company engaged in the exploration for and the acquisition, development and production of crude oil and natural gas primarily along the Texas Gulf Coast, the Permian Basin of western Texas, Canada and Wyoming. The Company's business strategy is to acquire and develop producing crude oil and natural gas properties and related assets that contain the potential for increased value through exploitation and development. The Company utilizes a disciplined acquisition strategy, focusing its efforts on producing properties and related assets possessing the following characteristics: a concentration of operations; significant, quantifiable development potential; historically low operating expenses; and the potential to reduce general and administrative expenses per barrel of crude oil equivalent ("BOE"). Since December 31, 1990, the Company has made 17 acquisitions of crude oil and natural gas producing properties totaling an estimated 52.1 million barrels of crude oil equivalent ("MMBOE") of proved reserves at an average acquisition cost of approximately $4.11 per BOE.

        Since January 1996, the Company has had operations in the United States and Canada and since November 1996, the Company's operations have consisted of two segments: exploration and production and natural gas processing. The revenues and operating earnings for each country and each industry segment and the identifiable assets attributable to each country and each industry segment for the years ended December 31, 1996 and 1997 are set forth in Note 14 to the Notes to the Company's Consolidated Financial Statements included elsewhere herein.

        At December 31, 1997, the Company operated 341 net wells and owned non-operated interests in 62 net wells. Average net daily production for the year ended December 31, 1997 was 5,285 barrels ("Bbls") of crude oil and natural gas liquids and 57,671 thousand cubic feet ("Mcf") of natural gas. The Company's proved reserves and present value (discounted at 10%) of estimated future net cash flows (before income taxes) of proved crude oil and natural gas reserves
("Present Value of Proved Reserves") has increased from an estimated 889 thousand barrels of crude oil equivalent ("MBOE") and $11.9 million, respectively, at January 1, 1991 to an estimated 54.7 MMBOE and $268.7 million, respectively, at January 1, 1998. Of the Company's proved reserves at January 1, 1998, 83% were classified as proved developed reserves and 90.5% of the Present Value of Proved Reserves at such date was attributable to such proved developed reserves. At December 31, 1997, the Company also owned varying interests in 20 natural gas processing plants or compression facilities with capacity of 137 million cubic feet ("MMcf") per day and approximately 200 miles of natural gas gathering systems.

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

The Company periodically evaluates, and from time to time has elected to sell, certain of its mature producing properties. Such sales enable the Company to maintain financial flexibility, reduce overhead and redeploy the proceeds therefrom to activities that the Company believes to have a potentially higher financial return

Primary Operating Areas

Texas Gulf Coast and South Texas

        At December 31, 1997, the Company's Texas Gulf Coast and south Texas producing properties had estimated net proved reserves of 17,380 MBOE (62% natural gas) with a PV-10 of $87.5 million, 82% of which was attributable to proved developed reserves. For the year ended December 31, 1997, these properties produced an average of approximately 1,189 net Bbls of crude oil and NGLs and approximately 9,391 net Mcf of natural gas per day from 86 net wells. The Company also owns varying interests in two natural gas processing plants and one natural gas treating plant which had aggregate capacity of approximately 51 MMcf of natural gas per day at December 31, 1997. During the year ended December 31, 1997, the plants processed an average of approximately 21.8 MMcf of natural gas per day and extracted an average of approximately 677 Bbls of NGLs per day.


West Texas

        At December 31, 1997, the Company's west Texas producing properties had estimated net proved reserves of 9,500 MBOE (46% natural gas) with a PV-10 of $44.2 million, 98% of which was attributable to proved developed reserves. For the year ended December 31, 1997, these properties produced an average of approximately 1,800 net Bbls of crude oil and NGLs and approximately 9,047 net Mcf of natural gas per day from 171 net wells.

Wyoming

        The Company acquired producing properties in the Wamsutter area of southwestern Wyoming (the "Wyoming Properties") in September 1996. At December 31, 1997, the Wyoming Properties had estimated net proved reserves of 12,766 MBOE (65% natural gas) with a PV-10 of $56.5 million, 88 % of which was attributable to proved developed reserves. For the year ended December 31, 1997, the Wyoming Properties produced an average of approximately 1,740 net Bbls of crude oil and NGLs and 15,810 net Mcf of natural gas per day from 33 net wells.

Canada

        In January 1996, the Company invested $3.0 million in Grey Wolf Exploration Ltd. ("Grey Wolf"), a privately-held Canadian corporation, which, in turn, invested these proceeds in newly-issued shares of Cascade Oil & Gas Ltd. ("Cascade"), an Alberta-based corporation whose common shares are traded on The Alberta Stock Exchange under the symbol "COL." In November 1997, Grey Wolf merged with Cascade. The Company owns approximately 46% of the outstanding capital stock of Cascade. Cascade owns a 10% interest in the Canadian Abraxas Properties and the Canadian Abraxas Plants (each as defined herein) and an 8% interest in the Pacalta Properties (as defined herein) and manages the operations of the Company's wholly-owned subsidiary, Canadian Abraxas Petroleum Limited ("Canadian Abraxas"), pursuant to a management agreement between Canadian Abraxas and Cascade. Under the management agreement, Canadian Abraxas reimburses Cascade for reasonable costs or expenses attributable to Canadian Abraxas and for administrative expenses based upon the percentage that Canadian Abraxas' gross revenue bears to the total gross revenue of Canadian Abraxas and Cascade.

        In November 1996, Canadian Abraxas acquired Canadian Gas Gathering Systems, Inc. ("CGGS"). Canadian Abraxas owns producing properties in Western Canada (the "Canadian Abraxas Properties"), consisting primarily of natural gas reserves, and interests ranging from 10% to 100% in approximately 200 miles of natural gas gathering systems and 17 natural gas processing plants or compression facilities (the "Canadian Abraxas Plants"). As of December 31, 1997, the Canadian Abraxas Properties had estimated net proved reserves of 15,019 MBOE (90% natural gas) with a PV-10 of $80.4 million, 95% of which was attributable to proved developed reserves. For the year ended December 31, 1997, the Canadian Abraxas Properties produced an average of approximately 530 net Bbls of crude oil and NGLs and 23,403 net Mcf of natural gas per day from 110 net wells. The Canadian Abraxas Plants had aggregate capacity of approximately 251 gross MMcf of natural gas per day (102 net MMcf).

        In October 1997, Canadian Abraxas and Cascade completed the acquisition of the Canadian assets of Pacalta Resources Ltd. (the "Pacalta Properties") for approximately CDN$20.0 million in cash and four million Cascade Special Warrants. Canadian Abraxas acquired an approximate 92% interest in the Pacalta Properties and Cascade acquired an 8% interest. Cascade has the opportunity to acquire Canadian Abraxas' ownership upon arranging satisfactory financing in 1998. At closing, the Pacalta Properties were producing 115 net Bbls of oil per day and 8,000 net Mcf of gas per day.

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

        In order to manage its exposure to price risks in the marketing of its crude oil and natural gas, the Company from time to time has entered into fixed price delivery contracts, financial swaps and crude oil and natural gas futures contracts as hedging devices. To ensure a fixed price for future production, the Company may sell a futures contract and thereafter either (i) make physical delivery of crude oil or natural gas to comply with such contract or (ii) buy a matching futures contract to unwind its futures position and sell its production to a customer. Such contracts may expose the Company to the risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase or deliver the contracted quantities of crude oil or natural gas, or a sudden, unexpected event materially impacts crude oil or natural gas prices. Such contracts may also restrict the ability of the Company to benefit from unexpected increases in crude oil and natural gas prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

        Substantially all of the Company's crude oil and natural gas is sold at current market prices under short term contracts, as is customary in the industry. During the year ended December 31, 1997, three purchasers accounted for approximately 42% of the Company's crude oil and natural gas sales and two customers accounted for approximately 51% of gas processing revenue.. The Company believes that there are numerous other companies available to purchase the Company's crude oil and natural gas and that the loss of any or all of these purchasers would not materially affect the Company's ability to sell crude oil and natural gas.

Risk Factors

Leverage and Debt Service

        As of December 31, 1997, the Company's total debt and stockholders' equity were approximately $249 million and $27 million, respectively. In addition, the Company had $5.0 million of unused borrowing capacity under its revolving credit facility (the "Credit Facility") at December 31, 1997. In January 1998, the Company and Canadian Abraxas completed the sale of $60 million aggregate principal amount of their 11.5% Senior Notes Due 2004, Series C (the "Series C Notes"). The Company intends to incur additional indebtedness in the future in connection with acquiring, developing and exploiting producing properties, although the Company's ability to incur additional indebtedness may be limited by the terms of the Indentures (the "Indentures") governing the Company's and Canadian Abraxas' 11.5% Senior Notes Due 2004, Series B (the "Series B Notes" and, together with the Series C Notes, the "Notes") and the Series C Notes and the Credit Facility.

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

        The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. Based upon the current level of operations and the historical production of the producing properties and related assets currently owned by the Company, the Company believes that its cash flow from operations, cash currently on hand as well as borrowing capabilities will be adequate to meet its anticipated requirements for working capital, capital expenditures, interest payments, scheduled principal payments and general corporate or other purposes for the foreseeable future. See the Company's Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Liquidity and Capital Resources." No assurance can be given, however, that the Company's business will continue to generate cash flow from operations at or above current levels or that the historical production of the producing properties and related assets currently owned by the Company can be sustained in the future. If the Company is unable to generate cash flow from operations in the future to service its debt, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that such refinancing would be possible or that any additional financing could be obtained. In addition, the Notes are subject to certain limitations on redemption.

Industry Conditions; Impact on Company's Profitability

        The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas. Crude oil and natural gas prices can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. Prices are also affected by actions of state and local governmental agencies, the United States and foreign governments and international cartels. While prices for crude oil and natural gas increased during 1996 and the first quarter of 1997, they have been depressed since the first quarter of 1997. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of crude oil and natural gas. Any substantial or extended decline in the prices of crude oil and natural gas, such as the decline in the price of crude oil which has occurred since December 31, 1997, would have a material adverse effect on the Company's financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond the control of the Company. Sales of crude oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. Federal and state regulation of crude oil and natural gas production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect the Company's ability to produce and market its crude oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and thus represent a significant risk.

        The Company periodically reviews the carrying value of its crude oil and natural gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of proved reserves, discounted at 10%. Application of the ceiling test requires pricing future revenue at the unescalated prices ineffect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company was required to write-down the carrying value of its Canadian crude oil and natural gas properties at December 31, 1997 by $4.6 million and may be required to write-down the carrying value of its crude oil and natural gas properties in the future when crude oil and natural gas prices are depressed or unusually volatile. When a write-down is required, it results in a charge to earnings, but does not impact cash flow from operating activities. The Company sustained a charge to earnings of $4.6 million at December 31, 1997 as a result of the write-down of the Canadian properties. Once incurred, a write-down of crude oil and natural gas properties is not reversible at a later date. If such a write-down were large enough, it could result in the occurrence of an event of default under the Credit Facility that could require the sale of some of the Company's producing properties under unfavorable market conditions or require the Company to seek additional equity capital. In addition, the Indentures and the Credit Facility contain certain restrictions on certain sales of assets by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

Losses From Operations

        The Company has experienced recurring losses. For the years ended December 31, 1993, 1994, 1995 and 1997, the Company recorded net losses of $2.4 million, $2.4 million, $1.2 million and $6.7 million, respectively. Although the Company had net income of $ 1.5 million for the year ended December 31, 1996, there can be no assurance that the Company will not experience operating losses in the future.

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

Restrictions Imposed by Terms of the Company's Indebtedness

        The Indentures and the Credit Facility restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet such financial ratios and tests may be affected by events beyond its control, and there can be no assurance that the Company will meet such ratios and tests. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." A breach of any of these covenants could result in a default under the Indentures and/or the Credit Facility. Upon the occurrence of an event of default under the Credit Facility, the lenders thereunder could elect to declare all amounts outstanding under the Credit Facility, together with accrued interest, to be immediately due and payable. If the Company were unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure that indebtedness.

        If the lenders under the Credit Facility accelerate the payment of such indebtedness, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other indebtedness of the Company, including the Notes. Substantially all of the Company's assets including, without limitation, working capital and interests in producing properties and related assets owned by the Company, and the proceeds thereof are or may in the future be pledged as security under the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

Substantial Capital Requirements

        The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil and natural gas reserves. Historically, the Company has financed these expenditures primarily with cash flow from operations, bank borrowings and the offering of its debt and equity securities. The Company believes that it will have sufficient capital to finance planned capital expenditures. If revenues or the Company's borrowing base under the Credit Facility decrease as a result of lower crude oil and natural gas prices, operating difficulties or declines in reserves, the Company may have limited ability to finance planned capital expenditures in the future. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

Foreign Operations

        The Company's operations are subject to the risks of restrictions on transfers of funds, export duties and quotas, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and governmental regulations. In addition, the Company receives a substantial portion of its revenue in Canadian dollars. As a result, fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on the Company's financial position, results of operations and cash flows. The Company's stockholders' equity was negatively impacted by approximately $2.5 million during 1997 due to fluctuations in the foreign currency translation rate. The Company may from time to time engage in hedging programs intended to reduce the Company's exposure to currency fluctuations.

Future Availability of Natural Gas Supply

        To obtain volumes of committed natural gas reserves to supply the Canadian Abraxas Plants, the Company contracts to process natural gas with various producers. Future natural gas supplies available for processing at the Canadian Abraxas Plants will be affected by a number of factors that are not within the Company's control, including the depletion rate of natural gas reserves currently connected to the Canadian Abraxas Plants and the extent of exploration for, production and development of, and demand for natural gas in the areas in which the Company will operate. Long-term contracts will not protect the Company from shut-ins or supply curtailments by natural gas supplies. Although CGGS was historically successful in contracting for new natural gas supplies and in renewing natural gas supply contracts as they expired, there is no assurance that the Company will be able to do so on a similar basis in the future.

Shares Eligible for Future Sale

        At March 23, 1998, the Company had 6,335,517 shares of Common Stock outstanding of which 1,365,995 shares were held by affiliates. In addition, at March 23, 1998, the Company had 834,000 shares of Common Stock subject to outstanding options granted under certain stock option plans (of which 287,918 shares were vested at March 23, 1998) and 225,500 shares usable upon exercise of warrants.

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

        The principal resources necessary for the exploration and production of crude oil and natural gas are leasehold prospects under which crude oil and natural gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable personnel to conduct all phases of crude oil and natural gas operations. The Company must compete for such resources with both major crude oil companies and independent operators. Although the Company believes its current operating and financial resources are adequate to preclude any significant disruption of its operations in the immediate future, the continued availability of such materials and resources to the Company cannot be assured.

        The Company faces significant competition for obtaining additional natural gas supplies for gathering and processing operations, for marketing NGLs, residue gas, helium, condensate and sulfur, and for transporting natural gas and liquids. The Company's principal competitors include major integrated oil companies and their marketing affiliates and national and local gas gatherers, brokers, marketers and distributors of varying sizes, financial resources and experience. Certain competitors, such as major crude oil and natural gas companies, have capital resources and control supplies of natural gas substantially greater than the Company. Smaller local distributors may enjoy a marketing advantage in their immediate service areas.

        The Company competes against other companies in its natural gas processing business both for supplies of natural gas and for customers to which it sells its products. Competition for natural gas supplies is based primarily on location of natural gas gathering facilities and natural gas gathering plants, operating efficiency and reliability and ability to obtain a satisfactory price for products recovered. Competition for customers is based primarily on price and delivery capabilities.

Reliance on Estimates of Proved Reserves and Future Net Revenues; Depletion of Reserves

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this report represent only estimates. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the Present Value of Proved Reserves for the crude oil and natural gas properties described in this report are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 1997. The average sales prices as of such dates used for purposes of such estimates were $16.76 per Bbl of crude oil, $10.89 per Bbl of NGLs and $2.08 per Mcf of natural gas. Also assumed is the Company's making future capital expenditures of approximately $36.7 million in the aggregate necessary to develop and realize the value of proved undeveloped reserves on its properties. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Properties - Reserve Information."

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

        In addition, a high degree of risk of loss of invested capital exists in almost all exploration and development activities which the Company undertakes. No assurance can be given that crude oil or natural gas will be discovered to replace reserves currently being developed, produced and sold, or that if crude oil or natural gas reserves are found, they will be of a sufficient quantity to enable the Company to recover the substantial sums of money incurred in their acquisition, discovery and development. Drilling activities are subject to numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain. The Company's operations may be curtailed, delayed or canceled as a result of numerous factors including title problems, weather condition, compliance with governmental requirements and shortages or delays in the delivery of equipment. The availability of a ready market for the Company's natural gas production depends on a number of factors, including, without limitation, the demand for and supply of natural gas, the proximity of natural gas reserves to pipelines, the capacity of such pipelines and governmental regulations.

Depletion of Reserves

        The rate of production from crude oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves, conducts successful exploration and development activities or, through engineering studies, identifies additional behind-pipe zones or secondary recovery reserves, the proved reserves of the Company will decline as reserves are produced. Future crude oil and natural gas production is therefore highly dependent upon the Company's level of success in acquiring or finding additional reserves. See " -Certain Business Risks."

        The Company's ability to continue to acquire producing properties or companies that own such properties assumes that major integrated oil companies and independent oil companies will continue to divest many of their crude oil and natural gas properties. There can be no assurance, however, that such divestitures will continue or that the Company will be able to acquire such properties at acceptable prices or develop additional reserves in the future. In addition, under the terms of the Indentures and the Credit Agreement, the Company's ability to obtain additional financing in the future for acquisitions and capital expenditures may be limited.

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

Dependence on Key Personnel

        The Company depends to a large extent on Robert L. G. Watson, its Chairman of the Board, President and Chief Executive Officer, for its management and business and financial contacts. The unavailability of Mr. Watson would have a material adverse effect on the Company's business. The Company's success is also dependent upon its ability to employ and retain skilled technical personnel. While the Company has not to date experienced difficulties in employing or retaining such personnel, its failure to do so in the future could adversely affect its business. The Company has entered into employment agreements with Mr. Watson and each of the Company's vice presidents. The employment agreements terminate on December 31, 1998 except that the term may be extended for an additional year if by December 1 of the prior year neither the Company nor the officer has given notice that it does not wish to extend the term. Except in the event of a change in control, Mr. Watson's and each of the vice president's employment is terminable at will by the Company for any reason, without notice or cause.

Limitations   on  the   Availability   of  the  Company's  Net  Operating   Loss
Carryforwards

        At December 31, 1997, the Company had, subject to the limitations discussed below, $25.1 million of net operating loss carryforwards for tax purposes, of which approximately $22.4 million are available for utilization without limitation. These loss carryforwards will expire from 2002 through 2010 if not utilized. As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (Section
382), occurred in December 1991. Accordingly, it is expected that the use of net operating loss carryforwards generated prior to December 31, 1991 of $4.9 million will be limited to approximately $235,000 per year. During 1992, the Company acquired 100% of the outstanding capital stock of an unrelated corporation. The use of the net operating loss carryforwards of $1.1 million of the unrelated corporation are limited to approximately $115,000 per year. As a result of the issuance of additional shares of the Company's Common Stock for acquisitions and sales of stock, an additional ownership change under Section 382 occurred in October 1993. Accordingly, it is expected that the use of the $8.2 million of net operating loss carryforwards generated through October 1993 will be limited to approximately $1 million per year subject to the lower limitations described above and $7.2 million in the aggregate. Future changes in ownership may further limit the use of the Company's carryforwards. In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5.7 million and $5.9 million for deferred tax assets at December 31, 1996 and 1997, respectively.

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

        Natural Gas Regulation. Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rule making action, order No. 636 ("Order 636"), issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and gas balancing services), and to adopt a new ratemaking methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant, it does so pursuant to private contracts in direct competition with all of the sellers, such as the Company; however, pipeline companies and their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only." In subsequent orders, the FERC largely affirmed the major features of Order 636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order 636 restructuring proceedings, and, in general, accepted rate filings implementing Order 636 on every major interstate pipeline. The federal appellate courts have largely affirmed the features of Order No. 636 and numerous related orders pertaining to the individual pipelines. Nevertheless, because further review of certain of these orders is still possible, various appeals remain pending, and the FERC continues to review and modify its open access regulations, the outcome of such proceedings and their ultimate impact on the Company's business is uncertain.

        In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin down" of previously regulated gathering facilities to the pipeline's nonregulated affiliates), (ii) the completion of rule-making involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange, (iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine the FERC's regulations controlling operation of the secondary market for released pipeline capacity,
(vi) a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity and (vii) a proposed rule to further standardize pipeline transportation tariffs that, if implemented as proposed, may adversely affect the reliability of scheduled interruptible transportation. In addition, the FERC has recently requested comments on the financial outlook of the natural gas pipeline industry including, among other matters, whether the FERC's current rate making policies are suitable in the current industry environment. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs," may have the adverse effect of increasing the cost of doing business on some in the industry as a result of the monopolization of those facilities by their new, unregulated owners. The FERC has attempted to address some of these concerns in its orders authorizing such "spin downs," but it remains to be seen what effect these activities will have on access to markets and the cost to do business. As to all of these recent FERC initiatives, the ongoing, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the Company's business.

     Recent orders of the FERC have been more liberal in their reliance upon traditional tests for determining what facilities are "gathering" and therefore exempt from federal regulatory control. In many instances, what was once classified as "transmission" may now be classified as "gathering." The Company transports certain of its natural gas through gathering facilities owned by others, including interstate pipelines, under existing long term contractual arrangements. With respect to item (i) in the preceding paragraph, on May 27, 1994, the FERC issued orders in the context of the "spin off" or "spin down" of interstate pipeline owned gathering facilities. A "spin off" is a FERC-approved sale of such facilities to a non-affiliate. A "spin down" is the transfer by the interstate pipeline of its gathering facilities to an affiliate. A number of spin offs and spin downs have been approved by the FERC and implemented. The FERC held that it retains jurisdiction over gathering provided by interstate pipelines, but that it generally does not have jurisdiction over pipeline gathering affiliates, except in the event of affiliate abuse (such as actions by the affiliate undermining open and nondiscriminatory access to the interstate pipeline). These orders require nondiscriminatory access for all sources of supply and prohibit the tying of pipeline transportation service to any service provided by the pipeline's gathering affiliate. On November 30, 1994, the FERC issued a series of rehearing orders largely affirming the May 27, 1994 orders. The FERC now requires interstate pipelines to not only seek authority under
Section 7(b) of the Natural Gas Act of 1938 (the "NGA") to abandon certificated facilities, but also to seek authority under Section 4 of the NGA to terminate service from both certificated and uncertificated facilities. The U.S. Court of Appeals for the D.C. Circuit has now largely upheld the FERC. The Company cannot predict what the ultimate effect of the FERC's orders pertaining to gathering will have on its production and marketing.

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

        In the event the Company conducts operations on federal or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, the Minerals Management Service ("MMS") has recently issued a final rule to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. The Company cannot predict what, if any, effect the new rule will have on its operations.

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

Environmental Matters

        The Company's domestic operations are subject to numerous federal, state, and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrict injection of liquids into subsurface aquifers that may contaminate groundwater; and impose substantial liabilities for pollution resulting from the Company's operations. Environmental permits required for the Company's operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. Management of the Company believes that it is in substantial compliance with current environmental laws and regulations, and that the Company will not be required to make material capital expenditures to comply with existing laws. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on the Company as well as the oil and gas industry in general, and thus the Company is unable to predict the ultimate cost and effect of future changes in environmental laws and regulations.

        The Comprehensive Environment Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that dispose or arranged for the disposal of the hazardous substances released at the site. Under CERCLA such persons or companies may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statues govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial civil and criminal penalties for noncompliance. Although CERCLA currently excludes petroleum from the definition of "hazardous substance," state laws affecting the Company's operations impose cleanup liability relating to petroleum and petroleum related products. In addition, although RCRA currently classifies certain oilfield wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

        The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws.

        Federal regulations also require certain owners and operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of oil into surface waters. The federal Oil Pollution Act ("OPA") contains numerous requirements relating to prevention of and response to oil spills into waters of the United States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility.

        The Company's Canadian operations are also subject to environmental regulation pursuant to local, provincial and federal legislation. Canadian environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in association with certain crude oil and natural gas industry operations and can affect the location of wells and facilities and the extent to which exploration and development is permitted. In addition, legislation requires that well and facilities sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines or issuance of clean-up orders. Environmental legislation in Alberta has undergone a major revision and has been consolidated in the Environmental and Enhancement Act. The Act sets out environmental standards and compliance for releases, clean-up and reporting. The Act also provides a range of enforcement actions and penalties.

        The Company is not currently involved in any administrative or judicial proceedings arising under domestic or foreign federal, state, or local environmental protection laws and regulations which would have a material adverse effect on the Company's financial position or results of operations. Moreover, the Company maintains insurance against costs of clean-up operations, but it is not fully insured against all such risks. A serious incident of pollution may, as it has in the past, also result in the DOI requiring lessees under federal leases to suspend or cease operation in the affected area.

Employees

        As of March 23, 1998, Abraxas and its subsidiaries had 74 full-time employees, including two executive officers, 6 non-executive officers, 5 petroleum engineers, 2 landmen, 2 geologists, 30 secretarial, accounting and clerical personnel and 27 field personnel. Additionally, Abraxas also retains contract pumpers on a month-to-month basis. Abraxas retains independent geologic, geophysical and engineering consultants from time to time on a limited basis and expects to continue to do so in the future.

Item 2.  Properties.

Exploratory and Developmental Acreage

        Abraxas' principal crude oil and natural gas properties consist of non-producing and producing crude oil and natural gas leases, including reserves of crude oil and natural gas in place. The following table indicates Abraxas' interest in developed and undeveloped acreage as of December 31, 1997:

                        Developed and Undeveloped Acreage
                             As of December 31, 1997

                     Developed Acreage (1)       Undeveloped Acreage (2)
                  ---------------------------- -----------------------------
                  Gross Acres (3) Net Acres (4)Gross Acres (3)  Net Acres
                                                                    (4)
                  -------------  ------------  -------------  --------------
 Canada               227,794        111,888       402,246        286,041
 Texas                 41,393         24,143        12,369          9,591
 N. Dakota              1,864          1,021            --             --
 Montana                  320             10            --             --
 Kansas                   640            142            --             --
 Wyoming                5,239          3,620        14,020          9,476
 Alabama                  720             23            --             --
                  -------------  ------------  -------------  --------------
  Total               277,970        140,847       428,635        305,108
---------------

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


Productive Wells

        The following table sets forth the total gross and net productive wells of Abraxas, expressed separately for crude oil and natural gas, as of December 31, 1997:

                                     Productive Wells (1)
                                   As of December 31, 1997

         State/Country          Crude Oil                   Natural Gas
                        --------------------------  ----------------------------
                         Gross(2)       Net(3)       Gross(2)        Net(3)
         -------------- ------------  ------------  ------------   -------------
         Canada              57.0          12.7          212.0          97.2
         Texas              332.0         194.8          105.0          67.2
         N. Dakota            4.0           1.7             -             -
         Montana              1.0           0.1             -             -
         New Mexico            -             -             1.0           0.1
         Wyoming              3.0           0.2           43.0          30.0
         Alabama              1.0            -             1.0            -
         Kansas               3.0           0.7             -             -
                        ============  ============  ============   =============
          Total             401.0         210.2          362.0         194.5
                        ============  ============  ============   =============
------------
(1)      Productive wells are producing wells and wells capable of production.
(2) A gross well is a well in which Abraxas owns an interest. The number of gross wells is the total number of wells in which Abraxas owns an interest.
(3) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of Abraxas' fractional working interest owned in gross wells.
(4) Included in the above wells are 23 gross and 21 net crude oil and 11 gross and 3 net natural gas wells with multiple completions.

        Substantially all of Abraxas' existing crude oil and natural gas properties are pledged to secure Abraxas' indebtedness under the Credit Facility. See "Management's Discussion of Financial Condition and Results of Operations--Liquidity and Capital Resources".

Reserves Information

        The crude oil and natural gas reserves of Abraxas have been estimated as of January 1, 1998, January 1, 1997 and January 1, 1996 and of Canadian Abraxas as of January 1, 1997, by DeGolyer & MacNaughton, of Dallas, Texas. The reserves of Canadian Abraxas and Cascade as of January 1, 1998 have been estimated by McDaniel & Associates Consultants Ltd. of Calgary, Alberta. Crude oil and natural gas reserves, and the estimates of the present value of future net revenues therefrom, were determined based on then current prices and costs. Reserve calculations involve the estimate of future net recoverable reserves of crude oil and natural gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.

        The following table sets forth certain information regarding estimates of the Company's crude oil, natural gas liquids and natural gas reserves as of January 1, 1998 January 1, 1997 and January 1, 1996:

                                         Estimated Proved Reserves
                                  ----------------------------------------
                                    Proved       Proved         Total
                                   Developed   Undeveloped     Proved
                                  ------------ ------------ --------------

      As of January 1, 1996
        Crude oil (MBbls)             3,992         1,516        5,508
        NGLs (MBbls)                  2,007           752        2,759
        Natural gas (MMcf)           44,026        10,543       54,569

      As of January 1, 1997
        Crude oil (MBbls)             7,871         1,930        9,801 (1)
        NGLs (MBbls)                  7,090         1,144        8,234
        Natural gas (MMcf)          157,660        19,600      177,260

      As of January 1,1998
        Crude oil (MBbls)             7,075         1,873        8,948 (1)
        NGLs (MBbls)                  7,178         1,651        8,829 (2)
        Natural gas (MMcf)          186,490        34,824      221,314 (3)


------------------

(1) Includes 120,000 and 128,900 barrels of crude oil reserves owned by Cascade of which 57,600 and 69,451 barrels are applicable to the minority interests share of these reserves as of December 31, 1996 and 1997, respectively.
(2) Includes 131,300 barrels of natural gas liquids reserves owned by Cascade of which 70,889 barrels are applicable to the minority interests share of these reserves as of December 31, 1997.
(3) Includes 7,446 Mmcf of natural gas reserves owned by Cascade of which 4,020 Mmcf are applicable to the minority interests share of these reserves as of December 31, 1997.

    There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production subsequent to the date of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

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


Crude Oil, Natural Gas Liquids, and Natural Gas Production and Sales Prices

    The following table presents the net crude oil, net natural gas liquids and net natural gas production for Abraxas, the average sales price per Bbl of crude oil and natural gas liquids and per Mcf of natural gas produced and the average cost of production per BOE of production sold, for the three years ended December 31, 1997:

                                    1997           1996            1995
                               --------------- -------------- ---------------
    Crude oil production
    (Bbls)                            936,716        425,188         401,445
    Natural gas production
    (Mcf)                          21,050,045      6,350,069       3,552,671
    Natural gas liquids
        production (Bbls)             992,266        299,509         143,380
    Average sales price per
        Bbl of crude oil ($)         $  18.63       $  20.85        $  17.16
    Average sales price per
        MCF of natural gas ($)       $   1.79       $   1.97        $   1.47
    Average sales price per
        Bbl of natural gas
        liquids ($)                  $  10.75       $  14.55        $  10.83
    Average cost of
        production ($) per
        BOE produced (1)             $   2.74       $   3.28       $    3.81


        (1) Oil and gas were combined by converting gas to a barrel oil equivalent ("BOE") on the basis of 6 Mcf gas =1 Bbl of oil. Production costs include direct operating costs, ad valorem taxes and gross production taxes.

Drilling Activities

        The following table sets forth Abraxas' gross and net working interests in exploratory, development, and service wells drilled during the three years ended December 31, 1997:

                            1997                 1996               1995
                      ------------------   ----------------    ----------------
                      Gross(1)    Net(2)   Gross(1)  Net(2)    Gross(1)  Net(2)
                      --------   -------   -------- -------    --------  ------
Exploratory (3)

  Productive (4)

    Crude oil              -         -       2.0      1.2         1.0      .72

    Natural gas         10.0       7.9       2.0      1.2           -        -

  Dry holes (5)          2.0       1.8       4.0      1.4         1.0        1
                      --------   -------   -------  -------    --------  ------
  Total                 12.0       9.7       8.0      3.8         2.0     1.72
                      ========   =======   =======  =======    ========  ======
Development (6)

  Productive

     Crude oil          25.0      22.3      20.0     15.8        12.0      9.1

     Natural gas        20.0      14.9      10.0      3.7         2.0       .6

  Service (7)              -         -       1.0      1.0           -        -

  Dry holes (5)          3.0       2.0         -        -         1.0       .3
                      --------   -------   -------- -------    --------  ------
  Total                 48.0      39.2      31.0     20.5        15.0     10.0
                      ========   =======   =======  =======    ========  ======
------------------

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

As of March 23, 1998, the Company has five wells in process of drilling.

Office Facilities

        The Company's executive and administrative offices are located at 500 N. Loop 1604 East, Suite 100, San Antonio, Texas 78232. The Company owns a 16% limited partnership interest in the Partnership which owns the office building. The Company also has an office in Midland, Texas. These offices, consisting of approximately 12,650 square feet in San Antonio and 1,090 square feet in Midland, are leased until March 2006 from unaffiliated parties at an aggregate rate of approximately $18,000 per month. Cascade leases 8,683 square feet of office space in Calgary, Alberta pursuant to a lease with an unaffiliated third party which expires on December 31, 2001 at a rate of approximately CDN $15,000 per month.

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

Item 3. Legal Proceedings

        Hornburg Litigation. In May 1995 John H. Hornburg and certain other individuals filed a lawsuit against the Company alleging negligence and gross negligence, tortious interference with contract, conversion and waste. In March 1998, a jury found against the Company in the amount of $1,332,825 plus attorneys fees and pre-judgment interest. At March 31, 1998, no judgment had been entered. The Company intends to file various post-judgment motions including a motion for judgment notwithstanding the verdict and a motion for new trial, as well as an appeal, if necessary.. The Company has not established a reserve to account for the damages awarded to the plaintiffs by the jury.

        Other Litigation. From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 23, 1998, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

Item 4a. Executive Officers of the Company

        Certain information is set forth below concerning the executive officers of the Company, each of whom has been selected to serve until the 1998 annual meeting of directors and until his successor is duly elected and qualified.

        Robert L. G. Watson, age 47, has served as President and a director of the Company since 1977. Prior to joining the Company, Mr. Watson was employed in various petroleum engineering positions. From 1970 to 1972, Mr. Watson was employed by DeGolyer & MacNaughton, an independent petroleum engineering firm and from 1972 through 1977, Mr. Watson was employed by Tesoro Petroleum Corporation, a crude oil and natural gas exploration and production company. Mr. Watson received the degree of Bachelor of Science in Mechanical Engineering from Southern Methodist University in 1972 and Master of Business Administration from the University of Texas at San Antonio in 1974.

        Chris E. Williford, age 46, was elected Vice President, Treasurer and Chief Financial Officer of the Company in January 1993, and as Executive Vice President and a director of the Company in May 1993. Prior to joining the Company, Mr. Williford was Chief Financial Officer of American Natural Energy Corporation, a crude oil and natural gas exploration and production company, from July 1989 to December 1992 and President of Clark Resources Corp., a crude oil and natural gas exploration and production company, from January 1987 to May 1989. Mr. Williford received a degree of Bachelor of Science in Business Administration from Pittsburg State University in 1973.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

        Abraxas Common Stock is traded on the NASDAQ Stock Market and commenced trading on May 7, 1991. The following table sets forth certain information as to the high and low bid quotations quoted on NASDAQ for 1995, 1996 and 1997. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


               Period                                   High           Low

        1995
               First Quarter............................$10.25        $8.50
               Second Quarter.............................9.63         8.00
               Third Quarter..............................8.88         7.94
               Fourth Quarter.............................8.88         6.13
        1996
               First Quarter.............................$7.75        $4.13
               Second Quarter.............................7.25         5.00
               Third Quarter..............................7.13         4.75
               Fourth Quarter............................10.50         5.75

        1997
               First Quarter............................$14.00        $8.88
               Second Quarter............................14.13        10.00
               Third Quarter.............................15.75        12.50
               Fourth Quarter............................19.50        13.88

Holders

        As of March 23, 1998 Abraxas had 6,335,517 shares of common stock outstanding and had approximately 1,865 stockholders of record.

Dividends

        Abraxas has not paid any cash dividends on its Common Stock and it is not presently determinable when, if ever, Abraxas will pay cash dividends in the future. The Credit Agreement and the Indentures, prohibited the payment of cash dividends and stock dividends on the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6. Selected Financial Data

        The following selected financial data are derived from the consolidated financial statements of Abraxas. The data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and other financial information included herein. See "Financial Statements."

                                                        Year Ended December 31,
                                         -------------------------------------------------------
                                           1997        1996       1995       1994       1993
                                                  (In thousands except per share data)
Total revenue                            $  70,931   $ 26,653   $ 13,817   $  11,349   $   7,494
Income (loss)from continuing
  operations                             $  (6,485)  $  1,940   $ (1,209)  $     113   $  (1,580)
Income (loss) per common share from
  continuing operations                  $   (1.11)  $    .23   $   (.34)  $     .02   $    (.91)
Weighted average shares outstanding          6,025      6,794      4,635       4,310       1,947
Total assets                             $ 338,528   $ 304,842  $ 85,067   $  75,361   $  43,396
Long-term debt                           $ 248,617   $ 215,032  $ 41,601   $  41,296   $  12,529
Total shareholders' equity               $  26,813   $  35,656  $ 37,062   $  28,502   $  25,143

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

        Selected   Operating  Data.  The  following  table  sets  forth  certain operating data of the Company for the periods presented:

                                              Years Ended December 31,
                                          ----------------------------------
                                            (dollars in thousands, except
                                                    per unit data)

                                            1997        1996       1995
                                          ---------  ----------- ----------
Operating revenue:
  Crude oil sales                         $17,453      $8,864      $5,218
  NGLs sales                               10,668       4,359       1,553
  Natural gas sales                        37,705      12,526       6,889
  Gas Processing revenue                    3,568         600           -
  Other                                     1,537         304         157
                                          =========  =========== ==========
Total operating revenue                   $70,931     $26,653     $13,817
                                          =========  =========== ==========

Operating income                          $15,150     $ 8,826     $ 2,883
Crude oil production (MBbls)                 936.7       425.2      401.4
NGLs production (MBbls)                      992.3       299.5      143.4
Natural gas production (MMcf)             21,050.0     6,350.0    3,552.7

Average crude oil sales prices (per Bbl)   $ 18.63    $  20.85    $ 17.16
Average NGLs sales price (per Bbl)         $ 10.75    $  14.55    $ 10.83
Average natural gas sales price (per Mcf)  $  1.79    $   1.97    $  1.47

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

        Operating Revenue. During the year ended December 31, 1997, operating revenue from crude oil, natural gas and natural gas liquids sales, and natural gas processing revenues increased by $43.1 million from $26.3 million in 1996 to

$69.4 million in 1997. This increase was primarily attributable to increased volumes which were partially offset by a decline in commodity prices. Volume increased from 1,783 MBOE to 5,437 MBOE for the year ended December 1997. Crude oil and natural gas liquids sales volumes increased by 166% to 1,929 MBOE during 1997 compared to 725 MBOE in 1996, natural gas sales volumes increased by 231% to 21.1 Bcf in 1997 compared to 6.3 Bcf in 1996. The increases in volumes were attributable to a full year of production from property acquisitions completed during the fourth quarter of 1996 as well as increased production attributable to the Company's ongoing development program on existing and acquired properties. Acquisitions and the subsequent development of the acquired properties contributed 1,182 MBbls of oil and natural gas liquids and 15.9 Bcf of natural gas. Development of existing properties contributed 747 MBbls of oil and natural gas liquids and 5.2 Bcf of natural gas during 1997. Average sales prices in 1997 were $18.63 per Bbl of crude oil, $10.75 per Bbl of natural gas liquid and $1.79 per Mcf of natural gas compared to $20.85 per Bbl of crude oil, $14.55 per Bbl of natural gas liquids and $1.97 per Mcf of natural gas in 1996. The Company also had gas processing revenue of $3.6 million in 1997 as a result of the acquisition of CGGS in November 1996. Prior to the acquisition, the Company was not engaged in third party gas processing.

        Lease Operating Expenses. Lease operating expenses ("LOE") and natural gas processing costs increased by $10.0 million from $6.1 million for the year ended December 31, 1996 to $16.1 million for the same period of 1997. LOE increased by $9.0 million to $14.9 million primarily due to the greater number of wells owned by the Company for the year ended December 31, 1997 compared to the year ended December 31, 1996. The Company's LOE on a per BOE basis for 1997 was $2.74 per BOE as compared to $3.28 per BOE in 1996. Natural gas processing cost increased to $1.3 million in 1997 as compared to $262,000 in 1996. The increase in gas processing expense was due to the acquisition of CGGS in November 1996. Prior to the acquisition, the Company was not engaged in third party gas processing

        G & A Expenses. General and administrative ("G & A") expenses increased from $1.9 million for the year ended December 31, 1996 to $4.2 million for the year ended December 31, 1997, as a result of the Company's hiring additional staff, including an increase in personnel to manage and develop properties acquired in the fourth quarter of 1996. The Company's G & A expense on a per BOE basis was $0.77 per BOE in 1997 compared to $1.08 per BOE for 1996.

        DD & A Expenses. Due to the increase in sales volumes of crude oil and natural gas, depreciation, depletion and amortization ("DD & A") expense increased by $21.0 million from $9.6 million for the year ended December 31, 1996 to $30.6 million for the year ended December 31, 1997. The Company's DD&A expense on a per BOE basis for 1997 was $5.62 per BOE as compared to $5.38 per BOE in 1996.

        Interest Expenses and Preferred Dividends. Interest expense and preferred dividends increased by $18.1 million from $6.4 million to $24.5 million for the year end December 31, 1997, compared to 1996 . This increase was attributable to increased borrowings by the Company to finance the acquisitions consummated during 1996. In November 1996, the Company issued $215 million in principal amount of the Series B Notes. During 1997, the Company made additional borrowings under the Credit Facility. Long-term debt increased from $215.0 million at December 31, 1996 to $248.6 million at December 31, 1997. During 1997, the Company paid $183,000 in preferred dividends in 1997 as compared to $366,000 in 1996. Preferred dividends were eliminated on July 1, 1997 as the result of the conversion of all outstanding preferred stock into Abraxas Common Stock.

        Ceiling Limitation Write-down. The Company records the carrying value of its crude oil and natural gas properties using the full cost method of accounting for oil and gas properties. Under this method, the Company capitalizes the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties less related deferred taxes, are limited by country, to the lower of unamortized cost on the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of crude oil and natural gas properties exceeds the ceiling limit, the Company is subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of the Company's stockholder's equity. The risk that the Company will be required to write-down the carrying value of its oil and gas assets increases when oil and gas prices are depressed or volatile. In addition, write-downs may occur if the Company has substantial downward revisions in its estimated proved reserves or if purchasers or governmental action cause an abrogation of, or if the Company voluntarily cancels, long-term contracts for its natural gas. For the year ended December 31, 1997, the Company recorded a write-down of $4.6 million, $3.0 million after tax, related to its Canadian properties. No assurance can be given that the Company will not experience additional write-downs in the future. Should commodity prices continue to decline, a further write-down of the carrying value of the Company's crude oil and natural gas properties may be required. See Note 16 of Notes to Consolidated Financial Statements.


Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

        Operating Revenue. During the year ended December 31, 1996, operating revenue from crude oil, natural gas and natural gas liquids sales, and natural gas processing revenues increased 92% from $13.7 million in 1995 to $26.3 million. This increase was primarily attributable to increased crude oil and natural gas liquids sales volumes of 33.0% and natural gas sales volumes of 78.7% which was attributable to increased production from the producing properties that the Company owned for the entire year as well as producing properties acquired during the year. This increase more than offset the loss of operating revenue the Portilla and Happy fields during the portion of the year that the Company did not own the properties. The Company sold these properties in March 1996 and reacquired these properties in November 1996. During 1995, the Portilla and Happy Fields contributed $4.6 million in operating revenue compared to $2.0 million in 1996. Crude oil and NGLs sales volumes increased from 545 MBbls to 725 MBbls, from 1995 to 1996 and natural gas sales volumes increased from 3.6 BCF to 6.4 BCF, from 1995 to 1996 as a result of increased production volumes from the Company's properties other than Portilla and Happy in 1996 as compared to 1995 and the acquisitions of the Wyoming Properties, the capital stock of CGGS and the Company's ongoing development drilling program. Portilla and Happy contributed 226.0 MBbls of crude oil and NGLs (41.5% of Company total) and 492.6 MMcf of natural gas (13.9% of Company total) during 1995 as compared to 91.7 MBbls of crude oil and NGLs (12.7% of Company total) and 215.6 MMcf of natural gas (3.4% of Company total) for 1996. Average sales prices were $20.85 per Bbl of crude oil, $14.55 per Bbl of natural gas liquids and $1.97 per Mcf of natural gas for the year ended December 31, 1996 compared with $17.16 per Bbl of crude oil, $10.83 per Bbl of natural gas liquid and $1.47 per MMcf of natural gas for the year ended December 31, 1995. A general strengthening of crude oil and natural gas prices at the wellhead during 1996 resulted in a higher average sales prices received by the Company during the year ended December 31, 1996 compared to the same period in 1995.

        Lease Operating Expenses. LOE and natural gas processing costs increased by 41.2% from $4.3 million for the year ended December 31, 1995 to $6.1 million for the same period of 1996, primarily due to the greater number of wells owned by the Company for the year ended December 31, 1996 compared to the year ended December 31, 1995. The Company's LOE on a per BOE basis for 1996 was $3.28 per BOE as compared to $3.81 per BOE in 1995.

        G & A Expenses. G & A expenses increased 85.5% from $1.0 million for the year ended December 31, 1995, to $1.9 million for the year ended December 31, 1996, as a result of the Company's hiring additional staff, including establishment of a Canadian administrative office, to manage the additional properties acquired by the Company and subsequent development of those properties. The Company's G & A expense on a per BOE basis was $1.08 per BOE in 1996 compared to $0.92 per BOE for 1995.

        DD & A Expenses. Due to the increase in sales volumes of crude oil and natural gas, DD & A expense increased 76.8% from $5.4 million for the year ended December 31, 1995 to $9.6 million for the year ended December 31, 1996. The Company's DD&A expense on a per BOE basis for 1996 was $5.38 per BOE as compared to $4.78 per BOE in 1995.

        Interest Expense and Preferred Dividends. Interest expense and preferred dividends increased 54.5%, from $4.3 million to $6.6 million for the year end December 31, 1996, compared to the 1995 period. This increase is attributable to increased borrowings by the Company to finance the acquisitions consummated during 1996. Long-term debt increased from $41.6 million at December 31, 1995 to $215.0 million at December 31, 1996.

        General The Company has incurred operating losses and net losses for a number of years. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids produced by the Company. Natural gas prices increased substantially during 1996; however, gas and crude oil prices weakened somewhat during 1997, crude oil prices have continued to be depressed in 1998.. The average natural gas prices realized by the Company were $1.79 per Mcf in 1997 compared with $1.97 per Mcf at December 31, 1996 and $1.47 per Mcf at December 31, 1995. During, 1997, crude oil prices averaged $18.63 per Bbl compared to $20.85 during 1996 and $17.16 per Bbl during 1995. Although the Company had operating and net income during 1996, losses were incurred in 1995 and 1997 and there can be no assurance that operating income and net earnings will be achieved in future periods. In addition, because the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities, the Company's reserves and production will decrease. Ifcrude oil prices remain at depressed levels or if natural gas prices return to depressed levels , or if the Company's production levels decrease, the Company's revenues, cash flow from operations and profitability will be materially adversely affected.

Liquidity and Capital Resources

        General: Capital expenditures in 1995, 1996 and 1997 were approximately $12.3 million, $173.2 million and $87.8 million, respectively. The table below sets forth the components of these capital expenditures on a historical basis for the three years ended December 31, 1995, 1996 and 1997.

                                        Year Ended December 31
                                   ---------------------------------
                                       (dollars in thousands)

                                     1997       1996        1995
                                     ----       ----        ----
Expenditure category:
     Property acquisitions (1)      $24,210    $154,484    $   719
     Development                     61,414      18,465     11,472
     Facilities and other             2,140         206        139
                                    -------    --------    -------
     Total                          $87,764    $173,155    $12,330
                                    =======    ========    =======


        (1) Acquisition cost includes 7,585,000 common shares and 4,000,000 special warrants of Cascade Oil & Gas Ltd. valued at approximately $3.7 million in 1997 related to the acquisition of certain crude oil and natural gas producing properties.

        Acquisitions of crude oil and natural gas producing properties during 1996 accounted for the majority of the capital expenditures made by the Company. during 1995 and 1997, expenditures were primarily for the development of existing properties. These expenditures were funded through internally generated cash flow and borrowings under the Credit Facility.

        At December 31, 1997, the Company had current assets of $18.3 million and current liabilities of $27.5 million resulting in a working capital deficit of $9.2 million. This compares to working capital of $6.4 million at December 31, 1996. The material components of the Company's current liabilities at December 31, 1997 include trade accounts payable of $17.1 million, revenues due third parties of $2.8 million and accrued interest of $4.6 million. Stockholders' equity decreased from $35.7 million at December 31, 1996 to $26.8 million at December 31, 1997 primarily due to a net loss incurred in 1997, including the impact of the write-down in the Company's assets resulting from the impairment of the full cost pool. See "Ceiling Limitation Write-down"

      The Company's current budget for capital expenditures for 1998 other than acquisition expenditures is $68.4 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisition of producing properties if such opportunities arise, but the Company currently has no agreements, arrangements or undertakings regarding any material acquisitions. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the price of crude oil continue to decline or if natural gas prices decline, the Company's cash flows will decrease which may result in a reduction in the capital expenditures budget.

      The Company will have three principal sources of liquidity during the next 12 months: (i) cash on hand, including the net proceeds of the offering of the Series C Notes, (ii) borrowing capacity under the Credit Facility and (iii) cash flow from operations. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net proceeds of the offering of the Series C Notes, the Company's cash flow from operations plus availability under the Credit Facility will be adequate to fund operations and planned capital expenditures. The Company may also sell additional equity or debt securities in order to fund operations and planned capital expenditures as well as to finance future acquisitions.

      The Credit Facility has an availability of $40.0 million. As of December 31, 1997, there was $31.5 million outstanding under the Credit Facility. A portion of the proceeds of the offering of the Series C Notes were used to re-pay the outstanding balance of the Credit Facility (except for $100,000 which remains outstanding).

      Operating activities for the year ended December 31, 1997 provided $36.6 million of cash to the Company. Investing activities required $74.5 million during 1997 primarily for the acquisition and development of producing properties. Financing provided $33.3 million during 1997.

      Operating activities for the year ended December 31, 1996, provided $13.5 million of cash. Investing activities required $172.6 million primarily for the acquisition of the Wyoming Properties, CGGS and Portilla and Happy. Financing provided $163.0 million during 1996.

      During 1995, operating activities provided $4.5 million of cash. Investing activities during 1995 utilized $10.1 million of cash primarily for the development of existing properties. Total cash provided from financing activities for 1995 was $8 million as the result of the sale of 1,330,000 shares of Common Stock and contingent value rights during November 1995 which resulted in net proceeds of $10.1 million.

      The Company is heavily dependent on crude oil and natural gas prices which have historically been volatile. Although the Company has hedged a portion of its natural gas production and intends to continue this practice, future crude oil and natural gas price declines would have a material adverse effect on the Company's overall results, and therefore, its liquidity. Furthermore, low crude oil and natural gas prices could affect the Company's ability to raise capital on terms favorable to the Company.

      Long-Term Indebtedness. On November 14, 1996, Abraxas and Canadian Abraxas consummated the offering of $215 million of their 11.5% Senior Notes due 2004, Series , (the "Series A Notes"), which were exchanged for the Series B Notes in February 1998. Interest on the Series B Notes accrues from their date of original issuance (the "Issue Date") and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 1997, at the rate of 11.5% per annum. The Series B Notes are redeemable, in whole or in part, at the option of Abraxas and Canadian Abraxas, on or after November 1, 2000, at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on November 1 of the years set forth below:

                      Year                   Percentage
                  ------------              -------------
                      2000                     105.75%
                      2001                    102.875%
                      2002 and thereafter         100%

      In addition, at any time on or prior to November 1, 1999, Abraxas and Canadian Abraxas may, at their option, redeem up to 35% of the aggregate principal amount of the Series B Notes originally issued with the net cash proceeds of one or more equity offerings, at a redemption price equal to 111.5% of the aggregate principal amount of the Series B Notes to be redeemed, plus accrued and unpaid interest to the date of redemption; provided, however, that after giving effect to any such redemption, at least $139.75 million aggregate principal amount of the Series B Notes remains outstanding.

      The Series B Notes are joint and several obligations of Abraxas and Canadian Abraxas, and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of Abraxas and Canadian Abraxas and on parity with the Series C Notes. The Series B Notes rank senior in right of payment to all future subordinated indebtedness of Abraxas and Canadian Abraxas. The Series B Notes are, however, effectively subordinated to secured indebtedness of Abraxas and Canadian Abraxas to the extent of the value of the assets securing such indebtedness.

      The Series B Notes are unconditionally guaranteed, jointly and severally, by certain of Abraxas' and Canadian Abraxas' future subsidiaries (the "Subsidiary Guarantors"). The guarantees are general unsecured obligations of the Subsidiary Guarantors and rank pari passu in right of payment to all unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all subordinated indebtedness of the Subsidiary Guarantors. The Guarantees are effectively subordinated to secured indebtedness of the Subsidiary Guarantors to the extent of the value of the assets securing such indebtedness. As of December 31, 1997, Abraxas, Canadian Abraxas and the Subsidiary Guarantors had secured indebtedness outstanding of approximately $33,600,000.

      Upon a Change of Control (as defined in the Indenture governing the Series B Notes), each holder of the Series B Notes will have the right to require Abraxas and Canadian Abraxas to repurchase all or a portion of such holder's Series B Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. In addition, Abraxas and Canadian Abraxas will be obligated to offer to repurchase the Series B Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase in the event of certain asset sales.

      The net proceeds to Abraxas and Canadian Abraxas from the offering of the Series B Notes were approximately $207.0 million after deducting underwriting discounts and estimated offering expenses payable by Abraxas and Canadian Abraxas. Abraxas and Canadian Abraxas used the net proceeds to (i) repay all amounts outstanding under the Company's Bridge Facility dated September 30, 1996 with Bankers Trust Company ("BT") and other lenders in the amount of $85.0 million, (ii) acquire the outstanding capital stock of CGGS for $94.7 million,
(iii) acquire the Portilla and Happy properties and repay certain indebtedness for $27.5 million and (iv) provide working capital for general corporate purposes including future acquisitions and development of producing properties.

      In January 1998, the Company and Canadian Abraxas completed the sale of $60 million aggregate principal amount of the Series C Notes. Interest on the Series C Notes accrues from their date of original issuance (January 27, 1998) and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 1998, at the rate of 11.5% per annum. The Series C Notes are general unsecured obligations of the Company and Canadian Abraxas and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company and Canadian Abraxas and on parity with the Series B Notes. The Series C Notes have substantially the same terms as the Series B Notes. The Company and Canadian Abraxas sold the Series C Notes at a premium of $4,050,000 which will be amortized over the life of the Series C Notes resulting in an effective interest rate of 10.5%. The net proceeds, after deducting estimated offering costs, were $62,750,000, $33,400,000 of which was used to repay outstanding indebtedness under the Credit Facility, except for $100,000 which remained outstanding with the remainder to be used for general corporate purposes including future acquisitions and the development of producing properties.

On November 14, 1996, the Company entered into the Credit Facility concurrently with the consummation of the offering of the Series A Notes. The Credit Facility, which was amended in October 1997, provides for a revolving line of credit with an availability of $40.0 million, subject to certain customary conditions including a borrowing base condition.

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

      The Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company to (i) incur certain indebtedness or guarantee obligations, (ii) prepay other indebtedness including the Notes, (iii) make investments, loans or advances, (iv) create certain liens, (v) make certain payments, dividends and distributions, (vi) merge with or sell assets to another person or liquidate, (vii) sell or discount receivables, (viii) engage in certain intercompany transactions and transactions with affiliates, (ix) change its business, (x) experience a change of control and (xi) make amendments to its charter, by-laws and other debt instruments. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum debt service coverage ratios, maximum funded debt to EBITDA tests, minimum net worth tests and minimum working capital tests. As of December 31, 1997, the Company was not in compliance with the minimal working capital and capital expenditure requirements under the Credit Facility. Should crude oil prices continue to decline a further write-down of the Company's oil and gas properties may be required. If such a write-down were large enough, it could result in a default in the net worth requirement under the Credit Facility. The Company has received a waiver of these requirements through March 31, 1998.

      The Credit Facility contains customary events of default, including nonpayment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities and change of control. The Indentures also contain a number of covenants and events of default including covenants restricting, among other things, the Company's and Canadian Abraxas' ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and events of default including nonpayment of principal or interest on the Notes, violation of covenants, cross default on other indebtedness, bankruptcy and material judgments.

      The Indentures also provide that the Company and Canadian Abraxas may not, and may not cause or permit certain of its subsidiaries, including Canadian Abraxas, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas, guarantee any indebtedness of Abraxas or transfer any of its assets to Abraxas except for such encumbrances or restrictions existing under or by reason of: (i) applicable law; (ii) the Indenture; (iii) the Credit Facility; (iv) customary non-assignment provisions of any contract or any lease governing leasehold interests of such subsidiaries; (v) any instrument governing indebtedness assumed by the Company in an acquisition, which encumbrance or restriction is not applicable to such subsidiaries or the properties or assets of such subsidiaries other than the entity or the properties or assets of the entity so acquired; (vi) customary restrictions with respect to subsidiaries of the Company pursuant to an agreement that has been entered in to for the sale or disposition of capital stock or assets of such subsidiaries to be consummated in accordance with the terms of the Indenture solely in respect of the assets or capital stock to be sold or disposed of; (vii) any instrument governing certain liens permitted by the Indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or (viii) an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (ii), (iii) or (v) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the Notes in any material respect as determined by the Board of Directors of the Company in their reasonable and good faith judgment than the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (ii), (iii) or (v).

      Hedging Activities. In August 1995, the Company entered into a rate swap agreement with a previous lender relating to $25.0 million of principal amount of outstanding indebtedness. This agreement was assumed by the Banks . Under the agreement, the Company pays a fixed rate of 6.15% while the Banks will pay a floating rate equal to the USD-LIBOR-BBA rate for one month maturities, quoted on the eighteenth day of each month, to the Company. Settlements are due monthly. The agreement terminates in August 1998. At December 31, 1997, the fair value of this swap, as determined by BT, was approximately $64,000.

      In connection with the re-acquisition of the Portilla and Happy Fields, the Company assumed a commodity price hedge on variable volumes of crude oil and natural gas. Monthly settlements with amounts either due to or from Christiania are based on the differential between a fixed and a variable price for crude oil and natural gas. During 1997, the approximate monthly volume of crude oil sales subject to this agreement is 15,800 barrels at a fixed price of $17.20. This agreement reduces to approximately 13,200 barrels per month in 1998, 11,000 barrels per month in 1999, 9,200 barrels per month in 2000 and 8,200 barrels per month in 2001 until November 1. The fixed price paid to the Company over this five year period averages $17.55 per barrel. The natural gas component of this agreement calls for approximately 54,000 MMBTU per month at a fixed price of $1.80 during 1997 with volumes decreasing to 37,000 MMBTU per month in 1998, 24,000 MMBTU per month in 1999, 19,000 MMBTU per month in 2000 and 15,000 MMBTU per month in 2001 through October. The fixed price paid to the Company over this five year period averages $1.84 per MMBTU. At December 31, 1997, the estimated fair market value of the Hedge Agreement is a loss of approximately $700,000.

      The Company has also entered into a fixed price agreement relating to approximately 7,500 net Mcf per day of natural gas. The agreement expires on March 31, 1998 and calls for a fixed price of $2.07 per MMBTU to be paid to the Company.

      Net Operating Loss Carryforwards. At December 31, 1997, the Company had, subject to the limitations discussed below, $25.1 million of net operating loss carryforwards for U.S. tax purposes, of which approximately $22.4 million may be utilized before it expires. These loss carryforwards will expire from 2002 through 2010 if not utilized. At December 31, 1997, the Company had approximately $2.9 million of net operating loss carryforwards for Canadian tax purposes which expire in 2003 and 2004. As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), occurred in December 1991. Accordingly, it is expected that the use of net operating loss carryforwards generated prior to December 31, 1991 of $4.9 million will be limited to approximately $235, 000 per year. As a result of the issuance of additional shares of Common Stock for acquisitions and sales of stock, an additional ownership change under Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 or $8.2 million will be limited to approximately $1 million per year subject to the lower limitations described above. Of the $8.2 million net operating loss carryforwards, it is anticipated that the maximum net operating loss that may be utilized before it expires is $5.7 million. Future changes in ownership may further limit the use of the Company's carryforwards. In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5.7 million and $5.9 million for deferred tax assets at December 31, 1996 and 1997, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

        There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which appears therein under the caption "Election of Directors". See also the information in Item 4a of Part I of this Report.

Item 11. Executive Compensation.

        There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which appears therein under the caption "Executive Compensation", except for those parts under the captions "Compensation Committee Report on Executive Compensation", "Performance Graph" and "Report on Repricing of Options".

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which appears therein under the caption "Securities Holdings of Principal Stockholders, Directors and Officers".

Item 13. Certain Relationships and Related Transactions.

        There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which appears therein under the caption "Certain Transactions."


                                            PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.   Consolidated Financial Statements                         Page

        Report of Ernst & Young, LLP, Independent Auditors..........F-2

        Consolidated Balance Sheets,
          December 31, 1997 and 1996................................F-3

        Consolidated Statements of Operations,
          Years Ended December 31, 1997, 1996, and 1995.............F-5

        Consolidated Statements of Stockholders' Equity
           Years ended December 31, 1997, 1996 and 1995.............F-7

        Consolidated Statements of Cash Flows
          Years Ended December 31, 1997, 1996 and 1995..............F-9

        Notes to Consolidated Financial Statements.................F-11

(a)2.   Financial Statement Schedules

        All schedules have been omitted because they are not applicable, not required under the instructions or the information requested is set forth in the consolidated financial statements or related notes thereto.

Item 14 (b): Reports on Form 8-K Filed in the Fourth Quarter of 1997

     None

(a)3.Exhibits

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

4.4 Amendment to Rights Agreement dated as of July 14, 1997 by and between Abraxas and American Stock Transfer and Trust Company (Filed as Exhibit 1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed on August 20, 1997).

4.5 Indenture dated November 14, 1996 by and among the Company, Canadian Abraxas and IBJ Schroder Bank and Trust Company. (Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 27, 1996).

4.6 Indenture dated January 27, 1998 by and among the Company, Canadian Abraxas and IBJ Schroder Bank & Trust Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 5, 1998).

4.7 Form of Series B Note. (Filed as Exhibit 4.7 to the Company's and Canadian Abraxas' Registration Statement on Form S-4, No. 333-18673 (the "Exchange Offer Registration Statement")).

4.8 Form of Series C Note (Filed as Exhibit A to Exhibit 4.b).

*10.1 Abraxas Petroleum Corporation 1984 Non-Qualified Stock Option Plan, as amended and restated. (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K filed April 14, 1993).

*10.2 Abraxas Petroleum Corporation 1984 Incentive Stock Option Plan, as amended and restated. (Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K filed April 14, 1993).

*10.3 Abraxas Petroleum Corporation 1993 Key Contributor Stock Option Plan. (Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K filed April 14, 1993

*10.4  Abraxas  Petroleum  Corporation  401(k) Profit  Sharing  Plan.  (Filed as
Exhibit 10.4 to the Exchange Offer Registration Statement).

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

10.9 Registration Rights and Stock Registration Agreement dated as of August 11, 1993 by and among Abraxas, EEP and Endowment Energy Partners II, Limited
Partnership ("EEP II"). (Filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1, Registration No. 33-66446 (the "S-1 Registration Statement")).

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

*10.23 Employment  Agreement between Abraxas and Robert L. G. Watson.  (Filed as
Exhibit 10.23 to the S-3 Registration Statement).

*10.24 Employment  Agreement  between Abraxas and Chris E. Williford.  (Filed as
Exhibit 10.24 to the S-3 Registration Statement).

*10.25  Employment  Agreement  between Abraxas and Robert  Patterson.  (Filed as
Exhibit 10.25 to the S-3 Registration Statement).

*10.26  Employment  Agreement  between Abraxas and Stephen T. Wendel.  (Filed as
Exhibit 10.26 to the S-3 Registration Statement).

10.27 Management Agreement dated November 14, 1996 by and between Canadian Abraxas and Cascade Oil & Gas Ltd. (Filed as Exhibit 10.36 to the Exchange Offer Registration Statement).

10.28 First Amendment to Amended and Restated Credit Agreement dated as of October 14, 1997 by and among Bankers Trust Company, ING (U.S.) Capital Corporation and the Lenders named therein (Filed as Exhibit 10.29 to the Company's Registration Statement on Form S-4, No.
333-43949).

10.29 Amendment No. 2 to Amended and Restated Credit Agreement dated January 27, 1998 by and among Abraxas, Bankers Trust Company, ING (U.S.) Capital Corporation and the Lenders named therein (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 5, 1998).

10.30 Registration Rights Agreement dated January 27, 1998 by and among Abraxas, Canadian Abraxas and Jefferson & Co., Inc. (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 5, 1998).

21.1  Subsidiaries  of  Abraxas.   (Filed  as  Exhibit  21.1  to  the  Company's
Registration Statement on Form S-4, No. 333-43949).

23.1 Consent of Independent Auditors. (Filed herewith).

23.2 Consent of DeGolyer & MacNaughton. (Filed herewith).

23.3 Consent of McDaniel & Associates Consultants, Ltd. (Filed herewith).

27.1    Financial Data Schedule.

*     Management Compensatory Plan or Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

                          ABRAXAS PETROLEUM CORPORATION

        By: /s/ Robert L.G. Watson           By:/s/Chris Williford
            ------------------------            ---------------------
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

        Signature                   Name and Title                       Date
/s/ Robert L.G. Watson        Chairman of the Board,                   3/28/98
Robert L.G. Watson            President (Principal Executive Officer)
                              and Director

/s/ Chris Williford           Exec. Vice President and                 3/28/98
Chris Williford               Treasurer (Principal Financial
                              and Accounting Officer) and
                              Director

/s/ Franklin Burke            Director                                 3/28/98
Franklin Burke

/s/ Robert D. Gershen         Director                                 3/28/98
Robert D. Gershen

/s/ Richard M. Kleberg, III   Director                                 3/28/98
Richard M. Kleberg, III

/s/ Harold Carter             Director                                 3/28/98
Harold Carter

/s/ James C. Phelps           Director                                 3/28/98
James C. Phelps

/s/ Paul A. Powell, Jr.       Director                                 3/28/98
Paul A. Powell, Jr.

/s/ Richard M. Riggs          Director                                 3/28/98
Richard M. Riggs

                                  Exhibit 23.1

                         Consent of Independent Auditors



    We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-48932) pertaining to Abraxas Petroleum Corporation 1984 Non-Qualified Stock Option Plan; (Form S-8 No. 33-48934) pertaining to Abraxas Petroleum Corporation 1984 Incentive Stock Option Plan; (Form S-8 No. 33-72268) pertaining to the Abraxas Petroleum Corporation 1993 Key Contribution Stock Option Plan; (Form S-8 No. 33-81416) pertaining to the Abraxas Petroleum
Corporation Restricted Share Plan for Directors; (Form S-8 No. 33-81418) pertaining to Abraxas Petroleum Corporation 1994 Long Term Incentive Plan; (Form S-8 No. 333-17375) pertaining to the Abraxas Petroleum Corporation Director Stock Option Plan; (Form S-8 No. 333-17377) pertaining to the Abraxas Petroleum Corporation 401 (K) Profit Sharing Plan; and (Form S-3 No. 333-398) of Abraxas Petroleum Corporation and the related Prospectus of our report dated March 17, 1998, with respect to the consolidated financial statements of Abraxas Petroleum Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1997.


                                                      Ernst & Young LLP



San Antonio, Texas
March 27, 1998

                                  Exhibit 23.2

                        Consent of DeGolyer & MacNaughton



    We hereby consent to the incorporation in your Annual Report on Form 10-K of the references to DeGolyer and MacNaughton in the "Reserves Information" section on page 19 and to the use by reference of information contained in our Appraisal Report as of December 31, 1997 on Certain Interests owned by Abraxas Petroleum Corporation provided, however, that since the crude oil, condensate, natural gas reserves estimates, as of December 31, 1997, set forth in this Report have been combined with reserve estimates of other petroleum consultants, we are necessarily unable to verify the accuracy of the reserves values contained in the aforementioned Annual Report.

                                                      DeGolyer and MacNaughton



Dallas, Texas
March 24, 1998

                                  Exhibit 23.3

                Consent of Mcdaniel & Associates Consultants LTD.


We consent to the incorporation in your Annual Report on Form 10-k of the references to McDaniel & Associates Consultants Ltd. in the "Reserves Information" section and to the use by reference of information contained in our Evaluation Report "Canadian Abraxas Petroleum Ltd., Evaluation of Oil & Gas Reserves, As of December 31, 1997", dated March 6, 1998


McDaniel & Associates Consultants LTD

Calgary, Alberta
March 25, 1998

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page
Abraxas Petroleum Corporation and Subsidiaries

Report of Independent Auditors ......................................F-2
Consolidated Balance Sheets at December 31, 1996 and 1997 ...........F-3
Consolidated Statements of Operations for the years
 ended December 31, 1995, 1996 and 1997 .............................F-5
Consolidated Statements of Stockholders' Equity for the
 years ended December 31, 1995, 1996 and 1997 .......................F-7
Consolidated Statements of Cash Flows for the years
 ended December 31, 1995, 1996 and 1997 .............................F-9
Notes to Consolidated Financial Statements ..........................F-11

                         Report of Independent Auditors



The Board of Directors and Stockholders
Abraxas Petroleum Corporation

      We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abraxas Petroleum Corporation and Subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                          ERNST & YOUNG LLP

San Antonio, Texas
March 17, 1998



                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                     December 31
                                              --------------------------
                                                  1996         1997
                                              --------------------------
                                                     (In thousands)


Current assets:
 Cash .................................         $   8,290    $   2,836
  Accounts receivable, less allowance
   for doubtful accounts:
     Joint owners ......................            1,601        2,149
     Oil and gas production sales ......           11,400       11,194
     Affiliates, officers, and
      stockholders .....................               94           42
     Other .............................            1,289        1,217
                                              -------------  -----------
                                                   14,384       14,602

  Equipment inventory ..................              451          367
  Other current assets .................              187          508
                                              -------------  -----------
   Total current assets ................           23,312       18,313

Property and equipment..................          310,043      385,442
Less accumulated depreciation,                     38,653       74,597
  depletion, and amortization ..........
                                              -------------  -----------
  Net property and equipment based on
    the full cost method of accounting
    for oil and gas properties of which
    $37,268 and $11,519 at December 31,
    1996 and 1997, respectively, were
    excluded from amortization .........          271,390      310,845
Deferred financing fees, net of
  accumulated amortization of $280 and
  $1,540 at December 31, 1996 and 1997,
  respectively .........................            9,335        8,072
Restricted cash ........................               90           40
Other assets ...........................              715        1,258
                                              =============  ==========
  Total assets .........................        $ 304,842    $ 338,528
                                              =============  ==========




                             See accompanying notes.



                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     December 31
                                              --------------------------
                                                  1996         1997
                                              --------------------------
                                                    (In thousands)
Current liabilities:
  Accounts payable .......................      $   9,960    $  17,120
  Oil and gas production payable .........          2,378        2,819
  Accrued interest .......................          3,206        4,622
  Income taxes payable ...................            145          164
  Other accrued expenses .................          1,132        2,732
  Payable to affiliates ..................             58            -
                                              -------------  -----------
   Total current liabilities .............         16,879       27,457

Long-term debt:
  Senior notes ...........................        215,000      215,000
  Credit facility ........................              -       31,500
  Other...................................             32        2,117
                                              -------------  -----------
                                                  215,032      248,617

Other long-term obligations ..............             87            -
Deferred income taxes ....................         32,928       27,751
Minority interest in foreign subsidiary ..          2,157        4,813
Future site restoration  .................          2,103        3,077

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock 8%,
   authorized 1,000,000 shares; issued and
   outstanding 45,741 and -0- shares at
   December 31, 1996 and 1997, respectively             -            -
  Common stock, par value $.01 per
   share - authorized 50,000,000
   shares; issued 5,806,812 and
   6,422,540 shares at December 31,
   1996 and 1997, respectively .........               58           63
  Additional paid-in capital .............         50,926       51,118
  Accumulated deficit ....................        (12,517)     (19,185)
  Treasury stock, at cost, 74,711 and
   53,023 shares at December 31, 1996 and
   1997, respectively ....................           (405)        (281)
  Accumulated other comprehensive income
   (loss) ................................         (2,406)      (4,902)
                                              -------------  -----------
Total stockholders' equity ...............         35,656       26,813
                                              -------------  -----------
   Total liabilities and stockholders'
     equity ..............................      $ 304,842    $ 338,528
                                              =============  ===========



                                  See accompanying notes.




                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Year Ended December 31
                                ----------------------------------------
                                    1995          1996         1997
                                ------------- --------------------------
                                 (In thousands except per share data)
Revenue:
  Oil and gas production
   revenues .................     $  13,660     $  25,749    $  65,826
  Gas processing revenues ...             -           600        3,568
  Rig revenues ..............           108           139          334
  Other  ....................            49           165        1,203
                                 -----------   -----------   -----------
                                     13,817        26,653       70,931

Operating costs and expenses:
  Lease operating and
   production taxes .........         4,333         5,858       14,881
  Gas processing costs ......             -           262        1,252
  Depreciation, depletion, and
   amortization .............         5,434         9,605       30,581
  Rig operations ............           125           169          296
  Proved property impairment              -             -        4,600
  General and administrative          1,042         1,933        4,171
                                 -----------   -----------   -----------
                                     10,934        17,827       55,781
                                 -----------   -----------   -----------
Operating income.............         2,883         8,826       15,150

Other (income) expense:
  Interest income ...........           (34)         (254)        (320)
  Amortization of deferred
   financing fee ............           214           280        1,260
  Interest expense ..........         3,911         6,241       24,620
  Other expense (income).....             -           373         (369)
                                 -----------   -----------   -----------
                                      4,091         6,640       25,191
                                 -----------   -----------   -----------
Income (loss) before taxes and
  extraordinary item ........        (1,208)        2,186      (10,041)
Income tax expense (benefit):
  Current ...................             -           176          244
  Deferred ..................             -             -       (4,135)
Minority interest in income of
  consolidated foreign
  subsidiary ................             -            70          335
                                  -----------   -----------   -----------
Income (loss) before
  extraordinary item ........        (1,208)        1,940       (6,485)



                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)


                                        Year Ended December 31
                                ----------------------------------------
                                    1995          1996         1997
                                ------------- --------------------------
                                 (In thousands except per share data)
Extraordinary item:
  Debt extinguishment costs       $       -     $    (427)   $       -
                                  -----------   -----------   -----------
Net income (loss) .........          (1,208)        1,513       (6,485)
Less dividend requirement
  on cumulative preferred
  stock ...................            (366)         (366)        (183)
                                  -----------   -----------   -----------
Net income (loss)
  applicable to common
  stock ...................       $  (1,574)    $   1,147    $  (6,668)
                                  ===========   ===========   ===========

Earnings (loss) per common share:
   Income (loss) before
     extraordinary item ....      $     (.34)   $      .27   $    (1.11)
   Extraordinary item ......              -           (.07)          -
                                  -----------   -----------   -----------
  Net income (loss) per
   common share .............     $     (.34)   $      .20   $    (1.11)
                                   ===========   ===========   ===========
Earnings (loss) per common
 share - assuming dilution:
   Income (loss) before
     extraordinary item ....      $     (.34)   $      .23   $    (1.11)
   Extraordinary item ......              -           (.06)          -
                                  -----------   -----------   -----------
  Net income (loss) per
   common share - assuming
   dilution .................     $     (.34)   $      .17   $    (1.11)
                                  ===========   ===========   ===========






                             See accompanying notes.




                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands except share amounts)


                                                                                                Accumulated
                        Convertible                                                                Other
                      Preferred Stock   Common Stock    Treasury Stock  Additional              Comprehensive
                     ---------------- ---------------- ----------------  Paid-In    Accumulated    Income
                     Shares   Amount   Shares   Amount  Shares  Amount    Capital     Deficit      (Loss)      Total
                     ----------------------------------------------------------- ------------------------------------

Balance at
  December 31, 1994  45,741  $ 4,573  4,461,890  $  45     -   $   -   $36,217     $(12,090)      $ (244)    $28,501
  Comprehensive
    income (loss):
   Net loss .......       -      -           -      -      -       -         -       (1,208)        -        (1,208)
                                                                                                           ----------
  Comprehensive
    income (loss)                                                                                            (1,208)
  Issuance of
    common stock
    for
    compensation ..       -      -        7,872      -      -       -        74           -         -            74
  Issuance of
    common stock ..       -      -    1,330,000     13      -       -    10,050           -         -        10,063
  Treasury stock
    purchased, net        -      -           -       -  2,571      (1)        -           -         -            (1)
  Changes in
    preferred
    stock par
    value .........       -   (4,573)        -       -      -       -     4,573           -         -           -
  Dividend on
    preferred
    stock .........       -      -           -       -      -       -         -        (366)        -          (366)
                     ----------------------------------------------------------- -----------------------------------
Balance at
  December 31, 1995  45,741      -    5,799,762     58  2,571      (1)   50,914      (13,664)     $ (244)    37,063
  Comprehensive
    income (loss):
   Net income .....       -      -           -       -      -       -         -        1,513        -         1,513
   Other
     comprehensive
     income:
     Change in
      unrealized
      holding loss
      on
      securities ..       -      -           -      -       -       -         -          -           244        244
     Foreign
      currency
      translation
      adjustment ..       -      -           -      -       -       -         -          -       (2,406)     (2,406)
                                                                                                          ----------
  Comprehensive                                                                                                (649)
    income (loss)
  Issuance of
    common stock
    for
    compensation ..       -      -        5,050     -  (2,500)      1        41          -          -            42
  Expenses paid
    related to
    private
    placement
    offering ......       -      -           -      -      -        -       (42)         -          -           (42)
  Options
    exercised .....       -      -        2,000     -      -        -        13          -          -            13
  Treasury stock
    purchased .....       -      -           -      -  74,640    (405)        -          -          -          (405)
    purchased .....
  Dividend on
    preferred
    stock .........       -      -           -      -      -        -         -         (366)       -          (366)
                     -----------------------------------------------------------------------------------------------
Balance at
 December 31, 1996   45,741      -    5,806,812   58   74,711    (405)   50,926      (12,517)    (2,406)     35,656
  Comprehensive
    income (loss):
   Net loss .......       -      -           -      -      -       -         -        (6,485)        -       (6,485)
   Other
     comprehensive
     income:
     Foreign
      currency
      translation
      adjustment ..       -      -           -      -      -       -         -          -        (2,496)     (2,496)
                                                                                                          ----------
  Comprehensive
    income (loss)..                                                                                          (8,981)





                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                       (In thousands except share amounts)

                                                                                                Accumulated
                        Convertible                                                                Other
                      Preferred Stock   Common Stock    Treasury Stock  Additional              Comprehensive
                     ---------------- ---------------- ----------------  Paid-In    Accumulated    Income
                     Shares   Amount   Shares   Amount  Shares  Amount    Capital     Deficit      (Loss)      Total
                     ----------------------------------------------------------- ------------------------------------
  Issuance of
    common stock
    for
    compensation ..   -       $  -      7,735  $   -   (21,688) $  124   $   186    $              $    -    $   310
  Conversion of
    preferred
    stock into
    common stock ..  (45,741)    -    508,183      5      -       -           (5)         -             -          -
  Options
    exercised .....   -          -      2,000      -      -       -           11          -             -         11
  Dividend on
    preferred
    stock .........   -          -          -      -      -       -          -          (183)           -       (183)
  Warrants
    exercised .....   -          -     97,810      -      -       -          -            -             -          -
    exercised .....
                     ------------------------------------------------------------------------------------------------

Balance at
 December 31, 1997    -       $  -  6,422,540  $  63    53,023  $ (281)   51,118    $(19,185)      $(4,902)  $26,813
                     ================================================================================================

                             See accompanying notes.


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Year Ended December 31
                                             -----------------------------------------
                                                    1995          1996          1997
                                             ------------- ------------- -------------
                                              (In thousands)
Operating Activities
Net income (loss) .............................   $  (1,208)   $   1,513    $  (6,485)
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
   Minority interest in
     income of foreign
     subsidiary ...............................        --             70          335
   Depreciation, depletion,
     and amortization .........................       5,434        9,605       30,581
   Proved property impairment .................        --           --          4,600
   Deferred income tax benefit ................        --           --         (4,135)

   Amortization of deferred
     financing fees ...........................         214          280        1,260
   Issuance of common stock
     for compensation .........................          74           42          310
   Loss on marketable
     securities ...............................        --            235         --
   Net loss from debt
     restructurings ...........................        --            427         --
   Changes in operating assets and liabilities:
      Accounts receivable .....................        (807)      (6,013)        (444)
      Equipment inventory .....................         (29)         (82)          76
      Other assets ............................           2         (133)        (325)
      Accounts payable and
        accrued expenses ......................         (79)       7,009       10,402
      Oil and gas production
        payable ...............................         919          591          466
                                                  ---------    ---------    ---------
Net cash provided by ..........................       4,520       13,544       36,641
  operating activities

Investing Activities
Capital expenditures,
  including purchases
  and development of
  properties ..................................     (12,330)     (87,793)     (84,111)
Payment for purchase of
  CGGS,
  net of cash acquired ........................        --        (85,362)        --
Proceeds from sale of oil
  and gas
  properties and equipment
  inventory ...................................       2,556          242        9,606
Purchase of interest in real
  estate partnership ..........................        (311)        --           --
Proceeds from sale of
  marketable securities .......................        --            335         --
                                                  ---------    ---------    ---------
Net cash used in investing
  activities ..................................     (10,085)    (172,578)     (74,505)







                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                             Year Ended December 31
                                                   ----------------------------------------
                                                        1995          1996          1997
                                                   ----------------------------------------
                                                                (In thousands)

Financing Activities
Preferred stock dividends ........................   $    (366)   $    (366)   $    (183)
Issuance of common stock, net
  of expenses ....................................      10,063          (29)          11
Purchase of treasury stock, net ..................          (1)        (405)        --
Proceeds from long-term borrowings ...............       5,950      305,400       33,620
Payments on long-term borrowing ..................      (5,646)    (131,969)        --

Deferred financing fees ..........................        (186)      (9,688)        (123)
Other ............................................        --             87         --
                                                      ----------  -----------  -----------
Net cash provided by
  financing activities ...........................       9,814      163,030       33,325
Effect of exchange rate
  changes on cash ................................        --           --           (965)
                                                      ----------  -----------  -----------
Increase (decrease) in cash ......................       4,249        3,996       (5,504)
Cash at beginning of year ........................         135        4,384        8,380
                                                      ----------  -----------  -----------
Cash at end of year,
  including restricted cash ......................   $   4,384    $   8,380    $   2,876
                                                      ==========  ===========  ===========

Supplemental Disclosures
Supplemental disclosures of cash flow information:
   Interest paid .................................   $   3,884    $   3,863    $  24,170
                                                      ==========  ===========  ===========


Supplemental schedule of noncash investing and financing activities:
   During 1996, the Company  purchased all of the capital stock of CGGS Canadian
     Gas Gathering Systems, Inc. for $85,362,000, net of cash acquired. In conjunction with the acquisition, liabilities assumed were as follows (in thousands):
      Fair value of assets acquired .......................   $ 123,970
      Cash paid for the capital stock .....................     (85,362)
                                                            -------------
      Liabilities assumed .................................   $  38,608
                                                            =============


   During 1997, the Company's subsidiary, Cascade Oil & Gas Ltd. acquired certain crude oil and gas producing properties through the issuance of its common shares and special warrants valued at approximately$3,700,000.


                             See accompanying notes.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1996, and 1997


1.  Organization and Significant Accounting Policies

Nature of Operations

      Abraxas Petroleum Corporation (the Company or Abraxas) is an independent energy company engaged in the exploration for and the acquisition, development, and production of crude oil and natural gas primarily along the Texas Gulf Coast, in the Permian Basin of western Texas, and in Canada and Wyoming, and the processing of natural gas primarily in Canada. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that it is reasonably possible that estimates of proved crude oil and natural gas revenues could significantly change in the future.

Concentration of Credit Risk

      Financial instruments which potentially expose the Company to credit risk consist principally of trade receivables, interest rate and crude oil and natural gas price swap agreements. Accounts receivable are generally from companies with significant oil and gas marketing activities. The Company performs ongoing credit evaluations and, generally, requires no collateral from its customers. For further information regarding the Company's swap arrangements, see Notes 4 and 15.

Equipment Inventory

      Equipment inventory consists of casing, tubing, and compressing equipment and is carried at the lower of cost or market.

Oil and Gas Properties

      The Company follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. The Company does not capitalize internal costs. Depreciation, depletion, and amortization (DD&A) of capitalized crude oil and natural gas properties and estimated future development costs, excluding unevaluated, unproved properties, are based on the unit-of-production method based on proved reserves. Net capitalized costs of crude oil and natural gas properties, less related deferred taxes, are limited, by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Excess costs are charged to proved property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances.

      Unevaluated properties not currently being amortized included in oil and gas properties were approximately $37,268,000 and $11,519,000 at December 31, 1996 and 1997, respectively. The properties represented by these costs were undergoing exploration activities or are properties on which the Company intends to commence activities in the future. The Company believes that the unevaluated properties at December 31, 1997 will be substantially evaluated in six to thirty-six months and it will begin to amortize these costs at such time.

Other Property and Equipment

      Other property and equipment are recorded on the basis of cost. Depreciation of processing facilities and other property and equipment is provided over the estimated useful lives using the straight-line method. Major renewals and betterments are recorded as additions to the property and equipment accounts. Repairs that do not improve or extend the useful lives of assets are expensed.

Hedging

      The Company periodically enters into derivative contracts to hedge the risk of future crude oil and natural gas fluctuations. Such contracts may either fix or support crude oil and natural gas prices or limit the impact of price fluctuations with respect to the Company's sales of crude oil and natural gas. Gains and losses on such hedging activities are recognized in oil and gas production revenues when hedged production is sold.

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 6).

Foreign Currency Translation

      The functional currency for the Company's Canadian operations is the Canadian dollar. The Company translates the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. Translation adjustments are reflected as Accumulated Other Comprehensive Income in Stockholders' Equity.

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

Revenue Recognition

      The Company recognizes crude oil and natural gas revenue from its interest in producing wells as crude oil and natural gas is sold from those wells net of royalties. Revenue from the processing of natural gas is recognized in the period the service is performed.

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

Earnings per Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the requirements of Statement 128.

Comprehensive Income

      During 1997, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

Impact of Statement of Financial Accounting Standards No. 131

      Also in June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Statement No. 131 will become effective in 1998.

Reclassifications

      Certain balances for 1995 and 1996 have been reclassified for comparative purposes.

2.  Acquisitions and Divestitures

Pacalta Properties Acquisition

      In October 1997, Canadian Abraxas Petroleum Limited (Canadian Abraxas), a wholly owned subsidiary of the Company, and Cascade Oil and Gas Ltd. (Cascade) completed the acquisition of the Canadian assets of Pacalta Resources Ltd. (Pacalta Properties) for approximately $14,000,000 (CDN$20,000,000) in cash and four million Cascade special warrants valued at approximately $1,375,000. Canadian Abraxas acquired an approximate 92% interest in the Pacalta Properties, and Cascade acquired an approximate 8% interest. Cascade has the opportunity to acquire the Canadian Abraxas' ownership upon arranging satisfactory financing in the future. The Cascade special warrants are exchangeable into an equal number of Cascade common shares.

      The acquisition was accounted for as a purchase, and the purchase price was allocated to the crude oil and natural gas properties based on the fair values of the properties acquired. The transaction was financed through an advance from the Company with funds which were obtained through borrowings under the Company's Credit Facility. Revenues and expenses from the Pacalta Properties have been included in the consolidated financial statements since October 1997.

Pennant Acquisition

      In September 1997, Cascade acquired all the common shares if Pennant Petroleum Ltd. in exchange for the issuance of 7,585,000 common shares of Cascade valued at approximately $2,278,000. The acquisition was accounted for as a purchase and the purchase price was allocated to the crude oil and natural gas properties based on the fair values of the properties acquired. Revenues and expenses from Pennant have been included in the consolidated financial statements since October 1997.

Wyoming Properties Acquisition

      On September 30, 1996, the Company acquired interests in certain producing crude oil and natural gas properties located in the Wamsutter area of southwestern Wyoming (the Wyoming Properties) from Enserch Exploration, Inc. The initially agreed to purchase price of $47,500,000 was adjusted to $45,122,000 to reflect adjustments of net production revenue which accrued to the Company from April 1, 1996, the effective date, until closing, net of interest owed by the Company for the same period and transaction costs. The acquisition was accounted for as a purchase and the purchase price was allocated to crude oil and natural gas properties based on the fair values of the properties acquired. The transaction was financed through borrowings under the Company's bridge facility referred to in Note 4. Revenues and expenses from the Wyoming Properties have been included in the consolidated financial statements since September 30, 1996.

CGGS Acquisition

      On November 14, 1996, the Company, through its wholly owned subsidiary, Canadian Abraxas purchased 100% of the outstanding capital stock of CGGS Canadian Gas Gathering Systems Inc. (CGGS) for approximately $85,500,000, net of the CGGS cash acquired and including transaction costs. CGGS owns producing oil and gas properties in western Canada and adjacent processing facilities as well as undeveloped leasehold properties. Immediately after the purchase, CGGS was merged with and into Canadian Abraxas. The acquisition was accounted for as a purchase and the purchase price was allocated to the assets and liabilities based on estimated fair values. The transaction was financed by a portion of the proceeds from the offering of $215,000,000 of Notes referred to in Note 4. Revenues and expenses from Canadian Abraxas have been included in the consolidated financial statements since November 14, 1996.

Grey Wolf Acquisition

      In January 1996, the Company made a $3,000,000 investment in Grey Wolf Exploration Ltd. (Grey Wolf), a privately-held Canadian corporation, which, in turn, invested these proceeds in newly-issued shares of Cascade, an Alberta, Canada corporation whose common shares are traded on The Alberta Stock Exchange. The acquisition was accounted for as a purchase and the purchase price was allocated to the assets and liabilities based on the fair values. Revenues and expenses have been included in the consolidated financial statements since January 1996. During 1997, Cascade acquired 100% of the common stock of Grey Wolf in exchange for the issuance of additional Cascade common shares to the Grey Wolf shareholders and the cancellation of the common shares of Cascade held by Grey Wolf. This transaction resulted in the share ownership of Cascade previously held by Grey Wolf being passed to the Grey Wolf shareholders, and Grey Wolf was merged into Cascade.

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

      On November 14, 1996, the Company closed an agreement with the Limited Partner and certain noteholders (Noteholders) of the Partnership, pursuant to which the Company obtained the Limited Partner's interest in the Partnership and the Noteholders' notes in the aggregate principal amount of $5,920,000 (Notes), resulting in the Company's owning, on a consolidated basis, all of the equity interests in the Partnership. The aggregate consideration paid to the Limited Partner and the Noteholders was $6,961,000. The Company also paid off the Bank Loan which had an outstanding principal balance of approximately $20,051,000, and assumed a crude oil and natural gas price swap agreement (see Note 15).

      As a result of obtaining the Limited Partner's interest in the Partnership, the Company reacquired those interests in the Portilla and Happy Fields which it previously owned, as well as the interest in the Portilla Field previously owned by the Pension Fund. The Company has included in its balance sheet the amount previously removed from oil and gas properties in connection with the sale of its interest in the Portilla and Happy Fields during the quarter ended March 31, 1996, as well as the amount of the purchase price paid for the Pension Fund's interest in the Portilla Field, and all development drilling expenditures incurred on the properties, less the amount of DD&A related to the properties from the formation of the Partnership through the closing of the transaction. The purchase was financed by a portion of the proceeds from the offering of the Notes referred to in Note 4. The Company recorded its share of the net loss of the Partnership from March 1996 to November 1996 of $513,000. The Company also assumed and wrote off the remaining deferred financing fees and organization costs of the Partnership. Gross revenues and expenses from both the Company's original interest in the Portilla and Happy Fields as well as the interest in the Portilla Field previously owned by the Pension Fund have been included in the consolidated financial statements since November 14, 1996.

East White Point and Stedman Island Fields Acquisition

      In November 1996, the Company obtained a release of the 50% overriding royalty interest in the East White Point Field in San Patricia County, Texas and the Stedman Island Field in Nueces County, Texas from the Pension Fund for $9,271,000 before adjustment for accrual of net revenue to closing. The acquisition was accounted for as a purchase and the purchase price was allocated to crude oil and natural gas properties based on the fair values of the properties acquired. The transaction was financed through proceeds of the sale of the Notes referred to in Note 4. Revenues and expenses from these properties have been included in the consolidated financial statements since November 1, 1996. The Company recorded the net purchase price of approximately $9,271,000 to its oil and gas properties.

Miscellaneous Working Interests

      During 1996, the Company also acquired additional working interests in certain producing crude oil and natural gas properties in which the Company had existing working interest ownership. The net purchase price amounted to approximately $1,221,000. Revenues and expenses have been included in the consolidated financial statement from the date of purchase.

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

      The condensed pro forma financial information for the periods presented below summarize on an unaudited pro forma basis approximate results of the Company's consolidated operations for the years ended December 31, 1995 and 1996 assuming the acquisitions of the Wyoming Properties, CGGS, Grey Wolf, the Portilla and Happy Properties, and the East White Point and Stedman Island Fields occurred at January 1, 1995. The pro forma information does not necessarily represent what the actual consolidated results would have been for these periods and is not intended to be indicative of future results.

                                                       December 31
                                                 -------------------------
                                                    1995        1996
                                                 ------------------------
                                                  (In thousands except
                                                     per share data)
                                                       (Unaudited)

   Revenues ...............................        $ 46,132   $60,077
                                                   =========  =========

   Income (loss) before extraordinary item         $(16,430)  $(6,665)
                                                   =========  =========

   Net income (loss) ......................        $(16,430)  $(7,092)
                                                   =========  =========

   Income (loss) per common share:
     Before extraordinary item ............        $ (3.54)   $  (.98)
     Net income (loss) ....................        $ (3.54)   $ (1.04)

Divestiture

      In July 1995, the Company sold its C.S. Dean Unit for approximately $2,550,000. In January 1997, the Company sold its interest in its crude oil and natural gas processing properties in the Hoole area in Alberta, Canada for net proceeds of approximately $8,700,000 which was credited to the Canadian full cost pool.

3.  Property and Equipment

      The major components of property and equipment, at cost, are as follows:

                                      Estimated
                                      Useful         1996        1997
                                         Life
                                      ----------- ----------- -----------
                                        Years         (In thousands)

   Land, buildings, and improvements      15        $   269     $   291
   Crude oil and natural gas
     properties ....................       -        268,358     344,199
   Natural gas processing plants ...      18         40,100      39,113
   Equipment and other .............       7          1,316       1,839
                                                  ----------  -----------
                                                    $310,043    $385,442
                                                  ==========  ===========

4.  Long-Term Debt

      Long-term debt consists of the following:

                                                       December 31
                                                     1996        1997
                                                  ----------- -----------
                                 (In thousands)


   11.5% Senior Notes due 2004, Series B (see
     below). ...............................       $215,000    $215,000
   Credit facility due to Bankers Trust
     Company, ING
     Capital and Union Bank of California (see
     below). ...............................              -      31,500
   Credit facility due to a Canadian bank,
     providing for borrowings to
     approximately $2,800,000 at the
     bank's prime rate plus .25%, 5.5% at
     December 31, 1997.....................               -       2,096
   Other ...................................             32          21
                                                  ----------- -----------
                                                    215,032     248,617
   Less current maturities .................              -           -
                                                  ----------- -----------
                                                   $215,032    $248,617
                                                  =========== ===========

      On November 14, 1996, the Company and Canadian Abraxas completed the sale of $215,000,000 aggregate principal amount of Senior Notes due November 1, 2004 (Notes). In January 1997, the Notes were exchanged for Series B Notes, which have been registered under the Securities Act of 1933 (Series B Notes). The form and terms of the Series B Notes are the same as the Notes issued on November 14, 1996. Interest at 11.5% is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 1997. The Series B Notes are general unsecured obligations of the Company and Canadian Abraxas and rank pari passu in right of payment to all future subordinated indebtedness of the Company and Canadian Abraxas. The Series B Notes are, however, effectively subordinated in right of payment to all existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Company and Canadian Abraxas are joint and several obligors on the Series B Notes. The Series B Notes are redeemable, in whole or in part, at the option of the Company and Canadian Abraxas on or after November 1, 2000, at the redemption price of 105.75% through October 31, 2001, 102.87% through October 31, 2002 and 100.00%
thereafter plus accrued interest. In addition, any time on or prior to November 1, 1999, the Company and Canadian Abraxas may redeem up to 35% of the aggregate principal amount of the Series B Notes originally issued with the cash proceeds of one or more equity offerings at a redemption price of 111.5% of the aggregate principal amount of the Series B Notes to be redeemed plus accrued interest, provided, however, that after giving effect to such redemption, at least $139,750,000 aggregate principal amount of Series B Notes remains outstanding. The Series B Notes were issued under the terms of an Indenture dated November 14, 1996 that contains, among others, certain covenants which generally limit the ability of the Company to incur additional indebtedness other than specific indebtedness permitted under the Indenture, including the Credit Facility discussed below, provided however, if no event of default is continuing, the Company may incur indebtedness if after giving pro forma effect to the incurrence of such debt both the Company's consolidated earnings before interest, taxes, depletion and amortization (EBITDA) coverage ratio would be greater than 2.25 to 1.0 if prior to November 1, 1997, and at least equal to 2.5 to 1.0 thereafter, and the Company's adjusted consolidated net tangible assets, as defined, are greater than 150% of the aggregate consolidated indebtedness of the Company or the Company's adjusted consolidated net tangible assets are greater than 200% of the aggregate consolidated indebtedness of the Company. The Indenture also contains other covenants affecting the Company's ability to pay dividends on its common stock, sell assets and incur liens.

      On September 30, 1996, the Company entered into a credit facility with Bankers Trust Company (BTCo) and ING Capital (together the Lenders), providing a bridge facility in the total amount of $90,000,000 and borrowed $85,000,000 which was used to repay all amounts due under its previous credit agreement and to finance the purchase of the Wyoming Properties.

      On November 14, 1996, the Company repaid all amounts outstanding under the bridge facility with proceeds from the offering of $215,000,000 of Notes described above and entered into an amended and restated credit agreement (Credit Facility) with the Lenders and Union Bank of California. On October 14, 1997, the Company amended the Credit Facility to provide for a revolving line of credit with an availability of $40,000,000, subject to a borrowing base condition. At December 31, 1996 and 1997, $-0- and $31,500,000 were outstanding under the Credit Facility.

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

      The applicable interest rate charged on the outstanding balance of the Credit Facility is based on a facility usage grid. If the borrowings under the Credit Facility represent an amount less than or equal to 33.3% of the available borrowing base, then the applicable interest rate charged on the outstanding balance will be either (a) an adjusted rate of the London Inter-Bank Offered Rate ("LIBOR") plus 1.25% or (b) the prime rate of the agent (which is based on the agent's published prime rate) plus 0.50%. If the borrowings under the Credit Facility represent an amount greater than or equal to 33.3% but less than 66.7% of the available borrowing base, then the applicable interest rate on the outstanding principal will be either (a) LIBOR plus 1.75% or (b) the prime rate of the agent plus 0.50%. If the borrowings under the Credit Facility represent an amount greater than or equal to 66.7% of the available borrowing base, then the applicable interest rate on the outstanding principal will be either (a) LIBOR plus 2.00% or (b) the prime rate of the agent plus 0.50%. LIBOR elections can be made for periods of one, three or six months. The interest rate at December 31, 1997 was 7.80%.

      The Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company to (i) incur certain indebtedness or guarantee obligations, (ii) prepay other indebtedness including the Notes, (iii) make investments, loans or advances, (iv) create certain liens, (v) make certain payments, dividends and distributions, (vi) merge with or sell assets to another person or liquidate, (vii) sell or discount receivables, (viii) engage in certain intercompany transactions and transactions with affiliates, (ix) change its business, (x) experience a change of control and (xi) make amendments to its charter, by-laws and other debt instruments. In addition, under the Credit

Facility the Company is required to comply with specified financial ratios and tests, including minimum debt service coverage ratios, maximum funded debt to EBITDA tests, minimum net worth tests and minimum working capital tests. The Company is obligated to pay the Lenders on a quarterly basis a commitment fee of 0.50% per annum on the average unused portion of the commitment in effect from time to time. The Credit Facility contains customary events of default, including nonpayment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities and change of control. As of December 31, 1997, the Company was not in compliance with the working capital and capital expenditures requirements under the Credit Facility. the Company has received a waiver of these requirements through March 31, 1998. Under the provisions of the Credit Facility, The Company is required to maintain working capital (as defined in the agreement) of at least 1.00 to 1.00. At December 31, 1997 the Company's working capital was less than the required amount, however, subsequent to December 31, 1997 the Company repaid all outstanding amounts under the Credit Facility except $100,000, which management believes will restore its working capital ratio to the required amount. Accordingly, amounts payable under the Credit Facility are classified as long-term in the accompanying balance sheet. Should crude oil prices continue to decline, a further write-down of the Company's oil and gas properties may be required (see Note 16). If such a write-down were large enough, it could result in a default in the net worth requirement under the Credit Facility.

      As part of the bridge facility, the Company entered into an interest rate swap agreement (the Swap) covering the period from September 18, 1996 to August 18, 1998. The Swap effectively changes the interest rate on $25,000,000 of floating rate debt to a fixed rate of 6.15% per annum for that time period. Net payments due under this agreement are included as adjustments to interest expense. At December 31, 1997, the fair value of this Swap, as determined by BTCo was approximately $64,000 and has been recorded as interest expense at December 31, 1997. The Company is exposed to credit loss in the event of nonperformance by the counterparty. The amount of such exposure is generally the unrealized gains in such agreement.

      In January 1998, the Company and Canadian Abraxas completed the sale of $60,000,000 aggregate principal amount of 11.5% Senior Notes due 2004, Series C (Series C Notes). The Series C Notes are general unsecured obligations of the Company and Canadian Abraxas and rank pari passu in right to all existing and future indebtedness of the Company and Canadian Abraxas and on parity with the Series B Notes and senior in right of payment to all future subordinated indebtedness of the Company and Canadian Abraxas. The Series C Senior Notes carry similar redemption provisions to the Series B Notes and are subject to the terms of the Indenture dated January 27, 1998 which is substantially similar to the Indenture governing the Series B Notes. The Company and Canadian Abraxas sold the Series C Notes at a premium of $4,050,000 which will be amortized over the life of the Series C Notes resulting in an effective rate of interest of 10.5%. The net proceeds, after deducting estimated offering costs, were $62,750,000, $33,400,000 of which was used to repay outstanding indebtedness under the Credit Facility, except for $100,000 which remained outstanding with the remainder used for general corporate purposes.

      The Company's principal source of funds to meet debt service and capital requirements is net cash flow provided by operating activities, which is sensitive to the prices the Company receives for its crude oil and natural gas. The Company periodically enters into hedge agreements to reduce its exposure to price risk in the spot market for natural gas. However, a substantial portion of the Company's production will remain subject to such price risk. Additionally, significant capital expenditures are required for drilling and development, and other equipment additions. The Company believes that cash provided by operating activities and other financing sources, including, if necessary, the sale of certain assets and additional long-term debt, will provide adequate liquidity for the Company's operations, including its capital expenditure program, for the next twelve months. No assurance, however, can be given that the Company's cash flow from operating activities will be sufficient to meet planned capital expenditures and debt service in the future. Should the Company be unable to generate sufficient cash flow from operating activities to meet its obligations and make planned capital expenditures, the Company could be forced to reduce such expenditures, sell assets or be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that such refinancing would be possible or that any additional financing could be obtained.

      During 1996 and 1997, the Company capitalized $465,000 and $966,000 of interest expense, respectively.

      The fair value of the Notes was approximately $236,500,000 as of December 31, 1997. The fair values of the credit facilities approximate their carrying values as of December 31, 1997. The Company has approximately $1,800,000 of standby letters of credit and a $30,000 performance bond open at December 31, 1997. Approximately $40,000 of cash is restricted and in escrow related to certain of the letters of credit and bond.

5.  Stockholders' Equity

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

      In 1994, the Board of Directors adopted a Stockholders' Rights Plan and declared a dividend of one Common Stock Purchase Right (Rights) for each share of common stock. The Rights are not initially exercisable. Subject to the Board of Directors' option to extend the period, the Rights will become exercisable and will detach from the common stock ten days after any person has become a beneficial owner of 20% or more of the common stock of the Company or has made a tender offer or exchange offer (other than certain qualifying offers) for 20% or more of the common stock of the Company.

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

Contingent Value Rights

      The CVRs were issued under the CVR Agreement between the Company, the purchasers, and a rights agent. The CVR Agreement provides that, subject to adjustment as described below, the Company shall issue for each CVR on the Extended Maturity Date (November 17, 1997), a number of shares of common stock, if any, equal to (a) the Target Price ($12.50 on the Extended Maturity Date) minus the current market value divided by (b) the current market value, provided, however, that in no event shall more than 1.5 shares of common stock be issued in exchange for each CVR at the Extended Maturity Date. Such determination by the Company shall be final and binding on the Company and the holders of CVRs.

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

      On June 20, 1997, the CVRs expired with no issuance of additional shares under the CVR Agreement.

Convertible Preferred Stock

      In June 1994, in connection with an acquisition, 45,741 shares of the Company's Series B 8%, nonvoting cumulative convertible preferred stock with a par value of $100 were issued. The preferred shares are convertible into 508,183 shares of the Company's common stock. Preferred stock dividends during each of 1995 and 1996 amounted to $366,000 and, during 1997, amounted to $183,000. During 1995, the Company exchanged the Series B 8%, nonvoting cumulative convertible preferred stock for an equal number of shares of Series 1995-B cumulative convertible preferred stock which have a par value of $.01 per share and a stated value of $100 per share. Effective July 1, 1997, the holders of the Company's preferred stock converted all of such shares into 508,183 shares of the Company's common stock. The Board of Directors of the Company is authorized to approve the issuance of one or more classes or series of preferred stock without further authorization of the Company's stockholders.

Treasury Stock

      In March 1996, the Board of Directors authorized the purchase in the open market of up to 500,000 shares of the Company's outstanding common stock, the aggregate purchase price not to exceed $3,500,000.

      During the year ended December 31, 1996, the Company purchased 74,640 shares of its common stock at a cost of $405,000, which were recorded as treasury stock. No shares were purchased during 1997.

6.  Stock Option Plans and Warrants

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

      The Company's various stock option plans have authorized the grant of options to management and directors personnel for up to approximately 1,395,000 shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable over four years of continued service at 25% on each anniversary date. At December 31, 1997, approximately 467,000 options remain available for grant.

      Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996, and 1997, respectively: risk-free interest rates of 6.25%, dividend yields of -0-%; volatility factors of the expected market price of the Company's common stock of .383, .383 and .529, respectively; and a weighted-average expected life of the option of six years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                            1995       1996      1997
                                         --------------------------------
                                                 (In thousands)

   Pro forma net income (loss) .........   $(1,286)   $ 1,250   $(7,325)
   Pro forma net income (loss) per
     common share ......................   $ (.36)    $   .15   $ (1.25)
   Pro forma net income (loss) per
     common share - assuming dilution ..   $ (.36)    $   .13   $ (1.25)

      A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                          1995                 1996                 1997
                  --------------------- -------------------- -------------------
                           Weighted             Weighted             Weighted
                            Average             Average              Average
                  Options  Exercise    Options  Exercise    Options  Exercise
                  (000s)    Price      (000s)   Price(1)    (000s)    Price
                  ------- ------------- -------------------- -------------------

Outstanding-beginning
  of year ........  103        $ 7.93      219     $ 6.71 (1)   551     $ 6.63
Granted ..........  158          9.50      358       6.58       285      11.26
Exercised ........    -            -        (2)      6.75        (2)      5.50
Forfeited ........  (42)         9.86      (24)      9.21         -         -
                  -------               -------              -------

Outstanding-end
  of year ........  219        $ 8.69      551     $ 6.63       834     $ 8.27
                  =======               =======              =======

Exercisable at
  end of year ....   53        $ 8.06       93     $ 6.65       222     $ 6.66
                  =======               =======              =======

Weighted-average
  fair value of
  options granted
  during the year              $ 2.85              $ 3.46               $ 8.00

      Exercise prices for options outstanding as of December 31, 1997 ranged from $5.00 to $13.62. The weighted-average remaining contractual life of those options is 8.4 years.

      (1) In March 1996, the Company amended the exercise price to $6.75 per share on all previously issued options with an exercise price greater than $6.75 per share.

Stock Awards

      In addition to stock options granted under the plans described above, the Long-Term Incentive Plan also provides for the right to receive compensation in cash, awards of common stock, or a combination thereof. In 1995, 1996, and 1997, the Company made direct awards of common stock of 4,800 shares, 1,000 shares and 14,748 shares, respectively, at weighted average fair values of $9.40, $5.00 and $10.75 per share, respectively.

      The Company also has adopted the Restricted Share Plan for Directors which provides for awards of common stock to nonemployee directors of the Company who did not, within the year immediately preceding the determination of the director's eligibility, receive any award under any other plan of the Company. In 1995, 1996, and 1997, the Company made direct awards of common stock of 3,072 shares, 4,050 shares and 7,235 shares, respectively, at weighted average fair values of $9.40, $6.25 and $9.87 per share, respectively.

      During 1996, the Company's stockholders approved the Abraxas Petroleum Corporation Director Stock Option Plan (Plan), which authorizes the grant of nonstatutory options to acquire an aggregate of 104,000 common shares to those persons who are directors and not officers of the Company. During 1996, each of the seven eligible directors was granted an option to purchase 8,000 common shares at $6.75. These options are included in the above table. No options were granted during 1997.

Stock Warrants

      In connection with an amendment to one of the Company's previous credit agreements, the Company granted stock warrants to the lender covering 424,000 shares of its common stock at an average price of $9.79 a share. The warrants are exercisable in whole or in part through December 1999 and are nontransferable without the consent of the Company. During 1997, the lender exercised 212,000 of its warrants on a cashless basis and was issued 97,810 shares of the Company's common stock.

      Additionally, warrants to purchase 13,500 shares of the Company's common stock at $7.00 per share remain outstanding from previous grants.

      At December 31, 1997, the Company has approximately 4,700,000 shares reserved for future issuance for conversion of its stock options, warrants, Rights, and incentive plans for the Company's directors and employees.

7.  Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          December 31
                                                      --------------------
                                                        1996      1997
                                                      --------------------
                                 (In thousands)
   Deferred tax liabilities:
     Full cost pool, including intangible
      drilling costs ................................. $34,298   $31,128
     State taxes .....................................     187        67
     Other ...........................................      61       103
                                                      --------------------
   Total deferred tax liabilities ....................  34,546    31,298
   Deferred tax assets:
     Depletion .......................................     431       930
     Net operating losses ............................   6,831     8,520
     Other ...........................................      12        12
                                                      --------------------
   Total deferred tax assets .........................   7,274     9,462
   Valuation allowance for deferred tax assets .......  (5,656)   (5,915)
                                                      --------------------
   Net deferred tax assets ...........................   1,618     3,547
                                                      --------------------
   Net deferred tax liabilities ...................... $32,928   $27,751
                                                      ====================

      Significant components of the provision (benefit) for income taxes are as follows:

                                                        1996      1997
                                                      -------------------

   Current:
     Federal ......................................     $  -    $   -
     State ........................................        -        -
     Foreign ......................................      176        244
                                                      -------------------
                                                        $176    $   244
                                                      ===================

   Deferred:
     Federal ......................................     $  -    $   -
     State ........................................        -        -
     Foreign ......................................        -     (4,135)
                                                      -------------------
                                                        $  -    $(4,135)
                                                      ===================

      At December 31, 1997, the Company had, subject to the limitations discussed below, $25,059,000 of net operating loss carryforwards for U.S. tax purposes, of which it is estimated a maximum of $22,353,000 may be utilized before it expires. These loss carryforwards will expire from 2002 through 2010 if not utilized. At December 31, 1997, the Company had approximately $2,943,000 of net operating loss carryforwards for Canadian tax purposes of which $830,000 will expire in 2003 and $2,113,000 will expire in 2004.

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

      As a result of the issuance of additional shares of common stock for acquisitions and sales of common stock, an additional ownership change under
Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 (including those subject to the 1991 and 1992 ownership changes discussed above) of $8,224,000 will be limited to approximately $1,034,000 per year, subject to the lower limitations described above. Of the $8,224,000 net operating loss carryforwards existing at October 1993, it is anticipated that the maximum net operating loss that may be utilized before it expires is $5,692,000. Future changes in ownership may further limit the use of the Company's carryforwards.

      In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5,656,000 and $5,915,000 for deferred tax assets at December 31, 1996 and 1997, respectively.

      The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                             December 31
                             --------------------------------------------
                                 1995           1996           1997
                             -------------- -------------- --------------
                                           (In thousands)

   Tax (expense) benefit
     at U.S. statutory
     rates (34%) ..........     $     411      $    (743)     $   3,414
   (Increase) decrease in
     deferred tax asset
     valuation allowance ..          (174)            (1)          (259)
   Higher effective rate
     of foreign operations              -            (49)          (244)
   Percentage depletion ...             -            189            499
   Other ..................          (237)           428            481
                             -------------- -------------- --------------

                                $       -      $    (176)     $   3,891
                             ============== ============== ==============

8.  Related Party Transactions

      Accounts receivable from affiliates, officers, and stockholders represent amounts receivable relating to joint interest billings on properties which the Company operates and advances made to officers.

      In connection with a note payable to the Company's President, principal and interest payments amounted to $355,000 in the year ended December 31, 1995. The note was fully paid in 1995.

      Wind River Resources Corporation ("Wind River"), all of the capital stock of which is owned by the Company's President, owns a twin-engine airplane. The airplane is available for business use by employees of the Company from time to time at $385 per hour. The Company paid Wind River a total of $81,000, $101,000 and $330,000 for use of the plane during 1995, 1996 and 1997, respectively.

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

      In January 1996, Grey Wolf purchased newly issued shares of Cascade representing 66 2/3% of Cascade's capital stock. As described in Note 2, in 1997 Grey Wolf merged with Cascade. At December 31, 1997, the Company owns approximately 46% of Cascade. The Company's President as well as certain directors directly own approximately 5% of Cascade. Additionally the Company's President owns options to purchase up to 800,000 shares of Cascade capital stock at an exercise price of CDN$.20 per share, and certain of the Company's directors own options to purchase in the aggregate up to 1,000,000 shares of Cascade capital stock at an exercise price of CDN$.20 per share. Cascade currently has 76,981,000 shares, including special warrants, of capital stock outstanding.

      Cascade owns a 10% interest in the Canadian Abraxas oil and gas properties and the Canadian Abraxas gas processing plants and an 8% interest in the Pacalta Properties and manages the operations of Canadian Abraxas, pursuant to a management agreement between Canadian Abraxas and Cascade. Under the management agreement, Canadian Abraxas reimburses Cascade for reasonable costs or expenses attributable to Canadian Abraxas and for administrative expenses based upon the percentage that Canadian Abraxas' gross revenue bears to the total gross revenue of Canadian Abraxas and Cascade.

9.  Commitments and Contingencies

Operating Leases

      During the years ended December 31, 1995, 1996, and 1997, the Company incurred rent expense of approximately $103,000, $179,000 and $228,000, respectively. Future minimum rental payments are as follows at December 31, 1997:

   1998 ....................................................   $289,000
   1999 .....................................................   290,000
   2000 .....................................................   306,000
   2001 .....................................................   354,000
   2002 .....................................................   247,000
   Thereafter ...............................................   854,000

Contingencies

      In May 1995, certain plaintiffs filed a lawsuit against the Company alleging negligence and gross negligence, tortious interference with contract, conversion and waste. In March 1998, a jury found against the Company in the amount of $1,332,000 plus attorneys' fees and pre-judgment interest.

      As of March 1998, no judgment had been entered. The Company intends to file various post-judgment motions including a motion for judgment notwithstanding the verdict and a motion for new trial, as well as an appeal. Management believes, based on the advice of legal counsel, that the plaintiffs' claims are without merit and that damages should not be recoverable under this action; however, the ultimate effect on the Company's financial position and results of operations cannot be determined at this time. The Company has not established a reserve for this matter at December 31, 1997.

      Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 1997, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

10.  Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                         1995        1996        1997
                                      ----------- ----------- -----------

Numerator:
  Net income (loss)                  $(1,208,000) $1,513,000  $(6,485,000)
  Preferred stock dividends              366,000     366,000      183,000
                                      ----------- ----------- -----------
  Numerator for basic earnings per
    share - income (loss) available
    to common stockholders            (1,574,000)  1,147,000   (6,668,000)

  Effect of dilutive securities:
    Preferred stock dividends                  -          -            -
                                      ----------- ----------- -----------

  Numerator for diluted earnings per
    share - income available to
    common stockholders after assumed
    conversions                       (1,574,000)  1,147,000   (6,668,000)

Denominator:
  Denominator for basic earnings per
    share - weighted-average shares    4,635,412   5,757,105    6,025,294

  Effect of dilutive securities:
    Stock options and warrants                 -      24,277           -
   Convertible preferred stock                 -          -            -
   Assumed issuance under the CVR              -   1,013,060           -
     Agreement
                                      ----------- ----------- -----------
                                               -   1,037,337           -
                                      ----------- ----------- -----------

  Dilutive potential common shares
    Denominator for diluted earnings
    per share - adjusted
    weighted-average shares and
    assumed conversions                 4,635,412  6,794,442    6,025,294

  Basic earnings (loss) per share:
    Income (loss) before
    extraordinary item                 $     (.34)  $    .27    $   (1.11)
    Extraordinary item                        -         (.07)          -
                                      =========== =========== ===========
                                       $     (.34)  $    .20    $   (1.11)
                                      =========== =========== ===========

  Diluted earnings (loss) per share:
    Income (loss) before
    extraordinary item                 $     (.34)  $    .23    $   (1.11)
    Extraordinary item                         -        (.06)          -
                                      =========== =========== ===========
                                       $     (.34)  $    .17    $   (1.11)
                                      =========== =========== ===========

      For additional disclosures regarding the preferred stock, CVRs, employee stock options, and warrants, see Notes 5 and 6.

      For the years ended December 31, 1995 and 1997, none of the shares issuable in connection with stock options, warrants, conversion of preferred stock or the CVR Agreement are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in those years. In addition, for the year ended December 31, 1996 shares issuable in connection with the conversion of the preferred stock were not included in diluted shares because the effect was antidilutive.

      Stock options and warrants to purchase approximately 875,000 shares of common stock at a weighted average per share price of $8.36 were outstanding during 1996 but were not included in the computations of diluted earnings per share because the options' and warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

11.  Quarterly Results of Operations (Unaudited)

      Selected results of operations for each of the fiscal quarters during the years ended December 31, 1996 and 1997 are as follows:

                                                          1st          2nd      3rd         4th
                                                        Quarter      Quarter   Quarter     Quarter
                                                       ----------- ---------- ---------- -----------
                                                           (In thousands, except per share data)
Year Ended December 31, 1996
  Net revenue .......................................   $  4,477   $  3,305    $  3,616    $ 15,255
  Operating income ..................................      1,486        365         744       6,231
  Income (loss) before
   extraordinary item ...............................        599       (240)       (236)      1,817
  Net income (loss) .................................        599       (240)       (605)      1,759
  Earnings (loss) per
   common share:
     Income (loss) before
      extraordinary item ............................        .09       (.04)       (.04)        .30
     Net income (loss)
      per common share ..............................        .09       (.04)       (.10)        .29

  Earnings (loss) per common share assuming dilution:
     Income (loss) before
      extraordinary item ............................        .08       (.04)       (.04)        .25
     Net income (loss)
      per common share - ............................        .08       (.04)       (.10)        .24
      assuming dilution .............................

Year Ended December 31, 1997
  Net revenue .......................................   $ 19,216   $ 15,772    $ 15,703    $ 20,240
  Operating income (loss)............................      7,791      4,090       3,902        (633)
  Net income (loss) .................................      1,454     (2,010)     (2,042)     (3,887)
  Earnings (loss) per
   common share .....................................        .24       (.37)       (.33)       (.61)
  Earnings (loss) per
   common share - ...................................        .22       (.37)       (.33)       (.61)
   assuming dilution


      During  the  fourth  quarter  of  1996,  the  Company   completed  several
acquisitions as described in Note 2 which affected net revenues, gross profit and net income.

      During the fourth quarter of 1997, the Company recorded a write-down of its Canadian proved crude oil and natural gas properties of approximately $4,600,000, $3,000,000, net of taxes, under the ceiling limitation.

      Certain previously reported financial information has been reclassified to conform with the current presentation.

12.  Benefit Plans

      The Company has a defined contribution plan (401(k)) covering all eligible employees of the Company. No contributions were made by the Company during 1995. During 1996 and 1997, the Company contributed 2,500 and 7,440 shares, respectively, of its common stock held in the treasury to the Plan and recorded the fair value of $12,500 and $41,850, respectively, as compensation expense. The employee contribution limitations are determined by formulas which limit the upper one-third of the plan members from contributing amounts that would cause the plan to be top-heavy. The overall contribution is limited to the lesser of 20% of the employee's annual compensation or $9,240.

      In January 1995, the Company created the Technical Employees Incentive Bonus Plan, whereby technical employees have an incentive to find and develop crude oil and natural gas reserves on an economic basis beneficial to the Company and its shareholders. Participants are any technical employees (geologist, geophysicist, engineer) not covered by another incentive bonus plan. A participant may earn a monetary bonus of up to 65% of the participant's base salary each year. The bonuses are determined in the first quarter of each year and are based upon the amount of new proved developed producing reserves booked each year on approved exploration and exploitation projects taking into consideration the cost per equivalent barrel of developing the new reserves. During 1995, 1996, and 1997, the Company incurred no bonus expense.

13. Summary Financial Information of Canadian Abraxas Petroleum Ltd.

      The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of the Company. Canadian Abraxas is jointly and severally liable for the entire balance of the Series B Notes ($215,000,000), of which $84,612,000 was utilized by Canadian Abraxas in connection with the acquisition of CGGS. The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas because management has determined that such information is not material to the holders of the Notes.


                                                           December 31,
                                                         1996         1997
                                                      -----------  -----------
                                                          (In thousands)
   BALANCE SHEET
   Assets
   Total current assets ............................   $  6,174     $  4,738
   Oil and gas and processing properties ...........    115,671      109,968
   Other assets ....................................      3,302        3,761
                                                      ===========  ===========
                                                       $125,147     $118,467
                                                      ===========  ===========

   Liabilities and Stockholder's Equity
   Total current liabilities .......................   $  3,624     $  3,625
   11.5% Senior Notes due 2004 .....................     84,612       74,682
   Notes payable to Abraxas Petroleum Corporation ..          -       18,844
   Other liabilities ...............................     34,797       30,295
   Stockholder's equity (deficit) ..................      2,114       (8,979)
                                                      -----------  -----------
                                                       $125,147     $118,467
                                                      ===========  ===========

                                            November 14,
                                           1996, Date of
                                            Acquisition,    Year Ended
                                                 to        December 31,
                                            December 31,       1997
                                                1996
                                           --------------- --------------
                                                  (In thousands)
   STATEMENTS OF OPERATIONS
   Revenues ...............................   $ 3,972          $19,264
   Operating costs and expenses ...........    (2,292)         (16,617)
   Proved property impairment .............         -           (4,600)
   Interest expense .......................    (1,331)          (9,952)
   Other income ...........................        23              202
   Income tax (expense) benefit ...........      (175)           3,815
                                           --------------- --------------
     Net income (loss) ....................   $   197          $(7,888)
                                           =============== ==============

14.  Business Segments

      The Company conducts its operations through two industry segments, the exploration for and the acquisition, development and production of crude oil and natural gas (E&P) and the processing of natural gas (Processing). The E&P segment acquires and explores for, develops, produces and markets crude oil, condensate, natural gas liquids and natural gas. The Processing segment processes natural gas owned by third parties. The Company's significant E&P operations are located in the Texas Gulf Coast, the Permian Basin of western Texas, Canada and Wyoming. The Processing segment engages in the processing of natural gas. Natural gas processing involves the custom processing of natural gas for third parties. Segment income excludes interest income, interest expense and unallocated general corporate expenses. Identifiable assets are those assets used in the operations of the segment. Corporate assets consist primarily of deferred financing fees and other property and equipment. The Company's revenues are derived primarily from the sale of crude oil, condensate, natural gas liquids and natural gas to marketers and refiners and from processing fees from the custom processing of natural gas. As a general policy, collateral is not required for receivables; however, the credit of the Company's customers is regularly assessed. The Company is not aware of any significant credit risk relating to its customers and has not experienced significant credit losses associated with such receivables.

      In 1997 three customers accounted for approximately 42% of oil and natural gas production revenues and two customers accounted for approximately 51% of gas processing revenues. In 1996 four customers accounted for approximately 63% of oil and natural gas production revenues and three customers accounted for approximately 54% of gas processing revenues. In 1995 one customer accounted for approximately 20% of oil and natural gas production.

      Business segment information about the Company's 1996 operations is as follows:

                                         E&P      Processing    Total
                                      ----------- ----------- -----------
                                                (In thousands)

Revenues .......................        $26,053     $   600     $10,681
                                      =========== =========== ===========

Operating profit ...............        $10,660     $    21     $10,681
                                      =========== ===========
General corporate ..............                                 (2,044)
Interest expense and
  amortization of deferred
  financing fees ...............                                 (6,521)
                                                              -----------
  Income from before income
   taxes .......................                                $ 2,116
                                                              ===========

Identifiable assets ............        $253,707    $40,700     $294,407
                                      =========== ===========
Corporate assets ...............                                 10,435
                                                              -----------
  Total assets .................                                $304,842
                                                              ===========

      Depreciation  and  depletion  for E&P  and  Processing  was  approximately
$9,143,000  and  $291,000,  respectively.   Capital  expenditures  for  E&P  and
Processing were $145,600,000 and $27,300,000, respectively.

      Business segment information about the Company's 1997 operations is as follows:

                                         E&P      Processing    Total
                                      ----------- ----------- -----------
                                                (In thousands)

Revenues .......................        $67,363     $ 3,568     $70,931
                                      =========== =========== ===========

Operating profit ...............        $18,039     $  (226)    $17,813
                                      =========== ===========
General corporate ..............                                 (2,309)
Interest expense and
  amortization of deferred
  financing fees ...............                                (25,880)
                                                              -----------
  Loss before income taxes .....                               $(10,376)
                                                              ===========

Identifiable assets ............        $292,087    $37,159     $329,246
                                      =========== ===========
Corporate assets ...............                                   9,282
                                                              -----------
  Total assets .................                                $338,528
                                                              ===========

      Depreciation and depletion for E&P and Processing was approximately $27,813,000 and $2,310,000, respectively. Capital expenditures for E&P and Processing were approximately $84,300,000 and $1,500,000, respectively.

      During 1995 the Company's operations were entirely in the E&P segment.

      Business segment information about the Company's 1996 operations in different geographic areas is as follows:

                                     U.S.         Canada        Total
                                 ------------- ------------- -------------
                                               (In thousands)

Revenues .....................     $  21,999     $   4,654     $  26,653
                                 ============= ============= =============

Operating profit .............     $   8,987     $   1,694     $  10,681
                                 ============= =============
General corporate ............                                    (2,044)
Interest expense and
  amortization of deferred
  financing fees .............                                    (6,521)
                                                             =============
  Income before income taxes .                                 $   2,116
                                                             =============
Identifiable assets at
  December 31, 1997 ..........    $ 168,141      $ 126,266     $ 294,407
                                 ============= =============
Corporate assets .............                                    10,435
                                                             -------------
  Total assets ...............                                 $ 304,842
                                                             =============

      Business segment information about the Company's 1997 operations in different geographic areas is as follows:

                                     U.S.         Canada        Total
                                 ------------- ------------- -------------
                                               (In thousands)

Revenues .....................     $  50,172     $  20,759     $  70,931
                                 ============= ============= =============

Operating profit (loss).......     $  19,938     $  (2,125)    $  17,813
                                 ============= =============
General corporate ............                                    (2,309)
Interest expense and
  amortization of deferred
  financing fees .............                                   (25,880)
                                                             =============
  Loss before income taxes ...                                 $ (10,376)
                                                             =============
Identifiable assets at
  December 31, 1997 ..........    $ 198,277     $ 130,969      $ 329,246
                                 ============= =============
Corporate assets .............                                     9,282
                                                             -------------
  Total assets ...............                                 $ 338,528
                                                             =============

      During 1995 the Company's operations were entirely in the United States.

15.  Commodity Swap Agreements

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

       Pursuant to certain hedge agreements, either the Company or the counterparty thereto is required to make payment to the other at the end of each month. During the period from March 1996 through November 1996, payments were exchanged equal to the product of 5,000 MMBtu of natural gas per day and the difference between a specified fixed price and a variable price for natural gas based on the arithmetic average of the last three trading days' settlement price quoted for natural gas contracts on the New York Mercantile Exchange (NYMEX). This hedge agreement provided for the Company to make payments to the counterparty to the extent that the market price exceeds the fixed price of $1.747 per MMBtu and for the counterparty to make payments to the Company to the extent the market price was less than $1.747 per MMBtu. A loss of $511,000 was incurred during the period of hedged production.

      In November 1996, the Company assumed Hedge Agreements extending through October 2001 with a counterparty involving the following notional quantities and fixed prices:

                            Crude Oil                 Natural Gas
                    ------------------------------------------------------
                      Notional                   Notional
                      Quantity       Fixed       Quantity       Fixed
                     per Month       Price      per Month       Price
                     (barrels)      (barrel)     (MMBtu)       (MMBtu)
                    ------------- -------------------------- -------------

   1997                15,810        $ 17.20      53,712        $  1.797
   1998                13,175        $ 17.20      36,601        $  1.793
   1999                11,050        $ 17.47      24,489        $  1.820
   2000                 9,180        $ 17.78      18,794        $  1.872
   2001                 8,160        $ 18.08      14,850        $  1.902

      These hedge agreements provide for the Company to make payments to the counterparty to the extent the market prices determined based on the price for west Texas intermediate light sweet crude oil on the NYMEX for crude oil and the Inside FERC, Tennessee Gas Pipeline Co.; Texas (Zone O) price for natural gas exceeds the above fixed prices and for the counterparty to make payments to the Company to the extent the market prices are less than the above fixed prices. The Company accounts for the related gains or losses (a loss of $453,000 in 1996 and a loss of $952,000 in 1997) in crude oil and natural gas revenue in the period of the hedged production. The average notional quantity of crude oil and natural gas under the hedge agreements each month for 1998 is equal to approximately 15% and 1.5%, respectively, of the Company's expected monthly production for 1998 based on the Company's January 1, 1998 reserve reports. At December 31, 1997, the estimated fair market value of the hedge agreements is a loss of approximately $700,000.

16.  Proved Property Impairment

      In 1997 the Company recorded a write-down of its proved crude oil and natural gas properties of approximately $4,600,000, $3,000,000 after taxes, under the ceiling limitation prescribed for companies following the full cost method of accounting for its oil and gas properties. The write-down was related to the Company's Canadian cost center and was due primarily to a decrease in spot market prices for its crude oil and natural gas. Under full cost accounting rules, the net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling as discussed in Note 1. The risk that the Company will be required to write-down the carrying value of its crude oil and natural gas properties increases when crude oil and natural gas prices are depressed or volatile. Should prices continue to decline, a further write-down of the Company's crude oil and natural gas properties may be required. If such a write-down were large enough, it could result in the occurrence of an event of default under the Credit Facility that could require the sale of some of the Company's producing properties under unfavorable market conditions or require the Company to seek additional equity capital.

17.  Subsequent Event

      In November 1997, the Company entered into an agreement and plan of merger (agreement) to purchase all of the outstanding capital stock of Vessels Energy,

Inc. (Vessels) in exchange for common stock of the Company, which agreement was subject to stockholder approval of both companies. In February 1998 the agreement was not approved by the Vessels stockholders and was terminated. In accordance with the termination provisions of the agreement, Vessels paid the Company a fee of $1,500,000. The Company incurred approximately $519,000
($274,000 through December 31, 1997 which is included in other accounts receivable) of expenses in connection with the negotiation of the agreement. Such cost will be offset against the fee received from Vessels, which will result in a gain of approximately $981,000 in 1998. Additionally, through December 31, 1997, the Company incurred approximately $133,000, which is included in other accounts receivable, in drilling costs in connection with farm-out agreements with Vessels which is to be reimbursed to the Company subsequent to December 31, 1997.

18.  Supplemental Oil and Gas Disclosures (Unaudited)

      The accompanying table presents information concerning the Company's crude oil and natural gas producing activities as required by Financial Accounting Standards 69, "Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities are as follows:

                                                    December 31
                                            -----------------------------
                                                1996           1997
                                            -------------- --------------
                                                   (In thousands)

   Proved crude oil and natural gas            $231,090       $332,680
     properties .........................
   Unproved properties ..................        37,268         11,519
                                            -------------- --------------
     Total ...............................      268,358        344,199
   Accumulated depreciation, depletion,
     and amortization, and impairment ...       (38,368)       (70,717)
                                            -------------- --------------
      Net capitalized costs .............      $229,990       $273,482
                                            ============== ==============

      Costs incurred in oil and gas property acquisitions, exploration and development activities are as follows:

                                                             Years Ended December 31
                          ----------------------------------------------------------------------------------------------
                                       1995                            1996                           1997
                          ------------------------------- --------------------------------------------------------------
                            Total     U.S.      Canada      Total     U.S.      Canada     Total      U.S.     Canada
                          -------------------- ---------- -------------------- -------------------- --------------------
                                                                 (In thousands)
  Property acquisition
   costs:
   Proved ..............    $  719    $  719     $    -     $87,005   $37,609    $49,396   $13,800    $    -    $13,800
   Unproved ............         -         -          -      37,268     8,230     29,038     8,958          -     8,958
                          -------------------- ---------- -------------------- -------------------- --------------------

                            $  719    $  719     $    -    $124,273   $45,839    $78,434   $22,758    $    -    $22,758
                          ==================== ========== ==================== ==================== ====================

  Property development
   and exploration costs    $11,398   $11,398    $    -     $18,133   $18,115    $    18   $61,414    $53,363   $ 8,051
                          ==================== ========== ==================== ==================== ====================

      The results of operations for oil and gas producing activities are as follows:

                                                             Years Ended December 31
                          ----------------------------------------------------------------------------------------------
                                       1995                            1996                           1997
                          ------------------------------- --------------------------------------------------------------
                            Total     U.S.      Canada      Total     U.S.      Canada     Total      U.S.     Canada
                          -------------------- ---------- -------------------- -------------------- --------------------
                                                                 (In thousands)

  Revenues ..........       $13,660   $13,660    $    -     $25,749   $21,758    $3,991    $65,826    $49,031   $16,795
  Production costs ..        (4,333)   (4,333)        -      (5,858)   (5,193)     (665)   (14,881)   (10,749)   (4,132)
  Depreciation,
   depletion, and
   amortization .....        (5,313)   (5,313)        -      (9,103)   (7,695)   (1,408)   (27,803)   (18,992)   (8,811)
   amortization .....
  Proved property
   impairment .......             -         -         -           -         -          -    (4,600)         -    (4,600)
  General and
   administrative ...          (261)     (261)        -        (483)     (401)      (82)    (1,042)      (721)     (321)
  Income taxes
   (expense) benefit.            -         -          -        (148)        -      (148)       427          -       427
                          ---------- ---------- ---------- --------- ----------- -------- ----------  --------- --------

  Results of operations
   from oil and gas
   producing activities
   (excluding corporate
   overhead and
   interest costs) .....    $3,753    $ 3,753    $    -     $10,157   $ 8,469    $1,688    $17,927    $18,569   $  (642)
                         ========== ========== ========== ========= ========== =========  =========  =========  ========
  Depletion rate per
   barrel of oil
   equivalent .......       $ 4.67    $  4.67    $    -     $  5.12   $ 5.10     $ 5.29    $  5.62    $ 5.05    $ 6.98
                         ========== ========== ========== ========= ========== =========  =========  =========  ========

Estimated Quantities of Proved Oil and Gas Reserves

      The following table presents the Company's estimate of its net proved crude oil and natural gas reserves as of December 31, 1995, 1996, and 1997. The Company's management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reserve engineers.

                                                    Total               United States                Canada
                                            ----------------------- ----------------------- --------------------------
                                               Liquid     Natural      Liquid      Natural     Liquid       Natural
                                            Hydrocarbons    Gas     Hydrocarbons     Gas    Hydrocarbons      Gas
                                            ----------------------- ------------- ------------------------ -----------
                                             (Barrels)     (Mcf)     (Barrels)      (Mcf)     (Barrels)      (Mcf)
                                                                         (In Thousands)

   Proved developed and undeveloped reserves:
     Balance at December 31, 1994 .....           9,156    67,579         9,156     67,579            -           -
      Revisions of previous estimates .          (1,328)  (18,941)       (1,328)   (18,941)           -           -
      Extensions and discoveries ......           1,335     6,819         1,335      6,819            -           -
      Purchase of minerals in place ...             214     2,889           214      2,889            -           -
      Production ......................            (544)   (3,553)         (544)    (3,553)           -           -
      Sale of minerals in place .......            (566)     (224)         (566)      (224)           -           -
                                            ----------------------- ------------- ------------------------ -----------
     Balance at December 31, 1995 .....           8,267    54,569         8,267     54,569            -           -
      Revisions of previous estimates .             680    (2,561)          680     (2,561)           -           -
      Extensions and discoveries ......           1,752    10,194         1,746     10,060            6         134
      Purchase of minerals in place ...           8,062   121,408         6,694     65,135        1,368      56,273
      Production ......................            (724)   (6,350)         (670)    (5,042)         (54)     (1,308)
      Sale of minerals in place .......              (2)        -            (2)         -            -           -
                                            ----------------------- ------------- ------------------------ -----------
     Balance at December 31, 1996 .....          18,035   177,260        16,715    122,161        1,320(1)   55,099
      Revisions of previous estimates .          (1,083)   (4,554)       (1,096)   (10,343)          13       5,789
      Extensions and discoveries ......           2,262    48,405         2,190     40,877           72       7,528
      Purchase of minerals in place ...             585    27,575           197        150          388      27,425
      Production ......................          (1,929)  (21,050)       (1,736)   (12,508)        (193)     (8,542)
      Sale of minerals in place .......             (93)   (6,322)           (9)       (42)         (84)     (6,280)
                                            ----------------------- ------------- ------------------------ -----------

     Balance at December 31, 1997 .....          17,777   221,314        16,261    140,295        1,516(1)   81,019(2)
                                            ======================= ============= ======================== ===========

(1) Includes 120,400 and 260,200 barrels of liquid hydrocarbon reserves owned by Cascade of which approximately 57,600 and 140,200 barrels are applicable to the minority interest's share of these reserves at December 31, 1996 and 1997, respectively.

(2) Includes 7,446 MMcf of natural gas reserves owned by Cascade of which 4,012 MMcf are applicable to the minority interest's share of these reserves at December 31, 1997.



Estimated Quantities of Proved Oil and Gas Reserves (continued)

                                                    Total               United States               Canada
                                            ----------------------- ----------------------- -----------------------
                                               Liquid     Natural      Liquid      Natural     Liquid      Natural
                                            Hydrocarbons    Gas     Hydrocarbons     Gas    Hydrocarbons     Gas
                                            ----------------------- ------------- ----------------------- ----------
                                             (Barrels)     (Mcf)     (Barrels)      (Mcf)    (Barrels)      (Mcf)
                                                                        (In Thousands)

   Proved developed reserves:
     December 31, 1995 ................            6,000   44,026         6,000     44,026            -          -
                                            ======================= ============= ======================= ==========

     December 31, 1996 ................           14,961  157,660        13,641    103,639        1,320     54,021
                                            ======================= ============= ======================= ==========

     December 31, 1997 ................           14,254  186,490        12,750    109,456        1,504     77,034
                                            ======================= ============= ======================= ==========

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

      Under the standardized measure, future cash inflows were estimated by applying period-end prices at December 31, 1997, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis of the properties. Operating loss carryforwards, tax credits, and permanent differences to the extent estimated to be available in the future were also considered in the future income tax calculations, thereby reducing the expected tax expense.

      Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

      Set forth below is the Standardized Measure relating to proved oil and gas reserves for:

                                                            Years Ended December 31
                        -------------------------------------------------------------- ----------------------------------
                                    1995                            1996                             1997
                        -------------------------------------------------------------- ----------------------------------
                         Total       U.S.     Canada     Total      U.S.     Canada       Total       U.S.      Canada
                        ---------- ------------------------------ -------------------- ----------------------- ----------
                                                                (In thousands)

  Future cash inflows .  $243,969   $243,969   $    -  $1,009,420   $824,776  $184,644    $714,048    $530,627   $183,421
  Future production
    and development
    costs..............   (79,910)   (79,910)       -    (251,749)  (201,498)  (50,251)   (249,604)   (186,445)   (63,159)
  Future income tax
    expense ...........   (28,015)   (28,015)       -    (207,834)  (157,508)  (50,326)    (82,998)    (48,736)   (34,262)
                         ---------- --------- --------- ------------ --------  --------   ---------   ---------  ---------
  Future net cash
    flows .............   136,044    136,044        -     549,837    465,770    84,067     381,446     295,446     86,000
  Discount ............   (48,884)   (48,884)       -    (220,016)  (193,221)  (26,795)   (129,367)   (107,259)   (22,108)
                         ---------- --------- --------- ------------ --------  --------   ---------   ---------  ---------
  Standardized Measure
    of discounted
    future net cash
    relating to proved
    reserves ..........  $ 87,160   $ 87,160   $    -  $  329,821   $272,549  $ 57,272    $252,079    $188,187    $63,892
                         ========== ========= ========= ==========  ========  ========   =========   =========   ========



Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

      The following is an analysis of the changes in the Standardized Measure:



                                         Year Ended December 31
                                 ----------------------------------------
                                     1995          1996         1997
                                 ------------- --------------------------
                                             (In thousands)

  Standardized Measure,
    beginning of year.........     $  77,693     $  87,160    $ 329,821
    Sales and transfers of oil
    and gas produced, net of
    production costs .........        (9,351)      (19,887)     (50,945)
  Net changes in prices and
    development and production
    costs from prior year ....        22,560        65,917     (190,174)
  Extensions, discoveries, and
    improved recovery, less
    related costs ............        13,475        30,699       49,471
  Purchases of minerals in
    place ....................         3,867       244,930       27,586
  Sales of minerals in place .        (3,355)          (24)      (5,720)
  Revision of previous quantity
    estimates ................       (24,937)        2,257       (8,150)
  Change in future income tax
    expense ..................           382       (87,393)      70,858
  Other ......................          (943)       (2,554)     (12,389)
  Accretion of discount ......         7,769         8,716       41,721
                                 ------------- ------------  ------------
   Standardized Measure, end of
     year ....................     $  87,160     $ 329,821    $ 252,079
                                 ============= ============  ============