Form 10-Q
period 1998-03-31
ABRAXAS PETROLEUM CORP
filed 1998-05-15
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                          FORM 10-Q

        (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

        (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Nevada                              74-2584033
      ----------------------------------   --------------------------------
        (State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization         Identification Number)

        500 N. Loop 1604, East, Suite 100, San Antonio, Texas      78232
     ---------------------------------------------------------- -----------
        (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code (210)  490-4788

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No __

        The number of shares of the issuer's common stock outstanding as of May 8, 1998, was:

            Class                                      Shares Outstanding

     Common Stock, $.01 Par Value                          6,356,618





                                     1 of 19

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 -   Financial Statements (Unaudited)
               Consolidated Balance Sheets - March 31, 1998
                      and December 31,1997.....................................3
               Consolidated Statements of Operations -
                      Three Months Ended March 31, 1998 and 1997...............5
               Consolidated Statement of  Stockholders Equity
                      March 31, 1998 and December 31, 1997.....................6
               Consolidated Statements of Cash Flows -
                      Three Months Ended March 31, 1998 and 1887...............7
               Notes to Consolidated Financial Statements.....................10

                                           PART II
                                      OTHER INFORMATION

ITEM 1 -   Legal proceedings..................................................18
ITEM 2 -   Changes in Securities..............................................18
ITEM 3 -   Defaults Upon Senior Securities....................................18
ITEM 4 -   Submission of Matters to a Vote of Security Holders................18
ITEM 5 -   Other Information..................................................18
ITEM 6 -   Exhibits and Reports on Form 8-K...................................18
           Signatures ........................................................19



                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                      March 31       December 31
                                                        1998            1997
                                                     (Unaudited)
                                                      --------------------------
                                                             (In Thousands)
Assets
Current assets:
  Cash ...........................................       $ 19,177       $  2,836
  Accounts receivable, less allowances
    for doubtful accounts:
      Joint owners ...............................          1,361          2,149
      Oil and gas production .....................          8,314         11,194
      Affiliates .................................           --               42
      Other ......................................          2,601          1,217
                                                         --------       --------
                                                           12,276         14,602

  Equipment inventory ............................            411            367
  Other current assets ...........................            482            508
                                                         --------       --------
Total current assets .............................         32,346         18,313

Property and equipment ...........................        404,613        385,442
  Less accumulated depreciation,
     depletion and amortization: .................         82,895         74,597
                                                         --------       --------
       Net property and equipment
       based on the full cost method of
       accounting for oil and gas
       properties, of which $12,584
       and $11,519 at March 31, 1998
       and December 31, 1997,
       respectively, were excluded
       from amortization .........................        321,718        310,845


Deferred financing fees, net of
  accumulated amortization of $1,867
  and $1,540 at March 31, 1998 and
   December 31, 1997, respectively ...............          9,142          8,072

Restricted cash ..................................             40             40
Other assets .....................................          1,261          1,258
                                                         --------       --------
  Total assets ...................................       $364,507       $338,528
                                                         ========       ========




                 See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                       March 31     December 31
                                                         1998          1997
                                                      (Unaudited)
                                                      --------------------------
                                                             (In Thousands)
Liabilities and Shareholder's Equity
Current liabilities
  Accounts payable ...................................   $  10,581    $  17,120
  Oil and gas production payable .....................       3,129        2,819
  Accrued interest ...................................      11,635        4,622
  Income tax payable .................................         241          164
  Other accrued expenses .............................       1,061        2,732
                                                         ---------    ---------
Total current liabilities ............................      26,647       27,457

  Long-term debt:
    Senior notes .....................................     275,000      215,000
    Credit facility ..................................         100       31,500
    Other ............................................       2,363        2,117
                                                         ---------    ---------
                                                           277,463      248,617

Premium on Senior Notes ..............................       3,471         --
Deferred income taxes ................................      26,538       27,751
Minority interest in foreign .........................       4,753        4,813
subsidiary
Future site restoration ..............................       3,090        3,077

Shareholders' equity:
  Common Stock, par value $.01 per share-
    authorized 50,000,000 shares; issued,
    6,430,378 and 6,422,540 shares at
    March 31, 1998 and December 31, 1997,
    respectively .....................................          63           63
  Additional paid-in capital .........................      51,206       51,118
  Accumulated deficit ................................     (23,757)     (19,185)
Treasury stock, at cost, 92,023 and
    53,023 shares at March 31, 1998 and
    December 31, 1997, respectively ..................        (680)        (281)
Accumulated other comprehensive income (loss).........      (4,287)      (4,902)
                                                         ---------    ---------
Total shareholders' equity ...........................      22,545       26,813
                                                         ---------    ---------
Total liabilities and shareholders' equity               $ 364,507    $ 338,528
                                                         =========    =========




           See accompanying notes to consolidated financial statements






                        Abraxas Petroleum Corporation and Subsidiaries

                            Consolidated Statements of Operations
                                          (Unaudited)


                                                          Three Months Ended
                                                               March 31
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                          (In thousands except
                                                             per share data)
Revenue:
   Oil & gas production sales ......................     $ 14,655      $ 17,910
   Processing revenue ..............................          735           996
   Rig revenues ....................................          116            53
   Others ..........................................        1,233           257
                                                         --------      --------
                                                           16,739        19,216
Operating costs and expenses:
   Lease operating and production taxes ............        4,364         3,349
   Gas processing costs ............................          275           412
   Depreciation, depletion and
   amortization ....................................        8,252         6,674
   General and administrative ......................        1,303           938
   Rig Operations ..................................          122            52
                                                         --------      --------
                                                           14,316        11,425
                                                         --------      --------
Operating Income ...................................        2,423         7,791

Other (income) expense
   Interest income .................................         (136)          (96)
   Interest expense ................................        7,516         6,084
   Amortization of deferred financing fees .........          327           297
   Other ...........................................         --              32
                                                         --------      --------
                                                            7,707         6,317
                                                         --------      --------
Income (loss) from operations before taxes .........       (5,284)        1,474

Income tax expense (benefit)
    Current ........................................           60            20
    Deferred .......................................         (695)         --
Minority interest in income (loss)
    of consolidated foreign subsidiary .............          (77)         --
                                                         --------      --------
Net income (loss) ..................................       (4,572)        1,454
Less dividend requirement on cumulative
    preferred stock ................................         --              91
                                                         --------      --------
Net income (loss) applicable to common stock .......     $ (4,572)     $  1,363
                                                         ========      ========


Earnings (loss) per share:

    Net income (loss) per common share .............     $   (.72)     $    .24
                                                         ========      ========
    Net income (loss) per common
      share - assuming dilution ....................     $   (.72)     $    .22
                                                         ========      ========


           See accompanying notes to consolidated financial statements



                                        ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (In thousands except share amounts)




                                                                                                     Accumulated
                                         Common Stock      Treasury Stock    Additional                  Other
                                      ------------------- -----------------   Paid-In   Accumulated  Comprehensive
                                       Shares    Amount   Shares    Amount    Capital     Deficit    Income (Loss)    Total
                                      ---------- -------- -------- --------- ---------- ------------ -------------- ---------
Balance at December 31, 1997          6,422,540   $ 63     53,023   $  281    $ 51,118    $ (19,185)    $ (4,902)   $ 26,813
Comprehensive income (loss):
  Net Loss                                -         -        -         -          -          (4,572)        -         (4,572)
  Other comprehensive income:
    Foreign currency
        translation adjustment            -         -        -         -          -           -              615         615
Comprehensive income (loss)               -         -        -         -          -           -             -         (3,957)
Issuance of common stock for
  compensation                            4,838     -        -         -            72        -             -             72
Stock options exercised                   3,000     -        -         -            16        -             -             16
Purchase of Treasury Stock                          -      39,000      399        -           -             -           (399)
                                      ---------- -------- -------- --------- ---------- ------------ -------------- ---------
Balance at March 31, 1998             6,430,378   $ 63     92,023   $  680    $ 51,206    $ (23,757)    $ (4,287)   $ 22,545
                                      ========== ======== ======== ========= ========== ============ ============== =========



                                  See accompanying notes to consolidated financial statements





                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                             (In thousands)
Operating Activities
Net income .............................................   $ (4,572)   $  1,454

Adjustments to reconcile  net income (loss)
  to net cash provided by (used) operating activities:
  Minority interest in income of foreign subsidiary ....        (77)       --
  Depreciation, depletion, and amortization ............      8,252       6,674
  Amortization of deferred financing fees ..............        327         297
  Amortization of premium on Senior Notes ..............       (145)       --
  Deferred income tax benefit ..........................       (695)       --
  Issuance of common stock for compensation ............         72         139

  Changes in operating assets and liabilities:
  Accounts receivable ..................................      2,246       2,305
   Equipment inventory .................................        (44)       (176)
  Other assets .........................................         26        (139)
  Accounts payable and accrued expenses ................     (1,330)      3,774
  Oil & gas production payable .........................        310        (188)
                                                           --------    --------
Net cash provided by operating activities ..............      4,370      14,140

Investing Activities
Capital expenditures, including purchases and
    development of properties ..........................    (18,431)    (12,284)
Proceeds from sale of oil and gas producing properties .        129       9,008
Increase in other assets ...............................         (1)       --
                                                           --------    --------
Net cash provided (used) in investing activities .......   $(18,303)   $ (3,276)









           See accompanying notes to consolidated financial statements




                 Abraxas Petroleum Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                             (In thousands)
Financing Activities
Issuance of common stock .............................    $     16     $   --
Purchase of treasury stock ...........................        (399)        --
Dividends paid on preferred stock ....................        --            (91)
Proceeds from long term borrowings ...................      60,230          168
Premium from issuance of Senior Notes ................       3,616         --
Payments on long-term borrowings .....................     (31,404)        --
Deferred financing fees ..............................      (1,387)        (119)
Decrease in deferred income tax ......................        --           (424)
                                                          --------     --------
Net cash provided (used) by financing activities .....      30,672         (466)
                                                          --------     --------
Effect of exchange rate changes on cash ..............        (398)        --
                                                          --------     --------
Increase in cash .....................................      16,341       10,398

Cash at beginning of period ..........................       2,876        8,380
                                                          --------     --------

Cash at end of period, including restricted cash .....    $ 19,217     $ 18,778
                                                          ========     ========

Supplemental disclosures of cash flow information:
Interest paid ........................................    $    503     $     44
                                                          ========     ========














           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1998

Note 1. Basis of Presentation

        The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 1997 which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included  in  those  notes  have  not  changed  except  as a  result  of  normal transactions in the interim, or as disclosed within this report. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature.

        The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary Canadian Abraxas Petroleum Ltd. ("Canadian Abraxas"), and its 46% owned foreign subsidiary Cascade Oil and Gas Ltd. ("Cascade"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Cascade.

        Canadian Abraxas and Cascade assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.

Note 2. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                               March 31
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                          (In thousands except
                                                             per share data)
Numerator:
  Net income (loss) ...............................   $    (4,572)   $     1,454
  Preferred stock dividends .......................          --               91
                                                      -----------    -----------
  Numerator for basic earnings per share - income
    (loss) available to common stockholders .......        (4,572)         1,363

  Effect of dilutive securities:
    Preferred stock dividends .....................          --               91
                                                      -----------    -----------

  Numerator for diluted earnings per share-income
    available to common stockholders after assumed
    conversions ...................................        (4,572)         1,454

Denominator:
  Denominator for basic earnings per share -
    weighted-average shares .......................     6,360,087      5,739,134

  Effect of dilutive securities:
    Stock options and warrants ....................          --          330,639
    Convertible preferred stock ...................          --          508,233
    Assumed issuance under the CVR Agreement ......          --          106,400
                                                      -----------    -----------
                                                             --          945,272
                                                      -----------    -----------
  Dilutive  potential  common shares
    Denominator for diluted earnings per share
    adjusted weighted-average shares and assumed
    conversions ...................................     6,360,087      6,684,406

  Basic earnings (loss) per share:
    Income (loss) .................................   $      (.72)   $       .24
                                                      ===========    ===========

  Diluted earnings (loss) per share:
    Income (loss) .................................   $      (.72)   $       .22
                                                      ===========    ===========

        For the three months ended March 31, 1998, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in that period.

Note 3.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

        The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of the Company at March 31, 1998. Canadian Abraxas is jointly and severally liable with the Company for the entire balance of the Company's and Canadian Abraxas' 11.5% Senior Notes due 2004 (the "Notes") ($275,000,000), of which $84,612,000 was utilized by Canadian Abraxas in connection with the acquisition of CGGS. The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas because management has determined that such information is not material to the holders of the Notes and the Company's Common Stock.



                   Assets                   Liabilities and Shareholders Equity
---------------------------------------- ---------------------------------------

                                 (In Thousands)

Total current assets          $    2,546  Total current liabilities    $   7,011
Oil and gas properties           113,542  11.5% Senior Notes due 2004     74,682
Other assets                       3,660  Note payable to Abraxas
                              ==========
                              $  119,748      Petroleum Corporation       18,700
                              ==========
                                          Other liabilities               29,202
                                          Shareholder's equity           (9,847)
                                                                       ---------
                                                                       $ 119,748
                                                                       =========

Revenues                      $    4,974
Operating costs & expenses       (4,920)
Interest expense                 (2,355)
Income tax benefit                   601
                              ==========
     Net loss                 $  (1,700)
                              ==========



Note 4.  Contingencies

        In May 1995, certain plaintiffs filed a lawsuit against the Company alleging negligence and gross negligence, tortious interference with contract, conversion and waste. In March 1998, a jury found against the Company in the amount of $1,332,000 plus attorney's fees and pre-judgment interest. As of May 13, 1998, no judgment had been entered. The Company has filed various post-judgment motions including a motion for judgment notwithstanding the verdict and a motion for new trial. If necessary, the Company will also file an appeal. Management believes, based on the advice of legal counsel, that the plaintiffs' claims are without merit and that damages should not be recoverable under this action; however, the ultimate effect on the Company's financial position and results of operations cannot be determined at this time. The Company has not established a reserve for this matter at March 31, 1998.

   Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 1998, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 5.  Reclassifications

   Certain balances for 1996 have been reclassified for comparative purposes.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following is a discussion of the Company's financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, included in the Company's Annual report on Form 10-K filed for the year ended December 31, 1997, which is incorporated herein by reference.

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

                                                        Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                         1998            1997
                                                     -----------     ----------
Operating Revenue (in thousands):
Crude Oil Sales                                     $     2,880     $    4.500
Natural Gas Sales                                         9,786         10,332
Natural Gas Liquids Sales                                 1,989          3,078
Processing Revenue                                          736            996
Rig Operations                                              116             53
Other                                                     1,232            257
                                                    -----------     ----------
                                                    $    16,739     $   19,216
                                                    ===========     ==========

Operating Income (in thousands)                     $     2,423     $    7,791
Crude Oil Production (MBBLS)                              199.0          218.0
Natural Gas Production (MMCFS)                          6,139.2        4,938.0
Natural Gas Liquids Production (MBBLS)                    241.5          238.1
Average Crude Oil Sales Price ($/BBL)               $     14.47     $    20.64
Average Natural Gas Sales Price ($/MCF)             $      1.59     $     2.09
Average Liquids Sales Price ($/BBL)                 $      8.24     $    12.93



     OPERATING REVENUE. During the three months ended March 31, 1998, operating revenue from crude oil, natural gas and natural gas liquid sales decreased 18.18% to $14.7 million compared to $17.9 million in the three months ended March 31, 1997. The decrease in revenue was due to a decrease in crude oil, natural gas and natural gas liquids prices during the period. Average sales prices were $14.47 per Bbl of crude oil, $8.24 per Bbl of natural gas liquid and $1.59 per Mcf of natural gas for the quarter ended March 31, 1998 compared with $20.64 per Bbl of crude oil, $12.93 per Bbl of natural gas liquid and $2.09 per Mcf of natural gas in the same period of 1997. The significant decline in prices contributed $5.8 million of the decrease in revenue which was partially offset by $3.2 million attributable to increased volumes. Natural gas volumes increased 24% from 4,938 MMCFs for the period ended March 31,1997 to 6,139 MMCFs for the same period in 1998. The increase in natural gas volumes was primarily attributable to the Company's ongoing development program. Crude oil and natural gas liquids volumes declined .5% for the period ended March 31, 1998 compared to the same period of 1997.

     Other operating revenue increased from $257,000 for the first three months of 1997 to $1.2 million for the same period of 1998. This increase is due to the Company's receipt of a break up fee in connection with the termination of a proposed merger with Vessels Energy, Inc. The fee was $933,000 net of related expenses.

   LEASE OPERATING EXPENSES. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended March 31, 1998 increased to $4.6 million compared to $3.8 million for the same period in 1997. The increase in LOE was primarily due to the greater number of wells owned by the Company during the period ended March 31, 1998 compared to the same period of 1997. The Company's LOE on a per BOE basis for the three months ended March 31, 1998 was $2.98 compared to $2.62 for the same period of 1997. The increase on a BOE basis is due to a general increase in the cost of services from 1997 to 1998.

   G&A EXPENSES. G&A expenses increased from $938,000 for the first three months of 1997 to $1.3 million for the same period of 1998. The increase is primarily due to the hiring of additional staff to manage and develop the Company's properties. G&A expense on a per BOE basis increased from $0.73 for the quarter ended March 31, 1997 to $0.89 for the same period of 1998.

   DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES. Depreciation, depletion and amortization ("DD&A") expense increased by $1.6 million to $8.3 million for the three months ended March 31, 1998, from $6.7 million in the same period of 1997. The Company's DD&A on a per BOE basis for the three months ended March 31, 1998 was $5.64 per BOE compared to $5.22 in 1997. The per BOE increase is due to higher finding costs added to the full cost pool in 1997 and the first quarter of 1998.

   INTEREST EXPENSE AND PREFERRED DIVIDENDS. Interest expense and preferred dividends ("Interest and Dividends") increased to $7.5 million for the first three months of 1998 from $6.1 million for the same period of 1997. This increase is attributable to increased borrowings by the Company during the first quarter of 1998. Long-term debt increased from $215.2 million at March 31, 1997 to $277.4 million at March 31, 1998, as a result of the Company's issuing an additional $60.0 million of its 11.5% Senior Notes due 2004, Series C ("Series C Notes") in January 1998. Preferred dividends were eliminated on July 1, 1997 as the result of the conversion of all outstanding preferred stock into Abraxas Common Stock.

   GENERAL. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids produced by the Company. The prices of natural gas, crude oil and natural gas liquids received by the Company declined during the first quarter of 1998. The average natural gas price realized by the Company declined to $1.59 per MCF during the first three months of 1998 compared with $2.09 per MCF during the same period of 1997. Crude oil prices declined from $20.64 per BBL during the first three months of 1997, to $14.47 per BBL for the same period of 1998. Natural gas liquids prices declined to $8.24 per BBL compared to $12.93 per BBL in the first quarter of 1997. In addition, the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil, natural gas and natural gas liquids prices remain at depressed levels or if the Company's production levels decrease, the Company's revenues, cash flow from operations and profitability will be materially adversely affected.

Liquidity and Capital Resources

   GENERAL. Capital expenditures including property divestitures during the first three months of 1998 were $18.3 million compared to $3.3 million during the same period of 1997. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 1998 and 1997.

                                                          Three Months Ended
                                                               March 31
                                                      -------------------------
                                                          1998           1997
                                                      ---------       ---------
Expenditure category (in thousands):
  Acquisitions .................................       $  2,359        $   --
  Development ..................................         15,945          11,851
  Divestitures .................................           (129)         (9,008)
  Facilities and other .........................            128             433
                                                       ========        ========
Total ..........................................       $ 18,303        $  3,276
                                                       ========        ========

   At March 31, 1998, the Company had current assets of $32.3 million and current liabilities of $26.6 million resulting in working capital of $5.7 million. This compares to a working capital deficit of $9.2 million at December 31, 1997 and working capital of $11.2 million at March 31, 1997. The material components of the Company's current liabilities at March 31, 1998 include trade accounts payable of $10.6 million, revenues due third parties of $3.1 million and accrued interest of $11.6 million.

   Operating activities during the three months ended March 31, 1998 provided $4.4 million cash to the Company compared to $14.1 million in the same period in 1997. Net income plus non-cash expense items during 1998 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities required $18.3 million net during the first three months of 1998, $15.9 million was utilized for the development of crude oil and natural gas properties and other facilities, and $2.4 million for acquisition of oil and gas properties. This compares to $3.3 million required during the same period of 1997. $12.3 million was utilized for the development of crude oil and natural gas properties and other facilities, divestiture of gas processing facilities providing $9.0 million. Financing activities provided $30.7 million for the first three months of 1998 compared to requiring $166,000 for the same period of 1997. Financing activities include the proceeds of the $60 million Senior Notes sold in January 1998, and the corresponding premium associated with the Series C Notes which were offset by the repayment of the existing Credit Facility, except for $100,000 that remains outstanding.

   The Company's current budget for capital expenditures for the last nine months of 1998 other than acquisition expenditures is approximately $50.1 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, but the Company currently has no agreements, arrangements or undertakings regarding any material acquisitions. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should commodity prices remain at depressed levels or decline further, reductions in the capital expenditure budget may be required.

   The Company will have three principal sources of liquidity during the next nine months: (i) cash on hand, (ii) borrowing capacity under the Company's revolving credit facility and (iii) cash flow from operations. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net proceeds of the offering of the Series C Notes, the Company's cash flow from operations plus availability under the Credit Facility will be adequate to fund operations and planned capital expenditures. The Company may also sell additional equity or debt securities in order to fund operations and planned capital expenditures as well as to finance future acquisitions.

   LONG-TERM INDEBTEDNESS. The Credit Facility has an availability of $40.0 million. As of March 31, 1998 there was $100,000 outstanding under the Credit Facility. The Credit Facility contains a number of covenants that, among other things, restricts the ability of the Company to (I) incur certain indebtedness or guarantee obligations, (ii) prepay other indebtedness including the Notes,
(iii) make investments, loans or advances, (iv) create certain liens, (v) make certain payments, dividends and distributions, (vi) merge with or sell assets to another person or liquidate, (vii) sell or discount receivables, (viii) engage in certain intercompany transactions and transactions with affiliates, (ix) change its business, (x) experience a change of control and (xi) make amendments to its charter, by-laws and other debt instruments. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum debt service coverage ratios, maximum funded debt to EBITDA tests, minimum net worth tests and minimum working capital tests. As of March 31, 1998, the Company was not in compliance with the minimum net worth test. The Company has received a waver of this requirement.

      The Credit Facility contains customary events of default, including nonpayment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities and change of control. The Indentures (as defined below) also contain a number of covenants and events of default including covenants restricting, among other things, the Company's and Canadian Abraxas' ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and events of default including nonpayment of principal or interest on the Notes, violation of covenants, cross default on other indebtedness, bankruptcy and material judgments.

      Commitments available under the Credit Facility are subject to borrowing base redeterminations to be performed semi-annually and, at the option of each of the Company and the lenders under the Credit Facility (the "Bank"), one additional time per year. Any outstanding principal balance in excess of the borrowing base will be due and payable in three equal monthly payments after a borrowing base redetermination. The borrowing base will be determined in the sole discretion of Bankers Trust Company ("BT"), subject to the approval of the Banks, based on the value of the Company's reserves as set forth in the reserve report of the Company's independent petroleum engineers, with consideration given to other assets and liabilities. The Credit Facility has an initial revolving term of two years (which expires in November 1998) and a reducing period of three years from the end of the initial two-year period. The commitment under the Credit Facility will be reduced during such reducing period by eleven equal quarterly reductions. Quarterly reductions will equal 8.2% per quarter with the remainder due at the end of the three-year reducing period.

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

   On November 14, 1996, the Company and Canadian Abraxas completed the sale of $215.0 million aggregate principal amount of Senior Notes due November 1, 2004, Series A which were exchanged for the Company's and Canadian Abraxas' 11.5% Senior Notes due 2004 Series B, (the "Series B Notes") in February 1997. In January 1998, the Company and Canadian Abraxas completed the sale of $60 million aggregate principal amount of Series C Notes. The Series C Notes have substantially the same terms as the Notes. The Series B Notes and Series C Notes (together the "Notes") are joint and several obligations of Abraxas and Canadian Abraxas. The indentures governing the Notes (the "Indenture") provide, among other things, that the Company may not, and may not cause or permit certain of its subsidiaries, including Canadian Abraxas, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas, guarantee any indebtedness of Abraxas or transfer any of its assets to Abraxas except for such encumbrances or restrictions existing under or by reason of: (i) applicable law; (ii) the Indentures; (iii) the Credit Facility; (iv) customary non-assignment provisions of any contract or any lease governing leasehold interests of such subsidiaries; (v) any instrument governing indebtedness assumed by the Company in an acquisition, which encumbrance or restriction is not applicable to such subsidiaries or the properties or assets of such subsidiaries other than the entity or the properties or assets of the entity so acquired; (vi) customary restrictions with respect to subsidiaries of the Company pursuant to an agreement that has been entered in to for the sale or disposition of capital stock or assets of such subsidiaries to be consummated in accordance with the terms of the Indenture solely in respect of the assets or capital stock to be sold or disposed of; (vii) any instrument governing certain liens permitted by the Indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or (viii) an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (ii), (iii) or (v) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the Notes in any material respect as determined by the Board of Directors of the Company in their reasonable and good faith judgment than the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (ii), (iii) or (v).

   Hedging Activities: In August 1995, the Company entered into a rate swap agreement with a previous lender relating to $25.0 million of principal amount of outstanding indebtedness. This agreement was assumed by the Banks in connection with a Bridge Facility that was subsequently paid off. Under the agreement, the Company pays a fixed rate of 6.15% while the Banks will pay a floating rate equal to the USD-LIBOR-BBA rate for one month maturities, quoted on the eighteenth day of each month, to the Company. Settlements are due monthly. The agreement terminates in August 1998.

   Net Operating Loss Carryforwards. At December 31, 1997, the Company had, subject to the limitations discussed below, $25.1 million of net operating loss carryforwards for U.S. tax purposes, of which approximately $22.4 million may be utilized before it expires. These loss carryforwards will expire from 2002 through 2010 if not utilized. At December 31, 1997, the company had approximately $2.9 million of net operating loss carryforwards for Canadian tax purposes which expire in 2003 and 2004. As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under Section 382 of the Internal Revenue Code 1986, as amended (Section 382), occurred in December 1991. Accordingly, it is expected that the use of net operating loss carryforwards generated prior to December 31, 1991 of $4.9 million will be limited to approximately $235,000 per year. as a result of the issuance of additional shares of Common Stock for acquisitions and sales of stock, an additional ownership change under Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 or $8.2 million will be limited to approximately $1 million per year subject to the lower limitations described above. Of the $8.2 million net operating loss carryforwards, it is anticipated that the maximum net operating loss that may be utilized before it expires is $5.7 million. Future changes in ownership may further limit the use of the Company's carryforwards. In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5.7 million and $5.9 million for deferred tax assets at December 31, 1996 and 1997, respectively.

   Based upon the current level of operations, the Company believes that cash on hand, cash flow from operations and the Company's credit facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments through 1998. Continued depressed prices for natural gas, crude oil or natural gas liquids will have a material adverse effect on the Company's cash flow from operations and anticipated levels of working capital, and could force the Company to revise its planned capital expenditures.

Disclosure Regarding Forward-Looking Information

   This  report  includes  "forward-looking  statements"  within the  meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Risk Factors" in the Company's Annual Report on Form 10-K which is incorporated by reference herein and this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements Cautionary

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION
Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits: 11 Statement Re:  Computation of earnings per share
               Exhibit 27 Financial data schedule
         (b) Reports on Form 8-K:
               January, 27, 1998 - Pricing $60 million principal amount of the Series C Notes.
               February 5, 1998 - Consummation of offering of $60 million principal amount of the Series C Notes. March 20, 1998 - Termination of Vessels merger.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



   Date:  May 15,1998               By:/s/
                                    ROBERT L.G. WATSON,
                                    President and Chief
                                    Executive Officer


   Date:  May 15, 1998              By:/s/
                                    CHRIS WILLIFORD,
                                    Executive Vice President and
                                    Principal Accounting Officer