Form 10-Q
period 1998-06-30
ABRAXAS PETROLEUM CORP
filed 1998-08-14
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                          FORM 10-Q

        (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

        (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Nevada                                         74-2584033

        (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization              Identification Number)

        500 N. Loop 1604, East, Suite 100, San Antonio, Texas      78232
        (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code (210)  490-4788

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

        The number of shares of the issuer's common stock outstanding as of August 10, 1998, was:

               Class                                      Shares Outstanding

        Common Stock, $.01 Par Value                             6,261,618





                                     1 of 21

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 -   Financial Statements (Unaudited)
               Consolidated Balance Sheets - June 30, 1998
                      and December 31,1997.....................................3
               Consolidated Statements of Operations -
                      Three and Six Months Ended June 30, 1998 and 1997........5
               Consolidated Statement of  Stockholders Equity
                      June 30, 1998 and December 31, 1997......................6
               Consolidated Statements of Cash Flows -
                      Six Months Ended June 30, 1998 and 1997..................7
               Notes to Consolidated Financial Statements......................9

                                           PART II
                                      OTHER INFORMATION

ITEM 1 -   Legal proceedings..................................................20
ITEM 2 -   Changes in Securities..............................................20
ITEM 3 -   Defaults Upon Senior Securities....................................20
ITEM 4 -   Submission of Matters to a Vote of Security Holders................20
ITEM 5 -   Other Information..................................................20
ITEM 6 -   Exhibits and Reports on Form 8-K...................................20
           Signatures ........................................................21

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                        June 30      December 31
                                                          1998          1997
                                                       (Unaudited)
                                                       -------------------------
                                                               (In Thousands)
Assets
Current assets:
  Cash ...............................................    $  1,281     $  2,836
  Accounts receivable, less allowances
    for doubtful accounts:
      Joint owners ...................................       2,433        2,149
      Oil and gas production .........................       5,574       11,194
      Affiliates, Officers, and Stockholders .........        --             42
      Other ..........................................       1,706        1,217
                                                          --------     --------
                                                             9,713       14,602

  Equipment inventory ................................         482          367
  Other current assets ...............................         683          508
                                                          --------     --------
Total current assets .................................      12,159       18,313

Property and equipment ...............................     412,701      385,442
  Less accumulated depreciation,
    depletion and amortization: ......................      91,325       74,597
                                                          --------     --------
      Net  property  and  equipment  based  on
      the  full  cost  method  of accounting for
      oil and gas properties,  of which $11,519
      and $12,584 at December 31, 1997
      and June 30, 1998, respectively,
      were excluded from amortization ................     321,376      310,845

Deferred financing fees, net of
  accumulated amortization of $1,540
  and $2,175 at December 31, 1997 and
  June 30, 1998, respectively ........................       8,953        8,072

Restricted cash ......................................          40           40
Other assets .........................................       1,254        1,258
                                                          --------     --------
  Total assets .......................................    $343,782     $338,528
                                                          ========     ========

           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                        June 30      December 31
                                                          1998          1997
                                                       (Unaudited)
                                                       -------------------------
                                                             (In Thousands)
Liabilities and Shareholder's Equity
Current liabilities
  Accounts payable ...............................     $   6,642      $  17,120
  Oil and gas production payable .................         2,591          2,819
  Accrued interest ...............................         5,458          4,622
  Income tax payable .............................           339            164
  Other accrued expenses .........................           896          2,732
                                                       ---------      ---------
   Total current liabilities .....................        15,926         27,457

  Long-term debt:
    Senior notes .................................       275,000        215,000
    Credit facility ..............................           100         31,500
    Other ........................................         2,054          2,117
                                                       ---------      ---------
                                                         277,154        248,617


Premium on Senior Notes ..........................         3,471           --

Deferred income taxes ............................        25,194         27,751
Minority interest in foreign
 subsidiary ......................................         4,641          4,813

Future site restoration ..........................         3,269          3,077

Shareholders' equity:
  Common Stock, par value $.01 per share-
    authorized 50,000,000 shares; issued,
    6,430,378 and 6,422,540 shares at
    June 30, 1998 and December 31, 1997,
    respectively .................................            63             63
  Additional paid-in capital .....................        51,248         51,118
  Accumulated deficit ............................       (29,862)       (19,185)
Treasury stock, at cost, 73,760 and
    53,023 shares at June 30, 1998 and
    December 31, 1997, respectively ..............          (586)          (281)
Accumulated other comprehensive income (loss) ....        (6,736)        (4,902)
                                                       ---------      ---------
Total shareholders' equity .......................        14,127         26,813
                                                       ---------      ---------
Total liabilities and shareholders' equity .......     $ 343,782      $ 338,528
                                                       =========      =========




                 See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Months Ended       Six Months Ended
                                                   June 30                 June 30

                                             (In thousands except share and per share data)
                                             ==============================================
                                                1998       1997        1998        1997
                                             ==============================================
Revenue:
   Oil & gas production sales ............   $ 13,953    $ 14,634    $ 28,608    $ 32,544
   Processing revenue ....................        966         841       1,701       1,837
   Rig revenues ..........................        122          53         238         106
   Other .................................        430         244       1,663         501
                                             --------    --------    --------    --------
                                               15,471      15,772      32,210      34,988

Operating costs and expenses:
   Lease operating and production taxes ..      4,154       3,433       8,518       6,782
   Gas processing costs ..................        247         302         522         714
   Depreciation, depletion and
     amortization ........................      8,971       6,721      17,223      13,395
   General and administrative ............      1,386       1,146       2,689       2,084
   Rig Operations ........................        136          80         258         132
                                             --------    --------    --------    --------
                                               14,894      11,682      29,210      23,107
                                             --------    --------    --------    --------
Operating Income .........................        577       4,090       3,000      11,881

Other (income) expense
   Interest income .......................       (172)       (297)       (308)       (393)
   Interest expense ......................      7,749       6,288      15,265      12,372
   Amortization of deferred financing fees        308         296         635         593
   Other .................................       --            94        --           126
                                             --------    --------    --------    --------
                                                7,885       6,381      15,592      12,698
                                             --------    --------    --------    --------
Income (loss) from operations before taxes     (7,308)     (2,291)    (12,592)       (817)
Income tax expense (benefit)
    Current ..............................         24          95          84         115
    Deferred .............................     (1,133)       (503)     (1,828)       (503)
Minority interest in income (loss)
    of consolidated foreign subsidiary ...        (94)        127        (171)        127
                                             --------    --------    --------    --------
Net income (loss) ........................     (6,105)     (2,010)    (10,677)       (556)
Less dividend requirement on cumulative
    preferred stock ......................       --            92        --           183
                                             --------    --------    --------    --------
Net income (loss) applicable to common
stock ....................................   $ (6,105)   $ (2,102)   $(10,677)   $   (739)
                                             ========    ========    ========    ========

Earnings (loss) per share:

    Net income (loss) per common share ...   $   (.96)   $   (.37)   $  (1.68)   $   (.13)
                                             ========    ========    ========    ========
   Net income (loss) per common
      share - assuming dilution ..........   $   (.96)   $   (.37)   $  (1.68)   $   (.13)
                                             ========    ========    ========    ========


                 See accompanying notes to consolidated financial statements

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands except share amounts)




                                                                                                  Accumulated
                                    Common Stock      Treasury Stock     Additional                  Other
                                ------------------- -----------------     Paid_In    Accumulated  Comprehensive
                                  Shares    Amount   Shares    Amount     Capital      Deficit    Income (Loss)    Total
                                ---------- -------- --------- --------- ----------- ------------ -------------- ------------
Balance at December 31, 1997 .   6,422,540   $  63    53,023   $  281    $  51,118   $  (19,185)   $    (4,902)   $  26,813
Comprehensive income (loss):
  Net Loss ...................        --       --       --        --           --       (10,677)          --        (10,677)
  Other comprehensive income:
    Foreign currency
        translation adjustment        --       --       --        --           --           --          (1,834)      (1,834)
                                                                                                                   ---------
Comprehensive income (loss) ..        --       --       --        --           --           --             --       (12,511)
Issuance of common stock for
  compensation ...............       4,838     --    (18,263)     (94)         114          --             --           208
Stock options exercised ......       3,000     --       --        --            16          --             --            16
Purchase of Treasury Stock ...        --       --     39,000      399         --           --             --          (399)
                                 ---------   ------  --------  --------   ---------   ----------    -----------    ---------
Balance at June 30, 1998 .....   6,430,378   $  63    73,760    $  586    $ 51,248   $  (29,862)   $    (6,736)   $  14,127
                                 =========   ======  ========  ========   =========   ==========    ===========    =========



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                         Six Months Ended
                                                             June 30
                                                      =====================
                                                        1998         1997
                                                      =====================
                                                           (In Thousands)
Operating Activities
Net income (loss) .................................   $(10,677)   $   (556)

Adjustments to reconcile  net income (loss) to net
   cash provided (used) by operating activities:
  Minority interest in income of foreign subsidiary       (171)        127
  Depreciation, depletion, and amortization .......     17,223      13,395
  Amortization of deferred financing fees .........        635         593
  Amortization of premium on Senior Notes .........       (289)       --
  Deferred income tax benefit .....................     (1,828)       (503)
  Issuance of common stock for compensation .......        207         225

  Changes in operating assets and liabilities:
  Accounts receivable .............................      4,771       1,501
   Equipment inventory ............................       (115)       (268)
  Other assets ....................................       (270)        (20)
  Accounts payable and accrued expenses ...........    (11,465)        393
                                                      --------    --------
Net cash provided (used) by operating activities ..     (1,979)     14,887


Investing Activities
Capital expenditures, including purchases and
    development of properties .....................    (30,622)    (24,986)
Proceeds from sale of oil and gas producing
    properties ....................................        621       9,655
                                                      --------    --------
Net cash used in investing activities .............   $(30,001)   $(15,331)










           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)



                                                         Six Months Ended
                                                             June 30
                                                      =====================
                                                        1998         1997
                                                      =====================
                                                           (In Thousands)
Financing Activities
Issuance of common stock .........................   $     19    $   --
Purchase of treasury stock .......................       (399)       --
Dividends paid on preferred stock ................       --          (183)
Proceeds from long term borrowings ...............     60,230          72
Premium from issuance of Senior Notes ............      3,616        --
Payments on long-term borrowings .................    (31,426)       --
Increase in long term liabilities ................       --           100
Deferred financing fees ..........................     (1,565)        (26)
                                                     --------    --------
Net cash provided (used) by financing activities .     30,475         (37)
Effect of exchange rate changes on cash ..........        (50)       --
                                                     --------    --------
Decrease in cash .................................     (1,555)       (481)

Cash at beginning of period ......................      2,876       8,380
                                                     --------    --------

Cash at end of period, including restricted cash .   $  1,321    $  7,899
                                                     ========    ========

Supplemental disclosures of cash flow information:
Interest paid ....................................   $ 14,453    $ 11,586
                                                     ========    ========














           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1998

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

        The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary Canadian Abraxas Petroleum Ltd. ("Canadian Abraxas"), and its 48% owned foreign subsidiary Grey Wolf Exploration, Inc. ("Grey Wolf"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf.

        Canadian Abraxas and Grey Wolf assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.

Note 2. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                ----------------------------   ---------------------------
                                                     1998           1997          1998             1997
                                                -------------   ------------   ------------   ------------
Numerator:
  Net income (loss) ..........................   $    (6,105)   $    (2,010)   $   (10,677)   $      (566)
  Preferred stock dividends ..................          --               92           --              183
                                                 -----------    -----------    -----------    -----------
  Numerator for basic  earnings per share -
  income (loss) available to common
  stockholders ...............................        (6,105)        (2,102)       (10,677)          (739)

  Effect of dilutive securities:
    Preferred stock dividends ................          --             --             --             --
                                                 -----------    -----------    -----------    -----------

  Numerator for diluted earnings per
   share-income available to common
   stockholders after assumed conversions ....        (6,105)        (2,102)       (10,677)          (739)

Denominator:
  Denominator  for basic earnings per share -
    weighted-average shares ..................     6,356,618      5,754,584      6,356,207      5,746,899

  Effect of dilutive securities:
    Stock options and warrants ...............          --             --             --             --
    Convertible preferred stock ..............          --             --             --             --
    Assumed issuance under the CVR
      Agreement ..............................          --             --             --             --
                                                 -----------    -----------    -----------    -----------
                                                        --             --             --             --
                                                 -----------    -----------    -----------    -----------
Dilutive potential common shares
  Denominator  for diluted  earnings  per
  share - adjusted weighted-average shares and
  assumed conversions ........................     6,356,618      5,754,584      6,356,207      5,746,899

  Basic earnings (loss) per share:
    Income (loss) ............................   $      (.96)   $      (.37)   $     (1.68)   $      (.13)
                                                 ===========    ===========    ===========    ===========
  Diluted earnings (loss) per share:
    Income (loss) ............................   $      (.96)   $      (.37)   $     (1.68)   $      (.13)
                                                 ===========    ===========    ===========    ===========


        For the three months and six months ended June 30, 1998, none of the shares issuable in connection with stock options or warrants are included in diluted shares. For the three months and six months ended June 30, 1997, none of shares issuable in connection with stock options, warrants, conversion of preferred stock or assumed issuance under the CVR Agreement are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in that period.

Note 3.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

        The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of the Company at June 30, 1998. Canadian Abraxas is jointly and severally liable with the Company for the entire balance of the Company's and Canadian Abraxas' 11.5% Senior Notes due 2004 (the "Notes") ($275,000,000), of which $84,612,000 was utilized by Canadian Abraxas in connection with the acquisition of Canadian Gas Gathering Systems, Inc ("CGGS"). The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas because management has determined that such information is not material to the holders of the Notes and the Company's Common Stock.



                   Assets                   Liabilities and Shareholders Equity
--------------------------------------- ----------------------------------------
                                 (In Thousands)

Total current assets       $     3,629  Total current liabilities    $   2,867
Oil and gas properties         109,947  11.5% Senior Notes due 2004     74,682
Other assets                     3,481  Note payable to Abraxas
                           -----------    Petroleum Corporation         25,650
                           $   117,057  Other liabilities               28,073
                           ===========  Shareholder's equity           (14,215)
                                                                     ----------
                                                                     $ 117,057
                                                                     ==========
                               Three Months            Six Months
                               June 30, 1998          June 30, 1998

Revenues                      $    5,436                $  10,410
Operating costs & expenses        (5,338)                 (10,258)
Interest expense                  (2,844)                  (5,199)
Income tax benefit                 1,040                    1,641
                             ------------               ----------
 Net Loss                     $   (1,706)               $  (3,406)
                             ============               ==========



Note 4.  Contingencies

        In May 1995, certain plaintiffs filed a lawsuit against the Company alleging negligence and gross negligence, tortuous interference with contract, conversion and waste. In May 1998, a jury found against the Company in the amount of $1,332,000 plus attorney's fees and pre-judgment interest. On May 22, 1998 final judgment in the amount of $890,270 was entered. The Company has filed various post-judgment motions including a motion for judgment notwithstanding the verdict and a motion for new trial. On July 31, 1998 a hearing was held on the Company motion for a new trial. The motion was taken under advisement by the judge. No ruling has been made as of August 10, 1998. If necessary, the Company will also file an appeal. Management believes, based on the advice of legal counsel, that the plaintiffs' claims are without merit and that damages should not be recoverable under this action; however, the ultimate effect on the Company's financial position and results of operations cannot be determined at this time. The Company has not established a reserve for this matter at June 30, 1998.

   Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 1998, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 5. Subsequent Event

   On August 6, 1998, the Company's 48% owned and publicly traded Canadian subsidiary, Grey Wolf Exploration, Inc., completed a 50 million common share offering at $0.32 CDN per share raising 16 million CDN. The Company subscribed for 50% of the issue in order to maintain its common stock ownership position in Grey Wolf.

   Proceeds from the offering combined with funds from Grey Wolf's existing bank lines of credit were utilized to complete the acquisition of certain oil and natural gas properties from the Company's 100% owned Canadian subsidiary, Canadian Abraxas Petroleum Limited, for $21.75 million CDN.

   Upon completion of the offering and after all intercompany transactions, the Company netted approximately $10 million US which will be used to partially fund budgeted capital expenditures for the balance of 1998.

Note 6.  Reclassifications

   Certain balances for 1997 have been reclassified for comparative purposes.

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

                                          Three Months Ended   Six Months Ended
                                              June 30             June 30
                                          -------------------------------------
                                            1998     1997      1998      1997
                                          -------------------------------------
Operating Revenue (in thousands):
Crude Oil Sales .......................   $ 2,514   $ 4,602   $ 5,394   $ 9,101
Natural Gas Sales .....................     9,832     7,516    19,618    17,848
Natural Gas Liquids Sales .............     1,607     2,516     3,596     5,595
Processing Revenue ....................       965       841     1,701     1,837
Rig Operations ........................       122        53       238       106
Other .................................       431       244     1,663       501
                                          -------   -------   -------   -------
                                          $15,471   $15,772   $32,210   $34,988
                                          =======   =======   =======   =======

Operating Income (in thousands) .......   $   577   $ 4,090   $ 3,000   $11,881
Crude Oil Production (MBBLS) ..........       188       252       387       470
Natural Gas Production (MMCFS) ........     6,340     5,088    12,479    10,026
Natural Gas Liquids Production (MBBLS)        236       268       477       506
Average Crude Oil Sales Price ($/BBL) .   $ 13.39   $ 18.26   $ 13.95   $ 19.36
Average Natural Gas Sales Price ($/MCF)   $  1.55   $  1.48   $  1.57   $  1.78
Average Liquids Sales Price ($/BBL) ...   $  6.82   $  9.40   $  7.54   $ 11.06



Comparison  of Three  Months  Ended June 30, 1998 to Three Months Ended June 30,
1997

   Operating Revenue. During the three months ended June 30, 1998, operating revenue from crude oil, natural gas and natural gas liquid sales decreased by 4.11% from $14.6 million in the three months ended June 30, 1997 to $14.0 million for the same period in 1998. Revenue for the three months was negatively impacted by $1.8 million due to lower crude oil and natural gas liquids prices. Average sales prices were $13.39 per Bbl of crude oil and $6.82 per Bbl of natural gas liquid for the quarter ended June 30, 1998 compared with $18.26 per Bbl of crude oil, $9.40 per Bbl of natural gas liquid in the same period of 1997. The impact of lower commodity prices was partially offset by increased natural gas production. Increased natural gas production contributed $1.2 million for the three months ended June 30, 1998. Natural gas volumes increased 24.6% from 5,088 MMCFs for the period ended June 30,1997 to 6,340 MMCFs for the same period in 1998. The increase in natural gas volumes was primarily attributable to the Company's ongoing development program. Crude oil and natural gas liquids volumes declined 18.5% for the three month period ended June 30, 1998 compared to the same period of 1997. The decline in crude oil volumes from 252 MBBLs in 1997 to 188 MBBLs in 1998 is primarily as the result of the emphasis of the Company's development program away from crude oil projects, due to the dramatic decline in crude oil prices during 1998. Natural gas liquid volumes declined 11.9% from 268 MBBLs for the three months ended June 30, 1997 to 236 MBBLs for the same period of 1998. This decrease is due to declines in natural gas volumes in operating areas in which the Company's natural gas is processed.

   Other operating revenue increased from $244,000 for the three months ended June 30, 1997 to $431,000 for the same period of 1998. The increase was due primarily to a refund of prior year ad valorem taxes.

   Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended June 30, 1998 increased to $4.4 million compared to $3.7 million for the same period in 1997. The increase in LOE was primarily due to the greater number of wells owned by the Company during the period ended June 30, 1998 compared to the same period of 1997. The Company's LOE on a per MCFE basis for the three months ended June 30, 1998 was $0.47 compared to $0.42 for the same period of 1997. The increase on a MCFE basis was due to a general increase in the cost of services from 1997 to 1998.

   G&A Expenses. G&A expenses increased from $1.1 million for the three months ended June 30, 1997 to $1.4 million for the same period of 1998. The increase was primarily due to the hiring of additional staff to manage and develop the Company's properties. G&A expense on a per MCFE basis increased from $0.14 for the quarter ended June 30, 1997 to $0.16 for the same period of 1998.

   Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense increased by $2.3 million to $9.0 million for the three months ended June 30, 1998, from $6.7 million in the same period of 1997. The Company's DD&A on a per MCFE basis for the three months ended June 30, 1998 was $1.01 per MCFE compared to $0.82 in 1997. The per MCFE increase was due to higher finding costs added to the full cost pool in 1997 and the loss of liquids reserves at June 30, 1998 resulting from low commodity prices forcing some of the Company's oil properties to their economic limits much sooner.

   Interest Expense and Preferred Dividends. Interest expense and preferred dividends ("Interest and Dividends") increased to $7.7 million for the first three months of 1998 from $6.4 million for the same period of 1997. This increase is attributable to increased borrowings by the Company during the first quarter of 1998. Long-term debt increased from $215.2 million at June 30, 1997 to $277.2 million at June 30, 1998, as a result of the Company's issuing an additional $60.0 million of its 11.5% Senior Notes due 2004, Series C ("Series C Notes") in January 1998. Preferred dividends were eliminated on July 1, 1997 as the result of the conversion of all outstanding preferred stock into Abraxas Common Stock.

Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997

   Operating Revenue. During the six months ended June 30, 1998, operating revenue from crude oil, natural gas and natural gas liquid sales decreased $3.9 million from $32.5 million in the six months ended June 30, 1997 to $28.6 million for the same period in 1998. Revenue for the six months was negatively imparted by $7.6 million due to lower commodity prices. Average sales prices were $13.95 per Bbl of crude oil, $1.57 per MCF of natural gas and $13.95 per Bbl of natural gas liquids for the six months ended June 30, 1998 compared with $19.36 per Bbl of crude oil, $1.78 per MCF of natural gas and $11.06 per Bbl of natural gas liquids in the same period of 1997. The impact of lower commodity prices was partially offset by increased natural gas production. Increased natural gas production contributed $4.4 million for the first six months of 1998. Declines in volumes of crude oil and natural gas liquids had a negative impact of $1.9 million for the six months ended June 30, 1998. Crude oil volumes declined by 17.7% for the first six months of 1998 to 386.7 MBBLs from 470.1 MBBLs during the same period of 1997. The decline in crude oil production was primarily the result of a shift in the emphasis of the Company's development program away from crude oil projects due to the drastic decline in crude oil prices.

   Lease Operating Expenses. LOE and natural gas processing expenses were $9.0 million for six months ended June 30, 1998 compared to $7.5 million for the same period in 1997. The increase of $1.5 million was due to an increase in the number of wells the Company owned as of June 30, 1998 compared to the same period of the prior year. LOE on a per MCFE basis increased to $0.48 per MCFE for the six months ended June 30, 1998 from $0..43 for the same period of 1997. The increase per MCFE was due to a general increase in the cost of services from 1997 to 1998.

   G&A Expenses. G&A expenses increased from $2.1 million for the six months ended June 30, 1997 to $2.7 million for the same period of 1998. The increase is primarily due to the hiring of additional staff to manage and develop the Company's properties. G&A expense on a per MCFE basis increased to $0.15 per MCFE from $0.13 for the same period of 1997.

   Depreciation, Depletion and Amortization Expenses. Due to the increase in sales volumes of crude oil and natural gas, DD&A expense increased $3.8 million to $17.2 million for the six months ended June 30, 1998, from $13.4 million for the same period of 1997. DD&A expense on a per MCFE basis was $0.98 per MCFE for the six months ended June 30, 1998 compared to $0.84 per MCFE for the six months ended June 30, 1997. The increase on a per MCFE basis was due to higher finding cost during 1997 and and the loss of liquids reserves at June 30, 1998 resulting from low commodity prices forcing some of the Company's oil properties to their economic limits much sooner

   Interest Expense and Preferred Dividends. Interest and Dividends increased to $15.3 million for the six months ended June 30, 1998 from $12.6 million for the six months ended June 30, 1997. The increase was due to increased levels of borrowings by the Company during the first six months of 1998. Long-term debt increased from $215.1 million as June 30, 1997 to $248.6 million at June 30, 1998, as a result of the company's issuing the Series C Notes. Preferred dividends were eliminated on July 1, 1997 as the result of the conversion of all outstanding preferred stock into Abraxas Common Stock.

   General . The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids produced by the Company. The prices of natural gas, crude oil and natural gas liquids received by the Company declined during the first half of 1998. The average natural gas price realized by the Company declined to $1.57 per MCF during the first six months of 1998 compared with $1.78 per MCF during the same period of 1997. Crude oil prices declined from $19.36 per BBL during the first six months of 1997, to $13.95 per BBL for the same period of 1998. Natural gas liquids prices declined to $7.54 per BBL compared to $11.06 per BBL in the first half of 1997. In addition, the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil, natural gas and natural gas liquids prices remain at depressed levels or if the Company's production levels decrease, the Company's revenues, cash flow from operations and profitability will be materially adversely affected.

Liquidity and Capital Resources

   General: Capital expenditures excluding property divestitures during the six months ended June 30, 1998 were $30.6 million compared to $24.9 million during the same period of 1997. The table below sets forth the components of these capital expenditures on a historical basis for the six months ended June 30, 1998 and 1997.

                                        Six Months Ended
                                            June 30
                                      ------------------
                                         1998      1997
                                      ------------------
Expenditure category (in thousands):
  Acquisitions .....................   $ 2,400   $  --
  Development ......................    28,000    24,600
  Facilities and other .............       200       300
                                       -------   -------
Total ..............................   $30,600   $24,900
                                       =======   =======

   At June 30, 1998, the Company had current assets of $12.2 million and current liabilities of $15.9 million resulting in a working capital deficit of $3.7 million. This compares to a working capital deficit of $9.2 million at December 31, 1997 and working capital of $4.5 million at June 30, 1997. The material components of the Company's current liabilities at June 30, 1998 include trade accounts payable of $6.6 million, revenues due third parties of $2.6 million and accrued interest of $5.5 million.

   Operating activities during the six months ended June 30, 1998 used $2.0 million cash to the Company compared to providing $14.9 million in the same period in 1997. Net income plus non-cash expense items during 1998 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities required $30.0 million net during the first six months of 1998, $28.0 million was utilized for the development of crude oil and natural gas properties and other facilities, and $2.4 million for acquisition of oil and gas properties. This compares to $24.9 million required during the same period of 1997. $24.6 million was utilized for the development of crude oil and natural gas properties and other facilities. Financing activities provided $30.5 million for the first six months of 1998 compared to requiring $370,000 for the same period of 1997. Financing activities include $60 million proceeds from the sale of the Series C Notes in January 1998, and the corresponding premium associated with the Series C Notes, the net proceeds from the sale of the Series C Notes were used in part to repay the outstanding indebtedness under the Company's Credit Facility ("Credit Facility"), except for $100,000 that remains outstanding.

   In August 1998, the Company's 48% owned Canadian subsidiary, Grey Wolf, completed a 50 million common share private placement offering raising $16 million CDN. The Company subscribed to 50% of the issue in order to maintain its ownership position in Grey Wolf. Proceeds from the offering, combined with Grey Wolf's existing bank line of credit were used to complete the acquisition of certain oil and gas properties from the Company's 100% owned Canadian subsidiary, Canadian Abraxas, for $21.75 million CDN. Upon completion of the offering and after all intercompany transactions the Company netted approximately $10 million US which will be used to partially fund budgeted capital expenditures for the balance of 1998.

   The Company's current budget for capital expenditures for the last six months of 1998 other than acquisition expenditures is approximately $28.0 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, but the Company currently has no agreements, arrangements or undertakings regarding any material acquisitions. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should commodity prices remain at depressed levels or decline further, reductions in the capital expenditure budget may be required.

   The Company will have three principal sources of liquidity during the next six months: (i) cash on hand, (ii) borrowing capacity under the Company's revolving credit facility and (iii) cash flow from operations. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net cash flow from operations plus availability under the Credit Facility will be adequate to fund operations and planned capital expenditures. The Company may also sell additional equity or debt securities in order to fund operations and planned capital expenditures as well as to finance future acquisitions.

   Long-Term Indebtedness: The Credit Facility has an availability of $39.2 million. As of June 30, 1998 there was $100,000 outstanding under the Credit Facility. The Credit Facility contains a number of covenants that, among other things, restricts the ability of the Company to (I) incur certain indebtedness or guarantee obligations, (ii) prepay other indebtedness including the Notes,
(iii) make investments, loans or advances, (iv) create certain liens, (v) make certain payments, dividends and distributions, (vi) merge with or sell assets to another person or liquidate, (vii) sell or discount receivables, (viii) engage in certain intercompany transactions and transactions with affiliates, (ix) change its business, (x) experience a change of control and (xi) make amendments to its charter, by-laws and other debt instruments. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including interest coverage ratios, maximum funded debt to EBITDA tests, minimum net worth tests and minimum working capital tests. As of June 30, 1998, the Company was not in compliance with the minimum net worth or the interest coverage ratio tests. The Company has received a waiver of these requirements.

      The Credit Facility contains customary events of default, including nonpayment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities and change of control. The Indenture (as defined below) also contains a number of covenants and events of default including covenants restricting, among other things, the Company's and Canadian Abraxas' ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and events of default including nonpayment of principal or interest on the Notes, violation of covenants, cross default on other indebtedness, bankruptcy and material judgments.

      Commitments available under the Credit Facility are subject to borrowing base redeterminations to be performed semi-annually and, at the option of each of the Company and the lenders under the Credit Facility (the "Banks"), one additional time per year. Any outstanding principal balance in excess of the borrowing base will be due and payable in three equal monthly payments after a borrowing base redetermination. The borrowing base will be determined in the sole discretion of Bankers Trust Company ("BT"), subject to the approval of the Banks, based on the value of the Company's reserves as set forth in the reserve report of the Company's independent petroleum engineers, with consideration given to other assets and liabilities. The Credit Facility has an initial revolving term of two years (which expires in November 1998) and a reducing period of three years from the end of the initial two-year period. The commitment under the Credit Facility will be reduced during such reducing period by eleven equal quarterly reductions. Quarterly reductions will equal 8.2% per quarter with the remainder due at the end of the three-year reducing period.

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

   On November 14, 1996, the Company and Canadian Abraxas completed the sale of $215.0 million aggregate principal amount of Senior Notes due November 1, 2004, Series A which were exchanged for the Company's and Canadian Abraxas' 11.5% Senior Notes due 2004 Series B, (the "Series B Notes") in February 1997. In January 1998, the Company and Canadian Abraxas completed the sale of $60 million aggregate principal amount of Series C Notes. The Series B notes and the Series C Notes were exchanged for the Series D Notes ("the Notes") in June 1998. The Series D Notes are joint and several obligations of Abraxas and Canadian Abraxas. The indenture governing the Notes (the "Indenture") provides, among other things, that the Company may not, and may not cause or permit certain of its subsidiaries, including Canadian Abraxas, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas, guarantee any indebtedness of Abraxas or transfer any of its assets to Abraxas except for such encumbrances or restrictions existing under or by reason of: (i) applicable law; (ii) the Indenture; (iii) the Credit Facility; (iv) customary non-assignment provisions of any contract or any lease governing leasehold interests of such subsidiaries; (v) any instrument governing indebtedness assumed by the Company in an acquisition, which encumbrance or restriction is not applicable to such subsidiaries or the properties or assets of such subsidiaries other than the entity or the properties or assets of the entity so acquired; (vi) customary restrictions with respect to subsidiaries of the Company pursuant to an agreement that has been entered in to for the sale or disposition of capital stock or assets of such subsidiaries to be consummated in accordance with the terms of the Indenture solely in respect of the assets or capital stock to be sold or disposed of; (vii) any instrument governing certain liens permitted by the Indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or (viii) an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (ii), (iii) or (v) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the Notes in any material respect as determined by the Board of Directors of the Company in their reasonable and good faith judgment than the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (ii), (iii) or (v).

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

   In March 1998 the Company entered into a costless collar relating to 2,000 barrels a day of oil sales for the period April 1, 1998 through March 31, 1999. The agreement is tied to NYMEX prices. The Company is paid the difference between the average NYMEX price and $14.00 per barrel, when the average NYMEX price for the month is less than $14.00 per barrel. The Company must remit to the counterparty to the agreement the difference in the average NYMEX price during the month and $22.30 per barrel when the average NYMEX price exceeds $22.30 per barrel.

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

   Year 2000. The Company is assessing the impact of the Year 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information system infrastructure Year 2000 compliant. Based on existing information, the Company believes that anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company, nor will the Year 2000 issues cause any material adverse effect on the future business operations of the Company. There can be no assurance, however, as to the ultimate effect of the Year 2000 issue on the Company.

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

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on May 22, 1998 the following proposals were adopted by the margins indicated:

               1. Election of three directors for terms of these years, each to hold office until the expiration of his term in 2001 or until a successor shall have been elected & qualified.

                                                         Number of Shares
                                                    For                Withheld

                      James C. Phelps              4,491,835             19,327
                      Robert L.G. Watson           4,492,254             18,908
                      Chris E. Williford           4,491,254             19,908

                      Directors whose term continued after the meeting

                      Franklin A. Burke
                      Harold D. Carter
                      Robert D. Gershen
                      Richard M. Kleberg III
                      Paul A. Powell, Jr.
                      Richard M. Riggs

               2. Approval of the appointment of Ernst & Young LLP as the Company's auditors.

                                            Number of Shares
                                    For            Against       Abstain

                                    4,401,781      108,123       1,258

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibit 27 - Financial Data Schedule
         (b) Reports on Form 8-K
              None

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



   Date: August 14, 1998            By:/s/____________________
                                    ROBERT L.G. WATSON,
                                    President and Chief
                                    Executive Officer


   Date: August 14, 1998            By:/s/____________________
                                    CHRIS WILLIFORD,
                                    Executive Vice President and
                                    Principal Accounting Officer