Form 10-Q
period 1998-09-30
ABRAXAS PETROLEUM CORP
filed 1998-11-17
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                          FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
  ----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Nevada                                            74-2584033
        -------------------------------                ----------------------
        (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)                  Identification Number)

        500 N. Loop 1604, East, Suite 100, San Antonio, Texas    78232
        ------------------------------------------------------   ---------
        (Address of Principal Executive Offices)                 (Zip Code)

        Registrant's telephone number, including area code(210)  490-4788

                                 Not Applicable
(Former name,former address and former fiscal year,if changed since last report)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No __

        The number of shares of the issuer's common stock outstanding as of November 11, 1998, was:

               Class                                       Shares Outstanding

        Common Stock, $.01 Par Value                            6,259,363





                                     1 of 21

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 -   Financial Statements (Unaudited)
               Consolidated Balance Sheets - September 30, 1998
                      and December 31,1997.....................................3
               Consolidated Statements of Operations -
                      Three and Nine Months Ended
                      September 30, 1998 and 1997..............................5
               Consolidated Statement of  Stockholders Equity
                      September 30, 1998 and December 31, 1997.................6
               Consolidated Statements of Cash Flows -
                      Nine Months Ended September 30, 1998 and 1997............7
               Notes to Consolidated Financial Statements......................9

                                     PART II
                                OTHER INFORMATION

ITEM 1 -   Legal proceedings..................................................21
ITEM 2 -   Changes in Securities..............................................21
ITEM 3 -   Defaults Upon Senior Securities....................................21
ITEM 4 -   Submission of Matters to a Vote of Security Holders................21
ITEM 5 -   Other Information..................................................21
ITEM 6 -   Exhibits and Reports on Form 8-K...................................21
           Signatures ........................................................22


                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                  September 30,  December 31,
                                                       1998        1997
                                                  (Unaudited)
                                                  ------------ -------------
                                                      (In Thousands)
Assets
Current assets:
  Cash ...........................................   $ 11,268   $  2,836
  Accounts receivable, less allowances
for doubtful accounts:
          Joint owners ...........................      2,266      2,149
          Oil and gas production .................      4,427     11,194
          Affiliates, Officers, and
            Stockholders .........................         18         42
          Other ..................................      2,241      1,217
                                                     ---------   --------
                                                        8,952     14,602

  Property held for sale .........................     60,250         -
  Equipment inventory ............................        493        367
  Other current assets ...........................        185        508
                                                     ---------   --------
Total current assets .............................     81,148     18,313

Property and equipment ...........................    358,672    385,442
  Less accumulated depreciation, depletion
      and amortization: ..........................     98,708     74,597
                                                     ---------   --------
         Net  property  and  equipment  based
         on the  full  cost  method  of accounting
         for oil and gas properties, of which
         $11,519 at December 31,1997 and
         September 30, 1998 were excluded
         from amortization .......................    259,964    310,845

Deferred financing fees, net of accumulated
  Amortization of $1,540 and $2,453
   at December 31, 1997 and
  September 30, 1998, respectively ...............      8,656      8,072

Restricted cash ..................................         40         40
Other assets .....................................      1,222      1,258
                                                     ---------   --------
  Total assets ...................................   $351,030   $338,528
                                                     =========  =========




           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                  September 30,  December 31,
                                                       1998        1997
                                                  (Unaudited)
                                                  ------------ -------------
                                                      (In Thousands)
Liabilities and Shareholder's Equity
Current liabilities
  Accounts payable ..............................   $   9,450    $  17,120
  Oil and gas production payable ................       3,285        2,819
  Accrued interest ..............................      13,253        4,622
  Income tax payable ............................         162          164
  Other accrued expenses ........................       1,109        2,732
                                                     ---------    ---------
            Total current liabilities ...........      27,259       27,457

  Long-term debt:
    Senior notes ................................     275,000      215,000
    Credit facility .............................         100       31,500
    Other .......................................       7,076        2,117
                                                     ---------    ---------
                                                      282,176      248,617

Premium on Senior Notes .........................       3,471         --
Deferred income taxes ...........................      21,976       27,751
Minority interest in foreign subsidiary .........       9,392        4,813
Future site restoration .........................       3,279        3,077

Shareholders' equity:
  Common Stock, par value $.01 per share-
    authorized 50,000,000 shares; issued,
    6,430,378 and 6,422,540 shares at
    September 30, 1998 and December 31,
    1997, respectively ..........................          63           63
  Additional paid-in capital ....................      51,248       51,118
  Accumulated deficit ...........................     (35,657)     (19,185)
Treasury stock, at cost, 171,015 and
    53,023 shares at September 30, 1998 and
    December 31, 1997, respectively .............      (1,167)        (281)
Accumulated other comprehensive income (loss) ...     (11,010)      (4,902)
                                                     ---------    ---------
Total shareholders' equity ......................       3,477       26,813
                                                     ---------    ---------
Total liabilities and shareholders' equity ......   $ 351,030    $ 338,528
                                                     =========    =========





           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended        Nine Months Ended
                                                        September 30             September 30

                                                    (In thousands except share and per share data)
                                                     ============================================
                                                      1998         1997        1998       1997
                                                     ========    =========   =========   ========
Revenue:
   Oil & gas production sales ...................   $ 12,798    $ 14,376    $ 41,406    $ 46,920
   Processing revenue ...........................        668         956       2,369       2,793
   Rig revenues .................................        112         144         350         250
   Other ........................................        221         227       1,884         728
                                                     --------    ---------   ---------   --------
                                                      13,799      15,703      46,009      50,691

Operating costs and expenses:
   Lease operating and production taxes .........      4,012       3,822      12,530      10,604
   Gas processing costs .........................        335         477         857       1,191
   Depreciation, depletion and amortization .....      8,826       6,385      26,049      19,780
   General and administrative ...................      1,268       1,035       3,957       3,119
   Rig Operations ...............................        123          82         381         214
                                                     --------    ---------   ---------   --------
                                                      14,564      11,801      43,774      34,908
                                                     --------    ---------   ---------   --------
Operating Income ................................       (765)      3,902       2,235      15,783

Other (income) expense
   Interest income ..............................       (110)        (45)       (418)       (438)
   Interest expense .............................      7,530       6,385      22,795      18,757
   Amortization of deferred financing fees ......        278         340         913         933
   Other ........................................        --          (11)        --          115
                                                     --------    ---------   ---------   --------
                                                       7,698       6,669      23,290      19,367
                                                     --------    ---------   ---------   --------
Income (loss) from operations before taxes ......     (8,463)     (2,767)    (21,055)     (3,584)
Income tax expense (benefit)
    Current .....................................        124          41         208         156
    Deferred ....................................     (2,913)       (724)     (4,741)     (1,227)
Minority interest in income (loss)
    of consolidated foreign subsidiary ..........        121         (42)        (50)         85
                                                     --------    ---------   ---------   --------
Net income (loss) ...............................     (5,795)     (2,042)    (16,472)     (2,598)
Less dividend requirement on cumulative
    preferred stock .............................        --          --          --         (183)
                                                     --------    ---------   ---------   --------
Net (loss) applicable to common stock ...........   $ (5,795)   $ (2,042)   $(16,472)   $ (2,781)
                                                     ========    =========   =========   ========

Earnings (loss) per share:

    Net income (loss) per common share ..........   $   (.92)   $   (.33)   $  (2.60)  $    (.47)
                                                     ========    =========   =========   ========
    Net income (loss) per common
      share - assuming dilution .................   $   (.92)   $   (.33)   $  (2.60)  $    (.47)
                                                     ========    =========   =========   ========


           See accompanying notes to consolidated financial statements


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands except share amounts)




                                     Common Stock      Treasury Stock                           Accumulated
                                  ------------------ -------- ---------Additional                 Other
                                                                        Paid-In   Accumulated  Comprehensive
                                   Shares    Amount   Shares    Amount   Capital    Deficit    Income(loss)    Total
                                  --------- -------- -------- --------- --------- ------------ -------------- -----------
Balance at December 31, 1997 .    6,422,540  $  63    53,023  $   281   $ 51,118   $ (19,185)   $   (4,902)   $   26,813
Comprehensive income (loss):
  Net Loss ...................                                                       (16,472)                    (16,472)
  Other comprehensive income:
    Foreign currency
        translation adjustment                                                                      (6,108)       (6,108)
                                                                                                              -----------
Comprehensive income (loss)                                                                                      (22,580)
Issuance of common stock for
  Compensation ...............        4,838          (18,263)     (94)       114                                     208
Stock options exercised ......        3,000                                   16
Purchase of Treasury Stock ...                       136,255      980                                               (980)
                                 ==========    ===== ======== ========    =======    =========   ==========    ==========
Balance at September 30, 1998     6,430,378  $  63   171,015  $ 1,167   $ 51,248   $ (35,657)   $  (11,010)   $    3,477
                                 ==========    ===== ======== ========    =======    =========   ==========    ==========



           See accompanying notes to consolidated financial statements



                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                             Nine Months Ended
                                                                September 30
                                                           =====================
                                                             1998        1997
                                                           =========   =========
                                                              (In Thousands)
Operating Activities
Net loss ...............................................   $(16,472)   $ (2,598)

Adjustments to reconcile  net income  (loss)
  to net Cash  provided by (used)by
  operating activities:
  Minority interest in income of foreign subsidiary ....        (50)         85
  Depreciation, depletion, and amortization ............     26,049      19,780
  Amortization of deferred financing fees ..............        913         933
  Deferred income tax benefit ..........................     (4,741)     (1,227)
  Issuance of common stock for compensation ............        207         310

  Changes in operating assets and liabilities:
  Accounts receivable ..................................      3,254       3,404
  Equipment inventory ..................................       (126)         21
  Other assets .........................................        304         (18)
  Accounts payable and accrued expenses ................      3,315      11,920
  Oil and gas production payable .......................     (1,052)         32
                                                            --------    --------
Net cash provided by operating activities ..............     11,601      32,642

Investing Activities
Capital expenditures, including purchases and
    development of properties ..........................    (41,661)    (44,604)
Proceeds from sale of oil and gas producing
properties .............................................        272       8,978
                                                            --------    --------
Net cash used in investing activities ..................   $(41,389)   $(35,626)










           See accompanying notes to consolidated financial statements




                 Abraxas Petroleum Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)



                                                             Nine Months Ended
                                                                September 30
                                                           =====================
                                                             1998        1997
                                                           =========   =========
                                                              (In Thousands)
Financing Activities
Issuance of common stock ...............................   $  5,014    $     11
Purchase of treasury stock .............................       (980)       --
Dividends paid on preferred stock ......................       --          (182)
Proceeds from long term borrowings .....................     65,106       2,298
Premium from issuance of Senior Notes ..................      3,471        --
Payments on long-term borrowings .......................    (31,609)       --
Increase in long term liabilities ......................        202         156
Deferred financing fees ................................     (1,681)        (30)
                                                            --------    --------
Net cash provided (used) by financing activities .......     39,523       2,253
Effect of exchange rate changes on cash ................     (1,303)       --
                                                           --------    ---------
Increase (decrease)in cash .............................      8,432        (731)

Cash at beginning of period ............................      2,876       8,380
                                                           --------    ---------

Cash at end of period, including restricted cash .......   $ 11,308    $  7,649
                                                           ========    =========

Supplemental disclosures of cash flow information:
Interest paid ..........................................   $ 14,484    $ 12,594
                                                           =======-    =========














           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1998

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

Note 2. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                           --------------------------------  -------------------------------

                                                  1998              1997          1998           1997
                                             ------------      ------------   ------------   ------------
Numerator:
  Net income (loss) .......................  $    (5,795)      $    (2,042)   $   (16,472)   $    (2,598)
  Preferred stock dividends ...............         --                --             --              183
                                             ------------      ------------   ------------   ------------
  Numerator for basic earnings per
   share-income(loss) available to
   common stockholders ....................       (5,795)           (2,042)       (16,472)        (2,781)

  Effect of dilutive securities:
    Preferred stock dividends .............         --                --             --             --
                                             ------------      ------------   ------------   ------------
  Numerator  for diluted  earnings  per
   share-income available to common
   stockholders after assumed conversions .       (5,795)           (2,042)       (16,472)        (2,781)

Denominator:
  Denominator  for basic  earnings  per
share - weighted-average shares ...........    6,322,370         6,271,707      6,323,361      5,920,135

  Effect of dilutive securities:
    Stock options and warrants ............         --                --             --             --
    Convertible preferred stock ...........         --                --             --             --
                                             ------------      ------------   ------------   ------------
                                                    --                --             --             --
                                             ------------      ------------   ------------   ------------
  Dilutive potential common shares
    Denominator  for  diluted  earnings
    per share - adjusted weighted-average
    shares and assumed conversions ........    6,322,370         6,271,707      6,323,361      5,920,135

  Basic earnings (loss) per share:
    Income (loss) .........................  $      (.92)      $      (.33)   $    (2.60)    $      (.47)
                                             ===========       ============    ===========    ============

  Diluted earnings (loss) per share:
    Income (loss) .........................  $      (.92)      $      (.33)   $     (2.60)   $      (.47)
                                             ============      ============    ===========    ============


        For the three months and nine months ended September 30, 1998, none of the shares issuable in connection with stock options or warrants are included in diluted shares. For the three months and nine months ended September 30, 1997, shares issuable in connection with the conversion of preferred stock are also excluded from diluted shares. Inclusion of these shares would be antidilutive due to losses incurred.

Note 3.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

        The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of the Company at September 30, 1998. Canadian Abraxas is jointly and severally liable with the Company for the entire balance of the Company's and Canadian Abraxas' 11.5% Senior Notes due 2004 (the "Notes") ($275,000,000), of which $84,612,000 was utilized by Canadian Abraxas in connection with the acquisition of Canadian Gas Gathering Systems, Inc ("CGGS"). The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas because management has determined that such information is not material to the holders of the Notes and the Company's Common Stock.



             Assets                     Liabilities and Shareholders Equity
------------------------------------  ----------------------------------------

                                 (In Thousands)

Total current assets        $  11,965  Total current liabilities     $   5,201
Oil and gas properties         91,548  11.5% Senior Notes due 2004      74,682
Other assets                    3,522  Note payable to Abraxas
                             --------    Petroleum Corporation          21,144
                            $ 107,035  Other liabilities                24,685
                             ========  Shareholder's equity (deficit)  (18,677)
                                                                      ---------
                                                                     $ 107,035
                                                                      =========
                                 Three Months         Nine Months
                                 September 30,       September 30,
                                     1998                1998

Revenues                       $  3,806                $ 14,216
Operating costs & expenses        5,232                  15,490
Interest expense                  2,415                   7,614
Income tax benefit               (2,903)                 (4,544)
                                --------                --------
   Net loss                    $  (938)                $ (4,344)
                                ========                ========

Note 4.  Contingencies

        In May 1995, certain plaintiffs filed a lawsuit against the Company alleging negligence and gross negligence, tortuous interference with contract, conversion and waste. In May 1998, a jury found against the Company in the amount of $1,332,000 plus attorney's fees and pre-judgment interest. On May 22, 1998 final judgment in the amount of $890,270 was entered. The Company has filed various post-judgment motions including a motion for judgment notwithstanding the verdict and a motion for new trial. Management believes, based on the advice of legal counsel, that the plaintiffs' claims are without merit and that damages should not be recoverable under this action; however, the ultimate effect on the Company's financial position and results of operations cannot be determined at this time. The Company has not established a reserve for this matter at September 30, 1998.

   Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 1998, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 5. Subsequent Event

   On November 12, 1998 the Company announced a definitive agreement to sell its natural gas producing properties in the Wamsutter area of southwestern Wyoming's Green River Basin. A partnership between a wholly-owned subsidiary of the Company and a third party will acquire the reserves for approximately $60.2 million cash. The Company will continue to operate the properties and retain an equity position in the partnership. The effective date of the transaction is October 1, 1998 and it is expected to close before November 30, 1998.

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

                                            Three Months Ended    Nine Months Ended
                                              September 30           September 30
                                           -----------------------------------------
                                             1998        1997       1998      1997
                                          ------------------------------------------
Operating Revenue (in thousands):
Crude Oil Sales .......................   $  2,374    $  4,282   $  7,768   $ 13,383
Natural Gas Sales .....................      9,082       7,709     28,699     25,557
Natural Gas Liquids Sales .............      1,342       2,385      4,939      7,980
Processing Revenue ....................        668         956      2,370      2,793
Rig Operations ........................        112         144        350        250
Other .................................        221         227      1,883        728
                                          --------    --------   --------   --------
                                          $ 13,799    $ 15,703   $ 46,009   $ 50,691
                                          ========    ========   ========   ========

Operating Income (loss) (in thousands)    $   (765)   $  3,902   $  2,235   $ 15,783
Crude Oil Production (MBBLS) ..........        178         242        565        712
Natural Gas Production (MMCFS) ........      6,395       4,959     18,874     14,985
Natural Gas Liquids Production (MBBLS)         238         245        715        751
Average Crude Oil Sales Price ($/BBL) .   $  13.32    $  17.69   $  13.75   $  18.79
Average Natural Gas Sales Price ($/MCF)   $   1.42    $   1.55   $   1.52   $   1.71
Average Liquids Sales Price ($/BBL) ...   $   5.64    $   9.73   $   6.90   $  10.63


   Operating Revenue. During the first nine months of 1998, operating revenue from crude oil, natural gas and natural gas liquid sales decreased by 11.7% to $41.4 million as compared to $46.9 million for the same period of 1997. The decrease in revenue is due primarily to lower commodity prices. For the nine months ended September 30, 1998 the average sales prices were $13.75 per BBL of crude oil, $6.90 per BBL of natural gas liquid and $1.52 per MCF of natural gas compared to $18.79 per BBL of crude oil, $10.63 per BBL of natural gas liquid and $1.71 per MCF of natural gas in the same period of 1997. Lower prices negatively impacted revenue by $11.2 million for the nine month period, offset by $5.5 million, in increased revenue primarily as a result of increased natural gas volumes. Natural gas volumes increased 26% from 14,953 MMCFs for the first nine months of 1997 to 18,874 MMCFs for the same period of 1998. The increased volumes are attributable to the Company's ongoing exploration and development program. Crude oil and natural gas liquids volumes declined 12.5% during the first nine months of 1998 to 1,280 MBBLs compared to 1,463 MBBLs for the same period of 1997. Crude oil volumes declined 20.15% to 565 MBBLs for the first nine months of 1998 from 712 MBBLs for the same period of 1997. The decline in crude oil volumes is the result of the de-emphasis of the Company's oil exploration and development, due to the dramatic decline in crude oil prices. Natural gas liquid volumes declined 4.7% to 715 MBBLs for the first nine months of 1998 compared to 751 MBBLs for the same period of 1997. The decline in natural gas liquids volumes is due to a decline in gas volumes in operating areas where the Company is processing gas.

For the three months ended September 30, 1998, operating revenue from crude oil, natural gas and natural gas liquid sales decreased by 10.9% to $12.8 million compared to $14.4 million for the same period of 1997. The decrease in revenue is due primarily to lower commodity prices. For the three months ended September 30, 1998 the average sales prices were $13.32 per BBL of crude oil, $5.64 per BBL of natural gas liquid and $1.42 per MCF of natural gas compared to $17.69 per BBL of crude oil, $9.73 per BBL of natural gas liquid and $1.55 per MCF of natural gas in the same period of 1997. Lower prices negatively impacted revenue by $3.4 million for the three month period, offset by $1.8 million in increased revenue primarily as a result of increased natural gas volumes. Natural gas volumes increased 29% from 4,959 MMCFs for the first three months of 1997 to 6,395 MMCFs for the same period of 1998. The increased volumes are attributable to the Company's ongoing exploration and development program. Crude oil and natural gas liquids volumes declined 14.6% during the first three months of 1998 to 416 MBBLs compared to 487 MBBLs for the same period of 1997. Crude oil volumes declined 26.4% to 178 MBBLs for the first three months of 1998 from 242 MBBLs for the same period of 1997. The decline in crude oil volumes is the result of the de-emphasis of the Company's oil exploration and development program, due to the dramatic decline in crude oil prices. Natural gas liquid volumes declined 2.8% to 238 MBBLs for the first three months of 1998 compared to 245 MBBLs for the same period of 1997. The decline in natural gas liquids volumes is due to a decline in gas volumes in operating areas where the Company is processing gas.

   Lease Operating Expenses. Lease operating expenses ("LOE") and natural gas processing costs for the nine months ended September 30, 1998 increased to $13.4 million compared to $11.8 million for the same period in 1997. The Company's LOE on a per MCFE basis for the nine months ended September 30, 1998 was $0.47 compared to $0.45 for the same period of 1997. The increase in LOE was primarily due to the greater number of wells owned by the Company during the period ended September 30, 1998 compared to the same period of 1997. The increase on a per MCFE basis is due to a general increase in the cost of services from 1997 to 1998. For the three months ended September 30, 1998 LOE and natural gas processing cost remained constant at $4.3 million. For the three month period LOE on a per MCFE basis was $0.45 compared to $0.48 for the same period of 1997. The decrease on a MCFE basis for the three month period was primarily due to a general decrease in the cost of services from 1997 to 1998, as a result of decreased demand caused by the continued weakness in commodity prices.

   G&A Expenses. G&A expenses for the first nine months of 1998 increased to $3.9 million compared to $3.1 million for the same period of 1997. G&A expense on a per MCFE basis increased from $0.13 for the nine months September 30, 1997 to $0.15 for the same period of 1998 The increase was primarily due to the hiring of additional staff to manage and develop the Company's properties. For the three months ended September 30, 1998 G&A expense increased to $1.3 million compared to $1.0 million for the same period of 1997. G&A expense on a per MCFE basis remained constant at $0.13 for the quarter ended September 30, 1998 compared to the same period of 1997.

   Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense increased by $6.3 million to $26.0 million for the first nine months of 1998 from $19.8 million in the same period of 1997. The Company's DD&A on a per MCFE basis for the nine months ended September 30, 1998 was $0.98 per MCFE compared to $0.83 in 1997. For the three months ended

September 30, 1998 DD&A increased $2.4 million to $8.8 million compared to $6.4 million for the same period of 1997. DD&A on a per MCFE basis for the three month period of 1998 was $0.99 compared to $0.81 for the same period of 1997. The per MCFE increase was due to higher finding costs added to the full cost pool in 1997 and the loss of liquids reserves at September 30, 1998 resulting from low commodity prices forcing some of the Company's oil properties to their economic limits much sooner.

   Interest Expense and Preferred Dividends. Interest expense and preferred dividends ("Interest and Dividends") increased to $22.8 million for the first nine months of 1998 from $18.9 million for the same period of 1997. For the three months ended September 30, 1998 interest expense increased from $6.4 million to $7.5 million. Long-term debt increased from $217.3 million at September 30, 1997 to $282.2 million at September 30, 1998, as a result of the Company's issuing an additional $60.0 million of its 11.5% Senior Notes due 2004, Series C ("Series C Notes") in January 1998. Preferred dividends were eliminated on July 1, 1997 as the result of the conversion of all outstanding preferred stock into Abraxas Common Stock.


   General . The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids produced by the Company. The prices of natural gas, crude oil and natural gas liquids received by the Company declined during the first nine months of 1998. The average natural gas price realized by the Company declined to $1.52 per MCF during the first nine months of 1998 compared with $1.71 per MCF during the same period of 1997. Crude oil prices declined from a realized average of $18.79 per BBL during the first nine months of 1997, to a realized average of $13.75 per BBL for the same period of 1998. Natural gas liquids prices declined to a realized average of $6.90 per BBL compared to a realized average of $10.63 per BBL in the first nine months of 1997. In addition, the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil, natural gas and natural gas liquids prices remain at depressed levels or decline further or if the Company's production levels decrease, the Company's revenues, cash flow from operations and profitability will be adversely affected.

Liquidity and Capital Resources

   General: Capital expenditures excluding property divestitures during the nine months ended September 30, 1998 were $41.6 million compared to $44.6 million during the same period of 1997. The table below sets forth the components of these capital expenditures on a historical basis for the nine months ended September 30, 1998 and 1997.



                                            Nine Months Ended
                                              September 30
                                       ---------------------------
                                          1998            1997
                                       -------------- ------------
Expenditure category (in thousands):
  Acquisitions                         $   2,400       $    2,067
  Development                             35,475           41,980
  Facilities and other                     3,786              557
                                       ===========     ===========
Total                                  $  41,661       $   44,604
                                       ===========     ===========

   At September 30, 1998, the Company had current assets of $81.1 million and current liabilities of $27.3 million resulting in working capital of $53.8 million. This compares to a working capital deficit of $9.2 million at December 31, 1997 and working capital of $9.6 million at September 30, 1997. The material components of the Company's current assets are cash $11.3 million, accounts receivable of $9.0 million and property held for sale of $60.2 million. Property held for sale represents the reclassification of oil and gas properties that are subject to a definitive agreement to sell. The agreement to sell these properties was announced by the Company on November 12, 1998. The Company will receive $60.2 million for the properties upon closing of the transaction, expected to be before November 30, 1998. The material components of the Company's current liabilities at September 30, 1998 include trade accounts payable of $9.5 million, revenues due third parties of $3.3 million and accrued interest of $13.3 million.

   Operating activities during the nine months ended September 30, 1998 provided $11.6 million cash to the Company compared to providing $14.9 million in the same period in 1997. Net income plus non-cash expense items during 1998 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities required $41.3 million net during the first nine months of 1998, primarily utilized for the development of crude oil and natural gas properties and other facilities. This compares to $24.9 million required during the same period of 1997. $24.6 million was utilized for the development of crude oil and natural gas properties and other facilities. Financing activities provided $39.5 million for the first nine months of 1998 compared to $3.3 million for the same period of 1997. Financing activities include $60 million proceeds from the sale of the Series C Notes in January 1998 and the corresponding premium associated with the Series C Notes, the net proceeds from the sale of the Series C Notes were used in part to repay the outstanding indebtedness under the Company's Credit Facility ("Credit Facility"), except for $100,000 that remains outstanding.

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

   The Company's current budget for capital expenditures for the last three months of 1998 other than acquisition expenditures is approximately $12 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, but the Company currently has no agreements, arrangements or undertakings regarding any material acquisitions. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should commodity prices remain at depressed levels or decline further, reductions in the capital expenditure budget may be required.

   The Company will have three principal sources of liquidity during the next six months: (i) cash on hand, (ii) borrowing capacity under the Company's revolving credit facility and (iii) cash flow from operations. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net cash flow from operations plus availability under the Credit Facility will be adequate to fund operations and planned capital expenditures. The Company may also sell additional equity or debt securities or additional non-strategic assets in order to fund operations and planned capital expenditures as well as to finance future acquisitions.

   Long-Term   Indebtedness:   The  Credit   Facility  has  an  availability  of
approximately $37.9 million. As of September 30, 1998 there was $100,000 outstanding under the Credit Facility. The Credit Facility contains a number of covenants that, among other things, restricts the ability of the Company to (I) incur certain indebtedness or guarantee obligations, (ii) prepay other indebtedness including the Notes, (iii) make investments, loans or advances,
(iv) create certain liens, (v) make certain payments, dividends and distributions, (vi) merge with or sell assets to another person or liquidate,
(vii) sell or discount receivables, (viii) engage in certain intercompany transactions and transactions with affiliates, (ix) change its business, (x) experience a change of control and (xi) make amendments to its charter, by-laws and other debt instruments. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including interest coverage ratios, maximum funded debt to EBITDA tests, minimum net worth tests and minimum working capital tests. As of September 30, 1998, the Company was in compliance with the requirements of the credit facility.

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

      Commitments available under the Credit Facility are subject to borrowing base redetermination to be performed semi-annually and, at the option of each of the Company and the lenders under the Credit Facility (the "Banks"), one additional time per year. Any outstanding principal balance in excess of the borrowing base will be due and payable in three equal monthly payments after a borrowing base redetermination. The borrowing base will be determined in the sole discretion of Bankers Trust Company ("BT"), subject to the approval of the Banks, based on the value of the Company's reserves as set forth in the reserve report of the Company's independent petroleum engineers, with consideration given to other assets and liabilities. The Credit Facility has an initial revolving term of two years (which expires in November 1998) and a reducing period of three years from the end of the initial two-year period. The commitment under the Credit Facility will be reduced during such reducing period by eleven equal quarterly reductions. Quarterly reductions will equal 8.2% per quarter with the remainder due at the end of the three-year reducing period.

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

   Hedging Activities: In August 1995, the Company entered into a rate swap agreement with a previous lender relating to $25.0 million of principal amount of outstanding indebtedness. This agreement was assumed by the Banks in connection with a Bridge Facility that was subsequently paid off. Under the agreement, the Company pays a fixed rate of 6.15% while the Banks will pay a floating rate equal to the USD-LIBOR-BBA rate for one month maturities, quoted on the eighteenth day of each month, to the Company. Settlements are due monthly.
The agreement terminated in August 1998.

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


                                         ABRAXAS PETROLEUM CORPORATION

                                                 (Registrant)



   Date:    11/16/98                By:/s/
                                    ROBERT L.G. WATSON,
                                    President and Chief
                                    Executive Officer


   Date:    11/16/98                By:/s/
                                    CHRIS WILLIFORD,
                                    Executive Vice President and
                                    Principal Accounting Officer