Form 10-K
period 1998-12-31
ABRAXAS PETROLEUM CORP
filed 1999-04-13
CIK 867665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION

             (Exact name of Registrant as specified in its charter)


                Nevada                              74-2584033
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
      Incorporation or Organization)
------------------------------------------------ -------------------------------

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 22, 1999, (based upon the average of the $2.06 per share "Bid" and $2.44 per share "Asked" prices), was approximately $10,725,000 on such date.

        The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of March 22, 1999 was 6,330,426 shares of which 4,766,739 shares were held by non-affiliates.

Documents  Incorporated  by  Reference:   Portions  of  the  registrant's  Proxy
Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 28, 1999 have been incorporated by reference herein (Part III).

                          ABRAXAS PETROLEUM CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                     PART I
                                                                        Page

Item 1.  Business. ............................................................4
         General  .............................................................4
         Business Strategy ....................................................5
         Recent Developments...................................................5
         Markets and Customers.................................................6
         Risk Factors..........................................................6
         Regulation of Crude Oil and Natural Gas Activities...................12
         Natural Gas Price Controls...........................................12
         State Regulation of Crude Oil and Natural Gas Production.............14
         Royalty Matters......................................................15
         Environmental Matters  ..............................................16
         Employees............................................................18

Item 2.  Properties...........................................................19
         Primary Operating Areas..............................................19
         Exploratory and Developmental Acreage................................20
         Productive Wells.....................................................20
         Reserves Information.................................................21
         Crude Oil and Natural Gas Production and Sales Price ................22
         Drilling Activities..................................................23
         Office Facilities....................................................24
         Other Properties.....................................................24

Item 3.  Legal Proceedings....................................................24

Item 4.  Submission of Matters to a Vote of
           Security Holders...................................................24
Item 4a. Executive Officers of the Company....................................24

                                     PART II

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters....................................25
         Market Information...................................................25
         Holders..............................................................26
         Dividends............................................................26

Item 6.  Selected Financial Data..............................................27

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................27
         Results of Operations................................................27
         Liquidity and Capital Resources......................................30

Item 7a. Quantitative and Qualitative Disclosures about Market Risk...........36

Item 8.  Financial Statements and Supplementary Data..........................34

Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................37

                                    PART III



Item 10.  Directors and Executive Officers of the Registrant  ................37
Item 11.  Executive Compensation..............................................37

Item 12.  Security Ownership of Certain Beneficial Owners and Management......37

Item 13.  Certain Relationships and Related Transactions......................37



                                            PART IV



Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K...........................................38

                DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

        This report includes "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the Company's financial position, liquidity, cash flow from operations, internal cash flow projections, business strategy, budgets, reserve estimates, development and exploitation opportunities and projects, behind pipe zones, classification of reserves, projected costs, potential reserves, availability or sufficiency of capital resources and plans and objectives of management for future operations
including,   but  not  limited  to,  statements  including,  any  of  the  terms
"anticipates", "expects", "estimates", "believes" and similar terms are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Risk Factors" and elsewhere in this report including, without limitation, in conjunction with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

PART I

Item 1. Business

General

        Abraxas Petroleum Corporation, a Nevada corporation ("Abraxas" or the "Company"), is an independent energy company engaged primarily in the acquisition, exploration, exploitation and production of crude oil and natural gas. Since January 1, 1991, the Company's principal means of growth has been through the acquisition and subsequent development and exploitation of producing properties and related assets. The Company utilizes a disciplined acquisition strategy, focusing its efforts on producing properties and related assets characterized by a concentration of operations, significant and quantifiable development potential, historically low operating expenses and the potential to reduce general and administrative ("G&A") expense per Mcfe. The Company seeks to complement its acquisition and development activities by selectively participating in exploration projects with experienced industry partners. The Company's principal areas of operation are Texas and western Canada. At December 31, 1998, the Company owned interests in 766,494 gross acres (494,647 net acres) and operates properties accounting for 69% of its PV-10, affording the Company substantial control over the timing and incurrence of operating and capital expenditures. PV-10 means estimated future net revenue, discounted at a rate of 10% per annum, before income taxes and with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the Securities and Exchange Commission. An Mcf is one thousand cubic feet of natural gas. MMcf is used to designate one million cubic feet of natural gas and Bcf refers to one billion cubic feet of natural gas. Mcfe means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of crude oil to six Mcf of natural gas. MMcfe means millions of cubic feet of natural gas equivalents and Bcfe means billions of cubic feet of natural gas equivalents. The term Bbl means one barrel of crude oil and MBbls is used to designate one thousand barrels of crude oil.

        At December 31, 1998, the Company's estimated total proved reserves were 244 Bcfe and aggregate PV-10 was $182 million. As of December 31, 1998, the Company had net natural gas processing capacity of 108 MMcf per day through its 19 natural gas processing plants and compression facilities in Canada, giving the Company substantial control over its Canadian production and marketing activities.

                                Business Strategy

        The Company's primary business objectives are to increase its reserves, production and cash flow through the following:

o Improved Liquidity. In March 1999, the Company sold $63.5 million aggregate principal amount of 12.875% Senior Secured Notes due 2003 (the "Secured Notes"). The sale of the Secured Notes increased the Company's cash balance to approximately $21 million, allowing the Company to meet its near-term debt service requirements and facilitating limited capital expenditures. The Company has historically funded its operations primarily through cash flow from operations and borrowings under the Credit Facility (as defined below). As a result of the sale of the Secured Notes, the Company's ability to incur additional indebtedness will be substantially limited and thus, in the current environment of depressed crude oil and natural gas prices, the Company will rely on cash on hand, cash flow from operations, asset sales and equity issuances to fund crude oil and natural gas exploitation activities and acquisitions.

o Low Cost Operations. The Company seeks to maintain low operating and G&A expenses per Mcfe by operating a majority of its producing properties and related assets and by maintaining a high rate of production on a per well basis. As a result of this strategy, the Company has achieved per unit operating and G&A expenses that compare favorably with similar companies and that have historically been lower than currently depressed crude oil and natural gas prices realized by the Company.

o Exploitation of Existing Properties. The Company will allocate a portion of its operating cash flow to the exploitation of its producing properties. Management believes that the proximity of the Company's undeveloped reserves to existing production makes development of these properties less risky and more cost-effective than other drilling opportunities available to the Company. Given the Company's high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within the Company's discretion.

o Producing Property Acquisitions. As cash flow permits, the Company intends to continue to acquire producing crude oil and natural gas properties that can increase cash flow, production and reserves through operational improvements and additional development. The Company expects that the combination of low crude oil and natural gas prices, limited access to liquidity through the capital markets and reduced availability on commercial bank lines will result in an increase in attractive acquisition opportunities offered by crude oil and natural gas companies seeking additional liquidity.

o Focused Exploration Activity. In periods of increased crude oil and natural gas prices, the Company intends to allocate a portion of its capital budget to the drilling of exploratory wells that have high reserve potential. The Company believes that by devoting a relatively small amount of capital to high impact, high risk projects while reserving the majority of its available capital for development projects, it can reduce drilling risks while still benefiting from the potential for significant reserve additions.

Recent Developments

       In November 1998, Abraxas sold all of its interests in producing properties located in the Wamsutter area of southwestern Wyoming (the "Wyoming Properties") to a limited partnership (the "Partnership") for $58.6 million in cash. A subsidiary of Abraxas owns a one percent equity interest in the Partnership and acts as general partner of the Partnership. Abraxas also receives a management fee and reimbursement of certain overhead costs from the Partnership.

       In January 1999, Canadian Abraxa Petroleum Limited, a wholly-owned subsidiary of the Company ("Canadian Abraxas") acquired all of the outstanding common shares of New Cache Petroleums Ltd. ("New Cache") for an aggregate of $78.0 million in cash and the assumption of approximately $10.0 million in debt (the "New Cache Debt"). New Cache is an independent energy company engaged in the acquisition, exploration, development, production and gathering of natural gas and crude oil. New Cache owns interests in 285 gross wells (88.5 net wells) and 445,294 gross (256,524 net) acres located primarily in western Canada, as well as three natural gas processing plants. At December 31, 1998, New Cache had estimated total proved reserves of 77 Bcfe (75% natural gas) with a PV-10 of $55.6 million all of which were proved developed.

       In March 1999, the Company sold the Secured Notes. The net proceeds from the sale of the Secured Notes, after deducting estimated offering expenses, was approximately $61 million. The Company used the net proceeds to repay outstanding indebtedness under its revolving credit facility (the "Credit
Facility") of approximately $34.5 million and the New Cache Debt with the balance of approximately $16.5 million to be used for general corporate purposes, including interest payments on Abraxas' and Canadian Abraxas' 11.5% Senior Notes due 2004, Series D (the "Series D Notes").

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

        Substantially all of the Company's crude oil and natural gas is sold at current market prices under short term contracts, as is customary in the industry. During the year ended December 31, 1998, 4 purchasers accounted for approximately 58% of the Company's crude oil and natural gas sales. The Company believes that there are numerous other companies available to purchase the Company's crude oil and natural gas and that the loss of any or all of these purchasers would not materially affect the Company's ability to sell crude oil and natural gas.

Risk Factors
Lack of Liquidity

        The Company has historically funded its operations primarily through its cash flow from operations and borrowings under the Credit Facility and other credit sources. Due to severely depressed crude oil and natural gas market prices, the Company's cash flow from operations has been substantially reduced. The Company anticipates that it will have two principal sources of liquidity during the next 12 months: (i) cash on hand, including the net proceeds from the sale of the Secured Notes and after the repayment of the New Cache Debt and all amounts outstanding under the Credit Facility and (ii) cash generated by operations. See "-- High Degree of Leverage," "Management's Discussion and
Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the Consolidated Financial Statements and the notes thereto.

        The Company's ability to raise funds through additional indebtedness will be substantially limited by the terms of the Indenture governing the Secured Notes (the "Secured Notes Indenture") and the Indenture governing the Series D Notes (the "Series D Indenture" and, together with the Secured Notes Indenture, the "Indentures"). Additionally, substantially all of the Company's crude oil and natural gas properties and natural gas processing facilities are subject to a lien or floating charge for the benefit of the holders of the Secured Notes, further limiting the Company's ability to incur additional indebtedness. The Company may also choose to issue equity securities or sell certain of its assets to fund its operations, although the Indentures will substantially limit the Company's use of the proceeds of any such asset sales. Due to the Company's diminished cash flow from operations and the resulting depressed prices for its common stock, there can be no assurance that the Company would be able to obtain equity financing on terms satisfactory to the Company.

        The Company has implemented a number of measures to conserve its cash resources, including postponement of exploration and development projects. However, while these measures will help conserve the Company's cash resources in the near term, they will also limit the Company's ability to replenish its depleting reserves, which could negatively impact the Company's operating cash flow and results of operations in the future. See "-- Depletion of Reserves."

High Degree of Leverage

        As of December 31, 1998, the Company's total debt and stockholders' equity (deficit) were approximately $299.7 million and $(63.5) million, respectively. In addition, the Company had $22.3 million of unused borrowing capacity under the Credit Facility at December 31, 1998. In January 1999, the Company and Canadian Abraxas completed the acquisition of New Cache requiring approximately $61 million in cash and approximately $17.0 million of the available borrowing capacity under the Credit Facility. In March 1999 the Company sold $63.5 million of the Secured Notes and repaid all amounts due under the Credit Facility and the New Cache Debt. After giving effect to the acquisition of New Cache and the sale of the Secured Notes, the Company's total debt and stockholders' equity (deficit) would have been approximately $347.5 million and $(90.0) million at December 31, 1998. The Company may incur additional indebtedness in the future in connection with acquiring, developing and exploiting producing properties, although the Company's ability to incur additional indebtedness is limited by the terms of the Indentures. The Secured Notes are secured by substantially all of the Company's existing and future oil and gas producing properties.

        The Company's level of indebtedness will have several important effects on its future operations including (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of interest on the Secured Notes and the Series D. Notes and will not be available for other purposes; (ii) covenants contained in the Indentures will limit the Company's ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possibly limiting acquisition activities; and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, interest payments, scheduled principal payments, general corporate purposes or other purposes will be substantially limited.

        The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. Based upon the current level of operations and the historical production of the producing properties and related assets currently owned by the Company, the Company believes that its cash flow from operations, and cash currently on hand, including the proceeds from the sale of the Secured Notes, will be adequate to meet its anticipated requirements for working capital, capital expenditures, interest payments, scheduled principal payments and general corporate or other purposes for the remainder of 1999. See the Company's Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." No assurance can be given, however, that the Company's business will continue to generate cash flow from operations at or above current levels or that the historical production of the producing properties and related assets currently owned by the Company can be sustained in the future. The Company's cash flow from operations will be negatively affected by among other things, currently depressed commodity prices. Further, the Company's operating cash flow could be negatively affected by the Company's limited ability, due to its diminished liquidity and ability to borrow funds, to acquire producing properties, to undertake exploration and development projects and to otherwise replenish its depleting reserves. See "-- Depletion of Reserves."

        If the Company is unable to generate cash flow from operations in the future to service the Notes, the Series D Notes and its other debt, it may be required to refinance all or a portion of its debt or to obtain additional financing. The Company's ability to refinance all or a portion of its debt or to obtain additional financing will be substantially limited under the terms of the Indentures. Also, substantially all of the Company's crude oil and natural gas properties and natural gas processing facilities are subject to a lien or floating charge for the benefit of the holders of the Notes. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. In addition, the Secured Notes and the Series D Notes are subject to certain limitations on redemption. See "-- Lack of Liquidity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

Depletion of Reserves

        The rate of production from crude oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves, conducts successful exploration and development activities or, through engineering studies, identifies additional behind-pipe zones or secondary recovery reserves, the proved reserves of the Company will decline as reserves are produced. Future crude oil and natural gas production is therefore highly dependent upon the Company's level of success in acquiring or finding additional reserves. The Company's ability to acquire or find additional reserves in the near future will be severely diminished by its lack of available funds for acquisition, exploration and development projects. The Company has implemented a number of measures to conserve its cash resources, including postponement of exploration and development projects. However, while these measures will help conserve the Company's cash resources in the near term, they will also limit the Company's ability to replenish its depleting reserves, which could negatively impact the Company's operating cash flow in the future. See "-- Lack of Liquidity."

        The Company's ability to continue to acquire producing properties or companies that own such properties assumes that major integrated oil companies and independent oil companies will continue to divest many of their crude oil and natural gas properties. There can be no assurance, however, that such divestitures will continue or that the Company will be able to acquire such properties at acceptable prices or develop additional reserves in the future. In addition, under the terms of the Indentures, the Company's ability to obtain additional financing in the future for acquisitions and capital expenditures is limited.

Industry Conditions; Impact on Company's Profitability

        The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas. Crude oil and natural gas prices can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. Prices are also affected by actions of state and local governmental agencies, the United States and foreign governments and international cartels.Prices for crude oil and natural gas have declined to historic lows on an inflation-adjusted basis. There can be no assurance that commodity prices will rise or will not further decrease. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of crude oil and natural gas. The substantial or extended decline in the prices of crude oil and natural gas has had a material adverse effect on the Company's financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond the control of the Company. Sales of crude oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. Federal and state regulation of crude oil and natural gas production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect the Company's ability to produce and market its crude oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and thus represent a significant risk.

        The Company periodically reviews the carrying value of its crude oil and natural gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of proved reserves, discounted at 10%. Application of the ceiling test requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company was required to write-down the carrying value of its crude oil and natural gas properties at December 31, 1998 by $61.2 million and may be required to write-down the carrying value of its crude oil and natural gas properties in the future when crude oil and natural gas prices are depressed or unusually volatile. When a write-down is required, it results in a charge to earnings, but does not impact cash flow from operating activities. The Company sustained a charge to earnings of $61.2 million at December 31, 1998, as a result of the write-down. Once incurred, a write-down of crude oil and natural gas properties is not reversible at a later date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        In order to manage its exposure to price risks in the marketing of its crude oil and natural gas, the Company from time to time has entered into fixed price delivery contracts, financial swaps and crude oil and natural gas futures contracts as hedging devices. To ensure a fixed price for future production, the Company may sell a futures contract and thereafter either (i) make physical delivery of crude oil or natural gas to comply with such contract or (ii) buy a matching futures contract to unwind its futures position and sell its production to a customer. Such contracts may expose the Company to the risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase or deliver the contracted quantities of crude oil or natural gas, or a sudden, unexpected event materially impacts crude oil or natural gas prices. Such contracts may also restrict the ability of the Company to benefit from unexpected increases in crude oil and natural gas prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Reliance on Estimates of Proved Reserves and Future Net Revenue Information

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data included in this report represent only estimates. In addition, the estimates of future net revenue from proved reserves and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the PV-10 thereof for the crude oil and natural gas properties are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 1998. The average sales prices as of such date used for purposes of such estimates of the Company were $9.95 per Bbl of crude oil, $8.97 per Bbl of NGLs and $1.90 per Mcf of natural gas. It is also assumed that the Company will make future capital expenditures of approximately $31.7 million in the aggregate, which are necessary to develop and realize the value of proved undeveloped reserves on these properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Reserves Information."

Net Losses

        The Company has experienced recurring losses. For the years ended December 31, 1994, 1995, 1997 and 1998, the Company recorded net losses of $2.6 million, $1.6 million $6.7 million and $84.0 million, respectively. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto included in this document. There can be no assurance that the Company will become profitable in the future.

Foreign Operations

        The Company's operations are subject to the risks of restrictions on transfers of funds, export duties and quotas, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and governmental regulations. In addition, the Company receives a substantial portion of its revenue in Canadian dollars. As a result, fluctuations in the exchange rates of the Canadian dollar with respect to the U.S. dollar could have an adverse effect on the Company's financial position, results of operations and cash flows. The Company's stockholders' equity was negatively impacted by approximately $6.0 million during 1998 due to fluctuations in the foreign currency translation rate. The Company may from time to time engage in hedging programs intended to reduce the Company's exposure to currency fluctuations.

Integration of Operations

        The Company's future operations and earnings will be dependent, in part, upon the Company's ability to integrate the operations of New Cache. There can be no assurance that the Company will be able to successfully integrate such operations with those of the Company, and a failure to do so would have a material adverse effect on the Company's financial position, results of operations and cash flows. Additionally, although the Company does not currently have any specific acquisition plans, the need to focus management's attention on integration of the new operations, as well as other factors, may limit the Company's ability to successfully pursue acquisitions or other opportunities related to its business for the foreseeable future. Also, successful integration of operations will be subject to numerous contingencies, some of which are beyond management's control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation.

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

Restrictions Imposed by Terms of the Company's Indebtedness

        The Indentures restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." A breach of any of these covenants could result in a default under the Indentures. Upon the occurrence of an event of default, holders of the Secured Notes and the Series D Notes could elect to accelerate the payment of the notes. There can be no assurance that the assets of the Company would be sufficient to repay the Secured Notes and/or the Series D Notes in full. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Possible Delisting of Common Stock on The Nasdaq National Market

        Recently, the Company received notification from The Nasdaq National Market ("NMS") that the Company did not meet the minimum net tangible assets and "inside bid" price requirements for NMS listed companies. The Company has also been notified that it does not meet the minimum market value of the "public float" for NMS listed companies. The Company has requested a hearing regarding the proposed delisting of the Company's Common Stock on the Nasdaq National Market and intends to request an exception from the designated criteria to permit continued inclusion of the Company's common stock on the NMS. No assurance can be given that the Company's request for an exception will be granted. The Company's common stock will continue to be traded on the NMS until action by the Nasdaq Review Panel.

        If the Company's Common Stock is no longer traded on the NMS Market, the Company intends to apply for listing its Common Stock on The American Stock Exchange or on a regional exchange, such as the Boston Stock Exchange. If the Company's Common Stock is not approved for listing on The American Stock Exchange or a regional exchange, trading in the Company's Common Stock would be conducted in the over-the-counter market in the "pink sheets" or the electronic bulletin board administered by the National Association of Securities Dealers, Inc. In such an event, the liquidity and market price of the Company's Common Stock may be adversely impacted. As a result, an investor may find it more difficult to obtain accurate stock quotations.

Shares Eligible for Future Sale

        At March 22, 1999, the Company had 6,330,426 shares of Common Stock outstanding of which 1,563,687 shares were held by affiliates. In addition, at March 22, 1999, the Company had 1,566,810 shares of Common Stock subject to outstanding options granted under certain stock option plans (of which 501,422 shares were vested at March 22, 1999) and 225,500 shares issuable upon exercise of warrants.

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

Dependence on Key Personnel

        The Company depends to a large extent on Robert L. G. Watson, its Chairman of the Board, President and Chief Executive Officer, for its management and business and financial contacts. The unavailability of Mr. Watson would have a material adverse effect on the Company's business. The Company's success is also dependent upon its ability to employ and retain skilled technical personnel. While the Company has not to date experienced difficulties in employing or retaining such personnel, its failure to do so in the future could adversely affect its business. The Company has entered into employment agreements with Mr. Watson and each of the Company's vice presidents. The employment agreements terminate on December 31, 1999 except that the term may be extended for an additional year if by December 1 of the prior year neither the Company nor the officer has given notice that it does not wish to extend the term. Except in the event of a change in control, Mr. Watson's and each of the vice president's employment is terminable at will by the Company for any reason, without notice or cause.

Limitations   on  the   Availability   of  the  Company's  Net  Operating   Loss
Carryforwards

        At December 31, 1998, the Company had, subject to the limitations discussed below, $46.6 million of net operating loss carryforwards for U.S. tax purposes, of which it is estimated a maximum of $43.8 million may be utilized before it expires. These loss carryforwards will expire from 2002 through 2018 if not utilized. At December 31, 1998, the Company had approximately $11.9 million of net operating loss carryforwards for Canadian tax purposes of which $200,000 will expire in 2002, $5.0 million will expire in 2003, $3.2 million will expire in 2004 and $3.5 will expire in 2005. As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), occurred in December 1991. Accordingly, it is expected that the use of the U.S. net operating loss carryforwards generated prior to December 31, 1991 of $4.9 million will be limited to approximately $235,000 per year.

        During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of $837,000 acquired in the acquisition are limited to approximately $115,000 per year.

        As a result of the issuance of additional shares of common stock for acquisitions and sales of common stock, an additional ownership change under
Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 (including those subject to the 1991 and 1992 ownership changes discussed above) of $8.9 million will be limited to approximately $1.0 million per year, subject to the lower limitations described above. Of the $8.9 million net operating loss carryforwards existing at October 1993, it is anticipated that the maximum net operating loss that may be utilized before it expires is $6.1 million. Future changes in ownership may further limit the use of the Company's carryforwards.

        In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5.9 million and $32.8 million for deferred tax assets at December 31, 1997 and 1998, respectively.

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

      Price Regulations

         In the recent past, maximum selling prices for certain categories of crude oil, natural gas, condensate and NGLs were subject to federal regulation. In 1981, all federal price controls over sales of crude oil, condensate and NGLs were lifted. In 1993, the Congress deregulated natural gas prices for all "first sales" of natural gas. As a result, all sales of the Company's United States produced crude oil, natural gas, condensate and NGLs may be sold at market prices, unless otherwise committed by contract.

        Crude oil and natural gas exported from Canada is subject to regulation by the National Energy Board ("NEB") and the government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that export contracts in excess of two years must continue to meet certain criteria prescribed by the NEB and the government of Canada. Crude oil and natural gas exports for a term of less than two years must be made pursuant to an NEB order, or, in the case of exports for a longer duration, pursuant to an NEB license and Governor in Council approval.

        The provincial governments of Alberta, British Columbia and Saskatchewan also regulates the volume of natural gas that may be removed from these provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and marketing considerations.

    The North American Free Trade Agreement

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

    United States Natural Gas Regulation.

        Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rule making action, order No. 636 ("Order 636"), issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and gas balancing services), and to adopt a new ratemaking methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant, it does so pursuant to private contracts in direct competition with all of the sellers, such as the Company; however, pipeline companies and their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only." In subsequent orders, the FERC largely affirmed the major features of Order 636. By the end of 1994, the FERC had concluded the Order 636 restructuring proceedings, and, in general, accepted rate filings implementing Order 636 on every major interstate pipeline. The federal appellate courts have largely affirmed the features of Order 636 and numerous related orders pertaining to the individual pipelines. The Company does not believe that Order 636 and the related restructuring proceedings affect it any differently than other natural gas producers and marketers with which it competes.

        In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas in the United States. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin down" of previously regulated gathering facilities to the pipeline's nonregulated affiliates), (ii) the completion of rule-making involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) various FERC's orders adopting rules proposed by the Gas Industry Standards Board which were designed to further standardize pipeline tariffs and business practices, (iv) a notice of proposed rulemaking that, among other things, proposes (aa) to eliminate the cost-based price cap currently imposed on natural gas transactions of less than one year in duration, (bb) to establish mandatory "transparent" capacity auctions of short-term capacity on a daily basis, and (cc) to permit interstate pipelines to negotiate terms and conditions of service with individual customers, (v) a notice of inquiry which continues the FERC's review of its regulatory policies with respect to the pricing of long-term pipeline transportation services by presenting a range of questions to the industry dealing with current cost based pricing of new and existing capacity and alternative rate mechanism options, including the desirability of pricing interstate pipeline capacity utilizing market-based rates, incentive rates, or indexed rates, and (vi) a notice of proposed rulemaking that proposes generic procedures to expedite the FERC's handling of complaints against interstate pipelines with the goals of encouraging and supporting consensual resolution of complaints and organizing the complaint procedures so that all complaints are handled in a timely and fair manner. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs," may have the adverse effect of increasing the cost of doing business on some in the industry as a result of the monopolization of those facilities by their new, unregulated owners. As to all of these FERC initiatives, the ongoing, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the Company's business.

        Since Order 636 FERC decisions involving onshore facilities have been more liberal in their reliance upon traditional tests for determining what facilities are "gathering" and therefore exempt from federal regulatory control. In many instances, what was once classified as "transmission" may now be classified as "gathering." The Company ships certain of its natural gas through gathering facilities owned by others, including interstate pipelines, under existing long term contractual arrangements. Although these FERC decisions have created the potential for increasing the cost of shipping the Company's gas on third party gathering facilities, the Company's shipping activities have not been materially affected by these decisions.

        Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. In certain circumstances, these rules permit oil pipelines to establish rates using traditional cost of service or other methods of rate making. The Company does not believe that there rules affect it any differently that other crude oil producers and marketers with which it competes.

        Additional proposals and proceedings that might affect the natural gas industry in the United States are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective or their effect if any, on the Company's operations. The oil and gas industry historically has been heavily regulated; thus there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

    State and Other Regulation

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

        State  and  provincial  regulation  of  gathering  facilities  generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering has received greater regulatory scrutiny at both the state and federal levels in the wake of the interstate pipeline restructuring under Order 636. For example, on August 19, 1997, the Texas Railroad Commission enacted a Natural Gas Transportation Standards and Code of Conduct to provide regulatory support for the State's more active review of rates, services and practices associated with the gathering and transportation of gas by an entity that provides such services to others for a fee, in order to prohibit such entities from unduly discriminating in favor of their affiliates.

        In the event the Company conducts operations on federal or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, the Minerals Management Service ("MMS") has recently issued a final rule to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. Further, the MMS has been engaged in a three-year process of promulgating new rules and procedures for determining the value of oil produced from federal lands for purposes of calculating royalties owed to the government. The oil and gas industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase. The Company cannot predict what, if any, effect any new rule will have on its operations.

Canadian Royalty Matters

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

        Regulations made pursuant to the Mines and Minerals Act (Alberta) provide various incentives for exploring and developing crude oil reserves in Alberta. Crude oil produced from horizontal extensions commenced at least five years after the well was originally spudded may qualify for a royalty reduction. A 24-month, 8,000 cubic meters exemption is available to production from a well that has not produced for a 12-month period, if resuming production after January 31, 1993. In addition, crude oil production from eligible new field and new pool wildcat wells and deeper pool test wells spudded or deepened after September 30, 1992, is entitled to a 12-month royalty exemption (to a maximum of CDN $1 million). Crude oil produced from low productivity wells, enhanced recovery schemes (such as injection wells) and experimental projects is also subject to royalty reductions.

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

        In Alberta, a producer of crude oil or natural gas is entitled to credit against the royalties payable to the Crown by virtue of the Alberta Royalty Tax Credit ("ARTC") program. The ARTC program is based on a price-sensitive formula, and the ARTC rate currently varies between 75% for prices for crude oil at or below CDN $100 per cubic meter and 35% for prices above CDN $210 per cubic meter. The ARTC rate is currently applied to a maximum of CDN $2.0 million of Alberta Crown royalties payable for each producer or associated group of producers. Crown royalties on production from producing properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible for ARTC. The rate is established quarterly based on average "par price", as determined by the Alberta Department of Energy for the previous quarterly period. On December 22, 1997, the Government of Alberta gave notice that it intended to review the ARTC program with expected changes to take effect prior to 2001.

        The Government of Saskatchewan's fiscal regime for the oil and gas industry provides an incentive to encourage the drilling on new vertical oil wells through a revised royalty/tax structure for mew vertical oil wells and 15 incremental production from new of expanded water flood projects.. This "third tier" Crown royalty rate is price sensitive and varies between heavy and non-heavy oil (from a minimum off 10% for heavy oil at a base price to a maximum of 35% for non-heavy oil at a price above the base price). Previous time-based royalty/tax holidays applicable to vertically drilled oil wells have been replaced with volume-based royalty/tax reduction incentives in which a maximum royalty of 5% will apply to various volumes depending on the depth and nature of the well (up to 25,000 cubic meters of oil in the case of deep exploratory wells). The maximum royalty applicable to the first 12,000 cubic meters of oil has been increased from 5% to 10% for production from certain horizontal wells. In addition, royalty/tax holidays for deep horizontal wells have been replaced with a 25,000 cubic meters volume incentive (5% maximum royalty). Oil produced from qualified reactivated oil wells are subject to a maximum new royalty rate of 5% for the first 5 years following the re-activation in the case of wells reactivated after 1993 and shut-in or suspended prior to January 1, 1993. With respect to qualifying exploratory natural gas wells, the first 25 million cubic meters of natural gas produced will be subject to an incentive maximum royalty rate of 5%. On February 9, 1998, the Government of Saskatchewan announced further royalty incentive programs to encourage oil and gas exploration.

        Producers of oil and natural gas in British Columbia are also required to pay annual rental payments in respect to Crown lease and royalties and freehold production taxes in respect of oil and gas produced from Crown and freehold lands respectively. The amount payable as a royalty in respect of oil depends on the vintage of the oil (whether it was produced from a pool discovered before or after October 31, 1975), the quantity of oil produced in a month and the value of the oil. Oil produced from newly discovered pools may be exempt from the payment of a royalty for the first 36 months of production. The royalty payable on natural gas is determined by a sliding scale based on a reference price which is the greater of the amount obtained by the producer and at prescribed minimum price. Gas produced in association with oil has a minimum royalty of 8% while the royalty in respect of other gas may not be less that 15%.

        Crude oil and natural gas royalty holidays and reductions for specific wells reduce the amount of Crown royalties paid to the provincial governments. The ARTC program provides a rebate on Crown royalties paid in respect of eligible producing properties.

Environmental Matters

        The Company's operations are subject to numerous federal, state, provincial and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrict injection of liquids into subsurface aquifers that may contaminate groundwater; and impose substantial liabilities for pollution resulting from the Company's operations. Environmental permits required for the Company's operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. Management of the Company believes that it is in substantial compliance with current environmental laws and regulations, and that the Company will not be required to make material capital expenditures to comply with existing laws. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on the Company as well as the oil and gas industry in general, and thus the Company is unable to predict the ultimate cost and effect of future changes in environmental laws and regulations.

        In the United States, the Comprehensive Environment Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that dispose or arranged for the disposal of the hazardous substances released at the site. Under CERCLA such persons or companies may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statues govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial civil and criminal penalties for noncompliance. Although CERCLA currently excludes petroleum from the definition of "hazardous substance," state laws affecting the Company's operations impose cleanup liability relating to petroleum and petroleum related products. In addition, although RCRA currently classifies certain oilfield wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

        The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. The Company's operations are also impacted by regulations governing the disposal of naturally occurring radioactive materials ("NORM"). The Company must comply with the Clean Air Act and comparable state statutes which prohibit the emissions of air contaminants, although a majority of the Company's activities are exempted under a standard exemption. Moreover, owners, lessees and operators of oil and gas properties are also subject to increasing civil liability brought by surface owners and adjoining property owners. Such claims are predicated on the damage to or contamination of land resources occasioned by drilling and production operations and the products derived therefrom, and are usually causes of action based on negligence, trespass, nuisance, strict liability and fraud.

        United States federal regulations also require certain owners and operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of oil into surface waters. The federal Oil Pollution Act ("OPA") contains numerous requirements relating to prevention of and response to oil spills into waters of the United States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility. State laws mandate crude oil cleanup programs with respect to contaminated soil.

        The Company's Canadian operations are also subject to environmental regulation pursuant to local, provincial and federal legislation which generally require operations to be conducted in a safe and environmentally responsible manner. Canadian environmental legislation provides for restrictions and prohibitions relating to the discharge of air, soil and water pollutants and other substances produced in association with certain crude oil and natural gas industry operations, and environmental protection requirements, including certain conditions of approval and laws relating to storage, handling, transportation and disposal of materials or substances which may have an adverse effect on the environment. Environmental legislation can affect the location of wells and facilities and the extent to which exploration and development is permitted. In addition, legislation requires that well and facilities sites be abandoned and reclaimed to the satisfaction of the provincial authorities. A breach of such legislation may result in the imposition of fines of issuance of clean-up orders.

        Certain federal environmental laws that may affect the Company include the Canadian Environmental Assessment Act which ensures that the environmental effects of projects receive careful consideration prior to licenses or permits being issued, to insure that projects that are to be carried out in Canada or on federal lands do not cause significant adverse environmental effects outside the jurisdictions in which they are carried out, and to ensure that there is an opportunity for public participation in the environmental assessment process; the Canadian Environmental Protection Act ("CEPA") which is the most comprehensive federal environmental statute in Canada, and which controls toxic substances (broadly defined), includes standards relating to the discharge of air, soil and water pollutants, provides for broad enforcement powers and remedies and imposes significant penalties for violations; the National Energy Board Act which can impose certain environmental protection conditions on approvals issued under the Act; the Fisheries Act which prohibits the depositing of a deleterious substance of any type in water frequented by fish or in any place under any condition where such deleterious substance may enter any such water and provides for significant penalties; the Navigable Waters protection Act which requires any work which is built in, on, over, under, thorough or across any navigable water to be approved by the Minister of Transportation, and which attracts severe penalties and remedies for non-compliance, including removal of the work.

        In Alberta, environmental compliance has been governed by the Alberta Environmental Protection and Enhancement Act ("AEPEA") since September 1, 1993. In addition to consolidation a variety of environmental statutes, the AEPEA also imposes certain new environmental responsibilities on oil and natural gas operators in Alberta. The AEPEA sets out environmental standards and compliance for releases, clean-up and reporting. The Act provides for a broad range of liabilities, enforcement actions and penalties.

        British Columbia's Environmental Assessment Act become effective June 30, 1995. This legislation rolls the previous processes for the review of major energy projects into a single environmental assessment process which contemplates public participation in the environmental review.

        Saskatchewan's Environmental Management and Protection Act is the primary environmental legislation for that province. This Act provides significant enforcement and penalty provisions, and includes a compensation scheme respecting losses or damage from spills. The Clean Air Act provides a permitting scheme for certain industrial activities, broad enforcement provisions and significant penalties for non-compliance. The Environmental Assessment Act provides that certain development activities which can affect the environment must undergo environmental assessment and approval from the provincial government.

        The Company is not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign federal, state, or local environmental protection laws and regulations, or under federal or state common laws, which would have a material adverse effect on the Company's financial position or results of operations. Moreover, the Company maintains insurance against costs of clean-up operations, but it is not fully insured against all such risks. A serious incident of pollution may, as it has in the past, also result in the suspension or cessation of operations in the affected area.

        The Company has a Corporate Environmental Policy and a detailed Environmental Management System in place to ensure continued compliance with environmental, health and safety laws and regulations. The Company believes that is has obtained and is in compliance with all material environmental permits, authorizations and approvals.

Title to Properties

        As is customary in the crude oil and natural gas industry, the Company makes only a cursory review of title to undeveloped crude oil and natural gas leases at the time they are acquired by the Company. However, before drilling commences, the Company requires a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well begins. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of the undeveloped property, is typically obligated to cure any title defect at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in the property. The Company believes that it has good title to its crude oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. The crude oil and natural gas properties owned by the Company are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. The Company does not believe that any of these encumbrances or burdens will materially affect the Company's ownership or use of its properties.

Employees

        As of March 22, 1999, Abraxas and its subsidiaries had 86 full-time employees, including six executive officers, six non-executive officers, six petroleum engineers, one landmen, one geophysicist, four geologists, seven managers,  28  secretarial,  accounting  and  clerical  personnel  and 27  field personnel. Additionally, Abraxas also retains contract pumpers on a month-to-month basis. Abraxas retains independent geologic, geophysical and engineering consultants from time to time on a limited basis and expects to continue to do so in the future.

Item 2.  Properties.
Primary Operating Areas

Texas

        The Company's U.S. operations are concentrated in South and West Texas with over 99% of the PV-10 of the Company's U.S. crude oil and natural gas properties located in those two regions. The Company operates 84% of its wells in Texas. Operations in South Texas are concentrated along the Edwards trend in Live Oak and Dewitt Counties and in the Frio/Vicksburg trend in San Patricio County. The Company owns an average 71% working interest in 115 wells with average daily production of 863 net Bbls of crude oil and NGLs and 10,285 net Mcf of natural gas per day for the year ended December 31, 1998. The Company's West Texas operations are concentrated along the deep Devonian/Ellenberger formations and shallow Cherry Canyon sandstones in Ward County, the Spraberry trend in Midland County and in the Sharon Ridge Clearfork Field in Scurry County. The Company owns an average 72% working interest in 264 wells with average daily production of 1,264 net Bbls of crude oil and NGLs and 6,926 net Mcf of natural gas per day for the year ended December 31, 1998. During 1998, a total of 11 new wells (9.6 net) were drilled by the Company in Texas with a 100% success rate.

Western Canada

        In January 1996, the Company invested $3.0 million in Grey Wolf Exploration Ltd. ("Grey Wolf"), a privately held Canadian corporation, which, in turn, invested these proceeds in newly-issued shares of Cascade Oil & Gas, Ltd. ("Cascade"), an Alberta-based corporation whose common shares were traded on The Alberta Stock Exchange. In November 1997, Grey Wolf merged with Cascade, which later changed its name to Grey Wolf Exploration Inc. Abraxas and Canadian Abraxas own approximately 48% of the outstanding capital stock of Grey Wolf. The shares of Grey Wolf are traded on the Alberta Stock Exchange and the Toronto Stock Exchange under the symbol "GWX." Grey Wolf manages the operations of Canadian Abraxas pursuant to a management agreement between Canadian Abraxas and Grey Wolf. Under the management agreement, Canadian Abraxas reimburses Grey Wolf for reasonable costs or expenses attributable to Canadian Abraxas and for administrative expenses based upon the percentage that Canadian Abraxas' gross revenue bears to the total gross revenue of Canadian Abraxas and Grey Wolf.

        The Company owns producing properties in Western Canada, consisting primarily of natural gas reserves, and interests ranging from 10% to 100% in approximately 200 miles of natural gas gathering systems and 19 natural gas processing plants. As of December 31, 1998, Canadian Abraxas and Grey Wolf had estimated net proved reserves of 98,905 Mmcfe (88% natural gas) with a PV-10 of $87.3 million, 95% if which was attributable to proved developed reserves. For the year ended December 31, 1998, the Canadian properties produced an average of approximately 999 net Bbls of crude oil and NGL's per day and 48,435 net Mcf of natural gas per day from 100.8 net wells. The natural gas processing plants had aggregate capacity of approximately 263 MMcf of natural gas per day (108.5 net
MMcf).

        In January 1999, Canadian Abraxas acquired all of the outstanding common shares of New Cache for an aggregate of $78.0 million in cash and the assumption of the New Cache Debt which was repaid in March 1999 from the proceeds of the sale of the Secured Notes. As of December 31, 1998, New Cache had estimated total proved reserves of 77 Bcfe (75% natural gas) with a PV-10 of $55.6 million, all of which was attributable to proved developed reserves. For the year ended December 31, 1998, New Cache produced an average of approximately 1,389 net Bbls of crude oil and NGL's per day and 25.3 net MMcf of natural gas per day. New Cache owns interests in 285 gross wells (88.5 net wells) and 445,294 gross (256,524 net) acres as well as three natural gas processing plants.

Exploratory and Developmental Acreage

        Abraxas' principal crude oil and natural gas properties consist of non-producing and producing crude oil and natural gas leases, including reserves of crude oil and natural gas in place. The following table indicates Abraxas' interest in developed and undeveloped acreage as of December 31, 1998:

                        Developed and Undeveloped Acreage
                             As of December 31, 1998

                    Developed Acreage (1)       Undeveloped Acreage (2)
                 ---------------------------- -----------------------------
                 Gross Acres (3) Net Acres (4)Gross Acres (3)  Net Acres
                                                                  (4)
                 -------------  ------------  -------------  --------------
 Canada              213,763        120,470       439,782        290,427
 Texas                43,659         27,090        17,704         14,646
 N. Dakota             1,544            985            --             --
 Oklahoma              3,041          1,405            --             --
 Colorado                160             36            --             --
 Mississippi              40              2            --             --
 New Mexico              160             30            --             --
 Kansas                1,280            277            --             --
 Wyoming               9,139          6,965        36,182         32,314
 Alabama                  40             --            --             --
                 -------------  ------------  -------------  --------------
         Total       272,826        157,260       493,668        337,387
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

Productive Wells

        The following table sets forth the total gross and net productive wells of Abraxas, expressed separately for crude oil and natural gas, as of December 31, 1998:

                              Productive Wells (1)
                             As of December 31, 1998

    State/Country              Crude Oil                   Natural Gas
                       --------------------------  ----------------------------
                        Gross(2)       Net(3)       Gross(2)        Net(3)
    -----------------  ------------  ------------  ------------   -------------
    Canada                  50.0          10.6          201.0          90.2
    Texas                  276.0         201.1          103.0          78.5
    N. Dakota                2.0           1.4             -             -
    Oklahoma                 5.0           1.8            5.0           2.0
    Colorado                 1.0           0.2             -              -
    Mississippi              1.0           0.1             -              -
    New Mexico               1.0           0.2             -              -
    Wyoming                    -             -           13.0           2.0
    Alabama                  1.0            -              -             -
    Kansas                   3.0           0.7            1.0           0.2
                       ============  ============  ============   =============
            Total          340.0         216.1          323.0         172.9
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

         Substantially all of Abraxas' existing crude oil and natural gas properties are pledged to secure Abraxas' indebtedness under the Secured Notes. See "Management's Discussion of Financial Condition and Results of Operations--Liquidity and Capital Resources".

Reserves Information

        The crude oil and natural gas reserves of Abraxas have been estimated as of January 1, 1999, January 1, 1998 and January 1, 1997 and of Canadian Abraxas as of January 1, 1997, by DeGolyer & MacNaughton, of Dallas, Texas. The reserves of Canadian Abraxas and Grey Wolf as of January 1, 1999 and January 1, 1998 have been estimated by McDaniel & Associates Consultants Ltd. of Calgary, Alberta. Crude oil and natural gas reserves, and the estimates of the present value of future net revenues therefrom, were determined based on then current prices and costs. Reserve calculations involve the estimate of future net recoverable reserves of crude oil and natural gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.

        The following table sets forth certain information regarding estimates of the Company's crude oil, natural gas liquids and natural gas reserves as of January 1, 1999, January 1, 1998 and January 1, 1997:

                                                Estimated Proved Reserves
                                      ----------------------------------------
                                        Proved       Proved         Total
                                       Developed   Undeveloped     Proved
                                      -----------  ------------ --------------
      As of January 1, 1997(1)
        Crude oil (MBbls)                 7,871         1,930         9,801
        NGLs (MBbls)                      7,090         1,144        8,234
        Natural gas (MMcf)              157,660        19,600      177,260

      As of January 1, 1998(1)(2)(3)
        Crude oil (MBbls)                 7,075         1,873         8,948
        NGLs (MBbls)                      7,178         1,651         8,829
        Natural gas (MMcf)              186,490        34,824       221,314

      As of January 1, 1999(1)(2)(3)
        Crude oil (MBbls)                 3,985         1,628         5,613
        NGLs (MBbls)                      1,834           248         2,082
        Natural gas (MMcf)              144,588        52,890       197,478

------------------
(1) Includes 120,000, 128,900 and 31,900 barrels of crude oil reserves owned by Grey Wolf of which 57,600, 69,500 and 16,400 barrels are applicable to the minority interests share of these reserves as of January 1, 1997, 1998 and 1999, respectively.
(2) Includes 131,300 and 443,500 barrels of natural gas liquids reserves owned by Grey Wolf of which 70,889 and 227,600 barrels are applicable to the minority interests share of these reserves as of January 1, 1998 and 1999, respectively.
(3) Includes 7,446 and 28,610 Mmcf of natural gas reserves owned by Grey Wolf of which 4,020 and 14,700 Mmcf are applicable to the minority interests share of these reserves as of January 1, 1998 and 1999, respectively.

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

Crude Oil, Natural Gas Liquids, and Natural Gas Production and Sales Prices

        The following table presents the net crude oil, net natural gas liquids and net natural gas production for Abraxas, the average sales price per Bbl of crude oil and natural gas liquids and per Mcf of natural gas produced and the average cost of production per BOE of production sold, for the three years ended December 31, 1998:

                                       1998           1997            1996
                                  --------------- -------------- ---------------
     Crude oil production (Bbls)         728,560        936,716         425,188
     Natural gas production(Mcf)      24,929,866     21,050,045       6,350,069
     Natural gas liquids
         production (Bbls)               867,443        992,266         299,509
     Mmcfe                                34,506         32,624          10,698
     Average sales price per
         Bbl of crude oil ($)             $13.65         $18.63          $20.85
     Average sales price per
         MCF of natural gas ($)           $ 1.54         $ 1.79          $ 1.97
     Average sales price per
         Bbl of natural gas
         liquids ($)                      $ 6.81         $10.75          $14.55
     Average sales price per Mcfe($)      $ 1.57         $ 2.02          $ 2.40
     Average cost of production($)
         per BOE produced (1)             $ 2.93         $ 2.74          $ 3.28


(1) Oil and gas were combined by converting gas to a barrel oil equivalent ("BOE") on the basis of 6 Mcf gas =1 Bbl of oil. Production costs include direct operating costs, ad valorem taxes and gross production taxes.

Drilling Activities

        The following table sets forth Abraxas' gross and net working interests in exploratory, development, and service wells drilled during the three years ended December 31, 1998:

                            1998                  1997                1996
                     ---------------------  ------------------  ----------------
                     Gross(1)     Net(2)     Gross       Net      Gross     Net
                     ---------   ---------  --------   -------  --------  ------
Exploratory(3)

  Productive(4)

     Crude oil            1.0         1.0          -        -       2.0     1.2

     Natural gas          7.0         5.6       10.0      7.9       2.0     1.2

     Dry holes(5)         9.0         7.3        2.0      1.8       4.0     1.4
                     ---------   ---------  ---------  -------  --------  ------
  Total                  17.0        13.9       12.0      9.7       8.0     3.8
                     =========   =========  =========  =======  ========  ======
Development(6)

  Productive

     Crude oil            3.0         2.4       25.0     22.3      20.0    15.8

     Natural gas         30.0        23.9       20.0     14.9      10.0     3.7

     Service(7)           1.0         1.0          -        -       1.0     1.0

     Dry holes            3.0         2.2        3.0      2.0         -       -
                     ---------   ---------  ---------  -------  --------  ------
  Total                  37.0        29.5       48.0     39.2      31.0    20.5
                     =========   =========  =========  =======  ========  ======

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

        As of March 22, 1999, the Company had one well in process of drilling.

Office Facilities

        The Company's executive and administrative offices are located at 500 N. Loop 1604 East, Suite 100, San Antonio, Texas 78232. The Company owns a 16% limited partnership interest in the Partnership which owns the office building. The Company also has an office in Midland, Texas. These offices, consisting of approximately 12,650 square feet in San Antonio and 1,090 square feet in Midland, are leased until March 2006 from unaffiliated parties at an aggregate rate of approximately $18,000 per month. Grey Wolf leases 8,683 square feet of office space in Calgary, Alberta pursuant to a lease with an unaffiliated third party which expires on December 31, 2001 at a rate of approximately CDN $15,000 per month. New Cache leases 7,427 square feet of office space in Calgary, Alberta pursuant to a lease which expires on July 1, 2001 at a rate of approximately CDN $12,400 per month.

Other Properties

        The Company owns 10 acres of land, an office building, shop, warehouse and house in Sinton, Texas, 160 acres of land in Coke County, Texas and a 50% interest in approximately 2.0 acres of land in Bexar County, Texas. All three properties are used for the storage of tubulars and production equipment. The Company also owns 21 vehicles which are used in the field by employees.

Item 3. Legal Proceedings

        General. From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 22, 1999, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

        Hornburg Litigation. In May 1995, certain plaintiffs filed a lawsuit against the Company alleging negligence and gross negligence, tortious interference with contract, conversion and waste. In March 1998, a jury found against the Company and on May 22, 1998 final judgment in the amount of $1.3 million was entered. The Company has filed an appeal. Management believes that the plaintiffs' claims are without merit and that damages should not be recoverable under this action; however, the ultimate effect on the Company's financial position and results of operations cannot be determined at this time. The Company had not established a reserve for this matter at December 31, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

Item 4a. Executive Officers of the Company

        Certain information is set forth below concerning the executive officers of the Company, each of whom has been selected to serve until the 1999 annual meeting of directors and until his successor is duly elected and qualified.

        Robert L. G. Watson, age 48, has served as Chairman of the Board, President, Chief Executive Officer and a director of Abraxas since 1977. Since May 1996, Mr. Watson has also served as Chairman of the Board and a director of Grey Wolf. In November 1996, Mr. Watson was elected Chairman of the Board, President and as a director of Canadian Abraxas. In January 1999, Mr. Watson was elected Chairman of the Board and director of New Cache. Prior to joining Abraxas, Mr. Watson was employed in various petroleum engineering positions with Tesoro Petroleum Corporation, a crude oil and natural gas exploration and production company, from 1972 through 1977, and DeGolyer & McNaughton, an independent petroleum engineering firm, from 1970 to 1972. Mr. Watson received a Bachelor of Science degree in Mechanical Engineering from Southern Methodist University in 1972 and a Master of Business Administration degree from the University of Texas at San Antonio in 1974.

        Chris E. Williford, age 48, was elected Vice President, Treasurer and Chief Financial Officer of Abraxas in January 1993, and as Executive Vice President and a director of Abraxas in May 1993. In November 1996, Mr. Williford was elected Vice President and Assistant Secretary of Canadian Abraxas. In January 1999, Mr. Williford was elected Assistant Secretary of New Cache. Prior to joining Abraxas, Mr. Williford was Chief Financial Officer of American Natural Energy Corporation, a crude oil and natural gas exploration and production company, from July 1989 to December 1992 and President of Clark Resources Corp., a crude oil and natural gas exploration and production company, from January 1987 to May 1989. Mr. Williford received a Bachelor of Science degree in Business Administration from Pittsburgh State University in 1973.

        Robert W. Carington, Jr., age 37, was elected Executive Vice President and a director of the Company in July 1998. Prior to joining the Company, Mr. Carington was a Managing Director with Jefferies & Company, Inc. Prior to joining Jefferies & Company, Inc. in January 1993, Mr. Carington was a Vice President at Howard, Weil, Labouisse, Friedrichs, Inc. Prior to joining Howard, Weil, Labouisse, Freidrichs, Inc., Mr. Carington was a petroleum engineer with Unocal Corporation from 1983 to 1990. Mr. Carington received a degree of Bachelor of Science in Mechanical Engineering from Rice University in 1983 and a Masters of Business Administration from the University of Houston in 1990.



                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

        Abraxas Common Stock is traded on the NASDAQ Stock Market and commenced trading on May 7, 1991. The following table sets forth certain information as to the high and low bid quotations quoted on NASDAQ for 1996, 1997 and 1998. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


               Period                                   High           Low

        1996
               First Quarter.............................$7.75        $4.13
               Second Quarter.............................7.25         5.00
               Third Quarter..............................7.13         4.75
               Fourth Quarter............................10.50         5.75
        1997
               First Quarter............................$14.00        $8.88
               Second Quarter............................14.13        10.00
               Third Quarter.............................15.75        12.50
               Fourth Quarter............................19.50        13.88
        1998
               First Quarter............................$15.00        $7.00
               Second Quarter............................11.25         8.25
               Third Quarter............................. 9.50         5.31
               Fourth Quarter............................ 7.56         4.00

        Recently, the Company received notification from The NMS that the Company did not meet the minimum net tangible assets and "inside bid" price requirements for NMS listed companies. The Company has also been notified that it does not meet the minimum market value of the "public float" for NMS listed companies. The Company has requested a hearing regarding the proposed delisting of the Company's Common Stock on the NMS and intends to request an exception from the designated criteria to permit continued inclusion of the Company's common stock on the NMS. No assurance can be given that the Company's request for an exception will be granted. The Company's common stock will continue to be traded on the Nasdaq NMS until action by the Nasdaq Review Panel..

        If the Company's Common Stock is no longer traded on The Nasdaq National Market, the Company intends to apply for listing its Common Stock on The American Stock Exchange or on a regional exchange, such as the Boston Stock Exchange. If the Company's Common Stock is not approved for listing on The American Stock Exchange or a regional exchange, trading in the Company's Common Stock would be conducted in the over-the-counter market in the "pink sheets" or the electronic bulletin board administered by the National Association of Securities Dealers, Inc. In such an event, the liquidity and market price of the Company's Common Stock may be adversely impacted. As a result, an investor may find it more difficult to obtain accurate stock quotations.

Holders

        As of March 22, 1999 Abraxas had 6,330,426 shares of common stock outstanding and had approximately 1,650 stockholders of record.

Dividends

        Abraxas has not paid any cash dividends on its Common Stock and it is not presently determinable when, if ever, Abraxas will pay cash dividends in the future. The Indentures prohibit the payment of cash dividends and stock dividends on the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6. Selected Financial Data

        The following selected financial data are derived from the consolidated financial statements of Abraxas. The data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and other financial information included herein. See "Financial Statements."

                                                         Year Ended December 31,
                                          ------------------------------------------------------
                                            1998        1997       1996        1995       1994
                                          --------   --------    --------     --------  --------
                                                   (In thousands except per share data)
Total revenue                             $ 60,804   $ 70,931    $ 26,653     $13,817   $11,349
Income (loss) from continuing operations  $(83,960)  $ (6,485)   $  1,940     $(1,208)  $   113
Income (loss) per common share  from
  continuing operations                   $ (13.26)  $  (1.11)   $    .23     $  (.34)  $   .02
Weighted average shares outstanding          6,331      6,025       6,794       4,635     4,310
Total assets                              $291,498   $338,528    $304,842     $85,067   $75,361
Long-term debt                            $299,698   $248,617    $215,032     $41,601   $41,296
Total shareholders' equity (deficit)      $(63,522)  $ 26,813    $ 35,656     $37,062   $28,502


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

        Selected   Operating  Data.  The  following  table  sets  forth  certain operating data of the Company for the periods presented:


                                                Years Ended December 31,
                                      -----------------------------------------
                                           (dollars in thousands, except
                                                  per unit data)

                                            1998         1997         1996
                                       ------------- ------------ ------------
Operating revenue:
  Crude oil sales                         $    9,948   $   17,453   $    8,864
  NGLs sales                                   5,905       10,668        4,359
  Natural gas sales                           38,410       37,705       12,526
  Gas Processing revenue                       3,159        3,568          600
  Other                                        2,663        1,537          304
                                        ============= ============ ============
Total operating revenue                      $60,084   $   70,931   $   26,653
                                        ============= ============ ============

Operating income (loss)                   $  (56,500)  $   15,150   $    8,826

Crude oil production (MBbls)                   728.6        936.7        425.2
NGLs production (MBbls)                        867.4        992.3        299.5
Natural gas production (MMcf)               24,929.9     21,050.0      6,350.0

Average crude oil sales price (per Bbl)   $    13.65   $    18.63   $    20.85
Average NGLs sales price (per Bbl)        $     6.81   $    10.75   $    14.55
Average natural gas sales price (per Mcf) $     1.54   $     1.79   $     1.97

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

        Operating Revenue. During the year ended December 31, 1998, operating revenue from crude oil, natural gas and natural gas liquids sales, and natural gas processing revenues decreased by $12.0 million from $69.4 million in 1997 to $57.4 million in 1998, of which $11.8 million was attributable to the Wyoming Properties. This decrease was primarily attributable to a decline in commodity prices. Production volumes increased from 32,624 MMcfe in 1997 to 34,506 MMcfe for the year ended December 1998, of which 8,609 MMcfe were attributable to the Wyoming Properties. Crude oil and natural gas liquids sales volumes decreased by 17.2% from 1,930 MBbls in 1997 to 1,596 MBbls during 1998, and natural gas sales volumes increased by 18.4% from 21.1 Bcf in 1997 to 24.9 Bcf in 1998. The increase in natural gas sales volumes was attributable to increased production attributable to the Company's ongoing development program on existing and acquired properties. Crude oil sales volumes decreased 22.2% to 729 MBbls during 1998 from 937 MBbls in 1997 due primarily to the Company's decreased emphasis on crude oil development projects during 1998 because of the continuing decline in crude oil prices. Natural gas liquids sales volumes decreased 12.6% to 867 MBbls in 1998 from 992 MBbls in 1997. Approximately 66 MBbls of the decline in natural gas liquids was attributable to the loss of production from the Company's Wyoming Properties. In the ten and one-half months that the Company owned the Wyoming Properties during 1998, they contributed 89 MBbls of crude oil, 454 MBbls of natural gas liquids and 5.4 Bcf of natural gas production. Average sales prices in 1998 were $13.65 per Bbl of crude oil, $6.81 per Bbl of natural gas liquids and $1.54 per Mcf of natural gas compared to $18.63 per Bbl of crude oil, $10.75 per Bbl of natural gas liquids and $1.79 per Mcf of natural gas in 1997. The Company also had gas processing revenue of $3.1 million in 1998 as compared to $3.6 million in 1997.

        Lease Operating Expense. Lease operating expense ("LOE") and natural gas processing costs increased by $2.0 million from $16.1 million for the year ended December 31, 1997 to $18.1 million for the same period of 1998, of which $2.0 million was attributable to the Wyoming Properties. The increase was due primarily to the greater number of wells owned by the Company for the year ended December 31, 1998 compared to the year ended December 31, 1997. The Company's LOE on a per Mcfe basis for 1998 was $0.49 per Mcfe as compared to $0.46 per Mcfe in 1997. Natural gas processing cost remained constant at $1.2 million in 1998 as compared to $1.2 million in 1997.

        G&A Expense. G&A expense increased from $4.2 million for the year ended December 31, 1997 to $5.3 million for the year ended December 31, 1998, as a result of the Company's hiring additional staff. The sale of the Wyoming Properties will not have a material effect on G&A expense. The Company's G&A expense on a per Mcfe basis was $0.16 per Mcfe in 1998 compared to $0.13 per Mcfe for 1997.

        DD&A Expense. Due to the increase in sales volumes of crude oil and natural gas, depreciation, depletion and amortization ("DD&A") expense increased by $600,000 from $30.6 million for the year ended December 31, 1997 to $31.2 million for the year ended December 31, 1998, of which $3.4 million was attributable to the Wyoming Properties. The Company's DD&A expense on a per Mcfe basis for 1998 was $0.90 per Mcfe as compared to $0.94 per Mcfe in 1997.

        Interest Expense and Preferred Dividends. Interest expense and preferred dividends increased by $6.2 million from $24.6 million to $30.8 million for the year end December 31, 1998 compared to 1997. This increase was attributable to increased borrowings by the Company during 1998. In January 1998, Abraxas and Canadian Abraxas issued $60.0 million in principal amount of 11.5% Senior Notes due 2004, Series C ("Series C Notes"), and in June 1998, Abraxas and Canadian Abraxas exchanged all of their outstanding Series C Notes and their 11.5% Senior Notes due 2004, Series B in the original principal amount of $215.0 million ("Series B Notes") for $275.0 million of the Series D Notes. During 1998, the Company also made additional borrowings under the Credit Facility. Long-term debt increased from $248.6 million at December 31, 1997 to $299.7 million at December 31, 1998. During 1998, the Company paid no preferred dividends as compared to $183,000 in 1997. Preferred dividends were eliminated on July 1, 1997 as the result of the conversion of all outstanding preferred stock into Abraxas common stock.

        Ceiling Limitation Writedown. The Company records the carrying value of its crude oil and natural gas properties using the full cost method of accounting for oil and gas properties. Under this method, the Company capitalizes the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of crude oil and natural gas properties exceeds the ceiling limit, the Company is subject to a ceiling limitation writedown to the extent of such excess. A ceiling limitation writedown is a charge to earnings which does not impact cash flow from operating activities. However, such writedowns do impact the amount of the Company's stockholders' equity. The risk that the Company will be required to writedown the carrying value of its oil and gas assets increases when oil and gas prices are depressed or volatile. In addition, writedowns may occur if the Company has substantial downward revisions in its estimated proved reserves or if purchasers or governmental action cause an abrogation of, or if the Company voluntarily cancels, long-term contracts for its natural gas. For the year ended December 31, 1998, the Company recorded a writedown of $61.2 million related to its United States properties. No assurance can be given that the Company will not experience additional writedowns in the future. Should commodity prices continue to decline, a further writedown of the carrying value of the Company's crude oil and natural gas properties may be required. See Note 17 of Notes to Consolidated Financial Statements.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

        Operating Revenue. During the year ended December 31, 1997, operating revenue from crude oil, natural gas and natural gas liquids sales, and natural gas processing revenues increased by $43.1 million from $26.3 million in 1996 to $69.4 million in 1997. This increase was primarily attributable to increased
volumes  which  were  partially  offset  by  a  decline  in  commodity   prices.
 .Production volume increased from 10,698 MMcfe to 32,624 MMcfe for the year ended December 1997. Crude oil and natural gas liquids sales volumes increased by 166% to 11,573 MMcfe during 1997 compared to 4,350 MMcfe in 1996, and natural gas sales volumes increased by 231% to 21.1 Bcf in 1997 compared to 6.3 Bcf in 1996. The increases in volumes were attributable to a full year of production from property acquisitions completed during the fourth quarter of 1996 as well as increased production attributable to the Company's ongoing development program on existing and acquired properties. Acquisitions and the subsequent development of the acquired properties contributed 1,182 MBbls of oil and natural gas liquids and 15.9 Bcf of natural gas. Development of existing properties contributed 747 MBbls of oil and natural gas liquids and 5.2 Bcf of natural gas during 1997. Average sales prices in 1997 were $18.63 per Bbl of crude oil, $10.75 per Bbl of natural gas liquid and $1.79 per Mcf of natural gas compared to $20.85 per Bbl of crude oil, $14.55 per Bbl of natural gas liquids and $1.97 per Mcf of natural gas in 1996. The Company also had gas processing revenue of $3.6 million in 1997 as a result of the acquisition of CGGS Canadian Gas Gathering Systems, Inc. ("CGGS") in November 1996. Prior to the acquisition, the Company was not engaged in third party gas processing.

        Lease Operating Expense. LOE and natural gas processing costs increased by $10.0 million from $6.1 million for the year ended December 31, 1996 to $16.1 million for the same period of 1997. LOE increased by $9.0 million to $14.9 million primarily due to the greater number of wells owned by the Company for the year ended December 31, 1997 compared to the year ended December 31, 1996. The Company's LOE on a per Mcfe basis for 1997 was $0.46 per Mcfe as compared to $0.55 per Mcfe in 1996. Natural gas processing costs increased to $1.3 million in 1997 as compared to $262,000 in 1996. The increase in gas processing expense was due to the acquisition of CGGS in November 1996. Prior to the acquisition, the Company was not engaged in third party gas processing

        G&A Expense. G&A expense increased by $2.3 million from $1.9 million for the year ended December 31, 1996 to $4.2 million for the year ended December 31, 1997, as a result of the Company's hiring additional staff, including an increase in personnel to manage and develop properties acquired in the fourth quarter of 1996. The Company's G&A expense on a per Mcfe basis was $0.13 per Mcfe in 1997 compared to $0.18 per Mcfe for 1996.

        DD&A Expense. Due to the increase in sales volumes of crude oil and natural gas, DD&A expense increased by $21.0 million from $9.6 million for the year ended December 31, 1996 to $30.6 million for the year ended December 31, 1997. The Company's DD&A expense on a per Mcfe basis for 1997 was $0.94 per Mcfe as compared to $0.90 per Mcfe in 1996.

        Interest Expense and Preferred Dividends. Interest expense and preferred dividends increased by $18.1 million from $6.4 million to $24.5 million for the year end December 31, 1997, compared to 1996. This increase was attributable to increased borrowings by the Company to finance the acquisitions consummated during 1996. In November 1996,the Company issued $215 million in principal amount of the Series B Notes. During 1997, the Company made additional borrowings under the Credit Facility. Long-term debt increased from $215.0 million at December 31, 1996 to $248.6 million at December 31, 1997. During 1997, the Company paid $183,000 in preferred dividends as compared to $366,000 in 1996. Preferred dividends were eliminated on July 1, 1997 as the result of the conversion of all outstanding preferred stock into Abraxas common stock.

        Ceiling Limitation Writedown. For the year ended December 31, 1997, the Company recorded a writedown of $4.6 million, $3.0 million after tax, related to its Canadian properties

Liquidity and Capital Resources

        Current Liquidity Needs. The Company has historically funded its operations and acquisitions primarily through its cash flow from operations and borrowings under the Credit Facility and other credit sources. In March 1999 the Company issued $63.5 million principal amount of the Secured Notes and repaid all amounts outstanding under the Credit Facility and the New Cache Debt. Due to severely depressed prices for crude oil and natural gas, the Company's cash flow from operations has been substantially reduced.

      The Company will have two principal sources of liquidity during the next 12 months: (i) cash on hand, including the proceeds from the sale of the Secured Notes after the repayment of the Credit Facility and the New Cache Debt,and (ii) cash generated by operations. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net proceeds from the sale of the Secured Notes plus the Company's cash flow from operations will be adequate to fund operations and planned capital expenditures for the remainder of 1999.

        The Company's ability to obtain additional financing will be substantially limited under the terms of the Indentures. Substantially all of the Company's crude oil and natural gas properties and natural gas processing facilities are subject to a first lien or charge for the benefit of the holders of the Secured Notes. Thus, the Company will be required to rely on its cash flow from operations to fund its operations and service its debt. The Company may also choose to issue equity securities or sell certain of its assets to fund its operations, although the Indentures substantially limit the Company's use of the proceeds of any such asset sales. Due to the Company's diminished cash flow from operations and the resulting depressed prices for its common stock, there can be no assurance that the Company would be able to obtain equity financing on terms satisfactory to the Company.

        General. Capital expenditures in 1996, 1997 and 1998 were $173.2 million, $87.8 million and $57.9 million, respectively. The table below sets forth the components of these capital expenditures on a historical basis for the three years ended December 31, 1996, 1997 and 1998.

                                             Year Ended December 31,
                                       --------------------------------
                                         1996        1997         1998
                                       -------      -------      ------
                                             (dollars in thousands)
Expenditure category:
     Property acquisitions (1)         $154,484     $24,210      $ 2,729
     Development                         18,465      61,414       51,821
     Facilities and other                   206       2,140        3,311
                                       --------     -------      -------
     Total                             $173,155     $87,764      $57,861
                                       ========     =======      =======
----------
(1)Acquisition cost includes 7,585,000 common shares and 4,000,000 special warrants of Grey Wolf valued at approximately $3.7 million in 1997 and 71,063 shares of Abraxas common stock valued at approximately $449,000 in 1998 related to the acquisition of certain crude oil and natural gas properties.

        Acquisitions of crude oil and natural gas producing properties during 1996 accounted for the majority of the capital expenditures made by the Company during 1996. During 1997 and 1998, expenditures were primarily for the development of existing properties. These expenditures were funded through internally generated cash flow, the issuance of the Series C Notes and borrowings under the Credit Facility.

        At December 31, 1998, the Company had current assets of $73.2 million and current liabilities of $22.5 million resulting in working capital of $50.7 million. The material components of the Company's current liabilities at December 31, 1998 include trade accounts payable of $10.5 million, revenues due third parties of $5.8 million and accrued interest of $5.5 million. Stockholders' equity decreased from $26.8 million at December 31, 1997 to $(64.0) million at December 31, 1998, primarily due to a net loss incurred in 1998, including the impact of the impairment of the full cost pool. See "Ceiling Limitation Writedown"

      The Company's current budget for capital expenditures for 1999 other than acquisition expenditures is $13.0 million, approximately $10.0 million of which has been spent to date. The remaining portion of such expenditures is largely discretionary and will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisition of producing properties if such opportunities arise, but the Company currently has no agreements, arrangements or undertakings regarding any material acquisitions. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas continue to decline, the Company's cash flows will decrease which may result in a further reduction of the capital expenditures budget.

      Operating activities for the year ended December 31, 1998 provided $4.8 million of cash to the Company. Investing activities provided $2.0 million during 1998 $59.4 million was provided from the sale of oil and gas producing properties, primarily the Wyoming Properties and $57.4 was used primarily for the acquisition and development of producing properties. Financing provided $52.5 million during 1998.

      Operating activities for the year ended December 31, 1997 provided $36.6 million of cash to the Company. Investing activities required $74.5 million during 1997 primarily for the acquisition and development of producing properties. Financing provided $33.3 million during 1997.

        Operating activities for the year ended December 31, 1996, provided $13.5 million of cash. Investing activities required $172.6 million primarily for the acquisition of producing properties. Financing provided $163.0 million during 1996.

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

        Hedging Activities. In August 1995, the Company entered into a rate swap agreement with a previous lender relating to $25.0 million of principal amount of outstanding indebtedness. This agreement was assumed by the Company's lenders under the Credit Facility. Under the agreement, the Company paid a fixed rate of 6.15% while the Banks paid a floating rate equal to the USD-LIBOR-BBA rate for one-month maturities, quoted on the eighteenth day of each month, to the Company. Settlements were due monthly. The agreement terminated in August 1998.

        In November 1996, the Company assumed hedge agreements extending through October 2001 with a counterparty involving various quantities and fixed prices. These hedge agreements provided for the Company to make payments to the counterparty to the extent the market prices, determined based on the price for crude oil on the NYMEX and the Inside FERC, Tennessee Gas Pipeline Co. Texas (Zone O) price for natural gas exceeded certain fixed prices and for the counterparty to make payments to the Company to the extent the market prices were less than such fixed prices. The Company accounted for the related gains or losses (a loss of $952,000 in 1997 and a gain of $268,000 in 1998) in crude oil and natural gas revenue in the period of the hedged production. The Company terminated these hedge agreements in January 1999 and was paid $750,000 by the counterparty for such termination.

        In March 1998, the Company entered into a costless collar hedge agreement with Enron Capital and Trade Resources Corp. for 2,000 Bbls of crude oil per day with a floor price of $14.00 per Bbl and a ceiling price of $22.30 per Bbl for crude oil on the NYMEX. The agreement was effective April 1, 1998 and extended through March 31, 1999. Under the terms of the agreement the Company was paid when the average monthly price for crude oil on the NYMEX is below the floor price and will pay the counterparty when the average monthly price exceeds the ceiling price. During 1998, the Company realized a gain of $282,000 on this agreement, which is accounted for in crude oil and natural gas revenue. The Company has also entered into a hedge agreement with Barrett Resources Corporation covering 1,000 Bbls per day of crude oil calling for the Company to be paid an average NYMEX price of $13.98 per Bbl over the period April 1, 1999 to October 31, 1999.

        As of March 1, 1999, the Company had 37.0 MMBTUpd hedged at an average NYMEX price of approximately $1.93 per MMBTU from April 1, 1999 to October 31, 1999 and 2.4 MMBTUpd at an average NYMEX price of approximately $1.10 per MMBTU from November 1, 1998 to October 31, 2000. Of the 37.0 MMBTUpd hedged at $1.93 per MMBTU, 20.0 MMBTUpd is hedged with Barrett Resources Corporation, 11.0 MMBTUpd is hedged with Engage Energy Capital Canada LP, and 6.0 MMBTUpd is hedged with Amoco. The 2.4 MMBTUpd hedged at $1.10 per MMBTU is hedged with Engage Energy Capital Canada LP and was assumed by the Company in connection with the acquisition of New Cache.

        Long-Term Indebtedness

        Series D Notes. On November 14, 1996, Abraxas and Canadian Abraxas consummated the offering of $215.0 million of their 11.5% Senior Notes due 2004, Series A, which were exchanged for the Series B Notes in February 1997. On January 27, 1998, Abraxas and Canadian Abraxas completed the sale of $60.0 million of the Series C Notes. The Series B Notes and the Series C Notes were subsequently exchanged for $275.0 million in principal amount the Series D Notes in June 1998.

        Interest on the Series D Notes is payable semi-annually in arrears on May 1 and November 1 of each year at the rate of 11.5% per annum. The Series D Notes are redeemable, in whole or in part, at the option of Abraxas and Canadian Abraxas, on or after November 1, 2000, at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on November 1 of the years set forth below:

               Year                                         Percentage

               2000........................................   105.750%
               2001........................................   102.875%
               2002 and thereafter.........................   100.000%

        In addition, at any time on or prior to November 1, 1999, Abraxas and Canadian Abraxas may, at their option, redeem up to 35% of the aggregate principal amount of the Series D Notes originally issued with the net cash proceeds of one or more equity offerings, at a redemption price equal to 111.5% of the aggregate principal amount of the Series D Notes to be redeemed, plus accrued and unpaid interest to the date of redemption; provided, however, that after giving effect to any such redemption, at least 65% of the aggregate principal amount of the Series D Notes remains outstanding.

        The Series D Notes are joint and several obligations of Abraxas and Canadian Abraxas, and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of Abraxas and Canadian Abraxas. The Series D Notes rank senior in right of payment to all future subordinated indebtedness of Abraxas and Canadian Abraxas. The Series D Notes will, however, be effectively subordinated to the Notes to the extent of the value of the Collateral. The Series D Notes are unconditionally guaranteed, jointly and severally, by the Subsidiary Guarantors. The guarantees are general unsecured obligations of the Subsidiary Guarantors and rank pari passu in right of payment to all unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all subordinated indebtedness of the Subsidiary Guarantors. The Guarantees are effectively subordinated to the Notes to the extent of the value of the Collateral.

        Upon a Change of Control (as defined in the Series D Indenture), each holder of the Series D Notes will have the right to require Abraxas and Canadian Abraxas to repurchase all or a portion of such holder's Series D Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. In addition, Abraxas and Canadian Abraxas will be obligated to offer to repurchase the Series D Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase in the event of certain asset sales.

        The Series D Indenture provides, among other things, that the Company may not, and may not cause or permit certain of its subsidiaries, including Canadian Abraxas, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas, guarantee any indebtedness of Abraxas or transfer any of its assets to Abraxas except for such encumbrances or restrictions existing under or by reason of: (i) applicable law; (ii) the Series D Indenture; (iii) the Credit Facility (as defined in the Series D Indenture); (iv) customary non-assignment provisions of any contract or any lease governing leasehold interest of such subsidiaries;
(v) any instrument governing indebtedness assumed by the Company in an acquisition, which encumbrance or restriction is not applicable to such subsidiaries or the properties or assets of such subsidiaries other than the entity or the properties or assets of the entity so acquired; (vi) customary restrictions with respect to subsidiaries of the Company pursuant to an agreement that has been entered into for the sale or disposition of capital stock or assets of such subsidiaries to be consummated in accordance with the terms of the Series D Indenture solely in respect of the assets or capital stock to be sold or disposed of; (vii) any instrument governing certain liens permitted by the Indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or
(viii) an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (ii), (iii) or (v) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the Series D Notes in any material respect as determined by the Board of Directors of the Company in their reasonable and good faith judgment that the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (ii), (iii) or (v).

        Secured Notes. In March 1999 the Company consummated the sale of $63.5 million of the Secured Notes. Interest on the Secured Notes is payable semi-annually in cash in arrears on March 15 and September 15, commencing September 15, 1999. The Secured Notes are redeemable, in whole or in part, at the option of Abraxas on or after March 15, 2001, at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on March 15 of the years set forth below:

               Year                                       Percentage

               2001.....................................    103.000%
               2002 and thereafter......................    100.000%

At any time, or from time to time, prior to March 15, 2001, Abraxas may, at its option, use all or a portion of the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate original principal amount of the Notes at a redemption price equal to 112.875% of the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest and liquidating damages, if any.

The Notes are senior indebtedness of Abraxas secured by a first lien on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The Secured Notes are unconditionally guaranteed (the "Guarantees") on a senior basis, jointly and severally, by
Canadian Abraxas, New Cache and Sandia Oil & Gas Corporation ("Sandia"), a wholly-owned subsidiary of Abraxas (collectively, the "Guarantors"). The Guarantees are secured by substantially all of the crude oil and natural gas properties of the Guarantors and the shares of Grey Wolf owned by Canadian Abraxas.

Upon a Change of Control, each holder of the Secured Notes will have the right to require Abraxas to repurchase such holder's Secured Notes at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, the Issuers will be obligated to offer to repurchase the Secured Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption in the event of certain asset sales

The Secured Notes Indenture contains certain covenants that limit the ability of Abraxas and certain of its subsidiaries, including the Guarantors (the "Restricted Subsidiaries") to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

        The Secured Notes Indenture provides, among other things, that the Company may not, and may not cause or permit the Restricted Subsidiaries, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas or any other Restricted
Subsidiary, guarantee any indebtedness of Abraxas or any other Restricted Subsidiary or transfer any of its assets to Abraxas or any other Restricted Subsidiary except for such encumbrances or restrictions existing under or by reason of: (i) applicable law; (ii) the Indentures; (iii) customary non-assignment provisions of any contract or any lease governing leasehold interest of such subsidiaries; (iv) any instrument governing indebtedness assumed by the Company in an acquisition, which encumbrance or restriction is not applicable to such Restricted Subsidiary or the properties or assets of such subsidiary other than the entity or the properties or assets of the entity so acquired; (v) agreements existing on the Issue Date (as defined in the Secured Notes Indenture) to the extent and in the manner such agreements were in effect on the Issue Date; (vi) customary restrictions with respect to subsidiary of the Company pursuant to an agreement that has been entered into for the sale or disposition of capital stock or assets of such Restricted Subsidiary to be consummated in accordance with the terms of the Secured Notes Indenture or any Security Documents (as defined in the Secured Notes Indenture) solely in respect of the assets or capital stock to be sold or disposed of; (vii) any instrument governing certain liens permitted by the Secured Notes Indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or (viii) an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (ii), (iv) or (v) above;
provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the Secured Notes in any material respect as determined by the Board of Directors of the Company in their reasonable and good faith judgment that the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (ii), (iv) or (v).

      Net Operating Loss Carryforwards. At December 31, 1998, the Company had, subject to the limitations discussed below, $46.6 million of net operating loss carryforwards for U.S. tax purposes, of which approximately $43.8 million are available for utilization without limitation. These loss carryforwards will expire from 2002 through 2010 if not utilized. At December 31, 1998, the Company had approximately $11.9 million of net operating loss carryforwards for Canadian tax purposes which expire in varying amounts in 2002-2005. As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under Section 382, occurred in December 1991. Accordingly, it is expected that the use of $4.9 million in net operating loss carryforwards generated prior to December 31, 1991 will be limited to approximately $235,000 per year. As a result of the issuance of additional shares of common stock for acquisitions and sales of stock, an additional ownership change under Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993, or $8.9 million, will be limited to approximately $1 million per year subject to the lower limitations described above. Of the $8.9 million net operating loss carryforwards, it is anticipated that the maximum net operating loss that may be utilized before it expires is $6.1 million. Future changes in ownership may further limit the use of the Company's carryforwards. In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5.9 million and $32.8 million for deferred tax assets at December 31, 1997 and 1998, respectively.

Year 2000

        The Company has been and is assessing the impact of the Year 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information system infrastructure Year 2000 compliant. Substantially all of the Company's computer software has been obtained from third party vendors. The Company has been advised by vendors of each of its most material hardware and software systems that such systems are Year 2000 compliant. The Company has not undertaken independent testing to verify the accuracy of such assertions.

        To date, the Company has spent approximately $100,000 in replacing computer hardware and software it did not believe to be Year 2000 compliant, some of which the Company had already anticipated replacing for other reasons. Such expenditures have been funded out of the Companys' operational cash flows. Based on existing information, the Company does not anticipate having to spend any material further amounts to become Year 2000 compliant and that any such required amounts will not have a material effect on the financial position, cash flows or results of operations of the Company.

        There is a risk of Year 2000 related failures. These failures could result in an interruption in or a failure of certain business activities or functions. Such failures could materially and adversely affect the Company's results of operations, liquidity or financial condition. Due to the uncertainty surrounding the Year 2000 problem, including the uncertainty of the Year 2000 readiness of the Company's customers and contractors, the Company is unable at this time to determine the true impact of the Year 2000 problem to the Company. The principal areas of risk are thought to be oil and gas production control systems, other imbedded operations control systems and third party Year 2000 readiness. There can be no assurance, however, that there will not be delay in, or increased costs associated with the implementation of measures to address the Year 2000 issue or that such measures will prove effective in resolving all Year 2000 related issues. Furthermore, there can be no assurance that critical contractors, customers or other parties with which the Company does business will not experience failures. A likely worst case scenario is that despite the Company's efforts there could be failures of control systems, which might cause some processes to be shut down. Such failures could have a material adverse impact on the Company's operations. Their failure due to a Year 2000 problem could prevent the Company from delivering product and cause a material impact to Company cash flow.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

  Commodity Price Risk

        The Company's exposure to market risks rest primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. The Company manages crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources". Assuming 1998 production levels, a 5% further decline in crude oil, natural gas and natural gas liquid prices would have reduced the Company's operating revenue cash flow and net income by approximately $2.5 million for the year ended December 31, 1998.

  Interest Rate Risk

        At December 31, 1998, approximately 8% of the Company's long-term debt bears interest at variable rates. See "MD&A-Liquidity and Capital Resources". Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable interest rates and assuming a two percentage point change in the 1998 average interest rate under these borrowings, it is estimated that the Company's interest expense would have changed by approximately $560,000. The borrowings by the Company subject to variable interest rates are not material to the Company's total debt. All borrowings subject to variable interest rates were paid in full by fixed rate debt in March 1999. At December 31, 1998, $274 million of the Company's debt was at a fixed rate with a market value of $212,350 million. The assumed 2% change in the interest rate would not have a material impact on this market value.

  Foreign Currency

        The Company's Canadian operations are measured in the local currency of Canada. As a result , the Company's financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre tax loss of $9.6 million for the year ended December 31, 1998. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed the Company's net income by approximately $.27 million. The Company does not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

        There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which appears therein under the caption "Election of Directors". See also the information in Item 4a of Part I of this Report.

Item 11. Executive Compensation.

        There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which appears therein under the caption "Executive Compensation", except for those parts under the captions "Compensation Committee Report on Executive Compensation", "Performance Graph" and "Report on Repricing of Options".

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which appears therein under the caption "Securities Holdings of Principal Stockholders, Directors and Officers".


Item 13. Certain Relationships and Related Transactions.

        There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which appears therein under the caption "Certain Transactions."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.   Consolidated Financial Statements                                 Page

        Report of Ernst & Young, LLP, Independent Auditors.................F-2

        Consolidated Balance Sheets,
          December 31, 1998 and 1997.......................................F-3

        Consolidated Statements of Operations,
          Years Ended December 31, 1998, 1997, and 1996....................F-5

        Consolidated Statements of Stockholders' Equity (deficit)
           Years ended December 31, 1998, 1997 and 1996....................F-7

        Consolidated Statements of Cash Flows
          Years Ended December 31, 1998, 1997 and 1996.....................F-9

        Notes to Consolidated Financial Statements........................ F-11

(a)2.   Financial Statement Schedules

        All schedules have been omitted because they are not applicable, not required under the instructions or the information requested is set forth in the consolidated financial statements or related notes thereto.

Item 14 (b): Reports on Form 8-K Filed in the Fourth Quarter of 1998

   Form 8-K dated  November  30,  1998 and  amended on January  27, 1999 Item 2.
      Acquisition or Disposition of Assets - Divestiture of Wyoming  Properties.
      Item  7.  Financial   Statements  and  Exhibits  -  Pro  Forma   financial
      statements.

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

4.5 Indenture dated January 27, 1998 by and among the Company, Canadian Abraxas and IBJ Schroder Bank & Trust Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 5, 1998).

4.6 Indenture dated March 26, 1999 by and among the Company, Canadian Abraxas, New Cache, Sandia and Norwest Bank Minnesota, National Association (Filed herewith).

4.7 Form of Series D Note (Filed as Exhibit A to Exhibit 4.5).

4.8 Form of Secured Note (filed as Exhibit A to Exhibit 4.6).

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

10.18 Warrant Agreement dated as of July 27, 1994 between Abraxas and FUNB. (Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 5, 1994).

10.19 Warrant Agreement dated as of December 16, 1994, between Abraxas and FUNB. (Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed March 31, 1995).

10.20 First Amendment to Warrant Agreement dated as of August 31, 1995 between Abraxas and FUNB. (Filed as Exhibit 10.21 to the S-3 Registration Statement).

10.21 Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.30 to the S-1 Registration Statement).

*10.22 Employment  Agreement between Abraxas and Robert L. G. Watson.  (Filed as
Exhibit 10.23 to the S-3 Registration Statement).

*10.23 Employment  Agreement  between Abraxas and Chris E. Williford.  (Filed as
Exhibit 10.24 to the S-3 Registration Statement).

*10.24  Employment  Agreement  between Abraxas and Stephen T. Wendel.  (Filed as
Exhibit 10.26 to the S-3 Registration Statement).

*10.25 Employment Agreement between Abraxas and Robert W. Carington, Jr. (Filed herewith).

10.26 Registration Rights Agreement dated as of March 26, 1999 by and among Abraxas, Canadian Abraxas, New Cache, Sandia and Jefferies & Company, Inc. (Filed herewith).

10.27 Management Agreement dated November 14, 1996 by and between Canadian Abraxas and Cascade Oil & Gas Ltd. (Filed as Exhibit 10.36 to the Exchange Offer Registration Statement).

10.28 Agreement of Limited Partnership of Abraxas Wamsutter L.P. dated as of November 12, 1998 by and between Wamsutter Holdings, Inc. and TIFD III-X Inc.
(Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 30,1998).

21.1 Subsidiaries of Abraxas. (Filed herewith).

23.1 Consent of Independent Auditors. (Filed herewith).

23.2 Consent of DeGolyer & MacNaughton. (Filed herewith).

23.3 Consent of McDaniel & Associates Consultants, Ltd. (Filed herewith).

27.1 Financial Data Schedule (Filed herewith).

*     Management Compensatory Plan or Agreement.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
Abraxas Petroleum Corporation and Subsidiaries

Report of Independent Auditors .............................................F-2
Consolidated Balance Sheets at December 31, 1997 and 1998 ..................F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998 .........................................F-5
Consolidated Statements of Stockholders' Equity (Deficit)
 for the years ended December 31, 1996, 1997 and 1998 ......................F-6
Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1997 and 1998 ..........................................F-8
Notes to Consolidated Financial Statements .................................F-10

The Board of Directors and Stockholders
Abraxas Petroleum Corporation

        We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abraxas Petroleum Corporation and Subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                   ERNST & YOUNG LLP

San Antonio, Texas
March 17, 1999
except for Note 2, as to which the date is March 27, 1999

                                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                                    ASSETS


                                                                December 31
                                                       -------------------------------
                                                            1997             1998
                                                       --------------- ---------------
                                                               (In thousands)
Current assets:
  Cash ..........................................        $     2,876     $    61,390
  Accounts receivable, less allowance for
    doubtful accounts:
      Joint owners ..............................              2,149           3,337
      Oil and gas production sales ..............             11,194           6,098
      Other .....................................              1,259           1,070
                                                       --------------- ---------------
                                                              14,602          10,505
  Equipment inventory ...........................                367             504
  Other current assets ..........................                508             844
                                                       --------------- ---------------
    Total current assets ........................             18,353          73,243

Property and equipment...........................            385,442         374,316
Less accumulated depreciation, depletion, and
  amortization ..................................             74,597         165,867
                                                       --------------- ---------------
  Net property and equipment based on the full cost
    method of accounting for oil and gas properties
    of which $11,519 and $10,675 at
    December 31, 1997 and 1998, respectively,
    were excluded from amortization .............            310,845         208,449
Deferred financing fees, net of accumulated
  amortization of $1,540 and $2,911 at
  December 31, 1997 and 1998,
  respectively ..................................              8,072           8,059
Other assets ....................................              1,258           1,747
                                                       --------------- ---------------
  Total assets ..................................        $   338,528     $   291,498
                                                       =============== ===============



                            See accompanying notes.

                                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                December 31
                                                       -------------------------------
                                                            1997            1998
                                                       --------------- ---------------
                                                               (In thousands)
Current liabilities:
  Accounts payable ................................      $    17,120     $    10,499
  Oil and gas production payable ..................            2,819           5,846
  Accrued interest ................................            4,622           5,522
  Income taxes payable ............................              164             160
  Other accrued expenses ..........................            2,732             527
                                                       ---------------   --------------
    Total current liabilities .....................           27,457          22,554

Long-term debt:
  Credit facility .................................           31,500          15,700
  Senior notes ....................................          215,000         277,471
  Other............................................            2,117           6,527
                                                       ---------------   ---------------
                                                             248,617         299,698

Deferred income taxes .............................           27,751          19,820
Minority interest in foreign subsidiary ...........            4,813           9,672
Future site restoration  ..........................            3,077           3,276

Commitments and contingencies

Stockholders' equity (Deficit):
  Convertible preferred stock, 8%, authorized
   1,000,000 shares; -0- shares issued and
    outstanding....................................                -               -
  Common stock, par value $.01 per share -
    authorized 50,000,000 shares; issued
    6,422,540 and 6,501,441 shares at
    December 31, 1997 and 1998, respectively ....                 63              65
  Additional paid-in capital ......................           51,118          51,695
  Accumulated deficit .............................          (19,185)       (103,145)
  Treasury stock, at cost, 53,023 and 171,015 shares
    at December 31, 1997 and 1998, respectively ...             (281)         (1,167)
  Accumulated other comprehensive income (loss)....           (4,902)        (10,970)
                                                       --------------  ---------------
Total stockholders' equity (deficit)                          26,813         (63,522)
                                                       --------------- ---------------

    Total liabilities and stockholders' equity
      (deficit)....................................      $   338,528     $   291,498
                                                       =============== ===============



                            See accompanying notes.

                                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Year Ended December 31
                                                     -------------------------------------------
                                                        1996           1997            1998
                                                     -------------------------------------------
                                                       (In thousands except per share data)
Reveune:
  Oil and gas production revenues ...............    $    25,749    $    65,826    $    54,263
  Gas processing revenues .......................            600          3,568          3,159
  Rig revenues ..................................            139            334            469
  Other  ........................................            165          1,203          2,193
                                                     -------------  ------------   -------------
                                                          26,653         70,931         60,084
Operating costs and expenses:
  Lease operating and production taxes ..........          5,858         14,881         16,841
  Gas processing costs ..........................            262          1,252          1,250
  Depreciation, depletion, and amortization .....          9,605         30,581         31,226
  Rig operations ................................            169            296            521
  Proved property impairment ....................              -          4,600         61,224
  General and administrative ....................          1,933          4,171          5,522
                                                     ------------  -------------   ------------
                                                          17,827         55,781        116,584
                                                     ------------  -------------   ------------
Operating income (loss)..........................          8,826         15,150        (56,500)

Other (income) expense:
  Interest income ...............................           (254)          (320)          (805)
  Amortization of deferred financing fee ........            280          1,260          1,571
  Interest expense ..............................          6,241         24,620         30,848
  Other .........................................            373           (369)            --
                                                     ------------  -------------   ------------
                                                           6,640         25,191         31,614
                                                     ------------  -------------   ------------
Income (loss) before taxes and extraordinary item          2,186        (10,041)       (88,114)
Income tax expense (benefit):
  Current .......................................            176            244            231
  Deferred ......................................              -         (4,135)        (4,389)
Minority interest in income of consolidated
  foreign subsidiary ............................             70            335              4
                                                     ------------  -------------   ------------
Income (loss) before extraordinary item .........          1,940         (6,485)       (83,960)

Extraordinary item:
  Debt extinguishment costs ...................      $      (427)   $         -    $         -
                                                     ------------  -------------   ------------
Net income (loss) .............................            1,513         (6,485)       (83,960)
Less dividend requirement on cumulative
  preferred stock .............................             (366)          (183)            --
                                                     ------------  -------------   ------------
Net income (loss) applicable to common stock ..      $     1,147    $    (6,668)   $   (83,960)
                                                     ------------  -------------   ------------
Earnings (loss) per common share:
    Income (loss) before extraordinary item ...      $       .27    $     (1.11)   $    (13.26)
    Extraordinary item ........................             (.07)             -              -
                                                     ------------   ------------   ------------
  Net income (loss) per common share ............    $       .20    $     (1.11)   $    (13.26)
                                                     ============   ============   ============

Earnings (loss) per common share - assuming dilution:
    Income (loss) before extraordinary item ...      $       .23    $     (1.11)   $    (13.26)
    Extraordinary item ........................             (.06)             -              -
                                                     ------------   ------------   ------------
Net income (loss) per common share - assuming
    dilution                                         $       .17    $     (1.11)   $    (13.26)
                                                     ============   ============   ============


                             See accompanying notes



                                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                      (In thousands except share amounts)


                                                                                                             Accumulated
                              Convertible                                                                       Other
                            Preferred Stock      Common Stock     Treasury Stock    Additional              Comprehensive
                          ---------------------------------------------------------  Paid-In    Accumulated     Income
                          Shares    Amount     Shares   Amount   Shares   Amount     Caprtal       Deficit      (Loss)       Total
                          --------------------------------------------------------------------  ------------------------------------

Balance at December 31,    45,741   $   -     5,799,762 $  58   2,571   $    (1)   $  50,914     $ (13,664)  $  (244)     $  37,063
  1995 .................
  Comprehensive income
    (loss):
    Net income .........        -       -         -         -       -         -            -         1,513         -          1,513
    Other comprehensive
      income:
      Change in
        unrealized
        holding loss on         -       -         -         -       -         -            -             -       244            244
        securities .....
      Foreign currency
        translation             -       -         -         -       -         -            -             -    (2,406)        (2,406)
        adjustment .....
                          ----------------------------------------------------------------------------------------------------------
  Comprehensive income          -       -         -         -       -         -            -         1,513    (2,162)          (649)
    (loss)
  Issuance of common
    stock for                   -       -         5,050        (2,500)        1           41             -         -             42
    compensation .......        -       -         -
  Expenses paid related
    to private                  -       -         -         -       -         -          (42)            -         -            (42)
    placement offering .
  Options exercised ....        -       -         2,000     -       -         -           13             -         -             13
  Treasury stock                -       -         -         -  74,640      (405)           -             -         -           (405)
    purchased ..........
  Dividend on preferred         -       -         -         -       -         -            -          (366)        -           (366)
    stock ..............
                          ----------------------------------------------------------------------------------------------------------
Balance at December 31,
  1996 .................   45,471       -     5,806,812    58  74,711      (405)      50,926       (12,517)    (2,406)       35,656
  Comprehensive income
    (loss):
    Net loss ...........        -       -         -         -       -         -            -        (6,485)         -        (6,485)
    Other comprehensive
      income:
      Foreign currency
        translation             -       -         -         -       -         -            -             -     (2,496)       (2,496)
        adjustment .....
                          ----------------------------------------------------------------------------------------------------------
  Comprehensive income          -       -         -         -       -         -            -        (6,485)    (2,496)       (8,981)
    (loss)
  Issuance of common
    stock for                   -       -         7,735     - (21,688)      124          186             -          -           310
    compensation .......
  Conversion of
    preferred stock       (45,741)      -       508,183     5       -         -           (5)            -          -             -
    into common stock ..
  Options exercised ....        -       -         2,000     -       -         -           11             -          -            11
  Dividend on preferred         -       -         -         -       -         -            -          (183)         -          (183)
    stock ..............
  Warrants exercised ...        -       -        97,810     -       -         -            -            -           -             -
                          ----------------------------------------------------------------------------------------------------------
Balance at December 31,
  1997 .................        -   $   _     6,422,540  $ 63  53,023  $   (281)   $   51,118     $(19,185)  $ (4,902)    $  26,813




                                ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
                                     (In thousands except share amounts)



                                                                                                             Accumulated
                              Convertible                                                                       Other
                            Preferred Stock      Common Stock     Treasury Stock    Additional              Comprehensive
                          ---------------------------------------------------------  Paid-In    Accumulated     Income
                          Shares    Amount     Shares   Amount   Shares   Amount     Caprtal       Deficit      (Loss)       Total
                          --------------------------------------------------------------------  ------------------------------------
Balance at December 31,
  1997 .................        -   $      _  6,422,540  $ 63   53,023 $   (281)     $ 51,118    $ (19,185)  $ (4,902)    $  26,813
  Comprehensive income
    (loss):
    Net loss ...........        -          -          -     -        -        -             -      (83,960)         -       (83,960)
    Other comprehensive
      income:
      Foreign currency
        translation                                                                                            (6,067)       (6,067)
        adjustment .....        -          -          -     -        -        -             -            -             -
                                                                                                                           ---------
  Comprehensive income
    (loss):                                                                                                                 (90,027)
  Issuance of common
    stock for
    compensation .......       -           -     4,838      -    (18,263)    94            114           -          -           207
  Purchase of treasury
    stock ..............       -           -         -      -    136,255   (980)             -           -          -          (980)
  Options exercised ....       -           -     3,000      -          -      -             16           -          -            16
  Issuance of common
    stock for
    acquisition of oil
    and gas properties .       -           -    71,063        2        -      -            447           -          -           449
                          ==========================================================================================================
Balance at December 31,
  1998 .................       -    $      - 6,501,441       65  171,015  $ (1,167)  $  51,695   $(103,145)  $(10,970)    $ (63,522)
                          ==========================================================================================================


                            See accompanying notes.

                                                    ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Year Ended December 31
                                                 ----------------------------------------------------------
                                                       1996                1997                1998
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)

Operating Activities
Net income (loss) ........................          $       1,513       $      (6,485)     $     (83,960)
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Minority interest in income of
       foreign subsidiary ................                     70                 335                  4
     Depreciation, depletion, and
       amortization ......................                  9,605              30,581             31,226
     Proved property impairment ..........                      -               4,600             61,224
     Deferred income tax benefit..........                      -              (4,135)            (4,389)
     Amortization of deferred financing
       fees...............................                    280               1,260              1,571
     Issuance of common stock for
       compensation ......................                     42                 310                207
     Loss on marketable securities .......                    235                   -                  -
     Net loss from debt restructurings ...                    427                   -                  -
     Changes in operating assets and
       liabilities:
         Accounts receivable .............                 (6,013)               (444)             4,739
         Equipment inventory .............                    (82)                 76               (137)
         Other assets ....................                   (133)               (325)              (468)
         Accounts payable and accrued
           expenses ......................                  7,009              10,402             (5,770)
         Oil and gas production payable ..                    591                 466                598
                                                 ------------------  ------------------ -------------------
Net cash provided by operating activities                  13,544              36,641              4,845

Investing Activities
Capital expenditures, including purchases
   and development of properties .........                (87,793)            (84,111)           (57,412)
Payment for purchase of CGGS,
   net of cash acquired ..................                (85,362)                  -                  -
Proceeds from sale of oil and gas
   properties and equipment inventory ....                    242               9,606             59,389
Proceeds from sale of marketable
   securities ............................                    335                   -                  -
                                                 ------------------  ------------------ -------------------
Net cash (used) provided by investing
   activities ............................               (172,578)            (74,505)             1,977




                                                       Abraxas Petroleum Corporation and Subsidiaries

                                                      Consolidated Statements of Cash Flows (continued)


                                                                  Year Ended December 31
                                                 ----------------------------------------------------------
                                                       1996                1997                1998
                                                 ------------------  ------------------  ------------------
                                                                      (In thousands)

Financing Activities
Preferred stock dividends ..................        $        (366)      $        (183)     $           -
Issuance of common stock, net of expenses                     (29)                 11              3,926
Purchase of treasury stock, net ............                 (405)                  -               (979)
Proceeds from long-term borrowings .........              305,400              33,620             83,691
Payments on long-term borrowings ...........             (131,969)                  -            (32,433)
Deferred financing fees ....................               (9,688)               (123)            (1,688)
Other ......................................                   87                   -                  -
                                                 ------------------  ------------------ -------------------
Net cash provided by financing activities ..              163,030              33,325             52,517
                                                 ------------------  ------------------ -------------------
Increase (decrease) in cash ................                3,996              (4,539)            59,339
                                                 ------------------  ------------------ -------------------
Effect of exchange rate changes on cash ....                    -              (1,005)              (825)
                                                 ------------------  ------------------ -------------------
Increase (decrease) in cash ................                3,996              (5,544)            58,514
Cash at beginning of year ..................                4,384               8,380              2,876
                                                 ------------------  ------------------ -------------------
Cash at end of year.........................        $       8,380       $       2,836      $      61,390
                                                 ==================  ================== ===================

Supplemental Disclosures
Supplemental disclosures of cash flow
   information:
     Interest paid .........................        $       3,863       $      24,170      $      30,362
                                                 ==================  ================== ===================


Supplemental schedule of noncash investing and financing activities:
     During  1996,  the  Company  purchased  all of the  capital  stock  of CGGS
       Canadian  Gas  Gathering  Systems,  Inc.  for  $85,362,000,  net of  cash acquired.  In conjunction with the acquisition,  liabilities assumed were as follows (in thousands):
         Fair value of assets acquired ...............................................     $     123,970
         Cash paid for the capital stock .............................................           (85,362)
                                                                                        -------------------
         Liabilities assumed .........................................................     $      38,608
                                                                                        ===================

                                   See accompanying notes.

                        ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996, 1997, and 1998


1.  Organization and Significant Accounting Policies

Nature of Operations

        Abraxas Petroleum Corporation (the Company or Abraxas) is an independent energy company engaged in the exploration for and the acquisition, development, and production of crude oil and natural gas primarily along the Texas Gulf Coast, in the Permian Basin of western Texas, and in Canada and the processing of natural gas primarily in Canada. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Equipment Inventory

        Equipment  inventory   principally  consists  of  casing,   tubing,  and
compression equipment and is carried at the lower of cost or market.

Oil and Gas Properties

        The Company follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. The Company does not capitalize internal costs. Depreciation, depletion, and amortization (DD&A) of capitalized crude oil and natural gas properties and estimated future development costs, excluding unevaluated, unproved properties, are based on the unit-of-production method based on proved reserves. Net capitalized costs of crude oil and natural gas properties, less related deferred taxes, are limited, by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Excess costs are charged to proved property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances.

        Unevaluated properties not currently being amortized included in oil and gas properties were approximately $11,519,000 and $10,675,000 at December 31, 1997 and 1998, respectively. The properties represented by these costs were undergoing exploration activities or are properties on which the Company intends to commence activities in the future. The Company believes that the unevaluated properties at December 31, 1998 will be substantially evaluated in six to thirty-six months and it will begin to amortize these costs at such time.

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

Hedging

        The Company periodically enters into contracts to hedge the risk of future crude oil and natural gas price fluctuations. Such contracts may either fix or support crude oil and natural gas prices or limit the impact of price fluctuations with respect to the Company's sales of crude oil and natural gas. Gains and losses on such hedging activities are recognized in oil and gas production revenues when hedged production is sold.

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Foreign Currency Translation

        The functional currency for the Company's Canadian operations is the Canadian dollar. The Company translates the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. Translation adjustments are reflected as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity (Deficit).

Fair Value of Financial Instruments

        The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is materially different from the book value. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For noncurrent financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

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

Federal Income Taxes

        The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

        Certain   balances  for  1996  and  1997  have  been   reclassified  for
comparative purposes.

2.  Liquidity

        The Company's operating results have been adversely effected by the decline in prices of crude oil and natural gas during 1998. In addition, the Company has significant interest payments due on its Series D Notes in May and November 1999. As a result of these conditions, the Company has issued $63.5 million of debt securities ("Senior Notes") in March, 1999. These securities are secured by substantially all of the Company's crude oil and natural gas properties and natural gas processing facilities and the shares of Grey Wolf owned by the Company and bear interest at 12.875%, payable semi-annually on March 15 and September 15, commencing September 15, 1999. The Senior Notes will mature in 2003. Proceeds from the Senior Notes will be used to pay-off the Company's existing Credit Facility, pay-off approximately $10 million of debt assumed in connection with the Company's acquisition of New Cache in January 1999 with the remainder being used for general corporate purposes.

        The Company has implemented a number of measures to conserve its cash resources, including postponement of exploration and development projects. However, while these measures will help conserve the Company's cash resources in the near term, they will also limit the Company's ability to replenish its depleting reserves, which could negatively impact the Company's operating cash flow and results of operations in the future.

3.  Acquisitions and Divestitures

Pacalta Properties Acquisition

        In October 1997, Canadian Abraxas Petroleum Limited (Canadian Abraxas), a wholly owned subsidiary of the Company, and Grey Wolf Exploration, Inc. (Grey
Wolf) completed the acquisition of the Canadian assets of Pacalta Resources Ltd. (Pacalta Properties) for approximately $14,000,000 (CDN$20,000,000) and four million Grey Wolf special warrants valued at approximately $1,375,000. Canadian Abraxas acquired an approximate 92% interest in the Pacalta Properties, and Grey Wolf acquired an approximate 8% interest. In July 1998 Grey Wolf acquired the remaining interest in the Pacalta Properties from Canadian Abraxas.

        The acquisition was accounted for as a purchase, and the purchase price was allocated to the crude oil and natural gas properties based on the fair values of the properties acquired. The transaction was financed through an advance from the Company with funds which were obtained through borrowings under the Company's Credit Facility. Results of operations from the Pacalta Properties have been included in the consolidated financial statements since October 1997.

CGGS Acquisition

        In November 1996, the Company, through its wholly owned subsidiary, Canadian Abraxas purchased 100% of the outstanding capital stock of CGGS Canadian Gas Gathering Systems Inc. (CGGS) for approximately $85,500,000, net of the CGGS cash acquired and including transaction costs. CGGS owns producing oil and gas properties in western Canada and adjacent gas gathering and processing facilities as well as undeveloped leasehold properties. Immediately after the purchase, CGGS was merged with and into Canadian Abraxas. The acquisition was accounted for as a purchase and the purchase price was allocated to the assets and liabilities based on estimated fair values. The transaction was financed by a portion of the proceeds from the offering of $215,000,000 of Senior Notes. Results of operations from Canadian Abraxas have been included in the consolidated financial statements since November 1996.

Wyoming Properties Acquisition and Divestiture

        In September 1996, the Company acquired interests in certain producing crude oil and natural gas properties located in the Wamsutter area of southwestern Wyoming (the Wyoming Properties) from Enserch Exploration, Inc. for $47,500,000. The acquisition was accounted for as a purchase and the purchase price was allocated to crude oil and natural gas properties based on the fair values of the properties acquired. The transaction was financed through borrowings under the Company's bridge facility referred to in Note 4. Results of operations from the Wyoming Properties have been included in the consolidated financial statements since September 1996.

        In  November  1998,  the  Company  sold  its  interest  in  the  Wyoming
Properties to Abraxas Wamsutter L.P. a Texas limited partnership (the "Partnership") for approximately $58.6 million and a minority equity ownership in the Partnership. A subsidiary of the Company, Wamsutter Holdings, Inc. a Wyoming corporation, (the "General Partner"), will initially own a one percent interest and act as General Partner of the Partnership. After certain payback requirements are satisfied, the Company's interest will increase to 35% initially and could increase to as high as 65%. The Company will also receive a management fee and reimbursement of certain overhead costs from the Partnership.

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

        In November 1996, the Company closed an agreement with the Limited Partner and certain noteholders (Noteholders) of the Partnership, pursuant to which the Company obtained the Limited Partner's interest in the Partnership and the Noteholders' notes in the aggregate principal amount of $5,920,000 (Notes), resulting in the Company's owning, on a consolidated basis, all of the equity interests in the Partnership. The aggregate consideration paid to the Limited

Partner and the Noteholders was $6,961,000. The Company also paid off the Bank Loan which had an outstanding principal balance of approximately $20,051,000, and assumed a crude oil and natural gas price swap agreement.

        As a result of obtaining the Limited Partner's interest in the Partnership, the Company reacquired those interests in the Portilla and Happy Fields which it previously owned, as well as the interest in the Portilla Field previously owned by the Pension Fund. The Company has included in its balance sheet the amount previously removed from oil and gas properties in connection with the sale of its interest in the Portilla and Happy Fields during the quarter ended March 31, 1996, as well as the amount of the purchase price paid for the Pension Fund's interest in the Portilla Field, and all development drilling expenditures incurred on the properties, less the amount of DD&A related to the properties from the formation of the Partnership through the closing of the transaction. The purchase was financed by a portion of the proceeds from the offering of the Senior Notes. The Company recorded its share of the net loss of the Partnership from March 1996 to November 1996 of $513,000. The Company also assumed and wrote off the remaining deferred financing fees and organization costs of the Partnership. Gross revenues and expenses from both the Company's original interest in the Portilla and Happy Fields as well as the interest in the Portilla Field previously owned by the Pension Fund have been included in the consolidated financial statements since November 1996.

Grey Wolf Acquisition

        In January 1996, the Company made a $3,000,000 investment in Grey Wolf Exploration Ltd. (Grey Wolf), a privately-held Canadian corporation, which, in turn, invested these proceeds in newly-issued shares of Cascade, an Alberta, Canada corporation whose common shares are traded on The Alberta Stock Exchange. The acquisition was accounted for as a purchase and the purchase price was allocated to the assets and liabilities based on the fair values. Results of operations of Cascade have been included in the consolidated financial statements since January 1996. During 1997, Cascade acquired 100% of the common stock of Grey Wolf in exchange for the issuance of additional Cascade common shares to the Grey Wolf shareholders and the cancellation of the common shares of Cascade held by Grey Wolf. This transaction resulted in the share ownership of Cascade previously held by Grey Wolf being passed to the Grey Wolf shareholders, and Grey Wolf was merged into Cascade.

East White Point and Stedman Island Fields Acquisition

        In November 1996, the Company obtained a release of the 50% overriding royalty interest in the East White Point Field in San Patricia County, Texas and the Stedman Island Field in Nueces County, Texas from the Pension Fund for $9,271,000 before adjustment for accrual of net revenue to closing. The acquisition was accounted for as a purchase and the purchase price was allocated to crude oil and natural gas properties based on the fair values of the properties acquired. The transaction was financed through proceeds of the sale of the Senior Notes. Results of operatioins from these properties have been included in the consolidated financial statements since November 1, 1996. The Company recorded the net purchase price of approximately $9,271,000 to its oil and gas properties.

4.  Property and Equipment

        The major components of property and equipment, at cost, are as follows:

                                               Estimated
                                              Useful Life    1997       1998
                                              ----------- ---------- ----------
                                                 Years       (In thousands)

    Land, buildings, and improvements ......        15    $     291   $     309
    Crude oil and natural gas properties ...         -      344,199     335,207
    Natural gas processing plants ..........        18       39,113      36,583
    Equipment and other ....................         7        1,839       2,217
                                                          ---------- -----------
                                                          $ 385,442   $ 374,316
                                                          ========== ===========

5.  Long-Term Debt

        Long-term debt consists of the following:

                                                                    December 31
                                                                1997          1998
                                                            ------------- --------------
                                                                    (In thousands)


    11.5% Senior Notes due 2004, Series B (see below)...       $  215,000     $ 274,000
    Unamortized premium on Senior Notes.................               -          3,471
    Credit facility due to Bankers Trust Company, ING
      Capital and Union Bank of California (see below)..           31,500        15,700
    Credit facility due to a Canadian bank,
      providing for borrowings to approximately
      $11,630,000 at the bank's prime rate plus
      .125%, 6.20% at December 31, 1998.................            2,096         6,515
    Other ..............................................               21            12
                                                            ------------- --------------
                                                                  248,617       299,698
    Less current maturities .........................                 -             -
                                                            ------------- --------------
                                                              $   248,617     $ 299,698
                                                            ============= ==============

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

        On November 14, 1996, the Company repaid all amounts outstanding under the bridge facility with proceeds from the offering of $215,000,000 of Notes described above and entered into an amended and restated credit agreement (Credit Facility) with the Lenders and Union Bank of California. On October 14, 1997, the Company amended the Credit Facility to provide for a revolving line of credit with an availability of $40,000,000, subject to a borrowing base condition. At December 31, 1997 and 1998, $31,500,000 and $15,700,000 were outstanding under the Credit Facility.

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

        The applicable interest rate charged on the outstanding balance of the Credit Facility is based on a facility usage grid. If the borrowings under the Credit Facility represent an amount less than or equal to 33.3% of the available borrowing base, then the applicable interest rate charged on the outstanding balance will be either (a) an adjusted rate of the London Inter-Bank Offered Rate ("LIBOR") plus 1.25% or (b) the prime rate of the agent (which is based on the agent's published prime rate) plus 0.50%. If the borrowings under the Credit Facility represent an amount greater than or equal to 33.3% but less than 66.7% of the available borrowing base, then the applicable interest rate on the outstanding principal will be either (a) LIBOR plus 1.75% or (b) the prime rate of the agent plus 0.50%. If the borrowings under the Credit Facility represent an amount greater than or equal to 66.7% of the available borrowing base, then the applicable interest rate on the outstanding principal will be either (a) LIBOR plus 2.00% or (b) the prime rate of the agent plus 0.50%. LIBOR elections can be made for periods of one, three or six months. The interest rate at December 31, 1998 was 6.57%.

        The Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company to (i) incur certain indebtedness or guarantee obligations, (ii) prepay other indebtedness including the Notes, (iii) make investments, loans or advances, (iv) create certain liens, (v) make certain payments, dividends and distributions, (vi) merge with or sell assets to another person or liquidate, (vii) sell or discount receivables, (viii) engage in certain intercompany transactions and transactions with affiliates, (ix) change its business, (x) experience a change of control and (xi) make amendments to its charter, by-laws and other debt instruments. In addition, under the Credit Facility the Company is required to comply with specified financial ratios and tests, including minimum debt service coverage ratios, maximum funded debt to EBITDA tests, minimum net worth tests and minimum working capital tests. The Company is obligated to pay the Lenders on a quarterly basis a commitment fee of 0.50% per annum on the average unused portion of the commitment in effect from time to time. The Credit Facility contains customary events of default, including nonpayment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities and change of control. As of December 31, 1998, the Company was not in compliance with the EBITDA to interest expense ratio requirement under the Credit Facility. This Credit Facility, however, was fully redeemed with proceeds from the Company's issuance of the Senior Secured Notes on March 26, 1999 as discussed in Note 2. Should crude oil prices continue to decline, a further write-down of the Company's oil and gas properties may be required (see Note 16).

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

        During 1996, 1997 and 1998, the Company capitalized  $465,000,  $966,000 and $414,000 of interest expense, respectively.

        The fair value of the Notes was approximately $212,350,000 as of December 31, 1998. The fair values of the credit facilities approximate their carrying values as of December 31, 1998. The Company has approximately $1,980,000 of standby letters of credit and a $30,000 performance bond open at December 31, 1998. Approximately $30,000 of cash is restricted and in escrow related to certain of the letters of credit and bond.

6.  Stockholders' Equity

Common Stock

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

Treasury Stock

        In March 1996, the Board of Directors authorized the purchase in the open market of up to 500,000 shares of the Company's outstanding common stock, the aggregate purchase price not to exceed $3,500,000. During the year ended December 31, 1998 the Company purchased 136,255 shares of its common stock at a cost of $980,000, which were recorded as treasury stock.

7.  Stock Option Plans and Warrants

Stock Options

        The Company grants options to its officers, directors, and key employees under various stock option and incentive plans.

        The Company's various stock option plans have authorized the grant of options to management personnel and directors for up to approximately 1,395,000 shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable over four years of continued service at 25% on each anniversary date. At December 31, 1998 approximately 279,000 options remain available for grant.

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997, and 1998, respectively: risk-free interest rates of 6.25%, 6.25% and 6.25%, respectively; dividend yields of -0-%; volatility factors of the expected market price of the Company's common stock of .383, .529 and .667, respectively; and a weighted-average expected life of the option of six years.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings (loss) per share information):

                                                    1996       1997      1998
                                                 -------------------------------
                                                         (In thousands)

    Pro forma net income (loss) ................   $ 1,250   $(7,325)  $(85,619)
    Pro forma net income (loss) per common share $ .15 $ (1.25) $ (13.52) Pro forma net income (loss) per common share
      - assuming dilution ......................   $   .13   $ (1.25)  $ (13.52)

        A  summary  of  the  Company's  stock  option   activity,   and  related
information for the years ended December 31, follows:

                                1996                     1997                     1998
                      -------------------------------------------------- ------------------------
                               Weighted-Average         Weighted-Average          Weighted-Average
                      Options  Exercise Price  Options     Exercise      Options  Exercise Price
                      (000s)                    (000s)     Price(1)      (000s)
                      -------- ----------------------------------------- -------- ---------------

Outstanding-beginning
  of year ............    219       $ 6.71 (1)     551       $ 6.63          834       $ 8.27
Granted ..............    358         6.58         285        11.26          792         7.37
Exercised ............     (2)        6.75          (2)        5.50           (3)        5.33
Forfeited ............    (24)        9.21           -           -           (51)        7.39
                      --------                 ---------                 --------

Outstanding-end of
  year ...............    551       $ 6.63         834       $ 8.27        1,572       $ 7.33
                      ========                 =========                 ========

Exercisable at end of
  year ...............     93       $ 6.65         222       $ 6.66          501       $ 6.71
                      ========                 =========                 ========

Weighted-average fair
  value of options
  granted during the
  year ...............              $ 3.46                   $ 8.00                    $ 5.15


        Exercise prices for options outstanding as of December 31, 1998 ranged from $5.00 to $8.75 The weighted-average remaining contractual life of those options is 8.9 years.

(1) In March 1996, the Company amended the exercise price to $6.75 per share on all previously issued options with an exercise price greater than $6.75 per share. In March 1998, the Company amended the exercise price to $7.44 per share on all options with an existing exercise price greater than $7.44.

Stock Awards

        In addition to stock options granted under the plans described above, the Long-Term Incentive Plan also provides for the right to receive compensation in cash, awards of common stock, or a combination thereof. In 1996, 1997, and 1998, the Company made direct awards of common stock of 1,000 shares, 14,748 shares and 18,263 shares, respectively, at weighted average fair values of $5.00, $10.75 and $5.13 per share, respectively.

        The Company also has adopted the Restricted Share Plan for Directors which provides for awards of common stock to nonemployee directors of the Company who did not, within the year immediately preceding the determination of the director's eligibility, receive any award under any other plan of the Company. In 1996, 1997, and 1998, the Company made direct awards of common stock of 4,050 shares, 7,235 shares and 4,838 shares, respectively, at weighted average fair values of $6.25, $9.87 and $14.75 per share, respectively.

        During 1996, the Company's stockholders approved the Abraxas Petroleum Corporation Director Stock Option Plan (Plan), which authorizes the grant of nonstatutory options to acquire an aggregate of 104,000 common shares to those persons who are directors and not officers of the Company. During 1996, each of the seven eligible directors was granted an option to purchase 8,000 common shares at $6.75. These options are included in the above table. No options were granted during 1997, during 1998 each of the seven eligible directors were granted an option to purchase 2,000 common shares at $7.44 and 3,000 common shares at $5.56. An additional option was granted to an eligible director to purchase 4,000 common shares at $7.44.

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

        At December 31, 1998, the Company has approximately 5,036,000 shares reserved for future issuance for conversion of its stock options, warrants, Rights, and incentive plans for the Company's directors and employees.

8.  Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                         December 31
                                                    -----------------------
                                                       1997        1998
                                                    ----------- -----------
                                                        (In thousands)
    Deferred tax liabilities:
      U.S. full cost pool .......................... $  3,444    $     --
      Canadian full cost pool ......................   27,684      19,753
      State taxes ..................................       67          67
      Other ........................................      103          14
                                                    ----------- -----------
    Total deferred tax liabilities .................   31,298      19,834
    Deferred tax assets:
      U.S. full cost pool ..........................       --      15,803
      Depletion ....................................      930       1,075
      Net operating losses .........................    8,520      15,841
      Other ........................................       12         117
                                                    ----------- -----------
    Total deferred tax assets ......................    9,462      32,836
    Valuation allowance for deferred tax assets ....   (5,915)    (32,822)
                                                    ----------- -----------
    Net deferred tax assets ........................    3,547          14
                                                    ----------- -----------
    Net deferred tax liabilities ................... $ 27,751    $ 19,820
                                                    =========== ===========

        Significant components of the provision (benefit) for income taxes are as follows:

                                                      1997        1998
                                                   ----------- -----------

    Current:
      Federal ......................................  $     -     $     -
      State ........................................        -           -
      Foreign ......................................      244         231
                                                    ----------- -----------
                                                      $   244     $   231
                                                    =========== ===========

    Deferred:
      Federal ......................................  $     -     $     -
      State ........................................        -           -
      Foreign ......................................   (4,135)     (4,389)
                                                    ----------- -----------
                                                      $(4,135)    $(4,389)
                                                    =========== ===========

        At December 31, 1998, the Company had, subject to the limitations discussed below, $46,591,000 of net operating loss carryforwards for U.S. tax purposes, of which it is estimated a maximum of $43,836,000 may be utilized before it expires. These loss carryforwards will expire from 2002 through 2018 if not utilized. At December 31, 1998, the Company had approximately $11,900,000 of net operating loss carryforwards for Canadian tax purposes of which $200,000 will expire in 2002, $4,970,000 will expire in 2003, $3,200,000 will expire in 2004 and $3,530,000 will expire in 2005.

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

        During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of $837,000 acquired in the acquisition are limited to approximately $115,000 per year.

        As a result of the issuance of additional shares of common stock for acquisitions and sales of common stock, an additional ownership change under
Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 (including those subject to the 1991 and 1992 ownership changes discussed above) of $8,875,000 will be limited to approximately $1,034,000 per year, subject to the lower limitations described above. Of the $8,875,000 net operating loss carryforwards existing at October 1993, it is anticipated that the maximum net operating loss that may be utilized before it expires is $6,120,000. Future changes in ownership may further limit the use of the Company's carryforwards.

        In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5,915,000 and $32,822,000 for deferred tax assets at December 31, 1997 and 1998, respectively.

        The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                December 31
                                   ---------------------------------------
                                       1996        1997         1998
                                   ----------- ------------ --------------
                                                   (In thousands)

    Tax (expense) benefit at
      U.S. statutory rates (34%)..  $   (743)   $   3,414    $    29,958
    (Increase) decrease in
      deferred tax asset
      valuation allowance ........        (1)        (259)       (26,907)
    Higher effective rate of
      foreign operations .........       (49)        (244)          (231)
    Percentage depletion .........       189          499            146
    Other ........................       428          481          1,192
                                   ----------- ------------ --------------
                                    $   (176)   $   3,891    $     4,158
                                   =========== ============ ==============

9.      Related Party Transactions

        Accounts   receivable  from  affiliates,   officers,   and  stockholders
represent amounts receivable relating to joint interest billings on properties which the Company operates and advances made to officers.

        In January 1996, Grey Wolf purchased newly issued shares of Cascade representing 66 2/3% of Cascade's capital stock. As described in Note 3, in 1997 Grey Wolf merged with Cascade and the name was changed to Grey Wolf Exploration, Inc. ("Grey Wolf"). At December 31, 1998, the Company owns approximately 48% of Grey Wolf. The Company's President as well as certain directors directly own approximately 5% of Grey Wolf. Additionally the Company's President owns options to purchase up to 800,000 shares of Grey Wolf capital stock at an exercise price of CDN$.20 per share, and certain of the Company's directors own options to purchase in the aggregate up to 1,000,000 shares of Grey Wolf capital stock at an exercise price of CDN$.20 per share. Grey Wolf currently has approximately 127,000,000 shares of capital stock outstanding.

        Grey Wolf owns a 10% interest in the Canadian Abraxas oil and gas properties and the Canadian Abraxas gas processing plants acquired by Canadian Abraxas in November 1996 from CGGS and a 100% interest in the Pacalta Properties and manages the operations of Canadian Abraxas, pursuant to a management
agreement   between  Canadian  Abraxas  and  Grey  Wolf.  Under  the  management agreement, Canadian Abraxas reimburses Grey Wolf for reasonable costs or expenses attributable to Canadian Abraxas and for administrative expenses based upon the percentage that Canadian Abraxas' gross revenue bears to the total gross revenue of Canadian Abraxas and Grey Wolf.

10.  Commitments and Contingencies

Operating Leases

        During the years ended December 31, 1996, 1997, and 1998, the Company incurred rent expense of approximately $179,000, $228,000 and $292,000, respectively. Future minimum rental payments are as follows at December 31, 1998:

    1999 ................................................. $ 299,000
    2000 .................................................   313,000
    2001 .................................................   354,000
    2002 .................................................   247,000
    2003 .................................................   228,000
    Thereafter ...........................................   626,000

Contingencies

        In May 1995, certain plaintiffs filed a lawsuit against the Company alleging negligence and gross negligence, tortious interference with contract, conversion and waste. In March 1998, a jury found against the Company, on May 22, 1998 final judgement in the amount of approximately $1.3 million was entered. The Company has filed an appeal. As of March 4, 1999, no ruling has been made on the appeal. Management believes, based on the advice of legal counsel, that the plaintiffs' claims are without merit and that damages should not be recoverable under this action; however, the ultimate effect on the Company's financial position and results of operations cannot be determined at this time. The Company has not established a reserve for this matter at December 31, 1998.

        Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 1998, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

11.  Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share:

                                                        1996           1997           1998
                                                    ------------   ------------    ------------

Numerator:
  Net income (loss) .............................   $  1,513,000   $ (6,485,000)   $(83,960,000)
  Preferred stock dividends .....................        366,000        183,000            --
                                                    ------------   ------------    ------------
  Numerator for basic earnings per share -
    income (loss) available to common ...........      1,147,000     (6,668,000)    (83,960,000)
    stockholders

  Effect of dilutive securities:
    Preferred stock dividends ...................           --             --              --
                                                    ------------   ------------    ------------

  Numerator for diluted earnings per share -
    income available to common stockholders
    after assumed conversions ...................      1,147,000     (6,668,000)    (83,960,000)

Denominator:
  Denominator for basic earnings per share -
    weighted-average shares .....................      5,757,105      6,025,294       6,331,292

  Effect of dilutive securities:
    Stock options and warrants ..................         24,277           --              --
    Convertible preferred stock .................           --             --              --
    Assumed issuance under the CVR Agreement ....      1,013,060           --              --
                                                    ------------   ------------    ------------
                                                       1,037,337           --              --
                                                    ------------   ------------    ------------

  Dilutive potential common shares
     Denominator for diluted earnings per share -
     adjusted weighted-average shares
     and assumed conversions ....................      6,794,442      6,025,294       6,331,292

  Basic earnings (loss) per share:
    Income (loss) before extraordinary item .....   $        .27   $      (1.11)   $     (13.26)
    Extraordinary item ..........................           (.07)           --              --
                                                    ------------   ------------    ------------
                                                    $        .20   $      (1.11)   $     (13.26)
                                                    ============   ============    ============

  Diluted earnings (loss) per share:
    Income (loss) before extraordinary item .....   $        .23    $      (1.11)  $     (13.26)
    Extraordinary item ..........................           (.06)           --              --
                                                    ------------   ------------    ------------
                                                    $        .17    $      (1.11)  $     (13.26)
                                                    ============   ============    ============

        For the year ended December 31, 1998 none of the shares issuable in connection with stock options or warrants are included in diluted shares. For the year ended December 31, 1997, none of the shares issuable in connection with stock options, warrants, or the conversion of preferred stock are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in those years. In addition, for the year ended December 31, 1996 shares issuable in connection with the conversion of the preferred stock were not included in diluted shares because the effect was antidilutive.

        Stock options and warrants to purchase approximately 875,000 shares of common stock at a weighted average per share price of $8.36 were outstanding during 1996. Since the exercise price of these warrants and options was greater than the average market price of the common shares, they were not included in the computations of diluted earnings per share. Inclusion of these shares would be antidilutive.

12.  Quarterly Results of Operations (Unaudited)

        Selected results of operations for each of the fiscal quarters during the years ended December 31, 1997 and 1998 are as follows:

                                    1st           2nd            3rd           4th
                                  Quarter       Quarter        Quarter       Quarter
                               -------------- ------------- ----------------------------
                                        (In thousands, except per share data)
Year Ended December 31, 1997
  Net revenue ...............    $ 19,216       $ 15,772      $ 15,703      $ 20,240
  Operating income (loss) ...       7,791          4,090         3,902          (633)
  Net income (loss) .........       1,454         (2,010)       (2,042)       (3,887)
  Earnings (loss) per common
    share ...................         .24           (.37)         (.33)        (.61)
  Earnings (loss) per common
    share - assuming
    dilution ................         .22           (.37)         (.33)        (.61)
Year Ended December 31, 1998
  Net revenue ...............    $ 16,739       $ 15,471      $ 13,799      $ 14,075
  Operating income (loss) ...       2,423            577          (765)      (58,735)
  Net income (loss) .........      (4,572)        (6,105)       (5,795)      (67,488)
  Earnings (loss) per common
    share ...................         (.72)          (.96)         (.92)      (10.66)
  Earnings (loss) per common
    share - assuming
    dilution ................         (.72)          (.96)         (.92)      (10.66)


        During the fourth quarter of 1997, the Company recorded a write-down of its Canadian proved crude oil and natural gas properties of approximately $4,600,000 ($3,000,000, net of taxes). During the fourth quarter of 1998, the Company recorded a write-down of its United States proved crude oil and properties of approximately $61,224,000 under the ceiling limitation.

13.  Benefit Plans

        The Company has a defined contribution plan (401(k)) covering all eligible employees of the Company. During 1996, 1997, and 1998 the Company contributed 2,500, 7,440, and 10,329 shares, respectively, of its common stock held in the treasury to the Plan and recorded the fair value of $12,500, $41,850, and $76,847 respectively, as compensation expense. The employee contribution limitations are determined by formulas which limit the upper one-third of the plan members from contributing amounts that would cause the plan to be top-heavy. The employee contribution is limited to the lesser of 20% of the employee's annual compensation or $10,000.

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


                                                                        December 31,
                                                                    1997            1998
                                                                --------------  -------------
                                                                       (In thousands)

   BALANCE SHEET
   Assets

   Total current assets .......................................    $  4,738        $  6,144
    Oil and gas and processing properties .....................     109,968          91,115
    Other assets ..............................................       3,761           3,854
                                                                ==============  =============
                                                                   $118,467        $101,113
                                                                ==============  =============

    Liabilities and Stockholder's Equity
    Total current liabilities .................................    $  3,625        $  3,030
    11.5% Senior Notes due 2004 ...............................      74,682          74,682
    Notes payable to Abraxas Petroleum Corporation ............      18,844          20,355
    Other liabilities .........................................      30,295          22,519
    Stockholder's equity (deficit) ............................      (8,979)        (19,473)
                                                                --------------  -------------
                                                                   $118,467        $101,113
                                                                ==============  =============


                                           November 14, 1996,
                                                Date of
                                             Acquisition, to        Year Ended        Year Ended
                                            December 31, 1996   December 31, 1997  December 31, 1998
                                           ---------------------------------------------------------
                                                                   (In Thousands)
    STATEMENTS OF OPERATIONS
    Revenues ..............................    $   3,972           $  19,264          $  18,624
    Operating costs and expenses ..........       (2,292)            (16,617)           (18,026)
    Proved property impairment ............            -              (4,600)                --
    Interest expense ......................       (1,331)             (9,952)           (10,356)
    Other income ..........................           23                 202                191
    Income tax (expense) benefit ..........         (175)              3,815              4,158
                                           ---------------------------------------------------------
      Net income (loss) ...................    $     197           $  (7,888)         $  (5,409)
                                           =========================================================

15.  Business Segments

        The Company conducts its operations through two geographic segments, the United States and Canada, and is engaged in the acquisition, development and production of crude oil and natural gas and the processing of natural gas in each country. The Company's significant operations are located in the Texas Gulf Coast, the Permian Basin of western Texas and Canada. Identifiable assets are those assets used in the operations of the segment. Corporate assets consist primarily of deferred financing fees and other property and equipment. The Company's revenues are derived primarily from the sale of crude oil, condensate, natural gas liquids and natural gas to marketers and refiners and from processing fees from the custom processing of natural gas. As a general policy, collateral is not required for receivables; however, the credit of the Company's customers is regularly assessed. The Company is not aware of any significant credit risk relating to its customers and has not experienced significant credit losses associated with such receivables.

        In 1998 four customers accounted for approximately 58% of oil and natural gas production and gas processing revenues. Three customers accounted for approximately 54% of United States revenue and three customers accounted for approximately 83% of revenue in Canada. In 1997 three customers accounted for approximately 40% of oil and natural gas production revenues and gas processing revenues. In 1996 four customers accounted for approximately 63% of oil and natural gas production revenues and gas processing revenues.

        Business segment information about the Company's 1996 operations in different geographic areas is as follows:

                                             U.S.       Canada        Total
                                        -----------   ----------   ----------
                                                    (In thousands)

Revenues ...........................    $    21,999   $   4,654    $  26,653
                                        ===========   ==========   ==========

Operating profit ...................    $     8,987   $   1,694    $  10,681
                                        ===========   ==========
General corporate ..................                                  (2,044)
Interest expense and amortization
  of deferred financing fees .......                                  (6,521)
                                                                   ==========
  Income before income taxes .......                               $   2,116
                                                                   ==========

Identifiable assets at December 31,
  1996 .............................    $   168,141   $ 126,266    $ 294,407
                                        ===========   ==========
Corporate assets ...................                                  10,435
                                                                   ----------
  Total assets .....................                               $ 304,842
                                                                   ==========

        Business segment information about the Company's 1997 operations in different geographic areas is as follows:

                                           U.S.       Canada        Total
                                        -----------   ----------   ----------
                                                    (In thousands)

Revenues ...........................    $    50,172   $  20,759    $  70,931
                                        ===========   ==========   ==========

Operating profit (loss).............    $    19,938   $  (2,125)   $  17,813
                                        ===========   ==========
General corporate ..................                                  (2,309)
Interest expense and amortization
  of deferred financing fees .......                                 (25,880)
                                                                   ==========
  Loss before income taxes .........                               $ (10,376)
                                                                   ==========

Identifiable assets at December 31,
  1997 .............................    $   198,277   $ 130,969    $ 329,246
                                        ===========   ==========
Corporate assets ...................                                   9,282
                                                                   ----------
  Total assets .....................                               $ 338,528
                                                                   ==========

        Business segment information about the Company's 1998 operations in different geographic areas is as follows:

                                            U.S.       Canada        Total
                                        -----------   ----------   ----------
                                                    (In thousands)

Revenues ...........................    $    36,267   $  23,817    $  60,084
                                        ===========   =========    =========

Operating profit (loss).............    $   (53,016)  $     877    $ (52,139)
                                        ===========   =========
General corporate ..................                                  (3,556)
Interest expense and amortization
  of deferred financing fees .......                                 (32,419)
                                                                   ---------
  Loss before income taxes .........                               $ (88,114)
                                                                   =========
Identifiable assets at December 31,
  1998 .............................    $   153,030   $ 129,301    $ 282,331
                                        ===========   =========
Corporate assets ...................                                   9,167
                                                                   ---------
  Total assets .....................                               $ 291,498
                                                                   =========

16.  Commodity Swap Agreements

        The Company enters into commodity swap agreements (Hedge Agreements) to reduce its exposure to price risk in the spot market for crude oil and natural gas. Pursuant to the Hedge Agreements, either the Company or the counterparty thereto is required to make payment to the other at the end of each month.

        In November 1996, the Company assumed Hedge Agreements extending through October 2001 with a counterparty involving various quantities and fixed prices, These Hedge Agreements provide for the Company to make payments to the counterparty to the extent the market prices determined based on the price for west Texas intermediate light sweet crude oil on the NYMEX for crude oil and the Inside FERC, Tennessee Gas Pipeline Co.; Texas (Zone O) price for natural gas exceeds the above fixed prices and for the counterparty to make payments to the Company to the extent the market prices are less than the above fixed prices. The Company accounts for the related gains or losses (a loss of $952,000 in 1997 and a gain of $268,000 in 1998) in crude oil and natural gas revenue in the period of the hedged production. The Company terminated these hedge agreements in January 1999 and was paid $750,000 by the counterparty for such termination

        In March 1998 the Company entered into a costless collar for 2,000 barrels of crude oil with a floor price of $14.00 and a ceiling price of $22.30.The agreement was effective April 1, 1998 and extends through March 31, 1999. Under the terms the Company will be paid when the average crude price is below the floor price and pay the counterparty when the average price exceeds the ceiling price. During 1998, the Company realized a gain of $282,000 on this agreement, which is accounted for in crude oil and natural gas revenue.

17.  Proved Property Impairment

        In 1997 and 1998 the Company recorded a write-down of its proved crude oil and natural gas properties of approximately $4,600,000, $3,000,000 after taxes, and $61,224,000 under the ceiling limitation prescribed for companies following the full cost method of accounting for its oil and gas properties. The 1997 write-down was related to the Company's Canadian oil and gas properties, the 1998 write-down was related to the Company's United States oil and gas properties. These write-downs were due primarily to a decrease in spot market prices for the Company's crude oil and natural gas. Under full cost accounting rules, the net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling as discussed in Note 1. The risk that the Company will be required to write-down the carrying value of its crude oil and natural gas properties increases when crude oil and natural gas prices are depressed or volatile.

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

18.  Subsequent Event

        On January 13, 1999 the Company acquired approximately 14,026,467 common shares and associated rights, representing approximately 98.8 percent of New Cache Petroleums, LTD. ("New Cache") for approximately $78 million in cash and the assumption of approximately $10 million of debt. The Company intends to integrate the operations of New Cache into the existing operations of its wholly owned subsidiary Canadian Abraxas.

19.  Supplemental Oil and Gas Disclosures (Unaudited)

        The accompanying table presents information concerning the Company's crude oil and natural gas producing activities as required by Financial Accounting Standards 69, "Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities are as follows:

                                                         December 31
                                                    ---------------------
                                                       1997      1998
                                                    ---------- ----------
                                                       (In thousands)

    Proved crude oil and natural gas properties .   $ 332,680  $ 324,532
    Unproved properties .........................      11,519     10,675
                                                    ---------- ----------
      Total .......................................   344,199    335,207
    Accumulated depreciation, depletion, and
      amortization, and impairment ..............     (70,717)  (161,593)
                                                    ---------- ----------
        Net capitalized costs ...................   $ 273,482  $ 173,614
                                                    ========= ==========

        Costs incurred in oil and gas property acquisitions, exploration and development activities are as follows:

                                                                 Years Ended December 31
                              ------------------------------------------------------------------------------------------------
                                           1996                             1997                           1998
                              ------------------------------   ------------------------------   ------------------------------
                                Total      U.S.      Canada     Total       U.S.     Canada      Total       U.S.      Canada
                              --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                         (In thousands)
Property acquisition costs:
  Proved ..................   $ 87,005   $ 37,609   $ 49,396   $ 13,800   $   --     $ 13,800   $  2,729   $  1,319   $  1,410
  Unproved ................     37,268      8,230     29,038      8,958       --        8,958       --         --         --
                              --------   --------   --------   --------   --------   --------   --------   --------   --------

                              $124,273   $ 45,839   $ 78,434   $ 22,758   $   --     $ 22,758   $  2,729   $  1,319   $  1,410
                              ========   ========   ========   ========   ========   ========   ========   ========   ========

Property development and
  exploration costs .......   $ 18,133   $ 18,115   $     18   $ 61,414   $ 53,363   $  8,051   $ 51,821   $ 35,421   $ 16,400
                              ========   ========   ========   ========   ========   ========   ========   ========   ========

        The results of operations for oil and gas producing activities are as follows:

                                                                Years Ended December 31
                              ------------------------------------------------------------------------------------------------
                                           1996                             1997                           1998
                              ------------------------------   ------------------------------   ------------------------------
                                Total      U.S.      Canada     Total       U.S.     Canada      Total       U.S.      Canada
                              --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                         (In thousands)
Revenues .................   $ 25,749    $ 21,758   $  3,991   $ 65,826   $ 49,031   $ 16,795   $ 54,263   $ 33,705   $ 20,558
Production costs .........     (5,858)     (5,193)      (665)   (14,881)   (10,749)    (4,132)   (16,841)   (10,299)    (6,542)
Depreciation,
  depletion, and
  amortization ...........     (9,103)     (7,695)    (1,408)   (27,803)   (18,992)    (8,811)   (30,832)   (17,239)   (13,593)
Proved property ..........
  impairnebt                     --          --         --       (4,600)      --       (4,600)   (61,223)   (61,223)      --
General and
  administrative .........       (483)       (401)       (82)    (1,042)      (721)      (321)    (1,381)      (992)      (389)
Income taxes .............       (148)       --         (148)       427       --          427        (14)      --          (14)
                             --------    --------    --------    -------- --------    --------  --------    --------    --------

Results of operations from
  oil and gas producing
  activities (excluding
  corporate overhead and
   interest costs)........   $ 10,157    $  8,469   $  1,688    $ 17,927  $ 18,569   $   (642)  $(56,028)  $(56,048)  $     20
                             ========    ========   ========    ========  ========   ========   ========   ========   ========
Depletion rate per
  barrel of oil
  equivalent    ..........   $   5.12    $   5.10   $   5.29    $   5.62  $   5.05   $   6.98   $   5.36   $   5.26   $   5.49
                             ========    ========   ========    ========  ========   ========   ========   ========   ========

Estimated Quantities of Proved Oil and Gas Reserves

        The following table presents the Company's estimate of its net proved crude oil and natural gas reserves as of December 31, 1996, 1997, and 1998. The Company's management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reserve engineers.

                                                              Total               United States              Canada
                                                     -------------------------------------------------------------------------
                                                         Liquid     Natural     Liquid     Natural      Liquid       Natural
                                                      Hydrocarbons   Gas      Hydrocarbons   Gas      Hydrocarbons     Gas
                                                     ------------- --------- ------------- -------   -------------  ----------
                                                        (Barrels)    (Mcf)      (Barrels)    (Mcf)      (Barrels)     (Mcf)
                                                                                          (In Thousands)
    Proved developed and undeveloped reserves:
      Balance at December 31, 1995 ............         8,267      54,569       8,267      54,569          -             -
        Revisions of previous estimates .......           680      (2,561)        680      (2,561)         -             -
        Extensions and discoveries ............         1,752      10,194       1,746      10,060          6           134
        Purchase of minerals in place .........         8,062     121,408       6,694      65,135      1,368        56,273
        Production ............................          (724)     (6,350)       (670)     (5,042)       (54)       (1,308)
        Sale of minerals in place .............            (2)          -          (2)          -          -             -
                                                     ---------   --------      ------     -------      -----        -------
      Balance at December 31, 1996 ............        18,035     177,260      16,715     122,161      1,320(1)     55,099
        Revisions of previous estimates .......        (1,083)     (4,554)     (1,096)    (10,343)        13         5,789
        Extensions and discoveries ............         2,262      48,405       2,190      40,877         72         7,528
        Purchase of minerals in place .........           585      27,575         197         150        388        27,425
        Production ............................        (1,929)    (21,050)     (1,736)    (12,508)      (193)       (8,542)
        Sale of minerals in place .............           (93)     (6,322)         (9)        (42)       (84)       (6,280)
                                                    ---------   ---------     -------     -------      ------      -------
      Balance at December 31, 1997 ............        17,777     221,314      16,261     140,295      1,516(1)     81,019(2)
        Revisions of previous estimates .......        (3,323)     (7,834)     (3,903)    (17,501)       580         9,667
        Extensions and discoveries ............           266      49,403         237      43,900         29         5,503
        Purchase of minerals in place .........           464      15,167         126       2,033        338        13,134
        Production ............................        (1,596)    (24,930)     (1,322)    (11,707)      (274)      (13,223)
        Sale of minerals in place .............        (5,893)    (55,642)     (5,648)    (46,781)      (245)       (8,861)
                                                    ---------   ---------     -------    --------     ------       -------
      Balance at December 31, 1998 ............         7,695     197,478       5,751     110,239      1,944(1)     87,239(2)
                                                    =========   =========     =======    ========     ======       =======



(1) Includes 120,400; 260,200 and 475,400 barrels of liquid hydrocarbon reserves owned by Grey Wolf of which approximately 57,600; 140,200 and 244,000barrels are applicable to the minority interest's share of these reserves at December 31, 1996, 1997 and 1998, respectively.
(2) Includes 7,446 and 28,610 MMcf of natural gas reserves owned by Grey Wolf of which 4,012 and 14,700 MMcf are applicable to the minority interest's share of these reserves at December 31, 1997 and 1998, respectively.


Estimated Quantities of Proved Oil and Gas Reserves (continued)

                                                             Total               United States              Canada
                                                     -------------------------------------------------------------------------
                                                         Liquid     Natural     Liquid     Natural      Liquid       Natural
                                                      Hydrocarbons   Gas      Hydrocarbons   Gas      Hydrocarbons     Gas
                                                     ------------- --------- ------------- -------   -------------  ----------
                                                        (Barrels)    (Mcf)      (Barrels)    (Mcf)      (Barrels)     (Mcf)
                                                                                          (In Thousands)

    Proved developed reserves:
      December 31, 1996.......................            14,961    157,660      13,641     103,639      1,320       54,021
                                                     ===========   =========    ========   =========    =======     ========

      December 31, 1997 ......................            14,254    186,490      12,750     109,456      1,504       77,034
                                                     ===========   =========    ========   =========    =======     ========

      December 31, 1998 ......................             5,819    144,588       4,138      65,075      1,681       79,513
                                                     ===========   ==========   ========   =========    =======     ========


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

        Under the standardized measure, future cash inflows were estimated by applying period-end prices at December 31, 1998, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis of the properties. Operating loss carryforwards, tax credits, and permanent differences to the extent estimated to be available in the future were also considered in the future income tax calculations, thereby reducing the expected tax expense.

        Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

       Set forth below is the Standardized Measure relating to proved oil and gas reserves for:

                                                                      Years Ended December 31
                         ------------------------------------ -------------------------------------- -------------------------------
                                          1996                              1997                                1998
                         ----------------------------------   ---------------------------------    ---------------------------------
                            Total         U.S.      Canada      Tota         U.S.      Canada        Total        U.S.      Canada
                         -----------   ---------   --------   ---------   ---------   ---------    ---------  ---------   ----------
                                                                              (In thousands)

Future cash inflows ...   $1,009,420   $ 824,776   $184,644   $ 714,048   $ 530,627   $ 183,421    $ 474,263  $ 268,821   $ 205,442
Future production and
  development costs ...     (251,749)   (201,498)   (50,251)   (249,604)   (186,445)    (63,159)    (169,736)   (99,187)    (70,549)
Future income tax
  expense .............     (207,834)   (157,508)   (50,326)    (82,998)    (48,736)    (34,262)     (20,655)      --       (20,655)
                         -----------   ---------   --------   ---------   ---------   ---------    ---------  ---------   ----------
Future net cash flows .      549,837     465,770     84,067     381,446     295,446      86,000      283,872    169,634     114,238
Discount ..............     (220,016)   (193,221)   (26,795)   (129,367)   (107,259)    (22,108)    (102,291)   (75,389)    (26,902)
                         -----------   ---------   --------   ---------   ---------   ---------    ---------  ---------   ----------
Standardized Measure of
  discounted future net
  cash relating to
  proved reserves .....   $  329,821   $ 272,549   $ 57,272   $ 252,079   $ 188,187   $  63,892    $ 181,581  $  94,245   $  87,336
                          ===========  ==========  =========  ==========  =========   =========    =========  =========   ==========


Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

        The following is an analysis of the changes in the Standardized Measure:



                                                    Year Ended December 31
                                        ------------------------------------------------
                                             1996            1997            1998
                                        --------------- --------------- ----------------
                                                        (In thousands)

Standardized Measure, beginning
  of year ..........................    $      87,160     $   329,821     $   252,079
  Sales and transfers of oil and
    gas   produced, net of production
    costs ............................        (19,887)        (50,945)        (37,422)
  Net changes in prices and
    development   and production
    costs from prior year ............         65,917        (190,174)        (26,858)
  Extensions, discoveries, and
    improved recovery, less related
    costs ............................         30,699          49,471          36,187
  Purchases of minerals in place .....        244,930          27,586          28,079
  Sales of minerals in place .........            (24)         (5,720)        (58,099)
  Revision of previous quantity
    estimates ........................          2,257          (8,150)        (12,514)
  Change in future income tax expense         (87,393)         70,858         (17,727)
  Other ..............................         (2,554)        (12,389)         (9,005)
  Accretion of discount ..............          8,716          41,721          26,861
                                        --------------- --------------- ----------------
    Standardized Measure, end of year     $   329,821     $   252,079     $   181,581
                                        =============== =============== ================



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

                                 ABRAXAS PETROLEUM CORPORATION

        By:/s/Robert L.G. Watson        By: /s/ Chris Williford
           --------------------------     -----------------------
              Robert L.G. Watson,          Chris Williford
              President and Principal      Vice President and
              Executive Officer            Principal Financial and
                                           Accounting Officer
        DATED:

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                        Name and Title                 Date
/s/ Robert L.G. Watson        Chairman of the Board,                    4/13/99
Robert L.G. Watson            President (Principal Executive Officer)
                              and Director

/s/ Chris Williford           Exec. Vice President and                  4/13/99
Chris Williford               Treasurer (Principal Financial
                              and Accounting Officer) and
                              Director

/s/ Robert W. Carington       Exec. Vice President and                  4/13/99
Robert W. Carington           Director

/s/ Franklin Burke            Director                                  4/13/99
Franklin Burke

/s/ Robert D. Gershen         Director                                  4/13/99
Robert D.Gershen

/s/ Richard M. Kleberg, III   Director                                  4/13/99
Richard M. Kleberg, III

/s/ Harold Carter             Director                                  4/13/99
Harold Carter

/s/ James C. Phelps           Director                                  4/13/99
James C. Phelps

/s/ Paul A. Powell, Jr.       Director                                  4/13/99
Paul A.Powell, Jr.

/s/ Richard M. Riggs          Director                                  4/13/99
Richard M. Riggs

                                                             EXHIBIT 4.6


                          ABRAXAS PETROLEUM CORPORATION
                                   as Issuer,


                     THE SUBSIDIARY GUARANTORS PARTY HERETO

                                       and


                  NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION,
                                   as Trustee




                                    INDENTURE

                           Dated as of March 26, 1999




                                   $63,500,000
                           12.875% Senior Notes due 2003

                              CROSS-REFERENCE TABLE

 TIA                                                          Indenture
Section                                                        Section

310(a)(1).........................................................7.10
      (a)(2)......................................................7.10
      (a)(3)......................................................N.A.
      (a)(4)......................................................N.A.
      (a)(5)......................................................7.08; 7.10,
 ..................................................................7.11
      (b).........................................................7.08; 7.10,
 .................................................................10.02
      (c).........................................................N.A.
311(a)............................................................7.11
      (b).........................................................7.11
      (c).........................................................N.A.
312(a)............................................................2.05
      (b)........................................................10.03
      (c)........................................................10.03
313(a)............................................................7.06
      (b)(1)......................................................N.A.
      (b)(2)......................................................7.06
      (c).........................................................7.06; 10.02
      (d).........................................................7.06
314(a)............................................................4.06; 4.08;
 .................................................................11.02
      (b)........................................................12.02
      (c)(1)......................................................7.02, 10.04
      (c)(2)......................................................7.02, 10.04
      (c)(3)......................................................N.A.
      (d)........................................................12.03
      (e)........................................................10.05
      (f).........................................................N.A.
315(a)............................................................7.01(b)
      (b).........................................................7.05; 10.02
      (c).........................................................7.01(a)
      (d).........................................................7.01(c)
      (e).........................................................6.11
316(a)(last sentence).............................................2.09
      (a)(1)(A)...................................................6.05
      (a)(1)(B)...................................................6.04
      (a)(2)......................................................N.A.
      (b).........................................................6.07
      (c).........................................................9.04
317(a)(1).........................................................6.08
      (a)(2)......................................................6.09
      (b).........................................................2.04

318(a)...........................................................10.01
      (c)........................................................10.01



N.A. means Not Applicable

NOTE: This Cross-Reference Table is not and shall not, for any purpose, be deemed to be a part of the Indenture.

                                                  TABLE OF CONTENTS


                                                                          Page

             ARTICLE ONE DEFINITIONS AND INCORPORATION BY REFERENCE
  SECTION 1.01.  Definitions................................................1
  SECTION 1.02.  Incorporation by Reference of TIA.........................17
  SECTION 1.03.  Rules of Construction.....................................18

                          ARTICLE TWOTHE NOTES
  SECTION 2.01.  Principal Amount; Form and Dating.........................18
  SECTION 2.02.  Execution and Authentication; Aggregate Principal Amount..19
  SECTION 2.03.  Registrar and Paying Agent................................20
  SECTION 2.04.  Paying Agent To Hold Assets in Trust......................20
  SECTION 2.05.  Holder Lists..............................................20
  SECTION 2.06.  Transfer and Exchange.....................................20
  SECTION 2.07.  Replacement Notes.........................................21
  SECTION 2.08.  Outstanding Notes.........................................21
  SECTION 2.09.  Treasury Notes............................................21
  SECTION 2.10.  Temporary Notes...........................................22
  SECTION 2.11.  Cancellation..............................................22
  SECTION 2.12.  Defaulted Interest........................................22
  SECTION 2.13.  CUSIP Number..............................................22
  SECTION 2.14.  Deposit of Monies.........................................23
  SECTION 2.15.  Restrictive Legends.......................................23
  SECTION 2.16.  Book-Entry Provisions for Global Security.................24
  SECTION 2.17.  Special Transfer Provisions...............................25
  SECTION 2.18.  Liquidated Damages Under Registration Rights Agreement....26

                            ARTICLE THREE REDEMPTION
  SECTION 3.01.  Notices to Trustee........................................27
  SECTION 3.02.  Selection of Notes To Be Redeemed.........................27
  SECTION 3.03.  Optional Redemption.......................................27
  SECTION 3.04.  Notice of Redemption......................................28
  SECTION 3.05.  Effect of Notice of Redemption............................28
  SECTION 3.06.  Deposit of Redemption Price...............................28
  SECTION 3.07.  Notes Redeemed in Part....................................29

                          ARTICLE FOUR COVENANTS
  SECTION 4.01.  Payment of Notes..........................................29
  SECTION 4.02.  Maintenance of Office or Agency...........................29
  SECTION 4.03.  Corporate Existence.......................................29
  SECTION 4.04.  Payment of Taxes and Other Claims.........................29

  SECTION 4.05.  Maintenance of Properties and Insurance...................30
  SECTION 4.06.  Compliance Certificate; Notice of Default.................30
  SECTION 4.07.  Compliance with Laws......................................31
  SECTION 4.08.  Reports to Holders........................................31
  SECTION 4.09.  Waiver of Stay, Extension or Usury Laws...................31
  SECTION 4.10.  Limitation on Restricted Payments.........................31
  SECTION 4.11.  Limitation on Transactions with Affiliates................33
  SECTION 4.12.  Limitation on Incurrence of Additional Indebtedness.......33
  SECTION 4.13.  Limitation on Dividend and Other Payment Restrictions
                 Affecting Restricted Subsidiaries.........................34
  SECTION 4.14.  Limitation on Restricted and Unrestricted Subsidiaries....35
  SECTION 4.15.  Change of Control.........................................36
  SECTION 4.16.  Limitation on Asset Sales.................................37
  SECTION 4.17.  Limitations with Respect to Capital Stock
                 of Restricted Subsidiaries................................39
  SECTION 4.18.  Limitation on Liens.......................................40
  SECTION 4.19.  Limitation on Conduct of Business.........................40
  SECTION 4.20.  Additional Subsidiary Guarantees..........................40
  SECTION 4.21.  Limitation on Restrictive Covenants.......................40
  SECTION 4.22.  Impairment of Security Interest...........................40
  SECTION 4.23.  Additional Amounts........................................41
  SECTION 4.24.  Maintenance of Lien; Additional Collateral................41

                       ARTICLE FIVE SUCCESSOR CORPORATION
  SECTION 5.01.  Merger, Consolidation and Sale of Assets..................42
  SECTION 5.02.  Successor Corporation Substituted.........................43

                              ARTICLE SIX REMEDIES
  SECTION 6.01.  Events of Default.........................................43
  SECTION 6.02.  Acceleration..............................................45
  SECTION 6.03.  Other Remedies............................................45
  SECTION 6.04.  Waiver of Past Defaults...................................45
  SECTION 6.05.  Control by Majority.......................................45
  SECTION 6.06.  Limitation on Suits.......................................46
  SECTION 6.07.  Right of Holders To Receive Payment.......................46
  SECTION 6.08.  Collection Suit by Trustee................................46
  SECTION 6.09.  Trustee May File Proofs of Claim..........................46
  SECTION 6.10.  Priorities................................................47
  SECTION 6.11.  Undertaking for Costs.....................................47
  SECTION 6.12.  Restoration of Rights and Remedies........................47

                              ARTICLE SEVEN TRUSTEE
  SECTION 7.01.  Duties of Trustee.........................................47
  SECTION 7.02.  Rights of Trustee.........................................48
  SECTION 7.03.  Individual Rights of Trustee..............................49

  SECTION 7.04.  Trustee's Disclaimer......................................50
  SECTION 7.05.  Notice of Default.........................................50
  SECTION 7.06.  Reports by Trustee to Holders.............................50
  SECTION 7.07.  Compensation and Indemnity................................50
  SECTION 7.08.  Replacement of Trustee....................................51
  SECTION 7.09.  Successor Trustee by Merger, Etc..........................51
  SECTION 7.10.  Eligibility; Disqualification.............................52
  SECTION 7.11.  Preferential Collection of Claims Against Issuer..........52
  SECTION 7.12.  Other Capacities..........................................52

                ARTICLE EIGHT DISCHARGE OF INDENTURE; DEFEASANCE
  SECTION 8.01.  Termination of Issuer's Obligations.......................52
  SECTION 8.02.  Application of Trust Money................................54
  SECTION 8.03.  Repayment to the Issuer...................................54
  SECTION 8.04.  Reinstatement.............................................54
  SECTION 8.05.  Acknowledgment of Discharge by Trustee....................54

                     ARTICLE NINE MODIFICATION OF INDENTURE
  SECTION 9.01.  Without Consent of Holders................................55
  SECTION 9.02.  With Consent of Holders...................................55
  SECTION 9.03.  Compliance with TIA.......................................55
  SECTION 9.04.  Revocation and Effect of Consents.........................55
  SECTION 9.05.  Notation on or Exchange of Notes..........................56
  SECTION 9.06.  Trustee To Sign Amendments, Etc...........................56
  SECTION 9.07.  Evidence of Amendments, Supplements, Waivers..............56

                            ARTICLE TEN MISCELLANEOUS
  SECTION 10.01.  TIA Controls.............................................56
  SECTION 10.02.  Notices..................................................56
  SECTION 10.03.  Communications by Holders with Other Holders.............57
  SECTION 10.04.  Certificate and Opinion as to Conditions Precedent.......57
  SECTION 10.05.  Statements Required in Certificate or Opinion............58
  SECTION 10.06.  Rules by Trustee, Paying Agent, Registrar................58
  SECTION 10.07.  Legal Holidays...........................................58
  SECTION 10.08.  Governing Law............................................58
  SECTION 10.09.  No Adverse Interpretation of Other Agreements............58
  SECTION 10.10.  No Personal Liability....................................58
  SECTION 10.11.  Successors...............................................59
  SECTION 10.12.  Duplicate Originals......................................59
  SECTION 10.13.  Severability.............................................59
  SECTION 10.14.  Independence of Covenants................................59
  SECTION 10.15.  Currency Indemnity.......................................59

                        ARTICLE ELEVEN GUARANTEE OF NOTES
  SECTION 11.01.  Unconditional Guarantee..................................59
  SECTION 11.02.  Limitations on Guarantees................................60
  SECTION 11.03.  Execution and Delivery of Guarantee......................61
  SECTION 11.04.  Release of a Subsidiary Guarantor........................61
  SECTION 11.05.  Waiver of Subrogation....................................61
  SECTION 11.06.  Immediate Payment........................................62
  SECTION 11.07.  No Set-Off...............................................62
  SECTION 11.08.  Obligations Absolute.....................................62
  SECTION 11.09.  Obligations Continuing...................................62
  SECTION 11.10.  Obligations Not Reduced..................................62
  SECTION 11.11.  Obligations Reinstated...................................63
  SECTION 11.12.  Obligations Not Affected.................................63
  SECTION 11.13.  Waiver...................................................64
  SECTION 11.14.  No Obligation To Take Action Against the Issuer..........64
  SECTION 11.15.  Dealing with the Issuer and Others.......................64
  SECTION 11.16.  Default and Enforcement..................................64
  SECTION 11.17.  Acknowledgment...........................................65
  SECTION 11.18.  Costs and Expenses.......................................65
  SECTION 11.19.  No Merger or Waiver; Cumulative Remedies.................65
  SECTION 11.20.  Survival of Obligations..................................65
  SECTION 11.21.  Guarantee in Addition to Other Obligations...............65
  SECTION 11.22.  Severability.............................................65


                             ARTICLE TWELVE SECURITY
  SECTION 12.01.  Grant of Security Interest; Remedies.....................66
  SECTION 12.02.  Recording and Opinions...................................66
  SECTION 12.03.  Release of Collateral....................................67
  SECTION 12.04.  Specified Releases of Collateral.........................67
  SECTION 12.05.  Rights of Purchasers; Form and Sufficiency of Release....69
  SECTION 12.06.  Authorization of Actions to Be Taken by the Trustee
                  Under the Security Documents.............................69
  SECTION 12.07.  Authorization of Receipt of Funds by the Trustee Under
                  the Security Documents...................................70
  SECTION 12.08.  Use of Trust Moneys......................................70

Exhibit A - Form of Initial Note............................................A-1
Exhibit B - Form of Exchange Note...........................................B-1
Exhibit C - Form of Certificate To Be Delivered in Connection with
            Transfers to Non-QIB Accredited Investors.......................C-1
Exhibit D - Form of Certificate To Be Delivered in Connection with
            Transfers Pursuant to Regulation S .............................D-1
Exhibit E - Guarantee.......................................................E-1
Exhibit F - Form of Supplemental Indenture..................................F-1

Note: This Table of Contents is not, and shall not, for any purpose, be deemed to be part of the Indenture.

         INDENTURE, dated as of March 26, 1999, is among Abraxas Petroleum Corporation, a Nevada corporation (the "Issuer"), Canadian Abraxas Petroleum Limited, an Alberta corporation and wholly owned subsidiary of the Issuer ("Canadian Abraxas"), New Cache Petroleums, Ltd., an Alberta corporation and wholly owned subsidiary of Canadian Abraxas ("New Cache"), Sandia Oil & Gas Corporation, a Texas corporation and wholly owned subsidiary of the Issuer ("Sandia"), and Norwest Bank Minnesota, National Association, as Trustee (the "Trustee").

         The Issuer has duly authorized the creation of the 12f% Senior Notes due 2003, Series A (the "Initial Notes") and 12f% Senior Notes due 2003, Series B (the "Exchange Notes") to be issued in exchange for the Initial Notes pursuant to the Registration Rights Agreement (as defined herein) and, to provide therefor, the Issuer has duly authorized the execution and delivery of this Indenture. The Notes (as defined herein) will be guaranteed on a senior secured basis by Canadian Abraxas, New Cache, Sandia and each of the Issuer's future Restricted Subsidiaries (as defined herein) which become Subsidiary Guarantors as required in this Indenture. All things necessary to make the Notes, when duly issued and executed by the Issuer, and authenticated and delivered hereunder, the valid obligations of the Issuer, and to make this Indenture a valid and binding agreement of the Issuer, have been done.

         Each party hereto agrees as follows for the benefit of the other parties and for the equal and ratable benefit of the Holders of the Notes.

                                   ARTICLE ONE

                   DEFINITIONS AND INCORPORATION BY REFERENCE

         SECTION 1.01.  Definitions.


         "Acquired Indebtedness" means Indebtedness of a Person or any of its Subsidiaries (a) existing at the time such Person becomes a Restricted Subsidiary or at the time it merges or consolidates with the Issuer or any of its Restricted Subsidiaries, or (b) which becomes Indebtedness of the Issuer or a Restricted Subsidiary in connection with the acquisition of assets from such Person, in each case not incurred in connection with, or in anticipation or contemplation of, such Person becoming a Restricted Subsidiary or such acquisition, merger or consolidation.

         "Adjusted Consolidated Net Tangible Assets" means (without duplication), as of the date of determination: (1) the sum of: (A) discounted future net revenues from proved oil and gas reserves of the Issuer and its consolidated Restricted Subsidiaries, calculated in accordance with Commission guidelines (before any state or federal income tax), as estimated by a nationally recognized firm of independent petroleum engineers as of a date no earlier than the date of the Issuer's latest annual consolidated financial statements, as increased by, as of the date of determination, the estimated discounted future net revenues from (i) estimated proved oil and gas reserves acquired since the date of such year-end reserve report and (ii) estimated oil and gas reserves attributable to upward revisions of estimates of proved oil and gas reserves since the date of such year-end reserve report due to exploration, development or exploitation activities, in each case calculated in accordance with Commission guidelines (utilizing the prices utilized in such year-end reserve report), and decreased by, as of the date of determination, the estimated discounted future net revenues from (iii) estimated proved oil and gas reserves produced or disposed of since the date of such year-end reserve report and (iv) estimated oil and gas reserves attributable to downward revisions of estimates of proved oil and gas reserves since the date of such year-end reserve report due to changes in geological conditions or other factors which would, in accordance with standard industry practice, cause such revisions, in each case calculated in accordance with Commission guidelines (utilizing the prices utilized in such year-end reserve report); provided, however, that, in the case of each of the determinations made pursuant to clauses (i) through (iv), such increases and decreases shall be as estimated by the Issuer's petroleum engineers, unless in the event that there is a Material Change as a result of such acquisitions, dispositions or revisions, then the discounted future net revenues utilized for purposes of this clause (1)(A) shall be confirmed in writing, by a nationally recognized firm of independent petroleum engineers (which may be the Issuer's independent petroleum engineers who prepare the Issuer's annual reserve report), plus (B) the capitalized costs that are attributable to oil and gas properties of the Issuer and its consolidated

Restricted Subsidiaries to which no proved oil and gas reserves are attributable, based on the Issuer's books and records as of a date no earlier than the date of the Issuer's latest annual or quarterly financial statements, plus (C) the Net Working Capital on a date no earlier than the date of the Issuer's latest consolidated annual or quarterly financial statements, plus (D) with respect to each other tangible asset of the Issuer or its consolidated Restricted Subsidiaries specifically including, but not to the exclusion of any other qualifying tangible assets, the Issuer's or its consolidated Restricted Subsidiaries' gas producing facilities and unproved oil and gas properties (less any remaining deferred income taxes which have been allocated to such gas processing facilities in connection with the acquisition thereof), land, equipment, leasehold improvements, investments carried on the equity method, restricted cash and the carrying value of marketable securities, the greater of
(i) the net book value of such other tangible asset on a date no earlier than the date of the Issuer's latest consolidated annual or quarterly financial statements or (ii) the appraised value, as estimated by a qualified Independent Advisor, of such other tangible assets of the Issuer and its Restricted Subsidiaries, as of a date no earlier than the date of the Issuer's latest audited financial statements minus (2) minority interests and, to the extent not otherwise taken into account in determining Adjusted Consolidated Net Tangible Assets, any gas balancing liabilities of the Issuer and its consolidated Restricted Subsidiaries reflected in the Issuer's latest audited financial statements.

         In addition to, but without duplication of, the foregoing, for purposes of this definition, "Adjusted Consolidated Net Tangible Assets" shall be calculated after giving effect, on a pro forma basis, to: (1) any Investment not prohibited by this Indenture, to and including the date of the transaction giving rise to the need to calculate Adjusted Consolidated Net Tangible Assets (the "Assets Transaction Date"), in any other Person that, as a result of such Investment, becomes a Restricted Subsidiary of the Issuer, (2) the acquisition, to and including the Assets Transaction Date (by merger, consolidation or purchase of stock or assets), of any business or assets, including, without limitation, Permitted Industry Investments, and (3) any sales or other dispositions of assets permitted by this Indenture (other than sales of Hydrocarbons or other mineral products in the ordinary course of business) occurring on or prior to the Assets Transaction Date.

         "Affiliate" means, with respect to any specified Person, (a) any other Person who directly or indirectly through one or more intermediaries controls, or is controlled by, or under common control with, such specified Person, and
(b) any Related Person of such Person. For purposes of this definition, the term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative of the foregoing.

         "Affiliate Transaction" has the meaning provided in Section 4.11.

         "Agent" means any Registrar, Paying Agent, co-Registrar, authenticating agent or securities custodian.

         "Agent Members" has the meaning provided in Section 2.16.

         "Asset Acquisition" means: (a) an Investment by the Issuer or any Restricted Subsidiary in any other Person pursuant to which such Person shall become a Restricted Subsidiary, or shall be merged with or into the Issuer or any Restricted Subsidiary, or (b) the acquisition by the Issuer or any Restricted Subsidiary of the assets of any Person (other than a Restricted Subsidiary) which constitute all or substantially all of the assets of such Person or comprise any division or line of business of such Person or any other properties or assets of such Person other than in the ordinary course of business.

         "Asset Sale" means any direct or indirect sale, issuance, conveyance, transfer, exchange, lease (other than operating leases entered into in the ordinary course of business), assignment or other transfer for value by the Issuer or any of its Restricted Subsidiaries (including any Sale and Leaseback Transaction) to any Person other than the Issuer or a Restricted Subsidiary of:
(a) any Capital Stock of any Restricted Subsidiary, or (b) any other property or assets (including any interests therein) of the Issuer or any Restricted Subsidiary, including any disposition by means of a merger, consolidation or similar transaction; provided, however, that the following will not be deemed to be an Asset Sale: (i) the sale, lease, conveyance, disposition or other transfer of all or substantially all of the assets of the Issuer in a transaction which is made in compliance with Article Five, (ii) any Investment in an Unrestricted

Subsidiary which is made in compliance with Section 4.10, (iii) disposals or replacements of obsolete equipment in the ordinary course of business, (iv) the sale, lease, conveyance, disposition or other transfer by the Issuer or any Restricted Subsidiary of assets or property to the Issuer or one or more Wholly Owned Restricted Subsidiaries, (v) any disposition of Hydrocarbons or other mineral products for value in the ordinary course of business, (vi) the abandonment, surrender, termination, cancellation, release, farmout, lease or sublease of undeveloped oil and gas properties in the ordinary course of business or oil and gas properties which are not capable of production in economic quantities, (vii) the contemporaneous trade or exchange by the Issuer or any of its Restricted Subsidiaries of any oil and gas property or interest therein owned or held by such Person for any oil and gas property or interest therein owned or held by another Person which the Board of Directors of the Issuer determines in good faith by resolution to be of approximately equal value, including any cash or Cash Equivalents necessary in order to achieve an exchange of equivalent value; provided that such cash and Cash Equivalents are subject to Section 4.16; provided, further, to the extent not prohibited by the terms of any instruments evidencing Acquired Indebtedness associated with the property received, that the property received by the Issuer or such Restricted Subsidiary is made subject to the Lien of this Indenture and the Security Documents to the extent that such property traded or exchanged was subject to such Lien, provided that any such property received that constitutes Oil and Gas Assets shall be subject to such Lien in any event; and provided, further, that to the extent the property traded or exchanged by the Issuer and/or a Restricted Subsidiary contains proved reserves, the property received contains an approximately equal value of proved reserves, including cash or Cash Equivalents to achieve an exchange of equivalent value, or (viii) the sale, lease, conveyance, disposition or other transfer by the Issuer or any Restricted Subsidiary of assets or property in the ordinary course of business; provided, however, that the aggregate amount (valued at the fair market value of such assets or property at the time of such sale, lease, conveyance, disposition or transfer) of all such assets and property so sold, leased, conveyed, disposed or transferred since the Issue Date pursuant to this clause (viii) shall not exceed $1,000,000 in any one year.

         "Authenticating Agent" has the meaning provided in Section 2.02.

         "Available Proceeds Amount" means (a) the sum of all Collateral Proceeds and all Non-Collateral Proceeds remaining after application to repay any Indebtedness secured by the assets the subject of the Asset Sale giving rise to such Non-Collateral Proceeds; and (b) for purposes of determining whether a Net Proceeds Offer must be made as of any day and the amount of such offer, an amount equal to: the amount set forth under clause (a) above minus the aggregate amount of all such Asset Sale proceeds previously spent in compliance with the terms of Section 12.08.

         "Bankruptcy Law" means Title 11, U.S. Code or any similar Federal, state or foreign law for the relief of debtors.

         "Board of Directors" means, as for any Person, the board of directors of such Person or any duly authorized committee thereof.

         "Board Resolution" means, with respect to any Person, a copy of a resolution certified by the Secretary or an Assistant Secretary of such Person to have been duly adopted by the Board of Directors of such Person and to be in full force and effect on the date of such certification, and delivered to the Trustee.

         "Business Day" means any day other than a Saturday, Sunday or any other day on which banking institutions in the City of New York are required or authorized by law or other governmental action to be closed.

         "Canadian Abraxas" means the party named as such in the first paragraph of this Indenture until a successor replaces it pursuant to this Indenture and thereafter means such successor.

         "Capitalized Lease Obligation" means, as to any Person, the discounted present value of the rental obligations of such Person under a lease of (or other agreement conveying the right to use) any property (whether real, personal or mixed) that is required to be classified and accounted for as a capital lease obligation at such date, determined in accordance with GAAP.

         "Capital Stock" means: (a) with respect to any Person that is a corporation, any and all shares, interests, participations or other equivalents (however designated and whether or not voting) of corporate stock, including each class of Common Stock and Preferred Stock of such Person and including any warrants, options or rights to acquire any of the foregoing and instruments convertible into any of the foregoing, and (b) with respect to any Person that is not a corporation, any and all partnership or other equity interests of such Person.

         "Cash Equivalents" means: (a) marketable direct obligations issued by, or unconditionally guaranteed by, the United States Government or issued by any agency thereof and backed by the full faith and credit of the United States, in each case maturing within one year from the date of acquisition thereof; (b) marketable direct obligations issued by any state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within one year from the date of acquisition thereof and, at the time of acquisition, having one of the two highest ratings obtainable from either S&P or Moody's; (c) commercial paper maturing no more than one year from the date of creation thereof and, at the time of acquisition, having a rating of at least A-1 from S&P or at least P-1 from Moody's; (d) certificates of deposit or bankers' acceptances maturing within one year from the date of acquisition thereof issued by any bank organized under the laws of the United States of America or any state thereof or the District of Columbia or any United States branch of a foreign bank having at the date of acquisition thereof combined capital and surplus of not less than $250,000,000; (e) repurchase obligations with a term of not more than seven days for underlying securities of the types described in clause (a) above entered into with any bank meeting the qualifications specified in clause (d) above; and (f) money market mutual or similar funds having assets in excess of $100,000,000.

         "Change of Control" means the occurrence of one or more of the following events: (a) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Issuer to any Person or group of related Persons for purposes of Section 13(d) of the Exchange Act (a "Group") (whether or not otherwise in compliance with the provisions of this Indenture); (b) the approval by the holders of Capital Stock of the Issuer of any plan or proposal for the liquidation or dissolution of the Issuer (whether or not otherwise in compliance with the provisions of this Indenture); (c) any Person or Group shall become the owner, directly or indirectly, beneficially or of record, of shares representing more than 35% of the aggregate ordinary voting power represented by the issued and outstanding Capital Stock of the Issuer; or (d) the replacement of a majority of the Board of Directors of the Issuer over a two-year period from the directors who constituted the Board of Directors of the Issuer at the beginning of such period with directors whose replacement shall not have been approved (by recommendation, nomination or election, as the case may be) by a vote of at least a majority of the Board of Directors of the Issuer then still in office who either were members of such Board of Directors at the beginning of such period or whose election as a member of such Board of Directors was previously so approved.

         "Change of Control Offer" has the meaning provided in Section 4.15.

         "Change of Control Payment Date" has the meaning provided in Section 4.15.

         "Collateral" means, collectively, all of the property and assets (including, without limitation, Trust Moneys) that are from time to time subject to, or purported to be subject to, the Lien of this Indenture or any of the Security Documents.

         "Collateral Account" shall have the meaning provided in Section 12.08.

         "Collateral Proceeds" means any Net Cash Proceeds received from an Asset Sale involving Collateral.

         "Commission" means the SEC.

         "Common Stock" of any Person means any and all shares, interests or other participations in, and other equivalents (however designated and whether voting or non-voting) of such Person's common stock, whether outstanding on the Issue Date or issued after the Issue Date, and includes, without limitation, all series and classes of such common stock.

         "Consolidated EBITDA" means, for any period, the sum (without duplication) of: (a) Consolidated Net Income, and (b) to the extent Consolidated Net Income has been reduced thereby, (i) all income taxes of the Issuer and its Restricted Subsidiaries paid or accrued in accordance with GAAP for such period (other than income taxes attributable to extraordinary, unusual or nonrecurring gains or losses or taxes attributable to sales or dispositions outside the ordinary course of business), (ii) Consolidated Interest Expense, (iii) the amount of any Preferred Stock dividends paid by the Issuer and its Restricted Subsidiaries, and (iv) Consolidated Non-cash Charges, less any non-cash items increasing Consolidated Net Income for such period, all as determined on a consolidated basis for the Issuer and its Restricted Subsidiaries in accordance with GAAP.

         "Consolidated EBITDA Coverage Ratio" means, with respect to the Issuer, the ratio of: (a) Consolidated EBITDA of the Issuer during the four full fiscal quarters for which financial information in respect thereof is available (the "Four Quarter Period") ending on or prior to the date of the transaction giving rise to the need to calculate the Consolidated EBITDA Coverage Ratio (the "Transaction Date") to (b) Consolidated Fixed Charges of the Issuer for the Four Quarter Period.

For purposes of this definition, "Consolidated EBITDA" and "Consolidated Fixed Charges" shall be calculated after giving effect (without duplication) on a pro forma basis for the period of such calculation to: (a) the incurrence or repayment of any Indebtedness of the Issuer or any of its Restricted Subsidiaries (and the application of the proceeds thereof) giving rise to the need to make such calculation and any incurrence or repayment of other Indebtedness (and the application of the proceeds thereof), other than the incurrence or repayment of Indebtedness in the ordinary course of business for working capital purposes pursuant to working capital facilities, occurring during the Four Quarter Period or at any time subsequent to the last day of the Four Quarter Period and on or prior to the Transaction Date, as if such incurrence or repayment, as the case may be (and the application of the proceeds thereof), occurred on the first day of the Four Quarter Period, and (b) any Asset Sales or Asset Acquisitions (including, without limitation, any Asset Acquisition giving rise to the need to make such calculation as a result of the Issuer or one of its Restricted Subsidiaries (including any Person who becomes a Restricted Subsidiary as a result of the Asset Acquisition) incurring, assuming or otherwise being liable for Acquired Indebtedness, and also including, without limitation, any Consolidated EBITDA attributable to the assets which are the subject of the Asset Acquisition or Asset Sale during the Four Quarter Period) occurring during the Four Quarter Period or at any time subsequent to the last day of the Four Quarter Period and on or prior to the Transaction Date, as if such Asset Sale or Asset Acquisition (including the incurrence, assumption or liability for any such Acquired Indebtedness) occurred on the first day of the Four Quarter Period. If the Issuer or any of its Restricted Subsidiaries directly or indirectly guarantees Indebtedness of a third Person, the preceding sentence shall give effect to the incurrence of such guaranteed Indebtedness as if the Issuer or the Restricted Subsidiary, as the case may be, had directly incurred or otherwise assumed such guaranteed Indebtedness. Furthermore, in calculating "Consolidated Fixed Charges" for purposes of determining the denominator (but not the numerator) of this "Consolidated EBITDA Coverage Ratio": (i) interest on outstanding Indebtedness determined on a fluctuating basis as of the Transaction Date and which will continue to be so determined thereafter shall be deemed to have accrued at a fixed rate per annum equal to the rate of interest on such Indebtedness in effect on the Transaction Date;
(ii) if interest on any Indebtedness actually incurred on the Transaction Date may optionally be determined at an interest rate based upon a factor of a prime or similar rate, a eurocurrency interbank offered rate, or other rates, then the interest rate in effect on the Transaction Date will be deemed to have been in effect during the Four Quarter Period; (iii) notwithstanding clauses (i) and
(ii) above, interest on Indebtedness determined on a fluctuating basis, to the extent such interest is covered by agreements relating to Interest Swap Obligations, shall be deemed to accrue at the rate per annum resulting after giving effect to the operation of such agreements.

         "Consolidated Fixed Charges" means, with respect to the Issuer for any period, the sum, without duplication, of: (a) Consolidated Interest Expense (including any premium or penalty paid in connection with redeeming or retiring Indebtedness of the Issuer and its Restricted Subsidiaries prior to the stated maturity thereof pursuant to the agreements governing such Indebtedness), plus
(b) the product of (i) the amount of all dividend payments on any series of Preferred Stock of the Issuer (other than dividends paid in Qualified Capital Stock) paid, accrued or scheduled to be paid or accrued during such period times
(ii) a fraction, the numerator of which is one and the denominator of which is one minus the then current effective consolidated federal, state and local income tax rate of such Person, expressed as a decimal.

         "Consolidated Interest Expense" means, with respect to the Issuer for any period, the sum of, without duplication: (a) the aggregate of the interest expense of the Issuer and its Restricted Subsidiaries for such period determined on a consolidated basis in accordance with GAAP, including without limitation,
(i) any amortization of original issue discount, (ii) the net costs under Interest Swap Obligations, (iii) all capitalized interest and (iv) the interest portion of any deferred payment obligation; and (b) the interest component of Capitalized Lease Obligations paid, accrued and/or scheduled to be paid or accrued by the Issuer and its Restricted Subsidiaries during such period, as determined on a consolidated basis in accordance with GAAP.

         "Consolidated Net Income" means, with respect to the Issuer for any period, the aggregate net income (or loss) of the Issuer and its Restricted Subsidiaries for such period on a consolidated basis, determined in accordance with GAAP; provided, however, that there shall be excluded therefrom: (a) after-tax gains from Asset Sales or abandonments or reserves relating thereto,
(b) after-tax items classified as extraordinary or nonrecurring gains, (c) the net income of any Person acquired in a "pooling of interests" transaction accrued prior to the date it becomes a Restricted Subsidiary or is merged or consolidated with the Issuer or any Restricted Subsidiary, (d) the net income (but not loss) of any Restricted Subsidiary to the extent that the declaration of dividends or similar distributions by that Restricted Subsidiary of that income is restricted by charter, contract, operation of law or otherwise, (e) the net income of any Person in which the Issuer has an interest, other than a Restricted Subsidiary, except to the extent of cash dividends or distributions actually paid to the Issuer or to a Restricted Subsidiary by such Person, (f) income or loss attributable to discontinued operations (including, without limitation, operations disposed of during such period whether or not such operations were classified as discontinued), and (g) in the case of a successor to the Issuer by consolidation or merger or as a transferee of the Issuer's assets, any net income (or loss) of the successor corporation prior to such consolidation, merger or transfer of assets.

         "Consolidated Net Worth" of any Person as of any date means the consolidated stockholders' equity of such Person, determined on a consolidated basis in accordance with GAAP, less (without duplication) amounts attributable to Disqualified Capital Stock of such Person.

         "Consolidated Non-cash Charges" means, with respect to the Issuer, for any period, the aggregate depreciation, depletion, amortization and other non-cash expenses of the Issuer and its Restricted Subsidiaries reducing Consolidated Net Income of the Issuer for such period, determined on a consolidated basis in accordance with GAAP (excluding any such charges constituting an extraordinary item or loss or any such charge which requires an accrual of or a reserve for cash charges for any future period).

         "consolidation" means, with respect to any Person, the consolidation of the accounts of the Restricted Subsidiaries of such Person with those of such Person, all in accordance with GAAP; provided, however, that "consolidation" will not include consolidation of the accounts of any Unrestricted Subsidiary of such Person with the accounts of such Person. The term "consolidated" has a correlative meaning to the foregoing.

         "Corporate Trust Office" means the office of the Trustee at which at any particular time its corporate trust business shall be principally administered, which office at the date of execution of this Indenture is located at Sixth and Marquette, Minneapolis, Minnesota 55479-0069.

         "Covenant Defeasance" has the meaning set forth in Section 8.01.

         "Crude Oil and Natural Gas Business" means (i) the acquisition, exploration, development, operation and disposition of interests in oil, gas and other hydrocarbon properties located in North America, and (ii) the gathering, marketing, treating, processing, storage, selling and transporting of any production from such interests or properties of the Issuer or of others.

         "Crude Oil and Natural Gas Hedge Agreements" means, with respect to any Person, any oil and gas agreements and other agreements or arrangements or any combination thereof entered into by such Person in the ordinary course of business and that is designed to provide protection against oil and natural gas price fluctuations.

         "Crude Oil and Natural Gas Properties" means all Properties, including equity or other ownership interests therein, owned by any Person which have been assigned "proved oil and gas reserves" as defined in Rule 4-10 of Regulation S-X of the Securities Act as in effect on the Issue Date.

         "Crude Oil and Natural Gas Related Assets" means any Investment or capital expenditure (but not including additions to working capital or repayments of any revolving credit or working capital borrowings) by the Issuer or any Restricted Subsidiary of the Issuer which is related to the business of the Issuer and its Restricted Subsidiaries as it is conducted on the date of the Asset Sale giving rise to the Net Cash Proceeds to be reinvested.

         "Currency Agreement" means any foreign exchange contract, currency swap agreement or other similar agreement or arrangement designed to protect the Issuer or any Restricted Subsidiary of the Issuer against fluctuations in currency values.

         "Custodian"  means  any  receiver,   trustee,   assignee,   liquidator,
sequestrator or similar official under any Bankruptcy Law.

         "Default" means an event or condition the occurrence of which is, or with the lapse of time or the giving of notice or both would be, an Event of Default.

         "Default Interest Payment Date" has the meaning set forth in Section. 2.12.

         "Depository" means The Depository Trust Company, its nominees and successors.

         "Disqualified Capital Stock" means that portion of any Capital Stock which, by its terms (or by the terms of any security into which it is convertible or for which it is exchangeable), or upon the happening of any event, matures or is mandatorily redeemable, pursuant to a sinking fund obligation or otherwise, or is mandatorily redeemable at the sole option of the holder thereof, in whole or in part, in either case, on or prior to the final maturity of the Notes.

         "Equity Offering" means an offering of Qualified Capital Stock of the Issuer.

         "Event of Default" has the meaning provided in Section 6.01.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any successor statute or statutes thereto.

         "Exchange Notes" has the meaning set forth in the second paragraph of this Indenture.

         "fair market value" means, with respect to any asset or property, the price which could be negotiated in an arm's-length, free market transaction, for cash, between an informed and willing seller and an informed and willing buyer, neither of whom is under undue pressure or compulsion to complete the transaction. Fair market value shall be determined by the Board of Directors of the Issuer acting reasonably and in good faith and shall be evidenced by a Board Resolution of the Issuer delivered to the Trustee; provided, however, that (a) if the aggregate non-cash consideration to be received by the Issuer or any Restricted Subsidiary from any Asset Sale shall reasonably be expected to exceed $5,000,000 or (b) if the net worth of any Restricted Subsidiary to be designated as an Unrestricted Subsidiary shall reasonably be expected to exceed $10,000,000, then fair market value shall be determined by an Independent Advisor.

         "GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board as of any date of determination.

         "Global Notes" has the meaning provided in Section 2.01.

         "Grey Wolf" means Grey Wolf Exploration Ltd., an Alberta corporation.

         "guarantee" means any obligation, contingent or otherwise, of any Person directly or indirectly guaranteeing any Indebtedness or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation of such other Person (whether arising by virtue of partnership arrangements, or by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (ii) entered into for purposes of assuring in any other manner the obligee of such Indebtedness or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part) (but if in part, only to the extent thereof); provided, however, that the term "guarantee" shall not include (A) endorsements for collection or deposit in the ordinary course of business and (B) guarantees (other than guarantees of Indebtedness) by the Issuer in respect of assisting one or more Restricted Subsidiaries in the ordinary course of their respective businesses, including without limitation guarantees of trade obligations and operating leases, on ordinary business terms. The term "guarantee" used as a verb has a corresponding meaning.

         "Guarantees" has the meaning set forth in Section 11.01.

         "Holder" means any Person holding a Note.

         "Hydrocarbons" means oil, gas, casinghead gas, drip gasoline, natural gasoline, condensate, distillate, liquid hydrocarbons, gaseous hydrocarbons and all constituents, elements or compounds thereof and products processed therefrom.

         "incur" means, with respect to any Indebtedness, to create, incur, assume, guarantee, acquire, become liable, contingently or otherwise, with respect to such Indebtedness, or otherwise become responsible for the payment thereof.

         "Indebtedness"  means with respect to any Person,  without duplication:
(a) all Obligations of such Person for borrowed money, (b) all Obligations of such Person evidenced by bonds, debentures, notes or other similar instruments,
(c) all Capitalized Lease Obligations of such Person, (d) all Obligations of such Person issued or assumed as the deferred purchase price of property, all conditional sale obligations and all Obligations under any title retention agreement (but excluding trade accounts payable), (e) all Obligations for the reimbursement of any obligor on a letter of credit, banker's acceptance or similar credit transaction, (f) guarantees and other contingent obligations in respect of Indebtedness referred to in clauses (a) through (e) above and clause
(h) below, (g) all Obligations of any other Person of the type referred to in clauses (a) through (f) above which are secured by any Lien on any property or asset of such Person, the amount of such Obligation being deemed to be the lesser of the fair market value of such property or asset or the amount of the Obligation so secured, (h) all Obligations under Currency Agreements and Interest Swap Obligations, and (i) all Disqualified Capital Stock issued by such Person with the amount of Indebtedness represented by such Disqualified Capital Stock being equal to the greater of its voluntary or involuntary liquidation preference and its maximum fixed redemption price or repurchase price.

For purposes hereof, the "maximum fixed repurchase price" of any Disqualified Capital Stock which does not have a fixed repurchase price shall be calculated in accordance with the terms of such Disqualified Capital Stock as if such Disqualified Capital Stock were purchased on any date on which Indebtedness shall be required to be determined pursuant to this Indenture, and if such price is based upon, or measured by, the fair market value of such Disqualified Capital Stock, such fair market value shall be determined reasonably and in good faith by the Board of Directors of the Issuer.

The "amount" or "principal amount" of Indebtedness at any time of determination as used herein represented by: (1) any Indebtedness issued at a price that is less than the principal amount at maturity thereof shall be the face amount of the liability in respect thereof, (2) any Capitalized Lease Obligation shall be the amount determined in accordance with the definition thereof, (3) any Interest Swap Obligations included in the definition of Permitted Indebtedness shall be zero, (4) all other unconditional obligations shall be the amount of the liability thereof determined in accordance with GAAP, and (5) all other contingent obligations shall be the maximum liability at such date of such Person.

         "Indenture" means this Indenture, as amended or supplemented from time to time in accordance with the terms hereof.

         "Independent Advisor" means a reputable accounting, appraisal or nationally recognized investment banking, engineering or consulting firm which:
(a) does not, and whose directors, officers and employees or Affiliates do not, have a direct or indirect material financial interest in the Issuer, and (b) in the judgment of the Board of Directors of the Issuer, is otherwise disinterested, independent and qualified to perform the task for which it is to be engaged.

         "Initial Notes" has the meaning set forth in the second paragraph of this Indenture.

         "Initial Purchaser" means Jefferies & Company, Inc.

         "Institutional Accredited Investor" means an institution that is an "accredited investor" as that term is defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act.

         "interest" when used with respect to any Note means the amount of all interest accruing on such Note, including any applicable defaulted interest pursuant to Section 2.12 and any Liquidated Damages pursuant to the Registration Rights Agreement.

         "Interest Payment Date" means the stated maturity of an installment of interest on the Notes.

         "Interest Swap Obligation" means the obligations of any Person pursuant to any arrangement with any other Person, whereby, directly or indirectly, such Person is entitled to receive from time to time periodic payments calculated by applying either a floating or a fixed rate of interest on a stated notional amount in exchange for periodic payments made by such other Person calculated by applying a fixed or a floating rate of interest on the same notional amount and shall include, without limitation, interest rate swaps, caps, floors, collars and similar agreements.

         "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended to the date hereof and from time to time hereafter.

         "Investment" means, with respect to any Person, any direct or indirect:
(a) loan, advance or other extension of credit (including, without limitation, a guarantee) or capital contribution (by means of any transfer of cash or other property (valued at the fair market value thereof as of the date of transfer) to others or any payment for property or services for the account or use of others), (b) purchase or acquisition by such Person of any Capital Stock, bonds, notes, debentures or other securities or evidences of Indebtedness issued by, any other Person (whether by merger, consolidation, amalgamation or otherwise and whether or not purchased directly from the issuer of such securities or evidences of Indebtedness), (c) guarantee or assumption of the Indebtedness of any other Person (other than the guarantee or assumption of Indebtedness of such Person or a Restricted Subsidiary of such Person which guarantee or assumption is made in compliance with Section 4.12, and (d) other items that would be classified as investments on a balance sheet of such Person prepared in accordance with GAAP. Notwithstanding the foregoing, "Investment" shall exclude extensions of trade credit by the Issuer and its Restricted Subsidiaries on commercially reasonable terms in accordance with normal trade practices of the Issuer or such Restricted Subsidiary, as the case may be. The amount of any Investment shall not be adjusted for increases or decreases in value, or write-ups, write-downs or write-offs with respect to such Investment. If the Issuer or any Restricted Subsidiary sells or otherwise disposes of any Capital Stock of any Restricted Subsidiary such that, after giving effect to any such sale or disposition, it ceases to be a Subsidiary of the Issuer, the Issuer shall be deemed to have made an Investment on the date of any such sale or disposition equal to the fair market value of the Capital Stock of such Restricted Subsidiary not sold or disposed of.

         "Issue Date" means the date of original issuance of the Initial Notes.

         "Issuer" means the party named as such in the first paragraph of this Indenture until a successor replaces it pursuant to this Indenture and thereafter means such successor.

         "Issuer Properties" means all Properties, and equity, partnership or other ownership interests therein, that are related or incidental to, or used or useful in connection with, the conduct or operation of any business activities of the Issuer or any of its Restricted Subsidiaries, which business activities are not prohibited by the terms of this Indenture.

         "Legal Defeasance" has the meaning set forth in Section 8.01.

         "Legal Holiday" has the meaning provided in Section 10.07.

         "Lien" means any lien, mortgage, deed of trust, pledge, security interest, floating or other charge or encumbrance of any kind (including any conditional sale or other title retention agreement, any lease in the nature thereof and any agreement to give any security interest).

         "Liquidated   Damages"   shall  have  the  meaning  set  forth  in  the
Registration Rights Agreement.

         "Material Change" means an increase or decrease of more than 10% during a fiscal quarter in the discounted future net cash flows (excluding changes that result solely from changes in prices) from proved oil and gas reserves of the Issuer and consolidated Restricted Subsidiaries (before any state or federal income tax); provided, however, that the following will be excluded from the Material Change calculation: (i) any acquisitions during such fiscal quarter of oil and gas reserves that have been estimated by independent petroleum engineers and on which a report or reports exist, (ii) any disposition of properties existing at the beginning of such fiscal quarter that have been disposed of as provided in Section 4.16, and (iii) any reserves added during such fiscal quarter attributable to the drilling or recompletion of wells not included in previous reserve estimates, but which will be included in future quarters.

         "Maturity Date" means March 15, 2003.

         "Moody's" means Moody's Investors Service, Inc. and its successors.

         "Mortgage" means any mortgage, deed of trust, assignment of production, security agreement, fixture filing, guarantee of debts and liabilities, general security agreement, financing statement or other instrument executed and delivered by the Issuer or any Restricted Subsidiary of the Issuer and granting a Lien in favor of the Trustee for the benefit of the Trustee and the Holders, as the same may be amended, supplemented or modified from time to time in accordance with the terms thereof and of this Indenture.

         "Net Cash Proceeds" means, with respect to any Asset Sale, sale, transfer or other disposition, the proceeds in the form of cash or Cash Equivalents including payments in respect of deferred payment obligations when received in the form of cash or Cash Equivalents received by the Issuer or any of its Restricted Subsidiaries from such Asset Sale, sale, transfer or other disposition net of: (a) reasonable out-of-pocket expenses and fees relating to such Asset Sale, sale, transfer or other disposition (including, without limitation, legal, accounting and investment banking fees and sales commissions), (b) taxes paid or payable after taking into account any reduction in consolidated tax liability due to available tax credits or deductions and any tax sharing arrangements, (c) appropriate amounts (determined by the Chief Financial Officer of the Issuer) to be provided by the Issuer or any Restricted Subsidiary, as the case may be, as a reserve, in accordance with GAAP, against any post closing adjustments or liabilities associated with such Asset Sale, sale, transfer or other disposition and retained by the Issuer or any Restricted Subsidiary, as the case may be, after such Asset Sale, sale, transfer or other disposition including, without limitation, pension and other post-employment benefit liabilities, liabilities related to environmental matters and liabilities under any indemnification obligations associated with such Asset Sale, sale, transfer or other disposition (but excluding any payments which, by the terms of the indemnities will not, be made during the term of the Notes), and (d) the aggregate amount of cash and Cash Equivalents so received which is used to retire any then existing Indebtedness (other than Indebtedness under the Notes) of the Issuer or such Restricted Subsidiary which is secured by a Lien on the property subject of the Asset Sale, sale, transfer or other disposition.

         "Net Proceeds Offer" has the meaning set forth in Section 4.16.

         "Net Proceeds Offer Payment Date" has the meaning set forth in Section 4.16.

         "Net Working Capital" means: (a) all current assets of the Issuer and its consolidated Subsidiaries, minus (b) all current liabilities of the Issuer and its consolidated Subsidiaries, except current liabilities included in Indebtedness, in each case as set forth in financial statements of the Issuer prepared in accordance with GAAP.

         "New Cache" means the party named as such in the first paragraph of this Indenture until a successor replaces it pursuant to this Indenture and thereafter means such successor.

         "Non-Collateral Proceeds" has the meaning set forth in Section 4.16.

         "Non-Recourse Indebtedness" with respect to any Person means Indebtedness of such Person for which: (a) the sole legal recourse for collection of principal and interest on such Indebtedness is against the specific property identified in the instruments evidencing or securing such Indebtedness and such property was acquired with the proceeds of such Indebtedness or such Indebtedness was incurred within 90 days after the acquisition of such property, and (b) no other assets of such Person may be realized upon in collection of principal or interest on such Indebtedness; provided, however, that any such Indebtedness shall not cease to be "Non-Recourse Indebtedness" solely as a result of the instrument governing such Indebtedness containing terms pursuant to which such Indebtedness becomes recourse upon: (i) fraud or misrepresentation by the Person in connection with such Indebtedness, (ii) such Person failing to pay taxes or other charges that result in the creation of Liens on any portion of the specific property securing such Indebtedness or failing to maintain any insurance on such property required under the instruments securing such Indebtedness, (iii) the conversion of any of the collateral for such Indebtedness, (iv) such Person failing to maintain any of the collateral for such Indebtedness in the condition required under the instruments securing the Indebtedness, (v) any income generated by the specific property securing such Indebtedness being applied in a manner not otherwise allowed in the instruments securing such Indebtedness, (vi) the violation of any applicable law or ordinance governing hazardous materials or substances or otherwise affecting the environmental condition of the specific property securing the Indebtedness, or (vii) the rights of the holder of such Indebtedness to the specific property becoming impaired, suspended or reduced by any act, omission or misrepresentation of such Person; provided, further, that upon the occurrence of any of the foregoing clauses (i) through (vii) above, any such Indebtedness which shall have ceased to be "Non-Recourse Indebtedness" shall be deemed to have been Indebtedness incurred by such Person at such time.

         "Non-U.S. Person" means a Person who is not a U.S. person, as defined in Regulation S.

         "Notes" means the Initial Notes and the Exchange Notes treated as a single class of securities, as amended or supplemented from time to time in accordance with the terms hereof, that are issued pursuant to this Indenture.

         "Obligations" means all obligations for principal, premium, interest, penalties, fees, indemnifications, reimbursements, damages and other liabilities payable under the documentation governing any Indebtedness.

         "Offering Memorandum" means the confidential Offering Memorandum dated March 27, 1999 of the Issuer relating to the offering of the Notes.

         "Officer" means, with respect to any Person, the Chairman of the Board of Directors, the Chief Executive Officer, the President, any Vice President, the Chief Financial Officer, the Treasurer, the Controller, or the Secretary of such Person, or any other officer designated by the Board of Directors serving in a similar capacity.

         "Officers' Certificate" means a certificate signed by two Officers of the Issuer complying with the requirements of Sections 10.04 and 10.05, as they relate to the giving of an Officers' Certificate.

         "Oil and Gas Assets" means the Crude Oil and Natural Gas Properties and natural gas processing facilities of the Issuer and/or Restricted Subsidiary, except that for purposes of the Issuer's obligation to secure substantially all of its Oil & Gas Assets acquired after the Issue Date, the T-Gas Assets shall be excluded.

         "Opinion of Counsel" means a written opinion addressed to the Trustee from legal counsel who is reasonably acceptable to the Trustee complying with the requirements of Sections 10.04 and 10.05, as they relate to the giving of an Opinion of Counsel.

         "Paying Agent" has the meaning provided in Section 2.03, and includes any additional Paying Agent.

         "Payment Restriction" shall have the meaning set forth in Section 4.13.

         "Permitted Indebtedness" means, without duplication, each of the following: (a) Indebtedness under the Notes, the Exchange Notes, the Private Exchange Notes, if any, this Indenture, the Guarantees and the Security
Documents;  (b)  Interest  Swap  Obligations  of  the  Issuer  or  a  Restricted
Subsidiary covering Indebtedness of the Issuer or any of its Restricted Subsidiaries; provided, however, that such Interest Swap Obligations are entered into to protect the Issuer and its Restricted Subsidiaries from fluctuations in interest rates on Indebtedness incurred in accordance with this Indenture to the extent the notional principal amount of such Interest Swap Obligations does not exceed the principal amount of the Indebtedness to which such Interest Swap Obligation relates; (c) Indebtedness of a Restricted Subsidiary to the Issuer or to a Wholly Owned Restricted Subsidiary for so long as such Indebtedness is held by the Issuer or a Wholly Owned Restricted Subsidiary, in each case subject to no Lien held by a Person other than the Issuer or a Wholly Owned Restricted Subsidiary; provided, however, that if as of any date any Person other than the Issuer or a Wholly Owned Restricted Subsidiary owns or holds any such Indebtedness or holds a Lien in respect of such Indebtedness, such date shall be deemed the incurrence of Indebtedness not constituting Permitted Indebtedness by the issuer of such Indebtedness; (d) Indebtedness of the Issuer to a Wholly Owned Restricted Subsidiary for so long as such Indebtedness is held by a Wholly Owned Restricted Subsidiary, in each case subject to no Lien; provided, however, that (i) any Indebtedness of the Issuer to any Wholly Owned Restricted Subsidiary that is not a Subsidiary Guarantor is unsecured and subordinated, pursuant to a written agreement, to the Issuer's obligations under this Indenture and the Notes and (ii) if as of any date any Person other than a Wholly Owned Restricted Subsidiary owns or holds any such Indebtedness or holds a Lien in respect of such Indebtedness, such date shall be deemed the incurrence of Indebtedness not constituting Permitted Indebtedness by the Issuer; (e) Indebtedness arising from the honoring by a bank or other financial institution of a check, draft or similar instrument inadvertently (except in the case of daylight overdrafts) drawn against insufficient funds in the ordinary course of business; provided, however, that such Indebtedness is extinguished within two Business Days of incurrence; (f) Indebtedness of the Issuer or any of its Restricted Subsidiaries represented by letters of credit for the account of the Issuer or such Restricted Subsidiary, as the case may be, in order to provide security for workers' compensation claims, payment obligations in connection with self-insurance or similar requirements in the ordinary course of business;
(g) Refinancing Indebtedness; (h) Capitalized Lease Obligations of the Issuer outstanding on the Issue Date; (i) Capitalized Lease Obligations and Purchase Money Indebtedness of the Issuer or any of its Restricted Subsidiaries not to exceed $5,000,000 at any one time outstanding; (j) Permitted Operating Obligations; (k) Obligations arising in connection with Crude Oil and Natural Gas Hedge Agreements of the Issuer or a Restricted Subsidiary; (l) Non-Recourse Indebtedness; (m) Indebtedness under Currency Agreements; provided, however, that in the case of Currency Agreements which relate to Indebtedness, such Currency Agreements do not increase the Indebtedness of the Issuer and its Restricted Subsidiaries outstanding other than as a result of fluctuations in foreign currency exchange rates or by reason of fees, indemnities and compensation payable thereunder; (n) additional Indebtedness of the Issuer or any of its Restricted Subsidiaries in an aggregate principal amount at any time outstanding not to exceed the greater of (i) $5,000,000 or (ii) 2.5% of Adjusted Consolidated Net Tangible Assets; and (o) Indebtedness, including, but not limited to, the Series D Notes, outstanding on the Issue Date (to the extent not repaid with the proceeds of the sale of the Notes).

         "Permitted Industry Investments" means: (a) capital expenditures, including, without limitation, acquisitions of Issuer Properties and interests therein; (b) (i) entry into operating agreements, joint ventures, working interests, royalty interests, mineral leases, unitization agreements, pooling arrangements or other similar or customary agreements, transactions, properties, interests or arrangements, and Investments and expenditures in connection therewith or pursuant thereto, in each case made or entered into in the ordinary course of the oil and gas business, and (ii) exchanges of Issuer Properties for other Issuer Properties of at least equivalent value as determined in good faith by the Board of Directors of the Issuer; and (c) Investments of operating funds on behalf of co-owners of Crude Oil and Natural Gas Properties of the Issuer or the Subsidiaries pursuant to joint operating agreements.

         "Permitted Investments" means: (a) Investments by the Issuer or any Restricted Subsidiary in any Person that is or will become immediately after such Investment a Restricted Subsidiary or that will merge or consolidate into the Issuer or a Restricted Subsidiary that is not subject to any Payment Restriction; (b) Investments in the Issuer by any Restricted Subsidiary; provided, however, that any Indebtedness evidencing any such Investment held by a Restricted Subsidiary that is not a Subsidiary Guarantor is unsecured and subordinated, pursuant to a written agreement, to the Issuer's obligations under the Notes and this Indenture; (c) investments in cash and Cash Equivalents; (d) Investments made by the Issuer or its Restricted Subsidiaries as a result of consideration received in connection with an Asset Sale made in compliance with
Section 4.16; and (e) Permitted Industry Investments.

         "Permitted Liens" means each of the following types of Liens: (a) Liens arising under this Indenture or the Security Documents; (b) Liens securing the Notes and the Guarantees; (c) Liens for taxes, assessments or governmental charges or claims either (i) not delinquent or (ii) contested in good faith by appropriate proceedings and as to which the Issuer or a Restricted Subsidiary, as the case may be, shall have set aside on its books such reserves as may be required pursuant to GAAP; (d) statutory and contractual Liens of landlords to secure rent arising in the ordinary course of business to the extent such Liens relate only to the tangible property of the lessee which is located on such property and Liens of carriers, warehousemen, mechanics, builders, suppliers, materialmen, repairmen and other Liens imposed by law incurred in the ordinary course of business for sums not yet delinquent or being contested in good faith, if such reserve or other appropriate provision, if any, as shall be required by GAAP shall have been made in respect thereof; (e) Liens incurred or deposits made in the ordinary course of business: (i) in connection with workers' compensation, unemployment insurance and other types of social security, including any Lien securing letters of credit issued in the ordinary course of business consistent with past practice in connection therewith, or (ii) to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids, leases, government contracts, performance and return-of-money bonds and other similar obligations (exclusive of obligations for the payment of borrowed money); (f) easements, rights-of-way, zoning restrictions, restrictive covenants, minor imperfections in title and other similar charges or encumbrances in respect of real property not interfering in any material respect with the ordinary conduct of the business of the Issuer or any of its Restricted Subsidiaries; (g) any interest or title of a lessor under any Capitalized Lease Obligation; provided that such Liens do not extend to any property or assets which is not leased property subject to such Capitalized Lease Obligation; (h) Liens securing reimbursement obligations with respect to commercial letters of credit which encumber documents and other property relating to such letters of credit and products and proceeds thereof; (i) Liens encumbering deposits made to secure obligations arising from statutory, regulatory, contractual, or warranty requirements of the Issuer or any of its Restricted Subsidiaries, including rights of offset and set-off; (j) Liens securing Interest Swap Obligations which Interest Swap Obligations relate to Indebtedness that is otherwise permitted under this Indenture and Liens securing Crude Oil and Natural Gas Hedge Agreements; (k) Liens on pipeline or pipeline facilities, Hydrocarbons or properties and assets of the Issuer and its Subsidiaries which arise out of operation of law; (l) royalties, overriding royalties, revenue interests, net revenue interests, net profit interests, revisionary interests, production payments, production sales contracts, operating agreements and other similar interests, properties, arrangements and agreements, all as ordinarily exist with respect to Properties and assets of the Issuer and its Subsidiaries or otherwise as are customary in the oil and gas business; (m) with respect to any Properties and assets of the Issuer and its Subsidiaries, Liens arising under, or in connection with, or related to, farm-out, farm-in, joint operation, area of mutual interest agreements and/or other similar or customary arrangements, agreements or interests that the Issuer or any Subsidiary determines in good faith to be necessary for the economic development of such Property; (n) any (i) interest or title of a lessor or sublessor under any lease, (ii) restriction or encumbrance that the interest or title of such lessor or sublessor may be subject to (including, without limitation, ground leases or other prior leases of the demised premises, mortgages, mechanics' Liens, builders' Liens, tax Liens, and easements), or (iii) subordination of the interest of the lessee or sublessee under such lease to any restrictions or encumbrance referred to in the preceding clause (ii); (o) Liens in favor of collecting or payor banks having a right of setoff, revocation, refund or chargeback with respect to money or instruments of the Issuer or any Restricted Subsidiary on deposit with or in possession of such bank; (p) Liens securing Non-recourse Indebtedness; (q) judgment and attachment Liens not giving rise to an Event of Default; (r) Liens securing Acquired Indebtedness not to exceed $10,000,000 in the aggregate at any one time outstanding incurred in accordance with Section 4.12; provided, however, that (i) such Liens secured such Acquired Indebtedness at the time of and prior to the incurrence of such Acquired Indebtedness by the Issuer or a

Restricted Subsidiary and were not granted in connection with, or in anticipation of, the incurrence of such Acquired Indebtedness by the Issuer or a Restricted Subsidiary and (ii) such Liens do not extend to or cover any property or assets of the Issuer or of any of its Restricted Subsidiaries other than the property or assets that secured the Acquired Indebtedness prior to the time such Indebtedness became Acquired Indebtedness of the Issuer or a Restricted Subsidiary and are no more favorable to the lienholders than those securing the Acquired Indebtedness prior to the incurrence of such Acquired Indebtedness by the Issuer or a Restricted Subsidiary; and (s) Liens existing on the Issue Date (other than to the extent such Liens secure Indebtedness being repaid with the proceeds of the Notes) and Liens securing Refinancing Indebtedness which is incurred to Refinance any Indebtedness permitted under this Indenture and which has been incurred in accordance with the provisions of this Indenture; provided, however, that with respect to such Liens that already secure such Indebtedness being Refinanced, such Liens (i) are no less favorable to the Holders and are not more favorable to the lienholders with respect to such Liens than the Liens in respect of the Indebtedness being Refinanced and (ii) do not extend to or cover any new or additional property or assets, and with respect to such Liens that are newly created, (A) such Liens are expressly junior to the Liens securing the Notes, (B) such Refinancing results in an improvement on a pro forma basis in the Issuer's Consolidated EBITDA Coverage Ratio, and (C) the instruments creating such Liens expressly subject the foreclosure rights of the holders of the Indebtedness being Refinanced to a stand-still of not less than 179 days.

         "Permitted Operating Obligations" means Indebtedness of the Issuer or any Restricted Subsidiary in respect of one or more standby letters of credit, bid, performance or surety bonds, or other reimbursement obligations, issued for the account of, or entered into by, the Issuer or any Restricted Subsidiary in the ordinary course of business (excluding obligations related to the purchase by the Issuer or any Restricted Subsidiary of Hydrocarbons for which the Issuer or such Restricted Subsidiary has contracts to sell), or in lieu of any thereof or in addition to any thereto, guarantees and letters of credit supporting any such obligations and Indebtedness (in each case, other than for an obligation for borrowed money, other than borrowed money represented by any such letter of credit, bid, performance or surety bond, or reimbursement obligation itself, or any guarantee and letter of credit related thereto).

         "Person" means an individual, partnership, corporation, unincorporated organization, limited liability company, trust, estate, or joint venture, or a governmental agency or political subdivision thereof.

         "Physical Notes" has the meaning provided in Section 2.01.

         "Plan of Liquidation" means, with respect to any Person, a plan (including by operation of law) that provides for, contemplates or the
effectuation   of  which  is  preceded  or   accompanied   by  (whether  or  not
substantially contemporaneously) (i) the sale, lease, conveyance or other disposition of all or substantially all of the assets of such Person otherwise than as an entirety or substantially as an entirety and (ii) the distribution of all or substantially all of the proceeds of such sale, lease, conveyance or other disposition and all or substantially all of the remaining assets of such Person to holders of Capital Stock of such Person.

         "Pledge Agreement" means those certain Security Agreements (Pledge) dated as of the Issue Date pursuant to which the Capital Stock of Grey Wolf owned by the Issuer and/or the Restricted Subsidiaries of the Issuer is pledged to the Trustee for the benefit of the Holders, as the same may be amended, modified or supplemented from time to time.

         "Preferred Stock" of any Person means any Capital Stock of such Person that has preferential rights to any other Capital Stock of such Person with respect to dividends or redemptions or upon liquidation.

         "principal" of any Indebtedness (including the Notes) means the principal amount of such Indebtedness plus the premium, if any, on such Indebtedness.

         "Private Exchange Notes" has the meaning set forth in the Registration Rights Agreement.

         "Private Placement Legend" means the legend initially set forth on the Notes in the form set forth in Section 2.15.

         "pro forma" means, with respect to any calculation made or required to be made pursuant to the terms of this Indenture, a calculation in accordance with Article 11 of Regulation S-X under the Securities Act, as determined by the Board of Directors of the Issuer in consultation with its independent public accountants.

         "Property" means, with respect to any Person, any interests of such Person in any kind of property or asset, whether real, personal or mixed, or tangible or intangible, including, without limitation, Capital Stock, partnership interests and other equity or ownership interests in any other Person.

         "Purchase Money Indebtedness" means Indebtedness the net proceeds of which are used to finance the cost (including the cost of construction) of property or assets acquired in the normal course of business by the Person incurring such Indebtedness.

         "Qualified   Capital  Stock"  means  any  Capital  Stock  that  is  not
Disqualified Capital Stock.

         "Qualified Institutional Buyer" or "QIB" shall have the meaning specified in Rule 144A under the Securities Act.

         "Record Date" means the Record Dates specified in the Notes.

         "Redemption Date," when used with respect to any Note to be redeemed, means the date fixed for such redemption pursuant to this Indenture and the Notes.

         "Redemption Price," when used with respect to any Note to be redeemed, means the price fixed for such redemption, including principal and premium, if any, pursuant to this Indenture and the Notes.

         "Reference Date" has the meaning set forth in Section 4.10.

         "Refinance" means, in respect of any security or Indebtedness, to refinance, extend, renew, refund, repay, prepay, redeem, defease or retire, or to issue a security or Indebtedness in exchange or replacement for, such security or Indebtedness in whole or in part. "Refinanced" and "Refinancing" shall have correlative meanings.

         "Refinancing Indebtedness" means any Refinancing by the Issuer or any Restricted Subsidiary of the Issuer of Indebtedness incurred in accordance with
Section 4.12 (other than  pursuant to clause (b),  (c), (d), (e), (f), (i), (j),
(k), (m) or (n) of the definition of Permitted Indebtedness), in each case that does not: (1) result in an increase in the aggregate principal amount of Indebtedness of such Person as of the date of such proposed Refinancing (plus the amount of any premium required to be paid under the terms of the instrument governing such Indebtedness and plus the amount of reasonable expenses incurred by the Issuer and its Restricted Subsidiaries in connection with such Refinancing), or (2) create Indebtedness with (A) a Weighted Average Life to Maturity that is less than the Weighted Average Life to Maturity of the Indebtedness being Refinanced or (B) a final maturity earlier than the final maturity of the Indebtedness being Refinanced; provided, however, that (a) if such Indebtedness being Refinanced is Indebtedness of the Issuer or a Subsidiary Guarantor, then such Refinancing Indebtedness shall be Indebtedness solely of the Issuer and/or such Subsidiary Guarantor and (b) if such Indebtedness being Refinanced is subordinate or junior to the Notes or a Guarantee, then such Refinancing Indebtedness shall be subordinate to the Notes or such Guarantee, as the case may be, at least to the same extent and in the same manner as the Indebtedness being Refinanced.

         "Registrar" has the meaning provided in Section 2.03.

         "Registration Rights Agreement" means the Registration Rights Agreement dated the Issue Date between the Issuer and the Initial Purchaser.

         "Regulation S" means Regulation S under the Securities Act.

         "Related Person" of any Person means any other Person directly or indirectly owning 10% or more of the outstanding voting Common Stock of such Person (or, in the case of a Person that is not a corporation, 10% or more of the equity interest in such Person).

         "Released Interests" has the meaning provided in Section 12.04.

         "Replacement Assets" has the meaning provided in Section 4.16.

         "Restricted Payment" shall have the meaning set forth in Section 4.10.

         "Restricted Security" has the meaning assigned to such term in Rule 144(a)(3) under the Securities Act; provided, however, that the Trustee shall be entitled to request and conclusively rely on an Opinion of Counsel with respect to whether any Note constitutes a Restricted Security.

         "Restricted Subsidiary" means any Subsidiary of the Issuer (including, without limitation, Canadian Abraxas, New Cache and Sandia) that has not been designated by the Board of Directors of the Issuer, by a Board Resolution delivered to the Trustee, as an Unrestricted Subsidiary pursuant to and in compliance with Section 4.14. Any such designation may be revoked by a Board Resolution of the Issuer delivered to the Trustee, subject to the provisions of such Section.

         "Rule 144A" means Rule 144A under the Securities Act.

         "S&P" means Standard & Poor's Rating Services, a division of The McGraw Hill Companies, Inc., and its successors.

         "Sale and Leaseback Transaction" means any direct or indirect arrangement with any Person or to which any such Person is a party, providing for the leasing to the Issuer or a Restricted Subsidiary of any Property, whether owned by the Issuer or any Restricted Subsidiary at the Issue Date or later acquired which has been or is to be sold or transferred by the Issuer or such Restricted Subsidiary to such Person or to any other Person from whom funds have been or are to be advanced by such Person on the security of such Property.

         "Sandia" means the party named as such in the first paragraph of this Indenture until a successor replaces it pursuant to this Indenture and thereafter such successor.

         "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations of the Commission promulgated thereunder.

         "Security Documents" means, collectively, the Mortgages, the Pledge Agreement and all security agreements, mortgages, deeds of trust, collateral assignments or other instruments evidencing or creating any security interests in favor of the Trustee in all or any portion of the Collateral, in each case as amended, supplemented or modified from time to time in accordance with their terms and the terms of this Indenture.

         "Series D Notes" means the $275,000,000 112 Senior Notes due 2004, Series D of the Issuer and Canadian Abraxas.

         "Stated Maturity Date" means March 15, 2003.

         "Subordinated Indebtedness" means Indebtedness of the Issuer or a Subsidiary Guarantor that is subordinated or junior in right of payment to the Notes, the relevant Guarantee and the Security Documents, as applicable, pursuant to a written agreement to that effect.

         "Subsidiary," with respect to any Person, means: (a) any corporation of which the outstanding Capital Stock having at least a majority of the votes entitled to be cast in the election of directors under ordinary circumstances shall at the time be owned, directly or indirectly, by such Person, or (b) any other Person of which at least a majority of the voting interests under ordinary circumstances is at the time, directly or indirectly, owned by such Person.

         "Subsidiary Guarantor" means Canadian Abraxas, New Cache, Sandia and each of the Issuer's Restricted Subsidiaries that in the future executes a supplemental indenture in which such Restricted Subsidiary agrees to be bound by the terms of this Indenture as a Subsidiary Guarantor; provided, however, that any Person constituting a Subsidiary Guarantor as described above shall cease to constitute a Subsidiary Guarantor when its Guarantee is released in accordance with the terms of this Indenture.

         "Surviving Entity" shall have the meaning set forth in Section 5.01.

         "T-Gas Assets" means (i) those certain oil and gas leasehold rights and interests in Sweetwater and Carbon Counties, Wyoming, conveyed by Dalen Resources Oil & Gas Co., as assignor, to Tgas Investments, L.L.C., by that certain Assignment of Oil and Gas Leases with Reservation of Production Payment dated effective August 1, 1995, as amended, the same interests being covered by that certain Option to Purchase Oil and Gas Interests dated August 25, 1995, between Tgas Investments, L.L.C., and Dalen Resources Oil & Gas Co., as amended, said option now being held by the Issuer and/or Abraxas Wamsutter L.P.; and (ii) those certain Credit Payments respecting tax credits to be made by Tgas Investments, L.L.C. to Dalen Resources Oil & Gas Co. in that certain Purchase and Sale Agreement dated August 1, 1995, as amended, evidenced by a Promissory Note (Recourse) dated effective August 25, 1995, from Tgas Investments, L.L.C., to Dalen Resources Oil & Gas Co., as renewed and amended, now held by the Issuer.

         "TIA" means the Trust Indenture Act of 1939 (15 U.S.C. " 77aaa-77bbbb), as amended, as in effect on the date of this Indenture, except as otherwise provided in Section 9.03.

         "Trust Officer" means any officer or assistant officer within the Corporate Trust Office of the Trustee (or any successor group of the Trustee) assigned by the Trustee or successor Trustee to administer this Indenture, or in the case of a successor trustee, an officer assigned to the department, division or group performing the corporation trust work of such successor and assigned to administer this Indenture.

         "Trustee" means the party named as such in this Indenture until a successor replaces it in accordance with the provisions of Article Seven of this Indenture and thereafter means such successor.

         "Trust  Moneys"  means  all cash or Cash  Equivalents  received  by the
Trustee: (a) upon the release of Collateral from the Lien of this Indenture and the Security Documents, including investment earnings thereon; or (b) pursuant to the provisions of any Mortgage; or (c) as proceeds of any other sale or other disposition of all or any part of the Collateral by or on behalf of the Trustee or any collection, recovery, receipt, appropriation or other realization of or from all or any part of the Collateral pursuant to this Indenture or any of the Security Documents or otherwise; or (d) for application under this Indenture as provided for in this Indenture or the Security Documents, or whose disposition is not elsewhere specifically provided for in this Indenture or in the Security Documents; provided, however, that Trust Moneys shall not include any property deposited with the Trustee pursuant to any Change of Control Offer, Net Proceeds Offer or redemption or defeasance of any Notes.

         "U.S.   Government   Obligations"  mean  direct   obligations  of,  and
obligations guaranteed by, the United States of America for the payment of which the full faith and credit of the United States of America is pledged.

         "U.S. Legal Tender" means such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts.

         "Unrestricted Subsidiary" means any Subsidiary of the Issuer designated as such pursuant to and in compliance with Section 4.14; provided, however, that Unrestricted Subsidiaries shall initially include Western and Grey Wolf, to the extent, if any, it now or hereafter constitutes a "Subsidiary". Any such designation may be revoked by a Board Resolution of the Issuer delivered to the Trustee, subject to the provisions of such Section 4.14.

         "Valuation Date" has the meaning provided in Section 12.04.

         "Weighted Average Life to Maturity" means, when applied to any Indebtedness at any date, the number of years obtained by dividing: (a) the then outstanding aggregate principal amount of such Indebtedness into (b) the sum of the total of the products obtained by multiplying: (i) the amount of each then remaining installment, sinking fund, serial maturity or other required payment of principal, including payment at final maturity, in respect thereof, by (ii) the number of years (calculated to the nearest one-twelfth) which will elapse between such date and the making of such payment.

         "Western"  means  Western  Associated  Energy   Corporation,   a  Texas
Corporation.

         "Wholly Owned Restricted Subsidiary" means any Restricted Subsidiary of which all the outstanding voting securities normally entitled to vote in the election of directors are owned by the Issuer or another Wholly Owned Restricted Subsidiary.

         SECTION 1.02.  Incorporation by Reference of TIA.

         Whenever this Indenture refers to a provision of the TIA, such provision is incorporated by reference in, and made a part of, this Indenture. The following TIA terms used in this Indenture have the following meanings:

         "indenture securities" means the Notes.

         "indenture security holder" means a Holder.

         "indenture to be qualified" means this Indenture.

         "indenture trustee" or "institutional trustee" means the Trustee.

         "obligor" on the indenture securities means the Issuer, any Subsidiary Guarantor or any other obligor on the Notes.

         All other TIA terms used in this Indenture that are defined by the TIA, defined by TIA reference to another statute or defined by Commission rule and not otherwise defined herein have the meanings assigned to them therein.

         SECTION 1.03.  Rules of Construction.

         Unless the context otherwise requires:

                  (1)      a term has the meaning assigned to it;

                  (2) an accounting term not otherwise defined has the meaning assigned to it in accordance with GAAP of any date of determination;

                  (3)      "or" is not exclusive;

                  (4) words in the singular include the plural, and words in the plural include the singular;

                  (5) "herein," "hereof" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision; and

                  (6) any reference to a statute, law or regulation means that statute, law or regulation as amended and in effect from time to time and includes any successor statute, law or regulation; provided, however, that any reference to the Bankruptcy Law shall mean the Bankruptcy Law as applicable to the relevant case.

                                   ARTICLE TWO

                                    THE NOTES

         SECTION 2.01.  Principal Amount; Form and Dating.

         (a)      Principal Amount.

         The aggregate principal amount of Notes which may be issued, executed, authenticated and outstanding under this Indenture is $63,500,000.

         (b)      Form and Dating.

         The Initial Notes and the Trustee's certificate of authentication relating thereto shall be substantially in the form of Exhibit A hereto. The Exchange Notes and the Trustee's certificate of authentication relating thereto shall be substantially in the form of Exhibit B hereto. The Notes may have notations, legends or endorsements required by law, stock exchange rule or depository rule or usage. The Issuer and the Trustee shall approve the form of the Notes and any notation, legend or endorsement on them. Each Note shall be dated the date of its issuance and shall show the date of its authentication. Each Note shall have an executed Guarantee endorsed thereon substantially in the form of Exhibit E hereto.

         The terms and provisions contained in the Notes, annexed hereto as Exhibits A and B, shall constitute, and are hereby expressly made, a part of this Indenture and, to the extent applicable, the Issuer and the Trustee, by their execution and delivery of this Indenture, expressly agree to such terms and provisions and to be bound thereby.

         Notes offered and sold in reliance on Rule 144A, Notes offered and sold to institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) and Notes offered and sold in reliance on Regulation S shall be issued initially in the form of one or more permanent global Notes in registered form, substantially in the form set forth in Exhibit A (the "Global Notes"), deposited with the Trustee, as custodian for the Depository, duly executed by the Issuer (and having an executed Guarantee endorsed thereon) and authenticated by the Trustee as hereinafter provided and shall bear the legend set forth in Section 2.15. The aggregate principal amount of the Global Notes may from time to time be increased or decreased by adjustments made on the records of the Trustee, as custodian for the Depository, as hereinafter provided. Notes issued in exchange for interests in a Global Note pursuant to Section 2.16 may be issued in the form of permanent certificated Notes in registered form in substantially the form set forth in Exhibit A (the "Physical Notes").

         SECTION 2.02. Execution and Authentication; Aggregate Principal Amount.

         Two Officers, or an Officer and an Assistant Secretary of the Issuer and each Subsidiary Guarantor, shall sign, or one Officer shall sign and one Officer or an Assistant Secretary (each of whom shall, in each case, have been duly authorized by all requisite corporate actions) shall attest to, the Notes for the Issuer and the Guarantees for the Subsidiary Guarantors by manual or facsimile signature.

         If an Officer or Assistant Secretary whose signature is on a Note or a Guarantee was an Officer or Assistant Secretary at the time of such execution but no longer holds that office or position at the time the Trustee authenticates the Note, the Note shall nevertheless be valid.

         A Note shall not be valid until an authorized signatory of the Trustee manually signs the certificate of authentication on the Note. The signature shall be conclusive evidence that the Note has been authenticated under this Indenture.

         The Trustee upon receipt of a written order in the form of an Officers' Certificate shall authenticate (i) Initial Notes for original issue in the aggregate principal amount not to exceed $63,500,000 and (ii) Exchange Notes from time to time for issue only in exchange for a like principal amount of Initial Notes or (iii) Private Exchange Notes, in each case upon a written order of the Issuer in the form of an Officers' Certificate of the Issuer. Each such written order shall specify the amount of Notes to be authenticated and the date on which the Notes are to be authenticated, whether the Notes are to be Initial Notes or Exchange Notes and whether the Notes are to be issued as Physical Notes or Global Notes or such other information as the Trustee may reasonably request. In addition, with respect to authentication pursuant to clauses (ii) or (iii) of the first sentence of this paragraph, the first such written order from the Issuer shall be accompanied by an Opinion of Counsel of the Issuer in a form reasonably satisfactory to the Trustee stating that the issuance of the Exchange Notes or Private Exchange Notes, as the case may be, does not give rise to an Event of Default, complies with this Indenture and has been duly authorized by the Issuer. The aggregate principal amount of Notes outstanding at any time may not exceed $63,500,000, except as provided in Sections 2.07 and 2.08.

         The Trustee may appoint an authenticating agent (the "Authenticating Agent") reasonably acceptable to the Issuer to authenticate Notes. Unless otherwise provided in the appointment, an Authenticating Agent may authenticate Notes whenever the Trustee may do so. Each reference in this Indenture to authentication by the Trustee includes authentication by such Authenticating Agent. An Authenticating Agent has the same rights as an Agent to deal with the Issuer or with any Affiliate of the Issuer.

         The Notes shall be issuable in fully registered form only, without coupons, in denominations of $1,000 and any integral multiple thereof.


         SECTION 2.03.  Registrar and Paying Agent.

         The Issuer shall maintain an office or agency where (a) Notes may be presented or surrendered for registration of transfer or for exchange
("Registrar") which shall be the Corporate Trust Office, (b) Notes may be presented or surrendered for payment ("Paying Agent") which shall initially be the Norwest Corporate Trust c/o The Depository Trust Company, First Floor, TADS Department, 55 Water Street, New York, New York 10041, and (c) notices and demands to or upon the Issuer in respect of the Notes and this Indenture or to or upon the Subsidiary Guarantors in respect of their Guarantee and this Indenture may be served which shall be the office of the Paying Agent or the Corporate Trust Office. The Registrar shall keep a register of the Notes and of their transfer and exchange. The Issuer, upon prior written notice to the Trustee, may have one or more co-Registrars and one or more additional Paying Agents reasonably acceptable to the Trustee. The Issuer may act as its own Paying Agent, except that for the purposes of payments on the Notes pursuant to Sections 4.15 and 4.16, neither the Issuer nor any Affiliate of the Issuer may act as Paying Agent; provided that any such co-Registrar or Paying Agent shall deliver a certificate to the Trustee certifying that it agrees to perform its duties in accordance with the procedures established by the Trustee and with the terms of this Indenture.

         The Issuer shall enter into an appropriate agency agreement with any Agent not a party to this Indenture, which agreement shall incorporate the provisions of the TIA and implement the provisions of this Indenture that relate to such Agent. The Issuer shall notify the Trustee, in advance, of the name and address of any such Agent. If the Issuer fails to maintain a Registrar or Paying Agent, or fail to give the foregoing notice, the Trustee shall act as such.

         The Issuer and the Subsidiary Guarantors initially appoint the Trustee as Registrar, Paying Agent and agent for service of demands and notices in connection with the Notes and the Guarantees, until such time as the Trustee has resigned or a successor has been appointed. Any of the Registrar, the Paying Agent or any other agent may resign upon 30 days' notice to the Issuer.

         SECTION 2.04.  Paying Agent To Hold Assets in Trust.

         The Issuer shall require each Paying Agent other than the Trustee to agree in writing that such Paying Agent shall hold in trust for the benefit of the Holders or the Trustee all assets held by the Paying Agent for the payment of principal of, premium, if any, or interest on, the Notes (whether such assets have been distributed to it by the Issuer or any other obligor on the Notes), and the Issuer and the Paying Agent shall notify the Trustee of any Default by the Issuer (or any other obligor on the Notes) in making any such payment. The Issuer at any time may require a Paying Agent to distribute all assets held by it to the Trustee and account for any assets disbursed and the Trustee may at any time during the continuance of any payment Default, upon written request to a Paying Agent, require such Paying Agent to distribute all assets held by it to the Trustee and to account for any assets distributed. Upon distribution to the Trustee of all assets that shall have been delivered by the Issuer to the Paying Agent, the Paying Agent shall have no further liability for such assets.

         SECTION 2.05.  Holder Lists.

         The Trustee shall preserve in as current a form as is reasonably practicable the most recent list available to it of the names and addresses of the Holders. If the Trustee is not the Registrar, the Issuer shall furnish or cause the Registrar to furnish to the Trustee before each Record Date and at such other times as the Trustee may request in writing a list as of such date and in such form as the Trustee may reasonably require of the names and addresses of the Holders, which list may be conclusively relied upon by the Trustee.

         SECTION 2.06.  Transfer and Exchange.

         When Notes are presented to the Registrar or a co-Registrar with a request to register the transfer of such Notes or to exchange such Notes for an equal principal amount of Notes or other authorized denominations, the Registrar or co-Registrar shall register the transfer or make the exchange as requested if its requirements for such transaction are met; provided, however, that the Notes presented or surrendered for registration of transfer or exchange shall be duly endorsed or accompanied by a written instrument of transfer in form satisfactory to the Issuer, the Trustee and the Registrar or co-Registrar, duly executed by the Holder thereof or his attorney duly authorized in writing. To permit registration of transfers and exchanges, the Issuer shall execute and the Trustee shall authenticate Notes and the Subsidiary Guarantors shall execute Guarantees thereon at the Registrar's or co-Registrar's request. No service charge shall be made for any registration of transfer or exchange, but the Issuer may require payment of a sum sufficient to cover any transfer tax, fee or similar governmental charge payable in connection therewith (other than any such transfer taxes or similar governmental charge payable upon exchanges or transfers pursuant to Sections 2.10, 3.04, 4.15, 4.16 or 9.05, in which event the Issuer shall be responsible for the payment of such taxes).

         The Registrar or co-Registrar shall not be required to register the transfer of or exchange of any Note (i) during a period beginning at the opening of business 15 days before the mailing of a notice of redemption of Notes and ending at the close of business on the day of such mailing and (ii) selected for redemption in whole or in part pursuant to Article Three, except the unredeemed portion of any Note being redeemed in part.

         Any Holder of a beneficial interest in a Global Note shall, by acceptance of such Global Note, agree that transfers of beneficial interests in such Global Note may be effected only through a book entry system maintained by the Holder of such Global Note (or its agent), and that ownership of a beneficial interest in the Note shall be required to be reflected in a book entry system.

         SECTION 2.07.  Replacement Notes.

         If a mutilated Note is surrendered to the Trustee or if the Holder of a Note claims that the Note has been lost, destroyed or wrongfully taken and submits evidence thereof satisfactory to the Trustee, the Issuer shall issue and the Trustee, upon receipt of a written order in the form of an Officers' Certificate, shall authenticate a replacement Note and the Subsidiary Guarantors shall execute a Guarantee thereon if the Trustee's requirements are met. If required by the Trustee or the Issuer, such Holder must provide an indemnity bond or other indemnity of reasonable tenor, sufficient in the reasonable judgment of the Issuer, the Subsidiary Guarantors and the Trustee, to protect the Issuer, the Subsidiary Guarantors, the Trustee or any Agent from any loss which any of them may suffer if a Note is replaced. Every replacement Note shall constitute an additional obligation of the Issuer and the Subsidiary Guarantors.

         SECTION 2.08.  Outstanding Notes.

         Notes outstanding at any time are all the Notes that have been authenticated by the Trustee except those canceled by it, those delivered to it for cancellation and those described in this Section as not outstanding. Subject to the provisions of Section 2.09, a Note does not cease to be outstanding because the Issuer or any of its Affiliates holds the Note.

         If a Note is replaced pursuant to Section 2.07 (other than a mutilated Note surrendered for replacement), it ceases to be outstanding unless the Trustee receives proof satisfactory to it that the replaced Note is held by a bona fide purchaser. A mutilated Note ceases to be outstanding upon surrender of such Note and replacement thereof pursuant to Section 2.07.

         If on a Redemption Date or the Maturity Date, the Paying Agent holds U.S. Legal Tender or U.S. Government Obligations sufficient to pay all of the principal, premium, if any, and interest due on the Notes payable on that date and is not prohibited from paying such money to the Holders thereof pursuant to the terms of this Indenture, then on and after that date such Notes shall be deemed not to be outstanding and interest on them shall cease to accrue.

         SECTION 2.09.  Treasury Notes.

         In determining whether the Holders of the required principal amount of Notes have concurred in any direction, waiver, consent or notice, Notes owned by the Issuer or an Affiliate of the Issuer shall be considered as though they are not outstanding, except that for the purposes of determining whether the Trustee shall be protected in relying on any such direction, waiver or consent, only Notes which a Trust Officer of the Trustee actually knows are so owned shall be so considered. The Issuer shall notify the Trustee, in writing, when it or, to its knowledge, any of its Affiliates repurchases or otherwise acquires Notes, of the aggregate principal amount of such Notes so repurchased or otherwise acquired and such other information as the Trustee may reasonably request and the Trustee shall be entitled to rely thereon.

        SECTION 2.10.  Temporary Notes.

         Until definitive Notes are ready for delivery, the Issuer may prepare and the Trustee shall authenticate temporary Notes upon receipt of a written order of the Issuer in the form of an Officers' Certificate. The Officers' Certificate shall specify the amount of temporary Notes to be authenticated and the date on which the temporary Notes are to be authenticated. Temporary Notes shall be substantially in the form of definitive Notes but may have variations that the Issuer considers appropriate for temporary Notes and so indicate in the Officers' Certificate. Without unreasonable delay, the Issuer shall prepare, the Trustee shall authenticate and the Subsidiary Guarantors shall execute Guarantees on, upon receipt of a written order of the Issuer pursuant to Section 2.02, definitive Notes in exchange for temporary Notes.

         SECTION 2.11.  Cancellation.

         The Issuer at any time may deliver Notes to the Trustee for cancellation. The Registrar and the Paying Agent shall forward to the Trustee any Notes surrendered to them for transfer, exchange or payment. The Trustee, or at the direction of the Trustee, the Registrar or the Paying Agent, and no one else, shall cancel and, at the written direction of the Issuer, shall dispose, in its customary manner, of all Notes surrendered for transfer, exchange, payment or cancellation. Subject to Section 2.07, the Issuer may not issue new Notes to replace Notes that it has paid or delivered to the Trustee for cancellation. If the Issuer shall acquire any of the Notes, such acquisition shall not operate as a redemption or satisfaction of the Indebtedness represented by such Notes unless and until the same are surrendered to the Trustee for cancellation pursuant to this Section 2.11.

         SECTION 2.12.  Defaulted Interest.

         The Issuer will pay interest on overdue principal from time to time on demand at the rate of interest then borne by the Notes. The Issuer shall, to the extent lawful, pay interest on overdue installments of interest (without regard to any applicable grace periods) from time to time on demand at the rate of interest then borne by the Notes. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months, and, in the case of a partial month, the actual number of days elapsed.

         If the Issuer defaults in a payment of interest on the Notes, it shall pay the defaulted interest, plus (to the extent lawful) any interest payable on the defaulted interest, to the Persons who are Holders on a subsequent special record date, which special record date shall be the fifteenth day next preceding the date fixed by the Issuer for the payment of defaulted interest or the next succeeding Business Day if such date is not a Business Day. The Issuer shall notify the Trustee in writing of the amount of defaulted interest proposed to be paid on each Note and the date of the proposed payment (a "Default Interest Payment Date"), and at the same time the Issuer shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such defaulted interest or shall make arrangements satisfactory to the Trustee for such deposit on or prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such defaulted interest as provided in this Section; provided, however, that in no event shall the Issuer deposit monies proposed to be paid in respect of defaulted interest later than 11:00 a.m. New York City time of the proposed Default Interest Payment Date. At least 15 days before the subsequent special record date, the Issuer shall mail (or cause to be mailed) to each Holder, as of a recent date selected by the Issuer, with a copy to the Trustee, a notice that states the subsequent special record date, the Default Interest Payment Date and the amount of defaulted interest, and interest payable on such defaulted interest, if any, to be paid. Notwithstanding the foregoing, any interest which is paid prior to the expiration of the 30-day period set forth in Section 6.01(a) shall be paid to Holders as of the regular record date for the Interest Payment Date for which interest has not been paid. Notwithstanding the foregoing, the Issuer may make payment of any defaulted interest in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Notes may be listed, and upon such notice as may be required by such exchange.

         SECTION 2.13.  CUSIP Number.

         The Issuer in issuing the Notes may use a "CUSIP" number, and, if so, the Trustee shall use the CUSIP number in notices of redemption or exchange as a convenience to Holders; provided, however, that no representation is hereby deemed to be made by the Trustee as to the correctness or accuracy of the CUSIP number printed in the notice or on the Notes, and that reliance may be placed only on the other identification numbers printed on the Notes. The Issuer shall promptly notify the Trustee in writing of any change in the CUSIP number.

         SECTION 2.14.  Deposit of Monies.

         Prior to 11:00 a.m. New York City time on each Interest Payment Date, Maturity Date, Redemption Date, Change of Control Payment Date and Net Proceeds Offer Payment Date, the Issuer shall have deposited with the Paying Agent in immediately available funds money sufficient to make cash payments, if any, due on such Interest Payment Date, Maturity Date, Redemption Date, Change of Control Payment Date and Net Proceeds Offer Payment Date, as the case may be, in a timely manner which permits the Paying Agent to remit payment to the Holders on such Interest Payment Date, Maturity Date, Redemption Date, Change of Control Payment Date and Net Proceeds Offer Payment Date, as the case may be.

         SECTION 2.15.  Restrictive Legends.

         Each Global Note and Physical Note that constitutes a Restricted Security shall bear the following legend (the "Private Placement Legend") on the face thereof until after the third anniversary of the later of the Issue Date and the last date on which the Issuer or any Affiliate of the Issuer was the owner of such Note (or any predecessor security) (or such shorter period of time as permitted by Rule 144(k) under the Securities Act or any successor provision thereunder) (or such longer period of time as may be required under the Securities Act or applicable state securities laws in the opinion of counsel for the Issuer, unless otherwise agreed by the Issuer and the Holder thereof):

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND, ACCORDINGLY, MAY NOT BE OFFERED OR SOLD WITHIN THE UNITED STATES OR TO, OR FOR THE ACCOUNT OR BENEFIT OF, U.S. PERSONS EXCEPT AS SET FORTH BELOW. BY ITS ACQUISITION HEREOF, THE HOLDER (1) REPRESENTS THAT (A) IT IS A "QUALIFIED INSTITUTIONAL BUYER" (AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT) OR (B) IT IS AN "ACCREDITED INVESTOR" (AS DEFINED IN RULE 501(a)(1),
         (2), (3), OR (7) UNDER THE SECURITIES ACT), (AN "ACCREDITED INVESTOR") OR (C) IT IS NOT A U.S. PERSON AND IS ACQUIRING THIS SECURITY IN AN OFFSHORE TRANSACTION IN COMPLIANCE WITH RULE 904 UNDER THE SECURITIES ACT, (2) AGREES THAT IT WILL NOT WITHIN TWO YEARS AFTER THE ORIGINAL ISSUANCE OF THIS SECURITY RESELL OR OTHERWISE TRANSFER THIS SECURITY EXCEPT (A) TO THE ISSUER THEREOF OR ANY SUBSIDIARY THEREOF, (B) INSIDE THE UNITED STATES TO A QUALIFIED INSTITUTIONAL BUYER IN COMPLIANCE WITH RULE 144A UNDER THE SECURITIES ACT, (C) INSIDE THE UNITED STATES TO AN ACCREDITED INVESTOR THAT, PRIOR TO SUCH TRANSFER, FURNISHES (OR HAS FURNISHED ON ITS BEHALF BY A U.S. BROKER-DEALER) TO THE TRUSTEE A SIGNED LETTER CONTAINING CERTAIN REPRESENTATIONS AND AGREEMENTS RELATING TO THE RESTRICTIONS ON TRANSFER OF THIS SECURITY (THE FORM OF WHICH LETTER CAN BE OBTAINED FROM THE TRUSTEE FOR THIS SECURITY), (D) OUTSIDE THE UNITED STATES IN AN OFFSHORE TRANSACTION IN COMPLIANCE WITH RULE 904 UNDER THE SECURITIES ACT (PROVIDED THAT ANY SUCH SALE OR TRANSFER IN CANADA OR TO OR FOR THE BENEFIT OF A CANADIAN RESIDENT MUST BE EFFECTED PURSUANT TO AN EXEMPTION FROM THE PROSPECTUS AND REGISTRATION REQUIREMENTS UNDER APPLICABLE CANADIAN SECURITIES LAWS),
         (E) PURSUANT TO THE EXEMPTION FROM REGISTRATION PROVIDED BY RULE 144 UNDER THE SECURITIES ACT (IF AVAILABLE), OR (F) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT AND (3) AGREES THAT IT WILL GIVE TO EACH PERSON TO WHOM THIS SECURITY IS TRANSFERRED A NOTICE SUBSTANTIALLY TO THE EFFECT OF THIS LEGEND. IN CONNECTION WITH ANY TRANSFER OF THIS SECURITY WITHIN TWO YEARS AFTER THE ORIGINAL ISSUANCE OF THIS SECURITY, IF THE PROPOSED TRANSFEREE IS AN ACCREDITED INVESTOR, THE HOLDER MUST, PRIOR TO SUCH TRANSFER, FURNISH TO THE TRUSTEE AND THE ISSUER SUCH CERTIFICATIONS, LEGAL OPINIONS OR OTHER INFORMATION AS EITHER OF THEM MAY REASONABLY REQUIRE TO CONFIRM THAT SUCH TRANSFER IS BEING MADE PURSUANT TO AN EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT. AS USED HEREIN, THE TERMS "OFFSHORE TRANSACTION," "UNITED STATES" AND "U.S. PERSON" HAVE THE MEANING GIVEN TO THEM BY REGULATION S UNDER THE SECURITIES ACT.

         Each Global Note shall also bear the following legend on the face thereof:

         UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR SECURITIES IN DEFINITIVE FORM, THIS SECURITY MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITORY TO A NOMINEE OF THE DEPOSITORY, OR BY ANY SUCH

         NOMINEE OF THE DEPOSITORY, OR BY THE DEPOSITORY OR NOMINEE OF SUCH SUCCESSOR DEPOSITORY OR ANY SUCH NOMINEE TO A SUCCESSOR DEPOSITORY OR A NOMINEE OF SUCH SUCCESSOR DEPOSITORY. UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY, A NEW YORK CORPORATION ("DTC"), TO THE ISSUER OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC (AND ANY PAYMENT HEREON IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

         TRANSFERS OF THIS GLOBAL SECURITY SHALL BE LIMITED TO TRANSFERS IN WHOLE, BUT NOT IN PART, TO NOMINEES OF CEDE & CO. OR TO A SUCCESSOR THEREOF OR SUCH SUCCESSOR'S NOMINEE AND TRANSFERS OF PORTIONS OF THIS GLOBAL SECURITY SHALL BE LIMITED TO TRANSFERS MADE IN ACCORDANCE WITH THE RESTRICTIONS SET FORTH IN SECTION 2.17 OF THIS INDENTURE.

         SECTION 2.16.  Book-Entry Provisions for Global Security.

         (a) The Global Notes initially shall (i) be registered in the name of the Depository or the nominee of such Depository, (ii) be delivered to the Trustee as custodian for such Depository and (iii) bear legends as set forth in
Section 2.15.

         Members of, or participants in, the Depository ("Agent Members") shall have no rights under this Indenture with respect to any Global Note held on their behalf by the Depository, or the Trustee as its custodian, or under the Global Notes, and the Depository may be treated by the Issuer, the Trustee and any Agent of the Issuer or the Trustee as the absolute owner of such Global Note for all purposes whatsoever. Notwithstanding the foregoing, nothing herein shall prevent the Issuer, the Trustee or any Agent of the Issuer or the Trustee from giving effect to any written certification, proxy or other authorization furnished by the Depository or impair, as between the Depository and its Agent Members, the operation of customary practices governing the exercise of the rights of a Holder of any Note.

         (b) Transfers of a Global Note shall be limited to transfers in whole, but not in part, to the Depository, its successors or their respective nominees. Interests of beneficial owners in a Global Note may be transferred or exchanged for Physical Notes in accordance with the rules and procedures of the Depository and the provisions of Section 2.17. In addition, Physical Notes shall be transferred to all beneficial owners in exchange for their beneficial interests in a Global Note if (i) the Depository notifies the Issuer that it is unwilling or unable to continue as Depository for the Global Notes and a successor depositary is not appointed by the Issuer within 90 days of such notice or (ii) an Event of Default has occurred and is continuing and the Registrar has received a written request from the Depository to issue Physical Notes.

         (c) In connection with any transfer or exchange of a portion of the beneficial interest in a Global Note to beneficial owners pursuant to paragraph
(b), the Registrar shall (if one or more Physical Notes are to be issued) reflect on its books and records the date and a decrease in the principal amount of such Global Note in an amount equal to the principal amount of the beneficial interest in the Global Note to be transferred, and the Issuer shall execute, the Subsidiary Guarantors shall execute Guarantees on, and the Trustee shall authenticate and deliver, one or more Physical Notes of like tenor and amount.

         (d) In connection with the transfer of an entire Global Note to beneficial owners pursuant to paragraph (b), such Global Note shall be deemed to be surrendered to the Trustee for cancellation, and the Issuer shall execute, the Subsidiary Guarantors shall execute Guarantees on and the Trustee shall authenticate and deliver, to each beneficial owner identified by the Depository in exchange for its beneficial interest in the Global Note, an equal aggregate principal amount of Physical Notes of authorized denominations.

         (e) Any Physical Note constituting a Restricted Security delivered in exchange for an interest in a Global Note pursuant to paragraph (b) or (c) shall, except as otherwise provided by paragraphs (a)(i)(x) and (c) of Section 2.17, bear the legend regarding transfer restrictions applicable to the Physical Notes set forth in Section 2.15.

         (f) The Holder of a Global Note may grant proxies and otherwise authorize any Person, including Agent Members and Persons that may hold interests through Agent Members, to take any action which a Holder is entitled to take under this Indenture or the Notes.

         SECTION 2.17.  Special Transfer Provisions.

         (a)  Transfers  to  Non-QIB  Institutional   Accredited  Investors  and
Non-U.S. Persons. The following provisions shall apply with respect to the registration of any proposed transfer of a Note constituting a Restricted Security to any Institutional Accredited Investor which is not a QIB or to any Non-U.S. Person:

                    (i) the Registrar shall register the transfer of any Note constituting a Restricted Security, whether or not such Note bears the Private Placement Legend, if (x) the requested transfer is after the second anniversary of the Issue Date (provided, however, that neither the Issuer nor any Affiliate of the Issuer has held any beneficial interest in such Note, or portion thereof, at any time on or prior to the second anniversary of the Issue Date) or (y) (1) in the case of a transfer to an Institutional Accredited Investor which is not a QIB (excluding Non-U.S. Persons), the proposed transferee has delivered to the Registrar a certificate substantially in the form of Exhibit C hereto or (2) in the case of a transfer to a Non-U.S. Person, the proposed transferor has delivered to the Registrar a certificate substantially in the form of Exhibit D hereto; and

                   (ii) if the proposed transferor is an Agent Member holding a beneficial interest in a Global Note, upon receipt by the Registrar of
         (x) the certificate, if any, required by paragraph (i) above and (y) written instructions given in accordance with the Depository's and the Registrar's procedures,

whereupon (a) the Registrar shall reflect on its books and records the date and (if the transfer does not involve a transfer of outstanding Physical Notes) a decrease in the principal amount of such Global Note in an amount equal to the principal amount of the beneficial interest in the Global Note to be transferred, and (b) the Issuer shall execute, the Subsidiary Guarantors shall execute the Guarantees on and the Trustee shall authenticate and deliver one or more Physical Notes of like tenor and amount.

         (b) Transfers to QIBs. The following provisions shall apply with respect to the registration of any proposed transfer of a Note constituting a Restricted Security to a QIB (excluding transfers to Non-U.S. Persons):

                    (i) the Registrar shall register the transfer if such transfer is being made by a proposed transferor who has checked the box provided for on the form of Note stating, or has otherwise advised the Issuer and the Registrar in writing, that the sale has been made in compliance with the provisions of Rule 144A to a transferee who has signed the certification provided for on the form of Note stating, or has otherwise advised the Issuer and the Registrar in writing, that it is purchasing the Note for its own account or an account with respect to which it exercises sole investment discretion and that it and any such account is a QIB within the meaning of Rule 144A, and is aware that the sale to it is being made in reliance on Rule 144A and acknowledges that it has received such information regarding the Issuer as it has requested pursuant to Rule 144A or has determined not to request such information and that it is aware that the transferor is relying upon its foregoing representations in order to claim the exemption from registration provided by Rule 144A; and

                   (ii) if the proposed transferee is an Agent Member, and the Notes to be transferred consist of Physical Notes which after transfer are to be evidenced by an interest in a Global Note, upon receipt by the Registrar of written instructions given in accordance with the

         Depository's and the Registrar's procedures, the Registrar shall reflect on its books and records the date and an increase in the principal amount of such Global Note in an amount equal to the principal amount of the Physical Notes to be transferred, and the Trustee shall cancel the Physical Notes so transferred.

         (c) Private Placement Legend. Upon the transfer, exchange or replacement of Notes not bearing the Private Placement Legend, the Registrar shall deliver Notes that do not bear the Private Placement Legend. Upon the transfer, exchange or replacement of Notes bearing the Private Placement Legend, the Registrar shall deliver only Notes that bear the Private Placement Legend unless (i) the requested transfer is after the third anniversary of the Issue Date (provided, however, that neither the Issuer nor any Affiliate of the Issuer has held any beneficial interest in such Note, or portion thereof, at any time prior to or on the third anniversary of the Issue Date), or (ii) there is delivered to the Registrar an Opinion of Counsel reasonably satisfactory to the Issuer and the Trustee to the effect that neither such legend nor the related restrictions on transfer are required in order to maintain compliance with the provisions of the Securities Act.

         (d) General. By its acceptance of any Note bearing the Private Placement Legend, each Holder of such a Note acknowledges the restrictions on transfer of such Note set forth in this Indenture and in the Private Placement Legend and agrees that it will transfer such Note only as provided in this Indenture.

         The Registrar shall retain copies of all letters, notices and other written communications received pursuant to Section 2.16 or this Section 2.17. The Issuer shall have the right to inspect and make copies of all such letters, notices or other written communications at any reasonable time during the Registrar's normal business hours upon the giving of reasonable written notice to the Registrar.

         (e) Transfers of Notes Held by Affiliates. Any certificate (i) evidencing a Note that has been transferred to an Affiliate of the Issuer within three years after the Issue Date, as evidenced by a notation on the Assignment
Form for such transfer or in the representation letter delivered in respect thereof or (ii) evidencing a Note that has been acquired from an Affiliate (other than by an Affiliate) in a transaction or a chain of transactions not involving any public offering, shall, until three years after the last date on which the Issuer or any Affiliate of the Issuer was an owner of such Note, in each case, bear a legend in substantially the form set forth in Section 2.15 hereof, unless otherwise agreed by the Issuer (with written notice thereof to the Trustee).

         SECTION 2.18.  Liquidated Damages Under Registration Rights Agreement.

         Under certain circumstances, the Issuer shall be obligated to pay certain liquidated damages to the Holders, all as set forth in Section 4 of the Registration Rights Agreement. The terms thereof are hereby incorporated herein by reference.

                                  ARTICLE THREE

                                   REDEMPTION

         SECTION 3.01.  Notices to Trustee.

         If the Issuer elects to redeem Notes pursuant to Section 3.03, it shall notify the Trustee and the Paying Agent in writing of the Redemption Date and the principal amount of the Notes to be redeemed.

         The Issuer shall give each notice provided for in this Section 3.01 not less than 5, but not more than 30, days (unless a shorter notice period shall be satisfactory to the Trustee, as evidenced in a writing signed on behalf of the Trustee) before the intended mailing date of the Notice of Redemption relating thereto, together with an Officers' Certificate stating that such redemption shall comply with the conditions contained herein and in the Notes.

         SECTION 3.02.  Selection of Notes To Be Redeemed.

         In the event that less than all of the Notes are to be redeemed at any time, selection of such Notes, or portions thereof, for redemption will be made by the Trustee in compliance with the requirements of the principal national securities exchange, if any, on which the Notes are listed or, if the Notes are not then listed on a national securities exchange, on a pro rata basis, by lot or by such other method as the Trustee shall deem fair and appropriate; provided, however, that no Notes of a principal amount of $1,000 or less shall be redeemed in part; and provided, further, that if a partial redemption is made with the proceeds of an Equity Offering, selection of the Notes or portions thereof for redemption shall be made by the Trustee only on a pro rata basis or on as nearly a pro rata basis as is practicable (subject to the procedures of DTC), unless such method is otherwise prohibited. Notice of redemption shall be mailed by first-class mail in accordance with the provisions of Section 3.04. If any Note is to be redeemed in part only, the notice of redemption that relates to such Note shall state the portion of the principal amount thereof to be redeemed. A new Note in a principal amount equal to the unredeemed portion thereof will be issued in the name of the Holder thereof upon cancellation of the original Note. On and after the applicable Redemption Date, interest will cease to accrue on Notes or portions thereof called for redemption as long as the Issuer has deposited with the Paying Agent for the Notes funds in satisfaction of the applicable Redemption Price.

         SECTION 3.03.  Optional Redemption.

         The Notes will be redeemable, at the Issuer's option, in whole at any time or in part from time to time, on and after March 15, 2001 at the following Redemption Prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on March 15 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, thereon to the date of redemption:

                  Year                                Percentage

                  2001................................ 103.000%
                  2002 and thereafter................. 100.000%

         At any time, or from time to time, prior to March 15, 2001, the Issuer may, at its option, use all or a portion of the net cash proceeds of one or more Equity Offerings to redeem up to 35% of the aggregate original principal amount of the Notes at a Redemption Price equal to 112.875 % of the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, thereon to the date of redemption; provided, however, that at least 65% of the aggregate original principal amount of the Notes remains outstanding immediately after giving effect to any such redemption (it being expressly agreed that for purposes of determining whether this condition is satisfied, Notes owned by the Issuer or any of its Affiliates shall be deemed not to be outstanding). In order to effect the foregoing redemption with the proceeds of any Equity Offering, the Issuer shall make such redemption not more than 60 days after the consummation of any such Equity Offering.

         SECTION 3.04.  Notice of Redemption.

         At least 30 days but not more than 60 days before a Redemption Date, the Issuer shall mail or cause to be mailed a notice of redemption by first class mail to each Holder of Notes to be redeemed at its registered address, with a copy to the Trustee and any Paying Agent. At the Issuer's request, the Trustee shall give the notice of redemption in the Issuer's name and at the Issuer's expense.

         Each notice of redemption shall identify (including the CUSIP number) the Notes to be redeemed and shall state:

                  (1) the Redemption Date;

                  (2) the Redemption Price and the amount of accrued interest, if any, to be paid;

                  (3) the name and address of the Paying Agent;

                  (4) the subparagraph of the Notes pursuant to which such redemption is being made;

                  (5) that Notes called for redemption must be surrendered to the Paying Agent to collect the Redemption Price plus accrued interest, if any;

                  (6) that, unless the Issuer defaults in making the redemption payment, interest on Notes or applicable portions thereof called for redemption ceases to accrue on and after the Redemption Date, and the only remaining right of the Holders of such Notes is to receive payment of the Redemption Price plus accrued interest as of the Redemption Date, if any, upon surrender to the Paying Agent of the Notes redeemed;

                  (7) if any Note is being redeemed in part, the portion of the principal amount of such Note to be redeemed and that, after the Redemption Date, and upon surrender of such Note, a new Note or Notes in the aggregate principal amount equal to the unredeemed portion thereof will be issued; and

                  (8) if fewer than all the Notes are to be redeemed, the identification of the particular Notes (or portion thereof) to be redeemed, as well as the aggregate principal amount of Notes to be redeemed and the aggregate principal amount of Notes to be outstanding after such partial redemption.

         The Issuer will comply with the requirements of Rule 14e-1 under the Exchange Act and any other securities laws and regulations thereunder to the extent such laws and regulations are applicable in connection with the purchase of Notes.

         SECTION 3.05.  Effect of Notice of Redemption.

         Once notice of redemption is mailed in accordance with Section 3.04, such notice of redemption shall be irrevocable and Notes called for redemption become due and payable on the Redemption Date at the Redemption Price plus accrued interest as of such date, if any. Upon surrender to the Trustee or Paying Agent, such Notes called for redemption shall be paid at the Redemption Price plus accrued interest thereon to the Redemption Date, but installments of interest, the maturity of which is on or prior to the Redemption Date, shall be payable to Holders of record at the close of business on the relevant record dates referred to in the Notes. Interest shall accrue on or after the Redemption Date and shall be payable only if the Issuer defaults in payment of the Redemption Price plus any accrued and unpaid interest as of the Redemption Date.

         SECTION 3.06.  Deposit of Redemption Price.

         On or before the Redemption Date and in accordance with Section 2.14, the Issuer shall deposit with the Paying Agent U.S. Legal Tender sufficient to pay the Redemption Price plus accrued interest, if any, of all Notes to be redeemed on that date. The Paying Agent shall promptly return to the Issuer any U.S. Legal Tender so deposited which is not required for that purpose, except with respect to monies owed as obligations to the Trustee pursuant to Article Seven.

         Unless the Issuer fails to comply with the preceding paragraph and default in the payment of such Redemption Price plus accrued interest, if any, interest on the Notes to be redeemed will cease to accrue on and after the applicable Redemption Date, whether or not such Notes are presented for payment.

         SECTION 3.07.  Notes Redeemed in Part.

         Upon surrender of a Note that is to be redeemed in part, the Trustee shall authenticate for the Holder a new Note or Notes equal in principal amount to the unredeemed portion of the Note surrendered.

                                  ARTICLE FOUR

                                    COVENANTS

         SECTION 4.01.  Payment of Notes.

         (a) The Issuer shall pay the principal of, premium, if any, and interest on the Notes on the dates and in the manner provided in the Notes and in this Indenture.

         (b) An installment of principal of or interest on the Notes shall be considered paid on the date it is due if the Trustee or Paying Agent (other than the Issuer or any of its Affiliates) holds, prior to 11:00 a.m. New York City time on that date, U.S. Legal Tender designated for and sufficient to pay the installment in full and is not prohibited from paying such money to the Holders pursuant to the terms of this Indenture or the Notes.

         (c) Notwithstanding anything to the contrary contained in this Indenture, the Issuer may, to the extent it is required to do so by law, deduct or withhold income or other similar taxes imposed by the United States of America from principal or interest payments hereunder.

         SECTION 4.02.  Maintenance of Office or Agency.

         The Issuer shall  maintain the office or agency  required under Section
2.03. The Issuer shall give prior written notice to the Trustee of the location, and any change in the location, of such office or agency. If at any time the Issuer shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the address of the Trustee set forth in Section 10.02.

         SECTION 4.03.  Corporate Existence.

         Except as otherwise permitted by Article Five, the Issuer shall do or cause to be done, at its own cost and expense, all things necessary to preserve and keep in full force and effect its respective corporate existence and the corporate existence of each of its Restricted Subsidiaries in accordance with the respective organizational documents of each such Restricted Subsidiary and the material rights (charter and statutory) and franchises of the Issuer and each such Restricted Subsidiary; provided, however, that the Issuer shall not be required to preserve, with respect to itself, any material right or franchise and, with respect to any of its Restricted Subsidiaries, any such existence, material right or franchise, if the Board of Directors of the Issuer shall determine in good faith that the preservation thereof is no longer desirable in the conduct of the business of the Issuer and its Subsidiaries, taken as a whole.

         SECTION 4.04.  Payment of Taxes and Other Claims.

         The Issuer shall pay or discharge or cause to be paid or discharged, before the same shall become delinquent, (i) all material taxes, assessments and governmental charges (including withholding taxes and any penalties, interest and additions to taxes) levied or imposed upon it or any of its Subsidiaries or its properties or any of its Subsidiaries' properties and (ii) all material lawful claims for labor, materials and supplies that, if unpaid, might by law become a Lien upon the property of the Issuer or any of its Subsidiaries; provided, however, that the Issuer shall not be required to pay or discharge or cause to be paid or discharged any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate negotiations or proceedings properly instituted and diligently conducted for which adequate reserves, to the extent required under GAAP, have been taken.

         SECTION 4.05.  Maintenance of Properties and Insurance.

         (a)  The  Issuer  shall,   and  shall  cause  each  of  its  Restricted
Subsidiaries to, maintain all properties used or useful in the conduct of its business in good working order and condition (subject to ordinary wear and tear) and make all necessary repairs, renewals, replacements, additions, betterments and improvements thereto and actively conduct and carry on its business; provided, however, that nothing in this Section 4.05 shall prevent the Issuer or any of its Restricted Subsidiaries from discontinuing the operation and maintenance of any of its properties, if such discontinuance is (i) in the ordinary course of business pursuant to customary business terms or (ii) in the good faith judgment of the respective Boards of Directors or other governing body of the Issuer or Restricted Subsidiary, as the case may be, desirable in the conduct of their respective businesses and is not disadvantageous in any material respect to the Holders.

         (b) The Issuer shall provide or cause to be provided, for itself and each of the Restricted Subsidiaries, insurance (including appropriate self-insurance) against loss or damage of the kinds that, in the good faith judgment of the Issuer, is adequate and appropriate for the conduct of the business of the Issuer and its Restricted Subsidiaries in a prudent manner, with reputable insurers or with the government of the United States of America, Canada or an agency or instrumentality thereof, in such amounts, with such deductibles, and by such methods as shall be customary, in the good faith judgment of the Issuer, for companies similarly situated in the industry.

         SECTION 4.06.  Compliance Certificate; Notice of Default.

         (a) The Issuer shall deliver to the Trustee, within 60 days after the end of each of its fiscal quarters (other than such fiscal quarter that ends on the same day upon which Issuer's fiscal year ends) and 105 days after the end of each of its fiscal years, an Officers' Certificate (provided, however, that one of the signatories to each such Officers' Certificate shall be the Issuer's principal executive officer, principal financial officer or principal accounting officer), as to such Officers' knowledge, without independent investigation, of the Issuer's compliance with all conditions and covenants under this Indenture (without regard to any period of grace or requirement of notice provided hereunder) and in the event any Default exists, such Officers shall specify the nature of such Default. Each such Officers' Certificate shall also notify the Trustee should the Issuer elect to change the manner in which it fixes its fiscal year end.

         (b) So long as not contrary to the then current recommendations of the American Institute of Certified Public Accountants, the annual financial statements delivered pursuant to Section 4.08 shall be accompanied by a written report of the Issuer's independent certified public accountants (who shall be a firm of established national reputation) stating (A) that their audit examination has included a review of the terms of this Indenture and the form of the Notes as they relate to accounting matters, and (B) whether, in connection with their audit examination, any Default or Event of Default has come to their attention and if such a Default or Event of Default has come to their attention, specifying the nature and period of existence thereof; provided, however, that, without any restriction as to the scope of the audit examination, such independent certified public accountants shall not be liable by reason of any failure to obtain knowledge of any such Default or Event of Default that would not be disclosed in the course of an audit examination conducted in accordance with generally accepted auditing standards.

         (c) (i) If any Default or Event of Default has occurred and is continuing or (ii) if any Holder seeks to exercise any remedy hereunder with respect to a claimed Default under this Indenture or the Notes, the Issuer shall deliver to the Trustee, at its address set forth in Section 10.02 hereof, by registered or certified mail or by facsimile transmission followed by hard copy by registered or certified mail an Officers' Certificate specifying such event, notice or other action within 10 days of its becoming aware of such occurrence.

         SECTION 4.07.  Compliance with Laws.

         The Issuer shall comply, and shall cause each of its Subsidiaries to comply, with all applicable statutes, rules, regulations, orders and restrictions of the United States of America, all states and municipalities thereof, and of any governmental department, commission, board, regulatory authority, bureau, agency and instrumentality of the foregoing, in respect of the conduct of their respective businesses and the ownership of their respective properties, except for such noncompliances as could not singly or in the aggregate reasonably be expected to have a material adverse effect on the financial condition, business, prospects or results of operations of the Issuer and its Subsidiaries taken as a whole.

         SECTION 4.08.  Reports to Holders.

         The Issuer will deliver to the Trustee within 15 days after filing the same with the Commission, copies of the quarterly and annual reports and of the information, documents and other reports, if any, which the Issuer is required to file with the Commission pursuant to Section 13 or 15(d) of the Exchange Act. Notwithstanding that the Issuer may not be subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, the Issuer will file with the Commission, to the extent permitted, and provide the Trustee and Holders with such annual reports and such information, documents and other reports specified in Sections 13 and 15(d) of the Exchange Act. The Issuer will also comply with the other provisions of Section 314(a) of the TIA.

         SECTION 4.09.  Waiver of Stay, Extension or Usury Laws.

         The Issuer and each Subsidiary Guarantor covenant (to the extent that it may lawfully do so) that it will not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law or any usury law or other law that would prohibit or forgive the Issuer or such Subsidiary Guarantor from paying all or any portion of the principal of or interest on the Notes as contemplated herein, wherever enacted, now or at any time hereafter in force, or which may affect the covenants or the performance of this Indenture; and (to the extent that it may lawfully do so) the Issuer and each Subsidiary Guarantor hereby expressly waive all benefit or advantage of any such law, and covenant that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

         SECTION 4.10.  Limitation on Restricted Payments.

         The Issuer will not, and will not cause or permit any of its Restricted Subsidiaries to, directly or indirectly,

         (a) declare or pay any dividend or make any distribution (other than dividends or distributions payable solely in Qualified Capital Stock of the Issuer) on or in respect of shares of the Issuer's Capital Stock to holders of such Capital Stock,

         (b) purchase, redeem or otherwise acquire or retire for value any Capital Stock of the Issuer or any warrants, rights or options to purchase or acquire shares of any class of such Capital Stock other than through the exchange therefor solely of Qualified Capital Stock of the Issuer or warrants, rights or options to purchase or acquire shares of Qualified Capital Stock of the Issuer,

         (c) make any principal payment on, purchase, defease, redeem, prepay, decrease or otherwise acquire or retire for value, prior to any scheduled final maturity, scheduled repayment or scheduled sinking fund payment, any Subordinated Indebtedness of the Issuer or a Subsidiary Guarantor that is subordinate or junior in right of payment to the Notes or such Subsidiary Guarantor's Guarantee, as the case may be, or

         (d)      make any Investment (other than a Permitted Investment)

(each of the foregoing actions set forth in clauses (a) through (d) being referred to as a "Restricted Payment"), if at the time of such Restricted Payment or immediately after giving effect thereto,

         (i) a Default or an Event of Default shall have occurred and be continuing,

         (ii) the Issuer is not able to incur at least $1.00 of additional Indebtedness (other than Permitted Indebtedness) in compliance with Section 4.12, or

         (iii) the aggregate amount of Restricted Payments (including such proposed Restricted Payment) made subsequent to the Issue Date (the amount expended for such purposes, if other than in cash, being the fair market value of such property as determined reasonably and in good faith by the Board of Directors of the Issuer) shall exceed the sum of:

                  (A) 50% of the cumulative Consolidated Net Income (or if cumulative Consolidated Net Income shall be a loss, minus 100% of such loss) of the Issuer earned subsequent to the Issue Date and on or prior to the last date of the Issuer's fiscal quarter immediately preceding such Restricted Payment (the "Reference Date") (treating such period as a single accounting period), plus

                  (B) 100% of the aggregate net cash proceeds received by the Issuer from any Person (other than a Restricted Subsidiary of the Issuer) from the issuance and sale subsequent to the Issue Date and on or prior to the Reference Date of Qualified Capital Stock of the Issuer, plus

                  (C)      without duplication of any amounts included in clause
                           (iii)(B) above, 100% of the aggregate net cash proceeds of any equity contribution received by the Issuer from a holder of the Issuer's Capital Stock (excluding, in the case of clauses (iii)(B) and this clause (iii)(C), any net cash proceeds from an Equity Offering to the extent used to redeem the Notes), plus

                  (D) an amount equal to the net reduction in Investments in Unrestricted Subsidiaries resulting from dividends, interest payments, repayments of loans or advances, or other transfers of cash, in each case to the Issuer or to any Restricted Subsidiary of the Issuer from Unrestricted Subsidiaries (but without duplication of any such amount included in calculating cumulative Consolidated Net Income of the Issuer), or from redesignations of Unrestricted Subsidiaries as Restricted Subsidiaries (in each case valued as provided in Section 4.14), not to exceed, in the case of any Unrestricted Subsidiary, the amount of Investments previously made by the Issuer or any Restricted Subsidiary in such Unrestricted Subsidiary and which was treated as a Restricted Payment under this Indenture, plus

                  (E) without duplication of the immediately preceding subclause (D), an amount equal to the lesser of the cost or net cash proceeds received upon the sale or other disposition of any Investment made after the Issue Date which had been treated as a Restricted Payment (but without duplication of any such amount included in calculating cumulative Consolidated Net Income of the Issuer), plus

                  (F)      $5,000,000.

         Notwithstanding  the  foregoing,   the  provisions  set  forth  in  the
immediately preceding paragraph shall not prohibit:

         (1) the payment of any dividend or redemption payment within 60 days after the date of declaration of such dividend or the applicable redemption if the dividend or redemption payment, as the case may be, would have been permitted on the date of declaration,

         (2) if no Default or Event of Default shall have occurred and be continuing, the acquisition of any shares of Capital Stock of the Issuer, either (A) solely in exchange for shares of Qualified Capital Stock of the Issuer or (B) through the application of net proceeds of a substantially concurrent sale for cash (other than to a Restricted Subsidiary of the Issuer) of shares of Qualified Capital Stock of the Issuer,

         (3) if no Default or Event of Default shall have occurred and be continuing, the acquisition of any Indebtedness of the Issuer or a Subsidiary Guarantor that is subordinate or junior in right of payment to the Notes or such Subsidiary Guarantor's Guarantee, as the case may be, either (A) solely in exchange for shares of Qualified Capital Stock of the Issuer, or (B) through the application of net proceeds of a substantially concurrent sale for cash (other than to a Restricted Subsidiary of the Issuer) of (I) shares of Qualified Capital Stock of the Issuer or (II) Refinancing Indebtedness, and

         (4) the initial designation of Western and Grey Wolf as Unrestricted Subsidiaries under this Indenture. In determining the aggregate amount of Restricted Payments made subsequent to the Issue Date in accordance with clause (iii) of the immediately preceding paragraph, amounts expended pursuant to clauses (1) and (2)(B) shall be included in such calculation.

         SECTION 4.11.  Limitation on Transactions with Affiliates.

         (a) The Issuer will not, and will not cause or permit any of its Restricted Subsidiaries to, directly or indirectly, enter into, amend or permit or suffer to exist any transaction or series of related transactions (including, without limitation, the purchase, sale, lease or exchange of any property, the guaranteeing of any Indebtedness or the rendering of any service) with, or for the benefit of, any of their respective Affiliates (each an "Affiliate Transaction"), other than (i) Affiliate Transactions permitted under Section 4.11(b) and (ii) Affiliate Transactions that are on terms that are fair and reasonable to the Issuer or the applicable Restricted Subsidiary and are no less favorable to the Issuer or the applicable Restricted Subsidiary than those that might reasonably have been obtained in a comparable transaction at such time on an arm's-length basis from a Person that is not an Affiliate of the Issuer or such Restricted Subsidiary. All Affiliate Transactions (and each series of related Affiliate Transactions which are similar or part of a common plan) involving aggregate payments or other property with a fair market value in excess of $1,000,000 shall be approved by the Board of Directors of the Issuer, such approval to be evidenced by a Board Resolution stating that the Board of Directors has determined that such transaction complies with the foregoing provisions. If the Issuer or any Restricted Subsidiary enters into an Affiliate Transaction (or a series of related Affiliate Transactions related to a common plan) that involves an aggregate fair market value of more than $10,000,000, the Issuer shall, prior to the consummation thereof, obtain a favorable opinion as to the fairness of such transaction or series of related transactions to the Issuer or the relevant Restricted Subsidiary, as the case may be, from a financial point of view, from an Independent Advisor and file the same with the Trustee.

         (b) The  restrictions  set forth in Section  4.11(a) shall not apply to
(i) reasonable fees and compensation paid to and indemnity provided on behalf of, officers, directors, employees or consultants of the Issuer or any Restricted Subsidiary as determined in good faith by the Board of Directors or senior management of the Issuer or such Restricted Subsidiary, as the case may be; (ii) transactions exclusively between or among the Issuer and any of its Restricted Subsidiaries or exclusively between or among such Restricted Subsidiaries; provided, however, that such transactions are not otherwise prohibited by this Indenture; and (iii) Restricted Payments permitted by this Indenture.

         SECTION 4.12.  Limitation on Incurrence of Additional Indebtedness.

         The Issuer will not, and will not cause or permit any of its Restricted Subsidiaries to, directly or indirectly, incur any Indebtedness; provided, however, that if no Default or Event of Default shall have occurred and be continuing at the time of or as a consequence of the incurrence of any such Indebtedness, the Issuer and the Subsidiary Guarantors or any of them may incur Indebtedness (including, without limitation, Acquired Indebtedness), in each case, if on the date of the incurrence of such Indebtedness, after giving pro forma effect to the incurrence thereof and the receipt and application of the proceeds therefrom,

         (a) both (i) the Issuer's Consolidated EBITDA Coverage Ratio would have been at least equal to 2.5 to 1.0 and (ii) the Issuer's Adjusted Consolidated Net Tangible Assets are equal to or greater than 150% of the aggregate  consolidated  Indebtedness of the Issuer and its Restricted Subsidiaries, or

         (b) the Issuer's Adjusted Consolidated Net Tangible Assets are equal to or greater than 200% of the aggregate consolidated Indebtedness of the Issuer and its Restricted Subsidiaries.

         Notwithstanding the preceding, if no Event of Default shall have occurred and be continuing at the time or as a consequence of the incurrence of such Indebtedness, the Issuer and any of its Restricted Subsidiaries may incur Permitted Indebtedness.

         For purposes of determining any particular amount of Indebtedness under this Section 4.12, guarantees of Indebtedness otherwise included in the determination of such amount shall not also be included.

         Indebtedness of a Person existing at the time such Person becomes a Restricted Subsidiary (whether by merger, consolidation, acquisition of Capital Stock or otherwise) or is merged with or into the Issuer or any Restricted Subsidiary or which is secured by a Lien on an asset acquired by the Issuer or a Restricted Subsidiary (whether or not such Indebtedness is assumed by the acquiring Person) shall be deemed incurred at the time the Person becomes a Restricted Subsidiary or at the time of the asset acquisition, as the case may be.

         The Issuer will not, and will not permit any Subsidiary Guarantor to incur any Indebtedness which by its terms (or by the terms of any agreement governing such Indebtedness) is subordinated in right of payment to any other Indebtedness of the Issuer or such Subsidiary Guarantor unless such Indebtedness is also by its terms (or by the terms of any agreement governing such Indebtedness) made expressly subordinate in right of payment to the Notes or the Guarantee of such Subsidiary Guarantor, as the case may be, pursuant to subordination provisions that are substantively identical to the subordination provisions of such Indebtedness (or such agreement) that are most favorable to the holders of any other Indebtedness of the Issuer or such Subsidiary Guarantor, as the case may be.

         SECTION 4.13. Limitation on Dividend and Other Payment Restrictions Affecting Restricted Subsidiaries.

         The Issuer will not, and will not cause or permit any of its Restricted Subsidiaries to, directly or indirectly, create or otherwise cause or permit to exist or become effective any encumbrance or restriction on the ability of any Restricted Subsidiary to:

         (a) pay dividends or make any other distributions on or in respect of its Capital Stock,

         (b) make loans or advances to, or pay any Indebtedness or other obligation owed to, the Issuer or any other Restricted Subsidiary,

         (c) guarantee any Indebtedness or any other obligation of the Issuer or any Restricted Subsidiary, or

         (d)      transfer  any of its  property  or assets to the Issuer or any
                  other   Restricted   Subsidiary   (each  such  encumbrance  or
                  restriction, a "Payment Restriction").

         The preceding will not apply, however, to encumbrances or restrictions existing under or by reason of the following (which are excluded from the term "Payment Restriction"): (i) applicable law, (ii) this Indenture, this Indenture governing the Series D Notes or any Security Document, (iii) customary non-assignment provisions of any contract or any lease governing a leasehold interest of any Restricted Subsidiary, (iv) any instrument governing Acquired Indebtedness, which encumbrance or restriction is not applicable to such
Restricted Subsidiary, or the properties or assets of such Restricted Subsidiary, other than the Person or the properties or assets of the Person so acquired, (v) agreements existing on the Issue Date to the extent and in the manner such agreements were in effect on the Issue Date, (vi) customary restrictions with respect to a Restricted Subsidiary of the Issuer pursuant to an agreement that has been entered into for the sale or disposition of Capital Stock or assets of such Restricted Subsidiary to be consummated in accordance with the terms of this Indenture solely in respect of the assets or Capital Stock to be sold or disposed of, (vii) any instrument governing a Permitted Lien, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such Permitted Lien, or

(viii) an agreement governing Refinancing Indebtedness incurred to Refinance the Indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (ii), (iv) or (v) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such Refinancing Indebtedness are no less favorable to the Holders in any material respect as determined by the Board of Directors of the Issuer in its reasonable and good faith judgment than the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (ii), (iv) or
(v).

         SECTION 4.14.  Limitation on Restricted and Unrestricted Subsidiaries.

         The Board of Directors may, if no Default or Event of Default shall have occurred and be continuing or would arise therefrom, designate an Unrestricted Subsidiary to be a Restricted Subsidiary; provided, however, that
(i) any such redesignation shall be deemed to be an incurrence as of the date of such redesignation by the Issuer and its Restricted Subsidiaries of the Indebtedness (if any) of such redesignated Subsidiary for purposes of Section 4.12, (ii) unless such redesignated Subsidiary shall not have any Indebtedness outstanding, other than Indebtedness which would be Permitted Indebtedness, no such designation shall be permitted if immediately after giving effect to such redesignation and the incurrence of any such additional Indebtedness the Issuer could not incur $1.00 of additional Indebtedness (other than Permitted Indebtedness) pursuant to Section 4.12 and (iii) such Subsidiary assumes by execution of a supplemental indenture all of the obligations of a Subsidiary Guarantor under a Guarantee.

         The Board of Directors of the Issuer also may, if no Default or Event of Default shall have occurred and be continuing or would arise therefrom, designate any Restricted Subsidiary none of whose properties are subject to any Liens of the Security Documents to be an Unrestricted Subsidiary if (i) such designation is at that time permitted under Section 4.10 and (ii) immediately after giving effect to such designation, the Issuer could incur $1.00 of additional Indebtedness (other than Permitted Indebtedness) pursuant to Section 4.12.

         Any such designation or redesignation by the Board of Directors shall be evidenced to the Trustee by the filing with the Trustee of a certified copy of the resolution of the Board of Directors giving effect to such designation or redesignation and an Officers' Certificate certifying that such designation or redesignation complied with the foregoing conditions and setting forth in reasonable detail the underlying calculations. In the event that any Restricted Subsidiary is designated an Unrestricted Subsidiary in accordance with this
Section 4.14, such Restricted Subsidiary's Guarantee will be released.

         For purposes of Section 4.10, (i) an "Investment" shall be deemed to have been made at the time any Restricted Subsidiary is designated as an Unrestricted Subsidiary in an amount (proportionate to the Issuer's equity interest in such Subsidiary) equal to the net worth of such Restricted Subsidiary at the time that such Restricted Subsidiary is designated as an Unrestricted Subsidiary; (ii) at any date the aggregate amount of all Restricted Payments made as Investments since the Issue Date shall exclude and be reduced by an amount (proportionate to the Issuer's equity interest in such Subsidiary) equal to the net worth of any Unrestricted Subsidiary at the time that such Unrestricted Subsidiary is designated a Restricted Subsidiary, not to exceed, in the case of any such redesignation of an Unrestricted Subsidiary as a Restricted Subsidiary, the amount of Investments previously made by the Issuer and the Restricted Subsidiaries in such Unrestricted Subsidiary (in each case (i) and
(ii) "net worth" to be calculated based upon the fair market value of the assets of such Subsidiary as of any such date of designation); and (iii) any property transferred to or from an Unrestricted Subsidiary shall be valued at its fair market value at the time of such transfer.

         Notwithstanding the foregoing, the Board of Directors may not designate any Subsidiary of the Issuer to be an Unrestricted Subsidiary if, after such designation, (a) the Issuer or any Restricted Subsidiary (i) provides credit support for, or a guarantee of, any Indebtedness of such Subsidiary (including any undertaking, agreement or instrument evidencing such Indebtedness) or (ii) is directly or indirectly liable for any Indebtedness of such Subsidiary or (b) such Subsidiary owns any Capital Stock of, or owns or holds any Lien on any property of, any Restricted Subsidiary which is not a Subsidiary of the Subsidiary to be so designated.

         Notwithstanding the foregoing,  the provisions set forth above will not
prohibit  the  initial   designation  of  each  of  Grey  Wolf  and  Western  as
Unrestricted Subsidiaries.

         Subsidiaries of the Issuer that are not designated by the Board of Directors as Restricted or Unrestricted Subsidiaries will be deemed to be Restricted Subsidiaries. All Subsidiaries of an Unrestricted Subsidiary will be Unrestricted Subsidiaries.

         SECTION 4.15.  Change of Control.

         (a) Upon the occurrence of a Change of Control, each Holder will have the right to require that the Issuer repurchase all or a portion of such Holder's Notes pursuant to the offer described below (the "Change of Control Offer"), at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, thereon to the date of purchase.

         (b) Within 30 days following the date upon which the Change of Control occurred, the Issuer must send, by first class mail, a notice to each Holder at such Holder's last registered address, with a copy to the Trustee, which notice shall govern the terms of the Change of Control Offer. The notice to the Holders shall contain all instructions and materials necessary to enable such Holders to tender Notes pursuant to the Change of Control Offer. Such notice shall state:

                    (i) that the Change of Control Offer is being made pursuant to this Section 4.15, that all Notes tendered and not withdrawn will be accepted for payment and that the Change of Control Offer shall remain open for a period of 20 Business Days or such longer period as may be required by law;

                   (ii) the purchase price (including the amount of accrued interest) and the purchase date (which shall be no earlier than 30 days nor later than 45 days from the date such notice is mailed, other than as may be required by law) (the "Change of Control Payment Date");

                  (iii) that any Note not tendered will continue to accrue interest;

                   (iv) that, unless the Issuer defaults in making payment therefor, any Note accepted for payment pursuant to the Change of Control Offer shall cease to accrue interest after the Change of Control Payment Date;

                    (v) that Holders electing to have a Note purchased pursuant to a Change of Control Offer will be required to surrender the Note, with the form entitled "Option of Holder to Elect Purchase" on the reverse of the Note completed, to the Paying Agent at the address specified in the notice prior to the close of business on the third Business Day prior to the Change of Control Payment Date;

                   (vi) that Holders will be entitled to withdraw their election if the Paying Agent receives, not later than the second Business Day prior to the Change of Control Payment Date, a telegram, telex, facsimile transmission or letter setting forth the name of the Holder, the principal amount of the Notes the Holder delivered for purchase and a statement that such Holder is withdrawing his election to have such Notes purchased;

                  (vii) that Holders whose Notes are purchased only in part will be issued new Notes in a principal amount equal to the unpurchased portion of the Notes surrendered; provided, however, that each Note purchased and each new Note issued shall be in an original principal amount of $1,000 or integral multiples thereof; and

                 (viii) the circumstances and relevant facts regarding such Change of Control.

         On or before the Change of Control Payment Date, the Issuer shall (i) accept for payment Notes or portions thereof tendered pursuant to the Change of Control Offer, (ii) deposit with the Paying Agent in accordance with Section
2.14 U.S. Legal Tender sufficient to pay the purchase price plus accrued interest, if any, of all Notes so tendered and (iii) deliver to the Trustee

Notes so accepted together with an Officers' Certificate stating the Notes or portions thereof being purchased by the Issuer. Upon receipt by the Paying Agent of the monies specified in clause (ii) above and a copy of the Officers' Certificate specified in clause (iii) above, the Paying Agent shall promptly mail to the Holders of Notes so accepted payment in an amount equal to the purchase price plus accrued interest, if any, and the Trustee shall promptly authenticate and mail to such Holders new Notes equal in principal amount to any unpurchased portion of the Notes surrendered. Any Notes not so accepted shall be promptly mailed by the Issuer to the Holder thereof. For purposes of this
Section 4.15, the Trustee shall act as the Paying Agent.

         The Issuer shall not be required to make a Change of Control Offer upon a Change of Control if a third party makes the Change of Control Offer at the Change of Control Purchase Price, at the same times and otherwise in compliance with the requirements applicable to a Change of Control Offer made by the Issuer and purchases all Notes validly tendered and not withdrawn under such Change of Control Offer.

         Neither the Board of Directors of the Issuer nor the Trustee may waive the provisions of this Section 4.15 relating to the Issuer's obligation to make a Change of Control Offer.

         The Issuer will comply with the requirements of Rule 14e-1 under the Exchange Act and any other securities laws and regulations thereunder to the extent such laws and regulations are applicable in connection with the repurchase of Notes pursuant to a Change of Control Offer. To the extent that the provisions of any securities laws or regulations conflict with the provisions of this Section 4.15, the Issuer shall comply with the applicable securities laws and regulations and shall not be deemed to have breached its obligations under the provisions of this Section 4.15 by virtue thereof.

         SECTION 4.16.  Limitation on Asset Sales.

         (a) The Issuer will not, and will not cause or permit any of its Restricted Subsidiaries to, consummate an Asset Sale unless:

                  (i) the Issuer or the applicable Restricted Subsidiary, as the case may be, receives consideration at the time of such Asset Sale at least equal to the fair market value of the assets sold or otherwise disposed of (as determined in good faith by the Issuer's Board of Directors or senior management of the Issuer);

                  (ii) (A) at least 70% of the consideration received by the Issuer or the Restricted Subsidiary, as the case may be, from such Asset Sale shall be in the form of cash or Cash Equivalents and is received at the time of such disposition and (B) at least 15% of such consideration received if in a form other than cash or Cash Equivalents is converted into or exchanged for cash or Cash Equivalents within 90 days of such disposition.

         (b) Within 180 days after the receipt of any Net Cash Proceeds from an Asset Sale, the Issuer or such Restricted Subsidiary shall apply the Net Cash Proceeds of such Asset Sale as follows:

                  (i) to the extent such Net Cash Proceeds are received from an Asset Sale not involving the sale, transfer or disposition of Collateral ("Non-Collateral Proceeds"), to repay any Indebtedness secured by the assets involved in such Asset Sale together with a concomitant permanent reduction in the amount of such Indebtedness so repaid; and

                  (ii) with respect to any Non-Collateral Proceeds remaining after application pursuant to the preceding clause (i) and any Net Cash Proceeds received from an Asset Sale involving Collateral, the Issuer shall make an offer within such 180 days to purchase (the "Net Proceeds Offer") from all Holders up to a maximum principal amount (expressed as an integral multiple of $1,000) of Notes equal to the Available Proceeds Amount at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of purchase (the "Net Proceeds Offer Payment Date"); provided that the Issuer will not be required to apply pursuant to this clause (ii) Net Cash Proceeds received from any Asset Sale if, and only to the extent that such Net Cash Proceeds are applied to, within 180 days of such

         Asset Sale, (i) an investment or investments in Crude Oil and Natural Gas Related Assets or (ii) an investment or investments in properties or assets that replace the properties or assets that were the subject of such Asset Sale or in properties or assets that will be used in the Crude Oil and Natural Gas Business of the Issuer and its Restricted Subsidiaries ("Replacement Assets"), and the assets constituting such Crude Oil and Natural Gas Related Assets or Replacement Assets and any non-cash consideration received are made subject to the Lien of this Indenture and the Security Documents in the manner contemplated in this Indenture to the extent the Net Cash Proceeds used to purchase such assets arose from the sale of property that was subject to such Lien, provided that any such assets that are Oil and Gas Assets shall be made subject to such Lien in any event; further provided, however, that if at the end of the 180 day period referred to above, the Issuer or one of its Restricted Subsidiaries has delivered to the Trustee an Officers' Certificate (A) otherwise in compliance with the terms of this Indenture, (B) stating that attached thereto is a definitive, executed purchase and sale agreement for a Crude Oil and Natural Gas Related Assets investment or for Replacement Assets, and (C) setting forth the aggregate cash consideration to be paid in connection with such purchase from the Available Proceeds Amount, then the Issuer shall have an additional 90 day period during which it may defer making a Net Proceeds Offer with respect to the Available Proceeds Amount subject of such purchase and sale.

         If at any time any consideration (other than cash or Cash Equivalents) received by the Issuer or any Restricted Subsidiary of the Issuer, as the case may be, in connection with any Asset Sale is converted into or sold or otherwise disposed of for cash, then such conversion or disposition shall be deemed to constitute an Asset Sale hereunder and the Net Cash Proceeds thereof shall be applied in accordance with this Section 4.16.

         The Issuer may defer the Net Proceeds Offer until there is an aggregate unutilized Available Proceeds Amount equal to or in excess of $5,000,000 resulting from one or more Asset Sales (at which time the entire unutilized Available Proceeds Amount, and not just the amount in excess of $5,000,000, shall be applied as required pursuant to this Section 4.16). To the extent the Net Proceeds Offer is not fully subscribed to by Holders, the Issuer may obtain a release of the unutilized portion of the Collateral Proceeds from the Lien of this Indenture and the Security Documents.

         Notwithstanding the terms of the four preceding paragraphs above, the Issuer and its Restricted Subsidiaries will be permitted to consummate an Asset Sale without complying with such paragraphs to the extent (a) the consideration for such Asset Sale constitutes Replacement Assets and/or Crude Oil and Natural Gas Related Assets and (b) such Asset Sale is for fair market value; provided, however, that any consideration not constituting Replacement Assets and Crude
Oil and Natural Gas Related Assets received by the Issuer or any of its Restricted Subsidiaries in connection with any Asset Sale permitted to be consummated under this paragraph shall constitute Net Cash Proceeds subject to the provisions of this Section 4.16; further provided, however, that, to the extent that the property transferred or conveyed constitutes an Oil and Gas Asset, the property received in exchange therefor constitutes an Oil and Gas Asset.

         All Collateral Proceeds shall constitute Trust Moneys and shall be delivered by the Issuer to the Trustee and shall be deposited in the Collateral Account in accordance with this Indenture. Collateral Proceeds so deposited may be withdrawn from the Collateral Account for application by the Issuer in accordance with clause (ii) above or otherwise pursuant to this Indenture in accordance with Section 12.08.

         In the event of the transfer of substantially all (but not all) of the consolidated assets of the Issuer as an entirety to a Person in a transaction permitted under Section 5.01, the successor corporation shall be deemed to have sold the consolidated assets of the Issuer not so transferred for purposes of this covenant, and shall comply with the provisions of this Section 4.16 with respect to such deemed sale as if it were an Asset Sale. In addition, the fair market value of such consolidated assets of the Issuer deemed to be sold shall be deemed to be Net Cash Proceeds for purposes of this Section 4.16.

         (c) Each notice of a Net Proceeds Offer pursuant to this Section 4.16 shall be mailed or caused to be mailed, by first class mail, by the Issuer not less than 30 days nor more than 60 days before the Net Proceeds Offer Payment Date to all Holders at their last registered addresses, with a copy to the Trustee. The notice shall contain all instructions and materials necessary to enable such Holders to tender Notes pursuant to the Net Proceeds Offer and shall state the following terms:

                    (i) that the Net  Proceeds  Offer is being made  pursuant to
         Section 4.16, that all Notes tendered will be accepted for payment; provided, however, that if the aggregate principal amount of Notes tendered in a Net Proceeds Offer plus accrued interest at the expiration of such offer exceeds the aggregate amount of the Net Proceeds Offer, the Issuer shall select the Notes to be purchased on a pro rata basis (with such adjustments as may be deemed appropriate by the Issuer so that only Notes in denominations of $1,000 or multiples thereof shall be purchased) and that the Net Proceeds Offer shall remain open for a period of 20 Business Days or such longer period as may be required by law;

                   (ii) the purchase price (including the amount of accrued interest) and the Net Proceeds Offer Payment Date;

                   (iii) that any Note not tendered will continue to accrue interest;

                   (iv) that, unless the Issuer defaults in making payment therefor, any Note accepted for payment pursuant to the Net Proceeds Offer shall cease to accrue interest after the Net Proceeds Offer Payment Date;

                    (v) that Holders electing to have a Note purchased pursuant to a Net Proceeds Offer will be required to surrender the Note, with the form entitled "Option of Holder to Elect Purchase" on the reverse of the Note completed, to the Paying Agent at the address specified in the notice prior to the close of business on the third Business Day prior to the Net Proceeds Offer Payment Date;

                   (vi) that Holders will be entitled to withdraw their election if the Paying Agent receives, not later than the third Business Day prior to the Net Proceeds Offer Payment Date, a telegram, telex, facsimile transmission or letter setting forth the name of the Holder, the principal amount of the Notes the Holder delivered for purchase and a statement that such Holder is withdrawing his election to have such Note purchased; and

                  (vii) that Holders whose Notes are purchased only in part will be issued new Notes in a principal amount equal to the unpurchased portion of the Notes surrendered; provided, however, that each Note purchased and each new Note issued shall be in an original principal amount of $1,000 or integral multiples thereof;

         On or before the Net Proceeds Offer Payment Date, the Issuer shall (A) accept for payment Notes or portions thereof tendered pursuant to the Net Proceeds Offer which are to be purchased in accordance with item (c)(i) above,
(B) deposit with the Paying Agent in accordance with Section 2.14 U.S. Legal Tender sufficient to pay the purchase price plus accrued interest, if any, of all Notes to be purchased and (C) deliver to the Trustee all Notes so accepted together with an Officers' Certificate stating the Notes or portions thereof being purchased by the Issuer. The Paying Agent shall promptly mail to the Holders of Notes so accepted payment in an amount equal to the purchase price plus accrued interest, if any. For purposes of this Section 4.16, the Trustee shall act as the Paying Agent.

         The Issuer will comply with the requirements of Rule 14e-1 under the Exchange Act and any other securities laws and regulations thereunder to the extent such laws and regulations are applicable in connection with the repurchase of Notes pursuant to a Net Proceeds Offer. To the extent that the provisions of any securities laws or regulations conflict with the provisions of this Section 4.16, the Issuer shall comply with the applicable securities laws and regulations and shall not be deemed to have breached its obligations under the provisions of this Section 4.16 by virtue thereof.

         SECTION 4.17. Limitations with Respect to Capital Stock of Restricted Subsidiaries.

         The Issuer will not cause or permit any of its Restricted Subsidiaries to issue any Preferred Stock (other than to the Issuer or to a Wholly Owned

Restricted Subsidiary) or permit any Person (other than the Issuer or a Wholly Owned Restricted Subsidiary) to own any Preferred Stock of any Restricted
Subsidiary. The Issuer will not and will not cause or permit any of its Restricted Subsidiaries to sell or otherwise dispose of any shares of Capital Stock of any Restricted Subsidiary, and shall not permit any of its Restricted Subsidiaries, directly or indirectly, to issue or sell or otherwise dispose of any of its Capital Stock except: (a) to the Issuer or a Wholly-Owned Restricted Subsidiary of the Issuer, or (b) if all shares of Capital Stock of such Restricted Subsidiary are sold or otherwise disposed of. In connection with any sale or disposition of Capital Stock of any Restricted Subsidiary of the Issuer under clause (b), the Issuer will be required to comply with Section 4.16 and the Guarantee given by such Restricted Subsidiary, if any, as well as all Collateral owned by such Person shall be released.

         SECTION 4.18.  Limitation on Liens.

         The Issuer will not, and will not cause or permit any of its Restricted Subsidiaries to, directly or indirectly, create, incur, assume or permit or suffer to exist or remain in effect any Liens:

         (a) upon any item of Collateral other than the Liens created by this Indenture and the Security Documents and the Liens expressly permitted by the applicable Security Documents; and

         (b) upon any other Properties of the Issuer or of any of its Restricted Subsidiaries, whether owned on the Issue Date or acquired after the Issue Date, or on any income or profits therefrom, or assign or otherwise convey any right to receive income or profits thereon other than, with respect to this clause (b): (i) Liens existing on the Issue Date to the extent and in the manner such Liens are in effect on the Issue Date, and (ii) Permitted Liens.

         SECTION 4.19.  Limitation on Conduct of Business.

         The Issuer will not, and will not permit any of its Restricted Subsidiaries to, engage in the conduct of any business other than the Crude Oil and Natural Gas Business.

         SECTION 4.20.  Additional Subsidiary Guarantees.

         If the Issuer or any of its Restricted Subsidiaries transfers or causes to be transferred, in one transaction or a series of related transactions, any property to any Restricted Subsidiary that is not a Subsidiary Guarantor, or if the Issuer or any of its Restricted Subsidiaries shall organize, acquire or otherwise invest in or hold an Investment in another Restricted Subsidiary having total consolidated assets with a book value in excess of $500,000 that is not a Subsidiary Guarantor, then such transferee or acquired or other Restricted Subsidiary shall (a) execute and deliver to the Trustee substantially the form of Exhibit F, pursuant to which such Restricted Subsidiary shall unconditionally guarantee all of the Issuer's obligations under the Notes and this Indenture on the terms set forth in this Indenture, (b) grant to the Trustee a Lien on substantially all its Oil and Gas Assets, and (c) deliver to the Trustee an Opinion of Counsel and an Officers' Certificate, stating that no Event of Default shall occur as a result of such supplemental indenture, that it complies with the terms of this Indenture and that such supplemental indenture has been duly authorized, executed and delivered by such Restricted Subsidiary and constitutes a legal, valid, binding and enforceable obligation of such Restricted Subsidiary. Thereafter, such Restricted Subsidiary shall be a Subsidiary Guarantor for all purposes of this Indenture.

         SECTION 4.21.  Limitation on Restrictive Covenants.

         Notwithstanding any other provisions of this Indenture, the restrictive covenants set forth herein for so long as the Series D Indenture remains in effect, shall be and shall be deemed limited to the extent necessary so that the creation, existence and effectiveness of such restrictive covenant shall not result in a breach of the covenant of the Series D Indenture relating to "Limitation on Dividend and Other Payment Restrictions Affecting Restricted Subsidiaries."

         SECTION 4.22.  Impairment of Security Interest.

         Neither the Issuer nor any of its Subsidiaries will take or omit to take any action which action or omission would have the result of adversely affecting or impairing any Lien granted in favor of the Trustee, for its benefit and the benefit of the Holders, with respect to the Collateral, and neither the Issuer nor any of its Subsidiaries shall grant to any Person, or suffer any Person (other than the Issuer and its Restricted Subsidiaries) to have (other than to the Trustee on behalf of the Trustee and the Holders) any interest whatsoever in the Collateral other than Permitted Liens. Neither the Issuer nor any of its Subsidiaries will enter into any agreement or instrument that by its terms requires the proceeds received from any sale of Collateral to be applied to repay, redeem, defease or otherwise acquire or retire any Indebtedness, other than pursuant to this Indenture and the Security Documents.

         SECTION 4.23.  Additional Amounts.

         All payments made by any Subsidiary Guarantor under or with respect to the Notes or its Guarantee will be made free and clear of, and without withholding or deduction for or on account of, any present or future tax, duty, levy, impost, assessment or other governmental charge imposed or levied by or on behalf of the Government of Canada or of any province or territory thereof or by any authority or agency therein or thereof having power to tax (or the jurisdiction of incorporation of any successor of any Subsidiary Guarantor) (hereunder "Taxes"), unless the applicable Subsidiary Guarantor or any successor, as the case may be, is required to withhold or deduct Taxes by law or by the interpretation or administration thereof by the relevant governmental authority or agency. If any Subsidiary Guarantor or any successor, as the case may be, is so required to withhold or deduct any amount for or on account of Taxes from any payment made under or with respect to the Notes or any Guarantee, such Subsidiary Guarantor will pay such additional amounts ("Additional Amounts") as may be necessary so that the net amount received by each Holder (including Additional Amounts) after such withholding or deduction will not be less than the amount the Holder would have received if such Taxes had not been withheld or deducted; provided that no Additional Amounts will be payable with respect to a payment made to a Holder (an "Excluded Holder") in respect of a beneficial owner (a) with which the Issuer or such Subsidiary Guarantor does not deal at arm's-length (within the meaning of the Income Tax Act (Canada)) at the time of making such payment or (b) which is subject to such Taxes by reason of its being connected with Canada or any province or territory thereof otherwise than by the mere acquisition, holding or disposition of the Notes or the receipt of payments thereunder. The Subsidiary Guarantors will also (i) make such withholding or deduction and (ii) remit the full amount deducted or withheld to the relevant governmental authority in accordance with applicable law. The Subsidiary Guarantors will furnish to the Holders, within 30 days after the date the payment of any Taxes is due pursuant to applicable law, certified copies of tax receipts evidencing such payment. The Subsidiary Guarantors will, jointly and severally, indemnify and hold harmless each Holder (other than an Excluded Holder) and upon written request reimburse each such Holder for the amount of
(A) any Taxes so levied or imposed on and paid by such Holder as a result of payments made under or with respect to the Notes or any Guarantee, (B) any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, and (C) any Taxes imposed with respect to any reimbursement under (A) or (B) so that the net amount received by such Holder after such reimbursement will not be less than the net amount the Holder would have received if Taxes on such reimbursement had not been imposed. At least 30 days prior to each date on which any payment under or with respect to the Notes is due and payable, if a Subsidiary Guarantor will be obligated to pay Additional Amounts with respect to such payment, such Subsidiary Guarantor will deliver to the Trustee an Officers' Certificate stating the fact that such Additional Amounts will be payable, the amounts so payable and will set forth such other information necessary to enable the Trustee to pay such Additional Amounts to Holders on the payment date. Whenever in this Indenture there is mentioned, in any context, the payment of principal (and premium, if any), redemption price, Change of Control payment, purchase price, interest or any other amount payable under or with respect to any Note, such mention shall be deemed to include mention of the payment of Additional Amounts to the extent that, in such context, Additional Amounts are, were or would be payable in respect thereof.

    The Issuer will pay any present or future stamp, court or documentary taxes or any other excise or property taxes, charges or similar levies that arise in any jurisdiction from the execution, delivery, enforcement or registration of the Notes or any other document or instrument in relation thereto, or from the receipt of any payments with respect to the Notes, excluding such taxes, charges or similar levies imposed by any jurisdiction outside of Canada, the jurisdiction of incorporation of any successor of the Issuer or any jurisdiction in which a paying agent is located, and has agreed to indemnify the Holders for any such taxes paid by such Holders.

    The foregoing obligations shall survive any termination, defeasance or discharge of this Indenture and the payment of all amounts owing under or with respect to the Notes and any Guarantee.

         SECTION 4.24.  Maintenance of Lien; Additional Collateral.

         (a) If, after the Issue Date, the Issuer or any of its Restricted Subsidiaries shall (i) acquire any material Oil and Gas Assets or (ii) engage in successful drilling and exploration activities resulting in the creation of new material Crude Oil and Natural Gas Properties, then the Issuer shall, and shall cause each of its Restricted Subsidiaries to, execute and file in the appropriate filing offices mortgages, deeds of trust, security agreements, financing statements and other instruments granting to the Trustee for the benefit of the Holders a first priority Lien, subject only to Permitted Liens, as is necessary or appropriate to ensure that the Lien of this Indenture and the Security Documents covers such new Oil and Gas Assets ; provided, however, that in no event shall the Issuer shall be obligated to grant a Lien to the T-Gas Assets if the sale or disposition thereof results in Net Cash Proceeds to the Issuer in excess of $500,000.

         (b) Without limitation of clause (a) of this Section 4.24, on the date any Replacement Assets shall be acquired pursuant to Section 4.16 and on the date of any Oil and Gas Assets are received in exchange or trade for other properties as contemplated by clause (G) of the definition of "Asset Sale," the Issuer shall, and shall cause each of its Restricted Subsidiaries to, execute and file in the appropriate filing offices mortgages, deeds of trust, security agreements, financing statements and other instruments granting to the Trustee, for the benefit of the Holders, a first priority Lien, subject only to Permitted Liens, on substantially all of such material Replacement Assets or other material Oil and Gas Assets received in exchange or trade.

         (c) In connection with any Security Documents executed and filed under clause (a) or (b) of Section 4.24, the Issuer shall also comply with the terms of Section 12.02 to the extent applicable.

         (d) On March 15th in each year, beginning with March 15, 2000, the Issuer shall review its and its Restricted Subsidiaries' Oil and Gas Assets to ascertain whether or not substantially all of such assets are then subject to the Lien of this Indenture and the Security Documents. If a substantial portion of such assets are not then subject to the Lien of this Indenture and the Security Documents, then the Issuer shall, and shall cause its Restricted Subsidiaries, to execute and file in the appropriate filing offices mortgages, deeds of trust, security agreements, financing statements and other instruments granting to the Trustee for the benefit of the Holders a first priority Lien, subject only to Permitted Liens, as is necessary or appropriate to accomplish such objective.

                                  ARTICLE FIVE

                              SUCCESSOR CORPORATION

         SECTION 5.01.  Merger, Consolidation and Sale of Assets.

         The Issuer will not, in a single transaction or series of related transactions, consolidate or merge with or into any Person, or sell, assign, transfer, lease, convey or otherwise dispose of (or cause or permit any Restricted Subsidiary to sell, assign, transfer, lease, convey or otherwise dispose of) all or substantially all of the Issuer's assets (determined on a consolidated basis for the Issuer and its Restricted Subsidiaries), whether as an entirety or substantially as an entirety to any Person unless: (a) either (i) the Issuer or such Restricted Subsidiary, as the case may be, shall be the surviving or continuing corporation or (ii) the Person (if other than the Issuer) formed by such consolidation or into which the Issuer is merged or the Person which acquires by sale, assignment, transfer, lease, conveyance or other disposition the properties and assets of the Issuer and its Restricted Subsidiaries substantially as an entirety (the "Surviving Entity") (x) shall be a corporation organized and validly existing under the laws of the United States or any state thereof or the District of Columbia (or if such Restricted Subsidiary was formed under the laws of Canada or any province or territory thereof, such Surviving Entity shall be a corporation organized and validly existing under the laws of Canada or any province or territory thereof) and (y) shall expressly assume, by supplemental indenture (in form and substance satisfactory to the Trustee), executed and delivered to the Trustee, the due and punctual payment of the principal of, premium, if any, and interest on all of the Notes and the performance of every covenant of the Notes, this Indenture, the Security Documents and the Registration Rights Agreement on the part of the Issuer to be performed or observed; (b) immediately after giving effect to such transaction and the assumption contemplated by clause (a)(ii)(y) above (including giving effect to any Indebtedness incurred or anticipated to be incurred and any Lien granted in connection with or in respect of such transaction), the Issuer or such Surviving Entity, as the case may be, (i) shall have a Consolidated Net Worth equal to or greater than the Consolidated Net Worth of the Issuer immediately prior to such transaction and (ii) shall be able to incur at least $1.00 of additional Indebtedness (other than Permitted
Indebtedness)  pursuant  to Section  4.12  hereof;  (c)  immediately  before and immediately after giving effect to such transaction and the assumption contemplated by clause (a)(ii)(y) above (including, without limitation, giving effect to any Indebtedness incurred or anticipated to be incurred and any Lien granted in connection with or in respect of the transaction), no Default or Event of Default shall have occurred or be continuing; and (d) the Issuer or the Surviving Entity, as the case may be, shall have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that such consolidation, merger, sale, assignment, transfer, lease, conveyance or other disposition and, if a supplemental indenture is required in connection with such transaction, such supplemental indenture comply with the applicable provisions hereof and that all conditions precedent in this Indenture relating to such transaction have been satisfied; provided, however, that such counsel may rely, as to matters of fact, on a certificate or certificates of officers of the Issuer.

         For purposes of the foregoing, the transfer (by lease, assignment, sale or otherwise, in a single transaction or series of transactions) of all or substantially all of the properties or assets of one or more Restricted Subsidiaries the Capital Stock of which constitutes all or substantially all of the properties and assets of the Issuer, shall be deemed to be the transfer of all or substantially all of the properties and assets of the Issuer.

         Each Subsidiary Guarantor (other than any Subsidiary Guarantor whose Guarantee is to be released in accordance with the terms of the Guarantee and this Indenture in connection with any transaction complying with the provisions of this Indenture described under this Section 5.01) will not, and the Issuer will not cause or permit any Subsidiary Guarantor to, consolidate with or merge with or into any Person other than the Issuer or another Subsidiary Guarantor that is a Wholly Owned Restricted Subsidiary unless: (a) the entity formed by or surviving any such consolidation or merger (if other than the Subsidiary Guarantor) or to which such sale, lease, conveyance or other disposition shall have been made is a corporation organized and existing under the laws of the United States or any state thereof or the District of Columbia (or if such Restricted Subsidiary was formed under the laws of Canada or any province or territory thereof, such Surviving Entity shall be a corporation organized and validly existing under the laws of Canada or any province or territory thereof);
(b) such entity assumes by execution of a supplemental indenture all of the obligations of the Subsidiary Guarantor under its Guarantee; (c) immediately after giving effect to such transaction, no Default or Event of Default shall have occurred and be continuing; and (d) immediately after giving effect to such transaction and the use of any net proceeds therefrom on a pro forma basis, the Issuer could satisfy the provisions of clause (b) of the first paragraph of this
Section 5.01. Any merger or consolidation of a Subsidiary Guarantor with and into the Issuer (with the Issuer being the Surviving Entity) or another Subsidiary Guarantor that is a Wholly Owned Restricted Subsidiary need only comply with clause (d) of the first paragraph of this Section 5.01.

         SECTION 5.02.  Successor Corporation Substituted.

         Upon any consolidation, combination or merger or any transfer of all or substantially all of the assets of the Issuer in accordance with the foregoing, in which the Issuer is not the Surviving Entity, the Surviving Entity formed by such consolidation or into which the Issuer is merged or to which such conveyance, lease or transfer is made shall succeed to, and be substituted for, and may exercise every right and power of, the Issuer under this Indenture and the Notes with the same effect as if such Surviving Entity had been named as such, and thereafter (except in the case of a lease), the predecessor corporation will be relieved of all further obligations and covenants under this Indenture and the Notes.

                                   ARTICLE SIX

                                    REMEDIES

         SECTION 6.01.  Events of Default.

         An "Event of Default" means any of the following events:

                  (a) the failure to pay interest (including any Liquidated Damages) on any Notes when the same becomes due and payable and such default continues for a period of 20 days;

                  (b) the failure to pay the principal of any Notes when such principal becomes due and payable, at maturity, upon redemption or otherwise (including the failure to make a payment to purchase Notes tendered pursuant to a Change of Control Offer or a Net Proceeds Offer);

                  (c) a default in the observance or performance of any other covenant or agreement contained in this Indenture which default continues for a period of 20 days after the Issuer or any Subsidiary Guarantor receives written notice specifying the default (and demanding that such default be remedied) from the Trustee or the Holders of at least 25% of the outstanding principal amount of the Notes (except in the case of a default with respect to observance or performance of any of the terms or provisions of Section 4.15, 4.16 or 5.01 which will constitute an Event of Default with such notice requirement but without such passage of time requirement);

                  (d) a default under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any Indebtedness of the Issuer or any Restricted Subsidiary (or the payment of which is guaranteed by the Issuer or any Restricted Subsidiary), whether such Indebtedness now exists, or is created after the Issue Date, which default (i) is caused by a failure to pay principal of or premium, if any, or interest on such Indebtedness after any applicable grace period provided in such Indebtedness (a "payment default") or (ii) results in the acceleration of such Indebtedness prior to its express maturity and, in each case, the principal amount of any such Indebtedness, together with the principal amount of any other such Indebtedness under which there has been a payment default or the maturity of which has been so accelerated, aggregates $5,000,000 or more;

                  (e) one or more judgments in an aggregate amount in excess of $5,000,000 (unless covered by insurance by a reputable insurer as to which the insurer has acknowledged coverage) shall have been rendered against the Issuer or any of its Restricted Subsidiaries and such judgments remain undischarged, unvacated, unpaid or unstayed for a period of 60 days after such judgment or judgments become final and non-appealable;

                  (f) the Issuer or any of its Subsidiaries pursuant to or under or within the meaning of any Bankruptcy Law:

                             (i)    commences a voluntary case or proceeding;

                            (ii) consents to the entry of an order for relief against it in an involuntary case or proceeding;

                           (iii) consents to the appointment of a Custodian of it or for all or substantially all of its property;

                           (iv) makes a general  assignment  for the  benefit of
                  its creditors; or

                           (v) shall generally not pay its debts when such debts
                  become due or shall admit in writing its inability to pay its debts generally;

                  (g) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that:

                           (i)  is  for  relief   against   the  Issuer  or  any
                  Subsidiary of the Issuer in an involuntary case or proceeding,

                           (ii) appoints a Custodian of the Issuer or any Subsidiary of the Issuer for all or substantially all of its Properties, or

                           (iii) orders the liquidation of the Issuer or any Subsidiary of the Issuer, and in each case the order or decree remains unstayed and in effect for 60 days; or

                  (h) any of the Guarantees or any of the Security Documents cease to be in full force and effect or any of the Guarantees or the Security Documents are declared to be null and void or invalid and unenforceable or any of the Subsidiary Guarantors denies or disaffirms its liability under its Guarantees (other than by reason of release of a Subsidiary Guarantor in accordance with the terms of this Indenture) or any obligor or any Related Person denies or disaffirms its liability under any Security Document to which it is party.

         SECTION 6.02.  Acceleration.

         Upon the happening of any Event of Default specified in Section 6.01, the Trustee may, or the holders of at least 25% in aggregate principal amount of outstanding Notes may, declare the principal of, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable by notice in writing to the Issuer and the Trustee specifying the respective Event of Default and that it is a "notice of acceleration" and the same shall become immediately due and payable. If an Event of Default of the type described in clause (f) or (g) above occurs and is continuing, then such amount will ipso facto become and be immediately due and payable without any declaration or other act on the part of the Trustee or any Holder.

         At any time after a declaration of acceleration with respect to the Notes as described in the preceding paragraph, the Holders of a majority in aggregate principal amount of the Notes then outstanding by written notice to the Issuer and the Trustee may rescind and cancel such declaration and its consequences (a) if the rescission would not conflict with any judgment or decree, (b) if all existing Events of Default have been cured or waived except nonpayment of principal or interest that has become due solely because of such acceleration, (c) to the extent the payment of such interest is lawful, interest on overdue installments of interest and overdue principal, which has become due otherwise than by such declaration of acceleration, has been paid, (d) if the Issuer has paid the Trustee its reasonable compensation and reimbursed the Trustee for its expenses, disbursements and advances, and (e) in the event of the cure or waiver of an Event of Default of the type described in clause (f) or
(g) of the description of Events of Default above, the Trustee shall have received an Officers' Certificate and an Opinion of Counsel that such Event of Default has been cured or waived; provided, however, that such counsel may rely, as to matters of fact, on a certificate or certificates of officers of the Issuer. No such rescission shall affect any subsequent Default or impair any right consequent thereto.

         SECTION 6.03.  Other Remedies.

         If an Event of Default occurs and is continuing, the Trustee may pursue any available remedy by proceeding at law or in equity to collect the payment of the principal of, premium, if any, or interest on the Notes or to enforce the performance of any provision of the Notes or this Indenture.

         All rights of action and claims under this Indenture or the Notes may be enforced by the Trustee even if it does not possess any of the Notes or does not produce any of them in the proceeding. A delay or omission by the Trustee or any Holder in exercising any right or remedy accruing upon an Event of Default shall not impair the right or remedy or constitute a waiver of or acquiescence in the Event of Default. No remedy is exclusive of any other remedy. All available remedies are cumulative to the extent permitted by law.

         SECTION 6.04.  Waiver of Past Defaults.

         Prior to the declaration of acceleration of the Notes, the Holders of not less than a majority in aggregate principal amount of the Notes then outstanding by written notice to the Trustee may, on behalf of the Holders of all the Notes, waive any existing Default or Event of Default and its consequences under this Indenture, except a Default or Event of Default specified in Section 6.01(a) or (b) or in respect of any provision hereof which cannot be modified or amended without the consent of the Holder so affected pursuant to Section 9.02. When a Default or Event of Default is so waived, it shall be deemed to be cured and shall cease to exist. This Section 6.04 shall be in lieu of ' 316(a)(1)(B) of the TIA and such ' 316(a)(1)(B) of the TIA is hereby expressly excluded from this Indenture and the Notes, as permitted by the TIA.

         SECTION 6.05.  Control by Majority.

         Holders of the Notes may not enforce this Indenture or the Notes except as provided in this Article Six and under the TIA. The Holders of not less than a majority in aggregate principal amount of the outstanding Notes shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee, provided, however, that the Trustee may refuse to follow any direction (a) that conflicts with any rule of law or this Indenture, (b) that the Trustee determines may be unduly prejudicial to the rights of another Holder, or (c) that may expose the Trustee to personal liability for which reasonable security and indemnity provided to the Trustee against such liability shall be inadequate; provided, further, however, that the Trustee may take any other action deemed proper by the Trustee that is not inconsistent with such direction or this Indenture. This Section 6.05 shall be in lieu of ' 316(a)(1)(A) of the TIA, and such ' 316(a)(1)(A) of the TIA is hereby expressly excluded from this Indenture and the Notes, as permitted by the TIA.

         SECTION 6.06.  Limitation on Suits.

         No Holder of any Notes shall have any right to institute any proceeding with respect to this Indenture, the Notes, any Guarantee or any Security Document or any remedy hereunder or thereunder, unless the Holders of at least 25% in aggregate principal amount of the outstanding Notes have made written request, and offered reasonable security and indemnity, to the Trustee to institute such proceeding as Trustee under the Notes and this Indenture, the Trustee has failed to institute such proceeding within 60 days after receipt of such notice, request and offer of security and indemnity and the Trustee, within such 60-day period, has not received directions inconsistent with such written request by Holders of not less than a majority in aggregate principal amount of the outstanding Notes.

         The foregoing limitations shall not apply to a suit instituted by a Holder of a Note for the enforcement of the payment of the principal of, premium, if any, or interest on, such Note on or after the respective due dates expressed or provided for in such Note.

         A Holder may not use this Indenture to prejudice the rights of any other Holders or to obtain priority or preference over such other Holders.

         SECTION 6.07.  Right of Holders To Receive Payment.

         Notwithstanding any other provision in this Indenture, the right of any Holder of a Note to receive payment of the principal of, premium, if any, and interest on such Note, on or after the respective due dates expressed or provided for in such Note, or to bring suit for the enforcement of any such payment on or after the respective due dates, is absolute and unconditional and shall not be impaired or affected without the consent of the Holder.

         SECTION 6.08.  Collection Suit by Trustee.

         If an Event of Default specified in clause (a) or (b) of Section 6.01 occurs and is continuing, the Trustee may recover judgment in its own name and as trustee of an express trust against the Issuer, or any other obligor on the Notes for the whole amount of the principal of, premium, if any, and accrued interest remaining unpaid, together with interest on overdue principal and, to the extent that payment of such interest is lawful, interest on overdue installments of interest, in each case at the rate per annum provided for by the Notes and such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, fees, expenses, disbursements and advances of the Trustee, its agents and counsel.

         SECTION 6.09.  Trustee May File Proofs of Claim.

         The Trustee may file such proofs of claim and other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, fees, expenses, disbursements and advances of the Trustee, its agents, counsel, accountants and experts) and the Holders allowed in any judicial proceedings relative to the Issuer, any Subsidiary Guarantor or Restricted Subsidiary (or any other obligor upon the Notes), their creditors or their property and shall be entitled and empowered to collect and receive any monies or other property payable or deliverable on any such claims and to distribute the same, and any Custodian in any such judicial proceedings is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due to it for the reasonable compensation, fees, expenses, disbursements and advances of the Trustee, its agent and counsel, and any other amounts due the Trustee under Section 7.07. Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the Notes or the rights of any Holder thereof, or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding.

         SECTION 6.10.  Priorities.

         If the Trustee collects any money pursuant to this Article Six it shall pay out such money in the following order:

                  First: to the Trustee (including any predecessor Trustee) for amounts due under Section 7.07;

                  Second: to Holders for interest accrued on the Notes, ratably, without preference or priority of any kind, according to the amounts due and payable on the Notes for interest;

                  Third: to Holders for the principal amounts (including any premium) owing under the Notes, ratably, without preference or priority of any kind, according to the amounts due and payable on the Notes for the principal (including any premium); and

                  Fourth:  the balance, if any, to the Issuer.

         The Trustee, upon prior written notice to the Issuer, may fix a record date and payment date for any payment to Holders pursuant to this Section 6.10.

         SECTION 6.11.  Undertaking for Costs.

         In any suit for the enforcement of any right or remedy under this Indenture or in any suit against the Trustee for any action taken or omitted by it as Trustee, a court may in its discretion require the filing by any party litigant in the suit of an undertaking to pay the costs of the suit, and the court in its discretion may assess reasonable costs, including reasonable attorneys' fees, against any party litigant in the suit, having due regard to the merits and good faith of the claims or defenses made by the party litigant. This Section 6.11 does not apply to any suit by the Trustee, any suit by a Holder pursuant to Section 6.06, or a suit by a Holder or Holders of more than 10% in aggregate principal amount of the outstanding Notes.

         SECTION 6.12.  Restoration of Rights and Remedies.

         If the Trustee or any Holder has instituted any proceeding to enforce any right or remedy under this Indenture, any Guarantee or any Note and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Holder, then and in every such case the Issuer, the Subsidiary Guarantors, the Trustee and the Holders shall, subject to any determination in such proceeding, be restored severally and respectively to their former positions hereunder, and thereafter all rights and remedies of the Trustee and the Holders shall continue as though no such proceeding had been instituted.

                                  ARTICLE SEVEN

                                     TRUSTEE

         SECTION 7.01.  Duties of Trustee.

         (a) If an Event of Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture and use the same degree of care and skill in its exercise thereof as a prudent person would exercise or use under the circumstances in the conduct of his own affairs.

         (b) Except during the continuance of an Event of Default:

                  (1) The Trustee need perform only those duties as are specifically set forth in this Indenture and no covenants or obligations shall be implied in this Indenture that are adverse to the Trustee.

                  (2) In the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture. However, in the case of any such certificates or opinions that by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall examine the certificates and opinions to determine whether or not they conform to the requirements of this Indenture.

         (c) Notwithstanding anything to the contrary herein contained, the Trustee may not be relieved from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (1) This paragraph does not limit the effect of paragraph (b) of this Section 7.01.

                  (2) The Trustee shall not be liable for any error of judgment made in good faith by a Trust Officer, unless it is proved that the Trustee was negligent in ascertaining the pertinent facts.

                  (3) The Trustee shall not be liable with respect to any action it takes or omits to take in good faith in accordance with a direction received by it pursuant to Section 6.02, 6.04 or 6.05.

         (d) No provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder or in the exercise of any of its rights or powers if it shall have reasonable grounds for believing that repayment of such funds or adequate security and indemnity against such risk or liability is not reasonably assured to it.

         (e) Every provision of this Indenture that in any way relates to the Trustee is subject to paragraphs (a), (b), (c) and (d) of this Section 7.01 and
Section 7.02.

         (f) The Trustee shall not be liable for interest on any money or assets received by it except as the Trustee may agree in writing with the Issuer. Assets held in trust by the Trustee need not be segregated from other assets except to the extent required by law.

         SECTION 7.02.  Rights of Trustee.

         Subject to Section 7.01:

                  (a) The Trustee may rely and shall be fully protected in acting or refraining from acting upon any document believed by it to be genuine and to have been signed or presented by the proper Person. The Trustee need not investigate any fact or matter stated in the document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit, and if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled to examine the books, records and premises of the Company, personally or by agent or attorney.

                  (b) Before the Trustee acts or refrains from acting, it may consult with counsel of its selection and may require an Officers' Certificate or an Opinion of Counsel, which shall conform to Sections
         10.04 and 10.05. The Trustee shall not be liable for any action it takes or omits to take in good faith in reliance on such Officers' Certificate or Opinion of Counsel.

                  (c) The Trustee may act through its attorneys and agents and shall not be responsible for the misconduct or negligence of any agent appointed with due care.

                  (d) The Trustee shall not be liable for any action that it takes or omits to take in good faith which it reasonably believes to be authorized or within the discretion, rights or powers conferred upon it by this Indenture.

                  (e) The Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, notice, request, direction, consent, order, bond, debenture, or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled, upon reasonable notice to the Issuer, to examine the books, records, and premises of the Issuer, personally or by agent or attorney and to consult with the officers and representatives of the Issuer, including the Issuer's accountants and attorneys.

                  (f) The Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request, order or direction of any of the Holders pursuant to the provisions of this Indenture, unless such Holders shall have offered, and if requested, provided to the Trustee security and indemnity satisfactory to the Trustee against the costs, expenses and liabilities which may be incurred by it in compliance with such request, order, direction or exercise.

                  (g) The Trustee shall not be required to give any bond or surety in respect of the performance of its powers and duties hereunder.

                  (h) Delivery of reports, information and documents to the Trustee under Section 4.08 is for informational purposes only and the Trustee's receipt of the foregoing shall not constitute constructive notice of any information contained therein or determinable from information contained therein, including the Issuer's and any Subsidiary Guarantor's compliance with any of their covenants hereunder (as to which the Trustee is entitled to rely exclusively on Officers' Certificates).

                  (i) No permissive right of the Trustee to act hereunder shall be construed as a duty.

                  (j) Whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, rely upon an Officers' Certificate, a written Opinion of Counsel, or both.

                  (k) Except with respect to Section 4.01 hereof, the Trustee shall have no duty to inquire as to the performance of the Company's covenants in Article Four hereof. In addition, the Trustee shall not be deemed to have knowledge of any Default or Event of Default except (i) any Event of Default occurring pursuant to Sections 6.01(a) and 6.01(b) hereof or (ii) any Default or Event of Default of which the Trustee shall have received written notification or obtained actual knowledge.

                  (l) The Trustee shall not be deemed to have notice or knowledge of any matter unless a Trust Officer has actual knowledge thereof or unless written notice thereof is received by the Trustee at the Corporate Trust Office of the Trustee and such notice references the Notes generally, the Company or this Indenture.

                  (m) The Trustee shall be authorized to exercise its rights and remedies under this Indenture and the Security Documents through one or more agents.

         SECTION 7.03.  Individual Rights of Trustee.

         The Trustee in its individual or any other capacity may become the owner or pledgee of Notes and may otherwise deal with the Issuer, any of its Subsidiaries, or their respective Affiliates with the same rights it would have if it were not Trustee. Any Agent may do the same with like rights. However, the Trustee must comply with Sections 7.10 and 7.11.

         SECTION 7.04.  Trustee's Disclaimer.

         The Trustee makes no representation as to the validity or adequacy of this Indenture, the Guarantees, the Registration Rights Agreement or the Notes, and it shall not be accountable for the Issuer's use of the proceeds from the Notes, and it shall not be responsible for any statement of the Issuer in this Indenture or the Notes other than the Trustee's certificate of authentication.

         SECTION 7.05.  Notice of Default.

         If a Default or an Event of Default occurs and is continuing and if (i) the Trustee receives written notice thereof or (ii) such default is an Event of Default under Section 6.01(a) or (b), the Trustee shall mail to each Holder notice of the uncured Default or Event of Default within 90 days after obtaining knowledge thereof. Except in the case of a Default or an Event of Default in payment of principal of, or interest on, any Note, including an accelerated payment, a Default in payment on the Change of Control Payment Date pursuant to a Change of Control Offer or on the Net Proceeds Offer Payment Date pursuant to a Net Proceeds Offer and a Default in compliance with Article Five hereof, the Trustee may withhold the notice if and so long as its Board of Directors, the executive committee of its Board of Directors or a committee of its directors and/or Trust Officers in good faith determines that withholding the notice is in the interest of the Holders. The foregoing sentence of this Section 7.05 shall be in lieu of the proviso to ' 315(b) of the TIA and such proviso to ' 315(b) of the TIA is hereby expressly excluded from this Indenture and the Notes, as permitted by the TIA.

         SECTION 7.06.  Reports by Trustee to Holders.

         Within 60 days after November 1 of each year beginning with 1998, the Trustee shall, to the extent that any of the events described in TIA ' 313(a) occurred within the previous twelve months, but not otherwise, mail to each Holder a brief report dated as of such date that complies with TIA ' 313(a). The Trustee also shall comply with TIA " 313(b), (c) and (d).

         A copy of each report at the time of its mailing to Holders shall be mailed to the Issuer and filed with the Commission and each stock exchange, if any, on which the Notes are listed.

         The Issuer shall promptly notify the Trustee if the Notes become listed on any stock exchange and the Trustee shall comply with TIA ' 313(d).

         SECTION 7.07.  Compensation and Indemnity.

         The Issuer shall pay to the Trustee from time to time such compensation for its services as has been agreed to by the Issuer and the Trustee. The Trustee's compensation shall not be limited by any law on compensation of a trustee of an express trust. The Issuer shall reimburse the Trustee upon request for all reasonable out-of-pocket expenses incurred or made by it in connection with the performance of its duties under this Indenture. Such expenses shall include the reasonable fees and expenses of the Trustee's agents, counsel, accountants and experts.

         The Issuer and the Subsidiary Guarantors shall jointly and severally indemnify each of the Trustee (or any predecessor Trustee) and its agents, employees, stockholders, Affiliates and directors and officers for, and hold them each harmless against, any and all loss, liability, damage, claim or expense (including reasonable fees and expenses of counsel), including taxes (other than taxes based on the income of the Trustee) incurred by them except for such actions to the extent caused by any negligence, bad faith or willful misconduct on their part, relating to or arising out of or in connection with
(i) the acceptance or administration of this trust including the reasonable costs and expenses of defending themselves against any claim or liability in connection with the exercise or performance of any of their rights, powers or duties hereunder, or (ii) the validity, invalidity, adequacy or inadequacy of this Indenture, the Subsidiary Guarantees, the Notes, the Registration Rights Agreement and the Offering Memorandum. The Trustee shall notify the Issuer promptly of any claim asserted against the Trustee for which it intends to seek indemnity. At the Trustee's sole discretion, the Issuer shall defend the claim and the Trustee shall cooperate and may participate in the defense; provided, however, that any settlement of a claim shall be approved in writing by the Trustee if such settlement would result in an admission of liability by the Trustee or if such settlement would not be accompanied by a full release of the Trustee for all liability arising out of the events giving rise to such claim. Alternatively, the Trustee may at its option have separate counsel of its own choosing and the Issuer shall pay the reasonable fees and expenses of such counsel.

         To secure the Issuer's payment obligations in this Section 7.07, the Trustee shall have a lien prior to the Notes on all assets or money held or collected by the Trustee, in its capacity as Trustee, except assets or money held in trust to pay principal of or premium, if any, or interest on particular Notes.

         When the Trustee incurs expenses or renders services after an Event of Default specified in Section 6.01(f) or (g) occurs, such expenses and the compensation for such services are intended to constitute expenses of administration under any Bankruptcy Law.

         The provisions of this Section 7.07 shall survive the termination of this Indenture.

         SECTION 7.08.  Replacement of Trustee.

         The Trustee may resign at any time by so notifying the Issuer. The Holders of a majority in principal amount of the outstanding Notes may remove the Trustee and appoint a successor Trustee with the Issuer's consent, by so notifying the Issuer and the Trustee. The Issuer may by resolution of its Board of Directors remove the Trustee if:

                  (1)      the Trustee fails to comply with Section 7.10;

                  (2)      the Trustee is adjudged bankrupt or insolvent;

                  (3) a receiver or other public officer takes charge of the Trustee or its property; or

                  (4) the Trustee becomes incapable of acting.

         If the Trustee resigns or is removed or if a vacancy exists in the office of Trustee for any reason, the Issuer shall notify each Holder of such event and shall promptly appoint a successor Trustee. Within one year after the successor Trustee takes office, the Holders of a majority in aggregate principal amount of the outstanding Notes may appoint a successor Trustee to replace the successor Trustee appointed by the Issuer.

         A successor Trustee shall deliver a written acceptance of its appointment to the retiring Trustee and to the Issuer. Immediately after that, the retiring Trustee shall transfer all property held by it as Trustee to the successor Trustee, subject to the Lien provided in Section 7.07, the resignation or removal of the retiring Trustee shall become effective, and the successor Trustee shall have all the rights, powers and duties of the Trustee under this Indenture. The Issuer shall mail notice of such successor Trustee's appointment to each Holder.

         If a successor Trustee does not take office within 30 days after the retiring Trustee resigns or is removed, the retiring Trustee, the Issuer or the Holders of at least 10% in aggregate principal amount of the outstanding Notes may petition any court of competent jurisdiction for the appointment of a successor Trustee.

         If the Trustee fails to comply with Section 7.10, any Holder may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee.

         Notwithstanding any resignation or replacement of the Trustee pursuant to this Section 7.08, the Issuer's obligations under Section 7.07 shall continue for the benefit of the retiring Trustee.

         SECTION 7.09.  Successor Trustee by Merger, Etc.

         If the Trustee consolidates with, merges or converts into, or transfers all or substantially all of its corporate trust business to, another corporation, the resulting, surviving or transferee corporation without any further act shall, if such resulting, surviving or transferee corporation is otherwise eligible hereunder, be the successor Trustee; provided, however, that such corporation shall be otherwise qualified and eligible under this Article Seven.

         SECTION 7.10.  Eligibility; Disqualification.

         This Indenture shall always have a Trustee who satisfies the requirement of TIA " 310(a)(1), (2) and (5). The Trustee (or, in the case of a Trustee that is a corporation included in a bank holding company system, the related bank holding company) shall have a combined capital and surplus of at least $150 million as set forth in its most recent published annual report of condition, and have a Corporate Trust Office in the City of New York. In addition, if the Trustee is a corporation included in a bank holding company system, the Trustee, independently of such bank holding company, shall meet the capital requirements of TIA ' 310(a)(2). The Trustee shall comply with TIA ' 310(b); provided, however, that there shall be excluded from the operation of TIA ' 310(b)(1) any indenture or indentures under which other securities, or certificates of interest or participation in other securities, of the Issuer are outstanding, if the requirements for such exclusion set forth in TIA ' 310(b)(1) are met. The provisions of TIA ' 310 shall apply to the Issuer and the Subsidiary Guarantors, as obligors of the Notes.

         SECTION 7.11.  Preferential Collection of Claims Against Issuer.

         The Trustee shall comply with TIA ' 311(a), excluding any creditor relationship listed in TIA ' 311(b). A Trustee who has resigned or been removed shall be subject to TIA ' 311(a) to the extent indicated therein. The provisions of TIA ' 311 shall apply to the Issuer and the Subsidiary Guarantors, as obligors on the Notes.

         SECTION 7.12.  Other Capacities.

         All references in this Indenture to the Trustee shall be deemed to refer to the Trustee in its capacity as Trustee and in its capacities as any Agent, to the extent acting in such capacities, and every provision of this Indenture relating to the conduct or affecting the liability or offering protection, immunity or indemnity to the Trustee shall be deemed to apply with the same force and effect to the Trustee acting in its capacities as any Agent.

                                  ARTICLE EIGHT

                       DISCHARGE OF INDENTURE; DEFEASANCE

         SECTION 8.01.  Termination of Issuer's Obligations.

         This Indenture, the Guarantees and the Security Documents will be discharged and will cease to be of further effect (except as to surviving rights of registration of transfer or exchange of the Notes, as expressly provided for in this Indenture) as to all outstanding Notes when (a) either (i) all Notes, theretofore authenticated and delivered (except lost, stolen or destroyed Notes which have been replaced or paid and Notes for whose payment money has theretofore been deposited in trust or segregated and held in trust by the Issuer and thereafter repaid to the Issuer or discharged from such trust) have been delivered to the Trustee for cancellation or (ii) all Notes not theretofore delivered to the Trustee for cancellation have become due and payable and the Issuer has irrevocably deposited or caused to be deposited with the Trustee funds in an amount sufficient to pay and discharge the entire Indebtedness on the Notes not theretofore delivered to the Trustee for cancellation, for principal of, premium, if any, and interest on the Notes to the date of deposit together with irrevocable written instructions in the form of an Officers' Certificate from the Issuer directing the Trustee to apply such funds to the payment thereof at maturity or redemption, as the case may be; (b) the Issuer has paid all other sums payable under this Indenture by the Issuer; and (c) the Issuer has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel stating that all conditions precedent under this Indenture relating to the satisfaction and discharge of this Indenture have been complied with; provided, however, that such counsel may rely, as to matters of fact, on a certificate or certificates of officers of the Issuer.

         The Issuer may, at its option and at any time, elect to have its obligations and the corresponding obligations of the Subsidiary Guarantors discharged with respect to the outstanding Notes ("Legal Defeasance"). Such Legal Defeasance means that the Issuer and the Subsidiary Guarantors shall be deemed to have paid and discharged the entire indebtedness represented by the outstanding Notes, and satisfied all of their obligations with respect to the Notes, except for (a) the rights of Holders to receive payments in respect of the principal of, premium, if any, and interest on the Notes when such payments are due, (b) the Issuer's obligations with respect to the Notes concerning issuing temporary Notes, registration of Notes, mutilated, destroyed, lost or stolen Notes and the maintenance of an office or agency for payments, (c) the rights, powers, trust, duties and immunities of the Trustee and the Issuer's obligations in connection therewith and (d) the Legal Defeasance provisions of this Section 8.01. In addition, the Issuer may, at its option and at any time, elect to have the obligations of the Issuer and the Subsidiary Guarantors, if any, released with respect to covenants contained in Sections 4.04, 4.08 and
4.10 through 4.20 and Article Five ("Covenant Defeasance") and thereafter any omission to comply with such obligations shall not constitute a Default or Event of Default with respect to the Notes. In the event of Covenant Defeasance, those events described under Section 6.01 (except those events described in Section 6.01(a),(b),(f) and (g)) will no longer constitute an Event of Default with respect to the Notes.

         In order to exercise either Legal Defeasance or Covenant Defeasance:

                  (a) the Issuer must irrevocably deposit with the Trustee, in trust, for the benefit of the Holders U.S. Legal Tender, non-callable U.S. Government Obligations, or a combination thereof, in such amounts as will be sufficient, in the opinion of a nationally recognized firm of independent public accountants, to pay the principal of, premium, if any, and interest on the Notes on the stated date for payment thereof or on the applicable Redemption Date, as the case may be;

                  (b) in the case of Legal Defeasance, the Issuer shall have delivered to the Trustee an Opinion of Counsel in the United States reasonably acceptable to the Trustee confirming that (i) the Issuer has received from, or there has been published by, the Internal Revenue Service a ruling or (ii) since the Issue Date, there has been a change in the applicable federal income tax law, in either case to the effect that, and based thereon such Opinion of Counsel shall confirm that, the Holders will not recognize income, gain or loss for federal income tax purposes as a result of such Legal Defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such Legal Defeasance had not occurred;

                  (c) in the case of Covenant Defeasance, the Issuer shall have delivered to the Trustee an Opinion of Counsel in the United States reasonably acceptable to the Trustee confirming that the Holders will not recognize income, gain or loss for federal income tax purposes as a result of such Covenant Defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such Covenant Defeasance had not occurred;

                  (d) no Default or Event of Default shall have occurred and be continuing on the date of such deposit or insofar as Events of Default under Section 6.01(f) or (g) from bankruptcy or insolvency events are concerned, at any time in the period ending on the 91st day after the date of deposit;

                  (e) such Legal Defeasance or Covenant Defeasance shall not result in a breach or violation of, or constitute a default under this Indenture or any other agreement or instrument to which the Issuer or any of its Restricted Subsidiaries is a party or by which the Issuer or any of its Restricted Subsidiaries is bound;

                  (f) the Issuer shall have delivered to the Trustee an Officers' Certificate stating that the deposit was not made by the Issuer with the intent of preferring the Holders over any other creditors of the Issuer or with the intent of defeating, hindering, delaying or defrauding any other creditors of the Issuer or others;

                  (g) the Issuer shall have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent provided for or relating to the Legal Defeasance or the Covenant Defeasance, as the case may be, have been complied with; provided, however, that such counsel may rely, as to matters of fact, on a certificate or certificates of officers of the Issuer;

                  (h) the Issuer shall have delivered to the Trustee an Opinion of Counsel to the effect that after the 91st day following the deposit, the trust funds will not be subject to the effect of any applicable bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally; and

                  (i)  certain   other   customary   conditions   precedent  are
         satisfied.

         SECTION 8.02.  Application of Trust Money.

         The Trustee or Paying Agent shall hold in trust U.S. Legal Tender or U.S. Government Obligations deposited with it pursuant to Section 8.01, and shall apply the deposited U.S. Legal Tender and the money from U.S. Government Obligations in accordance with this Indenture to the payment of the principal of and interest on the Notes. The Trustee shall be under no obligation to invest said U.S. Legal Tender or U.S. Government Obligations except as it may agree in writing with the Issuer.

         The Issuer shall pay and indemnify the Trustee against any tax, fee or other charge imposed on or assessed against the Legal Tender or U.S. Government Obligations deposited pursuant to Section 8.01 or the principal and interest received in respect thereof other than any such tax, fee or other charge which by law is for the account of the Holders of outstanding Notes. The provisions of this Section 8.02 shall survive the termination of this Indenture.

         SECTION 8.03.  Repayment to the Issuer.

         Subject to Section 8.01, the Trustee and the Paying Agent shall promptly pay to the Issuer upon request any excess U.S. Legal Tender or U.S. Government Obligations held by them at any time and thereupon shall be relieved from all liability with respect to such money. The Trustee and the Paying Agent shall pay to the Issuer upon receipt of a written order in the form of an Officers' Certificate requesting any money held by them for the payment of principal or interest that remains unclaimed for one year; provided, however, that the Trustee or such Paying Agent, before being required to make any payment, may at the expense of the Issuer cause to be published once in a newspaper of general circulation in the City of New York or mail to each Holder entitled to such money notice that such money remains unclaimed and that after a date specified therein which shall be at least 30 days from the date of such publication or mailing any unclaimed balance of such money then remaining will be repaid to the Issuer. After payment to the Issuer, Holders entitled to such money must look to the Issuer for payment as general creditors unless an applicable law designates another Person.

         SECTION 8.04.  Reinstatement.

         If the Trustee or Paying Agent is unable to apply any U.S. Legal Tender or U.S. Government Obligations in accordance with Section 8.01 by reason of any legal proceeding or by reason of any order or judgment of any court or governmental authority enjoining, restraining or otherwise prohibiting such application, then the Issuer's obligations under this Indenture and the Notes shall be revived and reinstated as though no deposit had occurred pursuant to
Section 8.01 until such time as the Trustee or Paying Agent is permitted to apply all such U.S. Legal Tender or U.S. Government Obligations in accordance with Section 8.01; provided, however, that if the Issuer has made any payment of interest on or principal of any Notes because of the reinstatement of its obligations, the Issuer shall be subrogated to the rights of the Holders of such Notes to receive such payment from the U.S. Legal Tender or U.S. Government Obligations held by the Trustee or Paying Agent.

         SECTION 8.05.  Acknowledgment of Discharge by Trustee.

         After (i) the conditions of Section 8.01 have been satisfied, (ii) the Issuer has paid or caused to be paid all other sums payable hereunder by the Issuer and (iii) the Issuer has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent referred to in clause (i) above relating to the satisfaction and discharge of this Indenture have been complied with, the Trustee upon written request of the Issuer in the form of an Officers' Certificate shall acknowledge in writing the discharge of the Issuer's obligations under this Indenture except for those surviving obligations specified in Sections 7.07 and 8.02.

                                  ARTICLE NINE

                            MODIFICATION OF INDENTURE

         SECTION 9.01.  Without Consent of Holders.

         Subject to the provisions of Section 9.02, the Issuer, the Subsidiary Guarantors and the Trustee may amend, waive or supplement this Indenture or any Security Document without notice to or consent of any Holder: (a) to cure any ambiguity, defect or inconsistency; (b) to comply with Section 5.01 of this Indenture; (c) to provide for uncertificated Notes in addition to certificated Notes; (d) to comply with any requirements of the Commission in order to effect or maintain the qualification of this Indenture under the TIA; or (e) to make any change that would provide any additional benefit or rights to the Holders or that does not adversely affect the rights of any Holder. Notwithstanding the foregoing, the Trustee and the Issuer may not make any change that adversely affects the rights of any Holder under this Indenture or any Security Document without the consent of such Holder. In formulating its opinion on such matters, the Trustee will be entitled to rely on such evidence as it deems appropriate, including, without limitation, solely on an Opinion of Counsel; provided, however, that in delivering such Opinion of Counsel, such counsel may rely as to matters of fact, on a certificate or certificates of officers of the Issuer.

         SECTION 9.02.  With Consent of Holders.

         All other amendments, supplements or waivers of this Indenture, the Notes, the Guarantees or any Security Document may be made with the consent of the Holders of not less than a majority of the then outstanding principal amount of the then outstanding Notes, except that, without the consent of each Holder of the Notes affected thereby, no amendment, supplement or waiver may, directly or indirectly: (i) reduce the amount of Notes whose Holders must consent to any amendment; (ii) reduce the rate of or change the time for payment of interest, including defaulted interest, on any Notes or reduce the amount of liquidated damages payable under the Registration Rights Agreement; (iii) reduce the principal of or change the fixed maturity of any Notes, or change the date on which any Notes may be subject to redemption or repurchase, or reduce the redemption or repurchase price therefor; (iv) make any Notes payable in currency other than that stated in the Notes; (v) make any change in provisions of this Indenture protecting the right of each Holder of a Note to receive payment of principal of and interest on such Note on or after the due date thereof or to bring suit to enforce such payment or permitting Holders of a majority in aggregate principal amount of the then outstanding Notes to waive Defaults or Events of Default; (vi) amend, change or modify in any material respect the obligation of the Issuer to make and consummate a Change of Control Offer in the event of a Change of Control or make and consummate a Net Proceeds Offer with respect to any Asset Sale that has been consummated or modify any of the provisions or definitions with respect thereto; (vii) modify or change any provision of this Indenture, any Security Document or Section 1.01 affecting the ranking of the Notes or any Guarantee in a manner which adversely affects the Holders; or (viii) release any Subsidiary Guarantor from any of its obligations under its Guarantee or this Indenture otherwise than in accordance with the terms of this Indenture.

         SECTION 9.03.  Compliance with TIA.

         Every amendment, waiver or supplement of this Indenture or the Notes shall comply with the TIA as then in effect; provided, however, that this
Section 9.03 shall not of itself require that this Indenture or the Trustee be qualified under the TIA or constitute any admission or acknowledgment by any party hereto that any such qualification is required prior to the time this Indenture and the Trustee are required by the TIA to be so qualified.

         SECTION 9.04.  Revocation and Effect of Consents.

         Until an amendment, waiver or supplement becomes effective, a consent to it by a Holder is a continuing consent by the Holder and every subsequent Holder of a Note or portion of a Note that evidences the same debt as the consenting Holder's Note, even if notation of the consent is not made on any Note. Subject to the following paragraph, any such Holder or subsequent Holder may revoke the consent as to such Holder's Note or portion of such Note by notice to the Trustee or the Issuer received before the date on which the Trustee receives an Officers' Certificate certifying that the Holders of the requisite principal amount of Notes have consented (and not theretofore revoked such consent) to the amendment, supplement or waiver. An amendment, supplement or waiver becomes effective upon receipt by the Trustee of such Officers' Certificate and evidence of consent by the Holders of the requisite percentage in principal amount of outstanding Notes.

         The Issuer may, but shall not be obligated to, fix a Record Date for the purpose of determining the Holders entitled to consent to any amendment, supplement or waiver, which Record Date shall be at least 30 days prior to the first solicitation of such consent. If a Record Date is fixed, then notwithstanding the second sentence of the immediately preceding paragraph, those Persons who were Holders at such Record Date (or their duly designated proxies), and only those Persons, shall be entitled to revoke any consent previously given, whether or not such Persons continue to be Holders after such Record Date. No such consent shall be valid or effective for more than 90 days after such Record Date unless consents from Holders of the requisite percentage in principal amount of outstanding Notes required hereunder for the effectiveness of such consents shall have also been given and not revoked within such 90 day period.

         SECTION 9.05.  Notation on or Exchange of Notes.

         If an amendment, supplement or waiver changes the terms of a Note, the Trustee may require the Holder of such Note to deliver it to the Trustee. The Trustee may place an appropriate notation on the Note about the changed terms and return it to the Holder. Alternatively, if the Issuer or the Trustee so determines, the Issuer in exchange for the Note shall issue and the Trustee upon receipt of a written order in the form of an Officers' Certificate shall authenticate a new Note that reflects the changed terms.

         SECTION 9.06.  Trustee To Sign Amendments, Etc.

         The Trustee shall execute any amendment, supplement or waiver approved by the Board of Directors of the Issuer and authorized pursuant to this Article Nine; provided, however, that the Trustee may, but shall not be obligated to, execute any such amendment, supplement or waiver which affects the Trustee's own rights, duties or immunities under this Indenture. In executing such supplement or waiver the Trustee shall be entitled to receive security and indemnity satisfactory to it, and shall be fully protected in relying upon an Opinion of Counsel and an Officers' Certificate of the Issuer, each stating that (a) no Event of Default shall occur as a result of such amendment, supplement or waiver, (b) such amendment, supplement or waiver has been approved by the Board of Directors of the Issuer and (c) the execution of any amendment, supplement or waiver authorized pursuant to this Article Nine is authorized or permitted by this Indenture, provided the legal counsel delivering such Opinion of Counsel may rely as to matters of fact on one or more Officers' Certificates of the Issuer. Such Opinion of Counsel shall not be an expense of the Trustee.

         SECTION 9.07. Evidence of Amendments, Supplements, Waivers. This Indenture, the Notes, the Guarantees and the Security Documents may only be amended, supplemented or waived by a written instrument duly signed as contemplated in Section 9.01 or 9.02.

                                   ARTICLE TEN

                                  MISCELLANEOUS

         SECTION 10.01.  TIA Controls.

         If any provision of this Indenture limits, qualifies, or conflicts with another provision which is required to be included in this Indenture by the TIA, the required provision shall control; provided, however, that this Section 10.01 shall not of itself require that this Indenture or the Trustee be qualified under the TIA or constitute any admission or acknowledgment by any party hereto that any such qualification is required prior to the time this Indenture and the Trustee are required by the TIA to be so qualified.

         SECTION 10.02.  Notices.

         Any notices or other communications required or permitted hereunder shall be in writing, and shall be sufficiently given if made by hand delivery, by telex, by telecopier or registered or certified mail, postage prepaid, return receipt requested, addressed as follows:

                  if to the Issuer or any Subsidiary Guarantor:

                           c/o Abraxas Petroleum Corporation
                           500 North Loop 1604 East
                           Suite 100
                           San Antonio, Texas  78232
                           Telecopier Number:  (210) 490-8816

                           Attn:  Chief Executive Officer
                  if to the Trustee:

                           Norwest Bank Minnesota, National Association
                           Sixth and Marquette
                           Minneapolis, Minnesota 55479-0069
                           Attn:  Corporate Trust Department
                           Telephone Number:  (612) 667-9764

         Each of the Issuer, the Subsidiary Guarantors and the Trustee by written notice to the others may designate additional or different addresses for notices to such Person. Any notice or communication to the Issuer, the Subsidiary Guarantors or the Trustee shall be deemed to have been given or made as of the date so delivered if hand delivered; when answered back, if telexed; when receipt is acknowledged, if faxed; and five (5) calendar days after mailing if sent by registered or certified mail, postage prepaid (except that a notice of change of address shall not be deemed to have been given until actually received by the addressee).

         Any notice or communication mailed to a Holder shall be mailed to him by first class mail or other equivalent means at his address as it appears on the registration books of the Registrar ten (10) days prior to such mailing and shall be sufficiently given to him if so mailed within the time prescribed.

         Failure to mail a notice or communication to a Holder or any defect in it shall not affect its sufficiency with respect to other Holders. If a notice or communication is mailed in the manner provided above, it is duly given, whether or not the addressee receives it, except for notices or communications to the Trustee which shall be effective only upon actual receipt thereof.

         SECTION 10.03.  Communications by Holders with Other Holders.

         Holders may communicate pursuant to TIA ' 312(b) with other Holders with respect to their rights under this Indenture or the Notes. The Issuer, the Subsidiary Guarantors, the Trustee, the Registrar and any other Person shall have the protection of TIA ' 312(c).

         SECTION 10.04.  Certificate and Opinion as to Conditions Precedent.

         Upon any request or application by the Issuer to the Trustee to take any action under this Indenture, the Issuer shall furnish to the Trustee:

                  (1)  an   Officers'   Certificate,   in  form  and   substance
         satisfactory to the Trustee, stating that, in the opinion of the signers, all conditions precedent to be performed by the Issuer, if any, provided for in this Indenture relating to the proposed action have been complied with; and

                  (2) an Opinion of Counsel stating that, in the opinion of such counsel, all such conditions precedent to be performed by the Issuer, if any, provided for in this Indenture relating to the proposed action have been complied with (which counsel, as to factual matters, may rely on an Officers' Certificate).

         SECTION 10.05.  Statements Required in Certificate or Opinion.

         Each certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture, other than the Officers' Certificate required by Section 4.06, shall include:

                  (1) a statement that the Person making such certificate or opinion has read such covenant or condition;

                  (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

                  (3) a statement that, in the opinion of such Person, he has made such examination or investigation as is reasonably necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                  (4) a statement as to whether or not, in the opinion of each such Person, such condition or covenant has been complied with.

         SECTION 10.06.  Rules by Trustee, Paying Agent, Registrar.

         The Trustee may make reasonable rules in accordance with the Trustee's customary practices for action by or at a meeting of Holders. The Paying Agent or Registrar may make reasonable rules for its functions.

         SECTION 10.07.  Legal Holidays.

         A "Legal Holiday" used with respect to a particular place of payment is a Saturday, a Sunday or a day on which banking institutions in New York, New York or at such place of payment are not required to be open. If a payment date is a Legal Holiday at such place, payment may be made at such place on the next succeeding day that is not a Legal Holiday, and no interest shall accrue for the intervening period.

         SECTION 10.08.  Governing Law.

         THIS INDENTURE, THE NOTES AND THE GUARANTEES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK. Each of the parties hereto agrees to submit to the jurisdiction of the courts of the State of New York in any action or proceeding arising out of or relating to this Indenture.

         SECTION 10.09.  No Adverse Interpretation of Other Agreements.

         This Indenture may not be used to interpret another indenture, loan or debt agreement of the Issuer, any Subsidiary Guarantor or any of their Subsidiaries. Any such indenture, loan or debt agreement may not be used to interpret this Indenture.

         SECTION 10.10.  No Personal Liability.

         No director, officer, employee or stockholder, as such, of the Issuer or any Subsidiary Guarantor, as such, shall have any liability for any obligations of the Issuer or any Subsidiary Guarantor under the Notes, this Indenture, the Guarantees or the Registration Rights Agreement or for any claim based on, in respect of, or by reason of, such obligations or their creation. Each Holder of Notes by accepting a Note waives and releases all such liability. The waiver and release are part of the consideration for the issuance of the Notes.

         SECTION 10.11.  Successors.

         All agreements of the Issuer and the Subsidiary Guarantors in this Indenture, the Notes and the Guarantees shall bind their successors. Except as permitted under Article Five, neither the Issuer nor any Subsidiary Guarantor may assign any or all of its rights hereunder. All agreements of the Trustee in this Indenture shall bind its successors.

         SECTION 10.12.  Duplicate Originals.

         All parties may sign any number of copies of this Indenture. Each signed copy shall be an original, but all of them together shall represent the same agreement.

         SECTION 10.13.  Severability.

         In case any one or more of the provisions in this Indenture or in the Notes shall be held invalid, illegal or unenforceable, in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions shall not in any way be affected or impaired thereby, it being intended that all of the provisions hereof shall be enforceable to the full extent permitted by law.

         SECTION 10.14.  Independence of Covenants.

         All covenants and agreements in this Indenture and the Notes shall be given independent effect so that if any particular action or condition is not permitted by any of such covenants, the fact that it would be permitted by an exception to, or otherwise be within the limitations of, another covenant shall not avoid the occurrence of a Default or an Event of Default if such action is taken or condition exists.

         SECTION 10.15. Currency Indemnity. This is an international loan transaction in which the specification of U.S. Dollars is of the essence, and the stipulated currency shall in each instance be the currency of account and payment in all instances. A payment obligation in U.S. Dollars hereunder or under the Notes (the "Original Currency") shall not be discharged by an amount paid in another currency (the "Other Currency"), whether pursuant to any judgment expressed in or converted into any Other Currency or in another place except to the extent that such tender or recovery results in the effective receipt by the Holders of the full amount of the Original Currency payable to it under this Indenture or the Notes. If for the purpose of obtaining judgment in any court it is necessary to convert a sum due hereunder in the Original Currency into the Other Currency, the rate of exchange that shall be applied shall be that at which in accordance with normal banking procedures the Trustee could purchase Original Currency at its principal office with the Other Currency on the Business Day next preceding the day on which such judgment is rendered. The obligation of the Issuer and the Subsidiary Guarantors in respect of any such sum due from them to the Trustee or any Holder hereunder or under any other document (in this Section 10.15 called an "Entitled Person") shall, notwithstanding the rate of exchange actually applied in rendering such judgment, be discharged only to the extent that on the Business Day following receipt by such Entitled Person of any sum adjudged to be due hereunder in the Other Currency such Entitled Person may in accordance with normal banking procedures purchase and transfer the Original Currency to New York with the amount of the judgment currency so adjudged to be due; and the Issuer and the Subsidiary Guarantors each hereby, as a separate obligation and notwithstanding any such judgment, agrees jointly and severally to indemnify such Entitled Person against, and to pay such Entitled Person on demand, in the Original Currency, the amount (if any) by which the sum originally due to such Entitled Person in the Original Currency hereunder exceeds the amount of the Original Currency so purchased and transferred.

                                 ARTICLE ELEVEN

                               GUARANTEE OF NOTES

         SECTION 11.01.  Unconditional Guarantee.

         Subject to the provisions of this Article Eleven, each Subsidiary Guarantor, if any, hereby, jointly and severally, unconditionally and irrevocably guarantees, on a senior basis (such guarantee to be referred to herein as a "Guarantee") to each Holder of a Note authenticated and delivered by the Trustee and to the Trustee and its successors and assigns, irrespective of the validity and enforceability of this Indenture, the Notes or the obligations of the Issuer or any Subsidiary Guarantor to the Holders or the Trustee hereunder or thereunder, that: (a) the principal of, premium, if any, and interest on the Notes (and any Liquidated Damages payable thereon) shall be duly and punctually paid in full when due, whether at maturity, upon redemption at the option of Holders pursuant to the provisions of the Notes relating thereto, by acceleration or otherwise, and interest on the overdue principal and (to the extent permitted by law) interest, if any, on the Notes and all other obligations of the Issuer or the Subsidiary Guarantors to the Holders or the Trustee hereunder or thereunder (including amounts due the Trustee under Section
7.07 hereof) and all other obligations shall be promptly paid in full or performed, all in accordance with the terms hereof and thereof; and (b) in case of any extension of time of payment or renewal of any Notes or any of such other obligations, the same shall be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at maturity, by acceleration or otherwise. Failing payment when due of any amount so guaranteed, or failing performance of any other obligation of the Issuer to the Holders under this Indenture or under the Notes, for whatever reason, each Subsidiary Guarantor shall be obligated jointly or severally to pay or to perform, or cause the performance of, the same immediately. An Event of Default under this Indenture or the Notes shall entitle the Holders of Notes to accelerate the obligations of the Subsidiary Guarantors hereunder in the same manner and to the same extent as the obligations of the Issuer.

         Each of the Subsidiary Guarantors hereby agrees that its obligations hereunder shall be unconditional, irrespective of the validity, regularity or enforceability of the Notes or this Indenture, the absence of any action to enforce the same, any waiver or consent by any Holder of the Notes with respect to any provisions hereof or thereof, any release of any other Subsidiary Guarantor, the recovery of any judgment against the Issuer, any action to enforce the same, whether or not a Guarantee is affixed to any particular Note, or any other circumstance which might otherwise constitute a legal or equitable discharge or defense of a guarantor. Each of the Subsidiary Guarantors hereby waives the benefit of diligence, presentment, demand of payment, filing of claims with a court in the event of insolvency or bankruptcy of the Issuer, any right to require a proceeding first against the Issuer, protest, notice and all demands whatsoever and covenants that its Guarantee shall not be discharged except by complete performance of the obligations contained in the Notes, this Indenture and this Guarantee. This Guarantee is a guarantee of payment and not of collection. If any Holder or the Trustee is required by any court or otherwise to return to the Issuer or to any Subsidiary Guarantor, or any custodian, trustee, liquidator or other similar official acting in relation to the Issuer or such Subsidiary Guarantor, any amount paid by the Issuer or such Subsidiary Guarantor to the Trustee or such Holder, this Guarantee, to the extent theretofore discharged, shall be reinstated in full force and effect. Each Subsidiary Guarantor further agrees that, as between it, on the one hand, and the Holders of Notes and the Trustee, on the other hand, (a) subject to this Article Eleven, the maturity of the obligations guaranteed hereby may be accelerated as provided in Article Six hereof for the purposes of this Guarantee, notwithstanding any stay, injunction or other prohibition preventing such acceleration in respect of the obligations guaranteed hereby, and (b) in the event of any acceleration of such obligations as provided in Article Six hereof, such obligations (whether or not due and payable) shall forthwith become due and payable by the Subsidiary Guarantors for the purpose of this Guarantee.

         No stockholder, officer, director, employee or incorporator, past, present or future, or any Subsidiary Guarantor, as such, shall have any personal liability under this Guarantee solely by reason of his, her or its status as such stockholder, officer, director, employee or incorporator.

         Each Subsidiary Guarantor that makes a payment or distribution under its Guarantee shall be entitled to a contribution from each other Subsidiary Guarantor, determined in accordance with GAAP.

         SECTION 11.02.  Limitations on Guarantees.

         The obligations of each Subsidiary Guarantor in the United States under its Guarantee will be limited to the maximum amount which, after giving effect to all other contingent and fixed liabilities of such Subsidiary Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Subsidiary Guarantor in respect of the obligations of such other Subsidiary Guarantor under its Guarantee or pursuant to its contribution obligations under this Indenture, will result in the obligations of such Subsidiary Guarantor under the Guarantee not constituting a fraudulent conveyance or fraudulent transfer under federal or state law.

         SECTION 11.03.  Execution and Delivery of Guarantee.

         To further evidence the Guarantee set forth in Section 11.01, each Subsidiary Guarantor hereby agrees that a notation of such Guarantee, substantially in the form of Exhibit E herein, shall be endorsed on each Note authenticated and delivered by the Trustee. Such Guarantee shall be executed on behalf of each Subsidiary Guarantor by either manual or facsimile signature of two Officers of each Subsidiary Guarantor, each of whom, in each case, shall have been duly authorized to so execute by all requisite corporate action. The validity and enforceability of any Guarantee shall not be affected by the fact that it is not affixed to any particular Note.

         Each of the Subsidiary Guarantors hereby agrees that its Guarantee set forth in Section 11.01 shall remain in full force and effect notwithstanding any failure to endorse on each Note a notation of such Guarantee.

         If an Officer of a Subsidiary Guarantor whose signature is on this Indenture or a Guarantee no longer holds that office at the time the Trustee authenticates the Note on which such Guarantee is endorsed or at any time thereafter, such Subsidiary Guarantor's Guarantee of such Note shall be valid nevertheless.

         The delivery of any Note by the Trustee, after the authentication thereof hereunder, shall constitute due delivery of any Guarantee set forth in this Indenture on behalf of each Subsidiary Guarantor.

         SECTION 11.04.  Release of a Subsidiary Guarantor.

         (a) If no Default exists or would exist under this Indenture, upon the sale or disposition of all of the Capital Stock of a Subsidiary Guarantor by the Issuer or a Restricted Subsidiary of the Issuer in a transaction constituting an Asset Sale the Net Cash Proceeds of which are applied in accordance with Section 4.16, or upon the consolidation or merger of a Subsidiary Guarantor with or into any Person in compliance with Article Five (in each case, other than to the Issuer or an Affiliate of the Issuer or a Restricted Subsidiary), such Subsidiary Guarantor and each Subsidiary of such Subsidiary Guarantor that is also a Subsidiary Guarantor shall be deemed released from all obligations under this Article Eleven without any further action required on the part of the Trustee or any Holder and all Collateral owned by such Person shall be released to the extent set forth in Section 12.04; provided, however, that each such Subsidiary Guarantor is sold or disposed of in accordance with this Indenture. Any Subsidiary Guarantor not so released or the entity surviving such Subsidiary Guarantor, as applicable, shall remain or be liable under its Guarantee as provided in this Article Eleven.

         (b) The Trustee shall deliver to the Issuer an appropriate instrument evidencing the release of a Subsidiary Guarantor upon receipt of a written request by the Issuer or such Subsidiary Guarantor accompanied by an Officers' Certificate and an Opinion of Counsel certifying as to the compliance with this
Section 11.04, provided the legal counsel delivering such Opinion of Counsel may rely as to matters of fact on one or more Officers' Certificates of the Issuer.

         The Trustee shall execute any documents reasonably requested by the Issuer or a Subsidiary Guarantor in order to evidence the release of such Subsidiary Guarantor from its obligations under its Guarantee endorsed on the Notes and under this Article Eleven.

         Except as set forth in Articles Four and Five and this Section 11.04, nothing contained in this Indenture or in any of the Notes shall prevent any consolidation or merger of a Subsidiary Guarantor with or into the Issuer or another Subsidiary Guarantor or shall prevent any sale or conveyance of the property of a Subsidiary Guarantor as an entirety or substantially as an entirety to the Issuer or another Subsidiary Guarantor.

         SECTION 11.05.  Waiver of Subrogation.

         Until this Indenture is discharged and all of the Notes are discharged and paid in full, each Subsidiary Guarantor hereby irrevocably waives and agrees not to exercise any claim or other rights which it may now or hereafter acquire against the Issuer that arise from the existence, payment, performance or enforcement of the Issuer's obligations under the Notes or this Indenture and such Subsidiary Guarantor's obligations under this Guarantee and this Indenture, in any such instance including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, indemnification, and any right to participate in any claim or remedy of the Holders against the Issuer, whether or not such claim, remedy or right arises in equity, or under contract, statute or common law, including, without limitation, the right to take or receive from the Issuer, directly or indirectly, in cash or other property or by set-off or in any other manner, payment or security on account of such claim or other rights. If any amount shall be paid to any Subsidiary Guarantor in violation of the preceding sentence and any amounts owing to the Trustee or the Holders of Notes under or in connection with the Notes, this Indenture, or any other document or instrument delivered under or in connection with such agreements or instruments, shall not have been paid in full, such amount shall have been deemed to have been paid to such Subsidiary Guarantor for the benefit of, and held in trust for the benefit of, the Trustee or the Holders and shall forthwith be paid to the Trustee for the benefit of itself or such Holders to be credited and applied to the obligations in favor of the Trustee or the Holders, as the case may be, whether matured or unmatured, in accordance with the terms of this Indenture. Each Subsidiary Guarantor acknowledges that it will receive direct and indirect benefits from the financing arrangements contemplated by this Indenture and that the waiver set forth in this Section 11.05 is knowingly made in contemplation of such benefits.

         SECTION 11.06.  Immediate Payment.

         Each Subsidiary Guarantor agrees to make immediate payment to the Trustee on behalf of the Holders of all Obligations owing or payable to the respective Holders upon receipt of a demand for payment therefor by the Trustee to such Subsidiary Guarantor in writing.

         SECTION 11.07.  No Set-Off.

         Each payment to be made by a Subsidiary Guarantor hereunder in respect of the Obligations shall be payable in the currency or currencies in which such Obligations are denominated, and shall be made without set-off, counterclaim, reduction or diminution of any kind or nature.

         SECTION 11.08.  Obligations Absolute.

         The obligations of each Subsidiary Guarantor hereunder are and shall be absolute and unconditional and any monies or amounts expressed to be owing or payable by each Subsidiary Guarantor hereunder which may not be recoverable from such Subsidiary Guarantor on the basis of a Guarantee shall be recoverable from such Subsidiary Guarantor as a primary obligor and principal debtor in respect thereof.

         SECTION 11.09.  Obligations Continuing.

         The obligations of each Subsidiary Guarantor hereunder shall be continuing and shall remain in full force and effect until all the obligations have been paid and satisfied in full. Each Subsidiary Guarantor agrees with the Trustee that it will from time to time deliver to the Trustee suitable written acknowledgments of its continued liability hereunder and under any other instrument or instruments in such form as counsel to the Trustee may advise and as will prevent any action brought against it in respect of any default hereunder being barred by any statute of limitations now or hereafter in force and, in the event of the failure of a Subsidiary Guarantor so to do, it hereby irrevocably appoints the Trustee the attorney and agent of such Subsidiary Guarantor to make, execute and deliver such written acknowledgment or acknowledgments or other instruments as may from time to time become necessary or advisable, in the judgment of the Trustee on the advice of counsel, to fully maintain and keep in force the liability of such Subsidiary Guarantor hereunder; provided, however, that notwithstanding anything herein to the contrary, nothing in this Section 11.09 shall be construed to obligate the Trustee to take any action not otherwise allowed by this Indenture or the TIA, and under no circumstances shall Trustee be required to take any actions in compliance with this Section 11.09 which would incur any liability whatsoever under the terms of this Indenture or otherwise except to the extent that it is provided with security or indemnity satisfactory to it, nor shall Trustee's actions hereunder be deemed to be a breach of any other provision of this Indenture.

         SECTION 11.10.  Obligations Not Reduced.

         The obligations of each Subsidiary Guarantor hereunder shall not be satisfied, reduced or discharged solely by the payment of such principal, premium, if any, interest, fees and other monies or amounts as may at any time prior to discharge of this Indenture pursuant to Article 8 be or become owing or payable under or by virtue of or otherwise in connection with the Notes or this Indenture.

         SECTION 11.11.  Obligations Reinstated.

         The obligations of each Subsidiary Guarantor hereunder shall continue to be effective or shall be reinstated, as the case may be, if at any time any payment which would otherwise have reduced the obligations of any Subsidiary Guarantor hereunder (whether such payment shall have been made by or on behalf of the Issuer or by or on behalf of a Subsidiary Guarantor) is rescinded or reclaimed from any of the Holders upon the insolvency, bankruptcy, liquidation or reorganization of the Issuer or any Subsidiary Guarantor or otherwise, all as though such payment had not been made. If demand for, or acceleration of the time for, payment by the Issuer is stayed upon the insolvency, bankruptcy, liquidation or reorganization of the Issuer, all such Indebtedness otherwise subject to demand for payment or acceleration shall nonetheless be payable by each Subsidiary Guarantor as provided herein.

         SECTION 11.12.  Obligations Not Affected.

         The obligations of each Subsidiary Guarantor hereunder shall not be affected, impaired or diminished in any way by any act, omission, matter or thing whatsoever, occurring before, upon or after any demand for payment hereunder (and whether or not known or consented to by any Subsidiary Guarantor or any of the Holders) which, but for this provision, might constitute a whole or partial defense to a claim against any Subsidiary Guarantor hereunder or might operate to release or otherwise exonerate any Subsidiary Guarantor from any of its obligations hereunder or otherwise affect such obligations, whether occasioned by default of any of the Holders or otherwise, including, without limitation:

                  (a) any limitation of status or power, disability, incapacity or other circumstance relating to the Issuer or any other Person, including any insolvency, bankruptcy, liquidation, reorganization, readjustment, composition, dissolution, winding-up or other proceeding involving or affecting the Issuer or any other Person;

                  (b) any irregularity, defect, unenforceability or invalidity in respect of any indebtedness or other obligation of the Issuer or any other Person under this Indenture, the Notes or any other document or instrument;

                  (c) any failure of the Issuer, whether or not without fault on its part, to perform or comply with any of the provisions of this Indenture or the Notes, or to give notice thereof to a Subsidiary Guarantor;

                  (d) the taking or enforcing or exercising or the refusal or neglect to take or enforce or exercise any right or remedy from or against the Issuer or any other Person or their respective assets or the release or discharge of any such right or remedy;

                  (e) the granting of time, renewals, extensions, compromises, concessions, waivers, releases, discharges and other indulgences to the Issuer or any other Person;

                  (f) any change in the time, manner or place of payment of, or in any other term of, any of the Notes, or any other amendment, variation, supplement, replacement or waiver of, or any consent to departure from, any of the Notes or this Indenture, including, without limitation, any increase or decrease in the principal amount of or premium, if any, or interest on any of the Notes;

                  (g) any change in the ownership, control, name, objects, businesses, assets, capital structure or constitution of the Issuer or a Subsidiary Guarantor;

                  (h) any merger or amalgamation of the Issuer or a Subsidiary Guarantor with any Person or Persons;

                  (i) the occurrence of any change in the laws, rules, regulations or ordinances of any jurisdiction by any present or future action of any governmental authority or court amending, varying, reducing or otherwise affecting, or purporting to amend, vary, reduce or otherwise affect, any of the Obligations or the obligations of a Subsidiary Guarantor under its Guarantee; and

                  (j) any other circumstance, including release of the Subsidiary Guarantor pursuant to Section 11.04 (other than by complete, irrevocable payment) that might otherwise constitute a legal or equitable discharge or defense of the Issuer under this Indenture or the Notes or of a Subsidiary Guarantor in respect of its Guarantee hereunder.

         SECTION 11.13.  Waiver.

         Without in any way limiting the provisions of Section 11.01 hereof, each Subsidiary Guarantor hereby waives notice of acceptance hereof, notice of any liability of any Subsidiary Guarantor hereunder, notice or proof of reliance by the Holders upon the obligations of any Subsidiary Guarantor hereunder, and diligence, presentment, demand for payment on the Issuer, protest, notice of dishonor or non-payment of any of the Obligations, or other notice or formalities to the Issuer or any Subsidiary Guarantor of any kind whatsoever.

         SECTION 11.14.  No Obligation To Take Action Against the Issuer.

         Neither the Trustee nor any other Person shall have any obligation to enforce or exhaust any rights or remedies or to take any other steps under any security for the Obligations or against the Issuer or any other Person or any Property of the Issuer or any other Person before the Trustee is entitled to demand payment and performance by any or all Subsidiary Guarantors of their liabilities and obligations under their Guarantees or under this Indenture.

         SECTION 11.15.  Dealing with the Issuer and Others.

         The Holders, without releasing, discharging, limiting or otherwise affecting in whole or in part the obligations and liabilities of any Subsidiary Guarantor hereunder and without the consent of or notice to any Subsidiary Guarantor, may

                  (a)   grant   time,   renewals,    extensions,    compromises,
         concessions, waivers, releases, discharges and other indulgences to the Issuer or any other Person;

                  (b) take or abstain from taking security or collateral from the Issuer or any other Person or from perfecting security or collateral of the Issuer or any other Person;

                  (c) release, discharge, compromise, realize, enforce or otherwise deal with or do any act or thing in respect of (with or without consideration) any and all collateral, mortgages or other security given by the Issuer or any third party with respect to the obligations or matters contemplated by this Indenture or the Notes;

                  (d)      accept compromises or arrangements from the Issuer;

                  (e) apply all monies at any time received from the Issuer or from any security upon such part of the Obligations as the Holders may see fit or change any such application in whole or in part from time to time as the Holders may see fit; and

                  (f) otherwise deal with, or waive or modify their right to deal with, the Issuer and all other Persons and any security as the Holders or the Trustee may see fit.

         SECTION 11.16.  Default and Enforcement.

         If any  Subsidiary  Guarantor  fails to pay in accordance  with Section
11.06 hereof, the Trustee may proceed in its name as trustee hereunder in the enforcement of the Guarantee of any such Subsidiary Guarantor and such Subsidiary Guarantor's obligations thereunder and hereunder by any remedy provided by law, whether by legal proceedings or otherwise, and to recover from such Subsidiary Guarantor the obligations.

         SECTION 11.17.  Acknowledgment.

         Each Subsidiary Guarantor hereby acknowledges communication of the terms of this Indenture and the Notes and consents to and approves of the same.

         SECTION 11.18.  Costs and Expenses.

         Each Subsidiary Guarantor shall pay on demand by the Trustee any and all costs, fees and expenses (including, without limitation, legal fees on a solicitor and client basis) incurred by the Trustee, its agents, advisors and counsel or any of the Holders in enforcing any of their rights under any Guarantee.

         SECTION 11.19.  No Merger or Waiver; Cumulative Remedies.

         No Guarantee shall operate by way of merger of any of the obligations of a Subsidiary Guarantor under any other agreement, including, without limitation, this Indenture. No failure to exercise and no delay in exercising, on the part of the Trustee or the Holders, any right, remedy, power or privilege hereunder or under this Indenture or the Notes, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder or under this Indenture or the Notes preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges in the Guarantee and under this Indenture, the Notes and any other document or instrument between a Subsidiary Guarantor and/or the Issuer and the Trustee are cumulative and not exclusive of any rights, remedies, powers and privilege provided by law.

         SECTION 11.20.  Survival of Obligations.

         Without prejudice to the survival of any of the other obligations of each Subsidiary Guarantor hereunder, the obligations of each Subsidiary
Guarantor under Section 11.01 shall survive the payment in full of the Obligations and shall be enforceable against such Subsidiary Guarantor without regard to and without giving effect to any defense, right of offset or counterclaim available to or which may be asserted by the Issuer or any Subsidiary Guarantor.

         SECTION 11.21.  Guarantee in Addition to Other Obligations.

         The obligations of each Subsidiary Guarantor under its Guarantee and this Indenture are in addition to and not in substitution for any other obligations to the Trustee or to any of the Holders in relation to this Indenture or the Notes and any guarantees or security at any time held by or for the benefit of any of them.

         SECTION 11.22.  Severability.

         Any provision of this Article Eleven which is prohibited or unenforceable in any jurisdiction shall not invalidate the remaining provisions and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction unless its removal would substantially defeat the basic intent, spirit and purpose of this Indenture and this Article Eleven.

                                 ARTICLE TWELVE

                                    SECURITY

         SECTION 12.01.  Grant of Security Interest; Remedies.

         (a) In order to secure the obligations of the Issuer hereunder, the Issuer hereby covenants to and to cause each Subsidiary Guarantor owning Oil and Gas Assets to execute and deliver on or before the Issue Date one or more Mortgages and other Security Documents, as reasonably determined by the Trustee to obtain a Lien on substantially all of the Oil and Gas Assets of the Issuer and the Subsidiary Guarantors as of the Issue Date and on the Capital Stock of Grey Wolf owned by the Issuer and Canadian Abraxas. Each such Security Document, when executed and delivered, shall be deemed hereby incorporated by reference herein to the same extent and as fully as if set forth in their entirety at this place, and reference is made hereby to each such Security Document for a more complete description of the terms and provisions thereof. Each Holder, by accepting a Note, agrees to all of the terms and provisions of each Security Document and the Trustee agrees to all of the terms and provisions of each Security Document.

         (b) If (i) the Notes become due and payable prior to the Maturity Date or are not paid in full at the Maturity Date or (ii) an Event of Default has occurred and is continuing, the Trustee may take all actions it deems necessary or appropriate, including, but not limited to, foreclosing upon the Collateral in accordance with the Security Documents and applicable law. The proceeds received from the sale of any Collateral that is the subject of a foreclosure or collection suit shall be applied in accordance with the priorities Section 6.10. The Trustee has the power to institute and maintain such suits and proceedings as it may deem expedient to prevent impairment of, or to preserve or protect its and the Holders' interest in, the Collateral in the manner set forth in Article Seven.

         (c) Unless an Event of Default shall have occurred and be continuing, the Issuer and the Subsidiary Guarantors will have the right to remain in possession and retain exclusive control of the Collateral securing the Notes (other than any cash, securities, obligations and Cash Equivalents constituting part of the Collateral and deposited with the Trustee in the Collateral Account and other than as set forth in the Security Documents), to freely operate the Collateral and to collect, invest and dispose of any income thereon or therefrom.

         SECTION 12.02.  Recording and Opinions.

         (a) The Issuer shall take or cause to be taken all action required to perfect, maintain, preserve and protect the Lien in the Collateral granted by the Security Documents, including, without limitation, the filing of financing statements, continuation statements and any instruments of further assurance, in such manner and in such places as may be required by law fully to preserve and protect the rights of the Holders and the Trustee under this Indenture and the Security Documents to all property comprising the Collateral. The Issuer shall from time to time promptly pay all financing and continuation statement recording and/or filing fees, charges and taxes relating to this Indenture, the Security Documents, any amendments thereto and any other instruments of further assurance required pursuant to the Security Documents.

         (b) The Issuer shall, to the extent required by the TIA, furnish to the Trustee, at closing and at such other time as required by ' 314(b) of the TIA, Opinion(s) of Counsel either (i) substantially to the effect that, in the opinion of such counsel, this Indenture and the grant of a Lien in the Collateral intended to be made by the Security Documents and all other instruments of further assurance, including, without limitation, financing statements, have been properly recorded and filed to the extent necessary to perfect the Lien in the Collateral created by the Security Documents (other than as stated in such opinion) and reciting the details of such action, and stating that as to the Lien created pursuant to the Security Documents, such recordings and filings are the only recordings and filings necessary to give notice thereof and that no re-recordings or refilings are necessary to maintain such notice (other than as stated in such opinion), or (ii) to the effect that, in the opinion of such counsel, no such action is necessary to perfect such Lien. In rendering such opinions, legal counsel may rely on certificates of officers of the Issuer and/or the Restricted Subsidiaries with respect to factual matters.

         (c) To the extent required by the TIA, the Issuer shall furnish to the Trustee on March 15th in each year, beginning with March 15, 2000, an Opinion of Counsel, dated as of such date, either (i)(A) stating that, in the opinion of such counsel, all required action has been taken with respect to the recording, filing, re-recording and refiling of all supplemental indentures, financing statements, continuation statements and other documents as is necessary to maintain the Lien of the Security Documents (other than as stated in such opinion) and reciting with respect to the Lien in the Collateral the details of such action or referring to prior Opinions of Counsel in which such details are given, and (B) stating that, based on relevant laws as in effect on the date of such Opinion of Counsel, all financing statements, continuation statements and other documents have been executed and filed that are necessary as of such date and during the succeeding 24 months fully to maintain the Lien of the Holders and the Trustee hereunder and under the Security Documents with respect to the Collateral (other than as stated in such opinion), or (ii) stating that, in the opinion of such counsel, no such action is necessary to maintain such Lien. In rendering such opinions, legal counsel may rely on certificates of officers of the Issuer and/or the Restricted Subsidiaries with respect to factual matters.

         SECTION 12.03.  Release of Collateral.

                  (a) The Trustee, in its capacity as secured party under the Security Documents, shall not at any time release Collateral from the Lien created by this Indenture and the Security Documents unless such release is in accordance with the provisions of this Indenture and the Security Documents.

                  (b) At any time when an Event of Default shall have occurred and be continuing, the Trustee shall not release any Liens granted for the benefit of the Holders and no release of Collateral given at such time pursuant to the provisions of this Indenture and the Security Documents shall be effective as against the Holders of the Notes.

                  (c) The release of any Collateral from the terms of the Security Documents shall not be deemed to impair the security under this Indenture in contravention of the provisions hereof if and to the extent the Collateral is released pursuant to this Indenture and the Security Documents. To the extent applicable, the Issuer shall cause TIA ' 314(d) relating to the release of property from the Lien of the Security Documents and relating to the substitution therefor of any property to be subjected to the Lien of the Security Documents to be complied with. Any certificate or opinion required by TIA ' 314(d) may be made by an Officer of the Issuer, except in cases where TIA ' 314(d) requires that such certificate or opinion be made by an independent Person, which Person shall be an independent engineer, appraiser or other expert selected or approved by the Trustee. A Person is "independent" if such Person
(a) is in fact independent, (b) does not have any direct financial interest or any material indirect financial interest in the Issuer, any of its Subsidiaries or in any Affiliate of the Issuer and (c) is not an officer, employee, promoter, underwriter, trustee, partner or director or Person performing similar functions to any of the foregoing for either the Issuer or any of its Subsidiaries. The Trustee shall be entitled to receive and rely upon a certificate provided by any such Person confirming that such Person is independent within the foregoing definition.

         SECTION 12.04.  Specified Releases of Collateral.

                  (a) The Issuer and the Subsidiary Guarantors shall be entitled to obtain a full release of all of the Collateral from the Lien of this Indenture and of the Security Documents upon compliance with the conditions precedent set forth in Section 8.01 for satisfaction and discharge of this Indenture or for Legal Defeasance pursuant to Section 8.01. Upon delivery by the Issuer to the Trustee of an Officers' Certificate and an Opinion of Counsel, each to the effect that such conditions precedent have been complied with (and which may be the same Officers' Certificate and Opinion of Counsel required by Article Eight), the Trustee shall forthwith take all necessary action (at the request of and the expense of the Issuer) to release and reconvey to the relevant Person all of the Collateral, and shall deliver such Collateral in its possession to the Issuer, including, without limitation, the execution and delivery of releases and satisfactions wherever required.

                  (b) Upon compliance by the Issuer with the conditions set forth below in respect of any sale, transfer or other disposition, the Trustee shall release the Released Interests from the Lien of this Indenture and the Security Documents and reconvey the Released Interests to the Issuer or the grantor of the Lien on such property. The Issuer will have the right to obtain a release of items of Collateral (the "Released Interests") subject to any sale, transfer or other disposition, or owned by a Restricted Subsidiary the Capital Stock of which is sold in compliance with the terms of this Indenture such that it ceases to be a Restricted Subsidiary, upon compliance with the condition that such Issuer deliver to the Trustee the following:

         (i) a written notice in the form of an Officers' Certificate from the Issuer requesting the release of Released Interests:

                  (A) describing the proposed Released Interests,

                  (B) specifying the value of such Released Interests or such Capital Stock, as the case may be, on a date within 60 days of the Issuer notice (the "Valuation Date"),

                  (C) stating that the consideration to be received is at least equal to the fair market value of the Released Interests,

                  (D) stating that the release of such Released Interests will not interfere with the Trustee's ability to realize the value of the remaining Collateral and will not impair the maintenance and operation of the remaining Collateral,

                  (E) confirming the sale or exchange of, or an agreement to sell or exchange, such Released Interests or such Capital Stock, as the case may be, is a bona fide sale to or exchange with a Person that is not an Affiliate of the Issuer or, in the event that such sale or exchange is to or with a Person that is an Affiliate, confirming that such sale or exchange is made in compliance with the provisions set forth in Section 4.11,

                  (F) in the event there is to be a contemporaneous substitution of property for the Collateral subject to the sale, transfer or other disposition, specifying the property intended to be substituted for the Collateral to be disposed of;

         (ii) an Officers' Certificate of the Issuer stating that:

                  (A)  such  sale,   transfer  or  other   disposition  or  such
redesignation, as the case may be, complies with the terms and conditions of this Indenture, including the provisions set forth in Sections 4.10, 4.11, 4.14 and 4.16, to the extent any of the foregoing are applicable,

                  (B) all Net Cash Proceeds from the sale, transfer or other disposition of any of the Released Interests or such Capital Stock, as the case may be, will be applied pursuant to the provisions of this Indenture in respect of the deposit of proceeds into the Collateral Account as contemplated by this Indenture and in respect of Asset Sales, to the extent applicable,

                  (C) there is no Default or Event of Default in effect or continuing on the date thereof or the date of such sale, transfer or other disposition or such redesignation, as the case may be,

                  (D) the release of the Collateral will not result in a Default or Event of Default under this Indenture,

                  (E) upon the delivery of such Officers' Certificate, all conditions precedent in this Indenture relating to the release in question will have been complied with,

                  (F) such sale, transfer or other disposition is not between the Issuer or any Restricted Subsidiary or between Restricted Subsidiaries, and

                  (G) such sale, transfer or other disposition is not a sale, transfer or other disposition that is excluded from the definition of "Asset

Sale" because it was a sale, lease, conveyance, disposition or other transfer of all or substantially all of the assets of the Issuer in a transaction which made in compliance with the provisions of Section 5.01.

         (iii) all documentation required by the TIA, if any, prior to the release of Collateral by the Trustee and, in the event there is to be a contemporaneous substitution of property for the Collateral subject to such sale, transfer or other disposition, all documentation necessary to effect the substitution of such new Collateral.

         (c) Notwithstanding the provisions of Section 12.04(b), so long as no Event of Default shall have occurred and be continuing, the Issuer may, without satisfaction of the conditions set forth in Section 12.04(b) above, all to the extent consistent with Sections 4.03, 4.05 and 4.07: (i) sell or otherwise dispose of any equipment or inventory subject to the Lien of this Indenture and the Security Documents, which may have become worn out or obsolete, (ii) abandon, terminate, cancel, release or make alterations in or substitutions of any leases or contracts subject to the Lien of this Indenture or any of the Security Documents, (iii) surrender or modify any franchise, license or permit subject to the Lien of this Indenture or any of the Security Documents which it may own or under which it may be operating, (iv) alter, repair, replace, change the location or position of and add to its structures, machinery, systems, equipment, fixtures and appurtenances, (v) demolish, dismantle, tear down or scrap any obsolete Collateral or abandon any portion thereof, (vi) grant farm-outs, leases or sub-leases in respect of real property to the extent the foregoing does not constitute an Asset Sale, and (vii) dispose of Hydrocarbons or other mineral products for value in the ordinary course of business all in accordance with the terms of the TIA.

         SECTION 12.05.  Rights of Purchasers; Form and Sufficiency of Release.

         No purchaser or grantee of any property or rights purporting to be released herefrom shall be bound to ascertain the authority of the Trustee to execute the release or to inquire as to the existence of any conditions herein prescribed for the exercise of such authority; nor shall any purchaser or grantee of any property or rights permitted by this Indenture to be sold or otherwise disposed of by the Issuer or any Restricted Subsidiary be under any obligation to ascertain or inquire into the authority of the Issuer or Restricted Subsidiary to make such sale or other disposition. In the event that any Person has sold, exchanged, or otherwise disposed of or proposes to sell, exchange or otherwise dispose of any portion of the Collateral that may be sold, exchanged or otherwise disposed of, and the Issuer or Restricted Subsidiary makes written request to the Trustee to furnish a written disclaimer, release or quit-claim of any interest in such property under this Indenture and the Security Documents, the Trustee, in its capacity as secured party under the Security Documents, shall execute, acknowledge and deliver to the Issuer or Restricted Subsidiary (in proper form) such an instrument promptly after satisfaction of the conditions set forth herein for delivery of any such release. Notwithstanding the preceding sentence, all purchasers and grantees of any property or rights purporting to be released herefrom shall be entitled to rely upon any release executed by the Trustee hereunder as sufficient for the purpose of this Indenture and the Security Documents and as constituting a good and valid release of the property therein described from the Lien of this Indenture or of the Security Documents.

         SECTION 12.06. Authorization of Actions to Be Taken by the Trustee Under the Security Documents.

         Subject to the provisions of the applicable Security Document, (a) the Trustee may, in its sole discretion and without the consent of the Holders, take all actions it deems necessary or appropriate in order to (i) enforce any of the terms of the Security Documents and (ii) collect and receive any and all amounts payable in respect of the Obligations of the Issuer hereunder and (b) the Trustee shall have power to institute and to maintain such suits and proceedings as it may deem expedient to prevent any impairment of the Collateral by any act that may be unlawful or in violation of the Security Documents or this Indenture, and such suits and proceedings as the Trustee may deem expedient to preserve or protect its interests and the interests of the Holders in the Collateral (including the power to institute and maintain suits or proceedings to restrain the enforcement of or compliance with any legislative or other governmental enactment, rule or order that may be unconstitutional or otherwise invalid if the enforcement of, or compliance with, such enactment, rule or order would impair the security interest thereunder or be prejudicial to the interests of the Holders or of the Trustee).

         SECTION 12.07. Authorization of Receipt of Funds by the Trustee Under the Security Documents.

         The Trustee is authorized to receive any funds for the benefit of the Holders distributed under the Security Documents, and to make further distributions of such funds to the Holders in accordance with the provisions of
Section 6.10 and the other provisions of this Indenture.

         SECTION 12.08.  Use of Trust Moneys.

         The Net Cash Proceeds associated with any Asset Sale and any Net Cash Proceeds associated with any sale, transfer or other disposition of Collateral, to the extent such sale, transfer or other disposition is not an "Asset Sale" by virtue of clause (viii) of the definition thereof, insurance proceeds and condemnation (or similar) proceeds shall be deposited into a securities account maintained by the Trustee at its Corporate Trust Office or at any securities intermediary selected by the Trustee having a combined capital and surplus of at least $250,000,000 and having a long-term debt rating of at least "A3" by Moody's and at least "AC" by S&P styled the "Abraxas Collateral Account" (such account being the "Collateral Account") which shall be under the exclusive dominion and control of the Trustee. All amounts on deposit in the Collateral Account shall be treated as financial assets and cash funds on deposit in the Collateral Account may be invested by the Trustee, at the written direction of the Issuer, in Cash Equivalents; provided, however, in no event shall the Issuer have the right to withdraw funds or assets from the Collateral Account except in compliance with the terms of this Indenture, and all assets credited to the Collateral Account shall be subject to a Lien in favor of the Trustee and the Holders.

    Any such funds may be released to the Issuer by its delivering to the Trustee an Officers' Certificate stating:

         (1) no Event of Default has occurred and is continuing as of the date of the proposed release; and

        (2) (A) if such Trust Moneys represent Collateral Proceeds in respect of an Asset Sale, that the application of such funds are otherwise being applied in accordance with Section 4.16, or (B) if such Trust Moneys represent proceeds in respect of a casualty, expropriation or taking, that the application of such funds will be applied to repair or replace property subject of a casualty or condemnation or reimburse the Issuer for amounts spent to repair or replace such property and that attached thereto are invoices or other evidence reflecting the amounts spent or to be spent, or
    (C) if such Trust Moneys represent proceeds derived from any other manner, that such amounts are being utilized in connection with business of the Issuer and its Restricted Subsidiaries in compliance with the terms of this Indenture; and

         (3) all conditions precedent in this Indenture relating to the release in question have been complied with; and

        (4) all documentation required by the TIA, if any, prior to the release of such Trust Moneys by the Trustee has been delivered to the Trustee.

    Notwithstanding the foregoing, (A) if the maturity of the Notes has been accelerated, which acceleration has not been rescinded as permitted by this Indenture, the Trustee shall apply the Trust Moneys credited to the Collateral Account to pay the principal of, premium, if any and accrued and unpaid interest on the Notes to the extent of such Trust Moneys, (B) if the Issuer so elects, by giving written notice to the Trustee, the Trustee shall apply Trust Moneys credited to the Collateral Account to the payment of interest due on any interest payment date, and (C) if the Issuer so elects, by giving written notice to the Trustee, the Trustee shall apply Trust Moneys credited to the Collateral Account to the payment of the principal of, and premium, if any, and accrued and unpaid interest on any Notes on the Stated Maturity Date or upon redemption or to the purchase of Notes upon tender or in the open market or at private sale or upon any exchange or in any one or more of such ways, in each case in compliance with this Indenture.


                  [Remainder of Page Intentionally Left Blank]

                                   SIGNATURES

         IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed, all as of the date first written above.

                                ABRAXAS PETROLEUM CORPORATION, as Issuer



                                By:
                                Name:
                                Title:


                               CANADIAN ABRAXAS PETROLEUM LIMITED, as a
                                   Subsidiary Guarantor


                                By:
                                Name:
                                Title:


                               NEW CACHE PETROLEUMS, LTD., as a Subsidiary
                                   Guarantor


                                By:
                                Name:
                                Title:


                               SANDIA OIL & GAS CORPORATION, as a Subsidiary
                                   Guarantor


                                By:
                                Name:
                                Title:


                               NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION,
                                   as Trustee


                                 By:
                                 Name:
                                 Title:

                                                                     EXHIBIT A

                                                               CUSIP No.:  [ ]

                          ABRAXAS PETROLEUM CORPORATION
                      12.875% SENIOR NOTE DUE 2003, SERIES A

No. [         ]                                                      $[       ]

         ABRAXAS PETROLEUM CORPORATION, a Nevada corporation (the "Issuer", which term includes any successor entities), for value received promises to pay to [ ] or registered assigns the principal sum of [ ] Dollars on March 15, 2003.

         Interest Payment Dates: September 15 and March 15, commencing September 15, 1999

         Record Dates:  September 1 and March 1

         Reference is made to the further provisions of this Note contained herein, which will for all purposes have the same effect as if set forth at this place.

         IN WITNESS WHEREOF, the Issuer has caused this Note to be signed manually or by facsimile by its duly authorized officers and a facsimile of its corporate seal to be affixed hereto or imprinted hereon.


                          ABRAXAS PETROLEUM CORPORATION


                           By:
                             Name:
                             Title:



Dated:

Certificate of Authentication

         This is one of the 12.875% Senior Notes due 2003, Series A referred to in the within-mentioned Indenture.

                           NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION,
                              as Trustee

                            By:
                                  Authorized Signatory
Date of Authentication:

                              (REVERSE OF SECURITY)

                     12.875% Senior Note due 2003, Series A

         (1) Interest. ABRAXAS PETROLEUM CORPORATION, a Nevada corporation (the "Issuer"), promises to pay interest on the principal amount of this Note at the rate per annum shown above. Interest on the Notes will accrue from the most recent date on which interest has been paid or, if no interest has been paid, from March 26, 1999. The Issuer will pay interest semi-annually in arrears on each Interest Payment Date, commencing September 15, 1999. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

         The Issuer shall pay interest on overdue principal and on overdue installments of interest from time to time on demand at the rate borne by the Notes and on overdue installments of interest (without regard to any applicable grace periods) to the extent lawful.

         2. Method of Payment. The Issuer shall pay interest on the Notes (except defaulted interest) to the Persons who are the registered Holders at the close of business on the Record Date immediately preceding the Interest Payment Date even if the Notes are cancelled on registration of transfer or registration of exchange (including pursuant to an Exchange Offer (as defined in the Registration Rights Agreement)) after such Record Date. Holders must surrender Notes to a Paying Agent to collect principal payments. The Issuer shall pay principal and interest in money of the United States that at the time of payment is legal tender for payment of public and private debts ("U.S. Legal Tender"). However, the Issuer may pay principal and interest by its check payable in such U.S. Legal Tender. The Issuer may deliver any such interest payment to the Paying Agent or to a Holder at the Holder's registered address.

         3. Paying Agent and Registrar. Initially, Norwest Bank Minnesota, National Association (the "Trustee") will act as Paying Agent and Registrar. The Issuer may change any Paying Agent, Registrar or co-Registrar without notice to the Holders.

         4. Indenture. The Issuer issued the Notes under an Indenture, dated as of March 26, 1999 (the "Indenture"), between the Issuer and the Trustee. This
Note is one of a duly authorized issue of Initial Notes of the Issuer designated as its 12 f% Senior Notes due 2003, Series A (the "Initial Notes"). The Notes are limited in aggregate principal amount to $63,500,000. The Notes include the Initial Notes and the Exchange Notes issued in exchange for the Initial Notes pursuant to the Registration Rights Agreement. The Initial Notes and the Exchange Notes are treated as a single class of securities under the Indenture. Capitalized terms herein are used as defined in the Indenture unless otherwise defined herein. The terms of the Notes include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act of 1939 (15 U.S. Code " 77aaa-77bbbb) (the "TIA"), as in effect on the date of the Indenture. Notwithstanding anything to the contrary herein, the Notes are subject to all such terms, and Holders of Notes are referred to the Indenture and said Act for a statement of them. The Notes are general unsecured obligations of the Issuer.

         5. Indenture. Each Holder, by accepting a Note, agrees to be bound by all of the terms and provisions of the Indenture, as the same may be amended from time to time in accordance with its terms.

         6. Redemption. The Notes will be redeemable, at the Issuer's option, in whole at any time or in part from time to time, on and after March 15, 2001, upon not less than 30 nor more than 60 days' notice, at the following Redemption Prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on March 15 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, thereon to the date of redemption:

                  Year                                    Percentage

                  2001..................................   103.000%
                  2002 and thereafter................. ..  100.000%

         At any time, or from time to time, prior to March 15, 2001, the Issuer may, at its option, use all or a portion of the net cash proceeds of one or more Equity Offerings (as defined in the Indenture) to redeem up to 35% of the aggregate original principal amount of the Notes at a Redemption Price equal to 112.875% of the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, thereon to the date of redemption; provided, however, that at least 65% of the aggregate original principal amount of the Notes remains outstanding immediately after giving effect to any such redemption (it being expressly agreed that for purposes of determining whether this condition is satisfied, Notes owned by either Issuer or any of its Affiliates shall be deemed not to be outstanding). In order to effect the foregoing redemption with the proceeds of any Equity Offering, the Issuer shall make such redemption not more than 60 days after the consummation of any Equity Offering.

         7. Notice of Redemption. Notice of redemption will be mailed at least 30 days but not more than 60 days before the Redemption Date to each Holder of Notes to be redeemed at such Holder's registered address. Notes in denominations larger than $1,000 may be redeemed in part.

         Except as set forth in the Indenture, if monies for the redemption of the Notes called for redemption shall have been deposited with the Paying Agent for redemption on such Redemption Date, then, unless the Issuer defaults in the payment of such Redemption Price plus accrued interest, if any, the Notes called for redemption will cease to bear interest from and after such Redemption Date and the only right of the Holders of such Notes will be to receive payment of the Redemption Price plus accrued interest, if any.

         8. Offers to Purchase. Sections 4.15 and 4.16 of the Indenture provide that, after certain Net Proceeds Offers (as defined in the Indenture) and upon the occurrence of a Change of Control (as defined in the Indenture), and subject to further limitations contained therein, the Issuer will make an offer to purchase certain amounts of the Notes in accordance with the procedures set forth in the Indenture.

         9. Registration Rights. Pursuant to the Registration Rights Agreement between the Issuer and the Initial Purchaser, the Issuer and the Subsidiary Guarantors will be obligated to consummate an exchange offer pursuant to which the Holder of this Note shall have the right to exchange this Note for the Issuer's 12f % Senior Notes due 2003, Series B (the "Exchange Notes"), which have been registered under the Securities Act, in like principal amount and having terms identical in all material respects as the Initial Notes. The Holders of the Initial Notes shall be entitled to receive certain additional interest payments in the event such exchange offer is not consummated and upon certain other conditions, all pursuant to and in accordance with the terms of the Registration Rights Agreement.

         10. Denominations; Transfer; Exchange. The Notes are in registered form, without coupons, and (except Notes issued as payment of Interest) in denominations of $1,000 and integral multiples of $1,000. A Holder shall register the transfer of or exchange Notes in accordance with the Indenture. The Registrar may require a Holder, among other things, to furnish appropriate endorsements and transfer documents and to pay certain transfer taxes or similar governmental charges payable in connection therewith as permitted by the Indenture. The Registrar need not register the transfer of or exchange of any Notes or portions thereof selected for redemption.

         11. Persons Deemed Owners. The registered Holder of a Note shall be treated as the owner of it for all purposes.

         12. Unclaimed Money. If money for the payment of principal or interest remains unclaimed for one year, the Trustee and the Paying Agent will pay the money back to the Issuer. After that, all liability of the Trustee and such Paying Agent with respect to such money shall cease.

         13. Discharge Prior to Redemption or Maturity. If the Issuer at any time deposits with the Trustee U.S. Legal Tender or U.S. Government Obligations sufficient to pay the principal of and interest on the Notes to redemption or maturity and comply with the other provisions of the Indenture relating thereto, the Issuer will be discharged from certain provisions of the Indenture and the Notes (including certain covenants, but including, under certain circumstances, its obligation to pay the principal of and interest on the Notes but without affecting the rights of the Holders to receive such amounts from such deposits).

         14. Amendment; Supplement; Waiver. Subject to certain exceptions set forth in the Indenture, the Indenture or the Notes may be amended or supplemented with the written consent of the Holders of not less than a majority in aggregate principal amount of the Notes then outstanding, and any past Default or Event of Default or noncompliance with any provision may be waived with the written consent of the Holders of not less than a majority in aggregate principal amount of the Notes then outstanding. Without notice to or consent of any Holder, the parties thereto may amend or supplement the Indenture or the Notes to, among other things, cure any ambiguity, defect or inconsistency, provide for uncertificated Notes in addition to or in place of certificated Notes, comply with any requirements of the Commission in order to effect or maintain the qualification of the Indenture under the TIA or comply with Article Five of the Indenture or make any other change that does not adversely affect the rights of any Holder of a Note.

         15. Restrictive Covenants. The Indenture imposes certain limitations on the ability of the Issuer and the Restricted Subsidiaries to, among other things, incur additional Indebtedness, make payments in respect of its Capital Stock or certain Indebtedness, make certain Investments, create or incur liens, enter into transactions with Affiliates, create dividend or other payment restrictions affecting Restricted Subsidiaries, issue Preferred Stock of its Restricted Subsidiaries, and on the ability of the Issuer and its Restricted Subsidiaries to merge or consolidate with any other Person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Issuer's and its Restricted Subsidiaries' assets or adopt a plan of liquidation. Such limitations are subject to a number of important qualifications and exceptions. Pursuant to Section 4.06 of the Indenture, the Issuer must annually report to the Trustee on compliance with such limitations.

         16. Successors. When a successor assumes, in accordance with the Indenture, all the obligations of its predecessor under the Notes and the Indenture, the predecessor, subject to certain exceptions, will be released from those obligations.

         17. Defaults and Remedies. If an Event of Default occurs and is continuing, the Trustee or the Holders of not less than 25% in aggregate principal amount of Notes then outstanding may declare all the Notes to be due and payable in the manner, at the time and with the effect provided in the Indenture. Holders of Notes may not enforce the Indenture or the Notes except as provided in the Indenture. The Trustee is not obligated to enforce the Indenture or the Notes unless it has received security and indemnity satisfactory to it. The Indenture permits, subject to certain limitations therein provided, Holders of a majority in aggregate principal amount of the Notes then outstanding to direct the Trustee in its exercise of any trust or power. The Trustee may withhold from Holders of Notes notice of any continuing Default or Event of Default (except a Default in payment of principal or interest when due, for any reason or a Default in compliance with Article Five of the Indenture) if it determines that withholding notice is in its interest.

         18. Trustee Dealings with Issuer. The Trustee under the Indenture, in its individual or any other capacity, may become the owner or pledgee of Notes and may otherwise deal with the Issuer, its Subsidiaries or its respective Affiliates as if it were not the Trustee.

         19. No Recourse Against Others. No partner, director, officer, employee or stockholder, as such, of Issuer or any Subsidiary Guarantor, as such, shall have any liability for any obligations of Issuer or any Subsidiary Guarantor under the Notes, the Indenture, the Guarantees or the Registration Rights Agreement or for any claim based on, in respect of, or by reason of, such obligations or its creation. Each Holder of Notes by accepting a Note waives and releases all such liability. The waiver and release are part of the consideration for the issuance of the Notes.

         20. Guarantees. This Note will be entitled to the benefits of certain Guarantees, if any, made for the benefit of the Holders. Reference is hereby made to the Indenture for a statement of the respective rights, limitations of rights, duties and obligations thereunder of the Subsidiary Guarantors, the Trustee and the Holders.

         21. Authentication. This Note shall not be valid until the Trustee or Authenticating Agent manually signs the certificate of authentication on this Note.

         22. Governing Law. This Note and the Indenture shall be governed by and construed in accordance with the laws of the State of New York, as applied to contracts made and performed within the State of New York. Each of the parties hereto agrees to submit to the jurisdiction of the courts of the State of New York in any action or proceeding arising out of or relating to this Note.

         23. Abbreviations and Defined Terms. Customary abbreviations may be used in the name of a Holder of a Note or an assignee, such as: TEN COM (' tenants in common), TEN ENT (' tenants by the entireties), JT TEN (' joint tenants with right of survivorship and not as tenants in common), CUST (' Custodian), and U/G/M/A (' Uniform Gifts to Minors Act).

         24. CUSIP Numbers. Pursuant to a recommendation promulgated by the Committee on Uniform Security Identification Procedures, the Issuer has caused CUSIP numbers to be printed on the Notes as a convenience to the Holders of the Notes. No representation is made as to the accuracy of such numbers as printed on the Notes and reliance may be placed only on the other identification numbers printed hereon.

         The Issuer will furnish to any Holder of a Note upon written request and without charge a copy of the Indenture, which has the text of this Note. Requests may be made to: Abraxas Petroleum Corporation, 500 North Loop 1604 East, Suite 100, San Antonio, Texas 78232.

                                 ASSIGNMENT FORM


         If you the Holder want to assign this Note, fill in the form below and have your signature guaranteed:


I or we assign and transfer this Note to:

________________________________________________________________________________

________________________________________________________________________________

________________________________________________________________________________
                  (Print or type name, address and zip code and social security or tax ID number of assignee)

and irrevocably appoint ______________ , agent to transfer this Note on the books of the Issuer. The agent may substitute another to act for him.


Dated:_________________ Signed:_________________________________________________
                                      (Sign exactly as your name appears
                                       on the other side of this Note)

Signature Guarantee:____________________________________________________________


         In connection with any transfer of this Note occurring prior to the date which is the earlier of (i) the date of the declaration by the Commission of the effectiveness of a registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering resales of this Note (which effectiveness shall not have been suspended or terminated at the date of the transfer) and (ii) March 27, 2000, the undersigned confirms that it has not utilized any general solicitation or general advertising in connection with the transfer:

                                                     [Check One]

(1)      __       to the Issuer or a Subsidiary thereof; or

(2)      __       pursuant  to and in  compliance  with Rule 144A  under the
                  Securities Act of 1933, as amended; or

(3)      __       to an institutional  "accredited investor" (as defined in Rule
                  501(a)(1), (2), (3) or (7) under the Securities Act of 1933, as amended) that has furnished to the Trustee a signed letter containing certain representations and agreements (the form of which letter can be obtained from the Trustee); or

(4)      __       outside the United states to a "foreign  person" in compliance with  Rule 904 of  Regulation  S under the  Securities  Act of
                  1933, as amended; or

(5)      __       pursuant to the exemption from  registration  provided by Rule
                  144 under the Securities Act of 1933, as amended; or

(6)      __       pursuant  to an  effective  registration  statement  under the
                  Securities Act of 1933, as amended; or

(7)      __       pursuant to another available  exemption from the registration requirements of the Securities Act of 1933, as amended.

and unless the box below is checked, the undersigned confirms that such Note is not being transferred to an "affiliate" of the Issuer as defined in Rule 144 under the Securities Act of 1933, as amended (an "Affiliate"):

         o        The transferee is an Affiliate of the Issuer.

Unless one of the items is checked, the Trustee will refuse to register any of the Notes evidenced by this certificate in the name of any Person other than the registered Holder thereof; provided, however, that if item (3), (4), (5) or (7) is checked, the Issuer or the Trustee may require, prior to registering any such transfer of the Notes, in its sole discretion, such written legal opinions, certifications (including an investment letter in the case of box (3) or (4)) and other information as the Trustee or the Issuer has reasonably requested to confirm that such transfer is being made pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933, as amended.

If none of the foregoing items are checked, the Trustee or Registrar shall not be obligated to register this Note in the name of any Person other than the Holder hereof unless and until the conditions to any such transfer of registration set forth herein and in Section 2.17 of the Indenture shall have been satisfied.


Dated:____________________  Signed:_________________________________________
                                         (Sign exactly as name
                                         appears on the other side
                                         of this Note)


Signature Guarantee:_______________________


              TO BE COMPLETED BY PURCHASER IF (2) ABOVE IS CHECKED

         The undersigned represents and warrants that it is purchasing this Note for its own account or an account with respect to which it exercises sole investment discretion and that it and any such account is a "qualified institutional buyer" within the meaning of Rule 144A under the Securities Act of 1933, as amended and is aware that the sale to it is being made in reliance on Rule 144A and acknowledges that it has received such information regarding the Issuer as the undersigned has requested pursuant to Rule 144A or has determined not to request such information and that it is aware that the transferor is relying upon the undersigned's foregoing representations in order to claim the exemption from registration provided by Rule 144A.


Dated:_____________        _______________________________________
                            NOTICE: To be executed by
                              an executive officer

                      [OPTION OF HOLDER TO ELECT PURCHASE]


         If you want to elect to have this Note purchased by the Issuer pursuant to Section 4.15 or Section 4.16 of the Indenture, check the appropriate box:

                           Section 4.15 [     ]
                           Section 4.16 [     ]

         If you want to elect to have only part of this Note purchased by the Issuer pursuant to Section 4.15 or Section 4.16 of the Indenture, state the amount you elect to have purchased:


$________________


Dated: __________________  ____________________________________________________

                                 NOTICE: The signature on this
                                 assignment must correspond with
                                 the  name as it  appears  upon the
                                 face of the  within  Note in every
                                 particular  without  alteration or
                                 enlargement    or    any    change
                                 whatsoever and be guaranteed.


Signature Guarantee:____________________________

                                                                    EXHIBIT B

                                                               CUSIP No.:  [ ]

                          ABRAXAS PETROLEUM CORPORATION
                       12.875% SENIOR NOTE DUE 2003, SERIES B

No. [         ]                                                      $[       ]

         ABRAXAS PETROLEUM CORPORATION, a Nevada corporation (the "Issuer", which term includes any successor entities), for value received promise to pay to [ ] or registered assigns the principal sum of [ ] Dollars on March 15, 2003.

         Interest Payment Dates: September 15 and March 15, commencing September 15, 1999

         Record Dates:  September 1 and March 1

         Reference is made to the further provisions of this Note contained herein, which will for all purposes have the same effect as if set forth at this place.

         IN WITNESS WHEREOF, the Issuer has caused this Note to be signed manually or by facsimile by its duly authorized officers and a facsimile of its corporate seal to be affixed hereto or imprinted hereon.


                          ABRAXAS PETROLEUM CORPORATION


                          By:
                           Name:
                           Title:



Dated:

Certificate of Authentication

         This is one of the 12f% Senior Notes due 2003, Series B referred to in the within-mentioned Indenture.

                        NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee

                         By:
                          Authorized Signatory

Date of Authentication:

                              (REVERSE OF SECURITY)

                     12.875% Senior Note due 2003, Series B

         1. Interest. ABRAXAS PETROLEUM CORPORATION, a Nevada corporation (the "Issuer"), promises to pay interest on the principal amount of this Note at the rate per annum shown above. Interest on the Notes will accrue from the most recent date on which interest has been paid or, if no interest has been paid, from March 26, 1999. The Issuer will pay interest semi-annually in arrears on each Interest Payment Date, commencing September 15, 1999. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

         The Issuer shall pay interest on overdue principal and on overdue installments of interest from time to time on demand at the rate borne by the Notes and on overdue installments of interest (without regard to any applicable grace periods) to the extent lawful.

         2. Method of Payment. The Issuer shall pay interest on the Notes (except defaulted interest) to the Persons who are the registered Holders at the close of business on the Record Date immediately preceding the Interest Payment Date even if the Notes are cancelled on registration of transfer or registration of exchange after such Record Date. Holders must surrender Notes to a Paying Agent to collect principal payments. The Issuer shall pay principal and interest in money of the United States that at the time of payment is legal tender for payment of public and private debts ("U.S. Legal Tender"). However, the Issuer may pay principal and interest by its check payable in such U.S. Legal Tender. The Issuer may deliver any such interest payment to the Paying Agent or to a Holder at the Holder's registered address.

         3. Paying Agent and Registrar. Initially, Norwest Bank Minnesota, National Association (the "Trustee") will act as Paying Agent and Registrar. The Issuer may change any Paying Agent, Registrar or co-Registrar without notice to the Holders.

         4. Indenture. The Issuer issued the Notes under an Indenture, dated as of March 26, 1999 (the "Indenture"), between the Issuer, the Subsidiary Guarantors and the Trustee. This Note is one of a duly authorized issue of Exchange Notes of the Issuer designated as its 12f% Senior Notes due 2003, Series B (the "Exchange Notes"). The Notes are limited in aggregate principal amount to $63,500,000. The Notes include the 12f% Notes due 2003 (the "Initial Notes") and the Exchange Notes, issued in exchange for the Initial Notes pursuant to the Registration Rights Agreement. The Initial Notes and the Exchange Notes are treated as a single class of securities under the Indenture. Capitalized terms herein are used as defined in the Indenture unless otherwise defined herein. The terms of the Notes include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act of 1939 (15 U.S. Code " 77aaa-77bbbb) (the "TIA"), as in effect on the date of the Indenture. Notwithstanding anything to the contrary herein, the Notes are subject to all such terms, and Holders of Notes are referred to the Indenture and said Act for a statement of them. The Notes are general unsecured obligations of the Issuer.

         5. Indenture. Each Holder, by accepting a Note, agrees to be bound by all of the terms and provisions of the Indenture, as the same may be amended from time to time in accordance with its terms.

         6. Redemption. The Notes will be redeemable, at the Issuer's option, in whole at any time or in part from time to time, on and after March 15, 2001, upon not less than 30 nor more than 60 days' notice, at the following Redemption Prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on March 15 of the years set below, plus, in each case, accrued and unpaid interest, if any, thereon to the date of redemption:

                  Year                                  Percentage

                  2001...............................     103.000%
                  2002 and thereafter................     100.000%

         At any time, or from time to time, prior to March 15, 2001, the Issuer may, at its option, use all or a portion of the net cash proceeds of one or more Equity Offerings (as defined in the Indenture) to redeem up to 35% of the aggregate original principal amount of the Notes at a Redemption Price equal to 112.875% of the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, thereon to the date of redemption; provided, however, that at least 65% of the aggregate original principal amount of the Notes remains outstanding immediately after giving effect to any such redemption (it being expressly agreed that for purposes of determining whether this condition is satisfied, Notes owned by Issuer or any of its Affiliates shall be deemed not to be outstanding). In order to effect the foregoing redemption with the proceeds of any Equity Offering, the Issuer shall make such redemption not more than 60 days after the consummation of any Equity Offering.

         7. Notice of Redemption. Notice of redemption will be mailed at least 30 days but not more than 60 days before the Redemption Date to each Holder of Notes to be redeemed at such Holder's registered address. Notes in denominations larger than $1,000 may be redeemed in part.

         Except as set forth in the Indenture, if monies for the redemption of the Notes called for redemption shall have been deposited with the Paying Agent for redemption on such Redemption Date, then, unless the Issuer defaults in the payment of such Redemption Price plus accrued interest, if any, the Notes called for redemption will cease to bear interest from and after such Redemption Date and the only right of the Holders of such Notes will be to receive payment of the Redemption Price plus accrued interest, if any.

         8. Offers to Purchase. Sections 4.15 and 4.16 of the Indenture provide that, after certain Net Proceeds Offers (as defined in the Indenture) and upon the occurrence of a Change of Control (as defined in the Indenture), and subject to further limitations contained therein, the Issuer will make an offer to purchase certain amounts of the Notes in accordance with the procedures set forth in the Indenture.

         9. Denominations; Transfer; Exchange. The Notes are in registered form, without coupons, and (except Notes issued as payment of Interest) in denominations of $1,000 and integral multiples of $1,000. A Holder shall register the transfer of or exchange Notes in accordance with the Indenture. The Registrar may require a Holder, between other things, to furnish appropriate endorsements and transfer documents and to pay certain transfer taxes or similar governmental charges payable in connection therewith as permitted by the Indenture. The Registrar need not register the transfer of or exchange of any Notes or portions thereof selected for redemption.

         10. Persons Deemed Owners. The registered Holder of a Note shall be treated as the owner of it for all purposes.

         11. Unclaimed Money. If money for the payment of principal or interest remains unclaimed for one year, the Trustee and the Paying Agent will pay the money back to the Issuer. After that, all liability of the Trustee and such Paying Agent with respect to such money shall cease.

         12. Discharge Prior to Redemption or Maturity. If the Issuer at any time deposits with the Trustee U.S. Legal Tender or U.S. Government Obligations sufficient to pay the principal of and interest on the Notes to redemption and comply with the other provisions of the Indenture relating thereto, the Issuer will be discharged from certain provisions of the Indenture and the Notes (including certain covenants, including, under certain circumstances, its obligation to pay the principal of and interest on the Notes but without affecting the rights of the Holders to receive such amounts from such deposits).

         13. Amendment; Supplement; Waiver. Subject to certain exceptions set forth in the Indenture, the Indenture or the Notes may be amended or supplemented with the written consent of the Holders of not less than a majority in aggregate principal amount of the Notes then outstanding, and any past Default or Event of Default or noncompliance with any provision may be waived with the written consent of the Holders of not less than a majority in aggregate principal amount of the Notes then outstanding. Without notice to or consent of any Holder, the parties thereto may amend or supplement the Indenture or the Notes to, among other things, cure any ambiguity, defect or inconsistency, provide for uncertificated Notes in addition to or in place of certificated Notes, comply with any requirements of the Commission in order to effect or maintain the qualification of the Indenture under the TIA or comply with Article Five of the Indenture or make any other change that does not adversely affect the rights of any Holder of a Note.

         14. Restrictive Covenants. The Indenture imposes certain limitations on the ability of the Issuer and the Restricted Subsidiaries to, among other things, incur additional Indebtedness, make payments in respect of its Capital Stock or certain Indebtedness, make certain Investments, create or incur liens, enter into transactions with Affiliates, create dividend or other payment restrictions affecting Restricted Subsidiaries, issue Preferred Stock of its Restricted Subsidiaries, and on the ability of the Issuer and its Restricted Subsidiaries to merge or consolidate with any other Person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Issuer's and its Restricted Subsidiaries' assets or adopt a plan of liquidation. Such limitations are subject to a number of important qualifications and exceptions. Pursuant to Section 4.06 of the Indenture, the Issuer must annually report to the Trustee on compliance with such limitations.

         15. Successors. When a successor assumes, in accordance with the Indenture, all the obligations of its predecessor under the Notes and the Indenture, the predecessor, subject to certain exceptions, will be released from those obligations.

         16. Defaults and Remedies. If an Event of Default occurs and is continuing, the Trustee or the Holders of not less than 25% in aggregate principal amount of Notes then outstanding may declare all the Notes to be due and payable in the manner, at the time and with the effect provided in the Indenture. Holders of Notes may not enforce the Indenture or the Notes except as provided in the Indenture. The Trustee is not obligated to enforce the Indenture or the Notes unless it has received security and indemnity satisfactory to it. The Indenture permits, subject to certain limitations therein provided, Holders of a majority in aggregate principal amount of the Notes then outstanding to direct the Trustee in its exercise of any trust or power. The Trustee may withhold from Holders of Notes notice of any continuing Default or Event of Default (except a Default in payment of principal or interest when due, for any reason or a Default in compliance with Article Five of the Indenture) if it determines that withholding notice is in its interest.

         17. Trustee Dealings with Issuer. The Trustee under the Indenture, in its individual or any other capacity, may become the owner or pledgee of Notes and may otherwise deal with the Issuer, its Subsidiaries or its respective Affiliates as if it were not the Trustee.

         18. No Recourse Against Others. No partner, director, officer, employee or stockholder, as such, of Issuer or any Subsidiary Guarantor, as such, shall have any liability for any obligations of Issuer or any Subsidiary Guarantor under the Notes, the Indenture, the Guarantees or the Registration Rights Agreement or for any claim based on, in respect of, or by reason of, such obligations or its creation. Each Holder of Notes by accepting a Note waives and releases all such liability. The waiver and release are part of the consideration for the issuance of the Notes.

         19. Guarantees. This Note will be entitled to the benefits of certain Guarantees, if any, made for the benefit of the Holders. Reference is hereby made to the Indenture for a statement of the respective rights, limitations of rights, duties and obligations thereunder of the Subsidiary Guarantors, the Trustee and the Holders.

         20. Authentication. This Note shall not be valid until the Trustee or Authenticating Agent manually signs the certificate of authentication on this Note.

         21. Governing Law. This Note and the Indenture shall be governed by and construed in accordance with the laws of the State of New York, as applied to contracts made and performed within the State of New York. Each of the parties hereto agrees to submit to the jurisdiction of the courts of the State of New York in any action or proceeding arising out of or relating to this Note.

         22. Abbreviations and Defined Terms. Customary abbreviations may be used in the name of a Holder of a Note or an assignee, such as: TEN COM (' tenants in common), TEN ENT (' tenants by the entireties), JT TEN (' joint tenants with right of survivorship and not as tenants in common), CUST (' Custodian), and U/G/M/A (' Uniform Gifts to Minors Act).

         23. CUSIP Numbers. Pursuant to a recommendation promulgated by the Committee on Uniform Security Identification Procedures, the Issuer has caused CUSIP numbers to be printed on the Notes as a convenience to the Holders of the Notes. No representation is made as to the accuracy of such numbers as printed on the Notes and reliance may be placed only on the other identification numbers printed hereon.

         The Issuer will furnish to any Holder of a Note upon written request and without charge a copy of the Indenture, which has the text of this Note. Requests may be made to: Abraxas Petroleum Corporation, 500 North Loop 1604 East, Suite 100, San Antonio, Texas 78232.

                                 ASSIGNMENT FORM


         If you the Holder want to assign this Note, fill in the form below and have your signature guaranteed:


I or we assign and transfer this Note to:

________________________________________________________________________________

________________________________________________________________________________

________________________________________________________________________________
                  (Print or type name, address and zip code and social security or tax ID number of assignee)


and irrevocably appoint________________________________________________________,
agent to transfer this Note on the books of the Issuer. The agent may substitute another to act for him.


Dated:____________________________      Signed:_______________________________
                                        (Sign exactly as name appears
                                         on the other side of this Note)


Signature Guarantee:

                      [OPTION OF HOLDER TO ELECT PURCHASE]


         If you want to elect to have this Note purchased by the Issuer pursuant to Section 4.15 or Section 4.16 of the Indenture, check the appropriate box:

                           Section 4.15 [     ]
                           Section 4.16 [     ]

         If you want to elect to have only part of this Note purchased by the Issuer pursuant to Section 4.15 or Section 4.16 of the Indenture, state the amount you elect to have purchased:


$___________________


Dated: _________________    __________________________________________________

                                       NOTICE:  The signature on this
                                       assignment must correspond with
                                       the  name as it  appears  upon  the
                                       face of the  within  Note in  every
                                       particular  without  alteration  or
                                       enlargement     or    any    change
                                       whatsoever and be guaranteed.


Signature Guarantee:

                                                                   EXHIBIT C

                            Form of Certificate To Be
                          Delivered in Connection with
                    Transfers to Non-QIB Accredited Investors

                                                             [ ], [    ]

[                        ]
[                        ]
[                        ]

Ladies and Gentlemen:

         In connection with our proposed purchase of 12f% Senior Notes due 2003 (the "Notes") of Abraxas Petroleum Corporation ("Abraxas"), we confirm that:

                  I. We have received a copy of the Offering Memorandum (the "Offering Memorandum"), dated March 27, 1999, relating to the Notes and such other information as we deem necessary in order to make our investment decision. We acknowledge that we have read and agreed to the matters stated in the section entitled "Notice to Investors" of such Offering Memorandum.

                  2. We understand that any subsequent transfer of the Notes is subject to certain restrictions and conditions set forth in the Indenture relating to the Notes (the "Indenture") as described in the Offering Memorandum and the undersigned agrees to be bound by, and not to resell, pledge or otherwise transfer the Notes except in compliance with, such restrictions and conditions and the Securities Act of 1933, as amended (the "Securities Act"), and all applicable State securities laws.

                  3. We understand that the offer and sale of the Notes have not been registered under the Securities Act, and that the Notes may not be offered or sold within the United States or to, or for the account or benefit of, U.S. Persons except as permitted in the following sentence. We agree, on our own behalf and on behalf of any accounts for which we are acting as hereinafter stated, that if we should sell any Notes, we will do so only (i) to Abraxas or any subsidiary thereof, (ii) inside the United States in accordance with Rule 144A under the Securities Act to a "qualified institutional buyer" (as defined in Rule 144A promulgated under the Securities Act) that, prior to such transfer, furnishes (or has furnished on its behalf by a U.S. broker-dealer) to the Trustee (as defined in the Indenture) a signed letter containing certain representations and agreements relating to the restrictions on transfer of the Notes (the form of which letter can be obtained from the Trustee), (iii) outside the United States in accordance with Rule 904 of Regulation S promulgated under the Securities Act (provided that any such sale or transfer in Canada or to or for the benefit of a Canadian resident must be effected pursuant to an exemption from the prospectus and registration requirements under applicable Canadian securities laws), (iv) pursuant to the exemption from registration provided by Rule 144 under the Securities Act (if available), or (v) pursuant to an effective registration statement under the Securities Act, and we further agree to provide to any Person purchasing any of the Notes from us a notice advising such purchaser that resales of the Notes are restricted as stated herein.

                  4. We understand that, on any proposed resale of any Notes, we will be required to furnish to the Trustee and Abraxas such certification, legal opinions and other information as the Trustee and Abraxas may reasonably require to confirm that the proposed sale complies with the foregoing restrictions. We further understand that the Notes purchased by us will bear a legend to the foregoing effect.

                  5. We are an institutional "accredited investor" (as defined in Rule 501(a)(1), (2), (3) or (7) of Regulation D under the Securities
         Act) and have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of our investment in the Notes, and we and any accounts for which we are acting are each able to bear the economic risk of our or its investment, as the case may be.

                  6. We are acquiring the Notes purchased by us for our account or for one or more accounts (each of which is an institutional "accredited investor") as to each of which we exercise sole investment discretion.

                  You, Abraxas and the Trustee and others are entitled to rely upon this letter and are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceeding or official inquiry with respect to the matters covered hereby.

                                      Very truly yours,

                                      [Name of Transferee]




                                      By:
                                         Name:
                                         Title:

                                                                  EXHIBIT D

                       Form of Certificate To Be Delivered
                          in Connection with Transfers
                            Pursuant to Regulation S

                                                               [ ], [    ]

[                  ]
[                  ]
[                  ]
[                  ]



         Re:      Abraxas Petroleum Corporation (the "Issuer")
                   12.875% Senior Notes due 2003 (the "Notes")

Ladies and Gentlemen:

         In connection with our proposed sale of $[______] aggregate principal amount of the Notes, we confirm that such sale has been effected pursuant to and in accordance with Regulation S under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, we represent that:

                  (1) the offer of the Notes was not made to a Person in the United States;

                  (2) either (a) at the time the buy offer was originated, the transferee was outside the United States or we and any Person acting on our behalf reasonably believed that the transferee was outside the United States, or (b) the transaction was executed in, on or through the facilities of a designated off-shore securities market and neither we nor any Person acting on our behalf knows that the transaction has been pre-arranged with a buyer in the United States;

                  (3) no directed selling efforts have been made in the United States in contravention of the requirements of Rule 903(b) or Rule 904(b) of Regulation S, as applicable;

                  (4) the transaction is not part of a plan or scheme to evade the registration requirements of the Securities Act; and

                  (5)  we  have   advised  the   transferee   of  the   transfer
         restrictions applicable to the Notes.

                  You, the Issuer and counsel for the Issuer are entitled to rely upon this letter and are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceedings or official inquiry with respect to the matters covered hereby. Terms used in this certificate have the meanings set forth in Regulation S.

                                     Very truly yours,

                                     [Name of Transferor]


                                     By:
                                              Authorized Signature

                                                                   EXHIBIT E


                                    GUARANTEE


         For value received, the undersigned hereby unconditionally guarantees, as principal obligor and not only as a surety, to the Holder of this Note the cash payments in United States dollars of principal of, premium, if any, and interest on this Note (and including Additional Interest payable thereon) in the amounts and at the times when due and interest on the overdue principal, premium, if any, and interest, if any, of this Note, if lawful, and the payment or performance of all other obligations of the Issuer under the Indenture or the Notes, to the Holder of this Note and the Trustee, all in accordance with and subject to the terms and limitations of this Note, Article Eleven of the Indenture and this Guarantee. This Guarantee will become effective in accordance with Article Eleven of the Indenture and its terms shall be evidenced therein. The validity and enforceability of any Guarantee shall not be affected by the fact that it is not affixed to any particular Note. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Indenture dated as of March 26, 1999, among Abraxas Petroleum Corporation, a Nevada corporation, as Issuer (the "Issuer"), the Subsidiary Guarantors party thereto, and Norwest Bank Minnesota, National Association, as trustee (the "Trustee"), as amended or supplemented (the "Indenture").

         The obligations of the undersigned to the Holders of Notes and to the Trustee pursuant to this Guarantee and the Indenture are expressly set forth in Article Eleven of the Indenture and reference is hereby made to the Indenture for the precise terms of the Guarantee and all of the other provisions of the Indenture to which this Guarantee relates.

         THIS GUARANTEE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO PRINCIPLES OF CONFLICTS OF LAW. Each Subsidiary Guarantor hereby agrees to submit to the jurisdiction of the courts of the State of New York in any action or proceeding arising out of or relating to this Guarantee.

         This Guarantee is subject to release upon the terms set forth in the Indenture.

         IN WITNESS WHEREOF, each Subsidiary Guarantor has caused its Guarantee to be duly executed.


Date:  ____________________

                NEW CACHE PETROLEUMS, LTD., as Guarantor


                        By:
                           Name:
                           Title:


                        By:
                           Name:
                           Title:


                CANADIAN ABRAXAS PETROLEUM, LTD., as Guarantor


                        By:
                           Name:
                           Title:


                        By:
                           Name:
                           Title:


                SANDIA OIL & GAS CORPORATION, as Guarantor


                        By:
                           Name:
                           Title:


                        By:
                           Name:
                           Title:

                                                                    EXHIBIT F

                         FORM OF SUPPLEMENTAL INDENTURE


         SUPPLEMENTAL INDENTURE (this "Supplemental Indenture") is dated as of , among [SUBSIDIARY GUARANTOR] (the "New Subsidiary Guarantor"), a subsidiary of Abraxas Petroleum Corporation (or its successor), a Nevada corporation (the "Issuer") under the Indenture referred to below, and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as trustee under the indenture referred to below (the "Trustee").


                                    RECITALS:

         WHEREAS the Issuer, Canadian Abraxas Petroleum Corporation, an Alberta corporation ("Canadian Abraxas"), New Cache Petroleums, Ltd., an Alberta corporation ("New Cache"), and Sandia Oil & Gas Corporation, a Texas corporation ("Sandia" and together with Canadian Abraxas and New Cache, the "Subsidiary Guarantors") have heretofore executed and delivered to the Trustee an Indenture (the "Indenture") dated as of March 26, 1999, providing for the issuance of an aggregate principal amount of up to $63,500,000 of 12 f% Senior Notes due 2003 (the "Notes"); and

         WHEREAS Section 4.20 of the Indenture provides that under certain circumstances the Issuer is required to cause the New Subsidiary Guarantor to execute and deliver to the Trustee a supplemental indenture pursuant to which the New Subsidiary Guarantor shall unconditionally guarantee all the Issuer's obligations under the Notes and the Indenture pursuant to a Guarantee on the terms and conditions set forth herein;

         NOW THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt of which is hereby acknowledged, the New Subsidiary Guarantor, the Issuer and the Trustee mutually covenant and agree for the equal and ratable benefit of the Holders as follows:

         1. Agreement to Guarantee. The New Subsidiary Guarantor hereby agrees, to unconditionally guarantee the Issuer's obligations under the Notes and the Indenture on the terms and subject to the conditions set forth in Article XI of the Indenture and to be bound by all other applicable provisions of the Indenture.

         2. Ratification of Indenture; Supplemental Indenture Part of Indenture. The Indenture, as supplemented hereby, is in all respects ratified and confirmed and all the terms, conditions and provisions thereof shall remain in full force and effect. This Supplemental Indenture shall form a part of the Indenture for all purposes, and every holder of Notes heretofore or hereafter authenticated and delivered shall be bound hereby.

         3. Governing Law. THIS SUPPLEMENTAL INDENTURE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

         4. Trustee Makes No Representation. The Trustee makes no representation as to the validity or sufficiency of this Supplemental Indenture.

         5. Counterparts. The parties may sign any number of copies of this Supplemental Indenture. Each signed copy shall be an original, but all of them together represent the same agreement.

         6. Effect of Headings. The Section headings herein are for convenience only and shall not effect the construction thereof.

         IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be duly executed as of the date first above written.


                       [NEW SUBSIDIARY GUARANTOR]


                       By:
                       Name:
                       Title:


                       ABRAXAS PETROLEUM CORPORATION


                       By:
                       Name:
                       Title:


                       NORWEST BANK MINNESOTA, NATIONAL
                       ASSOCIATION, as Trustee


                       By:
                       Name:
                       Title:

                                  Exhibit 22.1


SUBSIDIARIES OF ABRAXAS

Abraxas Petroleum Corporation
        A Nevada Corporation ("Abraxas")

CanadianAbraxas Petroleum Limited, a Canada corporation ("Canadian Abraxas") and wholly owned subsidiary of Abraxas

Grey Wolf Exploration Inc.
        an Alberta corporation ("Grey Wolf")
        Abraxas owns 48% of the capital stock of Grey Wolf

Western Associated Energy Corporation
        a Texas corporation and wholly owned subsidiary of Abraxas


Sandia Oil & Gas Corporation
        a Texas corporation ("Sandia") and wholly owned subsidiary of Abraxas

New Cache Petroleums, LTD
        an Alberta corporation ("New Cache")
        Canadian Abraxas owns 100% of the capital stock of New Cache

                                                                  EXHIBIT 10.25

                         ABRAXAS PETROLEUM CORPORATION
                       500 North Loop 1604 East, Suite 100
                            San Antonio, Texas 78232



                                                                 May 21, 1998


Robert W. Carington, Jr.
Abraxas Petroleum Corporation
500 North Loop 1604 East, Suite 100
San Antonio, Texas  78232

Dear Robert:

         The Board of Directors (the "Board") of Abraxas Petroleum Corporation (the "Company") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including yourself, to their assigned duties. In order to induce you to remain in the employ of the Company, in consideration of your agreement to continue employment with the Company, and in consideration of your agreement to the termination of any existing employment or severance agreement you may have with the Company, the Company agrees that you shall receive, upon the terms and conditions set forth herein, the benefits set forth in this letter agreement ("Agreement") during the term hereof.

         1. Terms of Agreement. This Agreement shall commence on the date hereof and shall continue in effect through December 31, 1998 (the "Term"); provided, however, that commencing on January 1, 1999 and each January 1 thereafter, the Term shall automatically be extended for an additional year unless, not later than December 1 of the preceding year, either party shall have given notice that it does not wish to extend the Term. Except in the event of a Change in Control (as defined in Section 4 hereof), at all times during the Term or extended Term your employment shall remain at will and may be terminated by the Company for any reason without notice or Cause (as hereinafter defined). If a Change in Control shall have occurred during the original or extended Term, the Term shall continue in effect for a period of 48 months beyond the Term in effect immediately before such Change in Control.

         2. Term of Employment. During the Term, you agree to be a full-time employee of the Company serving in the position of Executive Vice President, to devote substantially all of your working time and attention to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities associated with your position, to use your best efforts to perform faithfully and efficiently such responsibilities. In addition, you agree to serve in such other capacities or offices to which you may be assigned, appointed or elected from time to time by the Board. Nothing herein shall prohibit you from devoting your time to civic and community activities or managing personal investments, as long as the foregoing do not interfere with the performance of your duties hereunder.

         3. Compensation. (a) As compensation for your services under this Agreement, you shall be entitled to receive base salary and other compensation to be determined from time to time by the Board in its sole discretion. In addition, you shall be entitled to participate in any additional bonus, incentive compensation or employee benefit arrangement which may be established from time to time by the Company in its sole discretion. Notwithstanding anything to the contrary provided in this Agreement, prior to a Change in Control you shall not be entitled to receive any compensation from the Company upon termination, voluntary or involuntary, of your employment with the Company, regardless of the reason for such termination.

         (b) The Company shall reimburse you, in accordance with Company policy in effect from time to time, for all reasonable travel, entertainment and other business expenses incurred by you in the performance of your responsibilities under this Agreement promptly upon receipt of written substantiation of such expenses.

         4. Change in Control. For purposes of this Agreement, a Change in Control shall be deemed to have occurred if (a) any "person" or "group" (as such terms are used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act as in effect on the date hereof, except that a person shall be deemed to be the "beneficial owner" of all shares that any such person has the right to acquire pursuant to any agreement or arrangement or upon exercise of conversion rights, warrants, options or otherwise, without regard to the sixty day period referred to in such Rule), directly or indirectly, of securities representing 20% or more of the combined voting power of the Company's then outstanding securities, (b) any person or group shall make a tender offer or an exchange offer for 20% or more of the combined voting power of the Company's then outstanding securities, (c) at any time during any period of two consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constituted the Board and any new directors, whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the Company directors then still in office who either were the Company directors at the beginning of the period or whose election or nomination for election was previously so approved ("Current Directors"), cease for any reason to constitute a majority thereof, (d) the Company shall consolidate, merge or exchange securities with any other entity and the stockholders of the Company immediately before the effective time of such transaction do not beneficially own, immediately after the effective time of such transaction, shares entitling such stockholders to a majority of all votes (without consideration of the rights of any class of stock entitled to elect directors by a separate class vote) to which all stockholders of the corporation issuing cash or securities in the consolidation, merger or share exchange would be entitled for the purpose of electing directors or where the Current Directors immediately after the effective time of the consolidation, merger or share exchange would not constitute a majority of the Board of Directors of the corporation issuing cash or securities in the consolidation, merger or share exchange, or (e) any person or group acquires 50% or more of the Company's assets.

         Notwithstanding the foregoing, however, a Change in Control shall not be deemed to occur merely by reason of an acquisition of Company securities by, or any consolidation, merger or exchange of securities with, any entity that, immediately prior to such acquisition, consolidation, merger or exchange of securities, was a "subsidiary", as such term is defined below. For these purposes, the term "subsidiary" means (i) any corporation of which 80% of the capital stock of such corporation is owned, directly or indirectly, by the Company and (ii) any unincorporated entity in respect of which the Company has, directly or indirectly, an equivalent degree of ownership.

         5. Termination of Employment Following Change in Control. Prior to a Change in Control, your employment shall remain at will and may be terminated by the Company for any reason without notice or Cause. From and after a Change in Control, you shall be entitled to the benefits provided in Subsection 6(d) hereof upon the subsequent termination of your employment during the Term or extended Term unless such termination is because of your death or Retirement, by the Company for Cause or Disability, or by you other than for Good Reason.

         (a) Disability; Retirement. If, as a result of your incapacity due to physical or mental illness, you shall have been absent from the full-time performance of your duties with the Company for six (6) consecutive months, and within thirty (30) days after written Notice of Termination is given you shall not have returned to the full-time performance of your duties, the Company may terminate your employment for "Disability." Any question as to the existence of your Disability upon which you and the Company cannot agree shall be determined by a qualified independent physician selected by you (or, if you are unable to make such selection, it shall be made by any adult member of your immediate family), and approved by the Company. The determination of such physician made in writing to the Company and to you shall be final and conclusive for all purposes of this Agreement. Termination by the Company or you of your employment based on "Retirement" shall mean termination in accordance with the Company's retirement policy, generally applicable to its salaried employees or in accordance with any retirement arrangement established with your consent with respect to you.

         (b) Cause. Termination by the Company of your employment for "Cause" shall mean termination upon (i) the willful and continued failure by you to substantially perform your duties with the Company (other than any such failure resulting from your incapacity due to physical or mental illness or any such actual or anticipated failure resulting from termination by you for Good Reason) after a written demand for substantial performance is delivered to you by the Board, which demand specifically identifies the manner in which the Board believes that you have not substantially performed your duties, or (ii) the willful engaging by you in conduct which is demonstrably and materially injurious to the Company, monetarily or otherwise. For purposes of this Subsection, no act, or failure to act, on your part shall be deemed "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interest of the Company. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote (which cannot be delegated) of not less than a majority of the members of the Board who are not officers of the Company at a meeting of the Board called and held for such purposes (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of conduct set forth above in clauses (i) or (ii) of the first sentence of this Subsection and specifying the particulars thereof in detail.

         (c) Good Reason. You shall be entitled to terminate your employment for Good Reason. For purposes of this Agreement, "Good Reason" shall mean, without your express written consent, any of the following:

                  (i) a material adverse alteration in the nature or status of your position, duties or responsibilities from those in effect immediately prior to a Change in Control, other than any such alteration primarily attributable to the fact that the Company may no longer be a public company or may be a subsidiary of another entity;

                  (ii) a reduction in your annual base salary as in effect immediately prior to the Change in Control or as the same may be increased from time to time;

                  (iii) a change in the principal place of your employment, as in effect at the time of a Change in Control, to a location more than fifty (50) miles from such principal place of employment, excluding required travel on the Company's business to an extent substantially consistent with your present business travel obligations;

                  (iv) the failure by the Company, without your consent, to pay to you any portion of your current compensation, or to pay to you any portion of any deferred compensation, within ten (10) days of the date any such compensation payment is due;

                  (v) the failure by the Company to continue in effect any compensation plan in which you participate, or any substitute plans adopted prior to the Change in Control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan in connection with the Change in Control, or the failure by the Company to continue your participation therein on the same basis, both in terms of the amount of benefits provided and the level of your participation relative to other participants, as existed at the time of the Change in Control;

                  (vi) the failure by the Company to continue to provide you with benefits at least as favorable to those enjoyed by you under any of the Company's pension, life insurance, medical, health and accident, disability, deferred compensation or savings plans in which you were participating at the time of the Change in Control, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive you of any material fringe benefit enjoyed by you at the time of the Change in Control, or the failure by the Company to provide you with the number of paid vacation days to which you are entitled on the basis of the Company's practice with respect to you as in effect at the time of the Change in Control;

                  (vii) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 7 hereof; or

                  (viii) any purported termination of your employment which is not effected pursuant to a Notice of Termination satisfying the requirements of Subsection (d) below (and, if applicable, the requirements of Subsection (b) above); for purposes of this Agreement, no such purported termination shall be effective.

         (d) Notice of Termination. Prior to a Change in Control, you may be terminated with or without notice. From and after a Change in Control, any purported termination of your employment by the Company or by you shall be communicated by written notice to the other party hereto in accordance with
Section 8 hereof ("Notice of Termination"). Such Notice of Termination shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provisions so indicated.

         (e) Date of Termination, Etc. Prior to a Change in Control, "Date of Termination" shall mean the date your employment is terminated. From and after a Change in Control, "Date of Termination" shall mean (i) if your employment is terminated for Disability, 30 days after Notice of Termination is given (provided that you shall not have returned to the full-time performance of your duties during such 30 day period), and (ii) if your employment is terminated pursuant to Subsections 5(b) or 5(c) above or for any other reason (other than Disability), the date specified in the Notice of Termination (which, in the case of a termination pursuant to Subsection 5(b) above shall not be less than 10 days, and in the case of a termination pursuant to Subsection 5(c) above shall not be less than 30 nor more than 60 days, respectively, from the date such Notice of Termination is given) (except for a termination pursuant to Subsection 5(c)(vii), in which event the date upon which any succession referred to therein becomes effective shall be deemed the Date of Termination); provided that if at any time from and after a Change in Control within 30 days after any Notice of Termination is given the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or the time for appeal therefrom having expired and no appeal having been perfected); provided further that at any time from and after a Change in Control the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. From and after a Change in Control, the Company will continue to pay you your full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary) or, if higher, the compensation in effect as of the Change in Control, and continue you as a participant in all compensation, benefit and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Subsection 5(e), notwithstanding the pendency of any such dispute. Amounts paid under this Subsection 5(e) from and after a Change in Control are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement. Prior to a Change in Control, you shall not be entitled to be paid any compensation or other amounts due under this Agreement from and after the Date of Termination.

        6. Compensation Upon Termination or During Disability. From and after a Change in Control, upon termination of your employment or during a period of Disability you shall be entitled to the following benefits:

        (a) During any period that you fail to perform your full-time duties with the Company as a result of your Disability, you shall continue to receive your base salary at the rate in effect at the commencement of any such period, together with all compensation payable to you under the Company's disability plan or other plan during such period, until this Agreement is terminated pursuant to Subsection 5(a) hereof. Thereafter, your benefits shall be determined in accordance with the Company's long-term disability plan as in effect immediately prior to a Change in Control.

        (b) If your employment shall be terminated by the Company for Cause or by you other than for Good Reason, Disability, death or Retirement, the Company shall pay you your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given and any amounts to be paid to you pursuant to the Company's retirement and other benefits plans of the Company then in effect, and the Company shall have no further obligations to you under this Agreement.

        (c) If your employment shall be terminated by the Company or by you for Retirement, or by reason of your death, your benefits shall be determined in accordance with the Company's retirement, benefit and insurance programs then in effect.

        (d) If your employment by the Company shall be terminated by the Company other than for Cause and other than because of your death, Disability or Retirement or by you for Good Reason then, effective as of the Date of Termination, in lieu of any severance benefits which you otherwise would be eligible to receive under the Company's severance plan or policy as in effect immediately prior to the Change in Control, you shall be entitled to the benefits provided below:

               (i) The Company shall pay you your full base salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, plus all other amounts to which you are entitled under any compensation or benefit plan of the Company (excluding any severance benefits under the Company's severance plan or policy) at the time such payments are due under the terms of such plans.

               (ii) In lieu of any further salary payments to you for periods subsequent to the Date of Termination, the Company shall pay to you, not later than the fifth day following the Date of Termination, a lump sum payment equal to four times your annual base salary.

               (iii) The Company shall also pay to you all legal fees and expenses incurred by you as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement) in the event that you prevail in any claim brought against the Company in connection with such termination.

               (iv) Notwithstanding any other provision of this Agreement, if any amount payable hereunder ("Payments") would, individually or together with any other amounts paid or payable, constitute an "excess parachute payment", within the meaning of Section 280G of the Internal Revenue Code of 1986 and any applicable regulations thereunder (the "Code") which would require the payment by you of the excise tax imposed by Section 4999 of the Code or any interest or penalty (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then you shall be entitled to receive an additional Payment (the "Gross-Up Payment") in an amount such that after the payment by you of all taxes (including any interest or penalties imposed with respect to such taxes) including, without limitation, any income taxes (and any interest and penalties with respect thereto) and the Excise Tax imposed upon the Gross-Up Payment, you shall retain an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the total Payments to be received by you pursuant to this Agreement. The determination of whether the Gross-Up Payment shall be paid shall be made by a nationally recognized accounting firm selected by you and such determination shall be binding upon you and the Company for purposes of this Agreement. The costs and expenses of such accounting firm shall be paid by the Company.

        (e) Except as specifically provided in this Section 6, you shall not be required to mitigate the amount of any payment provided for in this Section 6 by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Section 6 be reduced by any compensation earned by you as the result of employment by another employer or by retirement benefits after the Date of Termination, or otherwise.

        (f) In addition to all other amounts payable to you under this Section 6, you shall be entitled to receive all benefits payable to you under any other plan or agreement relating to retirement benefits in accordance with the terms of such plan or agreement.

        7. Successors; Binding Agreement. (a) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Such assumption and agreement shall be obtained prior to the effectiveness of any such succession. As used in this Agreement, "Company" shall mean the Company as herein before defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise. Prior to a Change in Control, the term "Company" shall also mean any affiliate of the Company to which you may be transferred and Company shall cause such successor employer to be considered the "Company" bound by the terms of this Agreement and this Agreement shall be amended to so provide. Following a Change in Control the term "Company" shall not mean any affiliate of the Company to which you may be transferred unless you shall have previously approved of such transfer in writing, in which case the Company shall cause such successor employer to be considered "Company" bound by the terms of this Agreement and this Agreement shall be amended to so provide.

        (b) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there is no such designee, to your estate.

        8. Notice. For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

        9 Miscellaneous. No provision of this Agreement shall be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. THE VALIDITY, INTERPRETATION, CONSTRUCTION AND PERFORMANCE OF THIS AGREEMENT SHALL BE GOVERNED BY THE LAWS OF THE STATE OF TEXAS.

        10 Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

        11.   Counterparts.   This   Agreement   may  be   executed  in  several
counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

        12. Arbitration. THIS AGREEMENT IS SUBJECT TO ARBITRATION UNDER THE TEXAS ARBITRATION ACT. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in San Antonio, Texas in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

        13. Entire Agreement. This Agreement contains the entire agreement by the parties with respect to the matters covered herein and supersedes any prior agreement (including, without limitation, any prior employment or severance agreement), condition, practice, custom, usage and obligation with respect to such matters insofar as any such prior agreement, condition, practice, custom, usage or obligation might have given rise to any enforceable right.

        If this letter sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter which will then constitute our agreement on this subject.

                                    Sincerely,

                                    ABRAXAS PETROLEUM CORPORATION



                                    By:
                                          Robert L. G. Watson
                                          Chief Executive Officer


Agreed to this ___ day of
_______________, 1998



Robert W. Carington, Jr.

                                                                  EXHIBIT 10.26

                         REGISTRATION RIGHTS AGREEMENT

                           Dated as of March 26, 1999

                                  By and Among

                         ABRAXAS PETROLEUM CORPORATION,

                       CANADIAN ABRAXAS PETROLEUM LIMITED,

                           NEW CACHE PETROLEUMS LTD.,

                         SANDIA OIL AND GAS CORPORATION

                                       and

                           JEFFERIES & COMPANY, INC.,
                              as Initial Purchaser


                      12.875% Senior Secured Notes due 2003

                                TABLE OF CONTENTS


                                                                         Page

1.       Definitions  .................................................... 1

2.       Exchange Offer................................................... 5

3.       Shelf Registration............................................... 9

4.       Liquidated Damages...............................................11

5.       Registration Procedures..........................................13

6.       Registration Expenses............................................25

7.       Indemnification..................................................26

8.       Rules 144 and 144A...............................................31

9.       Underwritten Registrations.......................................31

10.      Miscellaneous....................................................32

         (a)      No Inconsistent Agreements..............................32
         (b)      Adjustments Affecting Transfer Restricted Securities....32
         (c)      Amendments and Waivers..................................32
         (d)      Notices.................................................33
         (e)      Successors and Assigns..................................33
         (f)      Release of Subsidiary Guarantors........................34
         (g)      Counterparts............................................34
         (h)      Headings................................................34
         (i)      Governing Law...........................................34
         (j)      Severability............................................34
         (k)      Securities Held by the Issuers or Their
                      Affiliates..........................................34
         (l)      Third Party Beneficiaries...............................34
         (m)      Entire Agreement........................................35
         (n)      Information Supplied by the Participants................35
         (o)      Subsidiary Guarantor a Party............................35

                          REGISTRATION RIGHTS AGREEMENT

                  This Registration Rights Agreement (the "Agreement") is dated as of March 26, 1999, by and among ABRAXAS PETROLEUM CORPORATION, a Nevada corporation (the "Company"), CANADIAN ABRAXAS PETROLEUM LIMITED, an Alberta corporation and a wholly-owned subsidiary of the Company ("Canadian Abraxas") and NEW CACHE PETROLEUMS LTD., an Alberta corporation and a wholly-owned subsidiary of Canadian Abraxas ("New Cache") and SANDIA OIL AND GAS CORPORATION, a Texas corporation and a wholly-owned subsidiary of the Company ("Sandia"), and JEFFERIES & COMPANY, INC. as initial purchaser (the "Initial Purchaser"). The Company, Canadian Abraxas, New Cache and Sandia are referred to herein as the "Issuers".

                  This Agreement is entered into in connection with the Purchase Agreement, dated as of March 19, 1999, by and among the Issuers and the Initial Purchaser (the "Purchase Agreement"), which provides for the sale by the Company, Canadian Abraxas and New Cache to the Initial Purchaser of $63,500,000 aggregate principal amount of such companies' 12.875% Senior Secured Notes due 2003, Series A (the "Notes"), unconditionally guaranteed on a senior secured basis by Sandia, initially, and by each of the Company's future Restricted Subsidiaries (as defined in the Indenture) (collectively, the "Subsidiary Guarantors"). In order to induce the Initial Purchaser to enter into the Purchase Agreement, the Issuers have agreed to provide the registration rights set forth in this Agreement for the benefit of the Initial Purchaser and any subsequent holder or holders of the Notes. The execution and delivery of this Agreement is a condition to the Initial Purchaser's obligation to purchase the Notes under the Purchase Agreement.

                  The parties hereby agree as follows:

1.       Definitions

                  As used in this Agreement, the following terms shall have the following meanings:

                  Advice:  See Section 5 hereof.

                  Agreement:  See the introductory paragraphs hereto.

                  Applicable Period:  See Section 2 hereof.

                  Canadian Abraxas:  See the introductory paragraphs hereto.

                  Company:  See the introductory paragraphs hereto.

                  Damages Payment Date: With respect to the Notes, each Interest Payment Date.

                  Effectiveness   Date:   With   respect  to  any   Registration
Statement, the 60th day after the Filing Date with respect thereto.

                  Effectiveness Period:  See Section 3 hereof.

                  Event Date:  See Section 4 hereof.

                  Exchange Act: The Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC promulgated thereunder.

                  Exchange Notes:  See Section 2 hereof.

                  Exchange Offer:  See Section 2 hereof.

                  Exchange Offer Registration Statement:  See Section 2 hereof.

                  Filing Date: If no Registration Statement has been filed by the Issuers pursuant to this Agreement, the 75th day after the Issue Date; provided, however, that if a Shelf Notice is given, then the Filing Date with respect to the Initial Shelf Registration shall be the 60th calendar day after the date of the giving of such Shelf Notice.

                  Holder: Any holder of a Transfer Restricted Security or Transfer Restricted Securities.

                  Indemnified Person:  See Section 7(c) hereof.

                  Indemnifying Person:  See Section 7(c) hereof.

                  Indenture: The Indenture, dated as of March 26, 1999, by and among the Issuers and Norwest Bank Minnesota, N.A., as trustee, pursuant to which the Notes are being issued, as the same may be amended or supplemented from time to time in accordance with the terms thereof.

                  Initial  Purchaser:  See the introductory paragraphs hereto.

                  Initial Shelf Registration:  See Section 3(a) hereof.

                  Inspectors:  See Section 5(o) hereof.

                  Interest Payment Date: As defined in the Indenture and the Notes.

                  Issue Date: March 26, 1999, the date of original issuance of the Notes.

                  Issuers:  See the introductory paragraphs hereto.

                  Liquidated Damages:  See Section 4 hereof.

                  New Cache:  See the introductory paragraph hereto.

                  NASD:  See Section 5(t) hereof.

                  Participant:  See Section 7(a) hereof.

                  Participating Broker-Dealer:  See Section 2 hereof.

                  Person:  An  individual,  trustee,  corporation,  partnership,
joint  stock  company,  trust,  unincorporated   association,   union,  business
association, firm or other legal entity.

                  Private Exchange:  See Section 2 hereof.

                  Private Exchange Notes:  See Section 2 hereof.

                  Prospectus: The prospectus included in any Registration Statement (including, without limitation, any prospectus subject to completion and a prospectus that includes any information previously omitted from a prospectus filed as part of an effective registration statement in reliance upon Rule 430A promulgated under the Securities Act and any term sheet filed pursuant to Rule 434 under the Securities Act), as amended or supplemented by any prospectus supplement, and all other amendments and supplements to the Prospectus, including post-effective amendments, and all material incorporated by reference or deemed to be incorporated by reference in such Prospectus.

                  Purchase Agreement:  See the introductory paragraphs hereof.

                  Records:  See Section 5(o) hereof.

                  Registration Default:  As defined in Section 4.

                  Registration Statement: Any registration statement of the Issuers and the Subsidiary Guarantors (if any) that covers any of the Notes, the Exchange Notes or the Private Exchange Notes filed with the SEC under the Securities Act, including the Prospectus, amendments and supplements to such registration statement, including post-effective amendments, all exhibits, and all material incorporated by reference or deemed to be incorporated by reference in such registration statement.

                  Rule 144: Rule 144 promulgated under the Securities Act, as such Rule may be amended from time to time, or any similar rule (other than Rule
144A) or regulation hereafter adopted by the SEC providing for offers and sales of securities made in compliance therewith resulting in offers and sales by subsequent holders that are not affiliates of an issuer of such securities being free of the registration and prospectus delivery requirements of the Securities Act.

                  Rule 144A: Rule 144A promulgated under the Securities Act, as such Rule may be amended from time to time, or any similar rule (other than Rule
144) or regulation hereafter adopted by the SEC.

                  Rule 415: Rule 415 promulgated under the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the SEC.

                  Sandia:  See the introductory paragraph hereto.

                  SEC:  The Securities and Exchange Commission.

                  Securities Act: The Securities Act of 1933, as amended, and the rules and regulations of the SEC promulgated thereunder.

                  Security Documents: The Security Documents as defined in the Purchase Agreement.

                  Shelf Notice:  See Section 2 hereof.

                  Shelf Registration:  See Section 3(b) hereof.

                  Subsequent Shelf Registration:  See Section 3(b) hereof.

                  Subsidiary Guarantor:  See the introductory paragraphs hereto.

                  TIA:  The Trust Indenture Act of 1939, as amended.

                  Transfer Restricted Securities. Each Note until (i) the date on which such Note has been exchanged by a person other than a Broker-Dealer for an Exchange Note in the Exchange Offer, (ii) following the exchange by a Broker-Dealer in the Exchange Offer of a Note for an Exchange Note, the date on which such Exchange Note is sold to a purchaser who receives from such Broker-Dealer on or prior to the date of such sale a copy of the Prospectus contained in the Exchange Offer Registration Statement, (iii) the date on which such Note has been effectively registered under the Act and disposed of in accordance with the Shelf Registration Statement or (iv) the date on which such
Note is distributed to the public pursuant to Rule 144 under the Act or may be distributed to the public pursuant to Rule 144(k) under the Act.

                  Trustee: The trustee under the Indenture and the trustee (if any) under any indenture governing the Exchange Notes and Private Exchange Notes.

                  Underwritten   registration   or  underwritten   offering:   A
registration in which securities of the Issuers are sold to an underwriter for reoffering to the public.

2.       Exchange Offer

                  (a) To the extent permitted by applicable law or applicable interpretation of the staff of the Division of Corporation Finance of the SEC, the Issuers shall file with the SEC, no later than the Filing Date, a Registration Statement (the "Exchange Offer Registration Statement") on an appropriate registration form with respect to a registered offer (the "Exchange Offer") to exchange any and all of the Transfer Restricted Securities for a like aggregate principal amount of notes (the "Exchange Notes") of the Issuers, guaranteed by any then existing Subsidiary Guarantor and secured by the same collateral as the Notes, that are identical in all material respects to the Notes except that the Exchange Notes (and the guarantees, if any, of the Subsidiary Guarantors) shall contain no restrictive legend thereon. The Exchange Offer shall comply with all applicable tender offer rules and regulations under the Exchange Act and other applicable law. The Issuers shall use their respective best efforts to (x) cause the Exchange Offer Registration Statement to be declared effective under the Securities Act on or before the Effectiveness Date; (y) keep the Exchange Offer open for at least 30 days (or longer if required by applicable law) after the date that notice of the Exchange Offer is mailed to Holders; and (z) consummate the Exchange Offer on or prior to the 165th day following the Issue Date. If, after the Exchange Offer Registration Statement is initially declared effective by the SEC, the Exchange Offer or the issuance of the Exchange Notes thereunder is interfered with by any stop order, injunction or other order or requirement of the SEC or any other governmental agency or court, the Exchange Offer Registration Statement shall be deemed not to have become effective for purposes of this Agreement.

                  Each Holder that participates in the Exchange Offer will be required to represent that any Exchange Notes to be received by it will be acquired in the ordinary course of its business, that at the time of the consummation of the Exchange Offer such Holder will have no arrangement or understanding with any Person to participate in the distribution of the Exchange Notes in violation of the provisions of the Securities Act, and that such Holder is not an affiliate of any of the Issuers within the meaning of the Securities Act.


                  No securities other than the Exchange Notes shall be included in the Exchange Offer Registration Statement.

                  (b) The Issuers shall include within the Prospectus contained in the Exchange Offer Registration Statement a section entitled "Plan of Distribution," reasonably acceptable to the Holders, which shall contain a summary statement of the positions taken or policies made by the staff of the SEC with respect to the potential "underwriter" status of any broker-dealer that is the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) of Exchange Notes received by such broker-dealer in the Exchange Offer (a "Participating Broker-Dealer"), whether such positions or policies have been publicly disseminated by the staff of the SEC or such positions or policies represent the prevailing views of the staff of the SEC. Such "Plan of Distribution" section shall also expressly permit, to the extent permitted by applicable policies and regulations of the SEC, the use of the Prospectus by all Persons subject to the prospectus delivery requirements of the Securities Act, including, to the extent permitted by applicable policies and regulations of the SEC, all Participating Broker-Dealers, and include a statement describing the means by which Participating Broker-Dealers may resell the Exchange Notes in compliance with the Securities Act.

                  The Issuers shall use their respective best efforts to keep the Exchange Offer Registration Statement effective and to amend and supplement the Prospectus contained therein in order to permit such Prospectus to be lawfully delivered by all Persons subject to the prospectus delivery requirements of the Securities Act for such period of time as is necessary to comply with applicable law in connection with any resale of the Exchange Notes covered thereby; provided, however, that such period shall not exceed 180 days after such Exchange Offer Registration Statement is declared effective (or such longer period if extended pursuant to the last paragraph of Section 5 hereof) (the "Applicable Period").

                  If, prior to consummation of the Exchange Offer, any Holder holds any Notes acquired by it that have, or that are reasonably likely to be determined to have, the status of an unsold allotment in an initial distribution, or any Holder is not entitled to participate in the Exchange Offer, the Issuers upon the request of any such Holder shall simultaneously with the delivery of the Exchange Notes in the Exchange Offer, issue and deliver to any such Holder, in exchange (the "Private Exchange") for such Notes held by any such Holder, a like principal amount of notes (the "Private Exchange Notes") of the Issuers, guaranteed by any then existing Subsidiary Guarantor and secured by the same collateral as the Exchange Notes, that are identical in all material respects to the Exchange Notes. The Private Exchange Notes shall be issued pursuant to the same indenture as the Exchange Notes and bear the same CUSIP number as the Exchange Notes.

                  Interest on the Exchange Notes and the Private Exchange Notes will accrue from (A) the later of (i) the last interest payment date on which interest was paid on the Notes surrendered in exchange therefor or (ii) if the Notes are surrendered for exchange on a date in a period which includes the record date for an interest payment date to occur on or after the date of such exchange and as to which interest will be paid, the date of such interest payment date or (B) if no interest has been paid on the Notes, from the date of the original issuance of the Notes.

                  In connection with the Exchange Offer, the Issuers shall:

                  (1) mail,  or cause to be mailed,  to each Holder  entitled to participate in the Exchange Offer a copy of the Prospectus forming part of the Exchange Offer Registration Statement, together with an appropriate letter of transmittal and related documents;

                  (2) keep the Exchange Offer open for not less than 30 days after the date that notice of the Exchange Offer is mailed to Holders (or longer if required by applicable law);

                  (3) utilize the services of a depositary for the Exchange Offer with an address in the Borough of Manhattan, The City of New York;

                  (4) permit Holders to withdraw tendered Notes at any time prior to the close of business, New York time, on the last business day on which the Exchange Offer shall remain open; and

                  (5) otherwise comply in all material respects with all applicable laws, rules and regulations.

                  As soon as practicable after the close of the Exchange Offer and the Private Exchange, if any, the Issuers shall:

                  (1) accept for exchange all Transfer Restricted Securities validly tendered and not validly withdrawn pursuant to the Exchange Offer and the Private Exchange, if any;

                  (2) deliver to the Trustee for cancellation all Transfer Restricted Securities so accepted for exchange; and

                  (3) cause the Trustee to authenticate and deliver promptly to each Holder of Notes, Exchange Notes or Private Exchange Notes, as the case may be, equal in principal amount to the Notes of such Holder so accepted for exchange.

                  The Exchange Offer and the Private Exchange shall not be subject to any conditions, other than that (i) the Exchange Offer or Private Exchange, as the case may be, does not violate applicable law or any applicable interpretation of the staff of the SEC, (ii) no action or proceeding shall have been instituted or threatened in any court or by any governmental agency which might materially impair the ability of the Issuers to proceed with the Exchange Offer or the Private Exchange, and no material adverse development shall have occurred in any existing action or proceeding with respect to the Issuers and
(iii) all governmental approvals shall have been obtained, which approvals the Issuers deem necessary for the consummation of the Exchange Offer or Private Exchange.

                  The Exchange Notes and the Private Exchange Notes shall be issued under (i) the Indenture or (ii) an indenture identical in all material respects to the Indenture and which, in either case, has been qualified under the TIA or is exempt from such qualification and shall provide that the Exchange Notes shall not be subject to the transfer restrictions set forth in the Indenture and that the Exchange Notes, the Private Exchange Notes and the Notes, if any, will be deemed one class of security (subject to the provisions of the Indenture) and entitled to participate in all the security granted by the Issuers pursuant to the Security Documents and in any Subsidiary Guarantee (as such terms are defined in the Indenture) on an equal and ratable basis. The Indenture or such indenture shall provide that the Exchange Notes, the Private Exchange Notes and the Notes shall vote and consent together on all matters as one class and that none of the Exchange Notes, the Private Exchange Notes or the Notes will have the right to vote or consent as a separate class on any matter.

                  (c) If, (i) the Issuers  are not  required to file an Exchange
Offer Registration Statement or permitted to consummate the Exchange Offer because the Exchange Offer is not permitted by applicable law or Commission policy (after the procedures set forth in Section 5 below have been complied with) or (ii) any Holder of Transfer Restricted Securities notifies the Issuers prior to the 20th day following the consummation of the Exchange Offer (A) that such Holder is prohibited by applicable law or Commission policy from participating in the Exchange Offer or (B) that such Holder may not resell the Exchange Notes acquired by it in the Exchange Offer to the public without delivering a prospectus and that the Prospectus contained in the Exchange Offer Registration Statement is not available for such resales by such Holder, then the Issuers shall promptly deliver to the Holders and the Trustee written notice thereof (the "Shelf Notice") and shall file a Shelf Registration pursuant to
Section 3 hereof.

3.       Shelf Registration

                  If at any time a Shelf Notice is delivered as  contemplated by
Section 2(c) hereof, then:

                  (a) Shelf Registration. The Issuers shall file with the SEC a Registration Statement for an offering to be made on a continuous basis pursuant to Rule 415 covering all of the Transfer Restricted Securities covered by
Section 2(c)(ii) above (the "Initial Shelf Registration"). The Issuers shall use their respective diligent best efforts to file with the SEC the Initial Shelf Registration on or before the applicable Filing Date. The Initial Shelf
Registration shall be on Form S-1 or another appropriate form permitting registration of such Transfer Restricted Securities for resale by Holders in the manner or manners designated by them (including, without limitation, one or more underwritten offerings). The Issuers shall not permit any securities other than the Transfer Restricted Securities to be included in the Initial Shelf Registration or any Subsequent Shelf Registration (as defined below).

                  The Issuers shall use their respective best efforts to cause the Initial Shelf Registration to be declared effective under the Securities Act on or prior to the Effectiveness Date and to keep the Initial Shelf Registration continuously effective under the Securities Act until the date which is two years from the Effectiveness Date, subject to extension pursuant to the last paragraph of Section 5 hereof (the "Effectiveness Period"), or such shorter period ending when (i) all Transfer Restricted Securities covered by the Initial Shelf Registration have been sold in the manner set forth and as contemplated in the Initial Shelf Registration or (ii) a Subsequent Shelf Registration covering all of the Transfer Restricted Securities covered by and not sold under the Initial Shelf Registration or an earlier Subsequent Shelf Registration has been declared effective under the Securities Act; provided, however, that the Effectiveness Period in respect of the Initial Shelf Registration shall be extended to the extent required to permit dealers to comply with the applicable prospectus delivery requirements of Rule 174 under the Securities Act and as otherwise provided herein and shall be subject to reduction to the extent that the applicable provisions of Rule 144 are amended or revised.

                  No holder of Transfer Restricted Securities may include any of its Transfer Restricted Securities in any Shelf Registration Statement pursuant to this Agreement unless and until such holder furnishes to the Issuers in writing, within 30 days after receipt of a request therefor, such information as the Issuers may reasonably request for use in connection with any Shelf Registration Statement or Prospectus or preliminary prospectus included therein. No holder of Transfer Restricted Securities shall be entitled to Liquidated Damages pursuant to Section 4 hereof unless and until such holder shall have provided all such reasonably requested information. Each holder of Transfer Restricted Securities as to which any Shelf Registration Statement is being effected agrees to furnish promptly to the Issuers all information required to be disclosed in order to make information previously furnished to the Issuers by such Holder not materially misleading.

                  (b) Subsequent Shelf Registrations. If the Initial Shelf Registration or any Subsequent Shelf Registration ceases to be effective for any reason at any time during the Effectiveness Period (other than because of the sale of all of the securities registered thereunder), the Issuers shall use their respective best efforts to obtain the prompt withdrawal of any order suspending the effectiveness thereof, and in any event shall within 30 days of such cessation of effectiveness amend the Initial Shelf Registration in a manner to obtain the withdrawal of the order suspending the effectiveness thereof, or file an additional "shelf" Registration Statement pursuant to Rule 415 covering all of the Transfer Restricted Securities covered by and not sold under the Initial Shelf Registration or an earlier Subsequent Shelf Registration (each, a "Subsequent Shelf Registration"). If a Subsequent Shelf Registration is filed, the Issuers shall use their respective best efforts to cause the Subsequent Shelf Registration to be declared effective under the Securities Act as soon as practicable after such filing and to keep such subsequent Shelf Registration continuously effective for a period equal to the number of days in the Effectiveness Period less the aggregate number of days during which the Initial Shelf Registration or any Subsequent Shelf Registration was previously continuously effective. As used herein the term "Shelf Registration" means the Initial Shelf Registration and any Subsequent Shelf Registration.

                  (c) Supplements and Amendments. The Issuers shall promptly supplement and amend any Shelf Registration if required by the rules, regulations or instructions applicable to the registration form used for such Shelf Registration, if required by the Securities Act, or if reasonably requested by the Holders of a majority in aggregate principal amount of the Transfer Restricted Securities covered by such Registration Statement or by any underwriter of such Transfer Restricted Securities.

4.       Liquidated Damages

                  (a) The Issuers and the Initial Purchaser agree that the Holders will suffer damages if the Issuers fail to fulfill their obligations under Section 2 or Section 3 hereof and that it would not be feasible to ascertain the extent of such damages with precision. Accordingly, the Issuers agree, jointly and severally, to pay, as liquidated damages, additional interest on the Notes ("Liquidated Damages") under the circumstances and to the extent set forth below (each of which shall be given independent effect):

                    (i) if (A) neither the Exchange Offer Registration Statement nor the Initial Shelf Registration has been filed on or prior to the applicable Filing Date or (B) notwithstanding that the Issuers have consummated or will consummate the Exchange Offer, the Issuers are required to file a Shelf Registration and such Shelf Registration is not filed on or prior to the Filing Date applicable thereto, then, commencing on the day after any such Filing Date, Liquidated Damages shall accrue on the principal amount of the Notes at a rate of $.05 per week per $1,000 principal amount of Notes held by such Holder for the first 90 days immediately following each such Filing Date, and such Liquidated Damages shall increase by an additional $.05 per week per $1,000 principal amount at the beginning of each subsequent 90-day period; or

                   (ii) if (A) neither the Exchange Offer Registration Statement nor the Initial Shelf Registration is declared effective by the SEC on or prior to the relevant Effectiveness Date or (B) notwithstanding that the Issuers have consummated or will consummate the Exchange Offer, the Issuers are required to file a Shelf Registration and such Shelf Registration is not declared effective by the SEC on or prior to the Effectiveness Date in respect of such Shelf Registration, then, commencing on the day after such Effectiveness Date, Liquidated Damages shall accrue on the principal amount of the Notes at a rate of $.05 per week per $1,000 principal amount of Notes held by such Holder for the first 90 days immediately following the day after such Effectiveness Date, and such Liquidated Damages shall increase by an additional $.05 per week per $1,000 principal amount at the beginning of each subsequent 90-day period; or

                  (iii) if (A) the Issuers have not exchanged Exchange Notes for all Notes validly tendered in accordance with the terms of the Exchange Offer on or prior to the 165th day after the Issue Date or (B) if applicable, a Shelf Registration has been declared effective and such Shelf Registration ceases to be effective at any time during the Effectiveness Period, then Liquidated Damages shall accrue on the principal amount of the Notes at a rate of $.05 per week per $1,000 principal amount of Notes held by such Holder for the first 90 days commencing on the (x) 166th day after such Issue Date, in the case of
         (A) above, or (y) the day such Shelf Registration ceases to be effective in the case of (B) above, and such Liquidated Damages shall increase by an additional $.05 per week per $1,000 principal amount at the beginning of each such subsequent 90-day period (each such event referred to in clauses (i) through (iii) above a "Registration Default");

provided, however, that the Liquidated Damages on the Notes may not exceed at any one time in the aggregate $.20 per week per $1,000 principal amount of Notes held by such Holder; provided, further, however, that (1) upon the filing of the applicable Exchange Offer Registration Statement or the applicable Shelf Registration as required hereunder (in the case of clause (i) above of this Section 4), (2) upon the effectiveness of the Exchange Offer Registration Statement or the applicable Shelf Registration Statement as required hereunder (in the case of clause (ii) of this Section 4), or (3) upon the exchange of the applicable Exchange Notes for all Notes tendered (in the case of clause (iii)(A) of this Section 4), or upon the effectiveness of the applicable Shelf Registration Statement which had ceased to remain effective (in the case of (iii)(B) of this Section 4), Liquidated Damages on the Notes in respect of which such events relate as a result of such clause (or the relevant subclause thereof), as the case may be, shall cease to accrue.

                  (b) The Issuers shall notify the Trustee within one business day after each and every date on which an event occurs in respect of which Liquidated Damages are required to be paid (an "Event Date"). Any amounts of Liquidated Damages due pursuant to (a)(i), (a)(ii) or (a)(iii) of this Section 4 will be payable in cash semi-annually on each Damages Payment Date (to the holders of record (the "Record Holders") on the regular record date therefor (as specified in the Indenture) immediately preceding such dates), commencing with the first such date occurring after any such Liquidated Damages commence to accrue. The amount of Liquidated Damages will be determined by multiplying the applicable Liquidated Damages by the principal amount of the Transfer Restricted Securities, multiplied by a fraction, the numerator of which is the number of days such Liquidated Damages were applicable during such period (determined on the basis of a 360-day year comprised of twelve 30-day months and, in the case of a partial month, the actual number of days elapsed), and the denominator of which is 360. All accrued Liquidated Damages shall be paid to the Record Holders by the Issuers by wire transfer of immediately available funds or by federal funds check on each Damages Payment Date. Following the cure of all Registration Defaults relating to any particular Transfer Restricted Securities, the accrual of Liquidated Damages with respect to such Transfer Restricted Securities will cease.

5.       Registration Procedures

                  In connection with the filing of any Registration Statement pursuant to Sections 2 or 3 hereof, the Issuers shall effect such registrations to permit the sale of the securities covered thereby in accordance with the intended method or methods of disposition thereof, and pursuant thereto and in connection with any Registration Statement filed by the Issuers hereunder the Issuers shall:

                  (a) Prepare and file with the SEC prior to the applicable Filing Date, a Registration Statement or Registration Statements as prescribed by Sections 2 or 3 hereof, and use their respective best efforts to cause each such Registration Statement to become effective and remain effective as provided herein; provided, however, that, if
         (1) such filing is pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period relating thereto, before filing any Registration Statement or Prospectus or any amendments or supplements thereto, the Issuers shall furnish to and afford the Holders of the Transfer Restricted Securities covered by such Registration Statement or each such Participating Broker-Dealer, as the case may be, their counsel and the managing underwriters, if any, a reasonable opportunity to review copies of all such documents (including copies of any documents to be incorporated by reference therein and all exhibits thereto) proposed to be filed (in each case at least five days prior to such filing, or such later date as is reasonable under the circumstances). The Issuers shall not file any Registration Statement or Prospectus or any amendments or supplements thereto if the Holders of a majority in aggregate principal amount of the Transfer Restricted Securities covered by such Registration Statement, or any such Participating Broker-Dealer, as the case may be, their counsel, or the managing underwriters, if any, shall reasonably object.

                  (b)  Prepare  and  file  with  the  SEC  such  amendments  and post-effective amendments to each Shelf Registration Statement or Exchange Offer Registration Statement, as the case may be, as may be necessary to keep such Registration Statement continuously effective for the Effectiveness Period or the Applicable Period, as the case may be; cause the related Prospectus to be supplemented by any Prospectus supplement required by applicable law, and as so supplemented to be filed pursuant to Rule 424 (or any similar provisions then in force) promulgated under the Securities Act; and comply with the provisions of the Securities Act and the Exchange Act applicable to each of them with respect to the disposition of all securities covered by such
         Registration  Statement  as so  amended  or in  such  Prospectus  as so supplemented and with respect to the subsequent resale of any securities being sold by a Participating Broker-Dealer covered by any such Prospectus. The Issuers shall be deemed not to have used their respective diligent best efforts to keep a Registration Statement effective during the Effective Period or the Applicable Period, as the case may be, relating thereto if any of the Issuers voluntarily takes any action that would result in selling Holders of the Transfer Restricted Securities covered thereby or Participating Broker-Dealers seeking to sell Exchange Notes not being able to sell such Transfer Restricted Securities or such Exchange Notes during that period unless
         (i) such action is required by applicable law or (ii) such Issuers comply with the provisions of the last sentence of Section 5(k) or the last paragraph of this Section 5.

                  (c) If (1) a Shelf Registration is filed pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period relating thereto from whom the Company has received written notice that it will be a Participating Broker-Dealer in the Exchange Offer, notify the selling Holders of Transfer Restricted Securities, or each such Participating Broker-Dealer, as the case may be, their counsel and the managing underwriters, if any, promptly (but in any event within one day), and confirm such notice in writing, (i) when a Prospectus or any Prospectus supplement or post-effective amendment has been filed, and, with respect to a Registration Statement or any post-effective amendment, when the same has become effective under the Securities Act (including in such notice a written statement that any Holder may, upon request, obtain, at the sole expense of the Issuers, one conformed copy of such Registration Statement or post-effective amendment including financial statements and schedules, documents incorporated or deemed to be incorporated by reference and exhibits),
         (ii) of the issuance by the SEC of any stop order suspending the effectiveness of a Registration Statement or of any order preventing or suspending the use of any preliminary prospectus or the initiation of any proceedings for that purpose, (iii) if at any time when a prospectus is required by the Securities Act to be delivered in connection with sales of the Transfer Restricted Securities or resales of Exchange Notes by Participating Broker-Dealers the representations and warranties of any of the Issuers contained in any agreement (including any underwriting agreement) contemplated by Section 5(m) hereof cease to be true and correct in all material respects, (iv) of the receipt by any of the Issuers of any notification with respect to the suspension of the qualification or exemption from qualification of a Registration Statement or any of the Transfer Restricted Securities or the Exchange Notes to be sold by any Participating Broker-Dealer for offer or sale in any jurisdiction, or the initiation or threatening of any proceeding for such purpose, (v) of the happening of any event, the existence of any condition or any information becoming known that makes any statement made in such Registration Statement or related Prospectus or any document incorporated or deemed to be incorporated therein by reference untrue in any material respect or that requires the making of any changes in or amendments or supplements to such Registration
         Statement, Prospectus or documents so that, in the case of the Registration Statement, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, and that in the case of the Prospectus, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and (vi) of any of the Issuers' determination that a post-effective amendment to a Registration Statement would be appropriate.

                  (d) If (1) a Shelf Registration is filed pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, use their respective best efforts to prevent the issuance of any order suspending the effectiveness of a Registration Statement or of any order preventing or suspending the use of a Prospectus or suspending the qualification (or exemption from qualification) of any of the Transfer Restricted Securities or the Exchange Notes to be sold by any Participating Broker-Dealer, for sale in any jurisdiction, and, if any such order is issued, to use their respective best efforts to obtain the withdrawal of any such order at the earliest possible date.

                  (e) Subject to the provisions of the last sentence of Section 5(k), if a Shelf Registration is filed pursuant to Section 3 and if requested by the managing underwriter or underwriters (if any), the Holders of a majority in aggregate principal amount of the Transfer Restricted Securities being sold in connection with an underwritten offering or any Participating Broker-Dealer, (i) promptly as practicable incorporate in a prospectus supplement or post-effective amendment such information as the managing underwriter or underwriters (if any), such Holders, any Participating Broker-Dealer or counsel for any of them reasonably request to be included therein, (ii) make all required filings of such prospectus supplement or such post-effective amendment as soon as practicable after either Issuer has received notification of the matters to be incorporated in such prospectus supplement or post-effective amendment, and (iii) supplement or make amendments to such Registration Statement; provided, however, that the Issuers shall not be required to take any action pursuant to this
         Section 5(e) that would violate applicable law.

                  (f) If (1) a Shelf Registration is filed pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, furnish to each selling Holder of Transfer Restricted

         Securities and to each such Participating Broker-Dealer who so requests and to counsel and each managing underwriter, if any, at the sole expense of the Issuers, one conformed copy of the Registration Statement or Registration Statements and each post-effective amendment thereto, including financial statements and schedules, and, if requested, all documents incorporated or deemed to be incorporated therein by reference and all exhibits.

                  (g) If (1) a Shelf Registration is filed pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, deliver to each selling Holder of Transfer Restricted Securities, or each such Participating Broker-Dealer, as the case may be, their respective counsel, and the underwriters, if any, at the sole expense of the Issuers, as many copies of the Prospectus or Prospectuses (including each form of preliminary prospectus) and each amendment or supplement thereto and any documents incorporated by reference therein as such Persons may reasonably request; and, subject to the last paragraph of this Section 5, each of the Issuers hereby consents to the use of such Prospectus and each amendment or supplement thereto by each of the selling Holders of Transfer Restricted Securities or each such Participating Broker-Dealer, as the case may be, and the underwriters or agents, if any, and dealers (if any), in connection with the offering and sale of the Transfer Restricted Securities covered by, or the sale by Participating Broker-Dealers of the Exchange Notes pursuant to, such Prospectus and any amendment or supplement thereto.

                  (h) Prior to any public offering of Transfer Restricted Securities or any delivery of a Prospectus contained in the Exchange Offer Registration Statement by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, to use their respective best efforts to register or qualify, and to cooperate with the selling Holders of Transfer Restricted Securities or each such Participating Broker-Dealer, as the case may be, the managing underwriter or underwriters, if any, and their respective counsel in connection with the registration or qualification (or exemption from such registration or qualification) of such Transfer Restricted Securities for offer and sale under the securities or Blue Sky laws of such jurisdictions within the United States as any selling Holder, Participating Broker-Dealer, or the managing underwriter or underwriters reasonably request in writing; provided, however, that where Exchange Notes held by Participating Broker-Dealers or Transfer Restricted Securities are offered other than through an underwritten offering, the Issuers agree to cause their counsel to perform Blue Sky investigations and file registrations and qualifications required to be filed pursuant to this Section 5(h); keep each such registration or qualification (or exemption therefrom) effective during the period such Registration Statement is required to be kept effective and do any and all other acts or things reasonably necessary or advisable to enable the disposition in such jurisdictions of the Exchange Notes held by Participating Broker-Dealers or the Transfer Restricted Securities covered by the applicable Registration Statement; provided, however, that none of the Issuers shall be required to (A) qualify generally to do business in any jurisdiction where it is not then so qualified, (B) take any action that would subject it to general service of process in any such jurisdiction where it is not then so subject or (C) subject itself to taxation in excess of a nominal dollar amount in any such jurisdiction where it is not then so subject.

                  (i) If a Shelf Registration is filed pursuant to Section 3 hereof, cooperate with the selling Holders of Transfer Restricted
         Securities and the managing underwriter or underwriters, if any, to facilitate the timely preparation and delivery of certificates representing Transfer Restricted Securities to be sold, which certificates shall not bear any restrictive legends and shall be in a form eligible for deposit with The Depository Trust Company; and enable such Transfer Restricted Securities to be in such denominations and registered in such names as the managing underwriter or underwriters, if any, or Holders may request.

                  (j) Use their respective best efforts to cause the Transfer Restricted Securities covered by the Registration Statement to be registered with or approved by such other governmental agencies or authorities as may be reasonably necessary to enable the seller or sellers thereof or the underwriter or underwriters, if any, to consummate the disposition of such Transfer Restricted Securities, except as may be required solely as a consequence of the nature of such selling Holder's business, in which case the Issuers will cooperate in all reasonable respects with the filing of such Registration Statement and the granting of such approvals.

                  (k) If (1) a Shelf Registration is filed pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, upon the occurrence of any event contemplated by paragraph 5(c)(v) or 5(c)(vi) hereof, as promptly as practicable prepare and (subject to Section 5(a) hereof) file with the SEC, at the sole expense of the Issuers, a supplement or post-effective amendment to the Registration Statement or a supplement to the related Prospectus or any document incorporated or deemed to be incorporated therein by reference, or file any other required document so that, as thereafter delivered to the purchasers of the Transfer Restricted Securities being sold thereunder or to the purchasers of the Exchange Notes to whom such Prospectus will be delivered by a Participating Broker-Dealer, any such Prospectus will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. Notwithstanding the foregoing, the Issuers shall not be required to amend or supplement a Registration Statement, any related prospectus or any document incorporated therein by reference in the event that, and for a period (a "Black Out Period") not to exceed, for so long as this Agreement is in effect, an aggregate of 45 days if (x) an event occurs and is continuing as a result of which a Registration Statement, any related prospectus or any document incorporated therein by reference as then amended or supplemented would, in the Issuers' good faith judgment, contain an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, and (y) (1) the Issuers determine in good faith that the disclosure of such event at such time would have a material adverse effect on the business, operations or prospects of the Issuers or (2) the disclosure otherwise relates to a material business transaction which has not yet been publicly disclosed in any relevant jurisdiction.

                  (l) Prior to the effective date of the first Registration Statement relating to the Transfer Restricted Securities, (i) provide the Trustee with certificates for the Transfer Restricted Securities in a form eligible for deposit with The Depository Trust Company and (ii) provide a CUSIP number for the Transfer Restricted Securities.

                  (m) In connection with any underwritten offering of Transfer Restricted Securities pursuant to a Shelf Registration, enter into an underwriting agreement as is customary in underwritten offerings of debt securities similar to the Notes in form and substance reasonably satisfactory to the Issuers and take all such other actions as are reasonably requested by the managing underwriter or underwriters in order to expedite or facilitate the registration or the disposition of such Transfer Restricted Securities and, in such connection, (i) make such representations and warranties to, and covenants with, the underwriters with respect to the business of the Issuers and their respective subsidiaries (including any acquired business, properties or entity, if applicable) and the Registration Statement, Prospectus and documents, if any, incorporated or deemed to be incorporated by reference therein, in each case, as are customarily made by issuers to underwriters in underwritten offerings of debt securities similar to the Notes, and confirm the same in writing if and when requested in form and substance reasonably satisfactory to the Issuers; (ii) obtain the written opinions of counsel to the Issuers and written updates thereof in form, scope and substance reasonably satisfactory to the managing underwriter or underwriters, addressed to the underwriters covering the matters customarily covered in opinions reasonably requested in underwritten offerings and such other matters as may be reasonably requested by the managing underwriter or underwriters; (iii) use their best efforts to obtain "cold comfort" letters and updates thereof in form, scope and substance reasonably satisfactory to the managing underwriter or underwriters from the independent certified public accountants of the Issuers (and, if necessary, any other independent certified public accountants of any subsidiary of any of the Issuers or of any business acquired by any of the Issuers for which financial statements and financial data are, or are required to be, included or incorporated by reference in the Registration Statement), addressed to each of the underwriters, such letters to be in customary form and covering matters of the type customarily covered in "cold comfort" letters in connection with underwritten offerings of debt securities similar to the Notes and such other matters as reasonably requested by the managing underwriter or underwriters as permitted by the Statement on Auditing Standards No. 72; and (iv) if an underwriting agreement is entered into, the same shall contain indemnification provisions and procedures no less favorable to the sellers and underwriters, if any, than those set forth in Section 7 hereof (or such other provisions and procedures acceptable to Holders of a majority in aggregate principal amount of Transfer Restricted Securities covered by such Registration Statement and the managing underwriter or underwriters or agents, if any). The above shall be done at each closing under such underwriting agreement, or as and to the extent required thereunder.

                  (n) If (1) a Shelf Registration is filed pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, make available for inspection by any selling Holder of such Transfer Restricted Securities being sold, or each such Participating Broker-Dealer, as the case may be, any underwriter participating in any such disposition of Transfer Restricted Securities, if any, and any attorney, accountant or other agent retained by any such selling Holder or each such Participating Broker-Dealer, as the case may be, or underwriter (collectively, the "Inspectors"), at the offices where normally kept, during reasonable business hours, all financial and other records, pertinent corporate documents and instruments of the

         Issuers and their respective subsidiaries (collectively, the "Records") as shall be reasonably necessary to enable them to exercise any applicable due diligence responsibilities, and cause the officers, directors and employees of the Issuers and their respective subsidiaries to supply all information reasonably requested by any such Inspector in connection with such Registration Statement and Prospectus. Each Inspector shall agree in writing that it will keep the Records confidential and that it will not disclose any of the Records unless (i) the disclosure of such Records is necessary to avoid or correct a misstatement or omission in such Registration Statement or Prospectus, (ii) the release of such Records is ordered pursuant to a subpoena or other order from a court of competent jurisdiction, (iii) disclosure of such information is necessary or advisable, in the opinion of counsel for any Inspector, in connection with any action, claim, suit or proceeding, directly or indirectly, involving or potentially involving such Inspector and arising out of, based upon, relating to, or involving this Agreement or the Purchase Agreement, or any transactions contemplated hereby or thereby or arising hereunder or thereunder, or (iv) the information in such Records has been made generally available to the public; provided, however, that prior notice shall be provided as soon as practicable to the Issuers of the potential disclosure of any information by such Inspector pursuant to clauses (ii) or (iii) of this sentence to permit the Issuers to obtain a protective order (or waive the provisions of this paragraph (n)) and that such Inspector shall take such actions as are reasonably necessary to protect the confidentiality of such information (if practicable) to the extent such action is otherwise not inconsistent with, an impairment of or in derogation of the rights and interests of the Holder or any Inspector. Each selling Holder of such Transfer Restricted Securities and each such Participating Broker-Dealer will be required to agree that information obtained by it as a result of such inspections shall be deemed confidential and shall not be used by it as the basis for any market transactions in the securities of the Issuers unless and until such is made generally available to the public. Each selling Holder of such Transfer Restricted Securities and each such Participating Broker-Dealer will be required to further agree that it will, upon learning that disclosure of such Records is sought in a court of competent jurisdiction, give notice to the Issuers and allow the Issuers to undertake appropriate action to prevent disclosure of the Records deemed confidential at the Issuers' expense.

                  (o) Provide an indenture trustee for the Transfer Restricted Securities or the Exchange Notes, as the case may be, and cause the Indenture or the trust indenture provided for in Section 2(a) hereof, as the case may be, to be qualified under the TIA not later than the effective date of the first Registration Statement relating to the Transfer Restricted Securities; and in connection therewith, cooperate with the trustee under any such indenture and the Holders of the

         Transfer Restricted Securities, to effect such changes to such indenture as may be required for such indenture to be so qualified in accordance with the terms of the TIA; and execute, and use their respective best efforts to cause such trustee to execute, all documents as may be required to effect such changes, and all other forms and documents required to be filed with the SEC to enable such indenture to be so qualified in a timely manner.

                  (p) Comply with all  applicable  rules and  regulations of the
         SEC and make generally available to their respective securityholders earnings statements satisfying the provisions of Section 11(a) of the Securities Act and Rule 158 thereunder (or any similar rule promulgated under the Securities Act) no later than 45 days after the end of any 12-month period (or 90 days after the end of any 12-month period if such period is a fiscal year) (i) commencing at the end of any fiscal quarter in which Transfer Restricted Securities are sold to underwriters in a firm commitment or best efforts underwritten offering and (ii) if not sold to underwriters in such an offering, commencing on the first day of the first fiscal quarter of the Issuers after the effective date of a Registration Statement, which statements shall cover said 12-month periods.

                  (q) Upon consummation of the Exchange Offer or a Private Exchange, obtain an opinion of counsel to the Issuers, in a form customary for underwritten transactions, addressed to the Trustee for the benefit of all Holders of Transfer Restricted Securities participating in the Exchange Offer or the Private Exchange, as the case may be, that the Exchange Notes or Private Exchange Notes, as the case may be, and the related indenture constitute legal, valid and binding obligations of the Issuers, enforceable against the Issuers in accordance with its respective terms, subject to customary exceptions and qualifications.

                  (r) If the Exchange Offer or a Private Exchange is to be consummated, upon delivery of the Transfer Restricted Securities by Holders to the Issuers (or to such other Person as directed by the Issuers) in exchange for the Exchange Notes or the Private Exchange Notes, as the case may be, the Issuers shall mark, or cause to be marked, on such Transfer Restricted Securities that such Transfer Restricted Securities are being cancelled in exchange for the Exchange Notes or the Private Exchange Notes, as the case may be; in no event shall such Transfer Restricted Securities be marked as paid or otherwise satisfied.

                  (s) Cooperate with each seller of Transfer Restricted Securities covered by any Registration Statement and each underwriter, if any, participating in the disposition of such Transfer Restricted Securities and their respective counsel in connection with any filings required to be made with the National Association of Securities Dealers, Inc. (the "NASD").

                  (t) Use their respective best efforts to take all other steps reasonably necessary to effect the registration of the Exchange Notes and/or Transfer Restricted Securities covered by a Registration Statement contemplated hereby.

                  The Issuers may require each seller of Transfer Restricted Securities as to which any registration is being effected to furnish to the Issuers such information regarding such seller and the distribution of such Transfer Restricted Securities as the Issuers may, from time to time, reasonably request. The Issuers may exclude from such registration the Transfer Restricted Securities of any seller so long as such seller fails to furnish such information within a reasonable time after receiving such request. Each seller as to which any Shelf Registration is being effected agrees to furnish promptly to the Issuers all information required to be disclosed in order to make the information previously furnished to the Issuers by such seller not materially misleading.

                  If any such Registration Statement refers to any Holder by name or otherwise as the holder of any securities of the Issuers, then such Holder shall have the right to require (i) the insertion therein of language, in form and substance reasonably satisfactory to such Holder, to the effect that the holding by such Holder of such securities is not to be construed as a recommendation by such Holder of the investment quality of the securities covered thereby and that such holding does not imply that such Holder will assist in meeting any future financial requirements of any of the Issuers, or
(ii) in the event that such reference to such Holder by name or otherwise is not required by the Securities Act or any similar federal statute then in force, the deletion of the reference to such Holder in any amendment or supplement to the Registration Statement filed or prepared subsequent to the time that such reference ceases to be required.

                  Each Holder of Transfer Restricted Securities and each Participating Broker-Dealer agrees by its acquisition of such Transfer Restricted Securities or Exchange Notes to be sold by such Participating Broker-Dealer, as the case may be, that, upon actual receipt of any notice from the Issuers of the happening of any event of the kind described in Section 5(c)(ii), 5(c)(iv), 5(c)(v), or 5(c)(vi) hereof, such Holder will forthwith discontinue disposition of such Transfer Restricted Securities covered by such Registration Statement or Prospectus or Exchange Notes to be sold by such Holder or Participating Broker-Dealer, as the case may be, until such Holder's or Participating Broker-Dealer's receipt of the copies of the supplemented or amended Prospectus contemplated by Section 5(k) hereof, or until it is advised in writing (the "Advice") by any of the Issuers that the use of the applicable Prospectus may be resumed, and has received copies of any amendments or supplements thereto. In the event that the Issuers shall give any such notice, each of the Effectiveness Period and the Applicable Period shall be extended by the number of days during such periods from and including the date of the giving of such notice to and including the date when each seller of Transfer Restricted Securities covered by such Registration Statement or Exchange Notes to be sold by such Participating Broker-Dealer, as the case may be, shall have received (x) the copies of the supplemented or amended Prospectus contemplated by Section 5(k) hereof or (y) the Advice.

6.       Registration Expenses

                  All fees and expenses incident to the performance of or compliance with this Agreement by the Issuers shall be borne by the Issuers, jointly and severally, whether or not the Exchange Offer Registration Statement or any Shelf Registration is filed or becomes effective or the Exchange Offer is consummated, including, without limitation, (i) all registration and filing fees (including, without limitation, (A) fees with respect to filings required to be made with the NASD in connection with an underwritten offering and (B) fees and expenses of compliance with state securities or Blue Sky laws (including, without limitation, reasonable fees and disbursements of counsel in connection with Blue Sky qualifications of the Transfer Restricted Securities or Exchange Notes and determination of the eligibility of the Transfer Restricted Securities or Exchange Notes for investment under the laws of such jurisdictions (x) where the holders of Transfer Restricted Securities are located, in the case of the Exchange Notes, or (y) as provided in Section 5(h) hereof, in the case of Transfer Restricted Securities or Exchange Notes to be sold by a Participating Broker-Dealer during the Applicable Period)), (ii) printing expenses, including, without limitation, expenses of printing certificates for Transfer Restricted Securities or Exchange Notes in a form eligible for deposit with The Depository Trust Company and of printing prospectuses if the printing of prospectuses is requested by the managing underwriter or underwriters, if any, by the Holders of a majority in aggregate principal amount of the Transfer Restricted Securities included in any Registration Statement or in respect of Transfer Restricted Securities or Exchange Notes to be sold by any Participating Broker-Dealer during the Applicable Period, as the case may be, (iii) messenger, telephone and delivery expenses, (iv) fees and disbursements of counsel for the Issuers and reasonable fees and disbursements of one special counsel for all of the sellers of Transfer Restricted Securities (exclusive of any counsel retained pursuant to Section 7 hereof), (v) fees and disbursements of all independent certified public accountants referred to in Section 5(m)(iii) hereof (including, without limitation, the expenses of any special audit and "cold comfort" letters required by or incident to such performance), (vi) Securities Act liability insurance, if the Issuers desire such insurance, (vii) fees and expenses of all other Persons retained by any of the Issuers, (viii) internal expenses of the Issuers (including, without limitation, all salaries and expenses of officers and employees of all of the Issuers performing legal or accounting duties), (ix) the expense of any annual audit, (x) the fees and expenses incurred in connection with the listing of the securities to be registered on any securities exchange, and the obtaining of a rating of the securities, in each case, if applicable, and (xi) the expenses relating to printing, word processing and distributing all Registration Statements, underwriting agreements, indentures and any other documents necessary in order to comply with this Agreement.

7.       Indemnification

                  (a) The Issuers and any Subsidiary Guarantors agree, jointly and severally, to indemnify and hold harmless each Holder of Transfer Restricted Securities and each Participating Broker-Dealer selling Exchange Notes during the Applicable Period, the officers, directors, employees and agents of each such Person, and each Person, if any, who controls any such Person within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange Act (each, a "Participant"), from and against any and all losses, claims, damages, judgments, liabilities and expenses (including, without limitation, the reasonable legal fees and other expenses actually incurred in connection with any suit, action or proceeding or any claim asserted) caused by, arising out of or based upon any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement (or any amendment thereto) or Prospectus (as amended or supplemented if any of the Issuers shall have furnished any amendments or supplements thereto) or any preliminary prospectus, or caused by, arising out of or based upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in the case of the Prospectus in light of the circumstances under which they were made, not misleading, except insofar as such losses, claims, damages or liabilities are caused by any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with information relating to any Participant furnished to the Issuers in writing by such Participant expressly for use therein; provided, however, that the Issuers will not be liable if such untrue statement or omission or alleged untrue statement or omission was contained or made in any preliminary prospectus and corrected in the final Prospectus or any amendment or supplement thereto and any such loss, liability, claim, or damage or expense suffered or incurred by the Participants resulted from any action, claim or suit by any Person who purchased Transfer Restricted Securities or Exchange Notes which are the subject thereof from such Participant and it is established in the related proceeding that such Participant failed to deliver or provide a copy of the final Prospectus (as amended or supplemented) to such Person with or prior to the confirmation of the sale of such Transfer Restricted Securities or Exchange Notes sold to such Person if required by applicable law.

                  (b) Each Participant agrees, severally and not jointly, to indemnify and hold harmless each of the Issuers, their respective directors, their respective officers who sign the Registration Statement and each Person who controls each Issuer within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act to the same extent (but on a several, and not joint, basis) as the foregoing indemnity from the Issuers to each Participant, but only with reference to information relating to such Participant furnished to the Issuers in writing by such Participant expressly for use in any Registration Statement or Prospectus, any amendment or supplement thereto, or any preliminary prospectus. The liability of any Participant under this paragraph shall in no event exceed the proceeds received by such Participant from sales of Transfer Restricted Securities or Exchange Notes giving rise to such obligations.

                  (c) If any suit, action, proceeding (including any governmental or regulatory investigation), claim or demand shall be brought or asserted against any Person in respect of which indemnity may be sought pursuant to either of the two preceding paragraphs, such Person (the "Indemnified Person") shall promptly notify the Persons against whom such indemnity may be sought (the "Indemnifying Persons") in writing, and the Indemnifying Persons, upon request of the Indemnified Person, shall retain counsel reasonably satisfactory to the Indemnified Person to represent the Indemnified Person and any others the Indemnifying Persons may reasonably designate in such proceeding and shall pay the fees and expenses actually incurred by such counsel related to such proceeding; provided, however, that the failure to so notify the Indemnifying Persons shall not relieve any of them of any obligation or liability which any of them may have hereunder or otherwise. In any such proceeding, any Indemnified Person shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such Indemnified Person unless (i) the Indemnifying Persons and the Indemnified Person shall have mutually agreed to the contrary, (ii) the Indemnifying Persons shall have failed within a reasonable period of time to retain counsel reasonably satisfactory to the Indemnified Person or (iii) the named parties in any such proceeding (including any impleaded parties) include both any Indemnifying Person and the Indemnified Person or any affiliate thereof and representation of both parties by the same counsel would be inappropriate due to actual or potential differing interests between them. It is understood that, unless there exists a conflict among Indemnified Persons, the Indemnifying Persons shall not, in connection with such proceeding or separate but substantially similar related proceeding in the same jurisdiction arising out of the same general allegations, be liable for the fees and expenses of more than one separate firm (in addition to any local counsel) for all Indemnified Persons, and that all such fees and expenses shall be reimbursed promptly as they are incurred. Any such separate firm for the Participants and such control Persons of Participants shall be designated in writing by Participants who sold a majority in interest of Transfer Restricted Securities and Exchange Notes sold by all such Participants and shall be reasonably acceptable to the Issuers and any such separate firm for the Issuers, their respective directors, their respective officers and such control Persons of the Issuers shall be designated in writing by the Issuers and shall be reasonably acceptable to the Holders.

                  The Indemnifying Persons shall not be liable for any settlement of any proceeding effected without its prior written consent (which consent shall not be unreasonably withheld or delayed), but if settled with such consent or if there be a final non-appealable judgment for the plaintiff for which the Indemnified Person is entitled to indemnification pursuant to this Agreement, each of the Indemnifying Persons agrees to indemnify and hold harmless each Indemnified Person from and against any loss or liability by reason of such settlement or judgment. No Indemnifying Person shall, without the prior written consent of the Indemnified Persons (which consent shall not be unreasonably withheld or delayed), effect any settlement or compromise of any pending or threatened proceeding in respect of which any Indemnified Person is or could have been a party, or indemnity could have been sought hereunder by such Indemnified Person, unless such settlement (A) includes an unconditional written release of such Indemnified Person, in form and substance reasonably satisfactory to such Indemnified Person, from all liability on claims that are the subject matter of such proceeding and (B) does not include any statement as to an admission of fault, culpability or failure to act by or on behalf of such Indemnified Person.

                  (d) If the indemnification provided for in the first and second paragraphs of this Section 7 is for any reason unavailable to, or insufficient to hold harmless, an Indemnified Person in respect of any losses, claims, damages or liabilities referred to therein, then each Indemnifying Person under such paragraphs, in lieu of indemnifying such Indemnified Person thereunder and in order to provide for just and equitable contribution, shall contribute to the amount paid or payable by such Indemnified Person as a result of such losses, claims, damages or liabilities in such proportion as is appropriate to reflect (i) the relative benefits received by the Indemnifying Person or Persons on the one hand and the Indemnified Person or Persons on the other from the offering of the Notes or (ii) if the allocation provided by the foregoing clause (i) is not permitted by applicable law, not only such relative benefits but also the relative fault of the Indemnifying Person or Persons on the one hand and the Indemnified Person or Persons on the other in connection with the statements or omissions or alleged statements or omissions that resulted in such losses, claims, damages or liabilities (or actions in respect thereof) as well as any other relevant equitable considerations. The relative benefits received by the Issuers on the one hand and the Participants on the other shall be deemed to be in the same proportion as the total proceeds from the offering (net of discounts and commissions but before deducting expenses) of the Notes received by the Issuers bears to the total proceeds received by such Participant from the sale of Transfer Restricted Securities or Exchange Notes, as the case may be, in each case as set forth in the table on the cover page of the Offering Memorandum in respect of the sale of the Notes. The relative fault of the parties shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Issuers on the one hand or such Participant or such other Indemified Person, as the case may be, on the other, the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission, and any other equitable considerations appropriate in the circumstances.

                  (e) The parties agree that it would not be just and equitable if contribution pursuant to this Section 7 were determined by pro rata allocation (even if the Participants were treated as one entity for such purpose) or by any other method of allocation that does not take account of the equitable considerations referred to in the immediately preceding paragraph. The amount paid or payable by an Indemnified Person as a result of the losses, claims, damages, judgments, liabilities and expenses referred to in the immediately preceding paragraph shall be deemed to include, subject to the limitations set forth above, any reasonable legal or other expenses actually incurred by such Indemnified Person in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this
Section 7, in no event shall a Participant be required to contribute any amount in excess of the amount by which proceeds received by such Participant from sales of Transfer Restricted Securities or Exchange Notes, as the case may be, exceeds the amount of any damages that such Participant has otherwise been required to pay or has paid by reason of such untrue or alleged untrue statement or omission or alleged omission. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

                  (f) Any losses, claims, damages, liabilities or expenses for which an indemnified party is entitled to indemnification or contribution under this Section 7 shall be paid by the Indemnifying Party to the Indemnified Party as such losses, claims, damages, liabilities or expenses are incurred. The indemnity and contribution agreements contained in this Section 7 and the representations and warranties of the Issuers set forth in this Agreement shall remain operative and in full force and effect, regardless of (i) any investigation made by or on behalf of any Holder or any person who controls a Holder, any Issuer, their respective directors, officers, employees or agents or any person controlling any Issuer, and (ii) any termination of this Agreement.

                  (g) The indemnity and contribution agreements contained in this Section 7 will be in addition to any liability which the Indemnifying Persons may otherwise have to the Indemnified Persons referred to above.

8.       Rules 144 and 144A

                  The Issuers covenant and agree that each of them will file the reports required to be filed by each of them under the Securities Act and the Exchange Act and the rules and regulations adopted by the SEC thereunder in a timely manner in accordance with the requirements of the Securities Act and the Exchange Act and, if at any time any of the Issuers is not required to file such reports, such Issuer will, upon the request of any Holder or beneficial owner of Transfer Restricted Securities, make available such information necessary to permit sales pursuant to Rule 144A under the Securities Act. The Issuers further covenant and agree, for so long as any Transfer Restricted Securities remain outstanding that each of them will take such further action as any Holder of Transfer Restricted Securities may reasonably request, all to the extent required from time to time to enable such holder to sell Transfer Restricted Securities without registration under the Securities Act within the limitation of the exemptions provided by (a) Rule 144(k) and Rule 144A under the Securities Act, as such Rules may be amended from time to time, or (b) any similar rule or regulation hereafter adopted by the SEC. 9. Underwritten Registrations

                  If any of the Transfer Restricted Securities covered by any Shelf Registration are to be sold in an underwritten offering, the investment banker or investment bankers and manager or managers that will manage the offering will be selected by the Holders of a majority in aggregate principal amount of such Transfer Restricted Securities included in such offering and shall be reasonably acceptable to the Issuers.

                  No Holder of Transfer Restricted Securities may participate in any underwritten registration hereunder unless such Holder (a) agrees to sell such Holder's Transfer Restricted Securities on the basis provided in any underwriting arrangements approved by the Persons entitled hereunder to approve such arrangements and (b) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents required under the terms of such underwriting arrangements.

10.      Miscellaneous

                  (a) No Inconsistent Agreements. None of the Issuers has, as of the date hereof, and none of the Issuers shall, after the date of this Agreement, enter into any agreement with respect to any of its securities that is inconsistent with the rights granted to the Holders of Transfer Restricted Securities in this Agreement or otherwise conflicts with the provisions hereof. The rights granted to the Holders hereunder do not in any way conflict with and are not inconsistent with the rights granted to the holders of any of the Issuers' other issued and outstanding securities under any such agreements. Except as otherwise disclosed to the Initial Purchaser, none of the Issuers has entered and none will enter into any agreement with respect to any of its securities which will grant to any Person piggy-back registration rights with respect to any Registration Statement.

                  (b) Adjustments Affecting Transfer Restricted Securities. None of the Issuers shall, directly or indirectly, take any action with respect to the Transfer Restricted Securities as a class that would adversely affect the ability of the Holders of Transfer Restricted Securities to include such Transfer Restricted Securities in a registration undertaken pursuant to this Agreement.

                  (c) Amendments and Waivers. The provisions of this Agreement may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, otherwise than with the prior written consent of (I) the Issuers and the Subsidiary Guarantors, if any, and (II)(A) the Holders of not less than a majority in aggregate principal amount of the then outstanding Transfer Restricted Securities and (B) in circumstances that would adversely affect the Participating Broker-Dealers, the Participating Broker-Dealers holding not less than a majority in aggregate principal amount of the Exchange Notes held by all Participating Broker-Dealers; provided, however, that Section 7 and this Section 10(c) may not be amended, modified or supplemented without the prior written consent of each Holder and each Participating Broker-Dealer (including any person who was a Holder or Participating Broker-Dealer of Transfer Restricted Securities or Exchange Notes, as the case may be, disposed of pursuant to any Registration Statement) affected by any such amendment, modification or supplement. Notwithstanding the foregoing, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of Holders of Transfer Restricted Securities whose securities are being sold pursuant to a Registration Statement and that does not directly or indirectly affect, impair, limit or compromise the rights of other Holders of Transfer Restricted Securities may be given by Holders of at least a majority in aggregate principal amount of the Transfer Restricted Securities being sold pursuant to such Registration Statement.

                  (d) Notices. All notices and other communications (including, without limitation, any notices or other communications to the Trustee) provided for or permitted hereunder shall be made in writing by hand-delivery, registered first-class mail, next-day air courier or facsimile:

                    (i) if to a Holder of the Transfer Restricted Securities or any Participating Broker-Dealer, at the most current address of such Holder or Participating Broker-Dealer, as the case may be, set forth on the records of the registrar under the Indenture.

                   (ii) if to either of the Issuers or any of the Subsidiary Guarantors, at the address as follows:

                           c/o Abraxas Petroleum Corporation
                           500 N. Loop 1604 East
                           Suite 100
                           San Antonio, Texas
                           Facsimile No.: (210) 490-8816
                           Attention: Chief Executive Officer

                  All such notices and communications shall be deemed to have been duly given: when delivered by hand, if personally delivered; five business days after being deposited in the mail, postage prepaid, if mailed; one business day after being timely delivered to a next-day air courier; and when receipt is acknowledged by the addressee, if sent by facsimile.

                  Copies of all such notices, demands or other communications shall be concurrently delivered by the Person giving the same to the Trustee at the address and in the manner specified in such Indenture.

                  (e) Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto, the Holders and the Participating Broker-Dealers.

                  (f) Release of Subsidiary Guarantors. If any Subsidiary Guarantor becomes a party to this Agreement and is subsequently released from its obligations under the Indenture in accordance with the terms thereof then such Subsidiary Guarantor shall be released from its obligations hereunder.

                  (g) Counterparts. This Agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

                  (h)  Headings.   The  headings  in  this   Agreement  are  for
convenience of reference only and shall not limit or otherwise affect the meaning hereof.

                  (i) Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, AS APPLIED TO CONTRACTS MADE AND PERFORMED ENTIRELY WITHIN THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

                  (j) Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their best efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term, provision, covenant or restriction. It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any of such that may be hereafter declared invalid, illegal, void or unenforceable.

                  (k) Securities Held by the Issuers or Their Affiliates. Whenever the consent or approval of Holders of a specified percentage of Transfer Restricted Securities is required hereunder, Transfer Restricted
Securities held by any of the Issuers or any of their their respective affiliates (as such term is defined in Rule 405 under the Securities Act) shall not be counted in determining whether such consent or approval was given by the Holders of such required percentage.

                  (l) Third Party Beneficiaries. Holders of Transfer Restricted Securities and Participating Broker-Dealers are intended third party beneficiaries of this Agreement, and this Agreement may be enforced by such Persons.

                  (m) Entire Agreement. This Agreement, together with the Purchase Agreement and the Indenture, is intended by the parties as a final and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein and therein and any and all prior oral or written agreements, representations, or warranties, contracts, understandings, correspondence, conversations and memoranda between the Holders on the one hand and the Issuers on the other, or between or among any agents, representatives, parents, subsidiaries, affiliates, predecessors in interest or successors in interest with respect to the subject matter hereof and thereof are merged herein and replaced hereby.

                  n. Information Supplied by the Participant. The statements set forth in the last paragraph on the front cover page, the paragraph regarding stabilization on page ii, the second sentence on page 4 opposite the caption "Exchange Offer; Registration Rights" and in the third and fourth paragraphs and the fourth, fifth, sixth and seventh sentences of the fifth paragraph under the heading "Plan of Distribution" in the Final Memorandum (to the extent such statements relate to the Participant) constitute the only information furnished by the Participant to the Issuers for the purposes of Section 7 hereof.

                  (o) Subsidiary Guarantor a Party. Immediately upon the designation of any Subsidiary of either Issuer as a Restricted Subsidiary (as defined in the Indenture), the Issuers shall cause such Subsidiary to become a party hereto as a Subsidiary Guarantor by executing and delivering to the Initial Purchaser a counterpart hereof.

                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

ABRAXAS PETROLEUM CORPORATION


By:______________________________
Name:    Chris E. Williford
Title:   Executive Vice President,
         Chief Financial Officer and Treasurer


CANADIAN ABRAXAS PETROLEUM LIMITED


By:_______________________________
Name:    Chris E. Williford
Title:   Vice President


NEW CACHE PETROLEUMS LTD.


By:________________________________
Name:    Chris E. Williford
Title:   Assistant Secretary


SANDIA OIL AND GAS CORPORATION


By:________________________________
Name:    Chris E. Williford
Title:   Vice President


JEFFERIES & COMPANY, INC.,
         as Initial Purchaser


By:________________________________
Name:______________________________
Title:_____________________________

                  Each of the undersigned by its execution hereof agrees to become a party to this Agreement as a Subsidiary Guarantor as of the date first above written:


                                       By:________________________________
                                       Name:______________________________
                                       Title:_____________________________

                                                                   Exhibit 23.1

                         Consent of Independent Auditors



    We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-48932) pertaining to Abraxas Petroleum Corporation 1984 Non-Qualified Stock Option Plan; (Form S-8 No. 33-48934) pertaining to Abraxas Petroleum Corporation 1984 Incentive Stock Option Plan; (Form S-8 No. 33-72268) pertaining to the Abraxas Petroleum Corporation 1993 Key Contribution Stock Option Plan; (Form S-8 No. 33-81416) pertaining to the Abraxas Petroleum
Corporation Restricted Share Plan for Directors; (Form S-8 No. 33-81418) pertaining to Abraxas Petroleum Corporation 1994 Long Term Incentive Plan; (Form S-8 No. 333-17375) pertaining to the Abraxas Petroleum Corporation Director Stock Option Plan; and (Form S-8 No. 333-17377) pertaining to the Abraxas Petroleum Corporation 401 (K) Profit Sharing Plan of our report dated March 17, 1999,except for Note 2, as to which the date is March 27, 1999 with respect to the consolidated financial statements of Abraxas Petroleum Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1998.


                                Ernst & Young LLP



San Antonio, Texas
April 9, 1999

                                                                   Exhibit 23.2

                        Consent of DeGolyer & MacNaughton



    We hereby consent to the incorporation in your Annual Report on Form 10-K of the references to DeGolyer and MacNaughton in the "Reserves Information" section on page 19 and to the use by reference of information contained in our Appraisal Report as of December 31, 1998 on Certain Interests owned by Abraxas Petroleum Corporation provided, however, that since the crude oil, condensate, natural gas reserves estimates, as of December 31, 1998, set forth in this Report have been combined with reserve estimates of other petroleum consultants, we are necessarily unable to verify the accuracy of the reserves values contained in the aforementioned Annual Report.

                                                      DeGolyer and MacNaughton



Dallas, Texas
April 13, 1999

                                                                  Exhibit 23.3

                Consent of McDaniel & Associates Consultants LTD.


We consent to the incorporation in your Annual Report on Form 10-K of the references to McDaniel & Associates Consultants Ltd. in the "Reserves Information" section and to the use by reference of information contained in our Evaluation Report "Canadian Abraxas Petroleum Ltd., Evaluation of Oil & Gas Reserves, As of December 31, 1998", dated February 10, 1999


McDaniel & Associates Consultants LTD

Calgary, Alberta
April 13, 1999