Form 10-Q
period 1999-03-31
ABRAXAS PETROLEUM CORP
filed 1999-05-17
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                             FORM10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                         ABRAXAS PETROLEUM CORPORATIONA
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    Nevada                                                  74-2584033
    -----------------------------------                --------------------
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

    The number of shares of the issuer's common stock outstanding as of May 10, 1999, was:

        Class                                       Shares Outstanding
  ------------------------------                    ---------------------
    Common Stock, $.01 Par Value                        6,333,498





                                     1 of 24

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements (Unaudited)
            Consolidated Balance Sheets - March 31, 1999
                     and December 31,1998....................................3
            Consolidated Statements of Operations -
                     Three Months Ended March 31, 1999 and 1998..............5
            Consolidated Statement of  Stockholders Equity (Deficit)
                     March 31, 1999 and December 31, 1998....................6
            Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 1999 and 1998..............7
            Notes to Consolidated Financial Statements.......................9

                                                          PART II
                                                     OTHER INFORMATION

ITEM 1 - Legal proceedings.................................................. 23
ITEM 2 - Changes in Securities...............................................23
ITEM 3 - Defaults Upon Senior Securities.....................................23
ITEM 4 - Submission of Matters to a Vote of Security Holders.................23
ITEM 5 - Other Information.................................................. 23
ITEM 6 - Exhibits and Reports on Form 8-K....................................23
              Signatures   ..................................................24


                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                                  March 31,     December 31,
                                                                    1999           1998
                                                                 (Unaudited)
                                                                 ------------- -------------
Assets
Current assets:
  Cash .........................................................   $ 14,725      $ 61,390
  Accounts receivable, less allowances for
    Doubtful accounts
          Joint owners .........................................      5,748         3,337
          Oil and gas production ...............................      5,535         6,098
          Other ................................................        880         1,070
                                                                   --------      --------
                                                                     12,163        10,505

  Equipment inventory ..........................................        489           504
  Other current assets .........................................      1,013           844
                                                                   --------      --------
Total current assets ...........................................     28,390        73,243

Property and equipment .........................................    490,512       374,316
  Less accumulated depreciation, depletion
      and amortization: ........................................    175,189       165,867
                                                                   --------      --------
       Net  property  and  equipment  based on the
       full  cost  method of accounting  for oil and
       gas  properties, of which $16,828 and $11,519
       at March 31, 1999 and December 31, 1998,
       respectively, were excluded from amortization ...........    315,323       208,449

Deferred  financing  fees,  net of accumulated  Amortization of $3,256 and $2,911 at March 31, 1999 and December 31, 1998,
   respectively ................................................      9,993         8,059

Other assets ...................................................      1,755         1,747
                                                                   --------      --------
  Total assets .................................................   $355,461      $291,498
                                                                   ========      ========




           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                   March 31,       December 31,
                                                      1999            1998
                                                   (Unaudited)
                                                  ---------------  -------------
Liabilities and Shareholder's Equity (Deficit)
Current liabilities
  Accounts payable .................................   $  13,457    $  10,499
  Oil and gas production payable ...................       6,619        5,846
  Accrued interest .................................      13,429        5,522
  Income tax payable ...............................         205          160
  Other accrued expenses ...........................         818          527
                                                       ---------    ---------
            Total current liabilities ..............      34,528       22,554

  Long-term debt: ..................................     344,869      299,698

Deferred income taxes ..............................      29,160       19,820
Minority interest in foreign subsidiary ............       9,830        9,672
Future site restoration ............................       3,728        3,276

Shareholders' equity (deficit):
  Common Stock, par value $.01 per share-
    authorized 50,000,000 shares; issued,
    6,504,513 and 6,501,441 shares at
    March 31, 1999 and December 31, 1998,
    respectively ...................................          65           65
  Additional paid-in capital .......................      51,708       51,695
  Accumulated deficit ..............................    (109,439)    (103,145)
Treasury stock, at cost, 171,015 shares
    at March 31, 1999 and December 31, 1998 ........      (1,167)      (1,167)
Accumulated other comprehensive income (loss) ......      (7,821)     (10,970)
                                                       ---------    ---------
Total shareholders' equity (deficit) ...............     (66,654)     (63,522)
                                                       ---------    ---------
Total liabilities and shareholders' equity (deficit)   $ 355,461    $ 291,498
                                                       =========    =========





           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 Three Months Ended
                                                     March 31,
                                             ---------------------------
                                               1999            1998
                                             ------------- -------------
                                              (In thousands except per
                                                    share data)
                                                                                                                     share data)
Revenue:
   Oil & gas production sales ..............   $ 13,838    $ 14,655
   Processing revenue ......................        865         735
   Rig revenues ............................         90         116
   Other ...................................      1,177       1,233
                                               --------    --------
                                                 15,970      16,739
Operating costs and expenses:
   Lease operating and production taxes ....      4,758       4,639
   Depreciation, depletion and amortization       9,146       8,252
   General and administrative ..............      1,323       1,303
   Rig operations ..........................        139         122
                                               --------    --------
                                                 15,366      14,316
                                               --------    --------
Operating Income ...........................        604       2,423

Other (income) expense
   Interest income .........................       (186)       (136)
   Interest expense ........................      8,683       7,516
   Amortization of deferred financing fees .        345         327
                                               --------    --------
                                                  8,842       7,707
                                               --------    --------
Income (loss) from operations before taxes .     (8,238)     (5,284)
Income tax expense (benefit)
    Current ................................        102          60
    Deferred ...............................     (2,039)       (695)
Minority interest in income (loss)
    of consolidated foreign subsidiary .....         (7)        (77)
                                               --------    --------
Net income (loss) applicable to common stock   $ (6,294)   $ (4,572)
                                               ========    ========

Earnings (loss) per share:

    Net income (loss) per common share .....   $   (.99)   $   (.72)
                                               ========    ========
    Net income (loss) per common
      Share - assuming dilution ............   $   (.99)   $   (.72)
                                               ========    ========


           See accompanying notes to consolidated financial statements

                                           ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                  (In thousands except share amounts)





                                       Common Stock          Treasury Stock    Additional                  Other
                                 ------------ --------- ---------- -----------  Paid in     Accumulated  Comprehensive
                                    Shares      Amount    Shares      Amount    Capital       Deficit     Income (Loss)     Total
                                 ------------ --------- ---------- ----------- ----------  ------------- --------------- -----------
Balance at December 31, 1998       6,501,441  $    65     171,015  $  (1,167)  $ 51,695    $ (103,145)   $    (10,970)   $  (63,522)
Comprehensive income (loss):
  Net Loss                                                                                     (6,294)                       (6,294)
  Other comprehensive income:
    Foreign currency
        Translation adjustment                                                                                  3,149         3,149
                                                                                                                          ----------
Comprehensive income (loss)                                                                                                  (3,145)
Issuance of common stock for
  Compensation                         3,072                                         13                                          13
                                 ------------ --------- ---------- ----------- ---------   ------------- ---------------- ----------
Balance at March 31, 1999          6,504,513  $    65     171,015  $  (1,167)  $ 51,708    $   (109,439) $     (7,821)   $  (66,654)
                                 ============ ========= ========== =========== =========   ============= ================ ==========



           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                          Three Months Ended
                                                              March 31,
                                                        -----------------------
                                                           1999         1998
                                                        ---------    ----------
Operating Activities
Net loss .............................................   $ (6,294)   $ (4,572)

Adjustments  to  reconcile  net  loss to net
    cash  provided  by  operating activities:
  Minority interest in income of foreign subsidiary ..         (7)        (77)

  Depreciation, depletion, and amortization ..........      9,146       8,252
  Amortization of deferred financing fees ............        345         327
  Amortization of premium on Senior Notes ............       (145)       (145)
  Deferred income tax benefit ........................     (2,039)       (695)
  Issuance of common stock for compensation ..........         13          72

  Changes in operating assets and liabilities:
  Accounts receivable ................................      2,255       2,246
  Equipment inventory ................................         15         (44)
  Other ..............................................       (604)         26
  Accounts payable and accrued expenses ..............      5,091      (1,020)
                                                         --------    --------
Net cash provided by operating activities ............      7,776       4,370
                                                         --------    --------


Investing Activities
Capital expenditures, including purchases and
    Development of properties ........................    (99,422)    (18,431)
Proceeds from sale of oil and gas producing properties      1,497         128
                                                         --------    --------
Net cash used in investing activities ................   $(97,925)   $(18,303)










           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)



                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1999        1998
                                                   -----------  ----------

Financing Activities
Issuance of common stock .........................   $   --      $     16
Purchase of treasury stock .......................       --          (399)
Proceeds from long term borrowings ...............     83,000      60,230
Premium from issuance of Senior Notes ............       --         3,616
Payments on long-term borrowings .................    (37,225)    (31,404)
Deferred financing fees ..........................     (2,241)     (1,387)
                                                     --------    --------
Net cash provided by financing activities ........     43,534      30,672
                                                     --------    --------
Effect of exchange rate changes on cash ..........        (50)       (398)
                                                     --------    --------
Increase (decrease) in cash ......................    (46,665)     16,341

Cash at beginning of period ......................     61,390       2,876
                                                     --------    --------

Cash at end of period ............................   $ 14,725    $ 19,217
                                                     ========    ========

Supplemental disclosures of cash flow information:
Interest paid ....................................   $    968    $    503
                                                     ========    ========














           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1999

Note 1. Basis of Presentation

    The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 1998 which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature.

    The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary Canadian Abraxas Petroleum Ltd. ("Canadian Abraxas"), its 48% owned foreign subsidiary Grey Wolf Exploration, Inc. ("Grey Wolf") and Canadian Abraxas' wholly owned subsidiary New Cache Petroleums, LTD. ("New Cache"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf.

    Canadian Abraxas, New Cache and Grey Wolf assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.


Note 2.  Long-Term Debt

         Long-term debt consists of the following:

                                                                            March 31,       December 31,
                                                                              1999              1998
                                                                         ----------------  ----------------
                                                                                  (In thousands)


     11.5% Senior Notes due 2004, Series D .....................            $   274,000       $   274,000
     Unamortized premium on Senior Notes........................                  2,748             3,471
     Credit facility due to Bankers Trust Company, ING
       Capital and Union Bank of California ....................                     --            15,700
     12.875% Senior Secured Notes due 2003 (see below)..........                 63,500
     Credit  facility  due to a  Canadian  bank,  providing for borrowings  to approximately $11,630,000 at the bank's
       prime rate plus .125%, 6.20% at March 31, 1999...........                  4,610             6,515
     Other .....................................................                     11                12
                                                                         ================  ================
                                                                            $   344,869       $   299,698
                                                                         ================  ================


         In March 1999, the Company consummated the sale of $63.5 million of the 12.875% Senior Secured Notes due 2003 (the "Secured Notes"). Interest on the

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

Note 3. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended March 31,
                                                           -----------------------------
                                                               1999            1998
                                                           -------------   -------------

Numerator:
 Numerator for basic earnings per share - income
   (loss) available to common stockholders (in thousands)   $    (6,294)   $    (4,572)


  Effect of dilutive securities: ........................          --             --
                                                            -----------    -----------

  Numerator for diluted earnings per share-income
    available to common stockholders after assumed
    Conversions (in thousands) ..........................        (6,294)        (4,572)

Denominator:
  Denominator for basic earnings per share -
    weighted-average shares .............................     6,333,498      6,360,087

  Effect of dilutive securities:
    Stock options and warrants ..........................          --             --
                                                            -----------    -----------

  Dilutive  potential  common shares Denominator
    for diluted earnings per share adjusted
    weighted-average shares and assumed
    Conversions .........................................     6,333,498      6,360,087

  Basic earnings (loss) per share:
    Income (loss) .......................................   $      (.99)   $      (.72)
                                                            ===========    ===========

  Diluted earnings (loss) per share:
    Income (loss) .......................................   $      (.99)   $      (.72)
                                                            ===========    ===========


    For the three months ended March 31, 1999 and 1998, none of the shares issuable in connection with stock options or warrants are included in dilutive shares. Inclusion of these shares would be antidilutive due to losses incurred in these periods.

Note 4.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

    The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of the Company at March 31, 1999. Canadian Abraxas is jointly and severally liable with the Company for the entire balance of the Company's and Canadian Abraxas' 11.5% Senior Notes due 2004 (the "Notes") ($275,000,000), of which $84,612,000 was utilized by Canadian Abraxas in connection with the acquisition of CGGS. The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas because management has determined that such information is not material to the holders of the Notes and the Company's Common Stock.


                                  BALANCE SHEET
              Assets                      Liabilities and Shareholders Equity
                                            (In Thousands)

Total current assets       $    1,818  Total current liabilities    $     4,901
Oil and gas properties         92,251  11.5% Senior Notes due 2004       74,682
Other assets                   91,682  Note payable to Abraxas
                             =========      Petroleum Corporation        21,533
                           $  185,751  Other liabilities                 20,007
                             =========     Shareholder's equity          64,628
                                                                      ---------
                                                                    $   185,751
                                                                      =========



              STATEMENT OF OPERATIONS
Revenues                              $       3,654
Operating costs & expenses                   (4,177)
Interest expense                             (2,563)
Other income                                     53
Income tax benefit                            1,848
                                         ============
     Net loss                         $      (1,185)
                                         ============

Note 5. Business Segments

         Business  segment   information   about  the  Company's  first  quarter
operations in different geographic areas is as follows:

                                                            Three Months Ended March 31, 1999
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                       (In thousands)
Revenues ...................................        $       6,548       $       9,422     $       15,970
                                                 ==================  ================== ===================

Operating profit (loss).....................        $        (614)      $       2,044     $        1,430
                                                 ==================  ==================
General corporate ..........................                                                        (826)
Interest expense and amortization of
   deferred financing fees .................                                                      (8,841)
                                                                                        ===================
   Income before income taxes ..............                                              $       (8,237)
                                                                                        ===================

Identifiable assets at March 31, 1999 ......        $     111,547       $     232,663     $      344,210
                                                 ==================  ==================
Corporate assets ...........................                                                      11,251
                                                                                        -------------------
   Total assets ............................                                              $      355,461
                                                                                        ===================

                                                              Three Months Ended March 31, 1998
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                        (In thousands)
Revenues ...................................        $      11,151       $       5,588     $       16,739
                                                 ==================  ================== ===================

Operating profit (loss).....................        $         (89)      $       3,483     $        3,394
                                                 ==================  ==================
General corporate ..........................                                                        (971)

Interest expense and amortization of
   deferred financing fees .................                                                      (7,707)
                                                                                        ===================
   Income before income taxes ..............                                              $       (5,284)
                                                                                        ===================

                                                                    Year Ended December 31, 1998
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------

Identifiable assets at December 31, 1998 ...        $     153,030       $     129,301     $      282,331
                                                 ==================  ==================
Corporate assets ...........................                                                       9,167
                                                                                        -------------------
   Total assets ............................                                              $      291,498
                                                                                        ===================

Note 4.  Contingencies

    In May 1995, certain plaintiffs filed a lawsuit against the Company alleging negligence and gross negligence, tortious interference with contract, conversion and waste. In March 1998, a jury found against the Company, on May 22, 1998, final judgement in the amount of approximately $1.3 was entered. The Company has filed an appeal. As of May 5, 1999, no ruling has been made on the appeal. Management believes, based on the advice of legal counsel, that the plaintiffs' claims are without merit and that damages should not be recoverable under this action; however, the ultimate effect on the Company's financial position and results of operations cannot be determined at this time. The Company has not established a reserve for this matter at March 31, 1999.

    Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 1999, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 5.  Reclassifications

    Certain balances for 1998 have been reclassified for comparative purposes.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is a discussion of the Company's financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1998, which is incorporated herein by reference.

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

                                           Three Months Ended
                                               March 31,
                                        --------------------
                                           1999       1998
                                        ---------- ---------

Operating Revenue (in thousands):
Crude Oil Sales .......................   $ 2,731   $ 2,880
Natural Gas Sales .....................    10,555     9,786
Natural Gas Liquids Sales .............       552     1,989
Processing Revenue ....................       865       736
Rig Operations ........................        90       116
Other .................................     1,177     1,232
                                          -------   -------
                                          $15,970   $16,739
                                          =======   =======

Operating Income (in thousands) .......   $   604   $ 2,423
Crude Oil Production (MBBLS) ..........     225.0     199.0
Natural Gas Production (MMCFS) ........   7,149.5   6,139.2
Natural Gas Liquids Production (MBBLS)       73.3     241.5
Average Crude Oil Sales Price ($/BBL) .   $ 12.14   $ 14.47
Average Natural Gas Sales Price ($/MCF)   $  1.48   $  1.59
Average Liquids Sales Price ($/BBL) ...   $  7.56   $  8.24



    Operating Revenue. During the three months ended March 31, 1999, operating revenue from crude oil, natural gas and natural gas liquid sales decreased 5.6% to $13.8 million compared to $14.7 million in the three months ended March 31, 1998. The decrease in revenue was primarily due to a decrease in crude oil, natural gas and natural gas liquids prices realized during the period. Average sales prices were $12.14 per Bbl of crude oil, $7.53 per Bbl of natural gas liquid and $1.48per Mcf of natural gas for the quarter ended March 31, 1999 compared with $14.47 per Bbl of crude oil, $8.24 per Bbl of natural gas liquid and $1.59 per Mcf of natural gas in the same period of 1998. The decline in prices contributed $1.1 million of the decrease in revenue which was partially offset by $0.2 million attributable to increased crude oil and natural gas volumes. Natural gas volumes increased 16.5% from 6,139 MMCFs for the period ended March 31,1998 to 7,149 MMCFs for the same period in 1999. The increase in natural gas volumes was primarily attributable to the Company's ongoing development program and from the acquisition of New Cache Petroleums Ltd.("New Cache") in January 1999. New Cache contributed 1,777 MMCFs for the period ended March 31, 1999. This natural gas production replaced the production from the Company's Wyoming Properties which were sold in the fourth quarter of 1999. (the "Wyoming Properties"). The Wyoming Properties contributed 1,511 MMCFs for the three months ended March 31, 1998. Crude oil volumes increased 13.1% from 199.0 MBBLs in the first three months of 1998 to 225.0 MBBLs. The increase in crude oil volumes was primarily due to the New Cache acquisition. The New Cache properties contributed 89.2 MBBLs during the first three months of 1999 compared to 22.9 MBBLs produced from the Wyoming Properties during the same period of 1998. Crude oil from the Company's existing properties declined by approximately
40.2 MBBLs as a result of the de-emphasis of the Company's oil exploration and development, due to the decline in crude oil prices during the later part of 1998 and the first quarter of 1999. Natural gas liquids volumes declined 69.6% for the period ended March 31, 1999 to 73.2 MBBLs compared to 241.5 MBBLs for the same period of 1998. The decline in natural gas liquids volumes was due to the divestiture of the Wyoming properties in the fourth quarter of 1998 and the Company's decision to shut down two natural gas processing plants in South Texas. The Wyoming Properties contributed 125.5 MBBLs of natural gas liquids during the first three months of 1998 which was offset by only 21.0 MBBLS from the New Cache properties acquired in January 1999. The Company shut down it's East White Point processing plant during the fourth quarter of 1998 and shut down it's Portilla Plant in January 1999. The East White Point plant produced
13.0 MBBLs of natural gas liquids during the first three months of 1998, the Portilla Plant contributed 11.4 MBBLs of natural gas liquids during the first three months of 1998 compared to 2.1 MBBLs in 1999. The Company began processing the East White Point gas through a third party plant in April 1999. The Company also elected not to process it's West Texas gas during the first quarter of 1999 due to the depressed prices of natural gas liquids. Processing of the West Texas gas resumed in April 1999.

    Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended March 31, 1999 increased to $4.7 million compared to $4.6 million for the same period in 1998. The Company's LOE on a per MCFE basis for the three months ended March 31, 1999 and March 31, 1998 remained the same at $0.53 per MCFE.

    G&A Expenses. G&A expenses were unchanged at $1.3 million for the first three months of 1999 and 1998. G&A expense on a per MCFE basis was $0.148 for each of the three month periods ended March 31, 1999 and 1998.

    Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense increased by $0.89 million to $9.1 million for the three months ended March 31, 1999, from $8.3 million in the same period of 1998. The increase is primarily due to increased production during the first three months of 1999. The Company's DD&A on a per MCFE basis for the three months ended March 31, 1999 was $1.02 per MCFE compared to $0.94 in 1998. The per BOE increase is due to higher finding costs added to the full cost pool in 1998 and the first quarter of 1999.

    Interest Expense . Interest expense increased to $8.7 million for the first three months of 1999 from $7.5 million for the same period of 1998. This increase is attributable to increased borrowings by the Company during the first quarter of 1999. Long-term debt increased from $277.4 million at March 31, 1998 to $344.9 million at March 31, 1999. The increase in debt levels is the result of the Company's issuing $63.5 million of its 12.875% Senior Secured Notes due 2003 (the "Secured Notes") in March 1999.

    General . The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids produced by the Company. The prices of natural gas, crude oil and natural gas liquids received by the Company declined during the first quarter of 1999. The average natural gas price realized by the Company declined to $1.48 per MCF during the first three months of 1999 compared with $1.59 per MCF during the same period of 1998. Crude oil prices declined from $14.47 per BBL during the first three months of 1998, to $12.14 per BBL for the same period of 1999. Natural gas liquids prices declined to $7.53 per BBL compared to $8.24 per BBL in the first quarter of 1998. In addition, the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil, natural gas and natural gas liquids prices remain at depressed levels or if the

Company's production levels decrease, the Company's revenues, cash flow from operations and profitability will be materially adversely affected.

Possible Delisting of Common Stock on The Nasdaq National Market

    The Company has received notification from The Nasdaq National Market ("NMS") that the Company does not meet the minimum net tangible assets and "inside bid" price requirements for NMS listed companies. The Company has also been notified that it does not meet the minimum market value of the "public float" for NMS listed companies. The Company has requested and been granted a hearing regarding the proposed delisting of the Company's Common Stock on the Nasdaq National Market and intends to request an exception from the designated criteria to permit continued inclusion of the Company's common stock on the NMS. No assurance can be given that the Company's request for an exception will be granted. The Company's common stock will continue to be traded on the NMS until action by the Nasdaq Review Panel.

    If the Company's Common Stock is no longer traded on the NMS, the Company intends to apply for listing its Common Stock on The American Stock Exchange or on a regional exchange, such as the Boston Stock Exchange. If the Company's Common Stock is not approved for listing on The American Stock Exchange or a regional exchange, trading in the Company's Common Stock would be conducted in the over-the-counter market in the "pink sheets" or the electronic bulletin board administered by the National Association of Securities Dealers, Inc. In such an event, the liquidity and market price of the Company's Common Stock may be adversely impacted. As a result, an investor may find it more difficult to obtain accurate stock quotations.

Liquidity and Capital Resources

    General: Capital expenditures including property divestitures during the first three months of 1999 were $97.9 million compared to $18.3 million during the same period of 1998. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 1999 and 1998.

                                                Three Months Ended
                                                      March 31
                                         --------------------------------------
                                                 1999             1998
                                         -------------------  -----------------
Expenditure category (in thousands):
  Acquisitions                           $         86,103      $       2,359
  Development                                      13,319             15,945
  Divestitures                                     (1,497)              (129)
  Facilities and other                                 --                128
                                             ===============     =============
Total                                    $         97,925      $      18,303
                                             ===============     =============

    At March 31, 1999, the Company had current assets of $28.4 million and current liabilities of $34.5 million resulting in a working capital deficit of $6.1 million. This compares to working capital of $50.6 million at December 31, 1998 and working capital of $5.7 million at March 31, 1998. The material components of the Company's current liabilities at March 31, 1999 include trade accounts payable of $13.5 million, revenues due third parties of $6.6 million and accrued interest of $13.5 million.

    Operating activities during the three months ended March 31, 1999 provided $7.8 million cash to the Company compared to $4.4 million in the same period in 1998. Net income plus non-cash expense items during 1999 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities required $97.9 million net during the first three months of 1999, $86.1 million of which was used for the purchase of New Cache, $13.3 million of which was utilized for the development of crude oil and natural gas properties and other facilities. This compares to $18.3 million required during the same period of 1998 of which $15.9 million was utilized for the development of crude oil and natural gas properties and other facilities, and $2.4 million of which was used for acquisition of oil and gas properties. Financing activities provided $43.5 million for the first three months of 1999 compared to requiring $30.7 million for the same period of 1998. Financing activities include the proceeds of the $63.5 million from the issuance of the Secured Notes in March 1999 and borrowings under the Credit Facility of $19.5 million, which were offset by the repayment of the existing Credit Facility in the amount of $35.2 million.

    The Company's current budget for capital expenditures for the last nine months of 1999 other than acquisition expenditures is approximately $9.2 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, but the Company currently has no agreements, arrangements or undertakings regarding any material acquisitions. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should commodity prices remain at depressed levels or decline further, reductions in the capital expenditure budget may be required.

         Current Liquidity Needs. The Company has historically funded its operations and acquisitions primarily through its cash flow from operations and borrowings under the Credit Facility and other credit sources. In March 1999, the Company issued $63.5 million principal amount of the Secured Notes and repaid all amounts outstanding under the Credit Facility and the New Cache Debt. Due to severely depressed prices for crude oil and natural gas, the Company's cash flow from operations has been substantially reduced.

       The Company will have two principal sources of liquidity during the next nine months: (i) cash on hand, and (ii) cash generated by operations. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that cash on hand plus the Company's cash flow from operations will be adequate to fund operations and planned capital expenditures for the remainder of 1999. Another potential source of capital is from the sale of properties. The Company is exploring the option of selling a portion of New Cache, acquired in January 1999, to it's 48% owned Canadian subsidiary, Grey Wolf Exploration, Inc.

         The Company's ability to obtain additional financing will be substantially limited under the terms of the Indentures. Substantially all of the Company's crude oil and natural gas properties and natural gas processing facilities are subject to a first lien or charge for the benefit of the holders of the Secured Notes. Thus, the Company will be required to rely on its cash flow from operations to fund its operations and service its debt. The Company may also choose to issue equity securities or sell certain of its assets to fund its operations, although the Indentures governing the Company's outstanding Secured Notes and Series D notes (as defined below) substantially limit the Company's use of the proceeds of any such asset sales. Due to the Company's diminished cash flow from operations and the resulting depressed prices for its common stock, there can be no assurance that the Company would be able to obtain equity financing on terms satisfactory to the Company.

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

                  Year                                        Percentage

                  2000....................................      105.750%
                  2001....................................      102.875%
                  2002 and thereafter.....................      100.000%

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


Secured Notes: In March 1999 the Company consummated the sale of $63.5 million of the Secured Notes due 2003. Interest on the Secured Notes is payable semi-annually in cash in arrears on March 15 and September 15, commencing September 15, 1999. The Secured Notes are redeemable, in whole or in part, at the option of Abraxas on or after March 15, 2001, at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on March 15 of the years set forth below:
                  Year                                     Percentage

                  2001....................................   103.000%
                  2002 and thereafter.....................   100.000%

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

    The Secured Notes are senior indebtedness of Abraxas secured by a first lien on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The Secured Notes are unconditionally guaranteed (the "Guarantees") on a senior basis, jointly and severally, by
Canadian Abraxas, New Cache and Sandia Oil & Gas Corporation ("Sandia"), a wholly-owned subsidiary of Abraxas (collectively, the "Guarantors"). The Guarantees are secured by substantially all of the crude oil and natural gas properties of the Guarantors and the shares of Grey Wolf owned by Canadian Abraxas.


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

         Hedging Activities. In November 1996, the Company assumed hedge agreements extending through October 2001 with a counterparty involving various quantities and fixed prices. These hedge agreements provided for the Company to make payments to the counterparty to the extent the market prices, determined based on the price for crude oil on the NYMEX and the Inside FERC, Tennessee Gas Pipeline Co. Texas (Zone O) price for natural gas exceeded certain fixed prices and for the counterparty to make payments to the Company to the extent the market prices were less than such fixed prices. The Company accounted for the related gains or losses (a gain of $204,600 during the first quarter of 1999) in crude oil and natural gas revenue in the period of the hedged production. The Company terminated these hedge agreements in January 1999 and was paid $750,000 by the counterparty for such termination. This amount is included in other income in the accompanying financial statements.

        In March 1998, the Company entered into a costless collar hedge agreement with Enron Capital and Trade Resources Corp. for 2,000 Bbls of crude oil per day with a floor price of $14.00 per Bbl and a ceiling price of $22.30 per Bbl for crude oil on the NYMEX. The agreement was effective April 1, 1998 and extended through March 31, 1999. Under the terms of the agreement the Company was paid when the average monthly price for crude oil on the NYMEX is below the floor price and will pay the counterparty when the average monthly price exceeds the ceiling price. During 1998, the Company realized a gain of $282,000 on this agreement, which is accounted for in crude oil and natural gas revenue. The Company has also entered into a hedge agreement with Barrett Resources Corporation covering 2,000 Bbls per day of crude oil calling for the Company to be paid an average NYMEX price of $14.29 per Bbl over the period April 1, 1999 to October 31, 1999. In May 1999, the Company and Barrett amended this hedge agreement resulting in the Company being paid an average NYMEX price of $17.00 per Bbl from June through October 1999. A new agreement was entered into in May of 1999 for the period November 1999 through October 2000. This agreement is for 1,000 Bbls per day with the Company being paid $17.02 per Bbl. Additionally, Barrett has a call on an either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barrets option over the term of the agreement at fixed prices.

        As of March 31, 1999, the Company had 37.0 MMBTUpd hedged at an average NYMEX price of approximately $1.93 per MMBTU from April 1, 1999 to October 31, 1999 and 2.4 MMBTUpd at an average NYMEX price of approximately $1.10 per MMBTU from November 1, 1998 to October 31, 2000. Of the 37.0 MMBTUpd hedged at $1.93 per MMBTU, 20.0 MMBTUpd is hedged with Barrett Resources Corporation, 11.0 MMBTUpd is hedged with Engage Energy Capital Canada LP, and 6.0 MMBTUpd is hedged with Amoco. The 2.4 MMBTUpd hedged at $1.10 per MMBTU is hedged with Barrett Resources Corporation and was assumed by the Company in connection with the acquisition of New Cache.

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

       Based upon the current level of operations, the Company believes that cash on hand and cash flow from operations will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments through 1999. Continued depressed prices for natural gas, crude oil or natural gas liquids will have a material adverse effect on the Company's cash flow from operations and anticipated levels of working capital, and could force the Company to revise its planned capital expenditures.

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

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6. Exhibits and Reports on Form 8-K (a) Exhibit 27 Financial data schedule (b) Reports on Form 8-K:

                  January 28, 1999 - Form 8-K/A - Pro forma financial statements giving effect of divestiture of Wyoming properties, described in Form 8-K filed November 30, 1998.

                  Janauary 28, 1999 - Form 8-K - Acquisition of New Cache Petroluems LTD.

                  February  26,  1999  -  Form  8-K/A  -  Pro  forma   financial
                  statements giving effect o divestiture of Wyoming properties and acquisition of New Cache Petroleums, LTD

                  March 22, 1999 - Form 8-K - 1998 year end earnings release and unaudited financial statements.

                  March 29, 1999 - Form 8-K/A - New Cache Petroleums LTD, year end November 30, 1998 audited financial statements.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ABRAXAS PETROLEUM CORPORATION

                                                 (Registrant)



    Date:  May 14,1999                     By:/s/ ______________________
                                                ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  May 14, 1999               By:/s/____________________________
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer