Form 10-Q
period 1999-06-30
ABRAXAS PETROLEUM CORP
filed 1999-08-16
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                         FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                      74-2584033
         -------------------------------            -----------------------
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization                Identification Number)

         500 N. Loop 1604, East, Suite 100, San Antonio, Texas         78232
         -----------------------------------------------------      ----------
         (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code   (210)    490-4788

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

         The number of shares of the issuer's common stock outstanding as of August 10, 1999, was:

                 Class                                    Shares Outstanding
             -----------                                 -------------------
    Common Stock, $.01 Par Value                              6,352,672





                                     1 of 23

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements (Unaudited)
             Consolidated Balance Sheets - June 30, 1999
                      and December 31,1998....................................3
             Consolidated Statements of Operations -
                      Three and Six Months Ended June 30, 1999 and 1998.......5
             Consolidated Statement of  Stockholders Equity (Deficit)
                      June 30, 1999 and December 31, 1998.....................6
             Consolidated Statements of Cash Flows -
                      Six Months Ended June 30, 1999 and 1998.................7
             Notes to Consolidated Financial Statements.......................8

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal proceedings 22
ITEM 2 - Changes in Securities................................................22
ITEM 3 - Defaults Upon Senior Securities......................................22
ITEM 4 - Submission of Matters to a Vote of Security Holders..................22
ITEM 5 - Other Information 22
ITEM 6 - Exhibits and Reports on Form 8-K.....................................22
              Signatures   ...................................................23

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                             June 30,   December 31,
                                                              1999          1998
                                                            (Unaudited)
                                                            ----------- ------------
                                                                 (In thousands)

Current assets:
   Cash ..................................................   $  1,993      $ 61,390
   Accounts receivable, less allowance for doubtful
     accounts:
       Joint owners ......................................      6,207         3,337
       Oil and gas production sales ......................      4,867         6,098
       Other .............................................      1,866         1,070
                                                             --------      --------
                                                               12,940        10,505
   Equipment inventory ...................................        455           504
   Other current assets ..................................        763           844
                                                             --------      --------
     Total current assets ................................     16,151        73,243

Property and equipment ...................................    499,252       374,316
Less accumulated depreciation, depletion, and amortization    184,480       165,867
                                                             --------      --------
   Net property and equipment  based on the full cost
     method of  accounting  for oil and gas  properties
     of which $10,675 at December 31, 1998 and June 30,
     1999, was excluded from amortization ................    314,772       208,449
Deferred financing fees, net of accumulated amortization
   of $2,911 and $ 3,602 at December 31, 1998
   and June 30,1999, respectively ........................     10,342         8,059
Other assets .............................................      1,240         1,747
                                                             --------      --------
   Total assets ..........................................   $342,505      $291,498
                                                             ========      ========



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                            June 30,    December 31,
                                                             1999          1998
                                                          (Unaudited)
                                                          ------------  -------------
                                                                  (In thousands)

Current liabilities:
   Accounts payable .....................................   $   6,951    $  10,499
   Oil and gas production payable .......................       7,070        5,846
   Accrued interest .....................................       7,609        5,522
   Income taxes payable .................................         310          160
   Other accrued expenses ...............................       1,067          527
                                                            ---------    ---------
     Total current liabilities ..........................      23,007       22,554

Long-term debt ..........................................     345,538      299,698

Deferred income taxes ...................................      27,963       19,820
Minority interest in foreign subsidiary .................      10,149        9,672
Future site restoration .................................       4,265        3,276

Commitments and contingencies

Stockholders' equity (Deficit):
   Common stock, par value $.01 per share - authorized
     50,000,000 shares; issued 6,504,755 and 6,501,441
     shares at June 30, 1999 and December 31, 1998,
     respectively .......................................          65           65
   Additional paid-in capital ...........................      51,651       51,695
   Accumulated deficit ..................................    (116,180)    (103,145)
   Treasury stock, at cost, 152,083 and 171,015 shares at
     June 30, 1999 and December 31, 1998, respectively ..      (1,071)      (1,167)
   Accumulated other comprehensive loss .................      (2,882)     (10,970)
                                                            ---------    ---------
Total stockholders' equity (deficit) ....................     (68,417)     (63,522)
                                                            ---------    ---------
Total liabilities and stockholders' equity  (deficit) ...   $ 342,505    $ 291,498
                                                            =========    =========



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended      Six Months Ended
                                                           June 30,                 June 30,
                                                        1999       1998         1999        1998
                                                      --------   ---------    --------   ---------
                                                           (In thousands except per share data)
Revenue:
   Oil and gas production revenues ................   $ 14,204    $ 13,953    $ 28,042    $ 28,608
   Gas processing revenues ........................      1,050         966       1,915       1,701
   Rig revenues ...................................        109         122         199         238
   Other ..........................................      1,413         430       2,590       1,663
                                                      --------    --------    --------    --------
                                                        16,776      15,471      32,746      32,210
Operating costs and expenses:
   Lease operating and production taxes ...........      4,647       4,401       9,405       9,040
   Depreciation, depletion, and amortization ......      8,821       8,971      17,967      17,223
   Rig operations .................................        157         136         296         258
   General and administrative .....................      1,459       1,386       2,782       2,689
                                                      --------    --------    --------    --------
                                                        15,084      14,894      30,450      29,210
                                                      --------    --------    --------    --------
Operating income (loss) ...........................      1,692         577       2,296       3,000

Other (income) expense:
   Interest income ................................        (81)       (172)       (267)       (308)
   Amortization of deferred financing fee .........        346         308         691         635
   Interest expense ...............................      9,723       7,749      18,406      15,265
                                                      --------    --------    --------    --------
                                                         9,988       7,885      18,830      15,592
                                                      --------    --------    --------    --------
Income (loss) before taxes ........................     (8,296)     (7,308)    (16,534)    (12,592)
Income tax expense (benefit):
   Current ........................................        111          24         213          84
   Deferred .......................................     (1,698)     (1,133)     (3,737)     (1,828)
Minority interest in income of
   consolidated foreign subsidiary ................         32         (94)         25        (171)
                                                      --------    --------    --------    --------
Net income (loss) applicable to common stock ......   $ (6,741)   $ (6,105)   $(13,035)   $(10,677)
                                                      ========    ========    ========    ========

Earnings (loss) per common share:
     Net Income (loss) per common share ...........   $  (1.06)   $  (0.96)   $  (2.05)   $  (1.68)
                                                      ========    ========    ========    ========
      Net income (loss) per common share - assuming
      dilution ....................................   $  (1.06)   $  (0.96)   $  (2.05)   $  (1.68)
                                                      ========    ========    ========    ========


           See accompanying notes to consolidated financial statements

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands except share amounts)



                                                                                                        Accumulated
                                        Common Stock       Treasury Stock      Additional                   Other
                                ----------------------   -------------------     Paid-In  Accumulated    Comprehensive
                                     Shares    Amount     Shares      Amount     Capital    Deficit      Income(Loss)      Total
                                ---------------------   --------------------  ----------- -----------  ---------------- ----------

Balance at December 31, 1998 .   6,501,441   $     65    (171,015) $  (1,167) $  51,695   $(103,145)   $ (10,970)       $ (63,522)
   Comprehensive income
     (loss):
     Net income ..............        --         --          --         --         --       (13,035)        --            (13,035)
     Other comprehensive
       income:
       Foreign currency
         translation
         adjustment ..........        --         --          --         --         --          --          8,088            8,088
                                                                                                                        ---------
   Comprehensive income (loss)        --         --          --         --         --          --            --            (4,947)
   Issuance of common stock
     for compensation ........       3,314       --        18,932         96        (44)       --            --                52
                                 ---------   --------    --------  ---------- ---------   ----------  -----------       ----------
Balance at June 30, 1999
   (unaudited) ...............   6,504,755   $     65    (152,083) $  (1,071) $  51,651   $(116,180)   $  (2,882)       $ (68,417)
                                 =========   ========    ========= ========== =========   ==========   ==========       ==========



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                            1999          1998
                                                       ------------   ----------
                                                              (In Thousands)
Operating Activities
Net income (loss) ....................................   $ (13,035)   $ (10,677)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Minority interest in income of foreign subsidiary          25         (171)
     Depreciation, depletion, and amortization .......      17,967       17,223
     Amortization of deferred financing fees .........         691          635
     Amortization of premium on Senior Notes .........        (289)        (289)
     Deferred income tax benefit .....................      (3,737)      (1,828)
     Issuance of common stock for compensation .......          52          207
     Changes in operating assets and liabilities:
         Accounts receivable .........................       1,938        4,771
         Equipment inventory .........................          49         (115)
         Other assets ................................         468         (270)
         Accounts payable and accrued expenses .......      (3,098)     (11,465)
                                                         ---------    ---------
Net cash provided by operating activities ............       1,031       (1,979)

Investing Activities
Capital expenditures, including purchases
  and  development of properties .....................    (105,581)     (30,622)
Proceeds from sale of oil and gas properties
  and equipment inventory ............................       1,795          621
                                                         ---------    ---------
Net cash (used) provided by investing activities .....    (103,786)     (30,001)

Financing Activities
Issuance of common stock, net of expenses ............        --             19
Purchase of treasury stock, net ......................          (5)        (399)
Proceeds from long-term borrowings ...................      83,000       60,230
Premium from issuance of Senior Notes ................        --          3,616
Payments on long-term borrowings .....................     (37,145)     (31,426)
Deferred financing fees ..............................      (2,680)      (1,565)
Other ................................................        --           --
                                                         ---------    ---------
Net cash provided by financing activities ............      43,170       30,475
Effect of exchange rate changes on cash ..............         188          (50)
                                                         ---------    ---------
Increase (decrease) in cash ..........................     (59,397)      (1,555)
Cash at beginning of period ..........................      61,390        2,876
                                                         ---------    ---------
Cash at end of period ................................   $   1,993    $   1,321
                                                         =========    =========

Supplemental Disclosures
Supplemental disclosures of cash flow information:
     Interest paid ...................................   $  16,656    $  14,453
                                                         =========    =========



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1999

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

     The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary Canadian Abraxas Petroleum Limited. ("Canadian Abraxas"), and its 48% owned foreign subsidiary Grey Wolf Exploration Inc. ("Grey Wolf") and Canadian Abraxas' wholly owned subsidiary, New Cache Petroleums Ltd ("New Cache"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf.

     Canadian Abraxas, New Cache and Grey Wolf assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.

Note 2.  Long-Term Debt

         Long-term debt consists of the following:

                                                                        June 30,  December 31,
                                                                         1999        1998
                                                                        --------- -----------
                                                                          (In thousands)
        11.5% Senior Notes due 2004, Series D .......................   $274,000   $274,000
        Unamortized premium on Senior Notes .........................      2,603      3,471
        Credit facility due to Bankers Trust Company, ING
          Capital and Union Bank of California ......................       --       15,700
        12.875% Senior Secured Notes due 2003 (see below) ...........     63,500
        Credit facility due to a Canadian  bank,
          providing for borrowings to approximately $12,100,000
          at the bank's prime rate plus .125%, 6.20%
          at June 30, 1999 ..........................................      5,425      6,515
        Other .......................................................         10         12
                                                                        --------   --------
                                                                        $345,538   $299,698
                                                                        ========   ========

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

       Year                                            Percentage
       ------                                          ----------
       2001.....................................         103.000%
       2002 and thereafter......................         100.000%

     At any time, or from time to time, prior to March 15, 2001, Abraxas may, at its option, use all or a portion of the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate original principal amount of the Notes at a redemption price equal to 112.875% of the aggregate principal amount of the Secured Notes to be redeemed, plus accrued and unpaid interest and liquidating damages, if any.

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


     Upon a Change of Control, each holder of the Secured Notes will have the right to require Abraxas to repurchase such holder's Secured Notes at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, Abraxas will be obligated to offer to repurchase the Secured Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption in the event of certain asset sales

     The Indenture governing the Secured Notes (the "Secured Notes Indenture") contains certain covenants that limit the ability of Abraxas and certain of its subsidiaries, including the Guarantors (the "Restricted Subsidiaries") to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

     The Secured Notes Indenture provides, among other things, that the Company may not, and may not cause or permit the Restricted Subsidiaries, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas or any other Restricted Subsidiary, guarantee any indebtedness of Abraxas or any other Restricted Subsidiary or transfer any of its assets to Abraxas or any other Restricted Subsidiary except for such encumbrances or restrictions existing under or by reason of: (i) applicable law; (ii) the Secured Notes Indenture or the Indenture governing the Series D Notes; (iii) customary non-assignment provisions of any contract or any lease governing leasehold interest of such subsidiaries; (iv) any instrument governing indebtedness assumed by the Company in an acquisition, which encumbrance or restriction is not applicable to such Restricted Subsidiary or the properties or assets of such subsidiary other than the entity or the properties or assets of the entity so acquired; (v) agreements existing on the Issue Date (as defined in the Secured Notes Indenture) to the extent and in the manner such agreements were in effect on the Issue Date; (vi) customary restrictions with respect to subsidiary of the Company pursuant to an agreement that has been entered into for the sale or disposition of capital stock or assets of such Restricted Subsidiary to be consummated in accordance with the terms of the Secured Notes Indenture or any Security Documents (as defined in the Secured Notes Indenture) solely in respect of the assets or capital stock to be sold or disposed of; (vii) any instrument governing certain liens permitted by the Secured Notes Indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or (viii) an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (ii), (iv) or (v) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the Secured Notes in any material respect as determined by the Board of Directors of the Company in their reasonable and good faith judgment that the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (ii), (iv) or (v).

Note 3. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                    ---------------------------   --------------------------

                                                        1999            1998          1999           1998
                                                     -----------    -----------    -----------    ----------
Numerator:
  Net income (loss) ..............................   $    (6,741)   $    (6,105)   $   (13,035)   $   (10,677)
                                                     -----------    -----------    -----------    -----------
  Numerator for basic earnings per share - income         (6,741)        (6,105)       (13,035)       (10,677)
    (loss) available to common stockholders

  Effect of dilutive securities:
    Preferred stock dividends ....................          --             --             --             --
                                                     -----------    -----------    -----------    -----------
  Numerator for diluted earnings per share-income
    available to common stockholders after assumed
    Conversions ..................................        (6,741)        (6,105)       (13,035)       (10,677)

Denominator:
  Denominator for basic earnings per share -
    weighted-average shares ......................     6,340,745      6,356,618      6,337,318      6,356,207

  Effect of dilutive securities:
    Stock options and warrants ...................          --             --             --             --
                                                     -----------    -----------    -----------    -----------
                                                            --             --             --             --
                                                     -----------    -----------    -----------    -----------
  Dilutive  potential  common shares
    Denominator for diluted earnings per share
    adjusted weighted-average shares and assumed
    conversions ..................................     6,340,745      6,356,618      6,337,318      6,356,207

  Basic earnings (loss) per share:
    Income (loss) ................................   $     (1.06)   $      (.96)   $     (2.05)   $     (1.68)
                                                     ===========    ===========    ===========    ===========

  Diluted earnings (loss) per share:
    Income (loss) ................................   $     (1.06)   $      (.96)   $     (2.05)   $     (1.68)
                                                     ===========    ===========    ===========    ===========

     For the three months and six months ended June 30, 1999 and 1998, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the periods.

Note 4. Summary Financial Information of Canadian Abraxas Petroleum Limited., New Cache Petroleums Ltd. and Sandia Oil & Gas Corporation.

     The following is summary financial information of Canadian Abraxas and Sandia, both of which are wholly owned subsidiaries of the Company and New Cache which is a wholly owned subsidiary of Canadian Abraxas at June 30, 1999. Canadian Abraxas is jointly and severally liable with the Company for the entire balance of the Company's and Canadian Abraxas' 11.5% Senior Notes due 2004, Series D (the "Series D Notes")($274,000,000).The Series D Notes are unconditionally guaranteed, on a senior basis, jointly and severally, by New Cache and Sandia. The Secured Notes are unconditionally guaranteed, on a senior basis, jointly and severally, by Canadian Abraxas, Sandia and New Cache. The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas, Sandia. or New Cache because management has determined that such information is not material to the holders of the Series D Notes, the Secured Notes and the Company's Common Stock.

                             Summary Balance Sheets
                                  June 30, 1999
                                 (In Thousands)

                                        Canadian        New Cache       Sandia Oil &
                                        Abraxas      Petroleums, Ltd      Gas Corp.
                                     ------------    ---------------    ------------
     Total current assets         $      31,402   $          5,069    $         88
     Oil and gas properties              92,374            103,440           1,379
     Other assets                        67,386                 -               63
                                     -----------     -------------     ------------
                                  $     191,162   $        108,509    $      1,530
                                     ===========     =============     ============

     Total current liabilities    $       2,483   $         4,338     $         79
     11.5% Senior Notes due 2004         74,682                --              --
     Intercompany  payable               25,729            27,574            1,191
     Other liabilities                   18,598            12,864              --
     Shareholder's equity                69,670            63,733              260
                                     -----------     -------------    ------------
                                  $     191,162   $       108,509    $       1,530
                                     ===========     =============    ============

                        Summary Statements of Operations
                         Six Months ended June 30, 1999
                                  (In Thousands)

                                    Canadian          New Cache         Sandia Oil &
                                    Abraxas        Petroleums, Ltd      Gas Corp.
                                  ------------     ---------------     -------------
     Revenues                     $      7,799    $         8,132    $         225
     Operating costs & expenses         (8,199)            (8,511)             (86)
     Interest expense                   (5,030)              (180)             ---
     Other                                  56                ---              ---
     Income tax benefit                  3,406                202              ---
                                     -----------     -------------    ------------
          Net loss                $     (1,968)   $          (357)   $         139
                                     ===========     =============    ============

                        Three Months ended June 30, 1999
                                 (In Thousands)

                                    Canadian          New Cache         Sandia Oil &
                                    Abraxas        Petroleums, Ltd      Gas Corp.
                                  ------------     ---------------     -------------
     Revenues                     $      4,145    $         4,264    $         126
     Operating costs & expenses         (4,022)            (4,456)             (53)
     Interest expense                   (2,467)               --                --
     Other                                   3                 10               --
     Income tax benefit                  1,558                100               --
                                     -----------     -------------    ------------
          Net loss                $       (783)  $            (82)  $           73
                                     ===========     =============    ============

Note 5. Business Segments

     Business segment information about the Company's second quarter operations in different geographic areas is as follows:

                                                                        Three Months Ended June 30, 1999
                                                          ------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  ------------------
                                                                                 (In thousands)
             Revenues ...............................        $       6,210          $      10,566     $       16,776
                                                          ==================     =================  ==================
             Operating profit (loss).................        $       2,273          $         176     $        2,449
                                                          ==================     =================
             General corporate ......................                                                           (757)
             Interest expense and amortization of
                deferred financing fees .............                                                         (9,988)
                                                                                                    ==================
                Income before income taxes ..........                                                 $       (8,296)
                                                                                                    ==================

                                                                        Three Months Ended June 30, 1998
                                                          ------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  ------------------
                                                                                 (In thousands)
             Revenues ...............................        $       9,280          $       6,191     $       15,471
                                                          ==================     =================  ===================
             Operating profit (loss).................        $         781          $        (114)    $          667
                                                          ==================     =================
             General corporate.......................                                                            (90)
             Interest expense and amortization of
                deferred financing fees .............                                                         (7,885)
                                                                                                    ===================
                Income before income taxes ..........                                                 $       (7,308)
                                                                                                    ===================

                                                                         Six Months Ended June 30, 1999
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      12,757          $      19,989     $       32,746
                                                          ==================     =================  ===================
             Operating profit (loss).................        $       4,226          $        (437)    $        3,789
                                                          ==================     =================
             General corporate ......................                                                         (1,493)
             Interest expense and amortization of
                deferred financing fees .............                                                        (18,830)
                                                                                                    ===================
                Income before income taxes ..........                                                 $      (16,534)
                                                                                                    ===================

                                                                         Six Months Ended June 30, 1998
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      21,431          $      11,779     $       32,210
                                                          ==================     =================  ===================
             Operating profit (loss).................        $       5,155          $        (203)    $        4,952
                                                          ==================     =================
             General corporate ......................                                                         (1,952)
             Interest expense and amortization of
                deferred financing fees .............                                                        (15,592)
                                                                                                    ===================
                Income before income taxes ..........                                                 $      (12,592)
                                                                                                    ===================




                                                                                 June 30, 1999
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In Thousands)
             Identifiable assets at June  30, 1999 ..        $      97,192          $     233,766     $      330,958
                                                          ==================     =================
             Corporate assets .......................                                                         11,547
                                                                                                    -------------------
                Total assets ........................                                                 $      342,505
                                                                                                    ===================


                                                                               December, 31, 1998
                                                          ------------------     -----------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In Thousands)
             Identifiable assets at December 31,
                1998 ................................        $     153,030          $     129,301     $      282,331
                                                          ==================     =================
             Corporate assets .......................                                                          9,167
                                                                                                    -------------------
                Total assets ........................                                                 $      291,498
                                                                                                    ===================

Note 6.  Contingencies

     In May 1995, certain plaintiffs filed a lawsuit against the Company alleging negligence and gross negligence, tortuous interference with contract, conversion and waste. In March 1998, a jury found against the Company and on May 22, 1998 final judgment in the amount of $1.3 million was entered. The Company has filed an appeal. Management believes that the plaintiffs' claims are without merit and that damages should not be recoverable under this action; however, the ultimate effect on the Company's financial position and results of operations cannot be determined at this time. The Company has not established a reserve for this matter at June 30, 1999.

     Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 1999, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 7.  Subsequent Event

     On August 11, 1999, the Company closed a transaction with a major Canadian independent to sell non-core assets owned by Canadian Abraxas. The assets were sold for $14.6 CDN ($9.8 million U.S.,)

Note 8.  Reclassifications

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

     Selected operating data. The following table sets forth certain operating data of the Company for the periods presented.

                                                         Three Months Ended                Six Months Ended
                                                              June 30                          June 30
                                                -----------------------------         -------------------------
                                                     1999             1998                 1999         1998
                                                ------------    -------------         ------------     --------
Operating Revenue (in thousands):
Crude Oil Sales                                $      2,532     $     2,514        $    5,264        $   5,394
Natural Gas Sales                                    10,383           9,832            20,938           19,618
Natural Gas Liquids Sales                             1,289           1,607             1,840            3,596
Processing Revenue                                    1,050             966             1,915            1,701
Rig Operations                                          109             122               199              238
Other                                                 1,413             430             2,590            1,663
                                                   ---------       ---------          --------         --------
                                               $     16,776     $    15,471        $   32,746         $ 32,210
                                                   =========       =========          ========         ========

Operating Income (in thousands)                $      1,692     $       577        $    2,296         $  3,000
Crude Oil Production (MBBLS)                            192             188               417              387
Natural Gas Production (MMCFS)                        6,732           6,340            13,882           12,479
Natural Gas Liquids Production (MBBLS)                  111             236               184              477
Average Crude Oil Sales Price ($/BBL)          $      13.22     $     13.39        $    12.64         $  13.95
Average Natural Gas Sales Price ($/MCF)        $       1.54     $      1.55        $     1.51         $   1.57
Average Liquids Sales Price ($/BBL)            $      11.65     $      6.82        $    10.01         $   7.54

Comparison of Three Months Ended June 30, 1999 to Three Months Ended June 30,
1998

     Operating Revenue. During the three months ended June 30, 1999, operating revenue from crude oil, natural gas and natural gas liquid sales increased by 1.8% to $14.2 million in the three months ended June 30, 1999 from $14.0 million for the same period in 1998. Increased oil and natural gas production contributed $654,000 in additional revenue that was partially offset by slightly lower commodity prices. The average sales price for crude oil was $13.22 per barrel for the three months ended June 30, 1999 compared to $13.39 for the same period of 1998and natural gas sales prices averaged $1.54 for the three months ended June 30, 1999 compared to $1.55 for the same period of 1998. Increased production volumes were primarily attributable to the acquisition of New Cache in January 1999. New Cache crude oil production was 66.7 MBbls and gas production was 1,756 MMcf for the three months ended June 30, 1999. New Cache production replaced production from the Wamsutter area of Wyoming (the "Wyoming Properties") which were sold during the fourth quarter of 1998. During the second quarter of 1998, the Wyoming Properties had crude oil production of 23.7 MBbls and natural gas production of 1,394 MMcf. Natural gas liquid revenue decreased by $320,000 for the three months ended June 30, 1999 from $1.61 million in 1998 to $1.29 million in 1999. The decrease in natural gas liquid revenue is primarily due to decreased production volumes attributable to the sale of the Wyoming Properties. For the quarter ended June 30, 1998, the Wyoming Properties contributed 121.5 Mbbls of natural gas liquids which was only partially offset by natural gas liquids production of 26.4 Mbbls attributable to New Cache. Also contributing to the decline in natural gas liquid production was the closing of two gas processing plants. The Company shut down it's East White Point plant during the fourth quarter of 1998 and its Portilla plant in January 1999. During the second quarter of 1998, the Portilla plant contributed 14.0 MBbls of natural gas liquids. In April 1999 the Company began processing the gas produced from its East White Point properties through a third party processing plant. Natural gas liquid production from this plant more than replaced production from the East White Point Plant. During the second quarter of 1998, the East White Point Plant produced 15.3 MBbls of natural gas liquids, compared to 16.0 MBbls of natural gas liquids produced from the East White Point gas during the quarter ended June 30, 1999. The decline in natural gas liquids revenue attributable to production volume declines was offset to a large extent by increased average prices received for natural gas liquids during the quarter. Average sales prices for natural gas liquids were $11.65 per Bbl for the three months ended June 30, 1999 compared to $6.82 for the same period of 1998.

     Other operating revenue increased from $431,000 for the three months ended June 30, 1998 to $1.4 million for the same period of 1999. This increase was primarily due to the sale to a third party of tax credits associated with the Wyoming Properties for $1.1 million.

     Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended June 30, 1999 increased to $4.6 million compared to $4.4 million for the same period in 1998. The increase in LOE was primarily due to the greater number of wells owned by the Company during the period ended June 30, 1999 compared to the same period of 1998. The Company's LOE on a per MCFE basis for the three months ended June 30, 1999 was $0.54 compared to $0.51 for the same period of 1998. The increase on a MCFE basis was due to a general increase in the cost of services from 1998 to 1999 and from the sale of the Wyoming properties which was a low cost operating area with LOE per MCFE of $0.23.

     G&A Expenses. G&A expenses increased from $1.4 million for the three months ended June 30, 1998 to $1.5 million for the same period of 1999. The increase was due to the hiring of additional staff to manage and develop the Company's properties including the addition of several staff members associated with the New Cache acquisition. G&A expense on a per MCFE basis increased from $0.16 for the quarter ended June 30, 1998 to $0.17 for the same period of 1999.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased from $9.0 million for the three months ended June 30, 1998, to $8.8 million in the same period of 1999. The Company's DD&A on a per MCFE basis for the three months ended June 30, 1999 was $1.03 per MCFE compared to $1.01 in 1998. The per MCFE increase was due to a slightly higher basis in the New Cache assets as compared to the Wyoming Properties on an MCFE basis. The decrease in total DD&A is due to write downs in the full cost pool at December 31, 1998 as a result of depressed commodity prices at that time forcing some of the Company's oil properties to their economic limits much sooner.

     Interest Expense. Interest expense increased to $9.7 million for the three months ended June 30, 1999 from $7.7 million for the same period of 1998. This increase is attributable to increased borrowings by the Company during the first quarter of 1999. Long-term debt increased from $277.2 million at June 30, 1998 to $345.5 million at June 30, 1999, as a result of the Company's issuing $63.5 million of its 12.875% Senior Secured Notes due 2003 in late March 1999.

Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998

     Operating Revenue. During the six months ended June 30, 1998, operating revenue from crude oil, natural gas and natural gas liquid sales decreased from $28.6 million in the six months ended June 30, 1998 to $28.0 million for the same period in 1999. Increased production of oil and natural gas contributed $2.5 million in additional revenue, which was offset by lower prices. Crude oil production increased from 386.7 MBbls for the first six months of 1998 to 416.5 MBbls for the same period of 1999. Production from the New Cache properties (acquired in January 1999) contributed 115.8 MBbls in 1999 which was offset by declines in the production from the Company's existing properties and from the divestiture of the Wyoming Properties. The decline in the production from existing properties was due to the de-emphasis of the Company's crude oil exploration and development program in 1999 due to depressed crude oil prices during the period. Natural gas production increased by approximately 11% for the first six months of 1999 to 13,882 MMcf from 12,479 MMcf for the same period of 1998. The acquisition of New Cache contributed 3,533 MMcf during the six months ended June 30, 1999 which offset the loss of production from the Wyoming Properties, which were sold in the forth quarter of 1998. For the six months ended June 30, 1998 the Wyoming Properties contributed 2,761 MMcf. Increases in revenue resulting from increased crude oil and natural gas production were partially offset by lower average sales prices during the first six months of 1999. Average crude oil prices were $12.64 per Bbl during the first six months of 1999 compared to $13.95 for the same period of 1998. Natural gas prices for the first six months of 1999 averaged $1.51 compared to $1.57 for the same period of 1998 Revenue for the six months was negatively impacted by $7.6 million due to lower commodity prices. Natural gas liquids volumes declined 61.5% for the six months ended June 30, 1999 to 183.8 MBBLs compared to 477.2 MBBLs for the same period of 1998. The decline in natural gas liquids volumes was due to the divestiture of the Wyoming Properties in the fourth quarter of 1998 and the Company's decision to shut down the East White Point and Portilla plants in South Texas. The Wyoming Properties contributed 246.8 MBBLs of natural gas liquids during the first six months of 1998 which was partially offset by
47.4 MBBLS from the New Cache properties. The Company shut down its East White Point processing plant during the fourth quarter of 1998 and shut down its Portilla Plant in January 1999. The East White Point plant produced 28.3 MBBLs of natural gas liquids during the first six months of 1998and the Portilla Plant contributed 25.4 MBBLs of natural gas liquids during the first six months of 1998 compared to 2.1 MBBLs in 1999. The Company began processing the East White Point gas through a third party plant in April 1999.Total East White Point production through this facility was 16.0 Mbbls during the period ended June 30, 1999.. The Company also elected not to process its West Texas gas during the first quarter of 1999 due to the depressed prices of natural gas liquids. Processing of the West Texas gas resumed in April 1999 contributing 22.1 Mbbls during the period ended June 30, 1999. The decline in natural gas liquids revenue from lower production volumes was partially offset by stronger liquid prices for the period. Average natural gas liquids sales prices for the six months ended June 30, 1999 were $10.01 per Bbl compared to $7.54 for the same period of 1998.

     Lease Operating Expenses. LOE and natural gas processing expenses were $9.4 million for six months ended June 30, 1999 compared to $9.0 million for the same period in 1998. The increase of $1.4 million was due to an increase in the number of wells the Company owned as of June 30, 1998 compared to the same period of the prior year. LOE on a per MCFE basis increased to $0.54 per MCFE for the six months ended June 30, 1998 from $0.51 for the same period of 1998. The increase per MCFE was due to a general increase in the cost of services from 1998 to 1999 as well as from the divestiture of the Wyoming Properties which was a low cost operating area with LOE of $0.27 per MCFE.

     G&A Expenses. G&A expenses increased from $2.7 million for the six months ended June 30, 1998 to $2.8 million for the same period of 1999. The increase is primarily due to the hiring of additional staff to manage and develop the Company's properties and a general increase in the cost of doing business from 1998 to 1999. G&A expense on a per MCFE basis increased to $0.16 per MCFE from $0.15 for the same period of 1998.

     Depreciation, Depletion and Amortization Expenses. DD&A expense increased to $18.0 million for the six months ended June 30, 1999, from $17.2 million for the same period of 1998. DD&A expense on a per MCFE basis was $1.03 per MCFE for the six months ended June 30, 1999 compared to $0.98 per MCFE for the six months ended June 30, 1998. The increase on a per MCFE basis was due to higher finding cost during 1999 including the acquisition of New Cache, in the Company's Canadian operations and the loss of reserves resulting from low commodity prices forcing some of the Company's oil properties to their economic limits much sooner. The increases were partially offset by lower DD&A per MCFE from the U.S. operations as a result of the ceiling test write down of the U.S. full cost pool as of December 31, 1998.

     Interest Expense. Interest increased to $18.4 million for the six months ended June 30, 1999 from $15.3 million for the six months ended June 30, 1998. The increase was due to increased levels of borrowings by the Company during the first six months of 1999. Long-term debt increased from $248.6 million as June 30, 1998 to $345.5 million at June 30, 1999, as a result of the Company's issuing $63.5 million of its 12.875% Senior Secured Notes due 2003 in late March 1999.

     General . The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids produced by the Company. The prices of natural gas and, crude oil and natural gas liquids received by the Company declined during the first six months of 1999. The average natural gas price realized by the Company declined to $1.51 per MCF during the first six months of 1999 compared with $1.57 per MCF during the same period of 1998. Crude oil prices declined from $13.95 per BBL during the six three months of 1999, to $12.64 per BBL for the same period of 1999. Natural gas liquids prices increased to $10.01 per BBL compared to $7.54 per BBL in the first quarter of 1998. The prices of crude oil and natural gas have strengthened in the latter part of the second quarter and continued to strengthen in the third quarter. In addition, the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil, natural gas and natural gas liquid prices return to depressed levels or if the Company's production levels decrease, the Company's revenues, cash flow from operations and profitability will be materially adversely affected.

Delisting of Common Stock on The Nasdaq National Market

     The Company's common stock has been delisted from The Nasdaq National Market ("NMS") due to the Company's inability to meet the minimum net tangible assets and "inside bid" price requirements for NMS listed companies. The Company's stock is quoted and traded on the OTC Bulletin Board under the symbol, AXAS.

Liquidity and Capital Resources

    General: Capital expenditures excluding property divestitures during the six months ended June 30, 1999 were $105.6 million compared to $30.6 million during the same period of 1998. The table below sets forth the components of these capital expenditures on a historical basis for the six months ended June 30, 1999 and 1998.
                                                         Six Months Ended
                                                              June 30
                                            ------------------------------------
                                                    1999             1998
                                            ------------------------------------
Expenditure category (in thousands):
  Acquisitions                              $          90,291  $           2,400
  Development                                          14,040             28,000
  Facilities and other                                  1,250                200
                                                -------------      -------------
Total                                       $         105,581  $          30,600
                                                =============      =============

     At June 30, 1999, the Company had current assets of $16.1 million and current liabilities of $23.0 million resulting in a working capital deficit of $6.9 million. This compares to working capital of $50.7 million at December 31, 1998 and a working capital deficit of $3.7 million at June 30, 1998. The material components of the Company's current liabilities at June 30, 1999 include trade accounts payable of $7.0 million, revenues due third parties of $7.1 million and accrued interest of $7.6 million.

     Operating activities during the six months ended June 30, 1999 provided $1.0 million cash to the Company compared to using $2.0 million in the same period in 1998. Net income plus non-cash expense items during 1999 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities required $103.8 million net during the first six months of 1999, $90.3 million of which was utilized for the acquisition of oil and gas properties, $14.0 million of which was utilized for the development of crude oil and natural gas properties and other facilities, and $1.3 million of which was utilized for facilities and other. This compares to $30.0 million required during the same period of 1998, $28.0 million of which was utilized for the development of crude oil and natural gas properties and other facilities, and $2.4 million for the acquisition of oil and gas properties.. Financing activities provided $43.2 million for the first six months of 1999 compared to providing $30.5 million for the same period of 1998. Financing activities include the proceeds of $63.5 million from the issuance of the Secured Notes in March 1999 and borrowings under the Credit Facility of $19.5 million, which were offset by the repayment of the Credit Facility in the amount of $35.2 million in March 1999.

     The Company's current budget for capital expenditures for the last six months of 1999 other than acquisition expenditures is approximately $11.5 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, but the Company currently has no agreements, arrangements or undertakings regarding any material acquisitions. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should commodity prices remain at depressed levels or decline further, reductions in the capital expenditure budget may be required.

     Current Liquidity Needs. The Company has historically funded its operations and acquisitions primarily through its cash flow from operations and borrowings under the Credit Facility and other credit sources. In March 1999, the Company issued $63.5 million principal amount of the Secured Notes and repaid all amounts outstanding under the Credit Facility and approximately $10.0 million of debt assumed in connection with the acquisition of New Cache. Due to severely depressed prices for crude oil and natural gas, the Company's cash flow from operations has been substantially reduced.

     The Company will have three principal sources of liquidity during the next six months: (i) cash on hand, (ii) cash flow from operations and (iii) proceeds from the sale of non-core assets. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net cash flow from operations plus cash on hand and the proceeds from the sale of certain non-core properties will be adequate to fund operations and planned capital expenditures. The Company is in the process of selling a portion of New Cache's undeveloped acreage, acquired in January 1999, to Grey Wolf for $3.4 million CDN ($2.3 million U.S.). In August 1999, Canadian Abraxas closed the sale of certain non-core assets to a major Canadian independent. The properties were sold for $14.6 million CDN ($9.8 million U.S.).

     The Company's ability to obtain additional financing will be substantially limited under the terms of the Series D Notes and the Secured Notes.Substiantially all of the Company's crude oil and natural gas properties and natural gas processing facilities are subject to a first lien or charge for the benefit of the holders of the Secured Notes. Thus, the Company will be required to rely on its cash flow from operations to fund its operations and service its debt. The Company may also choose to issue equity securities or sell additional assets to fund its operations, although the Indentures governing the Company's outstanding Secured Notes and Series D Notes substantially limit the Company's use of the proceeds of any such asset sales. Due to the Company's diminished cash flow from operations and the resulting depressed prices for its common stock, there can be no assurance that the Company would be able to obtain equity financing on terms satisfactory to the Company.

Long-Term Indebtedness

     Series D Notes. On November 14, 1996, Abraxas and Canadian Abraxas consummated the offering of $215.0 million of their 11.5% Senior Notes due 2004, Series A, which were exchanged for the Series B Notes in February 1997. On January 27, 1998, Abraxas and Canadian Abraxas completed the sale of $60.0 million of the Series C Notes. The Series B Notes and the Series C Notes were subsequently exchanged for $275.0 million in principal amount of the Series D Notes in June 1998.

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

        Year                                       Percentage
       ------                                     ------------
        2000....................................      105.750%
        2001....................................      102.875%
        2002 and thereafter.....................      100.000%

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

     The Series D Notes are joint and several obligations of Abraxas and Canadian Abraxas, and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of Abraxas and Canadian Abraxas. The Series D Notes rank senior in right of payment to all future subordinated indebtedness of Abraxas and Canadian Abraxas. The Series D Notes are, however, effectively subordinated to the Secured Notes to the extent of the value of the collateral securing the Secured Notes (the "Collateral"). The Series D Notes are unconditionally guaranteed, on a senior basis, jointly and severally, by the New Cache and Sandia. The guarantees are general unsecured obligations of New Cache and Sandia and rank pari passu in right of payment to all unsubordinated indebtedness of New Cache and Sandia and senior in right of payment to all subordinated indebtedness of New Cache and Sandia. These guarantees are effectively subordinated to the Secured Notes to the extent of the value of the Collateral.

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

Secured Notes: In March 1999 the Company consummated the sale of $63.5 million of the Secured Notes due 2003. Interest on the Secured Notes is payable semi-annually in arrears on March 15 and September 15, commencing September 15, 1999. The Secured Notes are redeemable, in whole or in part, at the option of Abraxas on or after March 15, 2001, at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on March 15 of the years set forth below:

       Year                                                  Percentage
       ------                                               -----------
       2001................................................    103.000%
       2002 and thereafter.................................    100.000%

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

     The Secured Notes are senior indebtedness of Abraxas secured by a first lien on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The Secured Notes are unconditionally guaranteed (the "Guarantees") on a senior basis, jointly and severally, by Canadian Abraxas, New Cache and Sandia (collectively, the "Guarantors"). The Guarantees are secured by substantially all of the crude oil and natural gas properties of the Guarantors and the shares of Grey Wolf owned by Canadian Abraxas.

     Upon a Change of Control, each holder of the Secured Notes will have the right to require Abraxas to repurchase such holder's Secured Notes at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, the Issuers will be obligated to offer to repurchase the Secured Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption in the event of certain asset sales.

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

     In March 1998, the Company entered into a costless collar hedge agreement with Enron Capital and Trade Resources Corp. for 2,000 Bbls of crude oil per day with a floor price of $14.00 per Bbl and a ceiling price of $22.30 per Bbl for crude oil on the NYMEX. The agreement was effective April 1, 1998 and extended through March 31, 1999. Under the terms of the agreement the Company was paid when the average monthly price for crude oil on the NYMEX is below the floor price and will pay the counterparty when the average monthly price exceeds the ceiling price. During the six months ended June 30, 1999 the Company realized a gain of $204,000 on this agreement, which is accounted for in crude oil and natural gas revenue. The Company has also entered into a hedge agreement with Barrett Resources Corporation ("Barrett") covering 2,000 Bbls per day of crude oil calling for the Company to realize an average NYMEX price of $14.23 per Bbl over the period April 1, 1999 to October 31, 1999. In May 1999, the Company and Barrett amended this hedge agreement resulting in the Company being paid an average NYMEX price of $17.00 per Bbl from June through October 1999. A new agreement was entered into in May of 1999 for the period November 1999 through October 2000. This agreement is for 1,000 Bbls per day with the Company being paid $17.02 per Bbl. Additionally, Barrett has a call on either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barrett's option over the term of the agreement at fixed prices. The Company realized a loss of $452,000 on this agreement which is accounted for in crude oil and natural gas revenue.

     As of March 1, 1999, the Company had 37.0 MMBTUpd hedged at an average NYMEX price of approximately $1.93 per MMBTU from April 1, 1999 to October 31, 1999 and 2.4 MMBTUpd at an average NYMEX price of approximately $1.10 per MMBTU from November 1, 1998 to October 31, 2000. Of the 37.0 MMBTUpd hedged at $1.93 per MMBTU, 20.0 MMBTUpd is hedged with Barrett Resources Corporation, 11.0 MMBTUpd is hedged with Engage Energy Capital Canada LP, and 6.0 MMBTUpd is hedged with Amoco. The 2.4 MMBTUpd hedged at $1.10 per MMBTU is hedged with Barrett and was assumed by the Company in connection with the acquisition of New Cache. In connection with the 20.0 MMBTU Barrett hedge, the Company realized a loss $757,000 for the quarter ended June 30, 1999, which is accounted for in crude oil and natural gas revenue.

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

     Based upon the current level of operations, the Company believes that cash on hand,cash flow from operations and proceeds from the sale of non-core assets will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments through 1999. Depressed prices for natural gas, crude oil or natural gas liquids will have a material adverse effect on the Company's cash flow from operations and anticipated levels of working capital, and could force the Company to revise its planned capital expenditures.

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

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
             At the Annual Meeting of Shareholders held on May 28, 1999 the following proposals were adopted by the margins indicated:

                  1. Election of four directors for terms of these years, each to hold office until the expiration of his term in 2002 or until a successor shall have been elected & qualified.

                                                        Number of Shares
                                                   For                 Withheld
                      Franklin A. Burke         5,094,034               38,474
                      Harold D. Carter          5,094,034               38,474
                      Robert D. Gershen         5,094,034               38,474
                      Robert W. Carington       5,094,034               38,474

                           Directors whose term continued after the meeting

                           Robert L.G. Watson
                           Chris E. Williford
                           James C. Phelps
                           Richard M. Kleberg III
                           Paul A. Powell, Jr.
                           Richard M. Riggs

                  2. Proposal to approve Abraxas Petroleum Corporation Second Amended and Restated Director Stock Option Plan.

                                           Number of Shares
                               For               Against           Abstain
                             4,602,799           512,011            17,698



                  3. Approval of the appointment of Ernst & Young LLP as the Company's auditors.

                                            Number of Shares
                               For               Against           Abstain
                             5,124,545           6,649              1,314

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


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  August 16, 1999            By:/s/
         -----------------               -------------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  August 16, 1999            By:/s/
         -----------------               --------------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer