Form 10-Q
period 1999-09-30
ABRAXAS PETROLEUM CORP
filed 1999-11-15
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

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

         The number of shares of the issuer's common stock outstanding as of November 10, 1999, was:

                  Class                                  Shares Outstanding

         Common Stock, $.01 Par Value                         6,352,672






                                     1 of 25

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 -   Financial Statements (Unaudited)
               Consolidated Balance Sheets - September 30, 1999
                 and December 31,1998.........................................3
               Consolidated Statements of Operations -
                 Three and Nine Months Ended September 30, 1999 and 1998......5
               Consolidated Statement of  Stockholders Equity (Deficit)
                 September 30, 1999 and December 31, 1998.....................6
               Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1999 and 1998................7
               Notes to Consolidated Financial Statements.....................8

ITEM 2 -   Managements Discussion and Analysis of Financial Condition and
               Results of Operations.........................................23


ITEM 3 -   Quantitative and Qualitative Disclosures about market risk........23

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal proceedings 24
ITEM 2 - Changes in Securities...............................................24
ITEM 3 - Defaults Upon Senior Securities.....................................24
ITEM 4 - Submission of Matters to a Vote of Security Holders.................24
ITEM 5 - Other Information 24
ITEM 6 - Exhibits and Reports on Form 8-K....................................24
              Signatures   ..................................................25

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                            September 30, December 31,
                                                               1999          1998
                                                            (Unaudited)
                                                           ---------------------------
                                                                  (In thousands)

Current assets:
   Cash ....................................................   $ 14,421   $ 61,390
   Accounts receivable, less allowance for doubtful
     accounts:
       Joint owners ........................................      6,629      3,337
       Oil and gas production sales ........................      8,166      6,098
       Other ...............................................      2,350      1,070
                                                               --------   --------
                                                                 17,145     10,505
   Equipment inventory .....................................        441        504
   Other current assets ....................................        475        844
                                                               --------   --------
     Total current assets ..................................     32,482     73,243

Property and equipment .....................................    495,082    374,316
Less accumulated depreciation, depletion, and amortization .    191,398    165,867
                                                               --------   --------
   Net property and equipment  based on the full cost
     method of  accounting  for oil and gas  properties
     of which $10,675 at December 31, 1998 and September 30,
     1999, was excluded from amortization ..................    303,684    208,449
Deferred financing fees, net of accumulated amortization
   of $2,911 and $3,984 at December 31, 1998 and September
   30, 1999, respectively ..................................      9,919      8,059
Other assets ...............................................      1,240      1,747
                                                               ========   ========
   Total assets ............................................   $347,325   $291,498
                                                               ========   ========



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                  Consolidated Balance Sheets (continued)

                                                             September 30,   December 31,
                                                                   1999          1998
                                                               (Unaudited)
                                                             ----------------------------
                                                                    (In thousands)
Current liabilities:
   Accounts payable .........................................   $   8,524    $  10,499
   Oil and gas production payable ...........................      10,527        5,846
   Accrued interest .........................................      13,637        5,522
   Income taxes payable .....................................         106          160
   Other accrued expenses ...................................       1,539          527
                                                                ---------    ---------
     Total current liabilities ..............................      34,333       22,554

Long-term debt ..............................................     346,243      299,698

Deferred income taxes .......................................      27,429       19,820
Minority interest in foreign subsidiary .....................      10,286        9,672
Future site restoration .....................................       4,374        3,276

Commitments and contingencies

Stockholders' equity (Deficit):
   Common stock, par value $.01 per share - authorized
     50,000,000 shares; issued 6,504,755 and 6,501,441 shares
     at September 30, 1999 and December 31, 1998,
     respectively ...........................................          65           65
   Additional paid-in capital ...............................      51,651       51,695
   Accumulated deficit ......................................    (123,099)    (103,145)
   Treasury stock, at cost, 152,083 and 171,015 shares at
     September 30, 1999 and December 31, 1998, respectively .      (1,071)      (1,167)
   Accumulated other comprehensive loss .....................      (2,886)     (10,970)
                                                                ---------    ---------
Total stockholders' equity (deficit) ........................     (75,340)     (63,522)
                                                                ---------    ---------
     Total liabilities and stockholders' equity  (deficit) ..   $ 347,325    $ 291,498
                                                                =========    =========



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                    Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended      Nine Months Ended
                                                           September 30,          September 30,
                                                     ----------------------------------------------
                                                        1999        1998        1999        1998
                                                     ----------------------------------------------
                                                          (In thousands except per share data)
Revenue:
   Oil and gas production revenues ................   $ 15,842    $ 12,798    $ 43,884    $ 41,406
   Gas processing revenues ........................        818         668       2,733       2,369
   Rig revenues ...................................        129         112         328         350
   Other ..........................................        169         221       2,759       1,884
                                                      --------    --------    --------    --------
                                                        16,958      13,799      49,704      46,009
Operating costs and expenses:
   Lease operating and production taxes ...........      4,581       4,347      13,986      13,387
   Depreciation, depletion, and amortization ......      7,834       8,826      25,801      26,049
   Rig operations .................................        156         123         452         381
   General and administrative .....................      1,405       1,268       4,187       3,957
                                                      --------    --------    --------    --------
                                                        13,976      14,564      44,426      43,774
                                                      --------    --------    --------    --------
Operating income (loss) ...........................      2,982        (765)      5,278       2,235

Other (income) expense:
   Interest income ................................       (226)       (110)       (493)       (418)
   Amortization of deferred financing fee .........        382         278       1,073         913
   Interest expense ...............................     10,016       7,530      28,422      22,795
                                                      --------    --------    --------    --------
                                                        10,172       7,698      29,002      23,290
                                                      --------    --------    --------    --------
Income (loss) before taxes ........................     (7,190)     (8,463)    (23,725)    (21,055)
Income tax expense (benefit):
   Current ........................................         92         124         305         208
   Deferred .......................................       (510)     (2,913)     (4,247)     (4,741)
Minority interest in income of consolidated foreign
   subsidiary .....................................        147         121         172         (50)
                                                      --------    --------    --------    --------
Net income (loss) applicable to common stock ......   $ (6,919)   $ (5,795)   $(19,954)   $(16,472)
                                                      ========    ========    ========    ========

Earnings (loss) per common share:
     Net Income (loss) per common share ...........   $  (1.09)   $  (0.92)   $  (3.15)   $  (2.60)
                                                      ========    ========    ========    ========
      Net income (loss) per common share - assuming
     dilution .....................................   $  (1.09)   $  (0.92)   $  (3.15)   $  (2.60)
                                                      ========    ========    ========    ========


           See accompanying notes to consolidated financial statements


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands except share amounts)



                                                                                                        Accumulatd
                                        Common Stock         Treasury Stock Additional                      Other
                                   -----------------------------------------Paid-In       Accumulated   Comprehensive
                                     Shares    Amount     Shares  Amount    Capital         Deficit      Income (Loss)      Total
                                   -------------------------------------------------------------------------------------------------

Balance at December 31, 1998..     6,501,441    $    65  (171,015) $(1,167) $   51,695   $ (103,145)    $   (10,970)    $  (63,522)
   Comprehensive income
     (loss):
     Net income ..............             -          -         -        -           -      (19,954)           -           (19,954)
     Other comprehensive
       income:
       Foreign currency
         translation                       -          -         -        -           -             -          8,084          8,084
         adjustment ..........
                                                                                                                        ------------
   Comprehensive income (loss)             -          -         -        -           -             -           -           (11,870)
   Issuance of common stock
     for compensation ........         3,314               18,932       96         (44)            -           -                52
                                   -------------------------------------------------------------------------------------------------
Balance at September 30, 1999
   (unaudited)                     6,504,755    $    65  (152,083) $(1,071) $   51,651   $ (123,099)    $    (2,886)    $  (75,340)
                                   ====================================================  ===========================================


            See accompanying notes to consolidatednancial statements



                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           Nine Months Ended
                                                                              September 30,
                                                                       -----------------------
                                                                           1999        1998
                                                                       -----------------------
                                                                            (In Thousands)
Operating Activities
Net income (loss) ..................................................   $ (19,954)   $ (16,472)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Minority interest in income of foreign subsidiary .............         172          (50)
     Depreciation, depletion, and amortization .....................      25,801       26,049
     Amortization of deferred financing fees .......................       1,073          913
     Amortization of premium on Senior Notes .......................        (434)        --
     Deferred income tax benefit ...................................      (4,247)      (4,741)
     Issuance of common stock for compensation .....................          52          207
     Changes in operating assets and liabilities:
         Accounts receivable .......................................      (1,556)       3,254
         Equipment inventory .......................................          63         (126)
         Other assets ..............................................         439          304
         Accounts payable and accrued expenses .....................       7,969        2,263
                                                                        ---------   ---------
Net cash provided by operating activities ..........................       9,378       11,601

Investing Activities
Capital expenditures, including purchases
and development of properties ......................................    (115,250)     (41,661)
Proceeds from sale of oil and gas properties and equipment inventory      14,844          272
                                                                        ---------   ---------
Net cash (used) provided by investing activities ...................    (100,406)     (41,389)

Financing Activities
Issuance of common stock, net of expenses ..........................        --          5,014
Purchase of treasury stock, net ....................................         (12)        (980)
Proceeds from long-term borrowings .................................      83,000       65,106
Premium from issuance of Senior Notes ..............................        --          3,471
Payments on long-term borrowings ...................................     (36,298)     (31,609)
Deferred financing fees ............................................      (2,834)      (1,681)
Other ..............................................................        --            202
                                                                        ---------    ---------
Net cash provided by financing activities ..........................      43,856       39,523
Effect of exchange rate changes on cash ............................         203       (1,303)
                                                                        ---------    ---------
Increase (decrease) in cash ........................................     (46,969)       8,432
Cash at beginning of period ........................................      61,390        2,876
                                                                        ---------    ---------
Cash at end of period ..............................................   $  14,421    $  11,308
                                                                       =========    =========

Supplemental Disclosures
Supplemental disclosures of cash flow information:
     Interest paid .................................................   $  20,788    $  14,484
                                                                       =========    =========




           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1999

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company"or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 1998 which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature.

     The consolidated financial statements include the accounts of the Company , its wholly -owned foreign subsidiary Canadian Abraxas Petroleum Limited. ("Canadian Abraxas"), its 48% owned foreign subsidiary Grey Wolf Exploration Inc. ("Grey Wolf") and Canadian Abraxas' wholly-owned subsidiary, New Cache Petroleums Ltd ("New Cache"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf.

     Canadian Abraxas', New Cache's and Grey Wolf's assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.


Note 2.  Long-Term Debt

         Long-term debt consists of the following:

                                                                    September 30, December 31,
                                                                       1999          1998
                                                                    -------------------------
                                                                       (In thousands)

11.5% Senior Notes due 2004, Series D ............................   $274,000      $274,000
Unamortized premium on Senior Notes ..............................      2,459         3,471
Credit facility due to Bankers Trust Company, ING
  Capital and Union Bank of California ...........................       --          15,700
12.875% Senior Secured Notes due 2003 (see below) ................     63,500          --
Credit facility due to a Canadian  bank,  providing for borrowings to approximately $12,100,000 at the bank's prime rate plus
  .125%, 6.20% at September 30, 1999 .............................      6,277         6,515
Other ............................................................          7            12
                                                                     ========      ========
                                                                     $346,243      $299,698
                                                                     ========      ========

     In March 1999, the Company consummated the sale of $63.5 million of its 12.875% Senior Secured Notes due 2003 (the "Secured Notes"). Interest on the Secured Notes is payable semi-annually in cash in arrears on March 15 and September 15, commencing September 15, 1999. The Secured Notes are redeemable, in whole or in part, at the option of Abraxas on or after March 15, 2001, at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on March 15 of the years set forth below:

          Year                                             Percentage
          2001............................................   103.000%
          2002 and thereafter.............................   100.000%

At any time, or from time to time, prior to March 15, 2001, Abraxas may, at its option, use all or a portion of the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate original principal amount of the Secured Notes at a redemption price equal to 112.875% of the aggregate principal amount of the Secured Notes to be redeemed, plus accrued and unpaid interest.

     The Secured Notes are senior indebtedness of Abraxas secured by a first lien or charge on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The Secured Notes are unconditionally guaranteed (the "Guarantees") on a senior basis, jointly and severally, by Canadian Abraxas, New Cache and Sandia Oil & Gas Corporation ("Sandia"), a wholly-owned subsidiary of Abraxas (collectively, the "Guarantors"). The Guarantees are secured by substantially all of the crude oil and natural gas properties of the Guarantors and the shares of Grey Wolf owned by Canadian Abraxas.

Upon a Change of Control, each holder of the Secured Notes will have the right to require Abraxas to repurchase such holder's Secured Notes at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, Abraxas will be obligated to offer to repurchase the Secured Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption in the event of certain asset sales

The Indenture governing the Secured Notes (the "Secured Notes Indenture") contains certain covenants that limit the ability of Abraxas and certain of its subsidiaries, including the Guarantors (the "Restricted Subsidiaries"), to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

     The Secured Notes Indenture provides, among other things, that the Company may not, and may not cause or permit the Restricted Subsidiaries, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas or any other Restricted Subsidiary, guarantee any indebtedness of Abraxas or any other Restricted Subsidiary or transfer any of its assets to Abraxas or any other Restricted Subsidiary except for such encumbrances or restrictions existing under or by reason of: (i) applicable law; (ii) the Secured Notes Indenture or the Indenture governing the Series D Notes; (iii) customary non-assignment provisions of any contract or any lease governing leasehold interest of such subsidiaries; (iv) any instrument governing indebtedness assumed by the Company in an acquisition, which encumbrance or restriction is not applicable to such Restricted Subsidiary or the properties or assets of such subsidiary other than the entity or the properties or assets of the entity so acquired; (v) agreements existing on the Issue Date (as defined in the Secured Notes Indenture) to the extent and in the manner such agreements were in effect on the Issue Date; (vi) customary restrictions with respect to subsidiaries of the Company pursuant to an agreement that has been entered into for the sale or disposition of capital stock or assets of such Restricted Subsidiary to be consummated in accordance with the terms of the Secured Notes Indenture or any Security Documents (as defined in the Secured Notes Indenture) solely in respect of the assets or capital stock to be sold or disposed of; (vii) any instrument governing certain liens permitted by the Secured Notes Indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or (viii) an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (ii), (iv) or (v) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the Secured Notes in any material respect as determined by the Board of Directors of the Company in their reasonable and good faith judgment that the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (ii), (iv) or (v) and do not extend to or cover any new or additional property or assets and, with respect to newly created liens,
(A) such liens are expressly junior to the liens securing the Secured Notes, (B) the refinancing results in an improvement on a pro forma basis in the Company's Consolidated EBITDA Coverage Ratio (as defined in the Secured Notes Indenture) and (C) the instruments creating such liens expressly subject the foreclosure rights of the holders of the refinanced indebtedness to a stand-still of not less than 179 days.

 Note 3. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended September 30,         Nine Months Ended September 30,
                                                        --------------------------------------      --------------------------------
                                                               1999                 1998                  1999               1998
                                                        ----------------       ---------------      ----------------     -----------
Numerator:
  Net income (loss)                                    $        (6,919)     $      (5,795)               $  (19,954)     $  (16,472)

                                                         --------------       ---------------          -----------       -----------
  Numerator for basic earnings per share - income               (6,919)            (5,795)                  (19,954)        (16,472)
   (loss) available to common stockholders

 Effect of dilutive securities:
    Preferred stock dividends                                   -                     -                    -                      -
                                                           -------------        --------------       -------------       -----------

  Numerator for diluted earnings per share-income
    available to common stockholders after assumed
    Conversions                                                 (6,919)            (5,795)                  (19,954)        (16,472)


Denominator:
  Denominator for basic earnings per share -
    weighted-average shares                                  6,352,672           6,322,370                6,342,437        6,323,361

  Effect of dilutive securities:
    Stock options and warrants                                  -                     -                    -                      -
                                                           -------------        --------------       ---------------      ----------
                                                                -                     -                    -                      -
                                                           -------------        --------------       ---------------      ----------
  Dilutive  potential  common shares  Denominator
    for diluted earnings per share adjusted
    weighted-average shares and assumed
    Conversions                                               6,352,672            6,322,370              6,342,437        6,323,361

  Basic earnings (loss) per share:
    Income (loss)                                      $         (1.09)     $          (.92)          $       (3.15)     $    (2.60)
                                                             =============        ==============       ===============   ===========

  Diluted earnings (loss) per share:
    Income (loss)                                      $         (1.09)     $          (.92)          $       (3.15)     $    (2.60)
                                                           =============        ==============       ===============        ========

     For the three months and nine months ended September 30, 1999 and 1998, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the periods.

Note 4. Summary Financial Information of Canadian Abraxas Petroleum Limited., New Cache Petroleums Ltd. and Sandia Oil & Gas Corporation.

     The following is summary financial information of Canadian Abraxas and Sandia, both of which are wholly- owned subsidiaries of the Company, and New Cache which is a wholly- owned subsidiary of Canadian Abraxas, at September 30, 1999. Canadian Abraxas is jointly and severally liable with the Company for the entire balance of the Company's and Canadian Abraxas' 11.5% Senior Notes due 2004, Series D (the "Series D Notes") ($274,000,000).The Series D Notes are unconditionally guaranteed, on a senior basis, jointly and severally, by New Cache and Sandia. The Secured Notes are unconditionally guaranteed, on a senior basis, jointly and severally, by Canadian Abraxas, Sandia and New Cache. The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas, Sandia. or New Cache because management has determined that such information is not material to the holders of the Series D Notes, the Secured Notes and the Company's Common Stock.

                             Summary Balance Sheets
                               September 30, 1999
                                 (In Thousands)

                                            Canadian                  New Cache           Sandia Oil & Gas,
                                             Abraxas               Petroleums, Ltd              Corp.
                                        ------------------      --------------------    --------------------
  Total current assets               $             33,380  $                  7,498  $                  225
  Oil and gas properties                           80,597                   100,765                   1,440
  Other assets                                     67,001                         -                       2
                                        ------------------      --------------------    --------------------
                                     $            180,978  $                108,263  $                1,666
                                        ==================      ====================    ====================

  Total current liabilities          $              4,503  $                  3,177  $                   75
  11.5% Senior Notes due 2004                      74,682                         -                       -
  Intercompany  payable                            16,290                    26,991                   1,205
  Other liabilities                                17,520                    13,247                       -
  Shareholder's equity                             67,983                    64,848                     386
                                       ------------------      --------------------    --------------------
                                     $            180,978  $                108,263  $                1,666
                                       ==================      ====================    ====================

                        Summary Statements of Operations
                      Nine Months ended September 30, 1999
                                 (in Thousands)

                                            Canadian                   New Cache            Sandia Oil & Gas,
                                             Abraxas                Petroleums, Ltd               Corp.
                                          -----------------      ---------------------    --------------------
   Revenues                         $              11,998  $                  12,604  $                  397
   Operating costs & expenses                     (11,957)                   (12,064)                   (132)
   Interest expense                                (7,450)                      (153)                      -
   Other                                              (91)                         -                       -
   Income tax benefit (expense)                     4,472                       (200)                      -
                                         -----------------      ---------------------    --------------------
        Net income (loss)           $              (3,028) $                     187  $                  265
                                         =================      =====================    ====================

                      Three Months ended September 30, 1999
                                 (in Thousands)

                                         Canadian                   New Cache           Sandia Oil & Gas,
                                          Abraxas               Petroleums, Ltd              Corp.
                                       -----------------      ---------------------    -------------------
   Revenues                       $               4,199  $                   4,472  $               172
   Operating costs & expenses                    (3,758)                    (3,553)                 (46)
   Interest expense                              (2,420)                        27                    -
   Other                                           (147)                         -                    -
   Income tax benefit (expense)                   1,066                       (402)                   -
                                      -----------------      ---------------------   ---------------------
        Net income (loss)         $              (1,060) $                     544  $               126
                                      =================      =====================    ====================

Note 5. Business Segments

     Business segment information about the Company's third quarter operations in different geographic areas is as follows:

                                                                     Three Months Ended September 30, 1999
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       5,920          $      11,038     $       16,958
                                                          ==================     =================  ===================
             Operating profit (loss).................        $       1,720          $       1,993     $        3,713
                                                          ==================     =================
             General corporate ......................                                                           (731)
             Interest expense and amortization of
                deferred financing fees .............                                                        (10,172)
                                                                                                    -------------------
                Income (loss) before income taxes ...                                                 $       (7,190)
                                                                                                    ===================

                                                                     Three Months Ended September 30, 1998
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       8,130          $       5,669     $       13,799
                                                          ==================     =================  ===================
             Operating profit (loss).................        $       1,193          $        (675)    $          518
                                                          ==================     =================
             General corporate.......................                                                         (1,283)
             Interest expense and amortization of
                deferred financing fees .............                                                         (7,698)
                                                                                                    -------------------
                Income before income taxes ..........                                                 $       (8,463)
                                                                                                    ===================

                                                                      Nine Months Ended September 30, 1999
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      18,678          $      31,027     $       49,705
                                                          ==================     =================  ===================
             Operating profit (loss).................        $       5,946          $       1,556     $        7,502
                                                          ==================     =================
             General corporate ......................                                                         (2,224)
             Interest expense and amortization of
                deferred financing fees .............                                                        (29,002)
                                                                                                    -------------------
                Income before income taxes ..........                                                 $      (23,724)
                                                                                                    ===================

                                                                      Nine Months Ended September 30, 1998
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      28,561          $      17,448     $       46,009
                                                          ==================     =================  ===================
             Operating profit (loss).................        $       6,348          $        (878)    $        5,470
                                                          ==================     =================
             General corporate ......................                                                         (3,235)
             Interest expense and amortization of
                deferred financing fees .............                                                        (23,290)
                                                                                                    -------------------
                Income before income taxes ..........                                                 $      (21,055)
                                                                                                    ===================

                                                                               September 30, 1999
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Identifiable assets at September 30,1999        $     108,450          $     227,807     $      336,257
                                                          ==================     =================
             Corporate assets .......................                                                         11,068
                                                                                                    -------------------
                Total assets ........................                                                 $      347,325
                                                                                                    ===================
                                                                               December, 31, 1998
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Identifiable assets at December 31, 1998        $     153,030          $     129,301     $      282,331
                                                          ==================     =================  ===================
             Corporate assets .......................                                                          9,167
                                                                                                    -------------------
                Total assets ........................                                                 $      291,498
                                                                                                    ===================

Note 6.  Contingencies

     In May 1995, certain plaintiffs filed a lawsuit against the Company alleging negligence and gross negligence, tortuous interference with contract, conversion and waste. In March 1998, a jury found against the Company and, on May 22, 1998 final judgment in the amount of $1.3 million was entered. The Company has filed an appeal. Management believes that the plaintiffs' claims are without merit and that damages should not be recoverable under this action; however, the ultimate effect on the Company's financial position and results of operations cannot be determined at this time. The Company has not established a reserve for this matter at September 30, 1999.

     Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 1999, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 7. New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, which delays the required adoption of SFAS No. 133 by one year. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, of firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

Note 8. Divestitures

     On August 11, 1999, the Company closed a transaction with a major Canadian independent to sell non-core assets owned by Canadian Abraxas. The assets were sold for $14.6 CDN ($9.8 million U.S.,)

Note 9. Subsequent Events

     In October 1999, the Company sold a dollar denominated production payment for $ 4.0 million relating to existing natural gas wells in the Edwards Trend in South Texas to a unit of Southern Energy, Inc. The Company has the ability to sell up to $50 million to Southern for additional drilling opportunities in the Edwards Trend.

     In November 1999 the Company announced that an oral agreement had been reached with an informal committee of the holders of the Series D Notes, representing a majority of the outstanding principal amount of the Series D Notes. The Company has been exploring alternatives to increase its liquidity, including the restructuring of the Company's indebtedness. The Company has been involved in discussions with the members of the informal committee, and as a result of these discussions, the Company and the informal committee have agreed to the following restructuring proposal:

     o Noteholders will exchange the Series D Notes for new notes with a face amount equal to 70% of the principal amount of the existing Series D Notes with the same interest rate;

     o The new notes will have a second priority lien on substantially all of the assets of Abraxas;

     o Noteholders will receive equity equal to 72% of the equity of the restructured company;

     o Noteholders will receive a contingent value right that will allow them to receive additional equity if the price of Abraxas common stock does not reach certain levels over the 18 month period following the consummation of the restructuring; and

     o Noteholders will appoint four members of a new seven-member board of directors

The closing of the restructuring is subject to the satisfaction of certain customary conditions to closing including board approval and the exchange of at least 95% of the principal amount of the Series D Notes in exchange for new notes with terms described above.

The Company currently expects that the proposed restructuring will be completed on or about December 15, 1999.

Note 10.  Reclassifications

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

     Selected operating data. The following table sets forth certain operating data of the Company for the periods presented.

                                                                Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                            ---------------------------    -------------------------------
                                                               1999            1998            1999              1998
                                                            ------------    -----------    --------------    -------------
Operating Revenue (in thousands):
     Crude Oil Sales                                    $         3,242  $       2,374  $          8,506  $         7,768
     Natural Gas Sales                                           11,074          9,082            32,012           28,699
     Natural Gas Liquids Sales                                    1,526          1,342             3,366            4,939
     Processing Revenue                                             818            668             2,733            2,370
     Rig Operations                                                 129            112               328              350
     Other                                                          169            421             2,759            1,883
                                                            ============    ===========    ==============    =============
                                                        $        16,958  $      13,799  $         49,704  $        46,009
                                                            ============    ===========    ==============    =============

     Operating Income (in thousands)                     $        2,982  $        (765) $          5,278  $         2,235
     Crude Oil Production (MBBLS)                                   192            178               609              565
     Natural Gas Production (MMCFS)                               6,273          6,395            20,155           18,874
     Natural Gas Liquids Production (MBBLS)                          98            238               282              715
     Average Crude Oil Sales Price ($/BBL)               $        16.88  $       13.32  $          13.98  $         13.75
     Average Natural Gas Sales Price ($/MCF)             $         1.77  $        1.42  $           1.59  $          1.52
     Average Liquids Sales Price ($/BBL)                 $        15.62  $        5.64  $          11.96  $          6.90

Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998

    Operating Revenue. During the three months ended September 30, 1999, operating revenue from crude oil, natural gas and natural gas liquid sales increased to $15.8 million from $12.8 million for the same period in 1998. The increase in revenue from crude oil, natural gas and natural gas liquids was primarily due to increased prices received in 1999 as compared to 1998.
Increased prices contributed $4.8 million to revenue which was offset by $1.8 million as a result of lower production volumes. The average sales price for crude oil was $16.88 per barrel for the three months ended September 30, 1999 compared to $13.32 for the same period of 1998, natural gas sales prices averaged $1.77 per Mcf for the three months ended September 30, 1999 compared to $1.42 per Mcf for the same period of 1998 and the average sales prices for natural gas liquids were $15.62 per Bbl for the three months ended September 30, 1999 compared to $5.64 for the same period of 1998.

Revenue from crude oil production increased from $2.4 million in the third quarter of 1998 to $3.2 million for the same period of 1999. Increased prices contributed $0.6 million while increased production added an additional $0.2 million. The increase in production was primarily due to the acquisition New Cache in January 1999. The New Cache properties contributed $1.3 million and 72 MBbls which offset the loss of production from the Company's properties in the

Wamsutter area of Wyoming (the "Wyoming Properties") which were sold in the fourth quarter of 1998. The Wyoming Properties contributed $0.3 million and 25.6 MBbls in the third quarter of 1998.

Revenue from natural gas production increased by $2.0 million during the third quarter of 1999 to $11.1 million. The increase in natural gas revenue was primarily attributable to increased prices during the quarter. The average price received during the third quarter of 1999 was $1.77 compared to $1.42 for the same period of 1998. Increased prices contributed $2.2 million offset by $0.2 million due to slightly lower production. The decline in natural gas production volumes were the result of the sale of the Wyoming Properties in the fourth quarter of 1998 Natural gas production in the third quarter of 1998 included 1.6 Bcf from the Wyoming Properties which was offset by 1.7 Bcf in natural gas production from the New Cache acquisition in January 1999.

Natural gas liquids revenue increased to $1.5 million for the quarter ended September 30, 1999 compared to $1.3 million for the same period of 1998. Increased prices received for natural gas liquids during the third quarter of 1999 contributed $2.4 million to revenue. Production volume declines had a $2.2 million negative impact on revenue during the three months ended September 30, 1999. Production decreased by 140.4 MBbls to 97.7 MBbls for the three months ended September 30, 1999 from 238.1 MBbls for the same period of 1998. The decline in natural gas liquids volumes was due primarily to the sale of the Wyoming Properties in the fourth quarter of 1998. The Wyoming Properties contributed 132.8 MBbls of natural gas liquids during the third quarter of 1998. Further declines in natural gas liquids production were the result of the closing of the Company's Portilla processing plant in January 1999. The Portilla processing plant contributed 12.6 MBbls of natural gas liquid during the third quarter of 1998. The decline in natural gas liquids production was partially offset by production New Cache which contributed 9.7 MBbls of natural gas liquids during the third quarter of 1999.

     Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended September 30, 1999 increased to $4.6 million compared to $4.3 million for the same period in 1998. The increase in LOE was primarily due to the greater number of wells owned by the Company during the period ended September 30, 1999 compared to the same period of 1998. The Company's LOE on a per MCFE basis for the three months ended September 30, 1999 was $0.57 compared to $0.49 for the same period of 1998. The increase on a per MCFE basis was due to a general increase in the cost of services from 1998 to 1999 and from the sale of the Wyoming Properties which were a low cost operating area with LOE per MCFE of $0.19 in 1998.

     G&A Expenses. General and administrative ("G&A") expenses increased from $1.3 million for the three months ended September 30, 1998 to $1.4 million for the same period of 1999. The increase was due to the hiring of additional staff to manage and develop the Company's properties including the addition of several staff members associated with the New Cache acquisition. G&A expense on a per MCFE basis increased from $0.14 for the quarter ended September 30, 1998 to $0.18 for the same period of 1999.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased from $8.8 million for the three months ended September 30, 1998, to $7.8 million in the same period of 1999. The Company's DD&A on a per MCFE basis for the three months ended September 30, 1999 was $0.98 per MCFE compared to $0.99 in 1998. The decrease in total DD&A was due to write downs in the full cost pool at December 31, 1998 as a result of depressed commodity prices at that time forcing some of the Company's oil properties to their economic limits much sooner.

     Interest Expense. Interest expense increased to $10.0 million for the three months ended September 30, 1999 from $7.5 million for the same period of 1998. This increase was attributable to increased borrowings by the Company during the first quarter of 1999. Long-term debt increased from $299.7 million at December 31, 1998, to $346.2 million at September 30, 1999, as a result of the Company's issuing $63.5 million of the Secured Notes in March 1999.

Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998

     Operating Revenue. During the nine months ended September 30, 1999, operating revenue from crude oil, natural gas and natural gas liquid sales increased from $41.4 million in the nine months ended September 30, 1998 to $43.9 million for the same period in 1999. Increased production of crude oil and natural gas contributed $2.6 million in additional revenue, while higher crude oil and natural gas prices added revenue of $1.4 million. Lower production of natural gas liquids had a negative impact of $5.2 million offset by $3.6 million from higher prices.

Crude oil production increased from 564.9 MBbls for the first nine months of 1998 to 608.6 MBbls for the same period of 1999. Production from the New Cache properties (acquired in January 1999) contributed 228.1 MBbls in 1999 which was offset by declines in the production from the Company's existing properties and from the divestiture of the Wyoming Properties. The Wyoming Properties contributed 74.6 MBbls of crude oil in the nine months ended September 30, 1998. The decline in the production from existing properties was as a result of the de-emphasis of the Company's crude oil exploration and development program in 1999 due to depressed crude oil prices during the first part of 1999. Crude oil prices improved in the third quarter. The average price received for crude oil for the first nine months of 1999 was $13.98 per Bbl compared to $13.75 per Bbl for the same period of 1998.

Natural gas production increased by 1,281 MMcf for the first nine months of 1999 to 20,155 MMcf from 18,874 MMcf for the same period of 1998. The acquisition of New Cache contributed 5,200 MMcf during the nine months ended September 30, 1999 which offset the loss of production from the Wyoming Properties, which were sold in the fourth quarter of 1998. For the nine months ended September 30, 1998 the Wyoming Properties contributed 4,599 MMcf. The increase in natural gas volumes contributed $2.0 in additional revenue. Increased natural gas prices received during the nine months ended September 30, 1999 contributed an additional $1.3 to revenue for the period. The average natural gas price received during the first none months of 1999 was $1.59 per Mcf compared to $1.52 per Mcf for the same period of 1998.

Revenue from natural gas liquids declined $1.6 million from $4.9 million for the nine months ended September 30, 1998 to $3.4 million for the same period of 1999. Reduced production of natural gas liquids had a negative impact of $5.2 million on revenue for the nine months ended September 30, 1999 which was offset by $3.6 million of increased revenue due to higher prices for the period. Average natural gas liquids sales prices for the six months ended September 30, 1999 were $11.96 per Bbl compared to $6.90 for the same period of 1998. Natural gas liquid production declined to 281.5 MBbls for the nine months ended September 30, 1999 from 715.4 MBbls for the same period of 1998. The decline in natural gas liquids volumes was due to the divestiture of the Wyoming Properties in the fourth quarter of 1998 and the Company's decision to shut down the East White Point and Portilla plants in South Texas. The Wyoming Properties contributed 385.5 MBbls of natural gas liquids during the first nine months of 1998 which was partially offset by 57.2 MBbls from the New Cache properties acquired in January 1999. The Company shut down its East White Point processing plant during the fourth quarter of 1998 and shut down its Portilla Plant in January 1999. The East White Point plant produced 40.4 MBbls of natural gas liquids during the first nine months of 1998 and the Portilla Plant contributed
38.0 MBbls of natural gas liquids during the first nine months of 1998 compared to 2.1 MBbls in 1999. The Company began processing the East White Point gas through a third party plant in April 1999.Total East White Point production through this facility was 37.7 MBbls during the period ended September 30, 1999. The Company also elected not to process its West Texas gas during the first quarter of 1999 due to the depressed prices of natural gas liquids. Processing of the West Texas gas resumed in April 1999 contributing 41.7 MBbls during the period ended September 30, 1999.

     Lease Operating Expenses. LOE and natural gas processing expenses were $14.0 million for the nine months ended September 30, 1999 compared to $13.4 million for the same period in 1998. The increase of $0.6 million was due to an increase in the number of wells the Company owned as of September 30, 1998 compared to the same period of the prior year. LOE on a per MCFE basis increased to $0.55 per MCFE for the nine months ended September 30, 1999 from $0.50 for the same period of 1998. The increase per MCFE was due to a general increase in the cost of services from 1998 to 1999 as well as from the divestiture of the Wyoming Properties which was a low cost operating area with LOE of $0.16 per MCFE.

     G&A Expenses. G&A expenses increased from $4.0 million for the nine months ended September 30, 1998 to $4.2 million for the same period of 1999. The increase was primarily due to the hiring of additional staff to manage and develop the Company's properties including the addition of several staff members associated with the New Cache acquisition. G&A expense on a per MCFE basis increased to $0.16 per MCFE from $0.15 for the same period of 1998.

     Depreciation, Depletion and Amortization Expenses. DD&A expense decreased to $25.8 million for the nine months ended September 30, 1999, from $26.0 million for the same period of 1998. DD&A expense on a per MCFE basis was $1.01 per MCFE for the nine months ended September 30, 1999 compared to $0.98 per MCFE for the nine months ended June 30, 1998. The increase on a per MCFE basis was due to higher finding cost during 1999, including the acquisition of New Cache, in the Company's Canadian operations and the loss of reserves resulting from low commodity prices that forced some of the Company's oil properties to their economic limits much sooner. The increases were partially offset by lower DD&A per MCFE from the U.S. operations as a result of the ceiling test write down of the U.S. full cost pool as of December 31, 1998.

     Interest Expense. Interest increased to $28.4 million for the nine months ended September 30, 1999 from $22.8 million for the nine months ended September 30, 1998. The increase was due to increased levels of borrowings by the Company during the first nine months of 1999. Long-term debt increased from $299.7 million at December 31, 1998 to $346.2 million at September 30, 1999, as a result of the Company's issuing $63.5 million of its 12.875% Senior Secured Notes due 2003 in late March 1999.

     General . The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids produced by the Company. The prices of natural gas, crude oil and natural gas liquids received by the Company improved during the first nine months of 1999. The average natural gas price realized by the Company increased to $1.59 per Mcf during the first nine months of 1999 compared with $1.52 per MCF during the same period of 1998. Crude oil prices increased from $13.75 per Bbl during the nine months of September 1998, to $13.98 per Bbl for the same period of 1999. Natural gas liquids prices increased to $11.96 per Bbl compared to $6.90 per Bbl in 1998. The prices of crude oil and natural gas have strengthened in the third quarter and continued to strengthen in the fourth quarter. In addition, the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil, natural gas and natural gas liquid prices return to depressed levels or if the Company's production levels decrease, the Company's revenues, cash flow from operations and profitability will be materially adversely affected.

Delisting of Common Stock on The Nasdaq National Market

     The Company's common stock has been delisted from The Nasdaq National Market ("NMS") due to the Company's inability to meet the minimum net tangible assets and "inside bid" price requirements for NMS listed companies. The Company's stock is quoted and traded on the OTC Bulletin Board under the symbol, AXAS.

Liquidity and Capital Resources

     General: Capital expenditures excluding property divestitures during the nine months ended September 30, 1999 were $115.3 million compared to $41.7 million during the same period of 1998. The table below sets forth the components of these capital expenditures on a historical basis for the six months ended September 30, 1999 and 1998.

                                                       Nine Months Ended
                                                         September 30
                                          --------------------------------------
                                                  1999                1998
                                          ------------------- ------------------
Expenditure category (in thousands):
  Acquisitions                            $          92,586     $        2,400
  Development                                        21,006             35,475
  Facilities and other                                1,658              3,786
                                              ---------------       ------------
Total                                     $         115,250     $       41,661
                                              ===============       ============

     At September 30, 1999, the Company had current assets of $32.5 million and current liabilities of $34.3 million resulting in a working capital deficit of $1.8 million. This compares to working capital of $50.7 million at December 31, 1998 and a working capital deficit of $9.1 million at September 30, 1998. The material components of the Company's current liabilities at September 30, 1999 include trade accounts payable of $8.5 million, revenues due third parties of $10.5 million and accrued interest of $13.6 million.

     Operating activities during the nine months ended September 30, 1999 provided $9.3 million in cash to the Company compared to $6.1 million in the same period in 1998. Net income plus non-cash expense items during 1999 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities required $100.4 million net during the first nine months of 1999, $92.6 million of which was utilized for the acquisition of oil and gas properties, $21.0 million of which was utilized for the development of crude oil and natural gas properties and other facilities, and $1.7 million of which was utilized for facilities and other. Divestitures of oil and gas properties provided $14.8 million. This compares to $41.7 million required during the same period of 1998, $35.5 million of which was utilized for the development of crude oil and natural gas properties and other facilities, and $2.4 million for the acquisition of oil and gas properties. Financing activities provided $43.9 million for the first nine months of 1999 compared to providing $39.5 million for the same period of 1998. Financing activities include the proceeds of $63.5 million from the issuance of the Secured Notes in March 1999 and borrowings under the Credit Facility of $19.5 million, which were offset by the repayment of the Credit Facility in the amount of $35.2 million in March 1999.

     The Company's current budget for capital expenditures for the last three months of 1999 other than acquisition expenditures is approximately $6.0 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, but the Company currently has no agreements, arrangements or undertakings regarding any material acquisitions. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should commodity prices remain at depressed levels or decline further, reductions in the capital expenditure budget may be required.

     Current Liquidity Needs. The Company has historically funded its operations and acquisitions primarily through its cash flow from operations and borrowings under the Credit Facility and other credit sources. In March 1999, the Company issued $63.5 million principal amount of the Secured Notes and repaid all amounts outstanding under the Credit Facility and approximately $10.0 million of debt assumed in connection with the acquisition of New Cache. Due to severely depressed prices for crude oil and natural gas during the early part of 1999, the Company's cash flow from operations has been substantially reduced.

     In October 1999 the Company sold a dollar denominated production payment for $ 4.0 million relating to existing natural gas wells in the Edwards Trend in South Texas to a unit of Southern Energy, Inc. The Company has the ability to sell up to $50 million to Southern for drilling opportunities in the Edwards Trend.

     In November 1999 the Company announced that an oral agreement had been reached with an informal committee of the holders of the Series D Notes, representing a majority of the outstanding principal amount of the Series D Notes. The Company has been exploring alternatives to increase its liquidity, including the restructuring of the Company's indebtedness. The Company has been involved in discussions with the members of the informal committee, and as a result of these discussions, the Company and the informal committee have agreed to the following restructuring proposal:

     o Noteholders will exchange the Series D Notes for new notes with a face amount equal to 70% of the principal amount of the existing Series D Notes with the same interest rate;
     o The new notes will have a second priority lien on substantially all of the assets of Abraxas;
     o Noteholders will receive equity equal to 72% of the equity of the restructured company;
     o Noteholders will receive a contingent value right that will allow them to receive additional equity if the price of Abraxas common stock does not reach certain levels over the 18 month period following the consummation of the restructuring; and
     o Noteholders will appoint four members of a new seven-member board of directors

The closing of the restructuring is subject to the satisfaction of certain customary conditions to closing including board approval and the exchange of at least 95% of the principal amount of the Series D Notes in exchange for new notes with terms described above.

The Company currently expects that the proposed restructuring will be completed on or about December 15, 1999.

     The Company will have four principal sources of liquidity going forward:
(i) cash on hand, (ii) cash flow from operations (iii) the Production Payment and (iv) proceeds from the sale of non-core assets. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net cash flow from operations plus cash on hand, cash available under the Production Payment and the proceeds from the sale of certain non-core properties will be adequate to fund operations and planned capital expenditures.

     The Company's ability to obtain additional financing will be substantially limited under the terms of the Series D Notes , the new notes to be issued in the restructuring and the Secured Notes. Substantially all of the Company's crude oil and natural gas properties and natural gas processing facilities are subject to a first lien or charge for the benefit of the holders of the Secured Notes and , if the restructuring is consummated, a second lien or charge for the benefit of the holders of the new notes. Thus, the Company will be required to rely on its cash flow from operations to fund its operations and service its debt. The Company may also choose to issue equity securities or sell additional assets to fund its operations, although the Indentures governing the Company's outstanding Secured Notes and Series D Notes substantially limit the Company's use of the proceeds of any such asset sales. Due to the Company's diminished cash flow from operations and the resulting depressed prices for its common stock, there can be no assurance that the Company would be able to obtain equity financing on terms satisfactory to the Company.

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

                  Year                                      Percentage
                  2000......................................    105.750%
                  2001......................................    102.875%
                  2002 and thereafter.......................    100.000%

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

                Year                                     Percentage
                2001...................................    103.000%
                2002 and thereafter....................    100.000%

     At any time, or from time to time, prior to March 15, 2001, Abraxas may, at its option, use all or a portion of the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate original principal amount of the Notes at a redemption price equal to 112.875% of the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest.

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

     The Secured Notes Indenture provides, among other things, that the Company may not, and may not cause or permit the Restricted Subsidiaries, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas or any other Restricted Subsidiary, guarantee any indebtedness of Abraxas or any other Restricted Subsidiary or transfer any of its assets to Abraxas or any other Restricted Subsidiary except for such encumbrances or restrictions existing under or by reason of: (i) applicable law; (ii) the Indentures; (iii) customary non-assignment provisions of any contract or any lease governing leasehold interest of such subsidiaries; (iv) any instrument governing indebtedness assumed by the Company in an acquisition, which encumbrance or restriction is not applicable to such Restricted Subsidiary or the properties or assets of such subsidiary other than the entity or the properties or assets of the entity so acquired; (v) agreements existing on the Issue Date (as defined in the Secured Notes Indenture) to the extent and in the manner such agreements were in effect on the Issue Date; (vi) customary restrictions with respect to subsidiaries of the Company pursuant to an agreement that has been entered into for the sale or disposition of capital stock or assets of such Restricted Subsidiary to be consummated in accordance with the terms of the Secured Notes Indenture or any Security Documents (as defined in the Secured Notes Indenture) solely in respect of the assets or capital stock to be sold or disposed of; (vii) any instrument governing certain liens permitted by the Secured Notes Indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or (viii) an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (ii), (iv) or (v) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the Secured Notes in any material respect as determined by the Board of Directors of the Company in their reasonable and good faith judgment that the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (ii), (iv) or (v) and do not extend to or cover any new or additional property or assets and, with respect to newly created liens, (A) such liens are expressly junior to the liens securing the Secured Notes, (B) the refinancing results in an improvement on a pro forma basis in the Company's Consolidated EBITDA Coverage Ratio (as defined in the Secured Notes Indenture) and (C) the instruments creating such liens expressly subject the foreclosure rights of the holders of the refinanced indebtedness to a stand-still of not less than 179 days.

     Hedging Activities. The Company's results of operations are significantly affected by fluctuations in commodity prices and seeks to reduce its exposure to price volatility by hedging its production through swaps, options and other commodity derivative instruments.

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

     In March 1998, the Company entered into a costless collar hedge agreement with Enron Capital and Trade Resources Corp. for 2,000 Bbls of crude oil per day with a floor price of $14.00 per Bbl and a ceiling price of $22.30 per Bbl for crude oil on the NYMEX. The agreement was effective April 1, 1998 and extended through March 31, 1999. Under the terms of the agreement the Company was paid when the average monthly price for crude oil on the NYMEX is below the floor price and will pay the counterparty when the average monthly price exceeds the ceiling price. During the nine months ended September 30, 1999 the Company realized a gain of $204,000 on this agreement, which is accounted for in crude oil and natural gas revenue. The Company has also entered into a hedge agreement with Barrett Resources Corporation ("Barrett") covering 2,000 Bbls per day of crude oil calling for the Company to realize an average NYMEX price of $14.23 per Bbl over the period April 1, 1999 to October 31, 1999. In May 1999, the Company and Barrett amended this hedge agreement resulting in the Company being paid an average NYMEX price of $17.00 per Bbl from June through October 1999. A new agreement was entered into in October of 1999 for the period November 1999 through October 2000. This agreement is for 1,000 Bbls per day with the Company being paid $20.30 and 1,000 barrels per day with a floor price of $18.00 per barrel and a ceiling of $22.00 per Bbl. Additionally, Barrett has a call on either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barrett's option at fixed prices through October 31, 2002. The Company realized a loss of $0.9 million on this agreement which is accounted for in crude oil and natural gas revenue during the nine months ended September 30, 1999.

     As of March 1, 1999, the Company had 37.0 MMBtupd hedged at an average NYMEX price of approximately $1.93 per MMBtu from April 1, 1999 to October 31, 1999 and 2.4 MMBtuUpd at an average NYMEX price of approximately $1.10 per MMBtu from November 1, 1998 to October 31, 2000. Of the 37.0 MMBtupd hedged at $1.93 per MMBtu, 20.0 MMBtupd hedged with Barrett Resources Corporation, 11.0 MMBtupd is hedged with Engage Energy Capital Canada LP, and 6.0 MMBtupd is hedged with Amoco. New agreements were entered into for the term November 1, 1999 through October 31, 2000 with Barrett Resources. The new agreement is for 20.0 MMBtupd with a ceiling of $2.39 and a floor of $2.07 based on an AECO index. Barrett Resources has an option to extend the agreement through October 2002 at fixed prices. The 2.4 MMBtupd hedged at $1.10 per MMBtu is hedged with Barrett and was assumed by the Company in connection with the acquisition of New Cache. In connection with the 20.0 MMBtuTU Barrett hedge, the Company realized a loss of $1.8 million for the nine months ended September 30, 1999, which is accounted for in crude oil and natural gas revenue.

     Net Operating Loss Carryforwards. At December 31, 1998, the Company had, subject to the limitations discussed below, $59.2 million of net operating loss carryforwards for U.S. tax purposes, of which approximately $55.0 million are available for utilization without limitation. These loss carryforwards will expire from 1999 through 2019 if not utilized. At December 31, 1998, the Company had approximately $11.9 million of net operating loss carryforwards for Canadian tax purposes which expire in varying amounts in 2002-2005. As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under Section 382, occurred in December 1991. Accordingly, it is expected that the use of $4.9 million in net operating loss carryforwards generated prior to December 31, 1991 will be limited to approximately $235,000 per year. As a result of the issuance of additional shares of common stock for acquisitions and sales of stock, an additional ownership change under Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993, or $8.9 million, will be limited to approximately $1 million per year subject to the lower limitations described above. Of the $8.9 million net operating loss carryforwards, it is anticipated that the maximum net operating loss that may be utilized before it expires is $6.1 million. Future changes in ownership may further limit the use of the Company's carryforwards. In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $5.9 million and $32.8 million for deferred tax assets at December 31, 1997 and 1998, respectively.

     Based upon the current level of operations, the Company believes that cash on hand, cash flow from operations, proceeds from the Production Payment, reduced interest expense as a result of the proposed restructuring and proceeds from the sale of non-core assets will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled interest payments through 1999. Depressed prices for natural gas, crude oil or natural gas liquids will have a material adverse effect on the Company's cash flow from operations and anticipated levels of working capital, and could force the Company to revise its planned capital expenditures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.


  Commodity Price Risk

     The Company's exposure to market risks rest primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. The Company manages crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Assuming the production levels attained by the Company during the nine months ended September 30, 1999, a 5% decline in crude oil, natural gas and natural gas liquids prices would have reduced the Company's operating revenue, cash flow and net income (loss) by approximately $2.2 million for the nine months ended September 30, 1999. . Interest rate risk

     At September 30, 1999, substantially all of the Company's long-term debt is at fixed interest rates and not subject to fluctuations in market rates.

  Foreign currency

     The Company's Canadian operations are measured in the local currency of Canada. As a result , the Company's financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre tax loss of $6.4 million for the nine months ended September 30, 1999. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed the Company's net income by approximately $0.13 million. The Company does not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.


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

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibit 27 - Financial Data Schedule
               Exhibit 10.1 - Purchase agreement for Dollar Denominated
                              Production Payment
               Exhibit 10.2 - Conveyance of Dollar Denominated Production
                              Payment
           (b) Reports on Form 8-K
                 None

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ABRAXAS PETROLEUM CORPORATION

                                                   (Registrant)



    Date:  November 15, 1999               By:/s/_______________________
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  November 15, 1999               By:/s/________________________
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer