Form 10-Q/A
period 1999-09-30
ABRAXAS PETROLEUM CORP
filed 1999-12-14
CIK 867665

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

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                             FORM 10 - Q/A Number 1

         Management's Discussion and Analysis of Financial Condition and Results of Operations is amended by inserting disclosure regarding Year 2000 matters.The revised Management's Discussion and Analysis of Financial Condition and
Results of Operations is attached hereto.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Year 2000

         The Company has assessed the impact of the Year 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information system infrastructure, information systems and embedded technology Year 2000 compliant. Substantially all of the Company's computer hardware and software has been obtained from third party vendors. The Company has been advised by the vendors of each of its most material hardware and software systems that such systems are Year 2000 compliant. The Company has performed independent testing of critical applications to verify the accuracy of such assertions. The Company believes that all of its information system infrastructure, information systems and embedded technology are compliant and Year 2000 ready.

         In the area of third party suppliers and customers, the Company has monitored and assessed the readiness of such third parties. The Company monitors third party readiness based on correspondence received from its major vendors and suppliers, review of Year 2000 disclosure in documents filed with the SEC and verbal communications. The Company has not identified any material problems associated with the Year 2000 readiness efforts of its major suppliers and customers and, other than correspondence, documents filed with the SEC and verbal communications, the Company has not received any assurances that such customers and suppliers will be Year 2000 compliant.

         The Company's current emphasis in this area is focused on contingency planning in recognition of the uncertainties inherent in evaluating third party readiness. The Company's contingency planning involves all areas of readiness. The process includes identifying critical dependencies and developing proactive prevention plans.

         To date, the Company has spent approximately $120,000 in replacing computer hardware and software it did not believe to be Year 2000 compliant, some of which the Company had already anticipated replacing for other reasons. Such expenditures have been funded out of the Company's operational cash flows. Based on existing information, the Company does not anticipate having to spend any further material amounts to become Year 2000 compliant and that any such required amounts will not have a material effect on the financial position, cash flows or results of operations of the Company.

         There is a risk of Year 2000 related failures. These failures could result in an interruption in or a failure of certain business activities or functions. Such failures could materially and adversely affect the Company's results of operations, liquidity or financial condition. Due to the uncertainty surrounding the Year 2000 problem, including the uncertainty of the Year 2000 readiness of the Company's customers and suppliers, the Company is unable at this time to determine the true impact of the Year 2000 problem to the Company. The principal areas of risk are thought to be oil and gas production control systems, other imbedded operations control systems and third party Year 2000 readiness. There can be no assurance, however, that there will not be delay in, or increased costs associated with the implementation of measures to address the Year 2000 issue or that such measures will prove effective in resolving all Year 2000 related issues. Furthermore, there can be no assurance that critical contractors, customers or other parties with which the Company does business will not experience failures

         The Company believes that the "most reasonably likely worst case" scenarios are as follows: (i) unanticipated Year 2000 induced failures in information systems could cause a reliance on manual contingency procedures and significantly reduce efficiencies in the performance of certain normal business activities; (ii) unanticipated failures in embedded operations process control systems due to Year 2000 causes could result in temporarily suspending operations at certain operating facilities with consequent loss of revenue; and
(iii) slowdowns or disruptions in the third party supply chain due to Year 2000 causes could result in operational delays and reduced efficiencies in the performance of certain normal business activities.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ABRAXAS PETROLEUM CORPORATION

                                                   (Registrant)



    Date:  December 14, 1999               By:/s/_______________________
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  December 14, 1999               By:/s/________________________
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer
                                  11