Form 10-Q
period 2000-03-31
ABRAXAS PETROLEUM CORP
filed 2000-05-15
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                             FORM10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

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

     The number of shares of the issuer's common stock outstanding as of May 10, 2000, was:

        Class                                             Shares Outstanding

    Common Stock, $.01 Par Value                            22,632,769





                                     1 of 27

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements (Unaudited)
             Consolidated Balance Sheets - March 31, 2000
                      and December 31,1999....................................3
             Consolidated Statements of Operations -
                      Three Months Ended March 31, 2000 and 1999..............5
             Consolidated Statement of  Stockholders Equity (Deficit)
                      March 31, 2000 and December 31, 1999....................6
             Consolidated Statements of Cash Flows -
                      Three Months Ended March 31, 2000 and 1999..............7
             Notes to Consolidated Financial Statements.......................9

ITEM 2 -     Managements Discussion and Analysis of Financial Condition and
                      Results of Operations..................................17

ITEM 3 -     Quantitative and Qualitative Disclosure about Market Risks......24

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal proceedings...................................................26
ITEM 2 - Changes in Securities...............................................26
ITEM 3 - Defaults Upon Senior Securities.....................................26
ITEM 4 - Submission of Matters to a Vote of Security Holders.................26
ITEM 5 - Other Information 26
ITEM 6 - Exhibits and Reports on Form 8-K....................................26
              Signatures   ..................................................27

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                           March 31,    December 31,
                                                             2000          1999
                                                          (Unaudited)
                                                          ----------   -------------
                                                                (In Thousands)
Assets
Current assets:
  Cash ...................................................   $ 30,459     $  3,799
  Accounts receivable, less allowances for
    Doubtful accounts
          Joint owners ...................................      4,463        5,140
          Oil and gas production .........................      8,685        7,955
          Other ..........................................      4,533        1,257
                                                             --------     --------
                                                               17,681       14,352

  Equipment inventory ....................................        773          447
  Other current assets ...................................        666          431
                                                             --------     --------
Total current assets .....................................     49,579       19,029

Property and equipment ...................................    522,298      514,353
  Less accumulated depreciation, depletion
      and amortization: ..................................    228,168      219,687
                                                             --------     --------
          Net  property  and  equipment  based on
          the full  cost  method of accounting  for
          oil and gas  properties,  of which $ 17,253 and
          $17,057 at March 31, 2000 and December 31, 1999,
          respectively, were excluded from amortization ..    294,130      294,666

Deferred  financing  fees,  net of accumulated
          Amortization  of $5,334 and $4,826 at March 31,
          2000 and December 31, 1999, respectively .......      7,597        7,711

Other assets .............................................      3,880          878
                                                             --------     --------
  Total assets ...........................................   $355,186    $ 322,284
                                                             ========     ========




           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                           March 31,    December 31,
                                                             2000          1999
                                                          (Unaudited)
                                                          -----------   -----------
                                                                (In Thousands)
Liabilities and Shareholder's Equity (Deficit)
Current liabilities
  Accounts payable .....................................   $   8,439    $   8,445
  Oil and gas production payable .......................       9,733       10,608
  Accrued interest .....................................       9,899        6,358
  Income tax payable ...................................         355          134
  Other accrued expenses ...............................         861          789
                                                           ---------    ---------
            Total current liabilities ..................      29,287       26,334

  Long-term debt: ......................................     275,384      273,421

Deferred income taxes ..................................      19,702       16,935
Minority interest in foreign subsidiary ................      10,428       10,496
Future site restoration ................................       4,579        4,603

Shareholders' equity (deficit):
  Common Stock, par value $.01 per share-
    authorized 50,000,000 shares; issued,
    22,759,852 and 22,747,099 shares at
    March 31, 2000 and December 31, 1999, respectively .         227          227
  Additional paid-in capital ...........................     127,423      127,562
  Accumulated deficit ..................................    (112,669)    (139,825)
Treasury stock, at cost, 127,083 and 152,083 shares
    at March 31, 2000 and December 31, 1999 respectively        (886)      (1,071)
Accumulated other comprehensive income (loss) ..........       1,711        3,602
                                                           ---------    ---------
Total shareholders' equity (deficit) ...................      15,806       (9,505)
                                                           ---------    ---------
Total liabilities and shareholders' equity (deficit) ...   $ 355,186    $ 322,284
                                                           =========    =========




           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                               Three Months Ended
                                                    March 31,
                                               --------------------
                                                 2000        1999
                                               --------   ---------
                                               (In thousands except
                                                  per share  data)
Revenue:
   Oil & gas production sales ..............   $ 15,626    $ 13,838
   Processing revenue ......................        757         865
   Rig revenues ............................        131          90
   Other ...................................        203       1,177
                                               --------    --------
                                                 16,717      15,970
Operating costs and expenses:
   Lease operating and production taxes ....      4,629       4,758
   Depreciation, depletion and amortization       8,948       9,146
   General and administrative ..............      1,439       1,323
   Rig operations ..........................        188         139
                                               --------    --------
                                                 15,204      15,366
                                               --------    --------
Operating Income ...........................      1,513         604

Other (income) expense
   Interest income .........................        (60)       (186)
   Interest expense ........................      7,773       8,683
   Amortization of deferred financing fees .        507         345
   Other ...................................    (33,547)       --
                                               --------    --------
                                                (25,327)      8,842
                                               --------    --------
Income (loss) from operations before taxes .     26,840      (8,238)
Income tax expense (benefit)
    Current ................................        126         102
    Deferred ...............................       (453)     (2,039)
Minority interest in (income) loss
    of consolidated foreign subsidiary .....        (11)          7
                                               --------    --------
Net income (loss) applicable to common stock   $ 27,156    $ (6,294)
                                               ========    ========

Earnings (loss) per share:

    Net income (loss) per common share .....   $   1.20    $   (.99)
                                               ========    ========
    Net income (loss) per common
      Share - assuming dilution ............   $    .52    $   (.99)
                                               ========    ========


           See accompanying notes to consolidated financial statements


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands except share amounts)




                                                                                                             Accumulated
                                       Common Stock           Treasury Stock      Additional                   Other
                                  ------------- --------- ---------- -----------   Paid-In    Accumulated  Comprehensive
                                     Shares      Amount    Shares      Amount      Capital     Deficit      Income (Loss)   Total
                                  ------------- --------- ---------- ----------- ----------- ------------ ---------------- ---------
Balance at December 31, 1999        22,747,099  $    227    152,083  $   (1,071) $  127,562  $  (139,825) $         3,602  $ (9,505)
Comprehensive income (loss):
  Net Income                                                                                      27,156           (1,891)   25,265
  Other comprehensive income:
    Foreign currency
        Translation adjustment
                                                                                             ------------ ---------------- ---------
Comprehensive income (loss)                                                                       27,156           (1,891)   25,265
Issuance of common stock for
  Compensation                          12,753      -       (25,000)        185        (139)                                     46
                                  ------------- --------- ---------- ----------- ----------- ------------ ---------------- ---------
Balance at March 31, 2000           22,759,852  $    227    127,083  $     (886) $  127,423  $  (112,669) $         1,711  $ 15,806
                                  ============= ========= ========== =========== =========== ============ ================ =========



           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                           Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           2000        1999
                                                         ---------   ---------
                                                             (In Thousands)
Operating Activities
Net  income (loss) ...................................   $ 27,156    $ (6,294)

Adjustments  to  reconcile  net  loss to net
 cash  provided  by  operating activities:
  Minority interest in income of foreign subsidiary ..         11          (7)
  Gain on sale of partnership interest ...............    (33,983)
  Depreciation, depletion, and amortization ..........      8,948       9,146
  Amortization of deferred financing fees ............        507         345
  Amortization of premium on Senior Notes ............       --          (145)
  Deferred income tax benefit ........................       (453)     (2,039)
  Issuance of common stock for compensation ..........         46          13

  Changes in operating assets and liabilities:
  Accounts receivable ................................     (2,404)      2,255
  Equipment inventory ................................       (326)         15
  Other ..............................................        382        (604)
  Accounts payable and accrued expenses ..............      2,881       5,091
                                                         --------    --------
Net cash provided by operating activities ............      2,765       7,776
                                                         --------    --------

Investing Activities
Capital expenditures, including purchases and
    Development of properties ........................    (11,840)    (99,422)
Proceeds from sale of oil and gas producing properties       --         1,497
Proceeds from sale of partnership interest ...........     33,983        --
                                                         --------    --------
Net cash used in investing activities ................   $ 22,143    $(97,925)






           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)



                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                      2000        1999
                                                    ---------   ---------
                                                          (In Thousands)
Financing Activities
Proceeds from long term borrowings ...............   $  3,052    $ 83,000
Payments on long-term borrowings .................     (1,024)    (37,225)
Deferred financing fees ..........................       (376)     (2,241)
                                                     --------    --------
Net cash provided by financing activities ........      1,652      43,534
                                                     --------    --------
Effect of exchange rate changes on cash ..........        (18)        (50)
                                                     --------    --------
Increase (decrease) in cash ......................     26,660     (46,665)

Cash at beginning of period ......................      3,799      61,390
                                                     --------    --------

Cash at end of period ............................   $ 30,459    $ 14,725
                                                     ========    ========

Supplemental disclosures of cash flow information:
Interest paid ....................................   $  4,232    $    968
                                                     ========    ========














           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation ("Abraxas") and its subsidiaries are set forth in the notes to the our audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 1999 which is incorporated herein by reference. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of our financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The consolidated financial statements have not been audited by independent accountants, but in the opinion of our management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature.

     The consolidated financial statements include the accounts of Abraxas and our wholly owned foreign subsidiary Canadian Abraxas Petroleum Ltd. ("Canadian Abraxas"), and our 49% owned foreign subsidiary Grey Wolf Exploration, Inc. ("Grey Wolf"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf.

     Canadian Abraxas and Grey Wolf assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.


Note 2.  Long-Term Debt

         Long-term debt consists of the following:
                                                                      March 31,  December 31
                                                                        2000        1999
                                                                      --------- ------------
                                                                          (In thousands)

11.5% Senior Notes due 2004, Series D ("Old Notes") (see below)       $  4,321   $  4,321
12.875% Senior Secured Notes due 2003 ("First Lien Notes") (see
     below) .......................................................     63,500     63,500
11.5% Senior Secured Notes due 2004, Series A ("Senior Secured
      Notes")(see below) ..........................................    193,758    193,769
Credit facility payable to a Canadian bank (due 2001),
     providing for borrowings to approximately $15,870,000 at
     the bank's prime rate plus .125%, 6.75% at March 31, 2000,
     secured by the assets of Grey Wolf ...........................      9,347      8,360
Other .............................................................      4,458      3,471
                                                                      --------   --------
                                                                       275,384    273,421
Less current maturities ...........................................       --         --
                                                                      --------   --------
                                                                      $275,384   $273,421
                                                                      ========   ========



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

            Year                                             Percentage

            2000.........................................     105.750%
            2001.........................................     102.875%
            2002 and thereafter..........................     100.000%

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


              Year                               Percentage

              2001...........................   103.000%
              2002 and thereafter............   100.000%

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

     The First Lien Notes indenture contains certain covenants that limit the ability of Abraxas and certain of its subsidiaries, including the guarantors of the First Lien Notes (the "First Lien Restricted Subsidiaries") to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of Abraxas.

     The First Lien Notes indenture provides, among other things, that Abraxas may not, and may not cause or permit the First Lien Restricted Subsidiaries, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas or any other First Lien Restricted Subsidiary, guarantee any indebtedness of Abraxas or any other First Lien Restricted Subsidiary or transfer any of its assets to Abraxas or any other First Lien Restricted Subsidiary except for such encumbrances or restrictions existing under or by reason of:

         (1) applicable law;

         (2) the First Lien Notes indenture;

         (3) customary non-assignment provisions of any contract or any lease governing leasehold interest of such subsidiaries;

         (4) any instrument governing indebtedness assumed by us in an acquisition, which encumbrance or restriction is not applicable to such First Lien Restricted Subsidiary or the properties or assets of such subsidiary other than the entity or the properties or assets of the entity so acquired;

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


             Year                                    Percentage

             2000................................   105.750%
             2001................................   102.875%
             2002 and thereafter.................   100.000%

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

     The Indenture covering the Second Lien Notes contains certain covenants that limit the ability of Abraxas and Canadian Abraxas and certain of their subsidiaries, including the guarantors of the Second Lien Notes (the "Second Lien Restricted Subsidiaries") to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of Abraxas or Canadian Abraxas.

     The Second Lien Notes indenture provides, among other things, that Abraxas and Canadian Abraxas may not, and may not cause or permit the Second Line Restricted Subsidiaries, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas, Canadian Abraxas or any other Second Lien Restricted Subsidiary, guarantee any indebtedness of Abraxas, Canadian Abraxas or any other Second Lien Restricted Subsidiary or transfer any of its assets to Abraxas, Canadian Abraxas or any other Restricted Subsidiary except for such encumbrances or restrictions existing under or by reason of:

         (1) applicable law;

         (2) the Old Notes indenture, the First Lien Notes indenture, or the Second Lien Notes indenture;

         (3) customary non-assignment provisions of any contract or any lease governing leasehold interest of such subsidiaries;

         (4) any instrument governing indebtedness assumed by us in an acquisition, which encumbrance or restriction is not applicable to such Second Lien Restricted Subsidiary or the properties or assets of such subsidiary other than the entity or the properties or assets of the entity so acquired;

         (5) agreements existing on the Issue Date (as defined in the second lien notes indenture) to the extent and in the manner such agreements were in effect on the Issue Date;

         (6) customary restrictions with respect to subsidiaries of Abraxas and Canadian Abraxas pursuant to an agreement that has been entered into for the sale or disposition of capital stock or assets of such Second Lien Restricted Subsidiary to be consummated in accordance with the terms of the Second Lien Notes solely in respect of the assets or capital stock to be sold or disposed of;

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

Contingent Value Rights ("CVRs")

     As part of the exchange offer Abraxas has issued contingent value rights or CVRs the terms of which provide that the holders thereof could receive up to a total of 104,365,326 shares of Abraxas common stock. Subsequent to the issuance of the CVRs, Abraxas' common stock traded at a price per share of $2.01 or higher for 30 days during the 45-day trading period beginning on February 8, 2000, and ending on April 10, 2000. As a result, under the terms of the CVRs, the maximum number of shares which holders of the CVRs could be entitled to receive has been reduced to 26,400,000 shares of Abraxas common stock. In addition, in the event Abraxas common stock trades at a price per share higher than $2.01 for 30 days during any future 45-day trading period, the number of shares issuable under the CVRs would decrease correspondingly to a number below 26,400,000.

     On December 21, 2000, or at the election of Abraxas, on May 21, 2001, Abraxas may be required to issue additional shares of common stock to the holders of the contingent value rights. The actual number of shares issued will depend on the market price of Abraxas common stock. The CVRs will terminate if the market price of Abraxas common stock exceeds certain target prices for a period of 30 trading days during any 45 consecutive trading day period prior to the expiration date. The target price on any given date will equal $5.03 plus daily interest at an annual rate of 11.5%. On December 21, 2000, the target price will be $5.68 and on May 21, 2001, the target price will be $5.97.

Note 3. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                              2000           1999
                                                           -----------  -------------

Numerator:
  Numerator for basic earnings per share - income (loss)
   available to  common stockholders (in thousands) ....   $    27,156   $    (6,294)
  Effect of dilutive securities: .......................          --            --
                                                           -----------   -----------

  Numerator for diluted earnings per share-income
    available to common stockholders after assumed
    Conversions (in thousands) .........................        27,156        (6,294)

Denominator:
  Denominator for basic earnings per share -
    weighted-average shares ............................    22,627,136     6,333,498
  Effect of dilutive securities:
  Stock options,Warrants and CVR's .....................    29,945,081          --
                                                           -----------   -----------

  Dilutive  potential  common shares
    Denominator for diluted earnings per share
    adjusted weighted-average shares and assumed
    Conversions ........................................    52,572,217     6,333,498

  Basic earnings (loss) per share:
    Income (loss) ......................................   $      1.20   $     (0.99)
                                                           ===========   ===========

  Diluted earnings (loss) per share:
    Income (loss) ......................................   $      0.52   $     (0.99)
                                                           ===========   ===========

     For the three months ended March 31, 2000 and 1999, none of the shares issuable in connection with stock options or warrants are included in dilutive shares. Inclusion of these shares would be antidilutive due to losses incurred in these periods.

Note 4.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

     The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of Abraxas March 31, 2000. Canadian Abraxas is jointly and severally liable with Abraxas for the entire balance of Abraxas' and Canadian Abraxas' 11.5% Senior Notes due 2004.

                              BALANCE SHEET
                       Assets             Liabilities and Shareholders Equity
                              (In Thousands)

Total current assets      $    6,478  Total current liabilities   $   5,131
Oil and gas properties       159,809  11.5%  Notes due 2004          52,629
Other assets                   2,681  Note payable to Abraxas
                            =========  Petroleum Corporation         31,111
                          $  168,968  Other liabilities              23,091
                            ========= Shareholder's equity           57,006
                                                                  ----------
                                                                  $ 168,968
                                                                  ==========

              STATEMENT OF OPERATIONS
Revenues                              $       8,058
Operating costs & expenses                   (7,355)
Interest expense                             (2,167)
Other income                                     21
Income tax benefit                              404
                                         ============
     Net loss                         $      (1,039)
                                         ============

Note 5. Business Segments

         Business segment information about our first quarter operations in different geographic areas is as follows:

                                                                Three Months Ended March 31, 2000
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                        (In thousands)
Revenues ...................................        $       6,153       $      10,564     $       16,717
                                                 ==================  ================== ===================

Operating profit (loss).....................        $       1,414       $         945     $        2,359
                                                 ==================  ==================
General corporate ..........................                                                        (846)
Interest expense and amortization of
   deferred financing fees .................                                                      (8,221)
Other income................................                                                      33,548
                                                                                        -------------------
   Income before income taxes ..............                                              $       26,840
                                                                                        ===================

Identifiable assets at March 31, 2000 ......        $     140,400       $     204,751     $      345,151
                                                 ==================  ==================
Corporate assets ...........................                                                      10,035
                                                                                        -------------------
   Total assets ............................                                              $      355,186
                                                                                        ===================

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
                                                                                        ===================

                                                                 Year Ended December 31, 1999
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------

Identifiable assets at December 31, 1999 ...        $     107,336       $     206,474     $      313,810
                                                 ==================  ==================
Corporate assets ...........................                                                       8,474
                                                                                        -------------------
   Total assets ............................                                              $      322,284
                                                                                        ===================

Note 6.  Contingencies

     In May 1995, certain plaintiffs filed a lawsuit against us alleging negligence and gross negligence, tortious interference with contract, conversion and waste. In March 1998, a jury found against us, on May 22, 1998, final judgement in the amount of approximately $1.3 million was entered. We filed an appeal and in March 2000, the Court of Appeals reduced the plantiff's award to $362,495 plus post judgement interest of $68,915. We settled the suit on April 26, 2000, for $435,781, which was charged to earnings and included in other expense, in the accompanying financial statement.

     Additionally, from time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At March 31, 2000, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

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

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 1999, which is incorporated herein by reference.

Results of Operations

     The factors which most significantly affect our results of operations are
(1) the sales prices of crude oil and natural gas, (2) the level of total sales volumes of crude oil and natural gas, and (3) the level and success of exploration and development activity.

    Selected operating data. The following table sets forth certain of our operating data for the periods presented.

                                         Three Months Ended
                                             March 31,
                                         -------------------
                                           2000      1999
                                         --------- ---------

Operating Revenue (in thousands):
Crude Oil Sales .......................   $ 2,651   $ 2,731
Natural Gas Sales .....................    11,201    10,555
Natural Gas Liquids Sales .............     1,774       552
Processing Revenue ....................       757       865
Rig Operations ........................       131        90
Other .................................       203     1,177
                                          =======   =======
                                          $16,717   $15,970
                                          =======   =======

Operating Income (in thousands) .......   $ 1,403   $   604
Crude Oil Production (MBBLS) ..........     168.5     225.0
Natural Gas Production (MMCFS) ........   5,439.9   7,149.5
Natural Gas Liquids Production (MBBLS)       82.5      73.3
Average Crude Oil Sales Price ($/BBL) .   $ 15.73   $ 12.14
Average Natural Gas Sales Price ($/MCF)   $  2.06   $  1.48
Average Liquids Sales Price ($/BBL) ...   $ 21.51   $  7.53



     Operating Revenue. During the three months ended March 31, 2000, operating revenue from crude oil, natural gas and natural gas liquid sales increased 12.9% to $15.6 million compared to $13.8 million in the three months ended March 31, 1999. The increase in revenue was primarily due to increased prices realized during the period, offset by a decline in production volumes. Increased prices contributed $4.9 million in revenue after deducting losses from hedging activities of $2.03 million, while reduced production volumes had a $3.1 million negative impact on revenue.

Average sales prices for the quarter ended March 31, 2000 were:

     o $15.73 per Bbl of crude oil,
     o $21.51 per Bbl of natural gas liquid, and
     o $ 2.06 per Mcf of natural gas

 Average sales prices for the quarter ended March 31, 1999 were:

     o $12.14 per Bbl of crude oil,
     o $7.53 per Bbl of natural gas liquid, and
     o $1.48 per Mcf of natural gas

     Crude oil production volumes declined from 225.0 MBbls during the first quarter of 1999 to 168.5 MBbls for the same period of 2000, primarily das a result of the de-emphasis of crude oil drilling during 1999 and a natural decline in production. Natural gas production volumes declined to 5,439.9 MMcf for the first quarter of 2000 from 7,149.1 MMcf for the same period of 1999. During 1999 and the first quarter of 2000 a significant portion of our drilling activity was in the Edwards Trend in south Texas. Production volumes in this area increased from 789 MMcf in the first quarter of 1999 to 1,115.3 MMcf during the first quarter of 2000. Production in our other areas declined due to decreased drilling activity property sales and the fields' natural decline in production. Natural gas liquids volumes increased from 73.3 MBbls during the first quarter of 1999 to 82.5 MBbls during the first quarter of 2000. During the first quarter of 1999, we elected not to process liquids in some areas due to depressed prices. We resumed production of liquids in the second quarter of 1999 and continued to process liquids during the first quarter of 2000.

     Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended March 31, 2000 decreased slightly to $4.6 million from $4.7 million for the same period in 1999. Our LOE on a per MCFE basis for the three months ended March 31, 2000 was $0.67 per MCFE compared to $0.53 for the same period of 1999. The increase in the per MCFE expense was due to a decline in production volumes in the first quarter of 2000 compared to the same period in 1999.

     G&A Expenses. G&A expenses increased from $1.3 million for the first three months of 1999 to $1.4 million for the first three months of 2000. G&A expense on a per MCFE basis was $0.21 for the first quarter of 2000 compared to $0.15 for the same period of 1999. The increase in the per MCFE G&A cost is due to the decline in production volumes during the first quarter of 2000 compared to the same period in 1999.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense declined by $198,000 to $8.9 million for the three months ended March 31, 2000, from $9.1 million in the same period of 1999. The decline is primarily due to decreased production during the first three months of 2000 and a reduction on the full cost pool relating to the write down of Canadian reserves at December 31, 1999. Our DD&A on a per MCFE basis for the three months ended March 31, 2000 was $1.29 per MCFE compared to $1.02 in 1999. The per BOE increase is due to higher finding costs added to the full cost pool in 1999 and the first quarter of 2000 primarily relating to Canadian operations.

     Interest Expense . Interest expense decreased to $7.8 million for the first three months of 2000 from $8.7 million for the same period of 1999. This decrease is due to reduced debt levels during the first quarter of 2000 compared to the same period of 1999. The reduced debt level is the result of the exchange of approximately $269.70 million principal amount of the Old Notes for approximately $188.8 million principal amount of the Second Lien Notes and shares of our common stock and CVRs. The interest savings related to this exchange was partially offset by interest on our First Lien Notes which were issued on March 27, 1999. Long-term debt declined from $344.9 million at March 31, 1999 to $275.4 million at March 31, 2000.

     General . Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. The prices of natural gas, crude oil and natural gas liquids we received have increased from the severely depressed levels of the first quarter of 1999. The average natural gas price that we realized during the first quarter of 2000 increased by 39% from the $1.48 per MCF during the first three months of 1999 to $2.06 during the first three months of 2000. Crude oil prices increased to $15.73 per BBL during the first three months of 2000, including the impact of a loss from hedging of $1.9 million from $12.14 per BBL during the first three months of 1999. Natural gas liquids prices increased to $21.51 per BBL in the first quarter of 2000 compared to $7.53 per BBL in the first quarter of 1999. In addition, our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless we are successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil, natural gas and natural gas liquids decline from their current levels or if our production levels decrease, our revenues, cash flow from operations and profitability will be materially adversely affected.

Liquidity and Capital Resources

     General. Capital expenditures excluding property divestitures during the first three months of 2000 were $11.8 million compared to $99.4 million during the same period of 1999. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 2000 and 1999.

                                                   Three Months Ended
                                                         March 31
                                              -------------------------------
                                                   2000             1999
                                              -------------------------------
Expenditure category (in thousands):
  Acquisitions                                $        22     $     86,103
  Development                                      11,451           13,319
  Facilities and other                                367                -
                                                ============      ===========
Total                                         $    11,840     $     99,422
                                                ============      ===========

     At March 31, 2000, we had current assets of $49.6 million and current liabilities of $29.3 million resulting in working capital of $20.3 million. This compares to a working capital deficit of $7.3 million at December 31, 1999 and a working capital deficit of $6.1 million at March 31, 1999. The material components of our current liabilities at March 31, 2000 include trade accounts payable of $8.4 million, revenues due third parties of $9.7 million and accrued interest of $9.9 million.

     Operating activities during the three months ended March 31, 2000 provided us $2.8 million cash compared to $7.8 million in the same period in 1999. Net income plus non-cash expense items during 2000 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities provided $22.1 million net during the first three months of 2000, $34.0 million of which were proceeds from the sale of a partnership interest in Abraxas Wamsutter, L.P., a limited partnership of which one of our subsidiaries is the general partner, and certain contiguous assets we owned, and $11.8 million of which was utilized for the development of crude oil and natural gas properties and other facilities. This compares to $97.9 million required during the same period of 1999, $86.1 million of which was used for the purchase of New Cache Petroleums, Ltd., $13.3 million of which was utilized for the development of crude oil and natural gas properties and other facilities. Financing activities provided $1.7 million for the first three months of 2000 compared to providing $43.5 million for the same period of 1999. Financing activities in 1999 include the proceeds of the $63.5 million from the issuance of the First Lien Notes in March 1999 and borrowings under the credit facility of $19.5 million, which were offset by the repayment of a credit facility in the amount of $35.2 million.

     Our current budget for capital expenditures for the last nine months of 2000 other than acquisition expenditures is approximately $37.8 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should commodity prices remain at depressed levels or decline further, reductions in the capital expenditure budget may be required.

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

     In December 1999, Abraxas and Canadian Abraxas, completed an exchange offer whereby we exchanged the Second Lien Notes, common stock, and contingent value rights for approximately 98.43% of our outstanding Old Notes. The exchange offer reduced our long term debt by $76 million net of fees and expenses.

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

     We will have three principal sources of liquidity going forward: (i) cash on hand, including the proceeds from the sale of the Wyoming properties, (ii) cash flow from operations, and (iii) the production payment with Southern. We also intend to sell certain non-core properties, although the terms of the First Lien Notes Indenture, the Second Lien Notes Indenture and the Old Notes Indenture substantially limit our use of proceeds from such sales. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net cash flow from operations plus cash on hand, cash available under the production payment and the proceeds from the sale of certain non-core properties will be adequate to fund operations and planned capital expenditures

Long-Term Indebtedness

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


                  Year                                    Percentage

                  2000.................................    105.750%
                  2001.................................    102.875%
                  2002 and thereafter..................    100.000%


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


                    Year                                  Percentage

                    2001............................     103.000%
                    2002 and thereafter.............     100.000%

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

     The First Lien Notes indenture contains certain covenants that limit the ability of Abraxas and certain of its subsidiaries, including the guarantors of the First Lien Notes (the "First Lien Restricted Subsidiaries") to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of Abraxas.

     The First Lien Notes indenture provides, among other things, that Abraxas may not, and may not cause or permit the First Lien Restricted Subsidiaries, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas or any other First Lien Restricted Subsidiary, guarantee any indebtedness of Abraxas or any other First Lien Restricted Subsidiary or transfer any of its assets to Abraxas or any other First Lien Restricted Subsidiary except for such encumbrances or restrictions existing under or by reason of:

         (1) applicable law;

         (2) the First Lien Notes indenture;

         (3) customary non-assignment provisions of any contract or any lease governing leasehold interest of such subsidiaries;

         (4) any instrument governing indebtedness assumed by us in an acquisition, which encumbrance or restriction is not applicable to such First Lien Restricted Subsidiary or the properties or assets of such subsidiary other than the entity or the properties or assets of the entity so acquired;

         (5) agreements existing on the Issue Date (as defined in the First Lien Notes indenture) to the extent and in the manner such agreements were in effect on the Issue Date;

         (6) customary restrictions with respect to subsidiaries of Abraxas pursuant to an agreement that has been entered into for the sale or disposition of capital stock or assets of such First Lien Restricted Subsidiary to be consummated in accordance with the terms of the First Lien Notes indenture or any Security Documents (as defined in the First Lien Notes indenture) solely in respect of the assets or capital stock to be sold or disposed of;

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


                    Year                                       Percentage

                    2000..................................    105.750%
                    2001..................................    102.875%
                    2002 and thereafter...................    100.000%

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

     The indenture covering the Second Lien Notes contains certain covenants that limit the ability of Abraxas and Canadian Abraxas and certain of their subsidiaries, including the guarantors of the Second Lien Notes (the "Second Lien Restricted Subsidiaries") to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of Abraxas or Canadian Abraxas.

     The Second Lien Notes indenture provides, among other things, that Abraxas and Canadian Abraxas may not, and may not cause or permit the Second Lien Restricted Subsidiaries, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas, Canadian Abraxas or any other Second Lien Restricted Subsidiary, guarantee any indebtedness of Abraxas, Canadian Abraxas or any other Restricted Subsidiary or transfer any of its assets to Abraxas, Canadian Abraxas or any other Second Lien Restricted Subsidiary except for such encumbrances or restrictions existing under or by reason of:

         (1) applicable law;

         (2) the Old Notes indenture, the First Lien Notes indenture, or the Second Lien Notes indenture;

         (3) customary non-assignment provisions of any contract or any lease governing leasehold interest of such subsidiaries;

         (4) any instrument governing indebtedness assumed by us in an acquisition, which encumbrance or restriction is not applicable to such Second Lien Restricted Subsidiary or the properties or assets of such subsidiary other than the entity or the properties or assets of the entity so acquired;

         (5) agreements existing on the Issue Date (as defined in the Second Lien Notes Indenture) to the extent and in the manner such agreements were in effect on the Issue Date;

         (6) customary restrictions with respect to subsidiaries of Abraxas and Canadian Abraxas pursuant to an agreement that has been entered into for the sale or disposition of capital stock or assets of such Second Lien Restricted Subsidiary to be consummated in accordance with the terms of the Second Lien Notes solely in respect of the assets or capital stock to be sold or disposed of;

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

     Hedging Activities. In October of 1999 we entered into a hedge agreement with Barrett Resources Corporation ("Barrett") for the period November 1999 through October 2000. This agreement is for 1,000 Bbls per day with us being paid $20.30 per Bbl and 1,000 Bbls per day with a floor of $18.00 and a ceiling of $22.00 per Bbl. Additionally, Barrett's has a call on either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barrets option over the term of the agreement at fixed prices through October 31, 2002. We realized a loss of $1.9 million on this agreement during the first quarter of 2000, which is accounted for in crude oil and natural gas revenue.

     As of March 31, 2000, we had 22.5 MMBtupd hedged through October 31, 2000 of which 2.5 MMBtupd is hedged at an average NYMEX price less $0.83 (approximately $2.13 per MMBtu as of March 31, 2000) and 20.0 MMBtupd with a ceiling of $2.39 and a floor of $2.07 based on an AECO index. Both of these hedges are with Barrett. In connection with the 20.0 MMBtupd Barrett hedge, we realized a loss of $118,596 for the quarter ended March 31, 2000, which is accounted for in crude oil and natural gas revenue.

     As of March 31, 2000 the fair market value of the Barrett hedge is $(7.9) million.

     Net Operating Loss Carryforwards At December 31, 1999, we had, subject to the limitation discussed below, $94,573,000 of net operating loss carryforwards for U.S. tax purposes, of which it is estimated a maximum of $7,260,000 may be utilized before it expires, absent the application of Section 382(h) which allows built-in gains to offset carryforwards otherwise limited by Section 382 of the Internal Revenue Code of 1986, as amended, (Section 382). These loss carryforwards will expire from 2002 through 2018 if not utilized. At December 31, 1999, we had approximately $10,262,000 of net operating loss carryforwards for Canadian tax purposes of which $274,000 will expire in 2000, $3,542,000 will expire in 2001, $151,000 will expire in 2002 and $6,295,000 will expire in 2003-2005.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     Our exposure to market risks rest primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manages crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Assuming the production levels we attained during the three months ended March 31, 2000, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income (loss) by approximately $1.6 million for the three months ended March 31, 2000. . Interest rate risk

     At March 31, 2000, substantially all of our long-term debt is at fixed interest rates and not subject to fluctuations in market rates.

Foreign currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre-tax loss of $1.3 million for the three months ended March 31, 2000. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed the our net income by approximately $65,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.


Disclosure Regarding Forward-Looking Information

     This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" in our Annual Report on Form 10-K which is incorporated by reference herein and this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

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


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  May 15, 2000               By:/s/
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  May 15, 2000               By:/s/
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer