Form 10-Q
period 2000-06-30
ABRAXAS PETROLEUM CORP
filed 2000-08-14
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                         FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                      74-2584033
         ---------------------------                 ----------

         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization              Identification Number)

         500 N. Loop 1604, East, Suite 100, San Antonio, Texas         78232
         -----------------------------------------------------         -----
         (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code   (210)    490-4788
                                                     -----------------

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)
------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No __

         The number of shares of the issuer's common stock outstanding as of August 10, 2000, was:

                  Class                                     Shares Outstanding

         Common Stock, $.01 Par Value                         22,620,116





                                     1 of 28

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements (Unaudited)
             Consolidated Balance Sheets - June 30, 2000
                      and December 31,1999................................3
             Consolidated Statements of Operations -
                      Three and Six Months Ended June 30, 2000 and 1999...5
             Consolidated Statement of  Stockholders Equity (Deficit)
                      June 30, 2000 and December 31, 1999.................6
             Consolidated Statements of Cash Flows -
                      Six Months Ended June 30, 2000 and 1999.............7
             Notes to Consolidated Financial Statements...................8

                                 PART II
                            OTHER INFORMATION

ITEM 1 - Legal proceedings...............................................27
ITEM 2 - Changes in Securities...........................................27
ITEM 3 - Defaults Upon Senior Securities.................................27
ITEM 4 - Submission of Matters to a Vote of Security Holders.............27
ITEM 5 - Other Information...............................................27
ITEM 6 - Exhibits and Reports on Form 8-K................................27
              Signatures   ..............................................28



                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                       June 30,          December 31,
                                                                         2000                1999
                                                                      (Unaudited)
                                                                   --------------------------------------
                                                                              (In thousands)

Current assets:
   Cash ...................................................           $       8,342      $       3,799
   Account receivable, less allowance for doubtful
     accounts .............................................                  18,473             14,352
   Equipment inventory ....................................                   1,409                447
   Other current assets ...................................                     493                431
                                                                   ------------------ -------------------
     Total current assets .................................                  28,717             19,029

Property and equipment.....................................                 535,762            514,353
Less accumulated depreciation, depletion, and amortization                  236,709            219,687
                                                                   ------------------ -------------------
   Net property and equipment  based on the full cost method
    of accounting for oil and gas  properties  of which
    $17,057 at December 31, 1999 and June 30, 2000, was
    excluded from amortization ............................                 299,053            294,666
Deferred financing fees, net of accumulated amortization
   of $4,826 and $ 5,841 at December 31, 1999 and June 30,
   2000, respectively .....................................                   7,221              7,711
Other assets ..............................................                   3,880                878
                                                                   ------------------ -------------------
   Total assets ...........................................           $     338,871      $     322,284
                                                                   ================== ===================



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                                       June 30,          December 31,
                                                                         2000                1999
                                                                      (Unaudited)
                                                                   --------------------------------------
                                                                              (In thousands)

Current liabilities:
   Accounts payable...........................................        $      16,063      $      19,053
   Accrued interest...........................................                6,390              6,358
   Other accrued expenses.....................................                2,059                923
                                                                   ------------------  -------------------
     Total current liabilities ...............................               24,512             26,334

Long-term debt................................................              268,293            273,421

Deferred income taxes ........................................               19,289             16,935
Minority interest in foreign subsidiary ......................               11,078             10,496
Future site restoration  .....................................                4,625              4,603

Commitments and contingencies

Stockholders' equity (Deficit):
   Common  stock,  par value  $.01 per share -  authorized
   200,000,000  shares; issued  22,759,852 and 22,747,099
   shares at June 30, 2000 and December 31,1999, respectively                   227                227
   Additional paid-in capital ................................              127,423            127,562
   Accumulated deficit .......................................             (116,301)          (139,825)
   Treasury stock, at cost, 127,083 and 152,083 shares at June
     30, 2000 and December 31, 1999, respectively ............                 (886)            (1,071)
   Accumulated other comprehensive loss.......................                  611              3,602
                                                                   ------------------ -------------------
Total stockholders' equity (deficit)                                         11,074             (9,505)
                                                                   ------------------ -------------------
     Total liabilities and stockholders' equity  (deficit)....        $     338,871      $     322,284
                                                                   ================== ===================



           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                               2000               1999              2000               1999
                                                        ------------------- ----------------- ----------------- -------------------
                                                                           (In thousands except per share data)
Revenue:
   Oil and gas production revenues ...................     $      17,282       $    14,204       $     32,908      $     28,042
   Gas processing revenues ...........................               645             1,050              1,402             1,915
   Rig revenues ......................................               119               109                250               199
   Other  ............................................                22             1,413                225             2,590
                                                        ------------------- ----------------- ----------------- -------------------
                                                                  18,068            16,776             34,785            32,746
Operating costs and expenses:
   Lease operating and production taxes ..............             4,301             4,647              8,930             9,405
   Depreciation, depletion, and amortization .........             8,518             8,821             17,466            17,967
   Rig operations ....................................               196               157                384               296
   General and administrative ........................             1,643             1,459              3,082             2,782
                                                        ------------------- ----------------- ----------------- -------------------
                                                                  14,658            15,084             29,862            30,450
                                                        ------------------- ----------------- ----------------- -------------------
Operating income .....................................             3,410             1,692              4,923             2,296

Other (income) expense:
   Interest income ...................................              (267)              (81)              (327)             (267)
   Amortization of deferred financing fee ............               508               346              1,015               691
   Interest expense ..................................             7,892             9,723             15,665            18,406
   Gain on sale of partnership investment.............                 -                 -            (33,983)                -
   Other expense .....................................                 -                 -                436                 -
                                                        ------------------- ----------------- ----------------- -------------------
                                                                   8,133             9,988            (17,194)           18,830
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss) from operations before taxes and
   extraordinary item .............................               (4,723)           (8,296)            22,117           (16,534)
Income tax expense (benefit):
   Current ...........................................                57               111                183               213
   Deferred ..........................................               (26)           (1,698)              (479)           (3,737)
Minority interest in income of consolidated foreign
   subsidiary ........................................               204                32                215                25
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss)  before extraordinary item ......               (4,958)           (6,741)            22,198           (13,035)
Extraordinary item:
   Debt extinguishment and restructure................             1,326                 -              1,326                 -
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss)  ................................        $      (3,632)      $    (6,741)      $     23,524      $    (13,035)
                                                        =================== ================= ================= ===================
Earnings (loss) per common share:
     Net Income (loss) before extraordinary item...       $        (0.22)      $    (1.06)       $        0.97     $    (2.05)
     Extraordinary item ...........................                 0.06                 -                0.06            -
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss) per common share ................       $        (0.16)      $    (1.06)       $        1.03     $    (2.05)
                                                        =================== ================= ================= ===================
Earnings (loss) per common share assuming dilution:
     Net Income (loss) before extraordinary item...       $        (0.22)      $    (1.06)       $        0.47     $    (2.05)
     Extraordinary item ...........................                 0.06                 -                0.03            -
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss) per common share ................       $        (0.16)      $    (1.06)       $        0.50     $    (2.05)
                                                        =================== ================= ================= ===================


           See accompanying notes to consolidated financial statements

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands except share amounts)



                                                                                                            Other
                                     Common Stock         Treasury Stock    Additional                   Accumulated
                                 ------------------------------------------ Paid in       Accumulated  Comprehensive
                                  Shares   Amount     Shares     Amount     Capital        Deficit      Income (Loss)    Total
                                ---------------------------------------------------------------------------------------------------
Balance at December 31, 1999..  22,747,099  $   227   152,083     $(1,071)  $  127,562     $  (139,825)   $     3,602   $   (9,505)
   Comprehensive income
     (loss):
     Net income ..............          -         -         -           -            -          23,524           -          23,524
     Other comprehensive
       income:
       Foreign currency
         translation
         adjustment...........         -         -         -           -            -               -          (2,991)      (2,991)
                                                                                        --------------------------------------------
   Comprehensive income (loss)          -        -         -           -            -           23,524         (2,991)      20,533
   Issuance of common stock
     for compensation ........      12,753       -    (25,000)        185         (139)              -           -              46
                                  ------------------------------------------------------- ------------------------------------------
Balance at June 30, 2000
   (unaudited)                  22,759,852  $   227   127,083    $   (886)  $  127,423     $  (116,301)   $       611   $   11,074
                                ======================================================= ============================================


           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                  2000           1999
                                                                               ----------     ----------
                                                                                     (In Thousands)
Operating Activities
Net income (loss) ..........................................................   $  23,524    $ (13,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Minority interest in income of foreign subsidiary .....................         215           25
     Gain on sale of partnership investment ................................     (33,983)        --
     Extraordinary gain on extinguishment of debt ..........................      (1,326)        --
     Depreciation, depletion, and amortization .............................      17,466       17,967
     Amortization of deferred financing fees ...............................       1,015          691
     Amortization of premium on Senior Notes ...............................        --           (289)
     Deferred income tax benefit ...........................................        (479)      (3,737)
     Issuance of common stock for compensation .............................          46           52
     Changes in operating assets and liabilities:
         Accounts receivable ...............................................      (4,676)       1,938
         Equipment inventory and other assets ..............................        (687)         517
         Accounts payable and accrued expenses .............................      (1,670)      (3,098)
                                                                                 ---------   ---------
Net cash provided  (used) by operating activities ..........................        (555)       1,031

Investing Activities
Capital expenditures, including purchases and  development of properties ...     (25,933)    (105,581)
Proceeds from sale of oil and gas properties and equipment inventory .......         842        1,795
Proceeds from sale of partnership investment ...............................      34,482         --
                                                                               ---------    ---------
Net cash provided (used) by investing activities ...........................       9,391     (103,786)

Financing Activities
Purchase of treasury stock, net ............................................        --             (5)
Proceeds from long-term borrowings .........................................       4,750       83,000
Payments on long-term borrowings ...........................................      (8,329)     (37,145)
Deferred financing fees ....................................................        (544)      (2,680)
                                                                               ---------    ---------
Net cash used by financing activities ......................................      (4,123)      43,170
Effect of exchange rate changes on cash ....................................        (170)         188
                                                                               ---------    ---------
Increase (decrease) in cash ................................................       4,543      (59,397)
Cash at beginning of period ................................................       3,799       61,390
                                                                               ---------    ---------
Cash at end of period ......................................................   $   8,342    $   1,993
                                                                               =========    =========

Supplemental Disclosures
Supplemental disclosures of cash flow information:
     Interest paid .........................................................   $  15,633    $  16,656
                                                                               =========    =========






           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

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

         The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary Canadian Abraxas Petroleum Limited. ("Canadian Abraxas"), and its 49% owned foreign subsidiary Grey Wolf Exploration Inc. ("Grey Wolf"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf.

         Canadian Abraxas and Grey Wolf assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.

Note 2. Sale of partnership investment

         On March 31, 2000, we sold our interest in certain crude oil and natural gas properties in Wyoming. In addition, we sold our equity investment in Abraxas Wamsutter, L.P., a limited partnership of which one of our subsidiaries was the general partner, which owned an interest in crude oil and natural gas properties in the same area. Our investment Abraxas Wamsutter, L.P. was accounted for by the equity method since inception in 1998. Prior to the sale of the partnership in March 2000, our equity investee share of oil and gas property cost, results of operations and amortization were not material to our consolidated operations. As a result of the sale, we received approximately $34 million, which represented a proportional interest in the partnership's proved properties. Our equity investee interest in such properties as of December 31, 1999, the effective date of the sale, were 2.8 MBbls of crude oil and natural gas liquids and 25.8 MMcf of natural gas. These equity investment reserves were not included in consolidated DD&A computations during 1999 or 2000. Our share of the equity investee standardized measure of discounted future net cash flows at December 31, 1999 was $12.3 million. The following table illustrates the impact of our interest in the equity method investment as of December 31, 1999.

                                             Total                        United States                       Canada
                                -------------------------------- -------------------------------- --------------------------------
                                      Liquid          Natural          Liquid          Natural          Liquid          Natural
                                   Hydrocarbons         Gas         Hydrocarbons         Gas         Hydrocarbons         Gas
                                ------------------- ------------ ------------------- ------------ ------------------- ------------
                                    (Barrels)          (Mcf)         (Barrels)          (Mcf)         (Barrels)          (Mcf)
                                                                         (In Thousands)

Proved developed and
undeveloped reserves
   Balance December 31,1999 ..             9,849        164,305            6,421         80,417              3,428         83,888
      Equity investee ........             2,793         25,810            2,793         25,810                 -              -
                                ------------------- ------------ ------------------- ------------ ------------------- ------------
   Consolidated ..............            12,642        190,115            9,214        106,227              3,428         83,888
                                =================== ============ =================== ============ =================== ============


                                       Total              U.S.               Canada
                                  ---------------     --------------    -------------
                                                     (In thousands)

Standardized  Measure of
   discounted net cash flow
   related to proved  reserves
   at December 31, 1999 ......     $    238,451       $    123,283       $   115,168
 Equity investee .............           12,334             12,334                -
                                  ----------------    -------------     --------------
 Consolidated ................     $    250,785       $    135,617       $   115,168
                                  ===============     ==============    ==============


Note 3. Extraordinary items

         In June 2000, we retired $7.1 million of our 11.5% Senior Notes, due 2004 at a discount of $1.7 million. The transaction was consummated at the current market value of the notes. In addition, we incurred approximately $400,000 in non-recurring restructuring cost, relating to the acquisition of New Cache Petroleums, L.T.D. in 1999.



Note 4.  Long-Term Debt

         Long-term debt consists of the following:

                                                                              June 30            December 31
                                                                                  2000                 1999
                                                                           -------------------------------------
                                                                                         (In thousands)

   11.5% Senior Notes due 2004, Series D ("Old Notes") (see below).           $       801          $     4,321
   12.875% Senior Secured Notes due 2003 ("First Lien Notes") (see
        below). ...................................................                63,500               63,500
   11.5% Senior Secured Notes due 2004, Series A ("Second Lien Notes")
        (see below). ..............................................               190,178              193,769
   Credit facility payable to a Canadian bank (due 2001),
        providing for borrowings to approximately $15,870,000 at
        the bank's prime rate plus .125%, 7.50% at June 30, 2000,
        secured by the assets of Grey Wolf........................                 10,887                8,360
   Other ..........................................................                 2,927                3,471
                                                                           -------------------- ----------------
                                                                                  268,293              273,421
   Less current maturities ........................................                     -                    -
                                                                           -------------------- ----------------------
                                                                              $   268,293          $   273,421
                                                                           ==================== ======================


         In June 2000, we retired $7.1 million of our 11.5% Senior Notes, ($3.5 million of the Old Notes and $3.6 million of the Second Lien Notes). These notes were retired at current market value resulting in an extraordinary gain of $1.7 million.

         Old Notes. On November 14, 1996, Abraxas and Canadian Abraxas consummated the offering of $215.0 million of their 11.5% Senior Notes due 2004, Series A, which were exchanged for Series B Notes in February 1997. On January 27, 1998, Abraxas and Canadian Abraxas completed the sale of $60.0 million of their 11.5% senior notes due 2004, Series C. The Series B Notes and the Series C Notes were subsequently exchanged for $275.0 million in principal amount of the Old Notes in June 1998.

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

                  Year                                  Percentage
                  --------                             ------------
                  2000...............................    105.750%
                  2001...............................    102.875%
                  2002 and thereafter................    100.000%

         The Old Notes are joint and several obligations of Abraxas and Canadian Abraxas and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes rank senior in right of payment to all future subordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes are, however, effectively subordinated to the First Lien Notes to the extent of the value of the collateral securing the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral securing the Second Lien Notes. The Old Notes are unconditionally guaranteed, on a senior basis by a wholly-owned Abraxas subsidiary, Sandia Oil & Gas Corporation ("Sandia"). The guarantee is a general unsecured obligation of Sandia and ranks pari passu in right of payment to all unsubordinated indebtedness of Sandia and senior in right of payment to all subordinated indebtedness of Sandia. The guarantee is effectively subordinated to the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral securing these obligations.

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

          Year                                           Percentage
         --------                                       ------------
          2001.......................................   103.000%
          2002 and thereafter........................   100.000%

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

         The First Lien Notes are senior indebtedness of Abraxas secured by a first lien on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The First Lien Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Canadian Abraxas, Sandia and one of our wholly-owned subsidiaries, Wamsutter Holdings, Inc. The guarantees are secured by substantially all of the crude oil and natural gas properties of the guarantors and the shares of Grey Wolf owned by Canadian Abraxas.


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

         The indenture governing the First Lien Notes (the "First Lien Notes Indenture") contains certain covenants that limit the ability of Abraxas and certain of its subsidiaries, including the guarantors of the First Lien Notes (the "First Lien Restricted Subsidiaries") to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of Abraxas.

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

                    Year                                   Percentage
                    ----------                           ------------
                    2000..............................    105.750%
                    2001..............................    102.875%
                    2002 and thereafter...............    100.000%

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

         The indenture governing the Second Lien Notes (the "Second Lien Notes Indenture") contains certain covenants that limit the ability of Abraxas and Canadian Abraxas and certain of their subsidiaries, including the guarantors of the Second Lien Notes (the "Second Lien Restricted Subsidiaries") to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of Abraxas or Canadian Abraxas.

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

Contingent Value Rights ("CVRs")

         As part of the exchange offer, Abraxas issued CVRs the terms of which provide that the holders thereof could receive up to a total of 104,365,326 shares of Abraxas common stock. Subsequent to the issuance of the CVRs, Abraxas' common stock traded at an average price per share of $2.15 or higher for 30 days during the 45-day trading period beginning on March 3, 2000, and ending on May 5, 2000. As a result, under the terms of the CVRs, the maximum number of shares which holders of the CVRs could be entitled to receive has been reduced to 26,400,000 shares of Abraxas common stock. In addition, in the event Abraxas common stock trades at an average price per share higher than $2.15 for 30 days during any future 45-day trading period, the number of shares issuable under the CVRs would decrease correspondingly to a number below 26,400,000.

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

Note 5. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended June 30,              Six Months Ended June 30,
                                                    --------------------------------------    -----------------------------------

                                                         2000                 1999                 2000                 1999
                                                     -------------        --------------       -------------        -------------
Numerator:
  Net income (loss) from continuing operations    $       (4,958)      $        (6,741)     $        22,198      $      (13,035)
                                                                          --------------       -------------        -------------
  Numerator for basic and diluted earnings per
  share -  income (loss) continuing operations            (4,958)               (6,741)              22,198             (13,035)

Extraordinary item                                         1,326                -                     1,326                   -
                                                     -------------        --------------       -------------        -------------
  Numerator for basic earnings per share -
  income     (loss) applicable to common stock            (3,632)               (6,741)              23,524             (13,035)

Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares                            22,651,701             6,340,745          22,648,946
                                                                                                                       6,337,318

  Effect of dilutive securities:
    Stock options, warrants and CVR's                     -                     -                24,643,676              -
                                                     -------------        --------------       -------------        -------------

  Dilutive potential common shares  Denominator
    for diluted earnings per share -
    adjusted weighted-average shares and assumed
    Conversions                                        22,651,701             6,340,745          47,292,622            6,337,318

  Basic earnings (loss) per share:
    Income (loss) from operations                 $         (0.22)     $         (1.06)     $          0.98      $        (2.05)
    Extraordinary item                                       0.06                 -                    0.06                   -
                                                     -------------        --------------       -------------        -------------
                                                  $         (0.16)     $         (1.06)     $          1.04      $        (2.05)
                                                     =============        ==============       =============        =============
  Diluted earnings (loss) per share:
    Income (loss) from continuing operations      $         (0.22)     $         (1.06)     $          0.47      $        (2.05)
                                                             0.06                 -                    0.03                   -
                                                     -------------        --------------       -------------        -------------
                                                  $         (0.16)     $         (1.06)     $          0.50      $        (2.05)
                                                     =============        ==============       =============        =============

         For the three months and six months ended June 30, 1999 and for the three months ended June 30, 2000, none of the shares issuable in connection with stock options, warrants or CVR's are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the periods.

Note 6.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

         The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of Abraxas at June 30, 2000. Canadian Abraxas is jointly and severally liable with Abraxas for the entire balance of Abraxas' and Canadian Abraxas' 11.5% Senior Notes due 2004.


                                  BALANCE SHEET
       -------------------------------------------------------------------------
                  Assets                    Liabilities and Shareholders Equity
       ----------------------------------  -------------------------------------
                                 (In Thousands)

       Total current assets    $    6,478  Total current liabilities $   3,272
       Oil and gas properties     154,839  11.5%  Notes due 2004        56,629
       Other assets                 2,520  Note payable to Abraxas      32,103
                                 --------- Other liabilities            18,334
                               $  163,837  Equity                       53,499
                                 =========                           -----------
                                                                $      163,837
                                                                     ===========


Note 7. Business Segments

         Business  segment   information  about  the  Company's  second  quarter
operations in different geographic areas is as follows:

                                                                        Three Months Ended June 30, 2000
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       6,778          $      10,504     $       17,282
                                                          ==================     =================  ===================

             Operating profit........................        $       2,181          $       2,282     $        4,463
                                                          ==================     =================
             General corporate ......................                                                         (1,053)
             Interest expense and amortization of
                deferred financing fees .............                                                         (8,133)
                                                                                                    -------------------
                Income (loss) before income taxes
                  and extraordinary item.............                                                 $       (4,723)
                                                                                                    ===================

                                                                        Three Months Ended June 30, 1999
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       6,210          $      10,566     $       16,776
                                                          ==================     =================  ===================
             Operating profit .......................        $       2,273          $         176     $        2,449
                                                          ==================     =================
             General corporate.......................                                                           (757)
             Interest expense and amortization of
                deferred financing fees .............                                                         (9,988)
                                                                                                    -------------------
                Income before income taxes ..........                                                 $       (8,296)
                                                                                                    ===================

                                                                        Six Months Ended June 30, 2000
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      13,064          $      21,721     $       34,785
                                                          ==================     =================  ===================
             Operating profit........................        $       3,505          $       3,227     $        6,732
                                                          ==================     =================
             General corporate ......................                                                         (1,809)
             Interest expense and amortization of
                deferred financing fees .............                                                        (16,353)
             Other income                                                                                     33,547
                                                                                                    -------------------
                Income before income taxes and
                  extraordinary item ................                                                 $       22,117
                                                                                                    ===================

                                                                         Six Months Ended June 30, 1999
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      12,757          $      19,989     $       32,746
                                                          ==================     =================  ===================
             Operating profit (loss).................        $       4,226          $        (437)    $        3,789
                                                          ==================     =================
             General corporate ......................                                                         (1,493)
             Interest expense and amortization of
                deferred financing fees .............                                                        (18,830)
                                                                                                    -------------------
                Income before income taxes ..........                                                 $      (16,534)
                                                                                                    ===================
                                                                                 June 30, 2000
                                                         -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In Thousands)
             Identifiable assets at June  30, 2000 ..        $     125,470          $     200,034     $      325,504
                                                          ==================     =================
             Corporate assets .......................                                                          9,911
                                                                                                    -------------------
                Total assets ........................                                                 $      335,415
                                                                                                    ===================
                                                                               December, 31, 1999
                                                          ------------------     -----------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In Thousands)
             Identifiable assets at December 31, 1999
                                                             $     107,336          $     206,474     $      313,810
                                                          ==================     =================
             Corporate assets .......................                                                          8,474
                                                                                                    -------------------
                Total assets ........................                                                 $      322,284
                                                                                                    ===================

Note 8.  Contingencies

         In May 1995, certain plaintiffs filed a lawsuit against us alleging negligence and gross negligence, tortious interference with contract, conversion and waste. In March 1998, a jury found against us, and on May 22, 1998, final judgement in the amount of approximately $1.3 million was entered. We filed an appeal and in March 2000, the Court of Appeals reduced the plaintiff's award to $362,495 plus post judgement interest of $68,915. We settled the suit on April 26, 2000, for $435,781which was charged to earnings in the accompanying financial statement.

         Additionally, from time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At June 30, 2000, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Note 9. New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138), which is required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, which delays the required adoption of SFAS No. 133 by one year. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, of firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined the effect of SFAS No. 133 will be on the earnings and financial position of the Company

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in the our Annual Report on Form 10-K filed for the year ended December 31, 1999, which is incorporated herein by reference.

Results of Operations

     The factors which most significantly affect our results of operations are:
 o the sales prices of crude oil and natural gas
 o the level of total sales volumes of crude oil and natural gas, and
 o the level and success of exploration and development activity.

    Selected operating data. The following table sets forth certain of our operating data for the periods presented.

                                          Three Months Ended   Six Months Ended
                                               June 30              June 30
                                        ----------------------------------------
                                           2000      1999       2000     1999
                                        ----------------------------------------

Operating Revenue (in thousands):
Crude Oil Sales .......................   $ 3,200   $ 2,532   $ 5,850   $ 5,264
Natural Gas Sales .....................    12,469    10,383    23,670    20,938
Natural Gas Liquids Sales .............     1,613     1,289     3,388     1,840
Processing Revenue ....................       645     1,050     1,402     1,915
Rig Operations ........................       119       109       250       199
Other .................................        22     1,413       225     2,590
                                          -------   -------   -------   -------
                                          $18,068   $16,776   $34,785   $32,746
                                          =======   =======   =======   =======

Operating Income (in thousands) .......   $ 3,410   $ 1,692   $ 4,923   $ 2,296
Crude Oil Production (MBBLS) ..........       161       192       330       417
Natural Gas Production (MMCFS) ........     5,108     6,732    10,548    13,882
Natural Gas Liquids Production (MBBLS)         82       111       164       184
Average Crude Oil Sales Price ($/BBL) .   $ 19.84   $ 13.22   $ 17.74   $ 12.64
Average Natural Gas Sales Price ($/MCF)   $  2.44   $  1.54   $  2.24   $  1.51
Average Liquids Sales Price ($/BBL) ...   $ 19.70   $ 11.65   $ 20.62   $ 10.01



Comparison of Three Months Ended June 30, 2000 to Three Months Ended June 30,
1999

     Operating Revenue. During the three months ended June 30, 2000, operating revenue from crude oil, natural gas and natural gas liquid sales increased by 21.67% to $17.2 million from $14.2 million for the same period in 1999. This increase was primarily attributable to higher prices. After deducting losses from hedging activities of $2.8 million increased prices contributed $6.4 million in additional revenue. Reduced production volumes had a $3.3 million negative impact on revenue.

Average sales price for the quarter ended June 30, 2000 were:

 o $19.84 per Bbl of crude oil,
 o $19.72 per Bbl of natural gas liquid,  and
 o $ 2.44 per Mcf of natural gas

Average sales price for the quarter ended June 30, 1999 were:

 o $13.22 per Bbl of crude oil
 o $11.65 per Bbl of natrual gas liquid, and
 o $ 1.54 per Mcf of natural gas

Crude oil production declined from 191.5 Mbbls for the three months ended June 30, 1999 to 161.3 MBbls for the same period of 2000. This decline is a result of our de-emphasis on crude oil drilling during 1999 and the natural field decline in production. Natural gas production volumes declined to 5,108 MMcf for the three months ended June 30, 2000 from 6,732 MMcf for the same period of 1999. During 1999 and the first part of 2000 a significant portion of our drilling activity has been in the Edwards Trend in south Texas. Natural gas production volumes in this area increased by 348.8 MMcf from 712.3 MMcf for the three months ended June 30, 1999 to 1,061.0 MMcf for the same period of 2000. Production in our other areas declined due to decreased drilling activity and the fields' natural decline. Natural gas liquids volumes declined from 110.6 MBbls for the three months ended June 30, 1999, to 81.9 MBbls for the same period of 2000. The decline in natural gas liquids is primarily due to a decline in natural gas volumes in the areas that we process liquids.

     Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended June 30, 2000 decreased to $4.3 million compared to $4.6 million for the same period in 1999. The decrease in LOE was primarily due to reduced gas lift cost. Our LOE on a per MCFE basis for the three months ended June 30, 2000 was $0.66 compared to $0.54 for the same period of 1999. The increase on a MCFE basis was primarily due to a decline in production volumes.

     G&A Expenses. G&A expenses increased from $1.5 million for the three months ended June 30, 1999 to $1.6 million for the same period of 2000. G&A expense on a per MCFE basis increased from $0.17 for the quarter ended June 30, 1999 to $0.25 for the same period of 2000. The increase in per MCFE cost is primarily due to the decline in production volumes during the second quarter of 2000 compared to the same period of 1999.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased from $8.8 million for the three months ended June 30, 1999, to $8.5 million in the same period of 2000. Our DD&A on a per MCFE basis for the three months ended June 30, 2000 was $1.30 per MCFE compared to $1.03 in 1999. The decline is primarily due to decreased production during the second quarter of 2000 and a reduction on the full cost pool relating to the write down of Canadian reserves at December 31, 1999. The per MCFE increase is due to higher finding costs added to the full cost pool in 1999 and the first six months of 2000 primarily relating to Canadian operations.

     Interest Expense. Interest expense deceased from $9.7 million for the three months ended June 30, 1999 to $7.9 million for the same period of 2000. This decrease resulted from reduced debt levels during the first six months of 2000 compared to the same period of 1999. The reduced debt level is the result of the exchange of approximately $269.7 million principal amount of our 11.5% Senior Notes due 2004 , Series D (the "Old Notes") for approximately $188.8 million principal amount of our 11.5% Senior Secured Notes due 2004, Series A (the "Second Lien Notes"), shares of our common stock and contingent value rights. The interest savings related to this exchange was partially offset by interest on our 12.875% Senior Secured Notes due 2003 (the "First Lien Notes") which were issued on March 27, 1999. Long-term debt declined from $345.5 million at June 30, 1999 to $268.3 million at June 30, 2000.

Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999

     Operating Revenue. During the six months ended June 30, 2000, operating revenue from crude oil, natural gas and natural gas liquid sales increased from $28.0 million in the six months ended June 30, 1999 to $32.9 million for the same period in 2000. The increase in revenue was primarily attributable to higher prices realized during the six months ended June 30, 2000 as compared to the same period of 1999. After deducting losses from hedging activities of $4.9 million, increased prices contributed $11.2 million in additional revenue. Reduced production volumes had a $6.4 million negative impact on revenue.

Average sales price for the six months ended June 30, 2000 were:

 o  $17.74 per Bbl of crude oil,
 o  $20.62 per Bbl of natural gas liquid, and
 o  $ 2.24 per Mcf of natural gas

Average sales price for the quarter ended June 30, 1999 were:

 o  $12.64 per Bbl of crude oil
 o  $10.01 per Bbl of natural gas liquid, and
 o  $ 1.51 per Mcf of natural gas

     Crude oil production declined from 416.5 MBbls for the six months ended June 30, 1999 to 329.83 MBbls for the same period of 2000. This decline in crude oil production is a result of our de-emphasis on crude oil drilling during 1999 and the natural field decline in production. Natural gas production volumes declined to 10,548.1 MMcf for the six months ended June 30, 2000 from 13,881.7 MMcf for the same period of 1999. During 1999 and the first part of 2000 a significant portion of our drilling activity has been in the Edwards Trend in south Texas. Natural gas production volumes in this area increased by 675.0 MMcf from 1,501.4 MMcf for the six months ended June 30, 1999 to 2,176.4 MMcf for the same period of 2000. Production in our other areas declined due to decreased drilling activity and the fields' natural decline. Natural gas liquids volumes declined from 183.8 MBbls for the six months ended June 30, 1999 to 164.4 MBbls for the same period of 2000. The decline in natural gas liquids is primarily do to a decline in natural gas volumes in the areas that we process liquids.

     Lease Operating Expenses. LOE and natural gas processing expenses were $8.9 million for six months ended June 30, 2000 from $9.4 million for the same period in 1999. The decrease was primarily due to reduced gas lift cost partially offset by a general increase in cost of services. LOE on a per MCFE basis increased to $0.66 per MCFE for the six months ended June 30, 2000 from $0.54 for the same period of 1999. The increase on a MCFE basis was due to a decline in production volumes.

     G&A Expenses. G&A expenses increased from $2.8 million for the six months ended June 30, 1999 to $3.1 million for the same period of 2000. The increase is primarily due to the hiring of additional staff to manage and develop our properties and a general increase in the cost of doing business from 1999 to 2000. G&A expense on a per MCFE basis increased to $0.23 per MCFE from $0.16 for the same period of 1999. The increase in per MCFE expense is primarily due to lower production volumes for the six months ended June 30, 2000 compared to the same period of 1999.

     Depreciation, Depletion and Amortization Expenses. DD&A expense decreased from $18.0 million for the six months ended June 30, 1999, to $17.5 million for the same period of 2000. DD&A expense on a per MCFE basis was $1.29 per MCFE for the six months ended June 30, 2000 compared to $1.03 per MCFE for the six months ended June 30, 1999. The decline is primarily due to decreased production during the first six months of 2000 and a reduction on the full cost pool relating to the write down of Canadian reserves at December 31, 1999. The per MCFE increase is due to higher finding costs added to the full cost pool in 1999 and the first six months of 2000.

     Interest Expense. Interest expense decreased from $18.4 million for the six months ended June 30, 1999 to $15.7 million for the six months ended June 30, 2000. This decrease is due to reduced debt levels during the first half of 2000 compared to the same period of 1999. The reduced debt level is the result of the exchange of approximately $269.70 million principal amount of the Old Notes for approximately $188.8 million principal amount of the Second Lien Notes, shares of our common stock and contingent value rights. The interest savings related to this exchange was partially offset by interest on our First Lien Notes which were issued on March 27, 1999. Long-term debt declined from $345.5 million at June 30, 1999 to $268.3 million at June 30, 2000.

     General. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. The prices of natural gas and, crude oil and natural gas liquids we receive increased during the first six months of 2000. The average natural gas price we realized increased by 48% to $2.24 per MCF during the first six months of 2000, including the impact of a loss from hedging activities of $1.7 million, compared with $1.51 per MCF during the same period of 1999. Crude oil prices increased from $12.64 per BBL during the six months of 1999, to $17.74 per BBL for the same period of 2000, including the impact of a loss from hedging activities of $3.2 million for the six months ended June 30, 2000. Natural gas liquids prices increased to $20.62 per BBL compared to $10.01 per BBL in the first quarter of 1999. In addition, our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless we are successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil, natural gas and natural gas liquid prices return to depressed levels or if our production levels decrease, our revenues, cash flow from operations and profitability will be materially adversely affected.

Liquidity and Capital Resources

     General. Capital expenditures excluding property divestitures during the six months ended June 30, 2000 were $25.9 million compared to $105.6 million during the same period of 1999. The table below sets forth the components of these capital expenditures on a historical basis for the six months ended June 30, 2000 and 1999.
                                                    Six Months Ended
                                                         June 30
                                       -----------------------------------------
                                               2000               1999
                                       -----------------------------------------
Expenditure category (in thousands):
  Acquisitions                         $             135    $          90,291
  Development                                     25,031               14,040
  Facilities and other                               767                1,250
                                           ---------------      ---------------
Total                                  $          25,933    $         105,581
                                           ===============      ===============

     At June 30, 2000, we had current assets of $28.7 million and current liabilities of $24.5 million resulting in a working capital of $4.2 million. This compares to a working capital deficit of $7.3 million at December 31, 1999 and a working capital deficit of $6.9 million at June 30, 1999. The material components of our current liabilities at June 30, 2000 include trade accounts payable and revenues due third parties of $16.0 million and accrued interest of $6.4 million.

     Operating activities during the six months ended June 30, 2000 used $0.6 million cash compared to providing $1.0 million in the same period in 1999. Net income plus non-cash expense items during 2000 and net changes in operating assets and liabilities accounted for most of these funds. Investing provided $8.9 million net during the first six months of 2000. The sale of our equity investment in Abraxas Wamsutter, L.P. provided $34.0 million with $25.0 million being utilized for the acquisition and development of crude oil and natural gas properties and $0.77 million of which was utilized for facilities and other. This compares to $103.8 million required during the same period of 1999, $90.3 million of which was utilized for the acquisition of oil and gas properties, $14.0 million of which was utilized for the development of crude oil and natural gas properties and other facilities, and $1.3 million of which was utilized for facilities and other. Financing activities used $4.1 million for the first six months of 2000 compared to providing $43.2 million for the same period of 1999. Financing activities in 1999 include the proceeds of $63.5 million from the issuance of the First Line Notes in March 1999 and borrowings under a credit facility of $19.5 million, which were offset by the repayment of the credit facility in the amount of $35.2 million.

     Our current budget for capital expenditures for the last six months of 2000 other than acquisition expenditures is approximately $23.7 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should commodity prices remain at depressed levels or decline further, reductions in the capital expenditure budget may be required.

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

     In March 2000, we sold our interest in certain crude oil and natural gas properties that we owned and operated in Wyoming. In addition, we sold our equity investment in Abraxas Wamsutter L.P., a limited partnership of which one of our subsidiaries was the general partner, which owns an interest in crude oil and natural gas properties in the same area. Our net proceeds from these transactions were approximately $34.0 million.

     We are continuing to rationalize our significant non-core Canadian assets to allow us to continue to grow while reducing our debt. Subsequent to June 30, we have agreements to sell non-core Canadian assets for approximately $8.5 million. All such sales are expected to close by the end of the third quarter. We may sell other non-core assets or seek partners to fund a portion of the exploration costs of undeveloped acreage and are considering other potential strategic alternatives.

     We will have three principal sources of liquidity going forward: (i) cash on hand, including the proceeds from the sale of the Wyoming properties, (ii) cash flow from operations, and (iii) the production payment with Southern. We also intend to sell certain non-core properties, although the terms of the First Lien Notes Indenture, the Second Lien Notes Indenture and the Old Notes Indenture substantially limit our use of proceeds from such sales. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net cash flow from operations plus cash on hand, cash available under the production payment and the proceeds from the sale of certain non-core properties will be adequate to fund operations and planned capital expenditures

Long-Term Indebtedness.

     Old Notes. On November 14, 1996, Abraxas and Canadian Abraxas consummated the offering of $215.0 million of their 11.5% Senior Notes due 2004, Series A, which were exchanged for Series B Notes in February 1997. On January 27, 1998, Abraxas and Canadian Abraxas completed the sale of $60.0 million of their 11.5% Senior Notes due 2004, Series C. The Series B Notes and the Series C Notes were subsequently exchanged for $275.0 million in principal amount of the Old Notes in June 1998.

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


                  Year                                        Percentage
                  -------
                  2000...................................  105.750%
                  2001...................................  102.875%
                  2002 and thereafter....................  100.000%

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

                    Year                                        Percentage
                    --------                                   ------------
                    2001.......................................  103.000%
                    2002 and thereafter........................  100.000%

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

     The First Lien Notes are senior indebtedness of Abraxas secured by a first lien on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The First Lien Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Canadian Abraxas, Sandia and one of our wholly-owned subsidiaries, Wamsutter Holdings, Inc. The guarantees are secured by substantially all of the crude oil and natural gas properties of the guarantors and the shares of Grey Wolf owned by Canadian Abraxas.


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

                    Year                                          Percentage
                   -------                                       ------------
                    2000.......................................... 105.750%
                    2001.......................................... 102.875%
                    2002 and thereafter........................... 100.000%

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

     The indenture governing the Second Lien Notes contains certain covenants that limit the ability of Abraxas and Canadian Abraxas and certain of their subsidiaries, including the guarantors of the Second Lien Notes (the "Second Lien Restricted Subsidiaries") to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of Abraxas or Canadian Abraxas.

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

     Hedging Activities. In October of 1999 we entered into a hedge agreement with Barrett Resources Corporation ("Barrett") for the period November 1999 through October 2000. This agreement is for 1,000 Bbls per day with us being paid $20.30 per Bbl and 1,000 Bbls per day with a floor of $18.00 and a ceiling of $22.00 per Bbl. Additionally, Barrett has a call on an either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barret's option over the term of the agreement at fixed prices through October 31, 2002. We realized a loss of $3.2 million on this agreement during the first six months of 2000, which is accounted for in crude oil and natural gas revenue.

     As of June 30, 2000, we had 22.5 MMBtupd hedged through October 31, 2000, of which 2.5 MMBtupd is hedged at an average NYMEX price less $0.83 (approximately $3.65 per MMBtu as of June 30, 2000) and 20.0 MMBtupd with a ceiling of $2.39 and a floor of $2.07 based on an AECO index. Both of these hedges are with Barrett. In connection with the 20.0 MMBtupd Barrett hedge, we realized a loss of $1.7 million for the six months ended June 30, 2000, which is accounted for in crude oil and natural gas revenue.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk.


  Commodity Price Risk

     Our exposure to market risk rests primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manage crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Assuming the production levels we attained during the six months ended June 30, 2000, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income (loss) by approximately $3.3 million for the six months ended June 30, 2000. . Interest rate risk

     At June 30, 2000, substantially all of our long-term debt is at fixed interest rates and not subject to fluctuations in market rates.

  Foreign currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre tax loss of $1.8 million for the six months ended June 30, 2000. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net income by approximately $90,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

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

ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION
Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           At the Annual Meeting of Shareholders held on May 26, 2000 the following proposals were adopted by the margins indicated:

              1. Election of one director for term of three years, to hold office until the expiration of his term in 2003 or until a successor shall have been elected & qualified.

                                              Number of Shares
                                            For            Against
                  Franklin A. Burke      18,685,848       1,636,032

                           Directors whose term continued after the meeting

                           Robert L.G. Watson
                           James C. Phelps
                           Craig S. Bartlett, Jr.
                           Ralph F. Cox
                           Fredrick M. Pevow, Jr.
                           Joseph A. Wagda

              2. Proposal to approve amendment to Abraxas Petroleum Corporation
                 Articles of Incorporation to increase the number of authorized shares of Common Stock to 200,000,000.

                                     Number of Shares
                             For       Against       Abstain
                         14,578,364    5,626,851      116,665



              3. Approval of the appointment of Ernst & Young LLP as the
                 Company's auditors.

                                       Number of Shares
                             For         Against         Abstain
                         20,161,996        7,042          152,842

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibit 27 - Financial Data Schedule
           (b) Reports on Form 8-K
                 April  6,  2000 -  Disposition  of  partnership  interest.
           (c) Exhibit 99.1 - Press Release dated August 10, 2000
           (d) Exhibit 99.2 - Press Release dated August 7, 2000

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  August 14, 2000            By:/s/
         -----------------               ---
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  August 14, 2000            By:/s/
         -----------------               ---
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer

                                                                   EXHIBIT 99.1
                                  NEWS RELEASE

FOR IMMEDIATE RELEASE               www.abraxaspetroleum.com

FOR MORE INFORMATION CONTACT:
JANICE HERNDON/MANAGER CORP. COMMUNICATIONS

                   ABRAXAS PETROLEUM CORPORATION COMMON STOCK
                 TO BEGIN TRADING ON THE AMERICAN STOCK EXCHANGE

SAN ANTONIO, TX - (August 10, 2000) - Abraxas Petroleum Corporation (OTC Bulletin Board: AXAS) announced today its application to list its common stock on the American Stock Exchange (AMEX) has been approved and trading is expected to commence on or about August 18, 2000.

The Company's common stock on the AMEX will be listed under the new ticker symbol "ABP".

Bob Watson, Company CEO commented, "We are extremely pleased to be able to announce that Abraxas shares will now be traded on the AMEX. We feel this move puts the Company in the position to benefit from the increased exposure that the AMEX offers, greatly improving the analytical and investor following that should accompany trading on this exchange. The American Stock Exchange has evolved into the home of many E&P companies and we feel fortunate to be able to now compete in the same trading arena."

Abraxas Petroleum Corporation is a San Antonio-based crude oil and natural gas exploration and production company that also processes natural gas. It operates in Texas, Kansas, Wyoming and western Canada.

Safe Harbor for forward-looking statement: Statements in this release looking forward in time involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to be materially different from any future performance suggested in this release. Such factors may include, but may not be necessarily limited to, changes in the prices received by the Company for crude oil and natural gas. In addition, the Company's future crude oil and natural gas production is highly dependent upon the Company's level of success in acquiring or finding additional reserves. Further, the Company operates in an industry sector where securities values are highly volatile and may be influenced by economic and other factors beyond the Company's control. In the context of forward-looking information provided for in this release, reference is made to the discussion of risk factors detailed in the Company's filing with the Securities and Exchange Commission during the past 12 months.

                                                                  EXHIBIT 99.2

                               NEWS RELEASE

FOR IMMEDIATE RELEASE               www.abraxaspetroleum.com

FOR MORE INFORMATION CONTACT:
CHRIS WILLIFORD, EVP/CFO

         ABRAXAS PETROLEUM CORPORATION ANNOUNCES DRILLING JOINT VENTURE
                            WITH EOG RESOURCES, INC.

SAN ANTONIO, TX - (August 7, 2000) - Abraxas Petroleum Corporation (OTC Bulletin
Board: AXAS) announced today it has entered into a letter of intent for a joint venture with EOG Resources, Inc. (EOG) to develop its Montoya play in west Texas. EOG Resources, Inc. will pay Abraxas $2.5 million to earn 75% of Abraxas' working interest in the Montoya formation covering approximately 11,000 net acres in Ward and Reeves Counties. EOG will operate and pay 100% of the costs of up to five horizontal wells in the Montoya formation and will spud two of the wells before year end. Abraxas will retain a carried 25% working interest in four of the wells and will have an override and a 30% working interest after payout in the fifth well. The two companies will enter into an AMI covering the Montoya formation in this area. The wells will offset several wells drilled by ExxonMobil and ARCO that have tested at rates of 8 to 17 mmcfpd per well.

Abraxas' CEO Bob Watson said, "This joint venture validates the value of one of several horizontal exploitation projects none of which are reflected in our proved reserves. We are proud to have such a quality partner as EOG. The savings in capital expenditures to the Company of over $15 million will allow us to more aggressively pursue other horizontal exploitation ventures while maintaining prudent liquidity."

The joint venture is subject to final documentation and due diligence and is expected to close by the end of August.

Abraxas Petroleum Corporation is a San Antonio-based crude oil and natural gas exploration and production company that also processes natural gas. It operates primarily along the Texas Gulf Coast, in the Permian Basin of western Texas, western Canada and Wyoming.

Safe Harbor for forward-looking statement: Statements in this release looking forward in time involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to be materially different from any future performance suggested in this release. Such factors may include, but may not be necessarily limited to, changes in the prices received by the Company for crude oil and natural gas. In addition, the Company's future crude oil and natural gas production is highly dependent upon the Company's level of success in acquiring or finding additional reserves. Further, the Company operates in an industry sector where securities values are highly volatile and may be influenced by economic and other factors beyond the Company's control. In the context of forward-looking information provided for in this release, reference is made to the discussion of risk factors detailed in the Company's filing with the Securities and Exchange Commission during the past 12 months.