Form 10-Q/A
period 2000-06-30
ABRAXAS PETROLEUM CORP
filed 2000-08-15
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One                     FORM 10-Q/A Number 1

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                      74-2584033
         ---------------------------                 ----------

         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)                Identification Number)

         500 N. Loop 1604, East, Suite 100, San Antonio, Texas        78232
         -----------------------------------------------------      ---------
         (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code   (210)  490-4788
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





                                     1 of 4

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX



                                     PART II
                                OTHER INFORMATION

ITEM 2(c)     Changes in Securities...........................3
              Signatures   ...................................4

ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

    Abraxas Petroleum Corporation's Form 10-Q for the quarter ended June 30, 2000 is hereby amended by adding the following:
                                     PART II
                                OTHER INFORMATION


Item 2.(c) Changes in Securities

                  In April 2000,  Robert L.G.  Watson,  Robert W.  Carington and
           Chris E. Williford were awarded options under the 2000 Long Term Incentive Plan. A total of 1,959,447 options were granted at an exercise price of $5.03 per share. These options vest at 25% per year over a four-year period. The options were issued pursuant to
           Section 4(2) of the Securities Act of 1933, as amended.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  August 15, 2000            By:/s/
         -----------------               ---
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  August 15, 2000            By:/s/
         -----------------               ---
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer