Form 10-Q/A
period 2000-06-30
ABRAXAS PETROLEUM CORP
filed 2000-11-02
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   (Mark One)                FORM 10-Q/A Number 2

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





                                     1 of 29

Abraxas Petroleum Corporation is filing this Amendment Number 2 to Quarterly Report on Form 10-Q for the period ended June 30, 2000, in order to revise the Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations sections of that report. This revision is due to the correction of errors in the recording of hedge settlements. The net effect of this correction is a $1.8 million reduction in oil and gas production revenues, with a corresponding increase in the net loss previously reported. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Form 10-Q as revised is included in this filing.


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                             FORM 10 - Q/A Number 2
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements (Unaudited)
             Consolidated Balance Sheets - June 30, 2000 (restated)
                      and December 31,1999................................3
             Consolidated Statements of Operations -
                      Three and Six Months Ended June 30, 2000 (restated)
                      and 1999............................................5
             Consolidated Statement of  Stockholders Equity (Deficit)
                      June 30, 2000 (restated)and December 31, 1999.......6
             Consolidated Statements of Cash Flows -
                      Six Months Ended June 30, 2000 (restated) and 1999..7
             Notes to Consolidated Financial Statements...................8

                                 PART II
                            OTHER INFORMATION

ITEM 1 - Legal proceedings...............................................27
ITEM 2 - Changes in Securities...........................................27
ITEM 3 - Defaults Upon Senior Securities.................................27
ITEM 4 - Submission of Matters to a Vote of Security Holders.............27
ITEM 5 - Other Information...............................................27
ITEM 6 - Exhibits and Reports on Form 8-K................................28
              Signatures   ..............................................29



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
                                                                   ================== ===================



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                                       June 30,          December 31,
                                                                         2000                1999
                                                                      (Unaudited)
                                                                   --------------------------------------
                                                                              (In thousands)

Current liabilities:
   Accounts payable...........................................        $      17,844      $      19,053
   Accrued interest...........................................                6,390              6,358
   Other accrued expenses.....................................                2,059                923
                                                                   ------------------  -------------------
     Total current liabilities ...............................               26,293             26,334

Long-term debt................................................              268,293            273,421

Deferred income taxes ........................................               19,289             16,935
Minority interest in foreign subsidiary ......................               11,078             10,496
Future site restoration  .....................................                4,625              4,603

Commitments and contingencies

Stockholders' equity (Deficit):
   Common  stock,  par value  $.01 per share -  authorized
   200,000,000  shares; issued  22,759,852 and 22,747,099
   shares at June 30, 2000 and December 31,1999, respectively                   227                227
   Additional paid-in capital ................................              127,423            127,562
   Accumulated deficit .......................................             (118,082)          (139,825)
   Treasury stock, at cost, 127,083 and 152,083 shares at June
     30, 2000 and December 31, 1999, respectively ............                 (886)            (1,071)
   Accumulated other comprehensive loss.......................                  611              3,602
                                                                   ------------------ -------------------
Total stockholders' equity (deficit)                                          9,293             (9,505)
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



           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                               2000               1999              2000               1999
                                                        ------------------- ----------------- ----------------- -------------------
                                                                           (In thousands except per share data)
Revenue:
   Oil and gas production revenues ...................     $      15,501       $    14,204       $     31,127      $     28,042
   Gas processing revenues ...........................               645             1,050              1,402             1,915
   Rig revenues ......................................               119               109                250               199
   Other  ............................................                22             1,413                225             2,590
                                                        ------------------- ----------------- ----------------- -------------------
                                                                  16,287            16,776             33,004            32,746
Operating costs and expenses:
   Lease operating and production taxes ..............             4,301             4,647              8,930             9,405
   Depreciation, depletion, and amortization .........             8,518             8,821             17,466            17,967
   Rig operations ....................................               196               157                384               296
   General and administrative ........................             1,643             1,459              3,082             2,782
                                                        ------------------- ----------------- ----------------- -------------------
                                                                  14,658            15,084             29,862            30,450
                                                        ------------------- ----------------- ----------------- -------------------
Operating income .....................................             1,629             1,692              3,142             2,296

Other (income) expense:
   Interest income ...................................              (267)              (81)              (327)             (267)
   Amortization of deferred financing fee ............               508               346              1,015               691
   Interest expense ..................................             7,892             9,723             15,665            18,406
   Gain on sale of partnership investment.............                 -                 -            (33,983)                -
   Other expense .....................................                 -                 -                436                 -
                                                        ------------------- ----------------- ----------------- -------------------
                                                                   8,133             9,988            (17,194)           18,830
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss) from operations before taxes and
   extraordinary item .............................               (6,504)           (8,296)            20,336           (16,534)
Income tax expense (benefit):
   Current ...........................................                57               111                183               213
   Deferred ..........................................               (26)           (1,698)              (479)           (3,737)
Minority interest in income of consolidated foreign
   subsidiary ........................................               204                32                215                25
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss)  before extraordinary item ......               (6,739)           (6,741)            20,417           (13,035)
Extraordinary item:
   Debt extinguishment and restructure................             1,326                 -              1,326                 -
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss)  ................................        $      (5,413)      $    (6,741)      $     21,743      $    (13,035)
                                                        =================== ================= ================= ===================
Earnings (loss) per common share:
     Net Income (loss) before extraordinary item...       $        (0.30)      $    (1.06)       $        0.90     $    (2.05)
     Extraordinary item ...........................                 0.06                 -                0.06            -
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss) per common share ................       $        (0.24)      $    (1.06)       $        0.96     $    (2.05)
                                                        =================== ================= ================= ===================
Earnings (loss) per common share assuming dilution:
     Net Income (loss) before extraordinary item...       $        (0.30)      $    (1.06)       $        0.43     $    (2.05)
     Extraordinary item ...........................                 0.06                 -                0.03            -
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss) per common share ................       $        (0.24)      $    (1.06)       $        0.46     $    (2.05)
                                                        =================== ================= ================= ===================


           See accompanying notes to consolidated financial statements

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands except share amounts)



                                                                                                            Other
                                     Common Stock         Treasury Stock    Additional                   Accumulated
                                 ------------------------------------------ Paid in       Accumulated  Comprehensive
                                  Shares   Amount     Shares     Amount     Capital        Deficit      Income (Loss)    Total
                                ---------------------------------------------------------------------------------------------------
Balance at December 31, 1999..  22,747,099  $   227   152,083     $(1,071)  $  127,562     $  (139,825)   $     3,602   $   (9,505)
   Comprehensive income
     (loss):
     Net income ..............          -         -         -           -            -          21,743           -          21,743
     Other comprehensive
       income:
       Foreign currency
         translation
         adjustment...........         -         -         -           -            -               -          (2,991)      (2,991)
                                                                                        --------------------------------------------
   Comprehensive income (loss)          -        -         -           -            -           21,743         (2,991)      18,752
   Issuance of common stock
     for compensation ........      12,753       -    (25,000)        185         (139)              -           -              46
                                  ------------------------------------------------------- ------------------------------------------
Balance at June 30, 2000
   (unaudited)                  22,759,852  $   227   127,083    $   (886)  $  127,423     $  (118,082)   $       611   $    9,293
                                ======================================================= ============================================


           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                  2000           1999
                                                                               ----------     ----------
                                                                                     (In Thousands)
Operating Activities
Net income (loss) ..........................................................   $  21,743    $ (13,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Minority interest in income of foreign subsidiary .....................         215           25
     Gain on sale of partnership investment ................................     (33,983)        --
     Extraordinary gain on extinguishment of debt ..........................      (1,326)        --
     Depreciation, depletion, and amortization .............................      17,466       17,967
     Amortization of deferred financing fees ...............................       1,015          691
     Amortization of premium on Senior Notes ...............................        --           (289)
     Deferred income tax benefit ...........................................        (479)      (3,737)
     Issuance of common stock for compensation .............................          46           52
     Changes in operating assets and liabilities:
         Accounts receivable ...............................................      (4,676)       1,938
         Equipment inventory and other assets ..............................        (687)         517
         Accounts payable and accrued expenses .............................         111       (3,098)
                                                                                 ---------   ---------
Net cash provided  (used) by operating activities ..........................        (555)       1,031

Investing Activities
Capital expenditures, including purchases and  development of properties ...     (25,933)    (105,581)
Proceeds from sale of oil and gas properties and equipment inventory .......         842        1,795
Proceeds from sale of partnership investment ...............................      34,482         --
                                                                               ---------    ---------
Net cash provided (used) by investing activities ...........................       9,391     (103,786)

Financing Activities
Purchase of treasury stock, net ............................................        --             (5)
Proceeds from long-term borrowings .........................................       4,750       83,000
Payments on long-term borrowings ...........................................      (8,329)     (37,145)
Deferred financing fees ....................................................        (544)      (2,680)
                                                                               ---------    ---------
Net cash used by financing activities ......................................      (4,123)      43,170
Effect of exchange rate changes on cash ....................................        (170)         188
                                                                               ---------    ---------
Increase (decrease) in cash ................................................       4,543      (59,397)
Cash at beginning of period ................................................       3,799       61,390
                                                                               ---------    ---------
Cash at end of period ......................................................   $   8,342    $   1,993
                                                                               =========    =========

Supplemental Disclosures
Supplemental disclosures of cash flow information:
     Interest paid .........................................................   $  15,633    $  16,656
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

Note 5. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended June 30,              Six Months Ended June 30,
                                                    --------------------------------------    -----------------------------------
                                                         2000                 1999                 2000                 1999
                                                     -------------        --------------       -------------        -------------
Numerator:
Net income (loss) from continuing operations      $       (6,739)      $        (6,741)     $        20,417      $      (13,035)
                                                    --------------        --------------       -------------        -------------
  Numerator for basic and diluted earnings per
  share -  income (loss) continuing operations            (6,739)               (6,741)              20,417             (13,035)
Extraordinary item                                         1,326                -                     1,326                   -
                                                     -------------        --------------       -------------        -------------
  Numerator for basic earnings per share -
  income     (loss) applicable to common stock            (5,413)               (6,741)              21,743             (13,035)

Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares                            22,651,701             6,340,745          22,648,946
                                                                                                                       6,337,318
  Effect of dilutive securities:
    Stock options, warrants and CVR's                     -                     -                24,643,676              -
                                                     -------------        --------------       -------------        -------------
  Dilutive potential common shares  Denominator
    for diluted earnings per share -
    adjusted weighted-average shares and assumed
    Conversions                                        22,651,701             6,340,745          47,292,622            6,337,318

  Basic earnings (loss) per share:
    Income (loss) from operations                 $         (0.30)     $         (1.06)     $          0.90      $        (2.05)
    Extraordinary item                                       0.06                 -                    0.06                   -
                                                     -------------        --------------       -------------        -------------
                                                  $         (0.24)     $         (1.06)     $          0.96      $        (2.05)
                                                     =============        ==============       =============        =============
  Diluted earnings (loss) per share:
    Income (loss) from continuing operations      $         (0.30)     $         (1.06)     $          0.43      $        (2.05)
                                                             0.06                 -                    0.03                   -
                                                     -------------        --------------       -------------        -------------
                                                  $         (0.24)     $         (1.06)     $          0.46      $        (2.05)
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
                                                                     ===========


Note 7. Business Segments

         Business  segment   information  about  the  Company's  second  quarter
operations in different geographic areas is as follows:

                                                                       Three Months Ended June 30, 2000
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       4,997          $      10,504     $       15,501
                                                          ==================     =================  ===================

             Operating profit........................        $         400          $       2,282     $        2,682
                                                          ==================     =================
             General corporate ......................                                                         (1,053)
             Interest expense and amortization of
                deferred financing fees .............                                                         (8,133)
                                                                                                    -------------------
                Income (loss) before income taxes
                  and extraordinary item.............                                                 $       (6,504)
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
                                                                                                    ===================

                                                                        Six Months Ended June 30, 2000
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      11,283          $      21,721     $       33,004
                                                          ==================     =================  ===================
             Operating profit........................        $       1,724          $       3,227     $        4,951
                                                          ==================     =================
             General corporate ......................                                                         (1,809)
             Interest expense and amortization of
                deferred financing fees .............                                                        (16,353)
             Other income                                                                                     33,547
                                                                                                    -------------------
                Income before income taxes and
                  extraordinary item ................                                                 $       20,336
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

Note 9. New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138), which is required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, which delays the required adoption of SFAS No. 133 by one year. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, of firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined the effect of SFAS No. 133 will be on the earnings and financial position of the Company


Note 10. Restatement

         Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarterly period ended June 30, 2000 certain errors in the recording of settlements on the Company's hedging activities were detected. As a result, the condensed consolidated financial statements for the three and six month periods ended June 30, 2000 have been restated to correct these errors. The net effect of the correction is a reduction of oil and gas production revenue of $1.8 million for the three and six month periods.

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

                                          Three Months Ended   Six Months Ended
                                               June 30              June 30
                                        ----------------------------------------
                                           2000      1999       2000     1999
                                        ----------------------------------------

Operating Revenue (in thousands):
Crude Oil Sales .......................   $ 3,577   $ 2,532   $ 5,227   $ 5,264
Natural Gas Sales .....................    11,311    10,383    22,512    20,938
Natural Gas Liquids Sales .............     1,613     1,289     3,388     1,840
Processing Revenue ....................       645     1,050     1,402     1,915
Rig Operations ........................       119       109       250       199
Other .................................        22     1,413       225     2,590
                                          -------   -------   -------   -------
                                          $16,287   $16,776   $33,004   $32,746
                                          =======   =======   =======   =======

Operating Income (in thousands) .......   $ 1,629   $ 1,692   $ 3,142   $ 2,296
Crude Oil Production (MBBLS) ..........       161       192       330       417
Natural Gas Production (MMCFS) ........     5,108     6,732    10,548    13,882
Natural Gas Liquids Production (MBBLS)         82       111       164       184
Average Crude Oil Sales Price ($/BBL) .   $ 15.98   $ 13.22   $ 15.85   $ 12.64
Average Natural Gas Sales Price ($/MCF)   $  2.21   $  1.54   $  2.13   $  1.51
Average Liquids Sales Price ($/BBL) ...   $ 19.72   $ 11.65   $ 20.62   $ 10.01



Comparison of Three Months Ended June 30, 2000 to Three Months Ended June 30,
1999

     Operating Revenue. During the three months ended June 30, 2000, operating revenue from crude oil, natural gas and natural gas liquid sales increased by 9.1% to $15.5 million from $14.2 million for the same period in 1999. This increase was primarily attributable to higher prices. After deducting losses from hedging activities of $4.6 million increased prices contributed $6.4 million in additional revenue. Reduced production volumes had a $3.3 million negative impact on revenue.

Average sales price for the quarter ended June 30, 2000 were:

 o $15.98 per Bbl of crude oil,
 o $19.72 per Bbl of natural gas liquid,  and
 o $ 2.21 per Mcf of natural gas

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

Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999

     Operating Revenue. During the six months ended June 30, 2000, operating revenue from crude oil, natural gas and natural gas liquid sales increased from $28.0 million in the six months ended June 30, 1999 to $31.1 million for the same period in 2000. The increase in revenue was primarily attributable to higher prices realized during the six months ended June 30, 2000 as compared to the same period of 1999. After deducting losses from hedging activities of $6.7 million, increased prices contributed $11.2 million in additional revenue. Reduced production volumes had a $6.4 million negative impact on revenue.

Average sales price for the six months ended June 30, 2000 were:

 o  $15.85 per Bbl of crude oil,
 o  $20.62 per Bbl of natural gas liquid, and
 o  $ 2.13 per Mcf of natural gas

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
                                           ===============      ===============

     At June 30, 2000, we had current assets of $28.7 million and current liabilities of $26.3 million resulting in working capital of $2.5 million. This compares to a working capital deficit of $7.3 million at December 31, 1999 and a working capital deficit of $6.9 million at June 30, 1999. The material components of our current liabilities at June 30, 2000 include trade accounts payable and revenues due third parties of $17.8 million and accrued interest of $6.4 million.

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

     Hedging Activities. In October of 1999 we entered into a hedge agreement with Barrett Resources Corporation ("Barrett") for the period November 1999 through October 2000. This agreement is for 1,000 Bbls per day with us being paid $20.30 per Bbl and 1,000 Bbls per day with a floor of $18.00 and a ceiling of $22.00 per Bbl. Additionally, Barrett has a call on an either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barret's option over the term of the agreement at fixed prices through October 31, 2002. We realized a loss of $3.8 million on this agreement during the first six months of 2000, which is accounted for in crude oil and natural gas revenue.

     As of June 30, 2000, we had 22.5 MMBtupd hedged through October 31, 2000, of which 2.5 MMBtupd is hedged at an average NYMEX price less $0.83 (approximately $3.65 per MMBtu as of June 30, 2000) and 20.0 MMBtupd with a ceiling of $2.39 and a floor of $2.07 based on an AECO index. Both of these hedges are with Barrett. In connection with the 20.0 MMBtupd Barrett hedge, we realized a loss of $2.9 million for the six months ended June 30, 2000, which is accounted for in crude oil and natural gas revenue.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk.


  Commodity Price Risk

     Our exposure to market risk rests primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manage crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Assuming the production levels we attained during the six months ended June 30, 2000, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income (loss) by approximately $3.1 million for the six months ended June 30, 2000. Interest rate risk

     At June 30, 2000, substantially all of our long-term debt is at fixed interest rates and not subject to fluctuations in market rates.

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


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  November 1, 2000           By:/s/
         ------------------              ---
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  November 1,2000            By:/s/
         -----------------               ---
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer