Form 10-Q
period 2000-09-30
ABRAXAS PETROLEUM CORP
filed 2000-11-14
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                                  FORM 10-Q
         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                      74-2584033
     ------------------------------          ---------------------------
    (State or Other Jurisdiction of           (I.R.S. Employer
     Incorporation or Organization)           Identification Number)

         500 N. Loop 1604, East, Suite 100, San Antonio, Texas    78232
         -----------------------------------------------------   --------
         (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code   (210)    490-4788
                                                     ------------------

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)
-------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No __

         The number of shares of the issuer's common stock outstanding as of November 10, 2000, was:

                  Class                                    Shares Outstanding

         Common Stock, $.01 Par Value                          22,593,939






                                     1 of 27

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements (Unaudited)
           Consolidated Balance Sheets - September 30, 2000
              and December 31,1999...........................................3
           Consolidated Statements of Operations -
              Three and Nine Months Ended September 30, 2000 and 1999........5
           Consolidated Statement of Stockholders Equity (Deficit)
              September 30, 2000 and December 31, 1999.......................6
           Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 2000 and 1999..................7
           Notes to Consolidated Financial Statements........................8

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................16


ITEM 3 - Quantitative and Qualitative Disclosures about market risk.........24

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal proceeding...................................................26
ITEM 2 - Changes in Securities..............................................26
ITEM 3 - Defaults Upon Senior Securities....................................26
ITEM 4 - Submission of Matters to a Vote of Security Holders................26
ITEM 5 - Other Information..................................................26
ITEM 6 - Exhibits and Reports on Form 8-K...................................26
              Signatures   .................................................27

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                                     September 30,       December 31,
                                                                         2000                1999
                                                                      (Unaudited)
                                                                   --------------------------------------
                                                                                (In thousands)
Current assets:
   Cash ...................................................           $       3,633      $       3,799
   Accounts receivable, less allowance for doubtful
       accounts............................................                  16,245             14,352
   Equipment inventory ....................................                   1,461                447
   Other current assets ...................................                     479                431
                                                                   ------------------ -------------------
     Total current assets .................................                  21,818             19,029

Property and equipment.....................................                 544,688            514,353
Less accumulated depreciation, depletion, and amortization
                                                                            244,255            219,687
                                                                   ------------------ -------------------
   Net property and equipment based on the full cost
     method of accounting for oil and gas properties of
     which $17,057 was excluded from amortization .........                 300,433            294,666
Deferred financing fees, net of accumulated amortization
   of $4,826 and $6,349 at December 31, 1999 and September
   30, 2000, respectively .................................                   6,729              7,711
Other assets ..............................................                   5,099                878
                                                                   ------------------ -------------------
   Total assets ...........................................           $     334,079      $     322,284
                                                                   ================== ===================



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                                     September 30,       December 31,
                                                                         2000                1999
                                                                      (Unaudited)
                                                                   --------------------------------------
                                                                              (In thousands)
Current liabilities:
   Accounts payable ..........................................        $      19,561      $      19,053
   Accrued interest ..........................................               10,025              6,358
   Other accrued expenses ....................................                1,879                923
                                                                   ------------------   -----------------
     Total current liabilities ...............................               31,465             26,334

Long-term debt................................................              264,586            273,421

Deferred income taxes ........................................               24,420             16,935
Minority interest in foreign subsidiary ......................               11,434             10,496
Future site restoration  .....................................                4,691              4,603
Other ........................................................                1,490                  -

Commitments and contingencies

Stockholders' equity (Deficit):
   Common  stock,  par value  $.01 per share -  authorized
     200,000,000  shares; issued  22,759,852 and 22,747,099
     shares at September 30, 2000 and December 31, 1999
     respectively.............................................                  227                227
   Additional paid-in capital ................................              127,570            127,562
   Accumulated deficit .......................................             (129,535)          (139,825)
   Treasury stock, at cost, 165,883 and 152,083 shares at
     September 30, 2000 and December 31, 1999, respectively...                 (964)            (1,071)
   Accumulated other comprehensive loss.......................               (1,305)             3,602
                                                                   ------------------ -------------------
Total stockholders' equity  (deficit).........................               (4,007)            (9,505)
                                                                   ------------------ -------------------
     Total liabilities and stockholders' equity  (deficit)....        $     334,079      $     322,284
                                                                   ================== ===================



                                      See accompanying notes to consolidated financial statements



                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended                     Nine Months Ended
                                                                   September 30,                          September 30,
                                                       --------------------------------------- ------------------------------------
                                                              2000                1999               2000               1999
                                                       -------------------- ------------------ -----------------  -----------------
                                                                          (In thousands except per share data)
Revenue:
   Oil and gas production revenues ...................    $      15,345        $     15,842       $     46,472       $     43,884
   Gas processing revenues ...........................              672                 818              2,074              2,733
   Rig revenues ......................................              134                 129                384                328
   Other  ............................................              226                 169                451              2,759
                                                       -------------------- ------------------ -----------------  -----------------
                                                                 16,377              16,958             49,381             49,704
Operating costs and expenses:
   Lease operating and production taxes ..............            4,577               4,581             13,507             13,986
   Depreciation, depletion, and amortization .........            8,746               7,834             26,212             25,801
   Rig operations ....................................              204                 156                588                452
   General and administrative ........................            1,680               1,405              4,762              4,187
                                                       -------------------- ------------------ -----------------  -----------------
                                                                 15,207              13,976             45,069             44,426
                                                       -------------------- ------------------ -----------------  -----------------
Operating income .....................................            1,170               2,982              4,312              5,278

Other (income) expense:
   Interest income ...................................             (155)               (226)              (482)              (493)
   Amortization of deferred financing fee ............              508                 382              1,523              1,073
   Interest expense ..................................            7,706              10,016             23,371             28,422
   Gain of sale of equity investment..................                -                   -            (33,983)                 -
   Other .............................................              147                   -              1,030                  -
                                                       -------------------- ------------------ -----------------  -----------------
                                                                  8,206              10,172             (8,541)            29,002
Income (loss) from operations before taxes and
   extraordinary item ................................           (7,036)             (7,190)            12,853            (23,724)
Income tax expense (benefit):
   Current ...........................................             (112)                 92                 71                305
   Deferred ..........................................            4,147                (510)             3,248             (4,247)
Minority interest in income of consolidated foreign
   subsidiary ........................................              382                 147                597                172
                                                       -------------------- ------------------ -----------------  -----------------
Net income (loss) before extraordinary item .......             (11,453)             (6,919)             8,937            (19,954)
                                                                                                               $
Extraordinary item:
     Debt extinguishment - net of tax .............                   -                   -              1,353                  -
                                                       -------------------- ------------------ -----------------  -----------------
Net Income (loss) .................................      $      (11,453)      $      (6,919)     $      10,290      $     (19,954)
                                                       ==================== ================== =================  =================
Earnings (loss) per common share:
     Net Income (loss) before extraordinary item...      $        (0.51)       $     (1.09)       $     0.40         $     (3.15)
     Extraordinary item ...........................                 -                    -              0.06                   -
                                                       -------------------- ------------------ -----------------  -----------------
Net income (loss) per common share ................      $        (0.51)       $     (1.09)       $     0.46         $     (3.15)
                                                       ==================== ================== =================  =================
Earnings (loss) per common share assuming dilution:
     Net Income (loss) before extraordinary item...      $        (0.51)       $     (1.09)       $     0.27         $     (3.15)
     Extraordinary item ...........................                 -                    -              0.04                -
                                                       -------------------- ------------------ -----------------  -----------------
Net income (loss) per common share ................      $        (0.51)       $     (1.09)       $     0.31         $     (3.15)
                                                       ==================== ================== =================  =================


                                      See accompanying notes to consolidated financial statements




                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands except share amounts)


                                                                                                                Accumulated
                                                  Common Stock       Treasury Stock    Additional                  Other
                                             -------------------- -------------------    Paid-In   Accumulated Comprehensive
                                               Shares     Amount   Shares     Amount     Capital     Deficit   Income (Loss)  Total
                                             -------------------- ------------------- ----------- ------------ -------------  -----

  Balance at December 31, 1999..............  22,747,099  $ 227    152,083  $ (1,071)  $ 127,562  $(139,825)    $  3,602     (9,505)
     Comprehensive income (loss):
       Net income ..........................          -       -       -        -            -        10,290           -      10,290
       Other comprehensive income:
         Foreign currency translation
           adjustment.......................          -       -       -        -            -        -            (4,907)    (4,907)
                                                                                                  ---------      --------    -------
     Comprehensive income (loss) ...........          -       -       -        -            -        10,290       (4,907)     5,383
     Purchase of treasury stock ............          -       -     38,800       (78)       -        -                -         (78)
     Issuance of stock warrants ............                                                 147                                147
     Issuance of common stock for
       compensation ........................      12,753      -    (25,000)      185        (139)    -                -          46
                                              -----------  ------   -------- --------   ---------- ---------     ---------   -------
  Balance at September 30, 2000 (unaudited).   22,759,852  $ 227    165,883  $  (964)   $127,570 $ (129,535)     $(1,305) $ (4,007)
                                              ===========  ======   ======== ========   ========== =========     =========   =======


                                      See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             Nine Months Ended
                                                                September 30,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
                                                              (In Thousands)
Operating Activities
Net income (loss) ....................................   $  10,290    $ (19,954)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Minority interest in income of foreign subsidiary         597          172
     Gain on sale of equity investment ...............     (33,983)        --
     Extraordinary gain on extinguishment of debt ....      (1,353)        --
     Depreciation, depletion, and amortization .......      26,212       25,801
     Amortization of deferred financing fees .........       1,523        1,073
     Amortization of premium on Senior Notes .........        --           (434)
     Deferred income taxes ...........................       3,248       (4,247)
     Issuance of common stock for compensation .......          46           52
     Issuance of warrants for compensation ...........         147         --
     Changes in operating assets and liabilities:
         Accounts receivable .........................      (2,408)      (1,556)
         Equipment inventory and other ...............        (741)         502
         Accounts payable and accrued expenses .......       5,205        7,969
                                                          ---------    ---------
Net cash provided by operating activities ............       8,783        9,378

Investing Activities
Capital expenditures, including purchases and
  development of properties ..........................     (44,271)    (115,250)
Proceeds from sale of oil and gas properties
  and equipment inventory ............................       8,451       14,844
Proceeds from sale of equity investment ..............      34,482         --
                                                          ---------   ----------
Net cash used by investing activities ................      (1,338)    (100,406)

Financing Activities
Issuance of common stock, net of expenses ............           2         --
Purchase of treasury stock, net ......................         (79)         (12)
Proceeds from long-term borrowings ...................       2,900       83,000
Payments on long-term borrowings .....................      (9,644)     (36,298)
Deferred financing fees ..............................        (582)      (2,834)
                                                          ---------   ----------
Net cash provided (used) by financing activities .....      (7,403)      43,856
Effect of exchange rate changes on cash ..............        (208)         203
                                                          ---------   ----------
Increase (decrease) in cash ..........................        (166)     (46,969)
Cash at beginning of period ..........................       3,799       61,390
                                                          ---------   ----------
Cash at end of period ................................   $   3,633    $  14,421
                                                         =========    ==========

Supplemental Disclosures
Supplemental disclosures of cash flow information:
     Interest paid ...................................   $  19,704    $  20,788
                                                         =========    =========


           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000

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

         The consolidated financial statements include the accounts of the Company, its wholly-owned foreign subsidiary Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and its 49% owned foreign subsidiary Grey Wolf Exploration Inc. ("Grey Wolf"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf.

         Canadian Abraxas' and Grey Wolf's assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.

         Certain balances for 1999 and year to date 2000 have been reclassified for comparative purposes.

Note 2. Sale of equity investment

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
                                  ===============     ==============    ==============

Note 3. Extraordinary Item and Unusual Item

         In June 2000, we retired $7.1 million of our 11.5% Senior Notes, due 2004 at a discount of $1.7 million before tax. The transaction was consummated at the current market value of the notes.

         During the second quarter of 2000, we incurred approximately $400,000 in non-recurring costs in our Canadian operations, relating to the acquisition of New Cache Petroleums, L.T.D. in early 1999. These costs are included in other expenses in the accompanying financial statements.

Note 4.  Long-Term Debt

         Long-term debt consists of the following:

                                                                    September 30  December 31
                                                                        2000         1999
                                                                    ------------ ------------
                                                                        (In thousands)
11.5% Senior Notes due 2004, Series D ("Old Notes") (see below)....   $    801    $  4,321
12.875% Senior Secured Notes due 2003 ("First Lien Notes") (see
     below) .......................................................     63,500      63,500
11.5% Senior Secured Notes due 2004, Series A ("Second Lien Notes")
     (see below) ..................................................    190,178     193,769
Credit facility payable to a Canadian bank (due 2001),
     providing for borrowings to approximately $15,870,000 at
     the bank's prime rate plus .125%, 7.50% at June 30, 2000,
     secured by the assets of Grey Wolf ...........................      7,948       8,360
Other .............................................................      2,159       3,471
                                                                      --------    --------
                                                                       264,586     273,421
Less current maturities ...........................................       --          --
                                                                      --------    --------
                                                                      $264,586    $273,421
                                                                      ========    ========

         In June 2000, we retired $7.1 million of our 11.5% Senior Notes, ($3.5 million of the Old Notes and $3.6 million of the Second Lien Notes). These notes were retired at current market value resulting in an extraordinary gain of $1.7 million before income taxes.

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

               Year                                       Percentage
               ------                                     ----------
               2000......................................  105.750%
               2001......................................  102.875%
               2002 and thereafter.......................  100.000%

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

            Year                                       Percentage
            2000...................................     105.750%
            2001...................................     102.875%
            2002 and thereafter....................     100.000%

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

Contingent Value Rights ("CVRs")

         As part of the exchange offer, Abraxas issued the CVRs the terms of which provide that the holders thereof could receive up to a total of

104,365,326 shares of Abraxas common stock. Subsequent to the issuance of the CVRs, Abraxas' common stock traded at an average price per share of $3.73 or higher for 30 days during the 45-day trading period beginning on August 16, 2000, and ending on October 19, 2000. As a result, under the terms of the CVRs, the maximum number of shares which holders of the CVRs could be entitled to receive has been reduced to 8.5 million shares of Abraxas common stock. In addition, in the event Abraxas common stock trades at an average price per share higher than $3.73 for 30 days during any future 45-day trading period, the number of shares issuable under the CVRs would decrease correspondingly to a number below 8.5 million.

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

Note 5. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                                           ---------------------------------    ---------------------------------
                                                               2000             1999                  2000              1999
                                                           -------------    --------------      ------------       -----------
Numerator:
  Net income (loss) from continuing operations         $       (11,453)   $       (6,919)     $       8,937      $   (19,954)
                                                          --------------    --------------      ------------       -----------
  Numerator for basic and diluted  earnings per share
  - income  (loss) from continuing operations                  (11,453)           (6,919)             8,937          (19,954)
  Extraordinary item                                                -                 -               1,353               -
                                                           -------------    --------------      ------------       -----------
  Numerator  for  basic  earnings  per share - income
  (loss) applicable to common stock                            (11,453)           (6,919)            10,290          (19,954)
Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares                                 22,628,599         6,352,672         22,641,993         6,342,437
  Effect of dilutive securities:
    Stock options, warrants and CVR's                           -                 -               9,979,975          -
                                                           -------------    --------------      ------------       -----------
  Dilutive potential common shares  Denominator
    for diluted earnings per share -
    Adjusted weighted-average shares and assumed
    Conversions                                              22,628,599         6,352,672        32,621,968         6,342,437
  Basic earnings (loss) per share:
    Income (loss) from  continuing operations          $         (0.51)   $         (1.09)    $       0.40       $     (3.15)
    Extraordinary item                                              -                -                0.06              -
                                                           -------------    --------------      ------------       -----------
                                                       $         (0.51)   $         (1.09)    $       0.46       $     (3.15)
                                                           =============    ==============      ============       ===========
  Diluted earnings (loss) per share:
   Income (loss) from continuing operations            $         (0.51)   $         (1.09)    $       0.27       $     (3.15)
    Extraordinary item                                              -                -                0.04              -
                                                           -------------    --------------      ------------       -----------
                                                       $         (0.51)   $         (1.09)    $       0.31       $     (3.15)
                                                           =============    ==============      ============       ===========

         For the three months ended September 30, 2000 and 1999, and for the nine months ended September 30, 1999, none of the shares issuable in connection with stock options, warrants or CVR's are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the periods.

Note 6.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

         The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of Abraxas at September 30, 2000. Canadian Abraxas is jointly and severally liable with Abraxas for the entire balance of Abraxas' and Canadian Abraxas' 11.5% Senior Notes due 2004.

                                BALANCE SHEET
    ---------------------------------------------------------------------------
                       Assets               Liabilities and Shareholders Equity
    ------------------------------------  -------------------------------------
                                   (In Thousands)
    Total current assets     $     8,734  Total current liabilities  $    4,635
    Oil and gas properties       148,294  11.5%  Notes due 2004          52,629
    Other assets                   7,099  Note payable to Abraxas        27,085
                                           Other liabilities             28,502
                                           Equity                        51,276
                               ----------                              ---------
                             $   164,127                             $  164,127
                               ==========                              =========

Note 7. Business Segments

         Business  segment   information   about  the  Company's  third  quarter
operations in different geographic areas is as follows:

                                                            Three Months Ended September 30, 2000
                                                 -------------------------------------------------------------
                                                       U.S.                  Canada              Total
                                                 ------------------     -----------------  -------------------
                                                                        (In thousands)
    Revenues ...............................        $       4,750          $      11,627     $       16,377
                                                 ==================     =================  ===================
    Operating profit (loss).................        $        (516)         $       2,944     $        2,428
                                                 ==================     =================
    General corporate ......................                                                         (1,258)
    Interest expense and amortization of
       deferred financing fees .............                                                         (8,206)
                                                                                           -------------------
       Income (loss) before income taxes ...                                                 $       (7,036)
                                                                                           ===================

                                                            Three Months Ended September 30, 1999
                                                 -------------------------------------------------------------
                                                       U.S.                  Canada              Total
                                                 ------------------     -----------------  -------------------
                                                                        (In thousands)
    Revenues ...............................        $       5,920          $      11,038     $       16,958
                                                 ==================     =================  ===================
    Operating profit (loss).................        $       1,720          $       1,993     $        3,713
                                                 ==================     =================
    General corporate ......................                                                           (731)
    Interest expense and amortization of
       deferred financing fees .............                                                        (10,172)
                                                                                           -------------------
       Income (loss) before income taxes ...                                                 $       (7,190)
                                                                                           ===================
                                                             Nine Months Ended September 30, 2000
                                                 -------------------------------------------------------------
                                                       U.S.                  Canada              Total
                                                 ------------------     -----------------  -------------------
                                                                        (In thousands)
    Revenues ...............................        $      16,033          $      33,348     $       49,381
                                                 ==================     =================  ===================
    Operating profit (loss).................        $       1,208          $       6,171     $        7,379
                                                 ==================     =================
    General corporate.......................                                                         (3,067)
    Interest expense and amortization of
       deferred financing fees .............                                                        (24,412)
       Other   .............................                                                         32,953
                                                                                           -------------------
       Income before income taxes and
         extraordinary item ................                                                 $       12,853
                                                                                           ===================

                                                            Nine Months Ended September 30, 1999
                                                -------------------------------------------------------------
                                                      U.S.                  Canada              Total
                                                ------------------     -----------------  -------------------
                                                                       (In thousands)
   Revenues ...............................        $      18,677          $      31,027     $       49,704
                                                ==================     =================  ===================
   Operating profit (loss).................        $       5,946          $       1,556     $        7,502
                                                ==================     =================
   General corporate ......................                                                         (2,224)
   Interest expense and amortization of
      deferred financing fees .............                                                        (29,002)
                                                                                          -------------------
      Income before income taxes ..........                                                 $      (23,724)
                                                                                          ===================
                                                                     September 30, 2000
                                                -------------------------------------------------------------
                                                      U.S.                  Canada              Total
                                                ------------------     -----------------  -------------------
                                                                       (In thousands)
   Identifiable assets at September 30,
      2000.................................        $     128,844          $     199,200     $      328,044
                                                ==================     =================
   Corporate assets .......................                                                          6,035
                                                                                          -------------------
      Total assets ........................                                                 $      334,079
                                                                                          ===================
                                                                     December, 31, 1999
                                                 -------------------------------------------------------------
                                                      U.S.                  Canada              Total
                                                ------------------     -----------------  -------------------
                                                                       (In thousands)
   Identifiable assets at December 31,
      1999 ................................        $     107,336          $     206,474     $      313,810
                                                ==================     =================
   Corporate assets .......................                                                          8,474
                                                                                          -------------------
      Total assets ........................                                                 $      322,284
                                                                                          ===================

Note 8.  Contingencies

         In May 1995, certain plaintiffs filed a lawsuit against us alleging negligence and gross negligence, tortuous interference with contract, conversion and waste. In March 1998, a jury found against us, and on May 22, 1998, final judgement in the amount of approximately $1.3 million was entered. We filed an appeal and in March 2000, the Court of Appeals reduced the plaintiff's award to $362,495 plus post judgement interest of $68,915. We settled the suit on April 26, 2000, for $435,781 which was charged to earnings in the accompanying financial statement.

         Additionally, from time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2000, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

        See note 4 regarding potential issuance of additional common stock related to CVR's

Note 9. New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138), which is required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 138 was issued, which delays the required adoption of SFAS No. 133 by one year. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, of firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. Based on a preliminary review, had the Company implemented SFAS No. 133 as of September 30, 2000, an estimated $24.0 million liability would have been recorded. The offset at the future date of implementation would be reflected as a cumulative effect adjustment to income and other comprehensive income in stockholder's equity. The Company will adopt this statement on January 1, 2001.

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

     Selected operating data. The following table sets forth certain operating data of the Company for the periods presented.

                                          Three Months Ended  Nine Months Ended
                                            September 30,        September 30,
                                         -------------------  -----------------
                                           2000       1999     2000      1999
                                         --------   --------  -------   -------
Operating Revenue (in thousands):
Crude Oil Sales .......................   $ 2,454   $ 3,242   $ 7,681   $ 8,506
Natural Gas Sales .....................    11,044    11,074    33,555    32,012
Natural Gas Liquids Sales .............     1,847     1,526     5,236     3,366
Processing Revenue ....................       672       818     2,074     2,733
Rig Operations ........................       134       129       384       328
Other .................................       226       169       451     2,759
                                          -------   -------   -------   -------
                                          $16,377   $16,958   $49,381   $49,704
                                          =======   =======   =======   =======

Operating Income (in thousands) .......   $ 1,170   $ 2,982   $ 4,312   $ 5,278
Crude Oil Production (MBBLS) ..........       144       192       474       609
Natural Gas Production (MMCFS) ........     4,764     6,273    15,312    20,155
Natural Gas Liquids Production (MBBLS)         79        98       243       282
Average Crude Oil Sales Price ($/BBL) .   $ 16.99   $ 16.88   $ 16.20   $ 13.98
Average Natural Gas Sales Price ($/MCF)   $  2.32   $  1.77   $  2.19   $  1.59
Average Liquids Sales Price ($/BBL) ...   $ 23.35   $ 15.62   $ 21.50   $ 11.96


Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999

     Operating Revenue. During the three months ended September 30, 2000, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $15.3 million from $15.8 million for the same period in 1999. The decrease in revenue from crude oil, natural gas and natural gas liquids was primarily due to decreased production volumes during the three months ended September 30, 2000 as compared to the same period of 1999. The decrease in production volumes had a $3.8 million impact on revenue, which was largely offset by increased prices received in 2000 as compared to 1999. Increased prices contributed $3.3 million to revenue.

 The average sales price, net of hedging activities, for the quarter ended September 30, 2000 were:
o $16.99 per Bbl of crude oil,
o $23.35 per Bbl of natural gas liquid, and
o $ 2.32 per Mcf of natural gas

The average sales price, net of hedging activities, for the quarter ended September 30, 1999 were:
o $16.88 per Bbl of crude oil,
o $15.62 per Bbl of natural gas liquid, and
o $1.77 per Mcf of natural gas

Crude oil production declined from 192.0 Mbbls for the three months ended September 30, 1999 to 144.4 Mbbls for the same period of 2000. This decline is primarily due to natural field depletion. Crude oil revenue was also negatively impacted by $1.9 million from hedging activities during the three months ended September 30, 2000. Revenue from natural gas production was consistent at $11.0 million for the quarter ended September 30, 2000 compared to $11.1 million for the same period of 1999. Natural gas production volumes declined approximately 32% from 6,273 Mmcf for the three months ended September 30, 1999 to 4,764 Mmcf for the same period of 2000. The decline in natural gas production volumes was the result of the sale of various non-core properties, primarily in our Canadian operations. The decrease in natural gas production volume impacted revenue by $2.7 million, which was offset by increased prices contributing $2.6 million to natural gas revenue. Natural gas revenue was also negatively impacted by $5.5 million from hedging activities in the third quarter of 2000. Natural gas liquids revenue increased to $1.8 million for the quarter ended September 30, 2000 compared to $1.5 million for the same period of 1999. Increased prices received for natural gas liquids during the third quarter of 2000 contributed $0.6 million to revenue. Production volume declines had a $300,000 negative impact on revenue during the three months ended September 30, 2000. Production decreased by 18.5 MBbls to 79.1 MBbls for the three months ended September 30, 2000 from 97.7 MBbls for the same period of 1999. The decline in natural gas liquids volumes was due primarily the decline in natural gas production volumes in the areas in which we process liquids.

     Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended September 30, 2000 were constant at $4.6 million for the three months ended September 30, 2000 and 1999. The Company's LOE on a per MCFE basis for the three months ended September 30, 2000 was $0.75 compared to $0.57 for the same period of 1999. The increase on a per MCFE basis was due to a general increase in the cost of services from 1999 to 2000 and higher production taxes as a result of higher commodity prices in 2000 as compared to 1999.

     G&A Expenses. General and administrative ("G&A") expenses increased from $1.4 million for the three months ended September 30, 1999 to $1.6 million for the same period of 2000. The increase was primarily due to the loss of overhead reimbursement of approximately $160,000 received from Abraxas Wamsutter L.P., a limited partnership of which one of our subsidiaries was the general partner, which sold its properties in March 2000. G&A expense on a per MCFE basis increased from $0.18 for the quarter ended September 30, 1999 to $0.28 for the same period of 2000.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense increased from $7.8 million for the three months ended September 30, 1999, to $8.7 million in the same period of 2000. The Company's DD&A on a per MCFE basis for the three months ended September 30, 2000 was $1.44 per MCFE compared to $0.98 in 1999. The decrease in total DD&A was due to decreased production during the third quarter of 2000 and a reduction of the full cost pool relating to the write down of Canadian reserves in 1999. The per MCFE increase is due to higher finding cost in the later part of 1999 and the first nine months of 2000.

     Interest Expense. Interest expense decreased to $7.7 million for the three months ended September 30, 2000 from $10.0 million for the same period of 1999. This decrease resulted from reduced debt levels during the first nine months of 2000 compared to the same period of 1999. The reduced debt level is the result of the exchange of approximately $269.7 million principal amount of our 11.5% Senior Notes due 2004, Series D (the "Old Notes") for approximately $188.8 million principal amount of our 11.5% Senior Secured Notes due 2004, Series A (the "Second Lien Notes"), shares of our common stock and contingent value rights. The interest savings related to this exchange was partially offset by interest on our 12.875% Senior Secured Notes due 2003 (the "First Lien Notes") which were issued on March 27, 1999. Long-term debt declined from $346.2 million at September 30, 1999 to $264.6 million at September 30, 2000. . Other Expense. Other expense for the three months ended September was $147,000. This represents a non-cash expense connected with the issuance of warrants in August 2000 to a third party company to provide financial advisory services.

     General. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce The prices of natural gas and, crude oil and natural gas liquids we receive increased during the quarter ended September 30, 2000. The average natural gas price we realized increased by to $2.32 per MCF during the third quarter of 2000, including the impact of a loss from hedging activities of $5.5 million, compared with $1.77 per MCF during the same period of 1999. Crude oil prices increased from $16.88 per BBL during the third quarter of 1999, to $16.99 for same period ended September 30, 2000, including the impact of a loss from hedging activities of $1.9 million. Natural gas liquids prices increased to $23.35 per BBL for the three months ended September 30, 2000 compared to $15.62 per BBL in the same period of 1999. In addition, our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless we are successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil, natural gas and natural gas liquid prices return to depressed levels or if our production levels decrease, our revenues, cash flow from operations and profitability will be materially adversely affected.

Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999

     Operating Revenue. During the nine months ended September 30, 2000, operating revenue from crude oil, natural gas and natural gas liquid sales increased from $43.9 million in the nine months ended September 30, 1999 to $46.5 million for the same period in 2000. The increase in revenue was primarily attributable to higher prices realized during the nine months ended September 30, 2000 as compared to the same period of 1999. After deducting losses from hedging activities of $14.7 million, increased prices contributed $12.7 million in additional revenue. Reduced production voulmes had a $10.1 million negative impact on revenue.

The average sales price, net of hedging activities, for the nine months ended September 30, 2000 were:
o $16.20 per Bbl of crude oil,
o $21.50 per Bbl of natural gas liquid, and
o $ 2.19 per Mcf of natural gas

The average sales price, net of hedging activities, for the nine months ended September 30, 1999 were:
o $13.98 per Bbl of crude oil,
o $11.96 per Bbl of natural gas liquid, and
o $ 1.59 per Mcf of natural gas

     Crude oil production decreased from 608.6 MBbls for the first nine months of 1999 to 474.3 MBbls for the same period of 2000. The decline in crude oil production is due to natural field depletion, a de-emphasis on crude oil drilling during 1999 and the disposition of non core properties in 2000, primarily in our Canadian operations. Natural gas production decreased to 15,312 MMcf for the first nine months of 2000 from 20,155 MMcf for the same period of 1999. The decline in natural gas production is due primarily to the sale of non core properties during 2000 and natural field depletion. During 1999 and the first nine months of 2000 a significant portion of our drilling activity has been in the Edwards Trend in south Texas. Natural gas production volumes in this area increased by 952.1 MMcf from 2,123.0 MMcf for the nine months ended September 30, 1999 to 3,075.0 MMcf for the same period of 2000. Production in our other areas declined due to decreased drilling activity and the fields' natural decline. Natural gas liquids volumes declined from 281.5 MBbls for the nine months ended September 30, 1999 to 243.5 MBbls for the same period of 2000. The decline in natural gas liquids is primarily due to a decline in natural gas volumes in the areas that we process liquids.

     Lease Operating Expenses. LOE and natural gas processing expenses were $13.5 million for the nine months ended September 30, 2000 compared to $14.0 million for the same period in 1999. The Company's LOE on a per MCFE basis for the nine months ended September 30, 2000 was $0.69 compared to $0.55 for the same period of 1999. The increase on a per MCFE basis was due to a general increase in the cost of services from 1999 to 2000 and higher production taxes as a result of higher commodity prices in 2000 as compared to 1999.

     G&A Expenses. G&A expenses increased from $4.2 million for the nine months ended September 30, 1999 to $4.8 million for the same period of 2000. The increase was primarily to the loss of overhead reimbursement of approximately $300,000 received from Abraxas Wamsutter, which sold it's properties in March 2000, and increased insurance cost. G&A expense on a per MCFE basis increased from $0.17 for the nine months ended September 30, 1999 to $0.24 for the same period of 2000.

     Depreciation, Depletion and Amortization Expenses. DD&A expense increased to $26.2 million for the nine months ended September 30, 2000, from $25.8 million for the same period of 1999. The Company's DD&A on a per MCFE basis for the nine months ended September 30, 2000 was $1.34 per MCFE compared to $1.01 in 1999. The decrease in total DD&A was due to decreased production during the first nine months of 2000 and a reduction of the full cost pool relating to the write down of Canadian reserves in 1999. The per MCFE increase is due to higher finding cost in the later part of 1999 and the first nine months of 2000.

     Interest Expense. Interest decreased to $23.4 million for the nine months ended September 30, 2000 from $28.4 million for the nine months ended September 30, 1999. This decrease resulted from reduced debt levels during the first nine months of 2000 compared to the same period of 1999. The reduced debt level is the result of the exchange of approximately $269.7 million principal amount of our 11.5% Senior Notes due 2004, Series D (the "Old Notes") for approximately $188.8 million principal amount of our 11.5% Senior Secured Notes due 2004, Series A (the "Second Lien Notes"), shares of our common stock and contingent value rights. The interest savings related to this exchange was partially offset by interest on our 12.875% Senior Secured Notes due 2003 (the "First Lien Notes") which were issued on March 27, 1999. Long-term debt declined from $346.2 million at September 30, 1999 to $264.6 million at September 30, 2000

     Other Expense. Other expense was $1.0 million of the nine months ended September 30, 2000. Included in this amount is $147,000 of non-cash expense in connection with the issuance of warrants in August, 2000 to a third party financial advisor, approximately $400,000 in non-recurring costs incurred in our Canadian operations in connection with the acquisition of New Cache Petroleums, L.T.D. in 1999 and approximately $436,000 in connection with the settlement of a lawsuit in April 2000.

     General. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce The prices of natural gas and, crude oil and natural gas liquids we receive increased during the first nine months of 2000. The average natural gas price we realized increased by 27% to $2.19 per MCF during the first nine months of 2000, including the impact of a loss from hedging activities of $8.4 million, compared with $1.59 per MCF during the same period of 1999. Crude oil prices increased from $13.98 per BBL during the nine months of 1999, to $16.20 for the nine months ended September 30, 2000, including the impact of a loss from hedging activities of $5.7 million. Natural gas liquids prices increased to $21.50 per BBL for the nine months ended September 30, 2000 compared to $11.96 per BBL in the same period of 1999. In addition, our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless we are successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil, natural gas and natural gas liquid prices return to depressed levels or if our production levels decrease, our revenues, cash flow from operations and profitability will be materially adversely affected.

Liquidity and Capital Resources

     General: Capital expenditures excluding property divestitures during the nine months ended September 30, 2000 were $44.3 million compared to $115.3 million during the same period of 1999. The table below sets forth the components of these capital expenditures on a historical basis for the nine months ended September 30, 2000 and 1999.

                                                   Nine Months Ended
                                                      September 30
                                                  -------------------
                                                    2000       1999
                                                  -------------------
Expenditure category (in thousands):
  Acquisitions ................................   $    301   $ 92,586
  Development .................................     42,829     21,006
  Facilities and other ........................      1,141      1,658
                                                  --------   --------
Total .........................................   $ 44,271   $115,250
                                                  ========   ========

     At September 30, 2000, we had current assets of $21.8 million and current liabilities of $31.5 million resulting in a working capital deficit of $9.7 million. This compares to working capital deficit of $7.3 million at December 31, 1999 and a working capital deficit of $1.8 million at September 30, 1999. The material components of our current liabilities at September 30, 2000 include trade accounts payable and revenues due third parties of $19.6 million and accrued interest of $10.0 million.

     Operating activities during the nine months ended September 30, 2000 provided $8.8 million in cash compared to $9.3 million in the same period in 1999. Net income plus non-cash expense items during 1999 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities required $1.3 million net during the first nine months of 2000, $300,000 of which was utilized for the acquisition of oil and gas properties,

$42.3 million of which was utilized for the development of crude oil and natural gas properties, and $1.1 million of which was utilized for facilities and other. Divestitures of oil and gas properties, including equity investment, provided $34.5 million. This compares to $100.4 million required during the same period of 1999, $92.6 million of which was utilized for the acquisition of oil and gas properties, $21.0 million of which was utilized for the development of crude oil and natural gas properties, and $1.7 million of which was utilized for facilities and other. Financing activities used $7.4 million for the first nine months of 2000 compared to providing $43.9 million for the same period of 1999.

     The Company's current budget for capital expenditures for the last three months of 2000 other than acquisition expenditures is approximately $10.0 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, but the Company currently has no agreements, arrangements or undertakings regarding any material acquisitions. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should commodity prices remain at depressed levels or decline further, reductions in the capital expenditure budget may be required.

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

     In October 1999, we sold a dollar denominated production payment for $4.0 million relating to existing natural gas wells in the Edwards Trend in South Texas to a unit of Southern Energy, Inc. and in January 2000 and July 2000, we sold additional production payments for $2.0 million and $900,000, respectively, relating to additional natural gas wells in the Edwards Trend to Southern. We have the ability to sell up to $50 million to Southern for drilling opportunities in the Edwards Trend.

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

     We are continuing to rationalize our significant non-core Canadian assets to allow us to continue to grow while reducing our debt. As of September 30, 2000 we have received proceeds from sale of non-core Canadian assets of approximately $6.0 million. As of September 30, 2000 there are agreements to sell other non-core Canadian assets for approximately $2.5 million. All such sales are expected to close by the end of the year. We may sell other non-core assets or seek partners to fund a portion of the exploration costs of undeveloped acreage and are considering other potential strategic alternatives.

     In September 2000, we entered into a farm-out agreement with EOG Resources, Inc. ("EOG") to develop our Montoya prospect in west Texas. EOG paid Abraxas $2.5 million and will earn 75% of Abraxas' working interest in the Montoya formation covering approximately 11,000 net acres in Ward and Reeves Counties. EOG will operate and pay 100% of the costs of up to five horizontal wells in the Montoya formation. We retained a carried 25% working interest in four of the wells and will have an override and a 30% working interest after payout of the fifth well. The two companies entered into an area of mutual interest covering the Montoya formation in this area. The wells will offset several wells drilled by ExxonMobil and BP Amoco that have tested at rates of 8 to 17 MMcfpd per well. In addition, EOG has acquired 709,400 shares of Abraxas common stock in the open market. All of such shares were acquired for investment purposes only and EOG has no current intent to buy additional shares.

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

       Year                                                        Percentage
       2000.......................................................   105.750%
       2001.......................................................   102.875%
       2002 and thereafter........................................   100.000%

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

          Year                                                    Percentage
          2001.................................................    103.000%
          2002 and thereafter..................................    100.000%

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

          Year                                                     Percentage
          2000...................................................   105.750%
          2001...................................................   102.875%
          2002 and thereafter....................................   100.000%

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

     As of September 30, 2000, we had 22.5 MMBtupd hedged through October 31, 2000, of which 2.5 MMBtupd is hedged at an average NYMEX price less $0.83 (approximately $4.36 per MMBtu as of September 30, 2000) and 20.0 MMBtupd with a ceiling of $2.39 and a floor of $2.07 based on an AECO index. Both of these hedges are with Barrett. We realized a loss of $14.1 million on hedging activities agreement during the first nine months of 2000, which is accounted for in crude oil and natural gas revenue.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

  Commodity Price Risk

     Our exposure to market risk rests primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manage crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and

Results of Operations--Liquidity and Capital Resources". Assuming the production levels we attained during the nine months ended September 30, 2000, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income (loss) by approximately $4.6 million for the nine months ended September 30, 2000. .

  Interest rate risk

     At September 30, 2000, substantially all of our long-term debt is at fixed interest rates and not subject to fluctuations in market rates.

  Foreign currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre tax loss of $107,563 for the nine months ended September 30, 2000. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net income by approximately $5,378. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

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

                                     PART II
                                OTHER INFORMATION
Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.     Other information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibit 27 - Financial Data Schedule
           (b) Reports on Form 8-K
                Form 8-K August 3, 2000 - Engagement of financial advisor Form Form 8-K August 23, 2000 - Change in Certifying Accountants

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  November 14, 2000               By:/s/
         -------------------                  -------------------------------
                                                     ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  November 14, 2000               By:/s/
         --------------------                 -------------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer