Form 10-Q/A
period 2000-09-30
ABRAXAS PETROLEUM CORP
filed 2001-03-30
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                                  FORM 10-Q/A
         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
   ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                      74-2584033
   ---------------------------        -----------------------------------

         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization               Identification Number)

    500 N. Loop 1604, East, Suite 100, San Antonio, Texas         78232
   ------------------------------------------------------     ------------
         (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code   (210)    490-4788
                                                     ------------------

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)
---------------------------------------------------------------------------

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






                                     1 of 27

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                  FORM 10 - Q/A
                                      INDEX

The Company hereby amends Part 1 of its Quarterly report on Form 10-Q for the quarterly period ended September 30, 2000 to reflect the restatement of its financial statements as of and for the three and nine month periods ended September 20, 2000.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements (Unaudited)
             Consolidated Balance Sheets -
                September 30, 2000 (As restated) and December 31,1999.........3
             Consolidated Statements of Operations -
                Three and Nine Months Ended
             September 30, 2000 (As restated) and 1999........................5
             Consolidated Statement of Stockholders Equity (Deficit)
                September 30, 2000 (As restated) and December 31, 1999........6
             Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 2000 (As restated) and 1999...7
             Notes to Consolidated Financial Statements.......................8

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................17


ITEM 3 - Quantitative and Qualitative Disclosures about market risk...........25

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal proceedings 27
ITEM 2 - Changes in Securities................................................27
ITEM 3 - Defaults Upon Senior Securities......................................27
ITEM 4 - Submission of Matters to a Vote of Security Holders..................27
ITEM 5 - Other Information 27
ITEM 6 - Exhibits and Reports on Form 8-K.....................................27
              Signatures   ...................................................28

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                                     September 30,       December 31,
                                                                         2000                1999
                                                                    (As restated -
                                                                     see Note 11)
                                                                      (Unaudited)
                                                                   --------------------------------------
                                                                              (In thousands)

Current assets:
   Cash ...................................................           $       3,633      $       3,799
   Accounts receivable, less allowance for doubtful
       accounts............................................                  16,245             14,352
   Equipment inventory ....................................                   1,461                447
   Other current assets ...................................                     479                431
                                                                   ------------------ -------------------
     Total current assets .................................                  21,818             19,029

Property and equipment.....................................                 544,688            514,353
Less accumulated depreciation, depletion, and amortization
                                                                            244,255            219,687
                                                                   ------------------ -------------------
   Net property and equipment based on the full cost
     method of accounting for oil and gas properties of
     which $17,057 was excluded from amortization .........                 300,433            294,666
Deferred financing fees, net of accumulated amortization
   of $6,349 and $4,826 at September 30, 2000 and December
   31, 1999, respectively .................................                   6,729              7,711
Other assets ..............................................                   5,099                878
                                                                   ------------------ -------------------
   Total assets ...........................................           $     334,079      $     322,284
                                                                   ================== ===================



                                      See accompanying notes to consolidated financial statements




                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                                     September 30,       December 31,
                                                                         2000                1999
                                                                    (As restated -
                                                                     see Note 11)
                                                                      (Unaudited)
                                                                   --------------------------------------
                                                                              (In thousands)
Current liabilities:
   Accounts payable ..........................................        $      19,561      $      19,053
   Accrued interest ..........................................               10,025              6,358
   Other accrued expenses ....................................                1,879                923
                                                                   ------------------ -------------------
     Total current liabilities ...............................               31,465             26,334

Long-term debt................................................              264,586            273,421

Deferred income taxes ........................................               24,420             16,935
Minority interest in foreign subsidiary ......................               11,434             10,496
Future site restoration  .....................................                4,691              4,603
Other ........................................................                1,490                  -

Commitments and contingencies

Stockholders' deficit:
   Common stock, par value $.01 per share - authorized 200,000,000 shares;
     issued 22,759,852 and 22,747,099 shares at September 30, 2000 and December
     31, 1999
     respectively..........................................                     227                227
   Additional paid-in capital ................................              129,703            127,562
   Accumulated deficit .......................................             (131,668)          (139,825)
   Treasury stock, at cost, 165,883 and 152,083 shares at
     September 30, 2000 and December 31, 1999, respectively...
                                                                               (964)            (1,071)
   Accumulated other comprehensive (loss)income...............               (1,305)             3,602
                                                                   ------------------ -------------------
Total stockholders' deficit ..................................               (4,007)            (9,505)
                                                                   ------------------ -------------------
     Total liabilities and stockholders' deficit .............        $     334,079      $     322,284
                                                                   ================== ===================


                                      See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended                     Nine Months Ended
                                                                   September 30,                          September 30,
                                                       --------------------------------------- ------------------------------------
                                                              2000                1999               2000               1999
                                                       (As restated - see                       (As restated -
                                                            Note 11)                             see Note 11)
                                                       -------------------- ------------------ -----------------  -----------------
                                                                          (In thousands except per share data)
Revenue:
   Oil and gas production revenues ...................    $      15,345        $     15,842       $     46,472       $     43,884
                                                                                                               $
   Gas processing revenues ...........................              672                 818              2,074              2,733
   Rig revenues ......................................              134                 129                384                328
   Other  ............................................              226                 169                451              2,759
                                                       -------------------- ------------------ -----------------  -----------------
                                                                 16,377              16,958             49,381             49,704
Operating costs and expenses:
   Lease operating and production taxes ..............            4,577               4,581             13,507             13,986
   Depreciation, depletion, and amortization .........            8,746               7,834             26,212             25,801
   Rig operations ....................................              204                 156                588                452
   General and administrative ........................            1,680               1,405              4,762              4,187
   General and administrative (Stock-based
      Compensation)...................................            2,133                   -              2,133                  -
                                                       -------------------- ------------------ -----------------  -----------------
                                                                 17,340              13,976             47,202             44,426
                                                       -------------------- ------------------ -----------------  -----------------
Operating income (loss)...............................             (963)              2,982              2,179              5,278

Other (income) expense:
   Interest income ...................................             (155)               (226)              (482)              (493)
   Amortization of deferred financing fee ............              508                 382              1,523              1,073
   Interest expense ..................................            7,706              10,016             23,371             28,422
   Gain of sale of equity investment..................                -                   -            (33,983)                 -
   Other .............................................              147                   -              1,030                  -
                                                       -------------------- ------------------ -----------------  -----------------
                                                                  8,206              10,172             (8,541)            29,002
Income (loss) from operations before taxes and
   extraordinary item ................................           (9,169)             (7,190)            10,720            (23,724)
Income tax expense (benefit):
   Current ...........................................             (112)                 92                 71                305
   Deferred ..........................................            4,147                (510)             3,668             (4,247)
Minority interest in income of consolidated foreign
   subsidiary ........................................              382                 147                597                172
                                                       -------------------- ------------------ -----------------  -----------------
Net income (loss) before extraordinary item .......             (13,586)             (6,919)             6,384            (19,954)
                                                                                                               $
Extraordinary item:
     Debt extinguishment ..........................                   -                   -              1,773                  -
                                                       -------------------- ------------------ -----------------  -----------------
Net Income (loss) .................................      $      (13,586)      $      (6,919)     $       8,157      $     (19,954)
                                                       ==================== ================== =================  =================
Earnings (loss) per common share:
     Net Income (loss) before extraordinary item...      $        (0.60)       $     (1.09)       $     0.28         $     (3.15)
     Extraordinary item ...........................                 -                    -              0.08                   -
                                                       -------------------- ------------------ -----------------  -----------------
Net income (loss) per common share ................      $        (0.60)       $     (1.09)       $     0.36         $     (3.15)
                                                       ==================== ================== =================  =================
Earnings (loss) per common share assuming dilution:
     Net Income (loss) before extraordinary item...      $        (0.60)       $     (1.09)       $     0.20         $     (3.15)
     Extraordinary item ...........................                 -                    -              0.05                -
                                                       -------------------- ------------------ -----------------  -----------------
Net income (loss) per common share ................      $        (0.60)       $     (1.09)       $     0.25         $     (3.15)
                                                       ==================== ================== =================  =================

                                      See accompanying notes to consolidated financial statements


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands except share amounts)
                                      (unaudited)


                                                     Common Stock     Treasury Stock  Additional                 Other
                                                ------------------------------------- Paid-In    Accumulated  Comprehensive
                                                 Shares   Amount    Shares     Amount  Capital     Deficit     Income(Loss)  Total
                                                -----------------------------------------------------------------------------------

    Balance at December 31, 1999............... 22,747,099  $ 227  152,083  $ (1,071) $ 127,562   $ (139,825)  $ 3,602    $ (9,505)
       Comprehensive income (loss):
         Net income (As restated -see Note 11).         -       -        -         -          -        8,157       -         8,157
         Other comprehensive income:
           Foreign currency translation                 -       -        -         -          -          -      (4,907)     (4,907)
             adjustment
                                                                                                -----------------------------------
       Comprehensive income (loss) (As restated         -       -        -         -          -        8,157     (4,907)     3,250
           - See Note 11) .....................
       Purchase of treasury stock .............         -       -   38,800       (78)         -          -         -           (78)
       Stock-based compensation (As restated -
         see Note 11 ).........................         -       -        -         -      2,133          -         -         2,133
       Issuance of stock warrants .............         -       -        -         -        147          -         -           147
       Issuance of common stock for
         compensation .........................     12,753      -  (25,000)      185       (139)         -        -             46
                                                -----------------------------------------------------------------------------------
    Balance at September 30, 2000 (As restated
         - see Note 11)                         22,759,852  $ 227  165,883  $   (964) $ 129,703  $ (131,668)   $(1,305)   $ (4,007)
                                                ===================================================================================


                                      See accompanying notes to consolidated financial statements




                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                 ---------------------------------------
                                                                                        2000                1999
                                                                                   (As restated -
                                                                                    see Note 11)
                                                                                 ------------------- -------------------
                                                                                             (In Thousands)
       Operating Activities
          Net income (loss) .....................................................   $       8,157       $     (19,954)
          Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
               Minority interest in income of foreign subsidiary ................             597                 172
               Gain on sale of equity investment ................................         (33,983)                  -
               Extraordinary gain on extinguishment of debt .....................          (1,773)                  -
               Depreciation, depletion, and amortization ........................          26,212              25,801
               Amortization of deferred financing fees...........................           1,523               1,073
               Amortization of premium on Senior Notes...........................               -                (434)
               Deferred income taxes.............................................           3,668              (4,247)
               Issuance of common stock for compensation ........................              46                  52
               Issuance of warrants for compensation ............................             147                   -
               Stock-based compensation .........................................           2,133                   -
               Changes in operating assets and liabilities:
                   Accounts receivable ..........................................          (2,408)             (1,556)
                   Equipment inventory and other.................................            (741)                502
                   Accounts payable and accrued expenses ........................           5,205               7,969
                                                                                 -------------------  -------------------
          Net cash provided by operating activities .............................           8,783               9,378

          Investing Activities
          Capital expenditures, including purchases and  development of propertie         (44,271)           (115,250)
          Proceeds from sale of oil and gas properties and equipment inventory ..           8,451              14,844
          Proceeds from sale of equity investment ...............................          34,482                   -
                                                                                 ------------------- -------------------
          Net cash used by investing activities .................................          (1,338)           (100,406)

          Financing Activities
          Issuance of common stock, net of expenses .............................               2                   -
          Purchase of treasury stock, net .......................................             (79)                (12)
          Proceeds from long-term borrowings ....................................           2,900              83,000
          Payments on long-term borrowings ......................................          (9,644)            (36,298)
          Deferred financing fees ...............................................            (582)             (2,834)
                                                                                 ------------------- ------------------
          Net cash provided by (used in) financing activities ...................          (7,403)             43,856
          Effect of exchange rate changes on cash ...............................            (208)                203
                                                                                 ------------------- ------------------
          Decrease in cash ......................................................            (166)            (46,969)
          Cash at beginning of period............................................           3,799              61,390
                                                                                -------------------- ------------------
          Cash at end of period..................................................   $       3,633       $      14,421
                                                                                 =================== ==================

          Supplemental Disclosures
          Supplemental disclosures of cash flow information:
               Interest paid ....................................................   $      19,704       $      20,788
                                                                                 =================== ==================





                                      See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000


Note 1. Basis of Presentation

         The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company"or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 1999. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature.

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

Note 2. Sale of equity investment

         On March 31, 2000, the Company sold its interest in certain crude oil and natural gas properties in Wyoming. In addition, the Company sold its equity investment in Abraxas Wamsutter, L.P., a limited partnership of which one of the Company's subsidiaries was the general partner, which owned an interest in crude oil and natural gas properties in the same area. The Company's investment Abraxas Wamsutter, L.P. was accounted for by the equity method since inception in 1998. Prior to the sale of the partnership in March 2000, the Company's equity investee share of oil and gas property cost, results of operations and amortization were not material to its consolidated financial statements. As a result of the sale, we received approximately $34 million in cash, which represented a proportional interest in the partnership's proved properties. The Company's equity investee interest in such properties as of December 31, 1999, the effective date of the sale, were 2.8 MBbls of crude oil and natural gas liquids and 25.8 MMcf of natural gas. These equity investment reserves were not included in consolidated DD&A computations during 1999 or 2000. The Company's share of the equity investee standardized measure of discounted future net cash flows at December 31, 1999 was $12.3 million. The following table illustrates the impact of our interest in the equity method investment as of December 31, 1999.

                                             Total                        United States                       Canada
                                -------------------------------- -------------------------------- --------------------------------
                                      Liquid          Natural          Liquid          Natural          Liquid          Natural
                                   Hydrocarbons         Gas         Hydrocarbons         Gas         Hydrocarbons         Gas
                                ------------------- ------------ ------------------- ------------ ------------------- ------------
                                    (Barrels)          (Mcf)         (Barrels)          (Mcf)         (Barrels)          (Mcf)
                                                                            (In Thousands)
Proved developed and
undeveloped reserves
   Balance December 31,1999 ..             9,849        164,305            6,421         80,417              3,428         83,888(2)
      Equity investee ........             2,793         25,810            2,793         25,810               -              -
                                ------------------- ------------ ------------------- ------------ ------------------- ------------
   Consolidated ..............            12,642        190,115            9,214        106,227              3,428         83,888
                                =================== ============ =================== ============ =================== ============

                                                                  Total               U.S.              Canada
                                                              --------------- --- -------------- -- -------------
                                                                                 (In thousands)
Standardized Measure of discounted net cash
    flow related to proved reserves at December 31, 1999 .     $    238,451       $    123,283      $   115,168
      Equity investee ....................................           12,334             12,334               -
                                                              ---------------     --------------    -------------
  Consolidated ...........................................     $    250,785            135,617       $  115,168
                                                              ---------------     --------------    -------------


Note 3. Extraordinary Item and Unusual Item

         In June 2000, the Company retired $7.1 million of our 11.5% Senior Notes, due 2004 by repurchasing the notes for $5.4 million in cash resulting in a gain of $1.7 million . The transaction was consummated at the current market value of the notes.

         During the second quarter of 2000, the Company incurred approximately $400,000 in non-recurring costs in its Canadian operations, relating to the acquisition of New Cache Petroleums, L.T.D. in early 1999. These costs are included in other expenses in the accompanying financial statements.

Note 4.  Long-Term Debt

         Long-term debt consists of the following:

                                                                              September 30          December 31
                                                                                  2000                 1999
                                                                           -------------------------------------------
                                                                                         (In thousands)
   11.5% Senior Notes due 2004, Series D ("Old Notes") (see below)            $       801          $     4,321
   12.875% Senior Secured Notes due 2003 ("First Lien Notes") (see
        below). ...................................................                63,500               63,500
   11.5% Senior Secured Notes due 2004, Series A ("Second Lien Notes")
        (see below). ..............................................               190,178              193,769
   Credit facility payable to a Canadian bank (due 2001),
        providing for borrowings to approximately $15,870,000 at
        the bank's prime rate plus .125%, 7.50% at June 30, 2000,
        secured by the assets of Grey Wolf........................                  7,948                8,360
   Other ..........................................................                 2,159                3,471
                                                                           -------------------- ----------------------
                                                                                  264,586              273,421
   Less current maturities ........................................                     -                    -
                                                                           -------------------- ----------------------
                                                                              $   264,586          $   273,421
                                                                           ==================== ======================

    In June 2000, the Company retired $7.1 million of its 11.5% Senior Notes, ($3.5 million of the Old Notes and $3.6 million of the Second Lien Notes).

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

                  Year                             Percentage
                  2000.........................     105.750%
                  2001.........................     102.875%
                  2002 and thereafter..........     100.000%

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

Note 5. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:


                                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                                          -----------------------------------    -----------------------------------
                                                               2000                 1999               2000               1999
                                                           -------------        --------------   ---------------      ----------
Numerator:
  Net income (loss) from continuing operations         $     (13,586)     $         (6,919)     $        6,384      $    (19,954)
                                                         ---------------       ------------        --------------     -----------
  Numerator for basic and diluted  earnings per share
  - income  (loss) from continuing operations                (13,586)               (6,919)              6,384           (19,954)

  Extraordinary item                                              -                     -                1,773                -
                                                         ----------------       ------------        --------------     -----------
  Numerator  for  basic  earnings  per share - income
  (loss) applicable to common stock                          (13,586)               (6,919)              8,157           (19,954)

Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares                               22,628,599              6,352,672         22,641,993          6,342,437

  Effect of dilutive securities:
    Stock options, warrants and CVR's                           -                     -              9,979,975               -
                                                          ---------------       ------------        --------------     -----------
  Dilutive potential common shares Denominator
    for diluted earnings per share -
    Adjusted weighted-average shares and assumed
    Conversions                                           22,628,599              6,352,672         32,621,968          6,342,437

  Basic earnings (loss) per share:
    Income (loss) from  continuing operations          $      (0.60)        $        (1.09)      $       0.28       $      (3.15)
    Extraordinary item                                            -                    -                 0.08               -
                                                           -------------        --------------       ------------      -------------
                                                       $      (0.60)        $        (1.09)      $       0.36       $      (3.15)
                                                           =============        ==============       ============      =============
  Diluted earnings (loss) per share:
   Income (loss) from continuing operations            $      (0.60)        $        (1.09)      $       0.20       $      (3.15)
    Extraordinary item                                            -                    -               0.05               -
                                                           -------------        --------------       ------------      -------------
                                                       $      (0.60)        $        (1.09)      $       0.25       $      (3.15)
                                                           =============        ==============       ============      =============


         For the three months ended September 30, 2000 and 1999, and for the nine months ended September 30, 1999, none of the shares issuable in connection with stock options, warrants or CVR's are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the periods. If losses were not incurred in these periods, for the three months ended September 30, 2000 and 1999, 11.4 million and 108,000 shares, respectively, and for the nine months ended September 30, 1999, 16,200 shares would have been included.

Note 6.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

         The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of Abraxas at September 30, 2000. Canadian Abraxas is jointly and severally liable with Abraxas for the entire balance of Abraxas' and Canadian Abraxas' 11.5% Senior Notes due 2004.

                                                        BALANCE SHEET
           ----------------------------------------------------------------------------------------------
                                  Assets                          Liabilities and Shareholders Equity
           ----------------------------------------------------------------------------------------------
                                                   (In Thousands)
           Total current assets          $        8,734  Total current liabilities       $        4,635
           Oil and gas properties               148,294  11.5%  Notes due 2004                   52,629
           Other assets                           7,099  Note payable to Abraxas                 27,085
                                                          Other liabilities                      28,502
                                                          Equity                                 51,276
                                            ------------                                     -----------
                                         $      164,127                                  $      164,127
                                            ============                                     ===========

Note 7. Business Segments

         The Company operates n one segment. Business segment information about the Company's third quarter operations in different geographic areas is as follows:

                                                                     Three Months Ended September 30, 2000
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       4,750          $      11,627     $       16,377
                                                          ==================     =================  ===================
             Operating profit (loss).................        $        (516)         $       2,944     $        2,428
                                                          ==================     =================
             General corporate.......................                                                         (3,391)
             Interest expense and amortization of
                deferred financing fees .............                                                         (8,206)
                                                                                                    -------------------
                Income (loss) before income taxes....                                                 $       (9,169)
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
                                                                                                    ===================

                                                                      Nine Months Ended September 30, 2000
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      16,033          $      33,348     $       49,381
                                                          ==================     =================  ===================

             Operating profit (loss).................        $       1,208          $       6,171     $        7,379
                                                          ==================     =================
             General corporate ......................                                                         (5,200)
             Interest expense and amortization of
                deferred financing fees .............                                                        (24,412)
                Other   .............................                                                         32,953
                                                                                                    -------------------
                Income before income taxes and
                  extraordinary item ................                                                 $       10,720
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
                                                                                                    ===================

Note 8.  Contingencies

         In May 1995, certain plaintiffs filed a lawsuit against the Company alleging negligence and gross negligence, tortuous interference with contract, conversion and waste. In March 1998, a jury found against the Company, and on May 22, 1998, final judgement in the amount of approximately $1.3 million was entered. The Company filed an appeal and in March 2000, the Court of Appeals reduced the plaintiff's award to $362,495 plus post judgement interest of $68,915. The Company settled the suit on April 26, 2000, for $435,781 which was charged to earnings in the accompanying financial statements for the nine months ended September 30, 2000.

         Additionally, from time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2000, the Company wase not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's financial position or results of operations.

         See note 4 regarding potential issuance of additional common stock related to CVR's

Note 9. New Accounting Pronouncement

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

Note 10. Stock-based Compensation

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, the Company amended the exercise price on certain stock options to $2.06 on all options with an existing exercise price greater than $2.06. The Company recognized approximately $2.1 million as Stock-based Compensation expense during the three and nine months ended September 30, 2000.

Note 11.  Restatement

         Subsequent to the issuance of the Company's financial statements for the three and nine months ended September 30, 2000 the Company's management determined that the effect of the previous repricing of certain stock options was not properly reported during the three months ended Seeptember 30, 2000. As a result, the financial statements for the three and nine months ended September 30, 2000, have been restated from the amounts previously reported to properly account for the effect of these repricings. A summary of the significant effects of the restatement follows:
                                                 At September 30, 2000
                                       ---------------------------------------
                                         As Previously        As Restated
                                           Reported
                                       ------------------  -------------------
Additional paid-in capital              $     127,570      $     129,703
Accumulated deficit                          (129,535)          (131,668)

                                                      Three Months ended September 30, 2000    Nine Months ended September 30, 2000
                                                     ----------------------------------------- ------------------------------------
                                                       As Previously         As Restated          As Previously      As Restated
                                                         Reported                                   Reported
                                                     ------------------ ---------------------- -------------------- ---------------
General and administrative (Stock-based
   Compensation                                      $         -        $          2,133       $         -          $       2,133
Operating income (loss)                                      1,170                  (963)              4,312                2,179
Income (loss) from operations before taxes and
  extraordinary item                                        (7,036)               (9,169)             12,853               10,720
Net income (loss) before extraordinary item                (11,453)              (13,586)              8,937                6,384
Net income (loss)                                          (11,453)              (13,586)             10,290              (11,453)
                                                     ================== ===================== ===================== ===============
Earnings (loss) per common share:
  Net income (loss) before extraordinary item        $       (0.51)     $          (0.60)      $        0.40        $        0.28
  Extraordinary item                                            -                    -                  0.06                 0.08
                                                     ------------------ ---------------------- -------------------- ---------------
Net income (loss) per common share                   $       (0.51)     $          (0.60)      $        0.46        $        0.36
                                                     ================== ====================== ==================== ===============
Earnings (loss) per common share assuming dilution:
  Net income (loss) before extraordinary item        $       (0.51)     $          (0.60)      $        0.27        $         0.20
  Extraordinary item                                             -                   -                  0.04                  0.05
                                                     ------------------ ---------------------- -------------------- ---------------
Net income (loss) per common share                   $       (0.51)     $          (0.60)      $        0.31        $         0.25
                                                     ================== ====================== ==================== ===============

                 .ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Restatement

         Subsequent to the issuance of the Company's financial statements for the three and nine months ended September 30, 2000 the Company's management determined that the effect of the previous repricing of certain stock options was not properly reported during the three months ended September 30, 2000. As a result, the financial statements for the three and nine months ended September 30, 2000, have been restated from the amounts previously reported to properly account for the effect of these repricings. A summary of the significant effects of the restatement in presented in Note 11. The accompanying MD&A has been revised to reflect the effect of the restatement of the Company's interim statements for the three and nine month periods ended September 30, 2000.

                                   **********

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

    Selected operating data. The following table sets forth certain operating data of the Company for the periods presented.

                                                                Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                            ---------------------------    -------------------------------
                                                               2000            1999            2000              1999
                                                            ------------    -----------    --------------    -------------
     Operating Revenue (in thousands):
     Crude Oil Sales                                    $         2,454  $       3,242  $          7,681  $         8,506
     Natural Gas Sales                                           11,044         11,074            33,555           32,012
     Natural Gas Liquids Sales                                    1,847          1,526             5,236            3,366
     Processing Revenue                                             672            818             2,074            2,733
     Rig Operations                                                 134            129               384              328
     Other                                                          226            169               451            2,759
                                                            ------------    -----------    --------------    -------------
                                                        $        16,377  $      16,958  $         49,381  $        49,704
                                                            ============    ===========    ==============    =============

     Operating Income(loss)(in thousands)
     (as restataed)                                     $          (963) $       2,982  $          2,179  $         5,278
     Crude Oil Production (MBBLS)                                   144            192               474              609
     Natural Gas Production (MMCFS)                               4,764          6,273            15,312           20,155
     Natural Gas Liquids Production (MBBLS)                          79             98               243              282
     Average Crude Oil Sales Price ($/BBL)               $        16.99  $       16.88  $          16.20  $         13.98
     Average Natural Gas Sales Price ($/MCF)             $         2.32  $        1.77  $           2.19  $          1.59
     Average Liquids Sales Price ($/BBL)                 $        23.35  $       15.62  $          21.50  $         11.96

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

    Stock-based compensation expense. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB 25. Under the interpretation, certain modifications to fixed stock option awards occurring subsequent to December 15, 1998, and when these awards were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, the Company amended the exercise price to $2.06 on all options with an exercise price greater than $2.06. We recognized approximately $2.1 million stock-based compensation expense during the third quarter of 2000.

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

         Income taxes. Income tax expense (benefit) increased to an expense of $4.0 million for the three months ended September 30, 2000 from a benefit of $(418,000) for the same period of 1999. The increase is primarily the result of the reversal of a $3.5 million deferred tax benefit during the quarter when it was determined that is would not be utilized.

    General. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce The prices of natural gas and, crude oil and natural gas liquids we receive increased during the quarter ended September 30, 2000. The average natural gas price we realized increased by 31% to $2.32 per MCF during the third quarter of 2000, including the impact of a loss from hedging activities of $5.5 million, compared with $1.77 per MCF during the same period of 1999. Crude oil prices increased from $16.88 per BBL during the third quarter of 1999, to $16.99 for same period ended September 30, 2000, including the impact of a loss from hedging activities of $1.9 million. Natural gas liquids prices increased to $23.35 per BBL for the three months ended September 30, 2000 compared to $15.62 per BBL in the same period of 1999. In addition, our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless we are successful in acquiring properties containing proved reserves or conduct successful exploration and development activities. In the event crude oil, natural gas and natural gas liquid prices return to depressed levels or if our production levels decrease, our revenues, cash flow from operations and profitability will be materially adversely affected.


         Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999

    Operating Revenue. During the nine months ended September 30, 2000, operating revenue from crude oil, natural gas and natural gas liquid sales increased from $43.9 million in the nine months ended September 30, 1999 to $46.5 million for the same period in 2000. The increase in revenue was primarily attributable to higher prices realized during the nine months ended September 30, 2000 as compared to the same period of 1999. After deducting losses from hedging activities of $14.7 million, increased prices contributed $12.7 million in additional revenue. Reduced production volumes had a $10.1 million negative impact on revenue.

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

    G&A Expenses. G&A expenses increased from $4.2 million for the nine months ended September 30, 1999 to $4.8 million for the same period of 2000. The increase was primarily due to the loss of overhead reimbursement of approximately $300,000 received from Abraxas Wamsutter, which sold it's properties in March 2000, and increased insurance cost. G&A expense on a per MCFE basis increased from $0.17 for the nine months ended September 30, 1999 to $0.24 for the same period of 2000.

    Stock-based compensation expense. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB 25. Under the interpretation, certain modifications to fixed stock option awards occurring subsequent to December 15, 1998, and when these awards were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, the Company amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. We recognized approximately $2.1 million as stock-based compensation expense during the nine months ended September 30, 2000.

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

    Interest Expense. Interest expense decreased to $23.4 million for the nine months ended September 30, 2000 from $28.4 million for the nine months ended September 30, 1999. This decrease resulted from reduced debt levels during the first nine months of 2000 compared to the same period of 1999. The reduced debt level is the result of the exchange of approximately $269.7 million principal amount of our 11.5% Senior Notes due 2004, Series D (the "Old Notes") for approximately $188.8 million principal amount of our 11.5% Senior Secured Notes due 2004, Series A (the "Second Lien Notes"), shares of our common stock and contingent value rights. The interest savings related to this exchange was partially offset by interest on our 12.875% Senior Secured Notes due 2003 (the "First Lien Notes") which were issued on March 27, 1999. Long-term debt declined from $346.2 million at September 30, 1999 to $264.6 million at September 30, 2000

    Other Expense. Other expense was $1.0 million of the nine months ended September 30, 2000. Included in this amount is $147,000 of non-cash expense in connection with the issuance of warrants in August, 2000 to a third party financial advisor, approximately $400,000 in non-recurring costs incurred in our Canadian operations in connection with the acquisition of New Cache Petroleums, L.T.D. in 1999 and approximately $436,000 in connection with the settlement of a lawsuit in April 2000.

    General. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce The prices of natural gas and, crude oil and natural gas liquids we receive increased during the first nine months of 2000. The average natural gas price we realized increased by 27% to $2.19 per MCF during the first nine months of 2000, including the impact of a loss from hedging activities of $8.4 million, compared with $1.59 per MCF during the same period of 1999. Crude oil prices increased from $13.98 per BBL during the nine months of 1999, to $16.20 for the nine months ended September 30, 2000, including the impact of a loss from hedging activities of $5.7 million. Natural gas liquids prices increased to $21.50 per BBL for the nine months ended September 30, 2000 compared to $11.96 per BBL in the same period of 1999. In addition, our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless we are successful in acquiring properties containing proved reserves or conduct successful exploration and development activities. In the event crude oil, natural gas and natural gas liquid prices return to depressed levels or if our production levels decrease, our revenues, cash flow from operations and profitability will be materially adversely affected.

Liquidity and Capital Resources

    General: Capital expenditures excluding property divestitures during the nine months ended September 30, 2000 were $44.3 million compared to $115.3 million during the same period of 1999. The table below sets forth the components of these capital expenditures on a historical basis for the nine months ended September 30, 2000 and 1999.

                                                    Nine Months Ended
                                                      September 30
                                       ---------------------------------------
                                                 2000                1999
                                       ---------------------------------------
Expenditure category (in thousands):
  Acquisitions                         $             301     $        92,586
  Development                                     42,829              21,006
  Facilities and other                             1,141               1,658
                                           ---------------     ---------------
Total                                  $          44,271     $       115,250
                                           ===============     ===============

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

    Operating activities during the nine months ended September 30, 2000 provided $8.8 million in cash compared to $9.3 million in the same period in 1999. Net income plus non-cash expense items during 1999 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities required $1.3 million net during the first nine months of 2000, $300,000 of which was utilized for the acquisition of oil and gas properties, $42.8 million of which was utilized for the development of crude oil and natural gas properties, and $1.1 million of which was utilized for facilities and other. Divestitures of oil and gas properties, including equity investment, provided $34.5 million. This compares to $100.4 million required during the same period of 1999, $92.6 million of which was utilized for the acquisition of oil and gas properties, $21.0 million of which was utilized for the development of crude oil and natural gas properties, and $1.7 million of which was utilized for facilities and other. Financing activities used $7.4 million for the first nine months of 2000 compared to providing $43.9 million for the same period of 1999.

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

         In December 1999, Abraxas and Canadian Abraxas, completed an exchange offer whereby we exchanged the Second Lien Notes common stock, and contingent value rights for approximately 98.43% of our outstanding Old Notes. The exchange offer reduced our long term debt by $76 million net of fees and expenses.

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

                  Year                                            Percentage
                  2000...........................................    105.750%
                  2001...........................................    102.875%
                  2002 and thereafter............................    100.000%

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

                    Year                                     Percentage
                    -----                                    ----------
                    2000...............................        105.750%
                    2001...............................        102.875%
                    2002 and thereafter................        100.000%

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

                                     PART II
                                OTHER INFORMATION
Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.     Other information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibit 27 - Financial Data Schedule
           (b) Reports on Form 8-K
                  Form 8-K August 3, 2000 - Engagement of financial advisor Form 8-K August 23, 2000 - Change in Certifying Accountants

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)




    Date:  March 30, 2001             By:/s/
         ----------------                -------------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  March 30, 2001             By:/s/
         ------------------              -------------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer