Form 10-K
period 2000-12-31
ABRAXAS PETROLEUM CORP
filed 2001-04-02
CIK 867665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
                         ------------------------------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     Common Stock, par value $.01 per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 22, 2001, based upon the closing per share price of $4.75, was approximately $94,551,000 on such date.

         The number of shares of the issuer's common stock, par value $.01 per share, outstanding as of March 22, 2001 was 22,593,969 shares of which 19,905,411 shares were held by non-affiliates.

Documents Incorporated by Reference: Portions of the registrant's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be held on May 24, 2001 have been incorporated by reference herein (Part III).

                          ABRAXAS PETROLEUM CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1.  Business. ...........................................................4
          General  ...........................................................4
          Business Strategy ..................................................5
          Markets and Customers...............................................6
          Risk Factors........................................................6
          Regulation of Crude Oil and Natural Gas Activities.................13
          Canadian Royalty Matters...........................................16
          Environmental Matters  ............................................17
          Title to properties................................................19
          Employees..........................................................19

Item 2.  Properties..........................................................20
          Primary Operating Areas............................................20
          Exploratory and Developmental Acreage..............................20
          Productive Wells...................................................21
          Reserves Information...............................................21
          Crude Oil, Natural Gas Liquids and Natural Gas
            Production and Sales Price ......................................23
          Drilling Activities................................................24
          Office Facilities..................................................24
          Other Properties...................................................25

Item 3.  Legal Proceedings...................................................25

Item 4.  Submission of Matters to a Vote of
            Security Holders.................................................25
Item 4a.Executive Officers of Abraxas........................................25


                                     PART II

Item 5.  Market for Registrant's Common Equity
            and Related Stockholder Matters..................................26
          Market Information.................................................26
          Holders............................................................26
          Dividends..........................................................26

Item 6.  Selected Financial Data.............................................27

Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................27
          General............................................................27
          Results of Operations..............................................27
          Liquidity and Capital Resources....................................31
           New Accounting Pronouncement......................................38

Item 7a. Quantitative and Qualitative Disclosures about Market Risk..........38

Item 8.  Financial Statements and Supplementary Data.........................39

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............................39

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant  ...............39

Item 11.  Executive Compensation.............................................39

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management...................................................39

Item 13.  Certain Relationships and Related Transactions.....................39


                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K.........................................40


           SIGNATURES........................................................44

                           FORWARD-LOOKING INFORMATION

    We make forward-looking statements throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "expect" or "anticipate" will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. The forward-looking information contained in this annual report is generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management's reasonable estimates of future results or trends. The factors that may affect our expectations of our operations include, among others, the following:

o        Our high debt level
o        Our ability to raise capital
o        Economic and business conditions
o        Our success in completing acquisitions or in development
           and exploration activities
o        Prices for crude oil and natural gas; and
o        Other factors discussed elsewhere in this document


                                     PART I

Item 1. Business

General

    Abraxas Petroleum Corporation is an independent energy company engaged primarily in the acquisition, exploration, exploitation and production of crude oil and natural gas. Since January 1, 1991, our principal means of growth has been through the acquisition and subsequent development and exploitation of producing properties and related assets. As a result of our historical acquisition activities, we believe we have a substantial inventory of low risk exploration and development opportunities, the development of which is critical to the maintenance and growth of our current production levels. We seek to complement our acquisition and development activities by selectively participating in exploration projects with experienced industry partners.

    Our principal areas of operation are Texas and western Canada. At December 31, 2000, we owned interests in 1,200,778 gross acres (835,445 net acres) and operated properties accounting for 79% of our PV-10, affording us substantial control over the timing and incurrence of operating and capital expenditures. PV-10 means estimated future net revenue, discounted at a rate of 10% per annum, before income taxes and with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the Securities and Exchange Commission. An Mcf is one thousand cubic feet of natural gas. MMcf is used to designate one million cubic feet of natural gas and Bcf refers to one billion cubic feet of natural gas. Mcfe means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of crude oil to six Mcf of natural gas. MMcfe means millions of cubic feet of natural gas equivalents and Bcfe means billions of cubic feet of natural gas equivalents. Mmbtu means million British Thermal Units. The term Bbl means one barrel of crude oil and MBbls is used to designate one thousand barrels of crude oil.

    At December 31, 2000, estimated total proved reserves of Abraxas, our wholly-owned subsidiary, Canadian Abraxas Petroleum Limited, and our 49%-owned subsidiary, Grey Wolf Exploration Inc., were 244.4 Bcfe with an aggregate PV-10 of $1.0 billion. As of December 31, 2000, we had net natural gas processing capacity of 120 MMcf per day through our 13 natural gas processing plants and compression facilities in Canada, giving us substantial control over our Canadian production and marketing activities.

Business Strategy

         Our primary business objectives are to increase reserves, production and cash flow through the following:

o Improved Liquidity. Since January 1999, we have sought to improve our liquidity in order to allow us to meet our debt service requirements and to maintain and increase existing production.

         o Our sale in March 1999 of 12.875% Senior Secured Notes due 2003 (the "First Lien Notes") allowed us to refinance our bank debt, meet our near-term debt service requirements and make limited crude oil and natural gas capital expenditures.

         o In October 1999, we sold a dollar denominated production payment for $4.0 million relating to existing natural gas wells in the Edwards Trend in South Texas to a unit of Southern Energy, Inc. which is now known as Mirant Americas Energy Capital, L.P. and in 2000, we sold additional production payments for $6.4 million relating to additional natural gas wells in the Edwards Trend to Mirant. We have the ability to sell up to $50 million to Mirant for drilling opportunities in the Edwards Trend.

         o In December 1999, Abraxas and our wholly-owned Canadian subsidiary, Canadian Abraxas Petroleum Limited, completed an Exchange Offer whereby we exchanged our new 11.5% Senior Secured Notes due 2004, Series A (the "Second Lien Notes"), common stock and contingent value rights for approximately 98.43% of our outstanding 11.5% Senior Notes due 2004, Series D (the "Old Notes"). The Exchange Offer reduced our long-term debt by approximately $76 million after expenses.

         o We are continuing to rationalize our significant non-core Canadian assets to allow us to continue to grow while reducing our debt. We may sell non-core assets or seek partners to fund a portion of the exploration costs of undeveloped acreage and are considering other potential strategic alternatives.

         o In March 2000, we sold our interest in certain crude oil and natural gas properties that we owned and operated in Wyoming. Simultaneously, a limited partnership of which one of our subsidiaries was the general partner, which we accounted for on the equity method of accounting, sold its interest in crude oil and natural gas properties in the same area. Our net proceeds from these transactions were approximately $34.0 million.

         o In March 2001, we announced that we had engaged Credit Lyonnais Securities (USA) Inc. and CIBC World Markets Corp. to assist us in a review of alternative financial strategies. Under the terms of this engagement, we may restructure, refinance or recapitalize some or all of our existing debt and/or issue equity securities.

o Low Cost Operations. We seek to maintain low operating and G&A expenses per Mcfe by operating a majority of our producing properties and related assets and by maintaining a high rate of production on a per well basis. As a result of this strategy, we have achieved per unit operating and G&A expenses that compare favorably with similar companies.

o Exploitation of Existing Properties. We will allocate a portion of our operating cash flow to the exploitation of our producing properties. We believe that the proximity of our undeveloped reserves to existing production makes development of these properties less risky and more cost-effective than other drilling opportunities available to us. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion. Our capital expenditure budget for 2001 for existing leaseholds is approximately $42.0 million including approximately $13.5 million for our horizontal drilling exploitation program. We currently have horizontal drilling or completion operations in West Texas, South Texas and Wyoming. We focus our horizontal drilling activities in deep wells containing known columns of hydrocarbons. We believe that this drilling method provides increased production at low incremental costs and very high rates of return.

o Producing Property Acquisitions. As cash flow permits, we intend to continue to acquire producing crude oil and natural gas properties that can increase cash flow, production and reserves through operational improvements and additional development. In January 2001, we announced that we were in discussions with our 49%-owned subsidiary, Grey Wolf Exploration Inc., concerning a stock for stock acquisition of the remaining 51% ownership of Grey Wolf. If we complete this acquisition as contemplated, we expect that the impact on us will include the streamlining of our Canadian operations, an increase in net asset values for our stockholders, and an accretive impact to stockholders on an earnings basis.


o Focused Exploration Activity. We may allocate a portion of our capital budget to the drilling of exploratory wells that have high reserve potential. We believe that by devoting a relatively small amount of capital to high impact, high risk projects while reserving the majority of our available capital for development projects, we can reduce drilling risks while still benefiting from the potential for significant reserve additions.

Markets and Customers

    The revenue generated by our operations is highly dependent upon the prices of, and demand for, crude oil and natural gas. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our crude oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability and cash flow from operations.

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

    Substantially all of our crude oil and natural gas is sold at current market prices under short-term contracts, as is customary in the industry. During the year ended December 31, 2000, two purchasers accounted for approximately 26% of our crude oil and natural gas sales. We believe that there are numerous other companies available to purchase our crude oil and natural gas and that the loss of one or both of these purchasers would not materially affect our ability to sell crude oil and natural gas. The prices we receive for the sale of our crude oil and natural gas are subject to our hedging activities. You should read the discussion under "Management's Discussion and Analysis of Financial Condition And Results of Operations -- Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk; Commodity Price Risk" for more information regarding our hedging activities.

Risk Factors

    Our debt levels and our debt covenants may limit our ability to pursue business opportunities and to obtain additional financing. We have substantial indebtedness and debt service requirements. Our total debt and stockholders' deficit were $267.6 million and $6.5 million, respectively, as of December 31, 2000. We may incur additional indebtedness in the future in connection with acquiring, developing and exploiting producing properties, although our ability to incur additional indebtedness is substantially limited by the terms of the

First Lien Notes indenture and the Second Lien Notes indenture. You should read the discussions under the heading " "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the Consolidated Financial Statements and the notes thereto included elsewhere in this annual report for more information regarding our indebtedness.

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

    Our high level of debt increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance which, in turn, depends on general economic conditions and financial, business and other factors many of which are beyond our control.

    We have substantial capital requirements. We make and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil and natural gas. In the past, we have funded our operations primarily through cash flow from operations and borrowings under our bank credit facilities and other sources. Due to severely depressed crude oil and natural gas prices in 1999, our cash flow from operations was substantially reduced. We met our liquidity needs in 1999 through the sale of the First Lien Notes and the sale of the production payment to Mirant and the sale of certain non-core properties together with cash flow from operations. In 2000, we met our liquidity needs through cash flow from operations, the sale of additional non-core properties including those in Wyoming and further installments on the production payment with Mirant. We are examining certain alternative sources of long term capital including:

         o restructuring, refinancing or recapitalizing our current indebtedness;

         o     selling equity securities; and

         o     selling additional non-core properties.

The availability of these sources of capital depend upon a number of factors, many of which are beyond our control such as general economic and financial market conditions and crude oil and natural gas prices.

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

    Additionally, our ability to raise funds through additional indebtedness will be limited because substantially all of our crude oil and natural gas properties and natural gas processing facilities are subject to a first lien or floating charge for the benefit of the holders of the First Lien Notes and a second lien or floating charge for the benefit of the holders of the Second Lien Notes. Finally, our indentures also place restrictions on the use of proceeds from asset sales.

    We believe that our improved cash flow from operations due to higher commodity prices and operating results, the sale of non-core properties and additional installments on the production payment with Mirant will provide us with sufficient capital for the next 12 months. However, if our production or commodity prices decrease or if our drilling activities cost more than we anticipate, we may not be able to execute our business plan without additional capital.

    Crude oil and natural gas prices and their volatility could adversely affect our revenue, cash flows and profitability. Our revenue, profitability and future rate of growth depend substantially upon prevailing prices for crude oil and natural gas. Crude oil and natural gas prices fluctuate and prior to 2000 had declined significantly. Natural gas prices affect us more than crude oil prices since most of our production and reserves are natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. For example in 1999 we reduced our capital expenditures budget because of lower crude oil and natural gas prices. In addition, we may have ceiling test writedowns when prices decline. Lower prices may also reduce the amount of crude oil and natural gas that we can produce economically.

    We cannot predict future crude oil and natural gas prices. Factors that can cause price fluctuations include:

         o     changes in supply and demand for crude oil and natural gas;

         o     weather conditions;

         o     the price and availability of alternative fuels;

         o political and economic conditions in oil producing countries, especially those in the Mideast; and

         o     overall economic conditions.

    Hedging transactions may limit our potential gains. We entered into hedge agreements and other financial arrangements at various times to attempt to minimize the effect of crude oil and natural gas price fluctuations. We cannot assure you that such transactions will reduce risk or minimize the effect of any decline in crude oil or natural gas prices. Any substantial or extended decline in crude oil or natural gas prices would have a material adverse effect on our business and financial results. Hedging activities may limit the risk of declines in prices, but such arrangements may also limit additional revenues from price increases. In addition, such transactions may expose us to risks of financial loss under certain circumstances, such as:

         o     production is less than expected; or

         o price differences between delivery points for our production and those in our hedging agreements increase.

    In 2000, we experienced hedging losses of $20.2 million. At year end 2000, the fair value of future hedges was a liability of approximately $38 million, which we estimate will reduce cash flow by $27 million in 2001 and $11 million in 2002. To the extent that these hedge agreements require us to pay the counterparty, our revenue will be reduced. You should read the discussion under the heading "Management's Discussion and Analysis of Financial Condition and

Results of Operations-- Liquidity and Capital Resources - Hedging Activities" for more information regarding our hedging activities.

    Lower crude oil and natural gas prices increase the risk of ceiling limitation writedowns. We use the full cost method to account for our crude oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation writedown." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity. The risk that we will be required to write down the carrying value of crude oil and natural gas properties increases when crude oil and natural gas prices are low or volatile. In addition, writedowns may occur if we experience substantial downward adjustments to our estimated proved reserves or if purchasers cancel long-term contracts for our natural gas production. In 1999, we recorded a writedown of $19.1 million ($11.9 million after tax) as a result of a downward adjustment to our proved reserves in Canada. In 1998, we recorded a write down of $61 million as a result of low commodity prices. We cannot assure you that we will not experience additional ceiling limitation writedowns in the future.

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

    The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the PV-10 thereof for the crude oil and natural gas properties described in this document are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 2000. The sales prices as of such date used for purposes of such estimates were $25.73 per Bbl of crude oil, $30.63 per Bbl of NGLs and $9.21 per Mcf of natural gas. This compares with $24.88 per Bbl of crude oil, $14.79 per Bbl of NGLs and $2.11 per Mcf of natural gas as of December 31, 1999. It is also assumed that we will make future capital expenditures of approximately $55.5 million in the aggregate, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

    We have experienced recurring net losses. The Company has experienced losses in three of the last four years. Additionally in 2000 if the significant gain on the sale of partnership is excluded the Company would have experienced a net loss for the year.

    You should read the discussions under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes thereto included elsewhere in this document for more information regarding these losses. We cannot assure you that we will remain profitable in the future.

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

    Our ability to continue to acquire producing properties or companies that own such properties assumes that major integrated oil companies and independent oil companies will continue to divest many of their crude oil and natural gas properties. We cannot assure you that such divestitures will continue or that we will be able to acquire such properties at acceptable prices or develop additional reserves in the future. In addition, under the terms of the First Lien Notes indenture, the Old Notes indenture and the Second Lien Notes indenture, our ability to obtain additional financing in the future for acquisitions and capital expenditures will be limited

    Our operations are subject to numerous risks of crude oil and natural gas drilling and production activities. Crude oil and natural gas drilling and production activities are subject to numerous risks, many of which are beyond our control. These risks include the following:

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

    The marketability of our production depends largely upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. The marketability of our production depends in part upon processing facilities. Transportation space on such gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to such facilities or due to such space being utilized by other companies with priority transportation agreements. Our access to transportation options can also be affected by U.S. federal and state and Canadian regulation of crude oil and gas production and transportation, general economic conditions, and changes in supply and demand. These factors and the availability of markets are beyond our control. If market factors dramatically change, the financial impact on us could be substantial and adversely affect our ability to produce and market crude oil and natural gas.

    Our crude oil and natural gas operations are subject to various U.S. federal, state and local and Canadian federal and provincial governmental regulations that materially affect our operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of crude oil and natural gas, these agencies have restricted the rates of flow of crude oil and natural gas wells below actual production capacity. Federal, state, provincial and local laws regulate production, handling, storage, transportation and disposal of crude oil and natural gas, by-products from crude oil and natural gas and other substances and materials produced or used in connection with crude oil and natural gas operations. To date, our expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant. We believe that we are in substantial compliance with all applicable laws and regulations. However, the requirements of such laws and regulations are frequently changed. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations

    Our Canadian operations are subject to the risks of currency fluctuations and in some instances economic and political developments. We have significant operations in Canada. The expenses of such operations are payable in Canadian dollars while most of the revenue from crude oil and natural gas sales is based upon U.S. dollar price indices. As a result, Canadian operations are subject to the risk of fluctuations in the relative values of the Canadian and U.S. dollars. We are also required to recognize foreign currency translation gains or losses related to the debt issued by our Canadian subsidiary because the debt is denominated in U.S. dollars and the functional currency of such subsidiary is the Canadian dollar. Our foreign operations may also be adversely affected by local political and economic developments, royalty and tax increases and other foreign laws or policies, as well as U.S. policies affecting trade, taxation and investment in other countries.

    Shares eligible for future sale may depress our stock price. At March 22, 2001, we had 22,593,969 shares of common stock outstanding of which 2,688,558 shares were held by affiliates, 4,035,524 shares of common stock subject to outstanding options granted under certain stock option plans (of which 1,556,813 shares were vested at March 22, 2001) and 950,000 shares issuable upon exercise of warrants. In addition, as part of the Exchange Offer, we issued CVRs which entitled the holders thereof to receive up to a total of 105,408,978 shares of our common stock if the price of our common stock does not reach certain target prices. The target price on May 21, 2001 is $5.97. As of March 22, 2001, based on the Abraxas Common Stock market price, CVR holders would be entitled to receive approximately 3.3 million shares.

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

    Anti-takeover provisions could make a third party acquisition of Abraxas difficult. Abraxas' articles of incorporation and by-laws provide for a classified board of directors, with each member serving a three-year term and eliminate the ability of stockholders to call special meetings or take action by written consent. Abraxas has also adopted a stockholder rights plan. Each of the provisions in the articles of incorporation and by-laws and the stockholder rights plan could make it more difficult for a third party to acquire Abraxas without the approval of Abraxas' board. In addition, the Nevada corporate statute also contains certain provisions which could make an acquisition by a third party more difficult

    Use of our net operating loss carryforwards may be limited. At December 31, 2000, the Company had, subject to the limitation discussed below, $101,800,000 of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2001 through 2020 if not utilized. At December 31, 2000, the Company had approximately $11,400,000 of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2001 through 2020 if not utilized.

    As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under
Section 382 occurred in December 1991. Accordingly, it is expected that the use of the U.S. net operating loss carryforwards generated prior to December 31, 1991 of $4,909,000 will be limited to approximately $235,000 per year.

During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of the acquired corporation of $257,000 acquired in the acquisition are limited to approximately $115,000 per year.

As a result of the issuance of additional shares of common stock for acquisitions and sales of common stock, an additional ownership change under
Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 (including those subject to the 1991 and 1992 ownership changes discussed above) of $8,295,000 will be limited as described above and in the following paragraph.

An ownership change under Section 382 occurred in December 1999, following the issuance of additional shares, as described in Note 5 to the Consolidated Financial Statements. It is expected that the annual use of U.S. net operating loss carryforwards subject to this Section 382 limitation will be limited to approximately $363,000, subject to the lower limitations described above. Future changes in ownership may further limit the use of the Company's carryforwards.

The annual Section 382 limitation may be increased during any year, within 5 years of a change in ownership, in which built-in gains that existed on the date of the change in ownership are recognized.

         In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $36,134,000 and $34,736,000 for deferred tax assets at December 31, 1999 and 2000, respectively.

Regulation of Crude Oil and Natural Gas Activities

    The exploration, production and transportation of all types of hydrocarbons are subject to significant governmental regulations. Our operations are affected from time to time in varying degrees by political developments and federal, state, provincial and local laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by industry specific price controls, taxes, conservation, safety, environmental, and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations.

Price Regulations

    In the past, maximum selling prices for certain categories of crude oil, natural gas, condensate and NGLs in the United States were subject to significant federal regulation. At the present time, however, all sales of our crude oil, natural gas, condensate and NGLs produced in the United States under private contracts may be sold at market prices. Congress could, however, reenact price controls in the future. If controls that limit prices to below market rates are instituted, the Company's revenue would be adversely affected.

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

    NAFTA contemplates the reduction of Mexican restrictive trade practices in the energy sector and prohibits discriminatory border restrictions and export taxes. The agreement also contemplates clearer disciplines on regulators to ensure fair implementation of any regulatory changes and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports. The Texas Railroad Commission has recently become the lead agency for Texas for coordinating permits governing Texas to Mexico cross border pipeline projects. The availability of selling gas into Mexico may substantially impact the interstate gas market on all producers in the coming years.

United States Natural Gas Regulation

    Historically, the natural gas industry as a whole has been more heavily regulated than the crude oil or other liquid hydrocarbons market. Most regulations focused on transportation practices. In the recent past interstate pipeline companies in the United States generally acted as wholesale merchants by purchasing natural gas from producers and reselling the gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rule making action, Order No. 636 ("Order 636"), issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and gas balancing services), and to adopt a new ratemaking methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate markets natural gas as a merchant, it does so pursuant to private contracts in direct competition with all of the sellers, such as us; however, pipeline companies and their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only," although many have affiliated marketers. Order 636 and related FERC orders have resulted in increased competition within all phases of the natural gas industry. We do not believe that Order 636 and the related restructuring proceedings affect us any differently than other natural gas producers and marketers with which we compete.

         Transportation pipeline availability and cost are major factors affecting the production and sale of natural gas. Our physical sales of natural gas are affected by the actual availability, terms and cost of pipeline transportation. The price and terms for access onto the pipeline transportation systems remain subject to extensive Federal regulation. Although Order 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to and use of the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although some appeals remain pending and the FERC continues to review and modify its regulations regarding the transportation of natural gas. For example, the FERC has recently begun a broad review of its natural gas transportation regulations, including how its regulation operate in conjunction with state proposals for natural gas marketing restructuring and in the increasingly competitive marketplace for all post-wellhead services related to natural gas.

    In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas in the United States. Some of the more notable of these regulatory initiatives include:

    (1) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin down" of previously regulated gathering facilities to the pipeline's nonregulated affiliates).

    (2) Order No. 497 involving the regulation of pipelines with marketing affiliates.

    (3) various FERC orders adopting rules proposed by the Gas Industry Standards Board which are designed to further standardize pipeline transportation tariffs and business practices.

    (4) a notice of proposed rulemaking that, among other things, proposes (a) to eliminate the cost-based price cap currently imposed on natural gas transactions of less than one year in duration, (b) to establish mandatory "transparent" capacity auctions of short-term capacity on a daily basis, and (c) to permit interstate pipelines to negotiate terms and conditions of service with individual customers.

    (5) issuance of Policy Statements regarding Alternate Rates and Negotiated Terms and Conditions of Service covering (a)the pricing of long-term pipeline transportation services by alternative rate mechanism options, including the pricing of interstate pipeline capacity utilizing market-based rates, incentive rates, or indexed rates, and (b) investigating of whether FERC should permit pipelines to negotiate the terms and conditions of service, in addition to rates of service.

    (6) a notice of proposed rulemaking that proposes generic procedures to expedite the FERC's handling of complaints against interstate pipelines with the goals of encouraging and supporting consensual resolutions of complaints and organizing the complaint procedures so that all complaints are handled in a timely and fair manner.

    Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs," may have the adverse effect of increasing the cost of doing business on some in the industry, including us, as a result of the geographic monopolization of those facilities by their new, unregulated owners. As to all of these FERC initiatives, the ongoing, or, in some instances, preliminary and evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on our business. However, we do not believe that these FERC initiatives will affect us any differently than other natural gas producers and marketers with which we compete.

    Since Order 636, FERC decisions involving onshore facilities have been more liberal in their reliance upon traditional tests for determining what facilities are "gathering" and therefore exempt from federal regulatory control. In many instances, what was once classified as "transmission" may now be classified as "gathering." We ship certain of our natural gas through gathering facilities owned by others, including interstate pipelines, under existing long term contractual arrangements. Although these FERC decisions have created the potential for increasing the cost of shipping our gas on third party gathering facilities, our shipping activities have not been materially affected by these decisions.

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

    State and provincial regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. In the United States, natural gas gathering has received greater regulatory scrutiny at both the state and federal levels in the wake of the interstate pipeline restructuring under Order 636. For example, the Texas Railroad Commission enacted a Natural Gas Transportation Standards and Code of Conduct to provide regulatory support for the State's more active review of rates, services and practices associated with the gathering and transportation of gas by an entity that provides such services to others for a fee, in order to prohibit such entities from unduly discriminating in favor of their affiliates.

    For those operations on U.S. or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, in the United States, the Minerals Management Service ("MMS") has recently issued a final rule to clarify or severely limit the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. Further, the MMS has been engaged in a process of promulgating new rules and procedures for determining the value of oil produced from federal lands for purposes of calculating royalties owed to the government. The oil and gas industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase. We cannot predict what, if any, effect any new rule will have on our operations.

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

    In Alberta, a producer of crude oil or natural gas is entitled to credit against the royalties payable to the Crown by virtue of the Alberta Royalty Tax Credit ("ARTC") program. The ARTC program is based on a price-sensitive formula, and the ARTC rate currently varies between 75% for prices for crude oil at or below CDN $100 per cubic metre and 35% for prices above CDN $210 per cubic metre. The ARTC rate is currently applied to a maximum of CDN $2.0 million of Alberta Crown royalties payable for each producer or associated group of producers. Crown royalties on production from producing properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible for ARTC. The rate is established quarterly based on average "par price", as determined by the Alberta Department of Energy for the previous quarterly period. On December 22, 1997, the Government of Alberta gave notice that they intended to review the ARTC program, but no amendments have yet been passed into law. The government of Alberta did pass a law that effective January 1, 2001, the ARTC would not be available to individuals or trusts and will not otherwise be available unless the maximum credit is greater than or equal to $10,000 in the taxation year.

    Producers of oil and natural gas in British Columbia are also required to pay annual rental payments in respect of Crown leases and royalties and freehold production taxes in respect of oil and gas produced from Crown and freehold lands respectively. The amount payable as a royalty in respect of oil depends on the vintage of the oil (whether it was produced from a pool discovered before or after October 31, 1975) or a pool in which no well was completed on June 1,
1998), the quantity of oil produced in a month and the value of the oil. Oil produced from newly discovered pools may be exempt from the payment of a royalty for the first 36 months of production. The royalty payable on natural gas is determined by a sliding scale based on a reference price which is the greater of the amount obtained by the producer and at prescribed minimum price. Gas produced in association with oil has a minimum royalty of 8% while the royalty in respect of other gas may not be less than 15%.

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

Employees

    As of March 22, 2001, we had 47 full-time employees in the United States, including 3 executive officers, 3 non-executive officers, 2 petroleum engineers, 1 geologist, 5 managers, 1 landman , 10 secretarial and clerical personnel and 22 field personnel. Additionally, we retain contract pumpers on a month-to-month basis. We retain independent geological and engineering consultants from time to time on a limited basis and expect to continue to do so in the future.

    As of March 22, 2001, Grey Wolf had 42 full-time employees, including 2 executive officers, 2 non-executive officers, 4 petroleum engineers, 3 geologists, 1 geophysicist, 21 technical and clerical personnel and 9 field personnel.

Item 2.  Properties

Primary Operating Areas

Texas

    Our U.S. operations are concentrated in South and West Texas with over 99% of the PV-10 of our U.S. crude oil and natural gas properties at December 31, 2000, located in those two regions. We operate 89% of our wells in Texas. Operations in South Texas are concentrated along the Edwards trend in Live Oak and Dewitt Counties and in the Frio/Vicksburg trend in San Patricio County. We own an average 79% working interest in 69 wells with average daily production of 514 net Bbls of crude oil and NGLs and 16,566 net Mcf of natural gas per day for the year ended December 31, 2000. As of December 31, 2000, we had estimated net proved reserves in South Texas of 52,881 Mmcfe (75% natural gas) with a PV-10 of $199.1 million, 79.3% of which was attributable to proved developed reserves. Our West Texas operations are concentrated along the deep Devonian/Ellenberger formations and shallow Cherry Canyon sandstones in Ward County, the Spraberry trend in Midland County and in the Sharon Ridge Clearfork Field in Scurry County. We own an average 77% working interest in 181 wells with average daily production of 824 net Bbls of crude oil and NGLs and 5,810 net Mcf of natural gas per day for the year ended December 31, 2000. As of December 31, 2000, we had estimated net proved reserves in West Texas of 97,089 Mmcfe (77% natural gas) with a PV 10 of $350.0 million, 27.6% of which was attributable to proved developed reserves. During 2000, we drilled a total of 11 new wells (10 net) in Texas with a 100% success rate.

Western Canada

    We own producing properties in western Canada, consisting primarily of natural gas reserves and interests ranging from 10% to 100% in approximately 200 miles of natural gas gathering systems and 13 natural gas processing plants. As of December 31, 2000, Canadian Abraxas Petroleum Limited (" Canadian Abraxas") and Grey Wolf had estimated net proved reserves of 92,991 Mmcfe (82% natural gas) with a PV-10 of $455.0 million, 95.0% of which was attributable to proved developed reserves. For the year ended December 31, 2000, the Canadian properties produced an average of approximately 1,128 net Bbls of crude oil and NGL's per day and 31,691 net Mcf of natural gas per day. The natural gas processing plants had aggregate capacity of approximately 316 MMcf of natural gas per day (120 net MMcf). During 2000, we drilled a total of 16 new wells (13.39 net) in Canada with a 63% success rate.

    Grey Wolf manages the operations of Canadian Abraxas pursuant to a management agreement between Canadian Abraxas and Grey Wolf. Under the management agreement, Canadian Abraxas reimburses Grey Wolf for reasonable costs or expenses attributable to Canadian Abraxas and for administrative expenses based upon the percentage that Canadian Abraxas' gross revenue bears to the total gross revenue of Canadian Abraxas and Grey Wolf. In 2000, Canadian Abraxas paid $2.5 million to Grey Wolf pursuant to this management agreement. Abraxas and Canadian Abraxas own approximately 49% of the outstanding capital stock of Grey Wolf. In January 2001, we announced that we were in discussions with Grey Wolf concerning a stock for stock acquisition of the remaining 51% ownership of Grey Wolf.

Exploratory and Developmental Acreage

    Our principal crude oil and natural gas properties consist of non-producing and producing crude oil and natural gas leases, including reserves of crude oil and natural gas in place. The following table indicates our interest in developed and undeveloped acreage as of December 31, 2000:

                                                   Developed and Undeveloped Acreage
                                 -----------------------------------------------------------------------
                                                        As of December 31, 2000
                                 -----------------------------------------------------------------------
                                      Developed Acreage (1)               Undeveloped Acreage (2)
                                 ---------------------------------   -----------------------------------
                                  Gross Acres  (3)   Net Acres   (4) Gross Acres  (3)   Net Acres (4)
                                 ---------------   ---------------  ---------------   ------------------
  Canada                                134,175            94,441          953,467           641,416
  Texas                                  33,120            25,720           12,202            11,505
  Wyoming                                 2,560             2,560           64,774            59,772
                                 ---------------   ---------------  ---------------   ------------------
           Total                        169,855           122,721        1,030,443           712,693
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

Productive Wells

    The following table sets forth our total gross and net productive wells, expressed separately for crude oil and natural gas, as of December 31, 2000:

                                                            Productive Wells (1)
                                    ---------------------------------------------------------------------
                                                          As of December 31, 2000
                                    ---------------------------------------------------------------------
           State/Country                       Crude Oil                          Natural Gas
                                    --------------------------------   ----------------------------------
                                      Gross(2)           Net(3)          Gross(2)            Net(3)
                                    ---------------   --------------   ---------------   ----------------
           Canada                         381.0              42.0            298.0             138.4
           Texas                          172.0             136.1             78.0              57.7
           Wyoming                          3.0               3.0              -                 -
                                    ---------------   --------------   ---------------   ----------------
                    Total                 556.0             181.1            376.0             196.1
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

Reserves Information

    The crude oil and natural gas reserves of Abraxas have been estimated as of January 1, 2001, January 1, 2000, and January 1, 1999, by DeGolyer and MacNaughton, of Dallas, Texas. The reserves of Canadian Abraxas and Grey Wolf as of January 1, 2001, January 1, 2000 and January 1, 1999 have been estimated by McDaniel and Associates Consultants Ltd. of Calgary, Alberta. Crude oil and natural gas reserves, and the estimates of the present value of future net revenues therefrom, were determined based on then current prices and costs. Reserve calculations involve the estimate of future net recoverable reserves of crude oil and natural gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.

    The following table sets forth certain information regarding estimates of our crude oil, natural gas liquids and natural gas reserves as of January 1, 2001, January 1, 2000 and January 1, 1999:


                                                                          Estimated Proved Reserves
                                                          ----------------------------------------------------------
                                                              Proved              Proved                Total
                                                             Developed         Undeveloped             Proved
                                                           --------------     ---------------     ------------------
              As of January 1, 1999(1) (2) (3)
                Crude oil (MBbls)                                3,985                1,628               5,613
                NGLs (MBbls)                                     1,834                  248               2,082
                Natural gas (MMcf)                             144,588               52,890             197,478

              As of January 1, 2000(1) (2) (3)(4)
                Crude oil (MBbls)                                5,513                1,606               7,119
                NGLs (MBbls)                                     4,961                  562               5,523
                Natural gas (MMcf)                             154,221               35,894             190,115

              As of January 1, 2001(1) (2) (3)
                Crude oil (MBbls)                                3,866                1,406               5,272
                NGLs (MBbls)                                     3,135                  436               3,571
                Natural gas (MMcf)                             119,737               71,590             191,327

------------------

(1) Includes 31,900, 33,000 and 40,000 barrels of crude oil reserves owned by Grey Wolf of which 16,400, 16,900 and 20,525 barrels are applicable to the minority interests share of these reserves as of January 1, 1999, 2000 and 2001, respectively.
(2) Includes 443,500, 236,000 and 692,000 barrels of natural gas liquids reserves owned by Grey Wolf of which 227,600, 121,098 and 355,083 barrels are applicable to the minority interests share of these reserves as of January 1, 1999, 2000 and 2001, respectively.
(3) Includes 28,610, 21,710 and 21,389 Mmcf of natural gas reserves owned by Grey Wolf of which 14,700, 11,140 and 10,975 Mmcf are applicable to the minority interests share of these reserves as of January 1, 1999, 2000 and 2001, respectively.
(4) Includes 343,941 Bbls of crude oil reserves; 2,448.6 Mbbls of natural gas liquids reserves and 25,810 Mmcf of natural gas reserves, attributable to the Wyoming properties which were sold in March 2000. These reserves were estimated internally.

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

    You should not assume that the present value of future net revenues referred to in this annual statement is the current market value of our estimated crude oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the year of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the end of the year of the estimate. Any changes in consumption by natural gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of crude oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with us or the crude oil and natural gas industry in general will affect the accuracy of the 10% discount factor.

    The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the PV-10 thereof for the crude oil and natural gas properties described in this report are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 2000. The average sales prices as of such date used for purposes of such estimates were $25.73 per Bbl of crude oil, $30.63 per Bbl of NGLs and $9.21 per Mcf of natural gas. It is also assumed that we will make future capital expenditures of approximately $55.5 million in the aggregate, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

    We file reports of our estimated crude oil and natural gas reserves with the Department of Energy and the Bureau of the Census. The reserves reported to these agencies are required to be reported on a gross operated basis and therefore are not comparable to the reserve data reported herein.

Crude Oil, Natural Gas Liquids, and Natural Gas Production and Sales Prices

    The following table presents our net crude oil, net natural gas liquids and net natural gas production, the average sales price per Bbl of crude oil and natural gas liquids and per Mcf of natural gas produced and the average cost of production per BOE of production sold, for the three years ended December 31:

                                                         2000              1999              1998
                                               ------------------ ------------------ ------------------
             Crude oil production (Bbls)                 636,734            777,855            728,560
             Natural gas production (Mcf)             19,962,470         25,697,899         24,929,866
             Natural gas liquids production
                  (Bbls)                                 314,897            376,474            867,443
             Mmcfe                                        25,672             32,623             34,506
             Average sales price per Bbl of
                  crude oil                              $ 18.69            $ 14.57             $13.65
             Average sales price per MCF of
                  natural gas (1)                        $  2.71             $ 1.66             $ 1.54
             Average sales price per Bbl of
                  natural gas liquids (1)                $ 22.42            $ 13.40             $ 6.81
             Average sales price per Mcfe (1)            $  2.84             $ 1.81             $ 1.57
             Average cost of production  per
                  BOE produced (2)                       $  4.39             $ 3.30             $ 2.93

(1) Average sales prices are net of hedging activity.
(2) Oil and gas were combined by converting gas to a barrel oil equivalent ("BOE") on the basis of 6 Mcf gas =1 Bbl of oil. Production costs include direct operating costs, ad valorem taxes and gross production taxes.

Drilling Activities

    The following table sets forth our gross and net working interests in exploratory, development, and service wells drilled during the three years ended December 31:

                                     2000                              1999                             1998
                         -----------------------------      ---------------------------- ------------------------------
                          Gross(1)           Net(2)          Gross(1)           Net(2)         Gross(1)         Net(2)
                         ------------       ----------      ------------       ---------      -----------      --------
Exploratory(3)

  Productive(4)

     Crude oil                     -                -               2.0             2.0              1.0           1.0


     Natural gas                 3.0              2.5               8.0             5.3              7.0           5.6


  Dry holes(5)                   9.0              5.6              11.0             6.2              9.0           7.3
                         ------------       ----------      ------------       ---------      -----------      --------

  Total                         12.0              8.1              21.0            13.5             17.0          13.9
                         ============       ==========      ============       =========      ===========      ========


Development(6)

  Productive

     Crude oil                   9.0              9.0               8.0             1.6              3.0           2.4

     Natural gas                16.0             12.2              20.0            13.1             30.0          23.9

  Service(7)                       -                -                 -               -              1.0           1.0

  Dry holes                      3.0              3.0               9.0             4.5              3.0           2.2
                         ------------       ----------      ------------       ---------      -----------      --------
  Total                         28.0             24.2              37.0            19.2             37.0          29.5
------------------------ ============ ----- ========== ---- ============ ----- ========= ---- =========== ---- ========

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

         As of March 15, 2001, we had 3 wells in process of drilling.

Office Facilities

    Our executive and administrative offices are located at 500 North Loop 1604 East, Suite 100, San Antonio, Texas 78232. We also have an office in Midland, Texas. These offices, consisting of approximately 12,650 square feet in San Antonio and 570 square feet in Midland, are leased until March 2005 at an aggregate base rate of $19,500 per month.

    Grey Wolf leases 17,522 square feet of office space in Calgary, Alberta pursuant to a lease which expires on April 30, 2003.

Other Properties

    We own 10 acres of land, an office building, workshop, warehouse and house in Sinton, Texas, 160 acres of land in Coke County, Texas and a 50% interest in approximately two acres of land in Bexar County, Texas. All three properties are used for the storage of tubulars and production equipment. We also own 19 vehicles which are used in the field by employees. We own 2 workover rigs, which are used for servicing our wells as well as third party wells.

Item 3. Legal Proceedings

    General. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

    In 1995, certain plaintiffs filed a lawsuit against us alleging negligence and gross negligence, tortious interference with contract, conversion and waste We fully and finally resolved the litigation on April 25, 2000, through a payment of $435,780 in the aggregate to the plaintiffs.


Item 4. Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Item 4a. Executive Officers of Abraxas

    Certain information is set forth below concerning our executive officers, each of whom has been selected to serve until the 2001 annual meeting of shareholders and until his successor is duly elected and qualified.

    Robert L. G. Watson, age 50, has served as Chairman of the Board, President, Chief Executive Officer and a director of Abraxas since 1977. Since May 1996, Mr. Watson has also served as Chairman of the Board and a director of Grey Wolf. In November 1996, Mr. Watson was elected Chairman of the Board, President and as a director of Canadian Abraxas. Prior to joining Abraxas, Mr. Watson was employed in various petroleum engineering positions with Tesoro Petroleum Corporation, a crude oil and natural gas exploration and production company, from 1972 through 1977, and DeGolyer and McNaughton, an independent petroleum engineering firm, from 1970 to 1972. Mr. Watson received a Bachelor of Science degree in Mechanical Engineering from Southern Methodist University in 1972 and a Master of Business Administration degree from the University of Texas at San Antonio in 1974.

    Chris E. Williford, age 49, was elected Vice President, Treasurer and Chief Financial Officer of Abraxas in January 1993, and as Executive Vice President and a director of Abraxas in May 1993. In November 1996, Mr. Williford was elected Vice President and Assistant Secretary of Canadian Abraxas. In December 1999, Mr. Williford resigned as a director of Abraxas. Prior to joining Abraxas, Mr. Williford was Chief Financial Officer of American Natural Energy Corporation, a crude oil and natural gas exploration and production company, from July 1989 to December 1992 and President of Clark Resources Corp., a crude oil and natural gas exploration and production company, from January 1987 to May 1989. Mr. Williford received a Bachelor of Science degree in Business Administration from Pittsburgh State University in 1973.

    Robert W. Carington, Jr., age 39, was elected Executive Vice President and a director of the Company in July 1998. In December 1999, Mr. Carington resigned as a director of Abraxas. Prior to joining the Company, Mr. Carington was a Managing Director with Jefferies & Company, Inc. Prior to joining Jefferies & Company, Inc. in January 1993, Mr. Carington was a Vice President at Howard, Weil, Labouisse, Friedrichs, Inc. Prior to joining Howard, Weil, Labouisse, Friedrichs, Inc., Mr. Carington was a petroleum engineer with Unocal Corporation from 1983 to 1990. Mr. Carington received a degree of Bachelor of Science in Mechanical Engineering from Rice University in 1983 and a Masters of Business Administration from the University of Houston in 1990.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------

Market Information

    Our common stock began trading on the American Stock Exchange on August 18, 2000, under the symbol "ABP." Our common stock was formerly listed on the NASDAQ Stock Market under the symbol "AXAS"; however, effective June 16, 1999, our common stock was delisted from general quotation on the NASDAQ Stock Market for failure to satisfy NASDAQ's listing and maintenance standards. During the period between June 16, 1999 and August 17, 2000, our stock traded on the OTC Bulletin Board under the symbol "AXAS".

    The following table sets forth certain information as to the high and low bid quotations quoted on NASDAQ for 1998 and 1999 (through June 16, 1999), on the OTC Bulletin Board for the remainder of 1999 and through August 17, 2000, and the high low sales price on the American Stock Exchange for the remainder of 2000. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

              Period                                       High       Low

     1998
              First Quarter...............................$15.00      $7.00
              Second Quarter...............................11.25       8.25
              Third Quarter.................................9.50       5.31
              Fourth Quarter................................7.56       4.00
     1999
              First Quarter................................$3.19      $1.19
              Second Quarter................................2.82       0.88
              Third Quarter................................ 2.97       0.88
              Fourth Quarter............................... 2.44       0.81
     2000
              First Quarter...............................$ 2.81      $1.06
              Second Quarter............................... 2.38       1.34
              Third Quarter (OTC through August 17)........ 2.75       1.38
              Third Quarter (AMEX from August 17).......... 4.00       2.75
               Fourth Quarter.............................. 4.56       2.81

Holders

    As of March 22, 2001 we had 22,593,969 shares of common stock outstanding and had approximately 1,542 stockholders of record.

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

                                                                         Year Ended December 31,
                                               ---------------------------------------------------------------
                                                  2000         1999         1998         1997         1996
                                               ------------ ------------ ------------ ------------- ----------
                                                               (Dollars in thousands except per share data)
Total revenue ..............................   $  76,600    $  66,770    $  60,084    $  70,931(1)  $  26,653
Income (loss) before extraordinary item ....   $   6,676    $ (36,680)   $ (83,960)(2)$  (6,485)    $   1,940
Income (loss)  before extraordinary item per
   common share - diluted...................   $    0.21(3) $   (5.41)   $  (13.26)   $   (1.11)    $    0.23
Weighted average shares outstanding - basic       22,616        6,784        6,331        6,025         6,794
Total assets ...............................   $ 335,560    $ 322,284    $ 291,498    $ 338,528     $ 304,842
Long-term debt, excluding current maturities   $ 266,441    $ 273,421    $ 299,698    $ 248,617     $ 215,032
Total stockholders' equity (deficit) .......   $  (6,503)   $  (9,505)   $ (63,522)   $  26,813     $  35,656

(1) Increase due to acquisition of Canadian Abraxas and the Wyoming properties.
(2) Increase due to ceiling write down.
(3) Increase due to sale of partnership interest.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

    The following is a discussion of our consolidated financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto. See "Financial Statements."

General

    We have incurred net losses in three of the last four years and there can be no assurance that operating income and net earnings will be achieved in future periods. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. Natural gas and crude oil prices weakened somewhat during 1997 and continued to decrease during 1998. Crude oil and natural gas prices increased somewhat in 1999 and increased substantially in 2000. In addition, because our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we are successful in acquiring properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. If crude oil and natural gas prices revert to depressed levels, or if our production levels decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected.

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

         Selected Operating Data. The following table sets forth certain of our operating data for the periods presented:

                                                 Years Ended December 31,
                                             -------------------------------
                                                  (dollars in thousands,
                                                   except per unit data)
                                               2000       1999        1998
                                             --------   --------    --------
Operating revenue:
   Crude oil sales .......................   $ 11,899   $ 11,330    $  9,948
   NGLs sales ............................      7,061      5,043       5,905
   Natural gas sales .....................     54,013     42,652      38,410
   Gas processing revenue ................      2,717      4,244       3,159
   Other .................................        910      3,501       2,662
                                             --------   --------    --------
Total operating revenue ..................   $ 76,600   $ 66,770    $ 60,084
                                             ========   ========    ========

Operating income (loss) ..................   $ 11,583   $(10,972)   $(56,500)

Crude oil production (MBbls) .............      636.7      777.9       728.6
NGLs production (MBbls) ..................      314.9      376.5       867.4
Natural gas production (MMcf) ............   19,962.5   25,697.9    24,929.9

Average crude oil sales price (per Bbl)* .    $ 18.69   $  14.57    $  13.65
Average NGLs sales price (per Bbl)* ......    $ 22.42   $  13.40    $   6.81
Average natural gas sales price (per Mcf)*    $  2.71   $   1.66    $   1.54


*Revenue and average sales prices are net of hedging activities.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

    Operating Revenue. During the year ended December 31, 2000, operating revenue from crude oil, natural gas and natural gas liquids sales increased by $14.0 million from $59.0 million in 1999 to $73.0 million in 2000. This increase was primarily attributable to an increase in commodity prices. Increased prices contributed $26.5 million in additional revenue, which was offset by $12.5 million due to a decrease in production volumes. The decline in production was due to the disposition of certain non-core properties, primarily in Canada.

    Natural gas liquids volumes declined from 376.5 MBbls in 1999 to 314.9 in 2000. Crude oil sales volumes declined from 777.9 MBbls in 1999 to 636.7 MBbls during 2000. Natural gas sales volumes decreased from 25.7 Bcf in 1999 to 20.0 Bcf in 2000. Production declines were primarily attributable to our disposition of non-core assets during 2000.

    Average sales prices in 2000 net of hedging losses were:

o   $18.69 per Bbl of crude oil,
o   $22.42 per Bbl of natural gas liquids, and
o   $2.71 per Mcf of natural gas.

    Average sales prices in 1999 net of hedging losses were:

o   $14.57 per Bbl of crude oil,
o   $13.40 per Bbl of natural gas liquids, and
o   $1.66 per Mcf of natural gas.

We also had natural gas processing revenue of $2.7 million in 2000 as compared to $4.2 million in 1999. The decline in processing revenue is due to a decrease in third party natural gas being processed. We are utilizing more of the plant capacity to process our own natural gas, leaving less capacity for third party processing.

    Lease Operating Expense. Lease operating expense ("LOE") and natural gas processing costs increased by $0.8 million from $17.9 million for the year ended December 31, 1999 to $18.8 million for the same period of 2000. LOE on a per Mcfe basis for 2000 was $0.73 per Mcfe as compared to $0.55 per Mcfe in 1999. The increase was due primarily to a general increase in the cost of services and increased production taxes due to higher commodity prices in 2000 as compared to 1999. The increase in the per Mcfe cost is due to a decline in production volumes.

    G&A Expense. General and administrative ("G&A") expense increased from $5.3 million for the year ended December 31, 1999 to $6.9 million for the year ended December 31, 2000. The increase in G&A was due to the loss of approximately $600,000 of overhead billed to a partnership, substantially all of the assets of which were sold in March 2000 and an increase in director compensation as a result of our restructuring in the fourth quarter of 1999. Our G&A expense on a per Mcfe basis increased from $0.16 in 1999 to $0.27 in 2000. The increase in the per Mcfe cost was due partly to lower production volumes in 2000 as compared to 1999.

    G&A - Stock-based Compensation Expense. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. We recognized approximately $2.8 million as stock-based compensation expense during 2000 related to these repricings.

    DD&A Expense. Depreciation, depletion and amortization ("DD&A") expense increased by $1.1 million from $34.8 million for the year ended December 31, 1999 to $35.9 million for the year ended December 31, 2000. Our DD&A expense on a per Mcfe basis for 1999 was $1.07 per Mcfe as compared to $1.40 per Mcfe in 2000. The increase in DD&A is the result of higher finding costs in the later part of 1999 and 2000.

    Interest Expense. Interest expense decreased by $5.9 million from $37.0 million to $31.1 million for the year ended December 31, 2000 compared to 1999. This decrease resulted from reduced debt levels during 2000 compared to 1999. The reduced debt level was the result of the exchange of approximately $269.7 million principal amount of our Old Notes for approximately $188.8 million principal of our Second Lien Notes, shares of our common stock and contingent value rights.

    Ceiling Limitation Writedown. We record the carrying value of our crude oil and natural gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties less related deferred taxes, is limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of crude oil and natural gas properties exceeds the ceiling limit, we are subject to a ceiling limitation writedown to the extent of such excess. A ceiling limitation writedown is a charge to earnings which does not impact cash flow from operating activities. However, such writedowns do impact the amount of our stockholders' equity.

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

     Minority interest. Minority interest in the net income of our 49% owned subsidiary increased to $1.3 million in 2000 from $269,000 in 1999. This increase is due to improved profitability of our subsidiary as a result of improved commodity prices received in 2000 as compared to 1999.

     Income taxes Income tax expense (benefit) increased from a benefit of $12.6 million for the year ended December 31, 1999 to expense of $3.7 million for the year ended December 31, 2000. The benefit for the year ended December 31, 1999 was primarily attributable to the ceiling limitation write down that occurred in that year.

    Other. In March 2000, Abraxas Wamsutter L.P. ("Partnership") sold all of its interest in its crude oil and natural gas properties to a third party. Prior to the sale of these properties, effective January 1, 2000, the Company's equity investee share of oil and gas property cost, results of operations and amortization were not material to consolidated operations or financial position. As a result of the sale, the Company received approximately $34 million, which represented a proportional interest in the Partnership's proved properties.

    In June 2000, the we retired $3.5 million of the Old Notes and $3.6 million of the Second Lien Notes at a discount of $1.7 million.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

    Operating Revenue. During the year ended December 31, 1999, operating revenue from crude oil, natural gas and natural gas liquids sales increased by $4.7 million from $54.3 million in 1998 to $59.0 million in 1999. This increase was primarily attributable to an increase in commodity prices. Increased prices contributed $8.1 million in additional revenue, which was offset by $3.4 million due to a decrease in production volumes.

    Natural gas liquids volumes declined from 867.4 MBbls in 1998 to 376.5 in 1999. The decline in natural gas liquids was primarily a result of the sale of oil and gas producing properties in Wyoming in late 1998. The Wyoming properties contributed 440.6 MBbls of natural gas liquids in 1998. Also contributing to the decline in natural gas liquids volumes was the closing of two natural gas processing plants in South Texas, one in late 1998 and one in January 1999 and our decision to stop processing natural gas in early 1999 due to depressed prices. We resumed processing natural gas in April 1999 as prices improved and third party facilities became available. Crude oil sales volumes increased by 6.8% from 728.6 MBbls in 1998 to 777.9 MBbls during 1999. Natural gas sales volumes increased from 24.9 Bcf in 1998 to 25.7 Bcf in 1999. The increase in crude oil and natural gas sales volumes was attributable to increased production attributable to our ongoing development program on existing and acquired properties.

    Average sales prices in 1999 net of hedging losses were:

o   $14.57 per Bbl of crude oil,

o   $13.40 per Bbl of natural gas liquids, and

o   $1.66 per Mcf of natural gas.

    Average sales prices in 1998 including of hedging gains were:

o   $13.65 per Bbl of crude oil,
o   $6.81 per Bbl of natural gas liquids, and
o   $1.54 per Mcf of natural gas.

We also had gas processing revenue of $4.2 million in 1999 as compared to $3.2 million in 1998.

    Lease Operating Expense. LOE and natural gas processing costs decreased by $0.2 million from $18.1 million for the year ended December 31, 1998 to $17.9 million for the same period of 1999. LOE on a per Mcfe basis for 1999 was $0.55 per Mcfe as compared to $0.52 per Mcfe in 1998. The increase in the per Mcfe LOE is due to the sale of low cost natural gas wells in Wyoming which were replaced with higher cost crude oil wells acquired in Canada with the acquisition of New Cache Petroleums, Ltd. in January 1999.

    G&A Expense. G&A expense decreased from $5.5 million for the year ended December 31, 1998 to $5.3 million for the year ended December 31, 1999. This is primarily a result of cost control measures implemented in the climate of depressed prices. Our G&A expense on a per Mcfe basis was unchanged at $0.16 per Mcfe in 1999 and 1998.

    DD&A Expense. DD&A expense increased by $3.6 million from $31.2 million for the year ended December 31, 1998 to $34.8 million for the year ended December 31, 1999. Our DD&A expense on a per Mcfe basis for 1999 was $1.07 per Mcfe as compared to $0.90 per Mcfe in 1998. The increase in DD&A is primarily the result of downward reserve revisions in 1999, primarily related to Canadian operations.

    Interest Expense. Interest expense increased by $6.0 million from $30.8 million to $36.8 million for the year ended December 31, 1999 compared to 1998. This increase was attributable to our increased borrowings during 1999. In March 1999, we issued $63.5 million in principal amount of the First Lien Notes . In December 1999, we consummated the Exchange Offer whereby $188.8 million in Second Lien Notes, 16,078,990 shares of our common stock, and 16,078,990 CVRs were exchanged for $269.7 million of the Old Notes. Long-term debt decreased from $299.7 million at December 31, 1998 to $273.4 million at December 31, 1999.

    Ceiling Limitation Writedown. For the year ended December 31, 1999, we recorded a writedown of $19.1 million, $11.9 million after tax, related to our Canadian properties. For the year ended December 31, 1998 we recorded a writedown of $61 million related to our United States operations, We cannot assure you that we will not experience additional writedowns in the future. Should commodity prices decline, a further writedown of the carrying value of our crude oil and natural gas properties may be required. See Note 17 of Notes to Consolidated Financial Statements.

    Minority interest. Minority interest in the net income of our 49% owned subsidiary increased to $269,000 in 1999 from $4,000 in 19998. This increase is due to improved profitability of our subsidiary.

    Income taxes. Income tax expense (benefit) increased to a benefit of $12.6 million for the year ended December 31, 1999 from a benefit of $4.2 million in 1998. The increase in the benefit in 1999 was primarily attributable to the ceiling limitation write down that occurred in 1999.

Liquidity and Capital Resources

    General. Capital expenditures in 1998, 1999 and 2000 were $57.9 million, $128.7 million and $74.4 million, respectively. The table below sets forth the components of these capital expenditures on a historical basis for the three years ended December 31, 1998, 1999 and 2000.

                                      Year Ended December 31,
                                  ------------------------------
                                    1998      1999        2000
                                  --------   --------   --------
                                      (dollars in thousands)
Expenditure category:
      Property acquisitions (1)   $  2,729   $ 89,743   $  7,189
      Development .............     51,821     37,344     64,873
      Facilities and other ....      3,311      1,621      2,350
                                  --------   --------   --------
      Total ...................   $ 57,861   $128,708   $ 74,412
                                  ========   ========   ========
--------
(1) Acquisition cost includes 71,063 shares of Abraxas common stock valued at approximately $449,000 in 1998 related to the acquisition of certain crude oil and natural gas properties.

    During 2000, expenditures were primarily for the development of existing properties. In 1999, expenditures were primarily the acquisition of New Cache Petroleums, Ltd. In 1998, expenditures were primarily for the development of existing properties. These expenditures were funded through internally generated cash flow, the issuance of $275.0 million of the Old Notes and $63.5 million of the First Lien Notes, borrowings under a credit facility and the sale of non-core assets.

    At December 31, 2000, we had current assets of $24.3 million and current liabilities of $38.1 million resulting in a working capital deficit of $13.8 million. The material components of our current liabilities at December 31, 2000, included trade accounts payable of $22.7 million, revenues due third parties of $6.3 million and accrued interest of $6.1 million. Stockholders' equity increased from a deficit of $9.5 million at December 31, 1999, to a deficit of $6.5 million at December 31, 2000.

    Our current budget for capital expenditures for 2001 other than acquisition expenditures is $42.0 million, approximately $11.0 million of which has been spent to date. The remaining portion of such expenditures is largely discretionary and will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline, our cash flows will decrease which may result in a further reduction of the capital expenditures budget.

    Operating activities for the year ended December 31, 2000, provided us $21.4 million of cash. Investing activities used $18.8 million during 2000 comprised of $34.5 million provided from the sale of an equity investment in Wamsutter Holdings LP, $21.2 million provided from the sale of non-core properties and $74.4 million of used primarily for the acquisition and development of producing properties. Financing activities used $3.8 million during 2000.

    Operating activities for the year ended December 31, 1999, provided us $3.9 million of cash. Investing activities used $111.2 million during 1999, comprised of $17.5 million provided from the sale of oil and gas producing properties and $128.7 million used primarily for the acquisition and development of producing properties. Financing provided $49.1 million during 1999.

    Operating activities for the year ended December 31, 1998, provided $4.8 million of cash to us. Investing activities provided $2.0 million in 1998, comprised of $59.4 million provided from the sale of oil and gas producing properties, primarily the Wyoming Properties, and $57.4 million used primarily for the acquisition and development of producing properties. Financing provided $52.5 million during 1998.

    We are heavily dependent on crude oil and natural gas prices which have historically been volatile. Although we have hedged a portion of our natural gas production and substantially all of our crude oil production and may continue this practice, future crude oil and natural gas price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Furthermore, low crude oil and natural gas prices could affect our ability to raise capital on terms favorable to us.

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

    In October 1999, we sold a dollar denominated production payment for $4.0 million relating to existing natural gas wells in the Edwards Trend in South Texas to a unit of Mirant and during 2000, we sold additional production payments for $6.4 million relating to additional natural gas wells in the Edwards Trend to Mirant. We have the ability to sell up to $50 million to Mirant for drilling opportunities in the Edwards Trend.

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

    In March 2000, we sold our interest in certain crude oil and natural gas properties that we owned and operated in Wyoming. Simultaneously, a limited partnership of which one of our subsidiaries was the general partner, accounted for on the equity method of accounting sold its interest in crude oil and natural gas properties in the same area. Our net proceeds from these transactions were approximately $34.0 million.

    In March 2001, we announced that we had engaged Credit Lyonnais Securities
(USA) Inc. and CIBC World Markets Corp. to assist us in a review of alternative financial strategies. Under the terms of this engagement, we may restructure, refinance or recapitalize some or all of our existing debt and/or issue equity securities.

    We will have three principal sources of liquidity going forward: (i) cash on hand, (ii) cash flow from operations, and (iii) the production payment with Mirant. We also intend to continue to sell certain non-core properties, although the terms of the First Lien Notes indenture, the Second Lien Notes indenture and the Old Notes indenture substantially limit our use of proceeds from such sales.

     We expect that the significantly improved commodity prices realized by us compared to those received in 1998 and 1999 and the expiration of a significant portion of the crude oil and natural gas hedges that we had put in place in earlier years will improve our liquidity position in 2001. Should commodity prices fall, all of our capital expenditures are discretionary and can be delayed to maintain liquidity. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net cash flow from operations plus cash on hand, cash available under the production payment and the proceeds from the sale of additional non-core properties will be adequate to fund operations and planned capital expenditures.

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

    In March 1998, we entered into a costless collar hedge agreement with Enron Capital and Trade Resources Corp. for 2,000 Bbls of crude oil per day with a floor price of $14.00 per Bbl and a ceiling price of $22.30 per Bbl for crude oil on the NYMEX. The agreement was effective April 1, 1998 and extended through March 31, 1999. Under the terms of the agreement, we were paid when the average monthly price for crude oil on the NYMEX is below the floor price and paid the counterparty when the average monthly price exceeded the ceiling price. During the year ended December 31, 1999, we realized a loss of $1.8 million on this agreement, which is accounted for in crude oil and natural gas revenue.

    We also entered into a hedge agreement with Barrett Resources Corporation ("Barrett") for the period November 1999 through October 2000. This agreement was for 1,000 Bbls per day with us being paid $20.30 and an additional 1,000 barrels per day with a floor price of $18.00 per barrel and a ceiling of $22.00 per Bbl. We realized losses from hedges of $ 20.2 million for the year ended December 31, 2000 which is accounted for in crude oil and natural gas revenue.

     At year end 2000, Barrett had a swap call on either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barrett's option at fixed prices ($18.00 for crude oil or $2.95 to $2.60 for natural gas) through October 31, 2002. As of December 31, 2000, the fair market value of the remaining fixed price hedge agreement was a liability of approximately $38 million, of which $27 million is expected to be charged to revenues in 2001 and $11 million in 2002.

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

           Year                                                    Percentage
           -----                                                    ---------
           2000..................................................    105.750%
           2001..................................................    102.875%
           2002 and thereafter...................................    100.000%

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

    Upon a change of control, as defined in the Old Notes Indenture, each holder of the Old Notes will have the right to require Abraxas and Canadian Abraxas to repurchase all or a portion of such holder's Old Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. In addition, Abraxas and Canadian Abraxas will be obligated to offer to repurchase the Old Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase in the event of certain asset sales.

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

           Year                                           Percentage
           -----                                          ----------
           2001............................................ 103.000%
           2002 and thereafter............................. 100.000%

    The First Lien Notes are senior indebtedness of Abraxas secured by a first lien or charge on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The First Lien Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Canadian Abraxas, Sandia and one of our wholly-owned subsidiaries, Wamsutter Holdings, Inc.. The guarantees are secured by substantially all of the crude oil and natural gas properties of the guarantors and the shares of Grey Wolf owned by Canadian Abraxas.

    Upon a change of control, as defined in the First Lien Notes Indenture, each holder of the First Lien Notes will have the right to require Abraxas to repurchase such holder's First Lien Notes at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, Abraxas will be obligated to offer to repurchase the First Lien Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption in the event of certain asset sales.

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

    Second Lien Notes. In December 1999, Abraxas and Canadian Abraxas completed an Exchange Offer whereby $269,699,000 of the Old Notes were exchanged for $188,778,000 of the new Second Lien Notes. An additional $5,000,000 of the Second Lien Notes were issued in payment of fees and expenses. Interest on the Second Lien Notes is payable semi-annually in arrears on May 1 and November 1, commencing May 1, 2000. The Second Lien Notes are redeemable, in whole or in part, at the option of Abraxas and Canadian Abraxas on or after December 1, 2000, at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on December 1 of the years set forth below:

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

    Upon a change of control, as defined in Second Lien Notes Indenture, each holder of the Second Lien Notes will have the right to require Abraxas and Canadian Abraxas to repurchase such holder's Second Lien Notes at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, Abraxas and Canadian Abraxas will be obligated to offer to repurchase the Second Lien Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption in the event of certain asset sales.

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

         Net Operating Loss Carryforwards. At December 31, 2000, the Company had, subject to the limitation discussed below, $101,800,000 of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2001 through 2020 if not utilized. At December 31, 2000, the Company had approximately $11,400,000 of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2001 through 2020 if not utilized.

         As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under
Section 382 occurred in December 1991. Accordingly, it is expected that the use of the U.S. net operating loss carryforwards generated prior to December 31, 1991 of $4,909,000 will be limited to approximately $235,000 per year.

         During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of the acquired corporation of $257,000 acquired in the acquisition are limited to approximately $115,000 per year.

         As a result of the issuance of additional shares of common stock for acquisitions and sales of common stock, an additional ownership change under
Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 (including those subject to the 1991 and 1992 ownership changes discussed above) of $8,295,000 will be limited as described above and in the following paragraph.

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

         In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $36,134,000 and $34,763,000 for deferred tax assets at December 31, 1999 and 2000, respectively.

New Accounting Pronouncement

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for the Company as of January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will we recognized in earnings.

         The Company expects that at January 1, 2001, it will record a liability of $38 million with the offsetting charge to OCI as a cumulative transition adjustment for derivatives designated as cash-flow hedges prior to adopting SFAS 133.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk; Commodity Price Risk

Commodity Price Risk

    Our exposure to market risks rests primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manage crude oil and natural gas prices through the periodic use of commodity price hedging agreements. You should read the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for more information regarding our hedging activities. Assuming the production levels we attained during the year ended December 31, 2000, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income by approximately $7.3 million for the year.

Hedging Sensitivity

         The fair value of our hedge instrument was determined based on NYMEX forward price quotes as of December 31, 2000. As of December 31, 2000, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of our hedging instrument of $7.6 million and a commodity price decrease of 10% would have resulted in a favorable change in the fair value of our hedge instrument of $7.9 million.

         The following table sets forth our hedge position as of December 31, 2000.

                  Time Period           Notional Quantities                 Price                 Fair Value
------------------------------------ --------------------------- ---------------------------- --------------------
January 1, 2001 - October 31, 2002   20,000 Mcf/day of natural   Fixed price swap             $(38.0) million
                                     gas  or 1,000 Bbl/day of    $2.60-$2.95 natural gas or   [$(27) in 2001,
                                     crude oil                   $18.90 Crude oil             $(11) in 2002]

Interest rate risk

    At December 31, 2000, substantially all of our long-term debt was at fixed interest rates from 11.5% to 12.875% and not subject to fluctuations in market rates.

Foreign currency

    Our Canadian operations are measured in the local currency of Canada. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre-tax loss of $2.4 million for the year ended December 31, 2000. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net income by approximately $120,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.


Item 8. Financial Statements.

    For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements .

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         As noted in the Form 8-K filed on August 22, 2000, the Board of Directors of Abraxas Petroleum Corporation engaged the accounting firm of Deloitte & Touche LLP as the Company's certifying accountant for the year ended December 31, 2000. The Audit Committee of the Board of Directors approved the dismissal of Ernst & Young LLP.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

    There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2001 Annual Meeting of Stockholders which appears therein under the caption "Election of Directors". See also the information in Item 4a of Part I of this Report.

Item 11. Executive Compensation.

    There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2001 Annual Meeting of Stockholders which appears therein under the caption "Executive Compensation", except for those parts under the captions "Compensation Committee Report on Executive Compensation," "Performance Graph" and "Report on Repricing of Options."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2001 Annual Meeting of Stockholders which appears therein under the caption "Securities Holdings of Principal Stockholders, Directors and Officers."

Item 13. Certain Relationships and Related Transactions.

    There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2001 Annual Meeting of Stockholders which appears therein under the caption "Certain Transactions."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.    Consolidated Financial Statements                                 Page
                                                                           ----

         Report of Deloitte & Touche LLP, Independent Auditors..............F-2

         Report of Ernst & Young, LLP, Independent Auditors.................F-3

         Consolidated Balance Sheets,
           December 31, 2000 and 1999.......................................F-4

         Consolidated Statements of Operations,
           Years Ended December 31, 2000, 1999, and 1998....................F-6

         Consolidated Statements of Stockholders' Equity (Deficit)
            Years Ended December 31, 2000, 1999 and 1998....................F-7

         Consolidated Statements of Cash Flows
           Years Ended December 31, 2000, 1999 and 1998.....................F-9

         Notes to Consolidated Financial Statements.........................F-11
(a)2.    Financial Statement Schedules

         All schedules have been omitted because they are not applicable, not required under the instructions or the information requested is set forth in the consolidated financial statements or related notes thereto.


Item 14 (b): Reports on Form 8-K Filed in the Fourth Quarter of 2000

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

3.5 Articles of Amendment to the Articles of Incorporation of Abraxas dated as of August 12, 2000 (Filed herewith)

3.6 Amended and Restated Bylaws of Abraxas. (Filed as Exhibit 3.5 to the S-3 Registration Statement).

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

4.4 Amendment to Rights Agreement dated as of July 14, 1997 by and between Abraxas and American Stock Transfer & Trust Company (Filed as Exhibit 1 to Amendment No. 1 to Abraxas' Registration Statement on Form 8-A filed on August 20, 1997).

4.5 Second Amendment to Rights Agreement as of May 22, 1998, by and between Abraxas and American Stock Transfer & Trust Company (Filed as Exhibit 1 to Amendment No. 2 to Abraxas' Registration Statement on Form 8-A filed on August 24, 1998)

4.6 Contingent Value Rights Agreement dated December 21, 1999, by and between Abraxas and American Stock Transfer & Trust Company (Filed as Exhibit 4.5 to Abraxas' Registration Statement on Form S-1, No. 333-95281).

4.7 Indenture dated January 27, 1999 by and among Abraxas, Canadian Abraxas and IBJ Schroder Bank & Trust Company (filed as Exhibit 4.1 to Abraxas' Current Report on Form 8-K dated February 5, 1999).

4.8 Third Supplemental Indenture dated December 21, 1999, by and among Abraxas, Canadian Abraxas and The Bank of New York f/k/a IBJ Schroder Bank & Trust Company (Filed as Exhibit 4.7 to Abraxas' Registration Statement on Form S-1, No. 333-95281 (the "2000 S-1 Registration Statement")).

4.9 Indenture dated March 26, 1999 by and among Abraxas, Canadian Abraxas, New Cache, Sandia and Norwest Bank Minnesota, National Association (Filed as Exhibit
4.6 to Abraxas' Annual Report on Form 10-K dated March 31, 1999).

4.10 Indenture dated December 21, 1999, by and among Abraxas, Canadian Abraxas, Sandia, New Cache, Wamsutter and Firstar Bank, National Association (Filed as Exhibit T3C to Abraxas' and Canadian Abraxas' Indenture Qualification on Form T3-A, No. 022-22449).

4.11 Form of Old Note (Filed as Exhibit A to Exhibit 4.6).

4.12 Form of First Lien Note (Filed as Exhibit A to Exhibit 4.8).

4.13 Form of Second Lien Note (Filed as Exhibit A to Exhibit 4.9).

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

10.9 Common Stock Purchase Warrant dated August 11, 1993 between Abraxas and Associated Energy Managers, Inc. (Filed as Exhibit 10.37 to the 1993 S-1 Registration Statement).

10.10 Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.30 to the 1993 S-1 Registration Statement).

*10.11 Employment Agreement between Abraxas and Robert L. G. Watson. (Filed as
Exhibit 10.19 to the 2000 S-1 Registration Statement).

*10.12 Employment Agreement between Abraxas and Chris E. Williford. (Filed as
Exhibit 10.20 to the 2000 S-1 Registration Statement).

*10.13 Employment Agreement between Abraxas and Stephen T. Wendel. (Filed as
Exhibit 10.26 to the S-3 Registration Statement).

*10.14 Employment Agreement between Abraxas and Robert W. Carington, Jr. (Filed as Exhibit 10.22 to the 2000 S-1 registration Statement).

10.15 Common Stock Purchase Warrant dated August 1, 2000 between Abraxas and Basil Street Company (Filed herewith).

10.16 Common Stock Purchase Warrant dated September 1, 2000 between Jessup & Lamont Holdings (Filed herewith).

10.17 Common Stock Purchase Warrant dated August 1, 2000 between Abraxas and TNC, Inc. (Filed herewith).

10.18 Common Stock Purchase Warrant dated August 1, 2000 between Abraxas and Charles K. Butler (Filed herewith).

10.19 Management Agreement dated November 14, 1996 by and between Canadian Abraxas and Cascade Oil & Gas Ltd. (Filed as Exhibit 10.36 to the Exchange Offer Registration Statement).

10.20 Agreement of Limited Partnership of Abraxas Wamsutter L.P. dated as of November 12, 1999 by and between Wamsutter Holdings, Inc. and TIFD III-X Inc. (Filed as Exhibit 10.2 to Abraxas' Current Report on Form 8-K filed November 30,1999).

10.21 Registration Rights Agreement dated December 21, 1999, by and among Abraxas, Jefferies & Company, Inc. and Houlihan Lokey Howard & Zukin Capital. (Filed as Exhibit 10.26 to the 2000 S-1 Registration Statement).

10.22 Registration Rights Agreement dated December 21, 1999, by and among Abraxas, Halcyon/Alan B. Slifka Management Company LLC and Franklin Resources, Inc. (Filed as Exhibit 10.27 to the 1999 S-1 Registration Statement).

10.23 Purchase Agreement for Dollar Denominated Production Payment dated as of October 6, 1999 by and between Abraxas and Southern Producer Services, L.P. (Filed as Exhibit 10.1 to Abraxas' Quarterly Report on Form 10-Q filed November 15, 1999)

10.24 Conveyance of Dollar Denominated Production Payment dated as of October 6, 1999 by and between Abraxas and Southern Producer Services, L.P. (Filed as
Exhibit 10.2 to Abraxas' Quarterly Report on Form 10-Q filed November 15, 1999)


21.1 Subsidiaries of Abraxas. (Filed as Exhibit 21.1 to Abraxas' Annual Report on Form 10-K filed March 31, 1000).


23.1 Consent of Independent Auditors (Deloitte & Touche LLP). (Filed herewith).

23.2 Consent of Independent Auditors (Ernst & Young, LLP). (Filed herewith).

23.3 Consent of DeGolyer and MacNaughton. (Filed herewith).

23.4 Consent of McDaniel & Associates Consultants, Ltd. (Filed herewith).



*      Management Compensatory Plan or Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

                          ABRAXAS PETROLEUM CORPORATION

         By: /s/Robert L.G. Watson                   By:/s/Chris Williford
            -------------------------------         ---------------------------
            President and Principal                  Exec. Vice President and
            Executive Officer                        Principal Financial and
                                                     Accounting Officer
         DATED:

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                Name and Title                        Date

/s/ Robert L.G. Watson           Chairman of the Board,
-----------------------------    President (Principal Executive
Robert L.G. Watson               Officer)and Director                4/02/2001
                                                                     ---------

/s/ Chris Williford              Exec. Vice President and
-----------------------------    Treasurer (Principal Financial
Chris Williford                  and Accounting Officer)             4/02/2001
                                                                     ---------

/s/Craig S. Bartlett, Jr.        Director                            4/02/2001
-----------------------------                                        ---------
Craig S. Bartlett, Jr.

/s/ Franklin A. Burke            Director                            4/02/2001
-----------------------------                                        ---------
Franklin Burke

/s/ Ralph F. Cox                 Director                            4/02/2001
-----------------------------                                        ---------
Ralph F. Cox

/s/ Fredrick M. Pevow, Jr.       Director                            4/02/2001
-----------------------------                                        ---------
Fredrick M. Pevow, Jr.

/s/ James C. Phelps              Director                            4/02/2001
-----------------------------                                        ---------
 James C. Phelps

/s/ Joseph A. Wagda              Director                            4/02/2001
-----------------------------                                        ---------
Joseph A. Wagda

                                                                  Exhibit 3.5

                           CERTIFICATE OF AMENDMENT OF
                          ARTICLES OF INCORPORATION OF
                          ABRAXAS PETROLEUM CORPORATION



         Pursuant to the provisions of Title 7, Sections 78.385 and 78.390 of the Nevada Revised Statutes, Abraxas Petroleum Corporation (the "Company") does hereby certify as follows:

         FIRST: That at a meeting of the Board of Directors of the Company held on March 22, 2000, resolutions setting forth certain proposed amendments to the Articles of Incorporation of the Company and declaring the advisability of such amendments were adopted and the annual meeting of the stockholders of the Company entitled to vote for the consideration thereof was called.

         SECOND: That on May 26, 2000, the annual meeting of the stockholders of the Company was duly called and held and the stockholders holding shares of common stock, par value $.01 per share, of the Company entitling them to exercise at least a majority of the voting power of the Company have voted in favor of such amendments.

         THIRD: That the amendments to the Articles of Incorporation of the Company adopted at the annual meeting of stockholders are as follows:

         A. Article Fourth of the Articles of Incorporation of the Company has been amended to read in its entirety as follows:

                  FOURTH: (a) The total number of shares of all classes of stock which the corporation shall have authority to issue is (i) 200,000,000 shares with par value $.01 per share which are to be of a class designated "Common Stock" and (ii) 1,000,000 shares with par value $.01 per share which are to be of a class designated "Preferred Stock."

                  (b) The Board of Directors is hereby expressly granted authority to authorize from time to time, in accordance with law, the issue of one or more series of Preferred Stock and, with respect to any such series, to fix by resolution or resolutions the numbers, powers, designations, preferences and relative, participating, option or other special rights of such series and the qualifications, limitations or restrictions thereof including, but without limiting the generality of the foregoing, the following:

                           (i)  entitling  the  holders  thereof to  cumulative,
non-cumulative or partially cumulative dividends, or to no dividends;

                           (ii)   entitling  the  holders   thereof  to  receive
dividends payable on a parity with, junior to, or in preference to, the dividends payable on any other class or series of capital stock of the corporation;

                           (iii)  entitling  the holders  thereof to rights upon
the voluntary or involuntary liquidation, dissolution or winding up of, or upon any other distribution of the assets of, the corporation, on a parity with, junior to or in preference to, the rights of any other class or series of capital stock of the corporation;

                           (iv) providing for the  conversion,  at the option of
the holder or of the corporation or both, the shares of Preferred Stock into shares of any other class or classes of capital stock of the corporation or of any series of the same or any other class or classes or into property of the corporation or into the securities or properties of any other corporation or person, including provision for adjustment of the conversion rate in such events as the Board of Directors shall so provide, including provisions for the creation of a sinking fund for the redemption thereof, or providing for no redemption;

                           (v)  providing  for the  redemption,  in  whole or in
part, of the shares of Preferred Stock at the option of the corporation or the holder thereof, in cash, bonds or other property, at such price or prices (which amount may vary under different conditions and at different redemption dates), within such period or periods, and under such conditions as the Board of Directors shall so provide, including provisions for the creation of a sinking fund for the redemption thereof, or providing for no redemption;

                           (vi) lacking  voting rights or having  limited voting
rights or enjoying general, special or multiple voting rights;

                           (vii)  providing for the operation of a retirement or
sinking fund with respect thereto or for no such retirement or sinking fund, and, if so, the extent to and manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the shares of such series for retirement or other corporate purposes and the terms and provisions relative to the operation thereof;

                           (viii) providing the limitations or restrictions,  if
any, to be effective while any shares of such series are outstanding upon the payment of dividends or the making of other distributions on, and upon the purchase, redemption or other acquisition by the corporation of, the Common Stock or shares of stock of any other class or any other series of the same class;

                           (ix)  providing the  conditions or  restrictions,  if
any, upon the creation of indebtedness of the corporation or upon the issuance of any additional stock, including shares of any other class or series;

                           (x) specifying the number of shares constituting that
series and the distinctive designation of that series; and

                           (xi)  providing  any other  powers,  preferences  and
relative, participating, optional and other special rights, and any qualifications, limitations and restrictions thereof, insofar as they are not inconsistent with the provisions of these Articles of Incorporation, to the full extent permitted in accordance with the laws of the State of Nevada.

         FOURTH: The number of shares of Common Stock outstanding and entitled to vote on the amendments to the Articles of Incorporation of the Company was 22,595,016 shares. The affirmative vote of the stockholders holding a majority of the outstanding shares of Common Stock present at the meeting, in person or by proxy, voting together as a single class was necessary for the approval of the amendments. Stockholders were entitled to one vote for each share of Common Stock.

         FIFTH: A. The number of shares of Common Stock voted in favor of the amendment to Article Fourth was 14,578,364 shares, the number voted against was 5,626,851 shares and the number abstaining was 116,665 shares.

         IN WITNESS WHEREOF, the undersigned officers of the Company have executed this Certificate this 17th day of August, 2000.



                                            ABRAXAS PETROLEUM CORPORATION



                                   By:
                                   --------------------------------------------
                                   Robert L. G. Watson,
                                   Chairman of the Board, President and
                                   Chief Executive Officer


                                   By:
                                   --------------------------------------------
                                   Stephen T. Wendel, Secretary and
                                   Vice President - Land and Contracts

                                                                   Exhibit10.15

         THIS WARRANT AND THE SECURITIES PURCHASABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND MAY NOT BE SOLD, ASSIGNED OR OTHERWISE TRANSFERRED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT COVERING SUCH SECURITIES OR THE COMPANY RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SECURITIES (REASONABLY SATISFACTORY TO THE COMPANY AND ITS COUNSEL), OR AN OPINION OF THE COMPANY'S COUNSEL, STATING THAT SUCH SALE, ASSIGNMENT OR TRANSFER IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS.

                          ABRAXAS PETROLEUM CORPORATION


                          COMMON STOCK PURCHASE WARRANT


         FOR VALUE RECEIVED, Basil Street Company, or its transferees or assigns (the "Holder"), is entitled to purchase, from ABRAXAS PETROLEUM CORPORATION, a Nevada corporation (the "Company"), subject to the provisions hereof, 750,000 fully paid, validly issued and non-assessable shares ("Shares") of common stock, par value $.01 per share ("Common Stock"), of the Company at an exercise price ("Exercise Price") of $3.50 per Share, subject to adjustment as provided below. The right to purchase Shares under this Warrant is exercisable, in whole or in part, as more specifically set forth below.

                                    Article 1

                                   Definitions

         For all purposes of this Warrant, unless the context otherwise requires, the following terms have the following meanings:

         1.1 "Affiliate" means, with respect to any Person, any other Person that directly or indirectly through one or more intermediaries, controls or is controlled by or is under common control with the Person specified.

         1.2 "Common Stock" means the Company's authorized common stock, par value $.01 per share.

         1.3 "Company" means Abraxas Petroleum Corporation, a corporation organized and existing under the laws of the State of Nevada, and any successor corporation.

         1.4 "Exercise Price" means, with respect to Shares of Warrant Stock, $3.50 per Share.

         1.5 "Market Price" shall mean the average of the daily market prices of Common Stock over a period of 20 consecutive business days prior to the day as of which "Market Price" is being determined. The Market Price for each such business day shall be the average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or, if there shall have been no sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock shall not be so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market as of 3:30 p.m., New York time, on such day, or if the Common Stock shall not be quoted in the NASDAQ National Market, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as successor organization. If the Common Stock is listed on any domestic exchange the term "business days" as used in this sentence shall mean business days on which such exchange is open for trading. If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ National Market or the domestic over-the-counter market, the "Market Price" shall be deemed to be the highest of
(i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Board of Directors of the Company, as at the last day of any month ending within 60 days preceding the date as of which the determination is to be made, (ii) the fair value thereof, which shall be reasonably determined by the Board of Directors of the Company as of a date which is within 15 days of the date as of which the determination is to be made, or (iii) the Exercise Price in effect immediately prior to the determination of Market Price.

         1.6 "Person" means any natural person, sole proprietorship, general partnership, limited partnership, joint venture, trust, unincorporated organization, association, corporation, institution, private or governmental entity or party.

         1.7 "Warrant" means this Warrant and any warrants issued on or in substitution for this Warrant including warrants issued in exchange for this Warrant pursuant to Article 2.

         1.8 "Warrant Stock" means the shares of Common Stock or other securities acquired or to be acquired upon the exercise of this Warrant.

                                    Article 2

                          Grant and Exercise of Warrant

         2.1 Grant and Exercise. This Warrant is granted to the Holder pursuant to the terms of the Company's financial advisory service agreement with the Holder. This Warrant may be exercised by the Holder, at the Holder's election, at any time.

         2.2 Holder's Procedure. To exercise this Warrant and purchase the Warrant Stock, the Holder shall deliver to the Company at its principal office:

                  (a) a written notice, in substantially the form of the Subscription Notice appearing at the end of this Warrant, of the Holder's election to exercise this Warrant;

                  (b)      this Warrant; and

                  (c) a check payable to the Company in the amount of the Exercise Price per share of Warrant Stock.

         Notwithstanding anything to the contrary set forth herein, the Holder may at any time exercise this Warrant for "Net Warrant Shares." The number of Net Warrant Shares shall equal [WS x (MP - EP)/MP] where "WS" is the aggregate number of Shares issuable upon exercise of this Warrant or the portion being exercised, "MP" is the Market Price of the Common Stock and "EP" is the Exercise Price then in effect.

         2.3 Company's Procedure. The Company shall as promptly as practicable, and in any event within ten (10) days after receipt of the notice required under
Section 2.2, execute and deliver or cause to be executed and delivered one or more certificates representing the aggregate number of shares of Warrant Stock to which the Holder is entitled.

         2.4 Name and Effective Date. The stock certificate(s) so delivered shall be issued in the name of the Holder or such other name as shall be designated in the Subscription Notice specified in Section 2.2. Such certificate(s) shall be deemed to have been issued and the Holder or any other Person so designated to be named therein shall be deemed for all purposes to have become a holder of record of such shares as of the date the Company actually receives the notice specified in Section 2.2.

         2.5 Expenses. The Company shall pay all expenses, taxes, and other charges payable in connection with the preparation, issue, and delivery of such stock certificate(s), except that, in case such stock certificate(s) shall be registered in a name or names other than the name of the Holder of this Warrant, stock transfer taxes that are payable upon the issuance of such stock certificate(s) shall be paid by the Holder hereof.

         2.6 Legal Requirements. The Warrant Stock issued upon the exercise of this Warrant shall be validly issued, fully paid, and nonassessable.

         2.7 Registration. The Company will keep at its principal office a register that will provide for the registration and transfer of the Warrant.

         2.8 Expiration. This Warrant will expire on August 1, 2004, or the first business day thereafter if such date is not a business day, or such other date as may be established by mutual agreement of the parties hereto.

                                    Article 3

                                    Transfer

         3.1 Permitted Transfers. This Warrant shall be freely transferable, in whole or in part to any Affiliate of the Holder, subject to the limitations specified in Section 3.2. This Warrant shall not be transferable to any other Person except with the written consent of the Company, which consent shall not be unreasonably withheld, and subject to the limitations specified in Section 3.2.

         3.2. Securities Laws. Neither this Warrant nor the Warrant Stock shall be transferable unless:

         (a) either a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), is in effect covering this Warrant or the Warrant Stock, as the case may be, or the Company has received an opinion from the Company's counsel to the effect that such registration is not required, or the Holder has furnished to the Company an opinion of the Holder's counsel, which counsel shall be reasonably satisfactory to the Company, to the effect that such registration is not required; and

         (b) the transfer complies with any applicable state securities laws.

         In the event the Holder seeks an opinion as to transfer without registration from the Holder's counsel, the Company shall provide such factual information to the Holder's counsel as the Holder's counsel may reasonably request for the purpose of rendering such opinion and such counsel may rely on the accuracy and completeness of such information in rendering such opinion. Upon issuance at a time when the Common Stock is not publicly traded, the Warrant Stock will bear a legend describing the restrictions on transfer set forth in this Section 3.2.

         3.3 Procedure. (a) The Holder of this Warrant, or of any warrant substituted therefor pursuant to the provisions of this Section 3.3, may, subject to the limitations set forth in Section 3.1, in person or by duly authorized attorney, surrender the same for exchange at the principal office of the Company and, within a reasonable time thereafter and without expense (other than transfer taxes, if any), receive in exchange therefor one or more duly executed warrants each evidencing the right to receive one share of Common Stock or such other number of shares as may be designated by the Holder at the time of surrender.

         The Company and any agent of the Company may treat the Person in whose name a Warrant is registered as the owner of the Warrant for all purposes hereunder and neither the Company nor such agent shall be affected by notice to the contrary. The Company covenants and agrees to take and cause to be taken all action necessary to effect such registrations, transfers and exchanges.

         (b) The Holder may transfer the Warrant on the books of the Company by surrendering to the Company:

         (i)      the Warrant;

         (ii) a written assignment of the Warrant, in substantially the form of the Assignment appearing at the end of this Warrant, naming the assignee and duly executed by the Holder; and

         (iii) funds sufficient to pay any stock transfer taxes payable upon the making of such transfer.

         The Company shall thereupon execute and deliver a new Warrant in the name of the assignee specified in such instrument of assignment. Upon issuance of the new Warrant or Warrants, the Warrant surrendered for transfer shall be canceled by the Company.

         3.4 Expenses. The Company shall pay all expenses, taxes (other than transfer taxes), and other charges payable in connection with the preparation, issue and delivery of any new Warrant under this Article 3.

                                    Article 4

                                   Adjustments

         4.1 Stock Splits, Stock Dividends and Reverse Stock Splits. If at any time the Company shall subdivide (by reclassification, by the issuance of a Common Stock dividend on Common Stock, or otherwise) its outstanding shares of Common Stock into a greater number, the number of shares of Common Stock that may be purchased hereunder shall be increased proportionately and the Exercise Price per share of Warrant Stock shall be decreased proportionately as of the effective date of such action. The effective date of a stock dividend shall be the date on which the dividend is declared. Issuance of a Common Stock dividend shall be treated as a subdivision of the whole number of shares of Common Stock outstanding immediately before the record date for such dividend into a number of shares equal to such whole number of shares so outstanding plus the number of shares issued as a stock dividend. If at any time the Company shall combine (by reclassification or otherwise) its outstanding number of shares of Common Stock into a lesser number, the number of shares of Warrant Stock that may be purchased hereunder shall be reduced proportionately and the Exercise Price per share of Warrant Stock shall be increased proportionately as of the effective date of such action.

         4.2 Reorganization and Reclassification. In case of any capital reorganization or any reclassification of the capital stock of the Company while this Warrant remains outstanding, the Holder of this Warrant shall thereafter be entitled to purchase pursuant to this Warrant (in lieu of the kind and number of shares of Warrant Stock that the Holder would have been entitled to purchase or acquire immediately before such reorganization or reclassification) the kind and number of shares of stock of any class or classes or other securities or property for or into which such shares of Common Stock would have been exchanged, converted or reclassified if the Warrant Stock had been purchased immediately before such reorganization or reclassification at a total price not to exceed that payable upon the exercise of the unexercised portion of this Warrant. In case of any such reorganization or reclassification, appropriate provision (as determined by resolution of the Board of Directors of the Company) shall be made with respect to the rights and interests thereafter of the Holder of this Warrant, to the end that all the provisions of the Warrant (including adjustment provisions) shall thereafter be applicable, as nearly as reasonably practicable, in relation to such stock or other securities or property.

         4.3 Statement of Adjustment of Warrant Stock. Whenever the number or kind of shares comprising Warrant Stock or the Exercise Price is adjusted pursuant to this Article 4, the Company shall promptly give notice to the Holder, stating that such an adjustment has been effected and setting forth the number and kind of shares purchasable and the amount of the then-current Exercise Price, and stating in reasonable detail the facts requiring such adjustment and the calculation of such adjustment.

         4.6 No Other Adjustments. No adjustments in the number or kind or price of shares constituting Warrant Stock shall be made except as provided in this
Article 4.

                                    Article 5

                            Covenants of the Company

         The Company covenants and agrees that:

         5.1 Reservation of Shares. At all times, the Company will reserve and set apart and have, free from pre-emptive rights, a sufficient number of shares of authorized but unissued Common Stock or other securities, if applicable, to enable it at any time to fulfill all of its obligations hereunder.

         5.2 Adjustment of Par Value. Before taking any action that would cause an adjustment reducing the Exercise Price per share below the then-current par value of the shares of Warrant Stock issuable upon exercise of the Warrant, the Company will take any corporate action that may be necessary in order that the Company may validly and legally issue fully paid and nonassessable shares of such Warrant Stock at such adjusted price.

         5.3 Notice of Significant Events. In case the Company proposes to:

                  (a) pay any dividend, payable in stock (of any class or classes) or in convertible securities, upon its Common Stock or to make any distribution (other than ordinary cash dividends) to the holders of its Common Stock;

                  (b) subdivide as a whole (by reclassification, by the issuance of a stock dividend on Common Stock, or otherwise) the number of shares of Common Stock then outstanding into a greater number of shares of Common Stock, with or without par value;

                  (c) effect any capital reorganization or reclassification of capital stock of the Company;

                  (d) consolidate with, or merge into, any other corporation or business or sell or convey its assets as an entirety or substantially as an entirety;

                  (e) effect the liquidation, dissolution, or winding up of the Company;

                  (f) make any other fundamental change in respect of which the Holder of this Warrant would have been entitled to vote, pursuant to the corporation law of the State of Nevada, if the Warrant had been previously exercised;

then the Company shall cause notice of any such intended action to be given to the Holder (i) not less than thirty (30) days before the date on which the transfer books of the Company shall close or a record be taken for such stock dividend or for determining rights to vote in respect of any fundamental change, including any capital reorganization, reclassification, consolidation, merger, transfer, liquidation, dissolution, winding up, or any other fundamental change, and (ii) not less than thirty (30) days before the effective date, in the case of any such capital reorganization, reclassification, consolidation, merger, transfer, liquidation, dissolution, winding up, or other fundamental change.

                                    Article 6

                             Limitation of Liability

         No provision of this Warrant shall be construed as conferring upon the Holder hereof the right to vote or to consent or to receive dividends or to receive notice as a stockholder in respect of meetings of stockholders for the election of members of the Board of Directors of the Company or any other matter whatsoever as stockholders of the Company. In the absence of affirmative action by the Holder to purchase shares of Common Stock, no provision hereof shall give rise to any liability of the Holder for the purchase price or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

                                    Article 7

                        Merger, Consolidation, or Change

         7.1 Continuation of Warrant. Except as provided in Section 7.2, in the event that the Company proposes to consolidate with, or merge into, any other corporation or business or to transfer its property as an entirety or substantially as an entirety, or to effect the liquidation, dissolution, or winding up of the Company, or to change the Common Stock in any manner (other than to change its par value), then after the Company causes notice of such proposed action to be given to the Holder of record as provided in Section 5.3, the Holder shall be entitled, on or before the effective date of such merger, consolidation, transfer, liquidation, dissolution, winding up, or change to require the Company or the successor or purchasing entity, as the case may be, to (a) execute with the Holder an agreement providing that the Holder shall have the right thereafter and throughout the remaining term of the Warrant upon payment of the Exercise Price per share of Warrant Stock in effect immediately prior to such action to purchase with respect to each share of Warrant Stock issuable upon exercise of this Warrant the kind and amount of shares of stock and other securities, property (including cash) or any combination thereof which the Holder would have owned or have been entitled to receive after the happening of such consolidation, merger, sale, conveyance, or change had this Warrant been exercised with respect to such share of Warrant Stock immediately prior to such action and (b) make effective provision in its Articles of Incorporation or otherwise, if necessary, in order to effect such agreement. Such agreement shall provide for adjustments which shall be as nearly equivalent as practicable to the adjustments in Article 4 of this Warrant. The provisions of this Section 7.1 shall similarly apply to successive consolidations, mergers, sales, conveyances or changes.

         7.2 Exception. Section 7.1 shall not apply to a consolidation or merger with a Person in which the Company is the surviving entity.

                                    Article 8

                               REGISTRATION RIGHTS

         8.1 Piggyback Registration Rights. If, at any time on or before the expiration of this Warrant, the Company proposes to file a registration statement for the public sale of any of its Common Stock under the Securities Act, other than a registration statement originally declared effective prior to the date hereof or a registration effected solely to implement an employee benefit plan or a transaction to which Rule 145 under the Securities Act is applicable or pursuant to which Common Stock is registered other than for sale to the public, the Company shall, not later than thirty (30) days prior to the initial filing of the registration statement, deliver notice of its intent to file such registration statement to the Holder, setting forth the minimum and maximum proposed offering price, commissions, and discounts in connection with the offering, and other relevant information. Within ten (10) days after receipt of notice of the Company's intent to file a registration statement, the Holder shall be entitled to request that the Warrant Stock be included in such registration statement, and the Company will use its best efforts to cause such Warrant Stock to be included in the offering covered by such registration statement. In the event the Warrant Stock is included in the registration statement, the Holder may transfer the Warrant to an underwriter or broker for exercise by such underwriter or broker in connection with a distribution of the Warrant Stock.

         8.2  Filing  Obligations  of  the  Company.   In  connection  with  any
registration of the Warrant Stock effected under Section 8.1, the Company shall:

         (a) prepare and file the registration statement and such amendments and supplements to the registration statement and the prospectus or offering circular used in connection therewith as may be necessary to keep the registration statement effective for a period of ninety (90) days and to comply with the provisions of the Securities Act and the rules and regulations thereunder with respect to the disposition of the Warrant Stock covered by the registration statement for the period required to effect the distribution thereof, but in no event shall the Company be required to do so for a period of more than ninety (90) days following the effective date of such registration statement;

         (b) furnish to the Holder such number of copies of any prospectus or offering circular, including a preliminary prospectus, and of a full registration statement and exhibits in conformity with the requirements of the Securities Act and rules and regulations thereunder, as the Holder may reasonably request in order to facilitate the disposition of such securities;

         (c) use its best efforts to register or qualify the Warrant Stock covered by the registration statement, as the case may be, under the securities or blue sky laws of such jurisdictions as the Holder may reasonably request, and accomplish any and all other acts and things which may be necessary or advisable to permit sale in such jurisdictions of such Warrant Stock; provided, however, that the Company shall not be required to register as a dealer or to qualify as a foreign corporation in any such jurisdictions or to escrow any shares of its capital stock.

         8.3 Expenses. All expenses incurred by the Company in connection with any registration of the Warrant Stock effected under Section 8.1, including, without limitation, all registration and filing fees, fees and expenses of complying with state securities and blue sky laws, printing expenses, fees and expenses of the Company's counsel and accountants and fees and expenses of counsel for the Holder, shall be paid by the Company; provided, however, that all underwriting discounts and selling commission applicable to the Warrant Stock shall not be borne by the Company but shall be borne by the Holder.

         8.4      Indemnification.

         (a) By the Company. In connection with the filing of any registration statement and sales of Warrant Stock thereunder, the Company shall indemnify and hold harmless the Holder of this Warrant, any underwriter, and each other Person, if any, who controls the Holder or the underwriter within the meaning of the Securities Act, against losses, claims, damages or liabilities, joint or several (or actions in respect thereto) ("Losses"), to which any such Holder, underwriter, or controlling Person may become subject under the Securities Act or otherwise, insofar as such Losses arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which the Warrant Stock was registered under the Securities Act, any preliminary prospectus, offering circular or final prospectus contained therein, or any amendment or supplement thereto, or any report filed with the Securities and Exchange Commission (the "Disclosure Documents"), or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse any such Holder, underwriter, or controlling Person for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claims, excluding any amounts paid in settlement of litigation, commenced or threatened, if such settlement is effected without the prior written consent of the Company; provided, however, that the Company shall not be liable in any such case to the extent that any such Losses arise out of or omission or alleged omission made in such Disclosure Documents in reliance upon and in conformity with information furnished to the Company in writing by or on behalf of the Holder of this Warrant for use specifically in connection with the preparation of such Disclosure Document.

         (b) By the Holder. In connection with the filing of any registration statement and sales of the Warrant Stock thereunder, the Holder shall indemnify the Company, any underwriter, each of the Company's directors, each of its officers who signed such registration statement, and each other Person, if any, who controls the Company or the underwriter within the meaning of the Securities Act, against any Losses to which the Company, any of its directors, officers, or controlling Persons may become subject under the Securities Act or otherwise, insofar as such Losses arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any of the Disclosure Documents or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company, the underwriters, and any of their respective directors, officers, or controlling Persons for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claims, excluding any amounts paid in settlement of litigation, commenced or threatened, if such settlement is effected without the prior written consent of the Holder; provided, however, that such indemnification or reimbursement shall be payable in any such case only to the extent that such statement or alleged statement or omission or alleged omission is made in reliance on information furnished to the Company in writing by or on behalf of the Holder for use specifically in connection with the preparation of such Disclosure Document.

         8.5 Discharge of Registration Obligations. In the event the Holder demands that the Warrant Stock be registered pursuant to Section 8.1 herein, the Company shall have the right to discharge the registration obligations set forth in Section 8.1 by repurchasing all or any part of the Warrant or Warrant Stock, as designated by the Holder, for cash at the Market Price determined as of the date the Holder demands registration or the date the Company delivers notice of its election to repurchase, whichever is higher. The Company must deliver written notice to the Holder of its election to repurchase the Warrant within thirty (30) days after receipt of a request by the Holder for registration. The Company shall deliver the purchase price to the Holder upon delivery of the Warrant or Warrant Stock. In the event the Company does not deliver cash to the Holder as required under this Section 8.5, the Company's right to repurchase under this Section 8.5 shall be terminated.

                                    ARTICLE 9

                                  Miscellaneous

         9.1 Governing Law. The rights of the parties arising under this Warrant shall be construed and enforced under the laws of the State of Nevada without giving effect to any choice of law or conflict of law rules.

         9.2 Notices. Any notice or other communication required or permitted to be given or delivered pursuant to this Warrant shall be in writing and shall be deemed effective as of the date of receipt if delivered personally, by facsimile transmission (if receipt is confirmed by the facsimile operator of the recipient), by overnight courier service or by registered or certified mail (return receipt requested), postage prepaid, to the parties at the following addresses (or at such other address in the United States of America for a party as shall be specified by like notice; provided that notices of change of address be effective only upon receipt thereof):

                  (i)      to the Holder as follows:

                           Basil Street Company



                  (ii)     to the Company as follows:

                           Abraxas Petroleum Corporation
                           500 N. Loop 1604 East, Suite 100
                           San Antonio, Texas 78232

         9.3 Severability. If any provision of this Warrant shall be held invalid, such invalidity shall not affect any other provision of this Warrant that can be given effect without the invalid provision, and to this end, the provisions hereof are separable.

         9.4 Headings. The headings in this Warrant are for reference purposes only and shall not affect in any way the meaning of interpretation of this Warrant.

         9.5 Internal References. References to an "article," "section" or a "subsection" when used without further attribution shall refer to the particular articles, sections or subsections of this Warrant.

         9.6 Amendment. This Warrant cannot be amended or modified except by a written agreement executed by the Company and the Holder.

         9.7 Assignment. This Warrant shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns except that no party may assign or transfer its rights or obligations under this Warrant except to the extent explicitly permitted herein.

         9.8 Entire Agreement. This Warrant, together with its attachments, contains the entire understanding among the parties hereto with respect to the subject matter hereof and supersedes all prior and contemporaneous agreements and understandings, inducements or conditions, express or implied, oral or written, except as herein contained.

         IN WITNESS WHEREOF, the Company has caused this Warrant to be signed in its name by its Chairman of the Board, President and Chief Executive Officer thereunto duly authorized.

Dated:  August 1, 2000


                               ABRAXAS PETROLEUM CORPORATION


                               By:
                               ------------------------------------------------
                               Robert L. G. Watson, Chairman of the Board,
                               President and Chief Executive Officer

                               SUBSCRIPTION NOTICE

         The undersigned, the Holder of a Common Stock Purchase Warrant issued by Abraxas Petroleum Corporation, a Nevada corporation (the "Company"), dated as of ______________, 2000, hereby elects to purchase thereunder _______ shares of Common Stock, par value $.01 per share, of the Company covered by such Warrant and herewith makes payment in full therefor of ________________________ and requests that the certificate(s) for such shares (and any securities or the property issuable upon such exercise) be issued in the name of and delivered to _________________________ whose address is_____________________________________.

         The undersigned hereby agrees to pay any transfer taxes on the transfer of all or any portion of the Warrant or Common Stock requested herein.

         The undersigned agrees that, in the absence of an effective registration statement with respect to Common Stock issued upon this exercise, the undersigned is acquiring such Common Stock for investment and not with a view to distribution thereof and the certificate or certificates representing such Common Stock may bear a legend substantially as follows: "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, and may not be transferred except as provided in
Article 3 of the Warrant to purchase Common Stock of Abraxas Petroleum Corporation, a copy of which is on file at the principal office of Abraxas Petroleum Corporation"


                                    ______________________________________
                                            Signature guaranteed:


Dated:_____________________________

                                   ASSIGNMENT

         FOR VALUED RECEIVED, the undersigned hereby sells, assigns and transfers unto ________________________ the rights represented by the foregoing Common Stock Purchase Warrant of Abraxas Petroleum Corporation, and appoints __________________ its attorney to transfer said rights on the books of said corporation, with full power of substitution in the premises.


                                        _____________________________________
                                              Signature guaranteed:


Dated:_________________________________

                                                                Exhibit 10.16

 THIS  WARRANT  AND THE  SECURITIES  PURCHASABLE  UPON  EXERCISE OF THIS
WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND MAY NOT BE SOLD, ASSIGNED OR OTHERWISE TRANSFERRED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT COVERING SUCH SECURITIES OR THE COMPANY RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SECURITIES (REASONABLY SATISFACTORY TO THE COMPANY AND ITS COUNSEL), OR AN OPINION OF THE COMPANY'S COUNSEL, STATING THAT SUCH SALE, ASSIGNMENT OR TRANSFER IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS.

                          ABRAXAS PETROLEUM CORPORATION

                          COMMON STOCK PURCHASE WARRANT

         FOR VALUE RECEIVED, [Holder], or its transferees or assigns (the "Holder"), is entitled to purchase, from ABRAXAS PETROLEUM CORPORATION, a Nevada corporation (the "Company"), subject to the provisions hereof, 10,000 fully paid, validly issued and non-assessable shares ("Shares") of common stock, par value $.01 per share ("Common Stock"), of the Company at an exercise price ("Exercise Price") of $3.50 per Share, subject to adjustment as provided below. The right to purchase Shares under this Warrant is exercisable, in whole or in part, as more specifically set forth below.

                                    Article 1

                                   Definitions

         For all purposes of this Warrant, unless the context otherwise requires, the following terms have the following meanings:

         1.1 "Affiliate" means, with respect to any Person, any other Person that directly or indirectly through one or more intermediaries, controls or is controlled by or is under common control with the Person specified.

         1.2 "Common Stock" means the Company's authorized common stock, par value $.01 per share.

         1.3 "Company" means Abraxas Petroleum Corporation, a corporation organized and existing under the laws of the State of Nevada, and any successor corporation.

         1.4 "Exercise Price" means, with respect to Shares of Warrant Stock, $3.50 per Share.

         1.5 "Market Price" shall mean the average of the daily market prices of Common Stock over a period of 20 consecutive business days prior to the day as of which "Market Price" is being determined. The Market Price for each such business day shall be the average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or, if there shall have been no sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock shall not be so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market as of 3:30 p.m., New York time, on such day, or if the Common Stock shall not be quoted in the NASDAQ National Market, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as successor organization. If the Common Stock is listed on any domestic exchange the term "business days" as used in this sentence shall mean business days on which such exchange is open for trading. If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ National Market or the domestic over-the-counter market, the "Market Price" shall be deemed to be the highest of
(i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Board of Directors of the Company, as at the last day of any month ending within 60 days preceding the date as of which the determination is to be made, (ii) the fair value thereof, which shall be reasonably determined by the Board of Directors of the Company as of a date which is within 15 days of the date as of which the determination is to be made, or (iii) the Exercise Price in effect immediately prior to the determination of Market Price.

         1.6 "Person" means any natural person, sole proprietorship, general partnership, limited partnership, joint venture, trust, unincorporated organization, association, corporation, institution, private or governmental entity or party.

         1.7 "Warrant" means this Warrant and any warrants issued on or in substitution for this Warrant including warrants issued in exchange for this Warrant pursuant to Article 2.

         1.8 "Warrant Stock" means the shares of Common Stock or other securities acquired or to be acquired upon the exercise of this Warrant.

                                    Article 2

                          Grant and Exercise of Warrant

         2.1 Grant and Exercise. This Warrant is granted to the Holder pursuant to the terms of the Company's financial advisory service agreement with the Holder. This Warrant may be exercised by the Holder, at the Holder's election, at any time.

         2.2 Holder's Procedure. To exercise this Warrant and purchase the Warrant Stock, the Holder shall deliver to the Company at its principal office:

                  (a) a written notice, in substantially the form of the Subscription Notice appearing at the end of this Warrant, of the Holder's election to exercise this Warrant;

                  (b)      this Warrant; and

                  (c) a check payable to the Company in the amount of the Exercise Price per share of Warrant Stock.

         Notwithstanding anything to the contrary set forth herein, the Holder may at any time exercise this Warrant for "Net Warrant Shares." The number of Net Warrant Shares shall equal [WS x (MP - EP)/MP] where "WS" is the aggregate number of Shares issuable upon exercise of this Warrant or the portion being exercised, "MP" is the Market Price of the Common Stock and "EP" is the Exercise Price then in effect.

         2.3 Company's Procedure. The Company shall as promptly as practicable, and in any event within ten (10) days after receipt of the notice required under
Section 2.2, execute and deliver or cause to be executed and delivered one or more certificates representing the aggregate number of shares of Warrant Stock to which the Holder is entitled.

         2.4 Name and Effective Date. The stock certificate(s) so delivered shall be issued in the name of the Holder or such other name as shall be designated in the Subscription Notice specified in Section 2.2. Such certificate(s) shall be deemed to have been issued and the Holder or any other Person so designated to be named therein shall be deemed for all purposes to have become a holder of record of such shares as of the date the Company actually receives the notice specified in Section 2.2.

         2.5 Expenses. The Company shall pay all expenses, taxes, and other charges payable in connection with the preparation, issue, and delivery of such stock certificate(s), except that, in case such stock certificate(s) shall be registered in a name or names other than the name of the Holder of this Warrant, stock transfer taxes that are payable upon the issuance of such stock certificate(s) shall be paid by the Holder hereof.

         2.6 Legal Requirements. The Warrant Stock issued upon the exercise of this Warrant shall be validly issued, fully paid, and nonassessable.

         2.7 Registration. The Company will keep at its principal office a register that will provide for the registration and transfer of the Warrant.

         2.8 Expiration. This Warrant will expire on August 1, 2004, or the first business day thereafter if such date is not a business day, or such other date as may be established by mutual agreement of the parties hereto.

                                    Article 3

                                    Transfer

         3.1 Permitted Transfers. This Warrant shall be freely transferable, in whole or in part to any Affiliate of the Holder, subject to the limitations specified in Section 3.2. This Warrant shall not be transferable to any other Person except with the written consent of the Company, which consent shall not be unreasonably withheld, and subject to the limitations specified in Section 3.2.

         3.2. Securities Laws. Neither this Warrant nor the Warrant Stock shall be transferable unless:

         (a) either a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), is in effect covering this Warrant or the Warrant Stock, as the case may be, or the Company has received an opinion from the Company's counsel to the effect that such registration is not required, or the Holder has furnished to the Company an opinion of the Holder's counsel, which counsel shall be reasonably satisfactory to the Company, to the effect that such registration is not required; and

         (b) the transfer complies with any applicable state securities laws.

         In the event the Holder seeks an opinion as to transfer without registration from the Holder's counsel, the Company shall provide such factual information to the Holder's counsel as the Holder's counsel may reasonably request for the purpose of rendering such opinion and such counsel may rely on the accuracy and completeness of such information in rendering such opinion. Upon issuance at a time when the Common Stock is not publicly traded, the Warrant Stock will bear a legend describing the restrictions on transfer set forth in this Section 3.2.

         3.3 Procedure. (a) The Holder of this Warrant, or of any warrant substituted therefor pursuant to the provisions of this Section 3.3, may, subject to the limitations set forth in Section 3.1, in person or by duly authorized attorney, surrender the same for exchange at the principal office of the Company and, within a reasonable time thereafter and without expense (other than transfer taxes, if any), receive in exchange therefor one or more duly executed warrants each evidencing the right to receive one share of Common Stock or such other number of shares as may be designated by the Holder at the time of surrender.

         The Company and any agent of the Company may treat the Person in whose name a Warrant is registered as the owner of the Warrant for all purposes hereunder and neither the Company nor such agent shall be affected by notice to the contrary. The Company covenants and agrees to take and cause to be taken all action necessary to effect such registrations, transfers and exchanges.

         (b) The Holder may transfer the Warrant on the books of the Company by surrendering to the Company:

         (i)      the Warrant;

         (ii) a written assignment of the Warrant, in substantially the form of the Assignment appearing at the end of this Warrant, naming the assignee and duly executed by the Holder; and

         (iii) funds sufficient to pay any stock transfer taxes payable upon the making of such transfer.

         The Company shall thereupon execute and deliver a new Warrant in the name of the assignee specified in such instrument of assignment. Upon issuance of the new Warrant or Warrants, the Warrant surrendered for transfer shall be canceled by the Company.

         3.4 Expenses. The Company shall pay all expenses, taxes (other than transfer taxes), and other charges payable in connection with the preparation, issue and delivery of any new Warrant under this Article 3.

                                    Article 4

                                   Adjustments

         4.1 Stock Splits, Stock Dividends and Reverse Stock Splits. If at any time the Company shall subdivide (by reclassification, by the issuance of a Common Stock dividend on Common Stock, or otherwise) its outstanding shares of Common Stock into a greater number, the number of shares of Common Stock that may be purchased hereunder shall be increased proportionately and the Exercise Price per share of Warrant Stock shall be decreased proportionately as of the effective date of such action. The effective date of a stock dividend shall be the date on which the dividend is declared. Issuance of a Common Stock dividend shall be treated as a subdivision of the whole number of shares of Common Stock outstanding immediately before the record date for such dividend into a number of shares equal to such whole number of shares so outstanding plus the number of shares issued as a stock dividend. If at any time the Company shall combine (by reclassification or otherwise) its outstanding number of shares of Common Stock into a lesser number, the number of shares of Warrant Stock that may be purchased hereunder shall be reduced proportionately and the Exercise Price per share of Warrant Stock shall be increased proportionately as of the effective date of such action.

         4.2 Reorganization and Reclassification. In case of any capital reorganization or any reclassification of the capital stock of the Company while this Warrant remains outstanding, the Holder of this Warrant shall thereafter be entitled to purchase pursuant to this Warrant (in lieu of the kind and number of shares of Warrant Stock that the Holder would have been entitled to purchase or acquire immediately before such reorganization or reclassification) the kind and number of shares of stock of any class or classes or other securities or property for or into which such shares of Common Stock would have been exchanged, converted or reclassified if the Warrant Stock had been purchased immediately before such reorganization or reclassification at a total price not to exceed that payable upon the exercise of the unexercised portion of this Warrant. In case of any such reorganization or reclassification, appropriate provision (as determined by resolution of the Board of Directors of the Company) shall be made with respect to the rights and interests thereafter of the Holder of this Warrant, to the end that all the provisions of the Warrant (including adjustment provisions) shall thereafter be applicable, as nearly as reasonably practicable, in relation to such stock or other securities or property.

         4.3 Statement of Adjustment of Warrant Stock. Whenever the number or kind of shares comprising Warrant Stock or the Exercise Price is adjusted pursuant to this Article 4, the Company shall promptly give notice to the Holder, stating that such an adjustment has been effected and setting forth the number and kind of shares purchasable and the amount of the then-current Exercise Price, and stating in reasonable detail the facts requiring such adjustment and the calculation of such adjustment.

         4.6 No Other Adjustments. No adjustments in the number or kind or price of shares constituting Warrant Stock shall be made except as provided in this
Article 4.

                                    Article 5

                            Covenants of the Company

         The Company covenants and agrees that:

         5.1 Reservation of Shares. At all times, the Company will reserve and set apart and have, free from pre-emptive rights, a sufficient number of shares of authorized but unissued Common Stock or other securities, if applicable, to enable it at any time to fulfill all of its obligations hereunder.

         5.2 Adjustment of Par Value. Before taking any action that would cause an adjustment reducing the Exercise Price per share below the then-current par value of the shares of Warrant Stock issuable upon exercise of the Warrant, the Company will take any corporate action that may be necessary in order that the Company may validly and legally issue fully paid and nonassessable shares of such Warrant Stock at such adjusted price.

         5.3 Notice of  Significant  Events.  In case the Company  proposes  to:

                  (a) pay any dividend, payable in stock (of any class or classes) or in convertible securities, upon its Common Stock or to make any distribution (other than ordinary cash dividends) to the holders of its Common Stock;

                  (b) subdivide as a whole (by reclassification, by the issuance of a stock dividend on Common Stock, or otherwise) the number of shares of Common Stock then outstanding into a greater number of shares of Common Stock, with or without par value;

                  (c) effect any capital reorganization or reclassification of capital stock of the Company;

                  (d) consolidate with, or merge into, any other corporation or business or sell or convey its assets as an entirety or substantially as an entirety;

                  (e) effect the liquidation, dissolution, or winding up of the Company;

                  (f) make any other fundamental change in respect of which the Holder of this Warrant would have been entitled to vote, pursuant to the corporation law of the State of Nevada, if the Warrant had been previously exercised;

then the Company shall cause notice of any such intended action to be given to the Holder (i) not less than thirty (30) days before the date on which the transfer books of the Company shall close or a record be taken for such stock dividend or for determining rights to vote in respect of any fundamental change, including any capital reorganization, reclassification, consolidation, merger, transfer, liquidation, dissolution, winding up, or any other fundamental change, and (ii) not less than thirty (30) days before the effective date, in the case of any such capital reorganization, reclassification, consolidation, merger, transfer, liquidation, dissolution, winding up, or other fundamental change.

                                    Article 6

                             Limitation of Liability

         No provision of this Warrant shall be construed as conferring upon the Holder hereof the right to vote or to consent or to receive dividends or to receive notice as a stockholder in respect of meetings of stockholders for the election of members of the Board of Directors of the Company or any other matter whatsoever as stockholders of the Company. In the absence of affirmative action by the Holder to purchase shares of Common Stock, no provision hereof shall give rise to any liability of the Holder for the purchase price or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

                                    Article 7

                        Merger, Consolidation, or Change

         7.1 Continuation of Warrant. Except as provided in Section 7.2, in the event that the Company proposes to consolidate with, or merge into, any other corporation or business or to transfer its property as an entirety or substantially as an entirety, or to effect the liquidation, dissolution, or winding up of the Company, or to change the Common Stock in any manner (other than to change its par value), then after the Company causes notice of such proposed action to be given to the Holder of record as provided in Section 5.3, the Holder shall be entitled, on or before the effective date of such merger, consolidation, transfer, liquidation, dissolution, winding up, or change to require the Company or the successor or purchasing entity, as the case may be, to (a) execute with the Holder an agreement providing that the Holder shall have the right thereafter and throughout the remaining term of the Warrant upon payment of the Exercise Price per share of Warrant Stock in effect immediately prior to such action to purchase with respect to each share of Warrant Stock issuable upon exercise of this Warrant the kind and amount of shares of stock and other securities, property (including cash) or any combination thereof which the Holder would have owned or have been entitled to receive after the happening of such consolidation, merger, sale, conveyance, or change had this Warrant been exercised with respect to such share of Warrant Stock immediately prior to such action and (b) make effective provision in its Articles of Incorporation or otherwise, if necessary, in order to effect such agreement. Such agreement shall provide for adjustments which shall be as nearly equivalent as practicable to the adjustments in Article 4 of this Warrant. The provisions of this Section 7.1 shall similarly apply to successive consolidations, mergers, sales, conveyances or changes.

         7.2 Exception. Section 7.1 shall not apply to a consolidation or merger with a Person in which the Company is the surviving entity.

                                    Article 8

                               REGISTRATION RIGHTS

         8.1 Piggyback Registration Rights. If, at any time on or before the expiration of this Warrant, the Company proposes to file a registration statement for the public sale of any of its Common Stock under the Securities Act, other than a registration statement originally declared effective prior to the date hereof or a registration effected solely to implement an employee benefit plan or a transaction to which Rule 145 under the Securities Act is applicable or pursuant to which Common Stock is registered other than for sale to the public, the Company shall, not later than thirty (30) days prior to the initial filing of the registration statement, deliver notice of its intent to file such registration statement to the Holder, setting forth the minimum and maximum proposed offering price, commissions, and discounts in connection with the offering, and other relevant information. Within ten (10) days after receipt of notice of the Company's intent to file a registration statement, the Holder shall be entitled to request that the Warrant Stock be included in such registration statement. In the event the Warrant Stock is included in the registration statement, the Holder may transfer the Warrant to an underwriter or broker for exercise by such underwriter or broker in connection with a distribution of the Warrant Stock.

         8.2  Filing  Obligations  of  the  Company.   In  connection  with  any
registration of the Warrant Stock effected under Section 8.1, the Company shall:

         (a) prepare and file the registration statement and such amendments and supplements to the registration statement and the prospectus or offering circular used in connection therewith as may be necessary to keep the registration statement effective for a period of ninety (90) days and to comply with the provisions of the Securities Act and the rules and regulations thereunder with respect to the disposition of the Warrant Stock covered by the registration statement for the period required to effect the distribution thereof, but in no event shall the Company be required to do so for a period of more than ninety (90) days following the effective date of such registration statement;

         (b) furnish to the Holder such number of copies of any prospectus or offering circular, including a preliminary prospectus, and of a full registration statement and exhibits in conformity with the requirements of the Securities Act and rules and regulations thereunder, as the Holder may reasonably request in order to facilitate the disposition of such securities;

         (c) register or qualify the Warrant Stock covered by the registration statement, as the case may be, under the securities or blue sky laws of such jurisdictions as the Holder may reasonably request, and accomplish any and all other acts and things which may be necessary or advisable to permit sale in such jurisdictions of such Warrant Stock; provided, however, that the Company shall not be required to register as a dealer or to qualify as a foreign corporation in any such jurisdictions or to escrow any shares of its capital stock.

         8.3 Expenses. All expenses incurred by the Company in connection with any registration of the Warrant Stock effected under Section 8.1, including, without limitation, all registration and filing fees, fees and expenses of complying with state securities and blue sky laws, printing expenses, fees and expenses of the Company's counsel and accountants and fees and expenses of counsel for the Holder, shall be paid by the Company; provided, however, that all underwriting discounts and selling commission applicable to the Warrant Stock shall not be borne by the Company but shall be borne by the Holder.

         8.4      Indemnification.
                  ---------------

         (a) By the Company. In connection with the filing of any registration statement and sales of Warrant Stock thereunder, the Company shall indemnify and hold harmless the Holder of this Warrant, any underwriter, and each other Person, if any, who controls the Holder or the underwriter within the meaning of the Securities Act, against losses, claims, damages or liabilities, joint or several (or actions in respect thereto) ("Losses"), to which any such Holder, underwriter, or controlling Person may become subject under the Securities Act or otherwise, insofar as such Losses arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which the Warrant Stock was registered under the Securities Act, any preliminary prospectus, offering circular or final prospectus contained therein, or any amendment or supplement thereto, or any report filed with the Securities and Exchange Commission (the "Disclosure Documents"), or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse any such Holder, underwriter, or controlling Person for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claims, excluding any amounts paid in settlement of litigation, commenced or threatened, if such settlement is effected without the prior written consent of the Company; provided, however, that the Company shall not be liable in any such case to the extent that any such Losses arise out of or omission or alleged omission made in such Disclosure Documents in reliance upon and in conformity with information furnished to the Company in writing by or on behalf of the Holder of this Warrant for use specifically in connection with the preparation of such Disclosure Document.

         (b) By the Holder. In connection with the filing of any registration statement and sales of the Warrant Stock thereunder, the Holder shall indemnify the Company, any underwriter, each of the Company's directors, each of its officers who signed such registration statement, and each other Person, if any, who controls the Company or the underwriter within the meaning of the Securities Act, against any Losses to which the Company, any of its directors, officers, or controlling Persons may become subject under the Securities Act or otherwise, insofar as such Losses arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any of the Disclosure Documents or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company, the underwriters, and any of their respective directors, officers, or controlling Persons for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claims, excluding any amounts paid in settlement of litigation, commenced or threatened, if such settlement is effected without the prior written consent of the Holder; provided, however, that such indemnification or reimbursement shall be payable in any such case only to the extent that such statement or alleged statement or omission or alleged omission is made in reliance on information furnished to the Company in writing by or on behalf of the Holder for use specifically in connection with the preparation of such Disclosure Document.

         8.5 Discharge of Registration Obligations. In the event the Holder demands that the Warrant Stock be registered pursuant to Section 8.1 herein, the Company shall have the right to discharge the registration obligations set forth in Section 8.1 by repurchasing all or any part of the Warrant or Warrant Stock, as designated by the Holder, for cash at the Market Price determined as of the date the Holder demands registration or the date the Company delivers notice of its election to repurchase, whichever is higher. The Company must deliver written notice to the Holder of its election to repurchase the Warrant within thirty (30) days after receipt of a request by the Holder for registration. The Company shall deliver the purchase price to the Holder upon delivery of the Warrant or Warrant Stock. In the event the Company does not deliver cash to the Holder as required under this Section 8.5, the Company's right to repurchase under this Section 8.5 shall be terminated.

                                    ARTICLE 9

                                  Miscellaneous

         9.1 Governing Law. The rights of the parties arising under this Warrant shall be construed and enforced under the laws of the State of Nevada without giving effect to any choice of law or conflict of law rules.

         9.2 Notices. Any notice or other communication required or permitted to be given or delivered pursuant to this Warrant shall be in writing and shall be deemed effective as of the date of receipt if delivered personally, by facsimile transmission (if receipt is confirmed by the facsimile operator of the recipient), by overnight courier service or by registered or certified mail (return receipt requested), postage prepaid, to the parties at the following addresses (or at such other address in the United States of America for a party as shall be specified by like notice; provided that notices of change of address be effective only upon receipt thereof):

                  (i)      to the Holder as follows:

                           [Holder]



                  (ii)     to the Company as follows:

                           Abraxas Petroleum Corporation
                           500 N. Loop 1604 East, Suite 100
                           San Antonio, Texas 78232

         9.3 Severability. If any provision of this Warrant shall be held invalid, such invalidity shall not affect any other provision of this Warrant that can be given effect without the invalid provision, and to this end, the provisions hereof are separable.

         9.4 Headings. The headings in this Warrant are for reference purposes only and shall not affect in any way the meaning of interpretation of this Warrant.

         9.5 Internal References. References to an "article," "section" or a "subsection" when used without further attribution shall refer to the particular articles, sections or subsections of this Warrant.

         9.6 Amendment. This Warrant cannot be amended or modified except by a written agreement executed by the Company and the Holder.

         9.7 Assignment. This Warrant shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns except that no party may assign or transfer its rights or obligations under this Warrant except to the extent explicitly permitted herein.

         9.8 Entire Agreement. This Warrant, together with its attachments, contains the entire understanding among the parties hereto with respect to the subject matter hereof and supersedes all prior and contemporaneous agreements and understandings, inducements or conditions, express or implied, oral or written, except as herein contained.

         IN WITNESS WHEREOF, the Company has caused this Warrant to be signed in its name by its Chairman of the Board, President and Chief Executive Officer thereunto duly authorized.

Dated:  September __, 2000


                                   ABRAXAS PETROLEUM CORPORATION


                                   By:
                                  ---------------------------------------------
                                   Robert L. G. Watson, Chairman of the Board,
                                   President and Chief Executive Officer

                               SUBSCRIPTION NOTICE

         The undersigned, the Holder of a Common Stock Purchase Warrant issued by Abraxas Petroleum Corporation, a Nevada corporation (the "Company"), dated as of ______________, 2000, hereby elects to purchase thereunder _______ shares of Common Stock, par value $.01 per share, of the Company covered by such Warrant and herewith makes payment in full therefor of ________________________ and requests that the certificate(s) for such shares (and any securities or the property issuable upon such exercise) be issued in the name of and delivered to _________________ whose address is
_______________________________________________.

         The undersigned hereby agrees to pay any transfer taxes on the transfer of all or any portion of the Warrant or Common Stock requested herein.

         The undersigned agrees that, in the absence of an effective registration statement with respect to Common Stock issued upon this exercise, the undersigned is acquiring such Common Stock for investment and not with a view to distribution thereof and the certificate or certificates representing such Common Stock may bear a legend substantially as follows: "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, and may not be transferred except as provided in
Article 3 of the Warrant to purchase Common Stock of Abraxas Petroleum Corporation, a copy of which is on file at the principal office of Abraxas Petroleum Corporation"


                                  ______________________________________
                                           Signature guaranteed:


Dated:_____________________________________

                                   ASSIGNMENT

         FOR VALUED RECEIVED, the undersigned hereby sells, assigns and transfers unto ________________________ the rights represented by the foregoing Common Stock Purchase Warrant of Abraxas Petroleum Corporation, and appoints __________________ its attorney to transfer said rights on the books of said corporation, with full power of substitution in the premises.


                                      ______________________________________
                                               Signature guaranteed:


Dated:______________________________________

                                                                  Exhibit 10.17

 THIS  WARRANT  AND THE  SECURITIES  PURCHASABLE  UPON  EXERCISE OF THIS
WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND MAY NOT BE SOLD, ASSIGNED OR OTHERWISE TRANSFERRED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT COVERING SUCH SECURITIES OR THE COMPANY RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SECURITIES (REASONABLY SATISFACTORY TO THE COMPANY AND ITS COUNSEL), OR AN OPINION OF THE COMPANY'S COUNSEL, STATING THAT SUCH SALE, ASSIGNMENT OR TRANSFER IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS.

                          ABRAXAS PETROLEUM CORPORATION

                          COMMON STOCK PURCHASE WARRANT

         FOR VALUE RECEIVED, [Holder], or its transferees or assigns (the "Holder"), is entitled to purchase, from ABRAXAS PETROLEUM CORPORATION, a Nevada corporation (the "Company"), subject to the provisions hereof, 100,000 fully paid, validly issued and non-assessable shares ("Shares") of common stock, par value $.01 per share ("Common Stock"), of the Company at an exercise price ("Exercise Price") of $3.50 per Share, subject to adjustment as provided below. The right to purchase Shares under this Warrant is exercisable, in whole or in part, as more specifically set forth below.

                                    Article 1

                                   Definitions

         For all purposes of this Warrant, unless the context otherwise requires, the following terms have the following meanings:

         1.1 "Affiliate" means, with respect to any Person, any other Person that directly or indirectly through one or more intermediaries, controls or is controlled by or is under common control with the Person specified.

         1.2 "Common Stock" means the Company's authorized common stock, par value $.01 per share.

         1.3 "Company" means Abraxas Petroleum Corporation, a corporation organized and existing under the laws of the State of Nevada, and any successor corporation.

         1.4 "Exercise Price" means, with respect to Shares of Warrant Stock, $3.50 per Share.

         1.5 "Market Price" shall mean the average of the daily market prices of Common Stock over a period of 20 consecutive business days prior to the day as of which "Market Price" is being determined. The Market Price for each such business day shall be the average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or, if there shall have been no sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock shall not be so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market as of 3:30 p.m., New York time, on such day, or if the Common Stock shall not be quoted in the NASDAQ National Market, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as successor organization. If the Common Stock is listed on any domestic exchange the term "business days" as used in this sentence shall mean business days on which such exchange is open for trading. If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ National Market or the domestic over-the-counter market, the "Market Price" shall be deemed to be the highest of
(i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Board of Directors of the Company, as at the last day of any month ending within 60 days preceding the date as of which the determination is to be made, (ii) the fair value thereof, which shall be reasonably determined by the Board of Directors of the Company as of a date which is within 15 days of the date as of which the determination is to be made, or (iii) the Exercise Price in effect immediately prior to the determination of Market Price.

         1.6 "Person" means any natural person, sole proprietorship, general partnership, limited partnership, joint venture, trust, unincorporated organization, association, corporation, institution, private or governmental entity or party.

         1.7 "Warrant" means this Warrant and any warrants issued on or in substitution for this Warrant including warrants issued in exchange for this Warrant pursuant to Article 2.

         1.8 "Warrant Stock" means the shares of Common Stock or other securities acquired or to be acquired upon the exercise of this Warrant.

                                    Article 2

                          Grant and Exercise of Warrant

         2.1 Grant and Exercise. This Warrant is granted to the Holder pursuant to the terms of the Company's financial advisory service agreement with the Holder. This Warrant may be exercised by the Holder, at the Holder's election, at any time.

         2.2 Holder's Procedure. To exercise this Warrant and purchase the Warrant Stock, the Holder shall deliver to the Company at its principal office:

                  (a) a written notice, in substantially the form of the Subscription Notice appearing at the end of this Warrant, of the Holder's election to exercise this Warrant;

                  (b)      this Warrant; and

                  (c) a check payable to the Company in the amount of the Exercise Price per share of Warrant Stock.

         Notwithstanding anything to the contrary set forth herein, the Holder may at any time exercise this Warrant for "Net Warrant Shares." The number of Net Warrant Shares shall equal [WS x (MP - EP)/MP] where "WS" is the aggregate number of Shares issuable upon exercise of this Warrant or the portion being exercised, "MP" is the Market Price of the Common Stock and "EP" is the Exercise Price then in effect.

         2.3 Company's Procedure. The Company shall as promptly as practicable, and in any event within ten (10) days after receipt of the notice required under
Section 2.2, execute and deliver or cause to be executed and delivered one or more certificates representing the aggregate number of shares of Warrant Stock to which the Holder is entitled.

         2.4 Name and Effective Date. The stock certificate(s) so delivered shall be issued in the name of the Holder or such other name as shall be designated in the Subscription Notice specified in Section 2.2. Such certificate(s) shall be deemed to have been issued and the Holder or any other Person so designated to be named therein shall be deemed for all purposes to have become a holder of record of such shares as of the date the Company actually receives the notice specified in Section 2.2.

         2.5 Expenses. The Company shall pay all expenses, taxes, and other charges payable in connection with the preparation, issue, and delivery of such stock certificate(s), except that, in case such stock certificate(s) shall be registered in a name or names other than the name of the Holder of this Warrant, stock transfer taxes that are payable upon the issuance of such stock certificate(s) shall be paid by the Holder hereof.

         2.6 Legal Requirements. The Warrant Stock issued upon the exercise of this Warrant shall be validly issued, fully paid, and nonassessable.

         2.7 Registration. The Company will keep at its principal office a register that will provide for the registration and transfer of the Warrant.

         2.8 Expiration. This Warrant will expire on August 1, 2004, or the first business day thereafter if such date is not a business day, or such other date as may be established by mutual agreement of the parties hereto.

                                    Article 3

                                    Transfer

         3.1 Permitted Transfers. This Warrant shall be freely transferable, in whole or in part to any Affiliate of the Holder, subject to the limitations specified in Section 3.2. This Warrant shall not be transferable to any other Person except with the written consent of the Company, which consent shall not be unreasonably withheld, and subject to the limitations specified in Section 3.2.

         3.2. Securities Laws. Neither this Warrant nor the Warrant Stock shall be transferable unless:

         (a) either a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), is in effect covering this Warrant or the Warrant Stock, as the case may be, or the Company has received an opinion from the Company's counsel to the effect that such registration is not required, or the Holder has furnished to the Company an opinion of the Holder's counsel, which counsel shall be reasonably satisfactory to the Company, to the effect that such registration is not required; and

         (b) the transfer complies with any applicable state securities laws.

         In the event the Holder seeks an opinion as to transfer without registration from the Holder's counsel, the Company shall provide such factual information to the Holder's counsel as the Holder's counsel may reasonably request for the purpose of rendering such opinion and such counsel may rely on the accuracy and completeness of such information in rendering such opinion. Upon issuance at a time when the Common Stock is not publicly traded, the Warrant Stock will bear a legend describing the restrictions on transfer set forth in this Section 3.2.

         3.3 Procedure. (a) The Holder of this Warrant, or of any warrant substituted therefor pursuant to the provisions of this Section 3.3, may, subject to the limitations set forth in Section 3.1, in person or by duly authorized attorney, surrender the same for exchange at the principal office of the Company and, within a reasonable time thereafter and without expense (other than transfer taxes, if any), receive in exchange therefor one or more duly executed warrants each evidencing the right to receive one share of Common Stock or such other number of shares as may be designated by the Holder at the time of surrender.

         The Company and any agent of the Company may treat the Person in whose name a Warrant is registered as the owner of the Warrant for all purposes hereunder and neither the Company nor such agent shall be affected by notice to the contrary. The Company covenants and agrees to take and cause to be taken all action necessary to effect such registrations, transfers and exchanges.

         (b) The Holder may transfer the Warrant on the books of the Company by surrendering to the Company:

         (i)      the Warrant;

         (ii) a written assignment of the Warrant, in substantially the form of the Assignment appearing at the end of this Warrant, naming the assignee and duly executed by the Holder; and

         (iii) funds sufficient to pay any stock transfer taxes payable upon the making of such transfer.

         The Company shall thereupon execute and deliver a new Warrant in the name of the assignee specified in such instrument of assignment. Upon issuance of the new Warrant or Warrants, the Warrant surrendered for transfer shall be canceled by the Company.

         3.4 Expenses. The Company shall pay all expenses, taxes (other than transfer taxes), and other charges payable in connection with the preparation, issue and delivery of any new Warrant under this Article 3.

                                    Article 4

                                   Adjustments

         4.1 Stock Splits, Stock Dividends and Reverse Stock Splits. If at any time the Company shall subdivide (by reclassification, by the issuance of a Common Stock dividend on Common Stock, or otherwise) its outstanding shares of Common Stock into a greater number, the number of shares of Common Stock that may be purchased hereunder shall be increased proportionately and the Exercise Price per share of Warrant Stock shall be decreased proportionately as of the effective date of such action. The effective date of a stock dividend shall be the date on which the dividend is declared. Issuance of a Common Stock dividend shall be treated as a subdivision of the whole number of shares of Common Stock outstanding immediately before the record date for such dividend into a number of shares equal to such whole number of shares so outstanding plus the number of shares issued as a stock dividend. If at any time the Company shall combine (by reclassification or otherwise) its outstanding number of shares of Common Stock into a lesser number, the number of shares of Warrant Stock that may be purchased hereunder shall be reduced proportionately and the Exercise Price per share of Warrant Stock shall be increased proportionately as of the effective date of such action.

         4.2 Reorganization and Reclassification. In case of any capital reorganization or any reclassification of the capital stock of the Company while this Warrant remains outstanding, the Holder of this Warrant shall thereafter be entitled to purchase pursuant to this Warrant (in lieu of the kind and number of shares of Warrant Stock that the Holder would have been entitled to purchase or acquire immediately before such reorganization or reclassification) the kind and number of shares of stock of any class or classes or other securities or property for or into which such shares of Common Stock would have been exchanged, converted or reclassified if the Warrant Stock had been purchased immediately before such reorganization or reclassification at a total price not to exceed that payable upon the exercise of the unexercised portion of this Warrant. In case of any such reorganization or reclassification, appropriate provision (as determined by resolution of the Board of Directors of the Company) shall be made with respect to the rights and interests thereafter of the Holder of this Warrant, to the end that all the provisions of the Warrant (including adjustment provisions) shall thereafter be applicable, as nearly as reasonably practicable, in relation to such stock or other securities or property.

         4.3 Statement of Adjustment of Warrant Stock. Whenever the number or kind of shares comprising Warrant Stock or the Exercise Price is adjusted pursuant to this Article 4, the Company shall promptly give notice to the Holder, stating that such an adjustment has been effected and setting forth the number and kind of shares purchasable and the amount of the then-current Exercise Price, and stating in reasonable detail the facts requiring such adjustment and the calculation of such adjustment.

         4.6 No Other Adjustments. No adjustments in the number or kind or price of shares constituting Warrant Stock shall be made except as provided in this
Article 4.

                                    Article 5

                            Covenants of the Company

         The Company covenants and agrees that:

         5.1 Reservation of Shares. At all times, the Company will reserve and set apart and have, free from pre-emptive rights, a sufficient number of shares of authorized but unissued Common Stock or other securities, if applicable, to enable it at any time to fulfill all of its obligations hereunder.

         5.2 Adjustment of Par Value. Before taking any action that would cause an adjustment reducing the Exercise Price per share below the then-current par value of the shares of Warrant Stock issuable upon exercise of the Warrant, the Company will take any corporate action that may be necessary in order that the Company may validly and legally issue fully paid and nonassessable shares of such Warrant Stock at such adjusted price.

         5.3 Notice of  Significant  Events.  In case the Company  proposes  to:

                  (a) pay any dividend, payable in stock (of any class or classes) or in convertible securities, upon its Common Stock or to make any distribution (other than ordinary cash dividends) to the holders of its Common Stock;

                  (b) subdivide as a whole (by reclassification, by the issuance of a stock dividend on Common Stock, or otherwise) the number of shares of Common Stock then outstanding into a greater number of shares of Common Stock, with or without par value;

                  (c) effect any capital reorganization or reclassification of capital stock of the Company;

                  (d) consolidate with, or merge into, any other corporation or business or sell or convey its assets as an entirety or substantially as an entirety;

                  (e) effect the liquidation, dissolution, or winding up of the Company;

                  (f) make any other fundamental change in respect of which the Holder of this Warrant would have been entitled to vote, pursuant to the corporation law of the State of Nevada, if the Warrant had been previously exercised;

then the Company shall cause notice of any such intended action to be given to the Holder (i) not less than thirty (30) days before the date on which the transfer books of the Company shall close or a record be taken for such stock dividend or for determining rights to vote in respect of any fundamental change, including any capital reorganization, reclassification, consolidation, merger, transfer, liquidation, dissolution, winding up, or any other fundamental change, and (ii) not less than thirty (30) days before the effective date, in the case of any such capital reorganization, reclassification, consolidation, merger, transfer, liquidation, dissolution, winding up, or other fundamental change.

                                    Article 6

                             Limitation of Liability

         No provision of this Warrant shall be construed as conferring upon the Holder hereof the right to vote or to consent or to receive dividends or to receive notice as a stockholder in respect of meetings of stockholders for the election of members of the Board of Directors of the Company or any other matter whatsoever as stockholders of the Company. In the absence of affirmative action by the Holder to purchase shares of Common Stock, no provision hereof shall give rise to any liability of the Holder for the purchase price or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

                                    Article 7

                        Merger, Consolidation, or Change

         7.1 Continuation of Warrant. Except as provided in Section 7.2, in the event that the Company proposes to consolidate with, or merge into, any other corporation or business or to transfer its property as an entirety or substantially as an entirety, or to effect the liquidation, dissolution, or winding up of the Company, or to change the Common Stock in any manner (other than to change its par value), then after the Company causes notice of such proposed action to be given to the Holder of record as provided in Section 5.3, the Holder shall be entitled, on or before the effective date of such merger, consolidation, transfer, liquidation, dissolution, winding up, or change to require the Company or the successor or purchasing entity, as the case may be, to (a) execute with the Holder an agreement providing that the Holder shall have the right thereafter and throughout the remaining term of the Warrant upon payment of the Exercise Price per share of Warrant Stock in effect immediately prior to such action to purchase with respect to each share of Warrant Stock issuable upon exercise of this Warrant the kind and amount of shares of stock and other securities, property (including cash) or any combination thereof which the Holder would have owned or have been entitled to receive after the happening of such consolidation, merger, sale, conveyance, or change had this Warrant been exercised with respect to such share of Warrant Stock immediately prior to such action and (b) make effective provision in its Articles of Incorporation or otherwise, if necessary, in order to effect such agreement. Such agreement shall provide for adjustments which shall be as nearly equivalent as practicable to the adjustments in Article 4 of this Warrant. The provisions of this Section 7.1 shall similarly apply to successive consolidations, mergers, sales, conveyances or changes.

         7.2 Exception. Section 7.1 shall not apply to a consolidation or merger with a Person in which the Company is the surviving entity.

                                    Article 8

                               REGISTRATION RIGHTS

         8.1 Piggyback Registration Rights. If, at any time on or before the expiration of this Warrant, the Company proposes to file a registration statement for the public sale of any of its Common Stock under the Securities Act, other than a registration statement originally declared effective prior to the date hereof or a registration effected solely to implement an employee benefit plan or a transaction to which Rule 145 under the Securities Act is applicable or pursuant to which Common Stock is registered other than for sale to the public, the Company shall, not later than thirty (30) days prior to the initial filing of the registration statement, deliver notice of its intent to file such registration statement to the Holder, setting forth the minimum and maximum proposed offering price, commissions, and discounts in connection with the offering, and other relevant information. Within ten (10) days after receipt of notice of the Company's intent to file a registration statement, the Holder shall be entitled to request that the Warrant Stock be included in such registration statement. In the event the Warrant Stock is included in the registration statement, the Holder may transfer the Warrant to an underwriter or broker for exercise by such underwriter or broker in connection with a distribution of the Warrant Stock.

         8.2  Filing  Obligations  of  the  Company.   In  connection  with  any
registration of the Warrant Stock effected under Section 8.1, the Company shall:

         (a) prepare and file the registration statement and such amendments and supplements to the registration statement and the prospectus or offering circular used in connection therewith as may be necessary to keep the registration statement effective for a period of ninety (90) days and to comply with the provisions of the Securities Act and the rules and regulations thereunder with respect to the disposition of the Warrant Stock covered by the registration statement for the period required to effect the distribution thereof, but in no event shall the Company be required to do so for a period of more than ninety (90) days following the effective date of such registration statement;

         (b) furnish to the Holder such number of copies of any prospectus or offering circular, including a preliminary prospectus, and of a full registration statement and exhibits in conformity with the requirements of the Securities Act and rules and regulations thereunder, as the Holder may reasonably request in order to facilitate the disposition of such securities;

         (c) register or qualify the Warrant Stock covered by the registration statement, as the case may be, under the securities or blue sky laws of such jurisdictions as the Holder may reasonably request, and accomplish any and all other acts and things which may be necessary or advisable to permit sale in such jurisdictions of such Warrant Stock; provided, however, that the Company shall not be required to register as a dealer or to qualify as a foreign corporation in any such jurisdictions or to escrow any shares of its capital stock.

         8.3 Expenses. All expenses incurred by the Company in connection with any registration of the Warrant Stock effected under Section 8.1, including, without limitation, all registration and filing fees, fees and expenses of complying with state securities and blue sky laws, printing expenses, fees and expenses of the Company's counsel and accountants and fees and expenses of counsel for the Holder, shall be paid by the Company; provided, however, that all underwriting discounts and selling commission applicable to the Warrant Stock shall not be borne by the Company but shall be borne by the Holder.

         8.4      Indemnification.
                  ---------------

         (a) By the Company. In connection with the filing of any registration statement and sales of Warrant Stock thereunder, the Company shall indemnify and hold harmless the Holder of this Warrant, any underwriter, and each other Person, if any, who controls the Holder or the underwriter within the meaning of the Securities Act, against losses, claims, damages or liabilities, joint or several (or actions in respect thereto) ("Losses"), to which any such Holder, underwriter, or controlling Person may become subject under the Securities Act or otherwise, insofar as such Losses arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which the Warrant Stock was registered under the Securities Act, any preliminary prospectus, offering circular or final prospectus contained therein, or any amendment or supplement thereto, or any report filed with the Securities and Exchange Commission (the "Disclosure Documents"), or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse any such Holder, underwriter, or controlling Person for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claims, excluding any amounts paid in settlement of litigation, commenced or threatened, if such settlement is effected without the prior written consent of the Company; provided, however, that the Company shall not be liable in any such case to the extent that any such Losses arise out of or omission or alleged omission made in such Disclosure Documents in reliance upon and in conformity with information furnished to the Company in writing by or on behalf of the Holder of this Warrant for use specifically in connection with the preparation of such Disclosure Document.

         (b) By the Holder. In connection with the filing of any registration statement and sales of the Warrant Stock thereunder, the Holder shall indemnify the Company, any underwriter, each of the Company's directors, each of its officers who signed such registration statement, and each other Person, if any, who controls the Company or the underwriter within the meaning of the Securities Act, against any Losses to which the Company, any of its directors, officers, or controlling Persons may become subject under the Securities Act or otherwise, insofar as such Losses arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any of the Disclosure Documents or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company, the underwriters, and any of their respective directors, officers, or controlling Persons for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claims, excluding any amounts paid in settlement of litigation, commenced or threatened, if such settlement is effected without the prior written consent of the Holder; provided, however, that such indemnification or reimbursement shall be payable in any such case only to the extent that such statement or alleged statement or omission or alleged omission is made in reliance on information furnished to the Company in writing by or on behalf of the Holder for use specifically in connection with the preparation of such Disclosure Document.

         8.5 Discharge of Registration Obligations. In the event the Holder demands that the Warrant Stock be registered pursuant to Section 8.1 herein, the Company shall have the right to discharge the registration obligations set forth in Section 8.1 by repurchasing all or any part of the Warrant or Warrant Stock, as designated by the Holder, for cash at the Market Price determined as of the date the Holder demands registration or the date the Company delivers notice of its election to repurchase, whichever is higher. The Company must deliver written notice to the Holder of its election to repurchase the Warrant within thirty (30) days after receipt of a request by the Holder for registration. The Company shall deliver the purchase price to the Holder upon delivery of the Warrant or Warrant Stock. In the event the Company does not deliver cash to the Holder as required under this Section 8.5, the Company's right to repurchase under this Section 8.5 shall be terminated.

                                    ARTICLE 9

                                  Miscellaneous

         9.1 Governing Law. The rights of the parties arising under this Warrant shall be construed and enforced under the laws of the State of Nevada without giving effect to any choice of law or conflict of law rules.

         9.2 Notices. Any notice or other communication required or permitted to be given or delivered pursuant to this Warrant shall be in writing and shall be deemed effective as of the date of receipt if delivered personally, by facsimile transmission (if receipt is confirmed by the facsimile operator of the recipient), by overnight courier service or by registered or certified mail (return receipt requested), postage prepaid, to the parties at the following addresses (or at such other address in the United States of America for a party as shall be specified by like notice; provided that notices of change of address be effective only upon receipt thereof):

                  (i)      to the Holder as follows:

                           [Holder]



                  (ii)     to the Company as follows:

                           Abraxas Petroleum Corporation
                           500 N. Loop 1604 East, Suite 100
                           San Antonio, Texas 78232

         9.3 Severability. If any provision of this Warrant shall be held invalid, such invalidity shall not affect any other provision of this Warrant that can be given effect without the invalid provision, and to this end, the provisions hereof are separable.

         9.4 Headings. The headings in this Warrant are for reference purposes only and shall not affect in any way the meaning of interpretation of this Warrant.

         9.5 Internal References. References to an "article," "section" or a "subsection" when used without further attribution shall refer to the particular articles, sections or subsections of this Warrant.

         9.6 Amendment. This Warrant cannot be amended or modified except by a written agreement executed by the Company and the Holder.

         9.7 Assignment. This Warrant shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns except that no party may assign or transfer its rights or obligations under this Warrant except to the extent explicitly permitted herein.

         9.8 Entire Agreement. This Warrant, together with its attachments, contains the entire understanding among the parties hereto with respect to the subject matter hereof and supersedes all prior and contemporaneous agreements and understandings, inducements or conditions, express or implied, oral or written, except as herein contained.

         IN WITNESS WHEREOF, the Company has caused this Warrant to be signed in its name by its Chairman of the Board, President and Chief Executive Officer thereunto duly authorized.

Dated:  September __, 2000


                                   ABRAXAS PETROLEUM CORPORATION


                                   By:
                                  ---------------------------------------------
                                   Robert L. G. Watson, Chairman of the Board,
                                   President and Chief Executive Officer

                               SUBSCRIPTION NOTICE

         The undersigned, the Holder of a Common Stock Purchase Warrant issued by Abraxas Petroleum Corporation, a Nevada corporation (the "Company"), dated as of ______________, 2000, hereby elects to purchase thereunder _______ shares of Common Stock, par value $.01 per share, of the Company covered by such Warrant and herewith makes payment in full therefor of ________________________ and requests that the certificate(s) for such shares (and any securities or the property issuable upon such exercise) be issued in the name of and delivered to _________________ whose address is
_______________________________________________.

         The undersigned hereby agrees to pay any transfer taxes on the transfer of all or any portion of the Warrant or Common Stock requested herein.

         The undersigned agrees that, in the absence of an effective registration statement with respect to Common Stock issued upon this exercise, the undersigned is acquiring such Common Stock for investment and not with a view to distribution thereof and the certificate or certificates representing such Common Stock may bear a legend substantially as follows: "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, and may not be transferred except as provided in
Article 3 of the Warrant to purchase Common Stock of Abraxas Petroleum Corporation, a copy of which is on file at the principal office of Abraxas Petroleum Corporation"


                                  ______________________________________
                                           Signature guaranteed:


Dated:_____________________________________

                                   ASSIGNMENT

         FOR VALUED RECEIVED, the undersigned hereby sells, assigns and transfers unto ________________________ the rights represented by the foregoing Common Stock Purchase Warrant of Abraxas Petroleum Corporation, and appoints __________________ its attorney to transfer said rights on the books of said corporation, with full power of substitution in the premises.


                                      ______________________________________
                                               Signature guaranteed:


Dated:______________________________________

                                                                Exhibit 10.18

 THIS  WARRANT  AND THE  SECURITIES  PURCHASABLE  UPON  EXERCISE OF THIS
WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND MAY NOT BE SOLD, ASSIGNED OR OTHERWISE TRANSFERRED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT COVERING SUCH SECURITIES OR THE COMPANY RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SECURITIES (REASONABLY SATISFACTORY TO THE COMPANY AND ITS COUNSEL), OR AN OPINION OF THE COMPANY'S COUNSEL, STATING THAT SUCH SALE, ASSIGNMENT OR TRANSFER IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS.

                          ABRAXAS PETROLEUM CORPORATION

                          COMMON STOCK PURCHASE WARRANT

         FOR VALUE RECEIVED, [Holder], or its transferees or assigns (the "Holder"), is entitled to purchase, from ABRAXAS PETROLEUM CORPORATION, a Nevada corporation (the "Company"), subject to the provisions hereof, 90,000 fully paid, validly issued and non-assessable shares ("Shares") of common stock, par value $.01 per share ("Common Stock"), of the Company at an exercise price ("Exercise Price") of $3.50 per Share, subject to adjustment as provided below. The right to purchase Shares under this Warrant is exercisable, in whole or in part, as more specifically set forth below.

                                    Article 1

                                   Definitions

         For all purposes of this Warrant, unless the context otherwise requires, the following terms have the following meanings:

         1.1 "Affiliate" means, with respect to any Person, any other Person that directly or indirectly through one or more intermediaries, controls or is controlled by or is under common control with the Person specified.

         1.2 "Common Stock" means the Company's authorized common stock, par value $.01 per share.

         1.3 "Company" means Abraxas Petroleum Corporation, a corporation organized and existing under the laws of the State of Nevada, and any successor corporation.

         1.4 "Exercise Price" means, with respect to Shares of Warrant Stock, $3.50 per Share.

         1.5 "Market Price" shall mean the average of the daily market prices of Common Stock over a period of 20 consecutive business days prior to the day as of which "Market Price" is being determined. The Market Price for each such business day shall be the average of the closing prices on such day of the Common Stock on all domestic exchanges on which the Common Stock is then listed, or, if there shall have been no sales on any such exchange on such day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if the Common Stock shall not be so listed, the average of the representative bid and asked prices quoted in the NASDAQ National Market as of 3:30 p.m., New York time, on such day, or if the Common Stock shall not be quoted in the NASDAQ National Market, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as successor organization. If the Common Stock is listed on any domestic exchange the term "business days" as used in this sentence shall mean business days on which such exchange is open for trading. If at any time the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ National Market or the domestic over-the-counter market, the "Market Price" shall be deemed to be the highest of
(i) the book value thereof, as determined by any firm of independent public accountants of recognized standing selected by the Board of Directors of the Company, as at the last day of any month ending within 60 days preceding the date as of which the determination is to be made, (ii) the fair value thereof, which shall be reasonably determined by the Board of Directors of the Company as of a date which is within 15 days of the date as of which the determination is to be made, or (iii) the Exercise Price in effect immediately prior to the determination of Market Price.

         1.6 "Person" means any natural person, sole proprietorship, general partnership, limited partnership, joint venture, trust, unincorporated organization, association, corporation, institution, private or governmental entity or party.

         1.7 "Warrant" means this Warrant and any warrants issued on or in substitution for this Warrant including warrants issued in exchange for this Warrant pursuant to Article 2.

         1.8 "Warrant Stock" means the shares of Common Stock or other securities acquired or to be acquired upon the exercise of this Warrant.

                                    Article 2

                          Grant and Exercise of Warrant

         2.1 Grant and Exercise. This Warrant is granted to the Holder pursuant to the terms of the Company's financial advisory service agreement with the Holder. This Warrant may be exercised by the Holder, at the Holder's election, at any time.

         2.2 Holder's Procedure. To exercise this Warrant and purchase the Warrant Stock, the Holder shall deliver to the Company at its principal office:

                  (a) a written notice, in substantially the form of the Subscription Notice appearing at the end of this Warrant, of the Holder's election to exercise this Warrant;

                  (b)      this Warrant; and

                  (c) a check payable to the Company in the amount of the Exercise Price per share of Warrant Stock.

         Notwithstanding anything to the contrary set forth herein, the Holder may at any time exercise this Warrant for "Net Warrant Shares." The number of Net Warrant Shares shall equal [WS x (MP - EP)/MP] where "WS" is the aggregate number of Shares issuable upon exercise of this Warrant or the portion being exercised, "MP" is the Market Price of the Common Stock and "EP" is the Exercise Price then in effect.

         2.3 Company's Procedure. The Company shall as promptly as practicable, and in any event within ten (10) days after receipt of the notice required under
Section 2.2, execute and deliver or cause to be executed and delivered one or more certificates representing the aggregate number of shares of Warrant Stock to which the Holder is entitled.

         2.4 Name and Effective Date. The stock certificate(s) so delivered shall be issued in the name of the Holder or such other name as shall be designated in the Subscription Notice specified in Section 2.2. Such certificate(s) shall be deemed to have been issued and the Holder or any other Person so designated to be named therein shall be deemed for all purposes to have become a holder of record of such shares as of the date the Company actually receives the notice specified in Section 2.2.

         2.5 Expenses. The Company shall pay all expenses, taxes, and other charges payable in connection with the preparation, issue, and delivery of such stock certificate(s), except that, in case such stock certificate(s) shall be registered in a name or names other than the name of the Holder of this Warrant, stock transfer taxes that are payable upon the issuance of such stock certificate(s) shall be paid by the Holder hereof.

         2.6 Legal Requirements. The Warrant Stock issued upon the exercise of this Warrant shall be validly issued, fully paid, and nonassessable.

         2.7 Registration. The Company will keep at its principal office a register that will provide for the registration and transfer of the Warrant.

         2.8 Expiration. This Warrant will expire on August 1, 2004, or the first business day thereafter if such date is not a business day, or such other date as may be established by mutual agreement of the parties hereto.

                                    Article 3

                                    Transfer

         3.1 Permitted Transfers. This Warrant shall be freely transferable, in whole or in part to any Affiliate of the Holder, subject to the limitations specified in Section 3.2. This Warrant shall not be transferable to any other Person except with the written consent of the Company, which consent shall not be unreasonably withheld, and subject to the limitations specified in Section 3.2.

         3.2. Securities Laws. Neither this Warrant nor the Warrant Stock shall be transferable unless:

         (a) either a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), is in effect covering this Warrant or the Warrant Stock, as the case may be, or the Company has received an opinion from the Company's counsel to the effect that such registration is not required, or the Holder has furnished to the Company an opinion of the Holder's counsel, which counsel shall be reasonably satisfactory to the Company, to the effect that such registration is not required; and

         (b) the transfer complies with any applicable state securities laws.

         In the event the Holder seeks an opinion as to transfer without registration from the Holder's counsel, the Company shall provide such factual information to the Holder's counsel as the Holder's counsel may reasonably request for the purpose of rendering such opinion and such counsel may rely on the accuracy and completeness of such information in rendering such opinion. Upon issuance at a time when the Common Stock is not publicly traded, the Warrant Stock will bear a legend describing the restrictions on transfer set forth in this Section 3.2.

         3.3 Procedure. (a) The Holder of this Warrant, or of any warrant substituted therefor pursuant to the provisions of this Section 3.3, may, subject to the limitations set forth in Section 3.1, in person or by duly authorized attorney, surrender the same for exchange at the principal office of the Company and, within a reasonable time thereafter and without expense (other than transfer taxes, if any), receive in exchange therefor one or more duly executed warrants each evidencing the right to receive one share of Common Stock or such other number of shares as may be designated by the Holder at the time of surrender.

         The Company and any agent of the Company may treat the Person in whose name a Warrant is registered as the owner of the Warrant for all purposes hereunder and neither the Company nor such agent shall be affected by notice to the contrary. The Company covenants and agrees to take and cause to be taken all action necessary to effect such registrations, transfers and exchanges.

         (b) The Holder may transfer the Warrant on the books of the Company by surrendering to the Company:

         (i)      the Warrant;

         (ii) a written assignment of the Warrant, in substantially the form of the Assignment appearing at the end of this Warrant, naming the assignee and duly executed by the Holder; and

         (iii) funds sufficient to pay any stock transfer taxes payable upon the making of such transfer.

         The Company shall thereupon execute and deliver a new Warrant in the name of the assignee specified in such instrument of assignment. Upon issuance of the new Warrant or Warrants, the Warrant surrendered for transfer shall be canceled by the Company.

         3.4 Expenses. The Company shall pay all expenses, taxes (other than transfer taxes), and other charges payable in connection with the preparation, issue and delivery of any new Warrant under this Article 3.

                                    Article 4

                                   Adjustments

         4.1 Stock Splits, Stock Dividends and Reverse Stock Splits. If at any time the Company shall subdivide (by reclassification, by the issuance of a Common Stock dividend on Common Stock, or otherwise) its outstanding shares of Common Stock into a greater number, the number of shares of Common Stock that may be purchased hereunder shall be increased proportionately and the Exercise Price per share of Warrant Stock shall be decreased proportionately as of the effective date of such action. The effective date of a stock dividend shall be the date on which the dividend is declared. Issuance of a Common Stock dividend shall be treated as a subdivision of the whole number of shares of Common Stock outstanding immediately before the record date for such dividend into a number of shares equal to such whole number of shares so outstanding plus the number of shares issued as a stock dividend. If at any time the Company shall combine (by reclassification or otherwise) its outstanding number of shares of Common Stock into a lesser number, the number of shares of Warrant Stock that may be purchased hereunder shall be reduced proportionately and the Exercise Price per share of Warrant Stock shall be increased proportionately as of the effective date of such action.

         4.2 Reorganization and Reclassification. In case of any capital reorganization or any reclassification of the capital stock of the Company while this Warrant remains outstanding, the Holder of this Warrant shall thereafter be entitled to purchase pursuant to this Warrant (in lieu of the kind and number of shares of Warrant Stock that the Holder would have been entitled to purchase or acquire immediately before such reorganization or reclassification) the kind and number of shares of stock of any class or classes or other securities or property for or into which such shares of Common Stock would have been exchanged, converted or reclassified if the Warrant Stock had been purchased immediately before such reorganization or reclassification at a total price not to exceed that payable upon the exercise of the unexercised portion of this Warrant. In case of any such reorganization or reclassification, appropriate provision (as determined by resolution of the Board of Directors of the Company) shall be made with respect to the rights and interests thereafter of the Holder of this Warrant, to the end that all the provisions of the Warrant (including adjustment provisions) shall thereafter be applicable, as nearly as reasonably practicable, in relation to such stock or other securities or property.

         4.3 Statement of Adjustment of Warrant Stock. Whenever the number or kind of shares comprising Warrant Stock or the Exercise Price is adjusted pursuant to this Article 4, the Company shall promptly give notice to the Holder, stating that such an adjustment has been effected and setting forth the number and kind of shares purchasable and the amount of the then-current Exercise Price, and stating in reasonable detail the facts requiring such adjustment and the calculation of such adjustment.

         4.6 No Other Adjustments. No adjustments in the number or kind or price of shares constituting Warrant Stock shall be made except as provided in this
Article 4.

                                    Article 5

                            Covenants of the Company

         The Company covenants and agrees that:

         5.1 Reservation of Shares. At all times, the Company will reserve and set apart and have, free from pre-emptive rights, a sufficient number of shares of authorized but unissued Common Stock or other securities, if applicable, to enable it at any time to fulfill all of its obligations hereunder.

         5.2 Adjustment of Par Value. Before taking any action that would cause an adjustment reducing the Exercise Price per share below the then-current par value of the shares of Warrant Stock issuable upon exercise of the Warrant, the Company will take any corporate action that may be necessary in order that the Company may validly and legally issue fully paid and nonassessable shares of such Warrant Stock at such adjusted price.

         5.3 Notice of  Significant  Events.  In case the Company  proposes  to:

                  (a) pay any dividend, payable in stock (of any class or classes) or in convertible securities, upon its Common Stock or to make any distribution (other than ordinary cash dividends) to the holders of its Common Stock;

                  (b) subdivide as a whole (by reclassification, by the issuance of a stock dividend on Common Stock, or otherwise) the number of shares of Common Stock then outstanding into a greater number of shares of Common Stock, with or without par value;

                  (c) effect any capital reorganization or reclassification of capital stock of the Company;

                  (d) consolidate with, or merge into, any other corporation or business or sell or convey its assets as an entirety or substantially as an entirety;

                  (e) effect the liquidation, dissolution, or winding up of the Company;

                  (f) make any other fundamental change in respect of which the Holder of this Warrant would have been entitled to vote, pursuant to the corporation law of the State of Nevada, if the Warrant had been previously exercised;

then the Company shall cause notice of any such intended action to be given to the Holder (i) not less than thirty (30) days before the date on which the transfer books of the Company shall close or a record be taken for such stock dividend or for determining rights to vote in respect of any fundamental change, including any capital reorganization, reclassification, consolidation, merger, transfer, liquidation, dissolution, winding up, or any other fundamental change, and (ii) not less than thirty (30) days before the effective date, in the case of any such capital reorganization, reclassification, consolidation, merger, transfer, liquidation, dissolution, winding up, or other fundamental change.

                                    Article 6

                             Limitation of Liability

         No provision of this Warrant shall be construed as conferring upon the Holder hereof the right to vote or to consent or to receive dividends or to receive notice as a stockholder in respect of meetings of stockholders for the election of members of the Board of Directors of the Company or any other matter whatsoever as stockholders of the Company. In the absence of affirmative action by the Holder to purchase shares of Common Stock, no provision hereof shall give rise to any liability of the Holder for the purchase price or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

                                    Article 7

                        Merger, Consolidation, or Change

         7.1 Continuation of Warrant. Except as provided in Section 7.2, in the event that the Company proposes to consolidate with, or merge into, any other corporation or business or to transfer its property as an entirety or substantially as an entirety, or to effect the liquidation, dissolution, or winding up of the Company, or to change the Common Stock in any manner (other than to change its par value), then after the Company causes notice of such proposed action to be given to the Holder of record as provided in Section 5.3, the Holder shall be entitled, on or before the effective date of such merger, consolidation, transfer, liquidation, dissolution, winding up, or change to require the Company or the successor or purchasing entity, as the case may be, to (a) execute with the Holder an agreement providing that the Holder shall have the right thereafter and throughout the remaining term of the Warrant upon payment of the Exercise Price per share of Warrant Stock in effect immediately prior to such action to purchase with respect to each share of Warrant Stock issuable upon exercise of this Warrant the kind and amount of shares of stock and other securities, property (including cash) or any combination thereof which the Holder would have owned or have been entitled to receive after the happening of such consolidation, merger, sale, conveyance, or change had this Warrant been exercised with respect to such share of Warrant Stock immediately prior to such action and (b) make effective provision in its Articles of Incorporation or otherwise, if necessary, in order to effect such agreement. Such agreement shall provide for adjustments which shall be as nearly equivalent as practicable to the adjustments in Article 4 of this Warrant. The provisions of this Section 7.1 shall similarly apply to successive consolidations, mergers, sales, conveyances or changes.

         7.2 Exception. Section 7.1 shall not apply to a consolidation or merger with a Person in which the Company is the surviving entity.

                                    Article 8

                               REGISTRATION RIGHTS

         8.1 Piggyback Registration Rights. If, at any time on or before the expiration of this Warrant, the Company proposes to file a registration statement for the public sale of any of its Common Stock under the Securities Act, other than a registration statement originally declared effective prior to the date hereof or a registration effected solely to implement an employee benefit plan or a transaction to which Rule 145 under the Securities Act is applicable or pursuant to which Common Stock is registered other than for sale to the public, the Company shall, not later than thirty (30) days prior to the initial filing of the registration statement, deliver notice of its intent to file such registration statement to the Holder, setting forth the minimum and maximum proposed offering price, commissions, and discounts in connection with the offering, and other relevant information. Within ten (10) days after receipt of notice of the Company's intent to file a registration statement, the Holder shall be entitled to request that the Warrant Stock be included in such registration statement. In the event the Warrant Stock is included in the registration statement, the Holder may transfer the Warrant to an underwriter or broker for exercise by such underwriter or broker in connection with a distribution of the Warrant Stock.

         8.2  Filing  Obligations  of  the  Company.   In  connection  with  any
registration of the Warrant Stock effected under Section 8.1, the Company shall:

         (a) prepare and file the registration statement and such amendments and supplements to the registration statement and the prospectus or offering circular used in connection therewith as may be necessary to keep the registration statement effective for a period of ninety (90) days and to comply with the provisions of the Securities Act and the rules and regulations thereunder with respect to the disposition of the Warrant Stock covered by the registration statement for the period required to effect the distribution thereof, but in no event shall the Company be required to do so for a period of more than ninety (90) days following the effective date of such registration statement;

         (b) furnish to the Holder such number of copies of any prospectus or offering circular, including a preliminary prospectus, and of a full registration statement and exhibits in conformity with the requirements of the Securities Act and rules and regulations thereunder, as the Holder may reasonably request in order to facilitate the disposition of such securities;

         (c) register or qualify the Warrant Stock covered by the registration statement, as the case may be, under the securities or blue sky laws of such jurisdictions as the Holder may reasonably request, and accomplish any and all other acts and things which may be necessary or advisable to permit sale in such jurisdictions of such Warrant Stock; provided, however, that the Company shall not be required to register as a dealer or to qualify as a foreign corporation in any such jurisdictions or to escrow any shares of its capital stock.

         8.3 Expenses. All expenses incurred by the Company in connection with any registration of the Warrant Stock effected under Section 8.1, including, without limitation, all registration and filing fees, fees and expenses of complying with state securities and blue sky laws, printing expenses, fees and expenses of the Company's counsel and accountants and fees and expenses of counsel for the Holder, shall be paid by the Company; provided, however, that all underwriting discounts and selling commission applicable to the Warrant Stock shall not be borne by the Company but shall be borne by the Holder.

         8.4      Indemnification.
                  ---------------

         (a) By the Company. In connection with the filing of any registration statement and sales of Warrant Stock thereunder, the Company shall indemnify and hold harmless the Holder of this Warrant, any underwriter, and each other Person, if any, who controls the Holder or the underwriter within the meaning of the Securities Act, against losses, claims, damages or liabilities, joint or several (or actions in respect thereto) ("Losses"), to which any such Holder, underwriter, or controlling Person may become subject under the Securities Act or otherwise, insofar as such Losses arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which the Warrant Stock was registered under the Securities Act, any preliminary prospectus, offering circular or final prospectus contained therein, or any amendment or supplement thereto, or any report filed with the Securities and Exchange Commission (the "Disclosure Documents"), or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse any such Holder, underwriter, or controlling Person for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claims, excluding any amounts paid in settlement of litigation, commenced or threatened, if such settlement is effected without the prior written consent of the Company; provided, however, that the Company shall not be liable in any such case to the extent that any such Losses arise out of or omission or alleged omission made in such Disclosure Documents in reliance upon and in conformity with information furnished to the Company in writing by or on behalf of the Holder of this Warrant for use specifically in connection with the preparation of such Disclosure Document.

         (b) By the Holder. In connection with the filing of any registration statement and sales of the Warrant Stock thereunder, the Holder shall indemnify the Company, any underwriter, each of the Company's directors, each of its officers who signed such registration statement, and each other Person, if any, who controls the Company or the underwriter within the meaning of the Securities Act, against any Losses to which the Company, any of its directors, officers, or controlling Persons may become subject under the Securities Act or otherwise, insofar as such Losses arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any of the Disclosure Documents or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company, the underwriters, and any of their respective directors, officers, or controlling Persons for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claims, excluding any amounts paid in settlement of litigation, commenced or threatened, if such settlement is effected without the prior written consent of the Holder; provided, however, that such indemnification or reimbursement shall be payable in any such case only to the extent that such statement or alleged statement or omission or alleged omission is made in reliance on information furnished to the Company in writing by or on behalf of the Holder for use specifically in connection with the preparation of such Disclosure Document.

         8.5 Discharge of Registration Obligations. In the event the Holder demands that the Warrant Stock be registered pursuant to Section 8.1 herein, the Company shall have the right to discharge the registration obligations set forth in Section 8.1 by repurchasing all or any part of the Warrant or Warrant Stock, as designated by the Holder, for cash at the Market Price determined as of the date the Holder demands registration or the date the Company delivers notice of its election to repurchase, whichever is higher. The Company must deliver written notice to the Holder of its election to repurchase the Warrant within thirty (30) days after receipt of a request by the Holder for registration. The Company shall deliver the purchase price to the Holder upon delivery of the Warrant or Warrant Stock. In the event the Company does not deliver cash to the Holder as required under this Section 8.5, the Company's right to repurchase under this Section 8.5 shall be terminated.

                                    ARTICLE 9

                                  Miscellaneous

         9.1 Governing Law. The rights of the parties arising under this Warrant shall be construed and enforced under the laws of the State of Nevada without giving effect to any choice of law or conflict of law rules.

         9.2 Notices. Any notice or other communication required or permitted to be given or delivered pursuant to this Warrant shall be in writing and shall be deemed effective as of the date of receipt if delivered personally, by facsimile transmission (if receipt is confirmed by the facsimile operator of the recipient), by overnight courier service or by registered or certified mail (return receipt requested), postage prepaid, to the parties at the following addresses (or at such other address in the United States of America for a party as shall be specified by like notice; provided that notices of change of address be effective only upon receipt thereof):

                  (i)      to the Holder as follows:

                           [Holder]



                  (ii)     to the Company as follows:

                           Abraxas Petroleum Corporation
                           500 N. Loop 1604 East, Suite 100
                           San Antonio, Texas 78232

         9.3 Severability. If any provision of this Warrant shall be held invalid, such invalidity shall not affect any other provision of this Warrant that can be given effect without the invalid provision, and to this end, the provisions hereof are separable.

         9.4 Headings. The headings in this Warrant are for reference purposes only and shall not affect in any way the meaning of interpretation of this Warrant.

         9.5 Internal References. References to an "article," "section" or a "subsection" when used without further attribution shall refer to the particular articles, sections or subsections of this Warrant.

         9.6 Amendment. This Warrant cannot be amended or modified except by a written agreement executed by the Company and the Holder.

         9.7 Assignment. This Warrant shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns except that no party may assign or transfer its rights or obligations under this Warrant except to the extent explicitly permitted herein.

         9.8 Entire Agreement. This Warrant, together with its attachments, contains the entire understanding among the parties hereto with respect to the subject matter hereof and supersedes all prior and contemporaneous agreements and understandings, inducements or conditions, express or implied, oral or written, except as herein contained.

         IN WITNESS WHEREOF, the Company has caused this Warrant to be signed in its name by its Chairman of the Board, President and Chief Executive Officer thereunto duly authorized.

Dated:  September __, 2000


                                   ABRAXAS PETROLEUM CORPORATION


                                   By:
                                  ---------------------------------------------
                                   Robert L. G. Watson, Chairman of the Board,
                                   President and Chief Executive Officer

                               SUBSCRIPTION NOTICE

         The undersigned, the Holder of a Common Stock Purchase Warrant issued by Abraxas Petroleum Corporation, a Nevada corporation (the "Company"), dated as of ______________, 2000, hereby elects to purchase thereunder _______ shares of Common Stock, par value $.01 per share, of the Company covered by such Warrant and herewith makes payment in full therefor of ________________________ and requests that the certificate(s) for such shares (and any securities or the property issuable upon such exercise) be issued in the name of and delivered to _________________ whose address is
_______________________________________________.

         The undersigned hereby agrees to pay any transfer taxes on the transfer of all or any portion of the Warrant or Common Stock requested herein.

         The undersigned agrees that, in the absence of an effective registration statement with respect to Common Stock issued upon this exercise, the undersigned is acquiring such Common Stock for investment and not with a view to distribution thereof and the certificate or certificates representing such Common Stock may bear a legend substantially as follows: "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, and may not be transferred except as provided in
Article 3 of the Warrant to purchase Common Stock of Abraxas Petroleum Corporation, a copy of which is on file at the principal office of Abraxas Petroleum Corporation"


                                  ______________________________________
                                           Signature guaranteed:


Dated:_____________________________________

                                   ASSIGNMENT

         FOR VALUED RECEIVED, the undersigned hereby sells, assigns and transfers unto ________________________ the rights represented by the foregoing Common Stock Purchase Warrant of Abraxas Petroleum Corporation, and appoints __________________ its attorney to transfer said rights on the books of said corporation, with full power of substitution in the premises.


                                      ______________________________________
                                               Signature guaranteed:


Dated:______________________________________

                                                                    Exhibit 23.1

 Independent Auditors Consent

     We consent to the incorporation by reference in the Registration Statements No. 33-48932, 33-48934, 33-72268, 33-81416, 33-81418, 333-17375, and 333-17377
of Abraxas Petroleum Corporation on Form S-8 of our report dated March 22, 2001, appearing in this Annual Report on Form 10-K of Abraxas Petroleum Corporation for the year ended December 31, 2000.


/s/ Deloitte & Touche LLP

San Antonio, Texas
April 2, 2001

                                                                  Exhibit 23.2

                         Consent of Independent Auditors



     We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-48932) pertaining to Abraxas Petroleum Corporation 1984 Non-Qualified Stock Option Plan; (Form S-8 No. 33-48934) pertaining to Abraxas Petroleum Corporation 1984 Incentive Stock Option Plan; (Form S-8 No. 33-72268) pertaining to the Abraxas Petroleum Corporation 1993 Key Contribution Stock Option Plan; (Form S-8 No. 33-81416) pertaining to the Abraxas Petroleum Corporation Restricted Share Plan for Directors; (Form S-8 No. 33-81418) pertaining to Abraxas Petroleum Corporation 1994 Long Term Incentive Plan; (Form S-8 No. 333-17375) pertaining to the Abraxas Petroleum Corporation Director Stock Option Plan; and (Form S-8 No. 333-17377) pertaining to the Abraxas Petroleum Corporation 401 (K) Profit Sharing Plan of our report dated March 17, 2000, except for Notes 2 and 18, as to which the date is March 31, 2000 with respect to the consolidated financial statements of Abraxas Petroleum Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2000.

                                                  Ernst & Young LLP



San Antonio, Texas
March 30, 2001

                                                                    Exhibit 23.2

                       Consent of DeGolyer and MacNaughton



     We hereby consent to the incorporation in your Annual Report on Form 10-K of the references to DeGolyer and MacNaughton in the "Reserves Information" section on page 21 and to the use by reference of information contained in our Appraisal Report as of December 31, 2000 on Certain Interests owned by Abraxas Petroleum Corporation provided, however, that since the crude oil, condensate, natural gas reserves estimates, as of December 31, 2000, set forth in this Report have been combined with reserve estimates of other petroleum consultants, we are necessarily unable to verify the accuracy of the reserves values contained in the aforementioned Annual Report.


                                                DeGolyer and MacNaughton


Dallas, Texas
March 28, 2001

                                                                    Exhibit 23.3

              Consent of McDaniel and Associates Consultants LTD.


We consent to the incorporation in your Annual Report on Form 10-K of the references to McDaniel and Associates Consultants Ltd. in the "Reserves Information" section and to the use by reference of information contained in our Evaluation Report "Canadian Abraxas Petroleum Ltd., Evaluation of Oil & Gas Reserves, As of January 1, 2001", dated March 30, 2001.


McDaniel & Associates Consultants LTD

Calgary, Alberta
March 30, 2001

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Abraxas Petroleum Corporation and Subsidiaries

Independent Auditors' Report for the year ended December 31, 2000...........F-2
Independent Auditors' Report for the years ended
  December 31, 1999 and 1998................................................F-3
Consolidated Balance Sheets at December 31, 1999 and 2000 ..................F-4
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000 .........................................F-6
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1998, 1999 and 2000 .....................F-7
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998,1999 and 2000 ..........................................F-9
Notes to Consolidated Financial Statements .. ..............................F-11

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Abraxas Petroleum Corporation


We have audited the accompanying consolidated balance sheet of Abraxas Petroleum Corporation and Subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





/s/DELOITTE & TOUCHE LLP
San Antonio, Texas
March 22, 2001

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Abraxas Petroleum Corporation

         We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abraxas Petroleum Corporation and Subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                              ERNST & YOUNG LLP

San Antonio, Texas March 17, 2000, except for Notes 2 and 18 as to which the date is March 31,2000

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                December 31
                                                                   --------------------------------------
                                                                         1999                2000
                                                                   ------------------ -------------------
                                                                              (In thousands)
Current assets:
   Cash ...................................................           $       3,799      $       2,004
   Accounts receivable, less allowance for doubtful
     accounts:
       Joint owners .......................................                   5,140              3,771
       Oil and gas production sales .......................                   7,955             16,106
       Other ..............................................                   1,257                841
                                                                   ------------------ -------------------
                                                                             14,352             20,718
   Equipment inventory ....................................                     447              1,411
   Other current assets ...................................                     431                179
                                                                   ------------------ -------------------
     Total current assets .................................                  19,029             24,312

Property and equipment:
     Oil and gas properties, full cost method of accounting:
       Proved .............................................                 433,596            481,802
       Unproved, not subject to amortization ..............                  17,057             12,831
     Other property and equipment .........................                  63,700             63,720
                                                                   ------------------ -------------------
           Total ..........................................                 514,353            558,353
         Less accumulated depreciation, depletion, and
         amortization .....................................                 219,687            253,569
                                                                   ------------------ -------------------
       Total property and equipment - net .................                 294,666            304,784

Deferred financing fees, net of accumulated amortization
   of $4,826 and $6,917 at December 31, 1999 and 2000,
   respectively ...........................................                   7,711              5,556

Other assets ..............................................                     878                908
                                                                   ------------------ -------------------
   Total assets ...........................................           $     322,284      $     335,560
                                                                   ================== ===================




                                     See accompanying Notes to Consolidated Financial Statements.


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                December 31
                                                                   --------------------------------------
                                                                         1999                2000
                                                                   ------------------ -------------------
                                                                              (In thousands)
Current liabilities:
   Accounts payable ..........................................        $       8,445      $      22,721
   Joint interest oil and gas production payable .............               10,608              6,281
   Accrued interest ..........................................                6,358              6,079
   Other accrued expenses ....................................                  923              1,932
   Current maturities of long-term debt ......................                    -              1,128
                                                                   ------------------ -------------------
     Total current liabilities ...............................               26,334             38,141

Long-term debt ...............................................              273,421            266,441

Deferred income taxes ........................................               16,935             21,079

Future site restoration  .....................................                4,603              4,305

Minority interest in foreign subsidiary ......................               10,496             12,097

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, par value $.01 per share - authorized
     200,000,000 shares; issued 22,747,099 and 22,759,852
     shares at December 31, 1999 and 2000, respectively ......                  227                227
   Additional paid-in capital ................................              127,562            130,409
   Accumulated deficit .......................................             (139,825)          (131,376)
   Treasury stock, at cost, 152,083 and 165,883 shares at
     December 31, 1999 and 2000, respectively ................               (1,071)              (964)
   Accumulated other comprehensive income (loss)..............                3,602             (4,799)
                                                                   ------------------  ------------------
Total stockholders' equity  (deficit).........................               (9,505)            (6,503)
                                                                   ------------------ -------------------
   Total liabilities and stockholders' equity  (deficit)......        $     322,284      $     335,560
                                                                   ================== ===================



                                     See accompanying Notes to Consolidated Financial Statements.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Year Ended December 31
                                                                -------------------------------------
                                                                  1998          1999         2000
                                                                -------------------------------------
                                                                (In thousands except per share data)
Revenues:
   Oil and gas production revenues ..........................   $  54,263    $  59,025    $  72,973
   Gas processing revenues ..................................       3,159        4,244        2,717
   Rig revenues .............................................         469          444          505
   Other ....................................................       2,193        3,057          405
                                                                ---------    ----------   ----------
                                                                   60,084       66,770       76,600
Operating costs and expenses:
   Lease operating and production taxes .....................      18,091       17,938       18,783
   Depreciation, depletion, and amortization ................      31,226       34,811       35,857
   Proved property impairment ...............................      61,224       19,100         --
   Rig operations ...........................................         521          624          717
   General and administrative ...............................       5,522        5,269        6,893
   General and administrative (Stock-based Compensation).....        --           --          2,767
                                                                ---------    ----------   ----------
                                                                  116,584       77,742       65,017
                                                                ---------    ----------   ----------
Operating income (loss) .....................................     (56,500)     (10,972)      11,583

Other (income) expense:
   Interest income ..........................................        (805)        (666)        (530)
   Amortization of deferred financing fee ...................       1,571        1,915        2,091
   Interest expense .........................................      30,848       36,815       31,140
   Gain on sale of equity investment ........................        --           --        (33,983)
   Other ....................................................        --           --          1,203
                                                                ---------    ----------   ----------
                                                                   31,614       38,064          (79)
                                                                ---------    ----------   ----------
Income (loss) from operations before income tax and
   extraordinary item .......................................     (88,114)     (49,036)      11,662
Income tax expense (benefit):
   Current ..................................................         231          491       (1,233)
   Deferred .................................................      (4,389)     (13,116)       4,938
Minority interest in income of consolidated foreign
   subsidiary ...............................................           4          269        1,281
                                                                ---------    ----------   ----------
Income (loss) before extraordinary item .....................     (83,960)     (36,680)       6,676
Extraordinary item:
   Debt extinguishment ......................................        --           --          1,773
                                                                ---------    ----------   ----------
Net income ..................................................   $ (83,960)   $ (36,680)   $   8,449
                                                                ==========   ==========   ==========
Basis earnings (loss) per common share:
   Net income (loss) before extraordinary item ..............   $  (13.26)   $   (5.41)   $    0.29
   Extraordinary item .......................................        --           --           0.08
                                                                ---------    ----------   ----------
Net income (loss) per common share ..........................   $  (13.26)   $   (5.41)   $    0.37
                                                                =========    ==========   ==========

Diluted earnings (loss) per common share :
   Net income (loss) before extraordinary item ..............   $  (13.26)   $   (5.41)   $    0.21
   Extraordinary item .......................................        --           --           0.05
                                                                ---------    ----------   ----------
Net income (loss) per common share  - diluted ...............   $  (13.26)   $   (5.41)   $    0.26
                                                                ==========   ==========   ==========

                                           See accompanying Notes to Consolidated Financial Statements


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands except share amounts)



                                                                                                            Accumulated
                                     Common Stock          Treasury Stock     Additional                       Other
                                --------------------- ---------------------    Paid-In       Accumulated    Comprehensive
                                  Shares      Amount    Shares     Amount      Capital         Deficit      Income (Loss)   Total
                                -----------  -------- ---------  ----------  ----------      ------------   ------------- ----------
Balance at January 1, 1998 .     6,422,540  $      63   53,023    $  (281)    $  51,118       $  (19,185)    $ (4,902)   $ 26,813
   Comprehensive income
     (loss)
     Net loss ..............            --         --       --          --           --          (83,960)          --     (83,960)
     Other comprehensive
       income:
       Foreign currency
         translation
         adjustment ........            --         --       --          --           --               --       (6,068)     (6,068)
                                                                                               -----------   ----------  ----------
   Comprehensive income ....
     (loss).................                                                                     (83,960)      (6,068)    (90,028)
   Issuance of common stock
     for compensation ......         4,838         --  (18,263)         94          114               --           --         208
                                                                                               -----------    ---------  ----------
   Purchase of treasury
     stock .................            --         --  136,255        (980)          --               --           --        (980)
   Options exercised .......         3,000         --       --          --           16               --           --          16
   Issuance of common stock
     for acquisition of oil
     and gas properties ....        71,063          2       --          --          447               --           --         449
                                -----------  --------- ---------  ---------   ----------     ------------   ----------  ----------
Balance at December 31, 1998     6,501,441  $      65  171,015    $ (1,167)   $  51,695      $  (103,145)    $(10,970)  $ (63,522)
   Comprehensive income
     (loss):
     Net loss ............. .          --          --       --          --           --          (36,680)          --     (36,680)
     Other comprehensive
       income:
       Foreign currency
         translation
         adjustment ........           --          --       --          --           --               --       14,572      14,572
                                                                                              -----------   ----------  ----------
   Comprehensive income
     (loss) ................           --          --       --          --           --          (36,680)      14,572     (22,108)
   Issuance of common stock
     for compensation ......         3,314         --  (18,932)         96           (43)             --           --          53
   Issuance of common stock
     in connection with
     Exchange Offer (Note ..
     2, 5 and 6) ...........    16,242,344        162       --          --        75,910              --           --      76,072
                                -----------  --------- ---------  ---------   ----------     ------------   ----------  ----------
Balance at December 31, 1999    22,747,099  $     227  152,083    $ (1,071)   $  127,562      $ (139,825)    $  3,602   $  (9,505)






                                   (continued)


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(continued)
                       (In thousands except share amounts)



                                                                                                            Accumulated
                                     Common Stock          Treasury Stock     Additional                       Other
                                --------------------- ---------------------    Paid-In       Accumulated    Comprehensive
                                  Shares      Amount    Shares     Amount      Capital         Deficit      Income (Loss)   Total
                                -----------  -------- ---------  ----------  ----------      ------------   ------------- ----------
Balance at December 31, 1999    22,747,099   $   227   152,083     $(1,071)   $ 127,562      $ (139,825)     $   3,602    $ (9,505)
   Comprehensive income
     (loss):
   Net income...............            --        --        --          --           --            8,449            --       8,449
     Other comprehensive
       income:
       Foreign currency
         translation
         adjustment ........            --        --        --          --           --               --        (8,401)     (8,401)
                                                                                              -----------   -----------  ----------
   Comprehensive income (loss)                                                                     8,449        (8,401)         48
   Stock-based compensation             --        --        --          --        2,767               --            --       2,767
   Issuance of common stock
     and warrants for
     compensation ..........        12,753        --    (25,000)       185           80               --            --         265
   Purchase of treasury
     stock .................             --       --     38,800        (78)          --               --            --         (78)
                                -----------  --------- ---------  ---------   ----------     ------------   -----------  ----------
Balance at December 31, 2000    22,759,852     $ 227    165,883   $   (964)   $ 130,409      $  (131,376)    $  (4,799)  $  (6,503)
                                ===========  ========= =========  =========   ==========     ============   ===========  ===========




















          See accompanying Notes to Consolidated Financial Statements.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Year Ended December 31
                                             ------------------------------------
                                                1998         1999        2000
                                             -----------  ----------- -----------
                                                         (In thousands)
Operating Activities
Net income (loss) ........................   $ (83,960)   $ (36,680)   $   8,449
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Minority interest in income of
       foreign subsidiary ................           4          269        1,281
     Extraordinary gain on
       extinguishment of debt ............        --           --         (1,773)
     Gain on sale of equity investment ...        --           --        (33,983)
     Depreciation, depletion, and
       amortization ......................      31,226       34,811       35,857
     Proved property impairment ..........      61,224       19,100         --
     Deferred income tax (benefit) expense
                                                (4,389)     (13,116)       4,938
     Amortization of deferred financing
       fees ..............................       1,571        1,915        2,091
     Amortization of premium on long term
       debt ..............................        --           (579)        --
     Stock-based compensation ............        --           --          2,767
     Issuance of common stock and
       warrants for compensation .........         208           53          265
     Changes in operating assets and
       liabilities:
         Accounts receivable .............       4,738       (2,698)      (7,036)
         Equipment inventory .............        (137)          57         (538)
         Other ...........................        (468)         396       (1,839)
         Accounts payables ...............      (3,867)        (744)      11,318
         Accrued expenses ................      (1,305)       1,098         (425)
                                               ---------   ---------    ---------
Net cash provided by operating activities        4,845        3,882       21,372

Investing Activities
Capital expenditures, including purchases
   and development of properties .........     (57,412)    (128,708)     (74,412)
Proceeds from sale of oil and gas
   properties and equipment inventory ....      59,389       17,494       21,157
Proceeds from sale of equity investment ..        --           --         34,482
                                               ---------   ---------    ---------
Net cash (used) provided by investing
   activities ............................       1,977     (111,214)     (18,773)



                 Abraxas Petroleum Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (continued)


                                                    Year Ended December 31
                                             -----------------------------------
                                                1998         1999        2000
                                             -----------  ----------- ----------
                                                       (In thousands)

Financing Activities
Issuance of common stock, net of expenses ..   $  3,926    $   --      $   --
Purchase of treasury stock, net ............       (979)       --           (78)
Proceeds from long-term borrowings .........     83,691      88,457       6,400
Payments on long-term borrowings ...........    (32,433)    (35,747)    (10,163)
Deferred financing fees ....................     (1,688)     (3,586)         23
                                               ---------   ---------    --------
Net cash provided by (used) in financing
   activities ..............................     52,517      49,124      (3,818)
                                               ---------   ---------    --------
Increase (decrease) in cash ................     59,339     (58,208)     (1,219)
                                               ---------   ---------    --------
Effect of exchange rate changes on cash ....       (825)        617        (576)
                                               ---------   ---------    --------
Increase (decrease) in cash ................     58,514     (57,591)     (1,795)
Cash at beginning of year ..................      2,876      61,390       3,799
                                               ---------   ---------   ---------
Cash at end of year ........................   $ 61,390    $  3,799    $  2,004
                                               =========   =========   =========

Supplemental Disclosures
Supplemental disclosures of cash flow
   information:
     Interest paid .........................   $ 30,362    $ 35,979    $ 33,004
                                               =========   =========   =========


Supplemental schedule of noncash investing
 and financing activities:
         In December 1999 the Company completed the exchange of $269,699,000 of its 11.5% Old Notes for $188,778,000 of new Second Lien Notes, issuance of 16,078,990 shares of common stock and contingent value rights. An additional $5,000,000 of the Second Lien Notes were issued for payment of fees and expenses. See Note 2, 5 and 6.

         Decrease in long-term debt            $  --      $  75,921    $   --
                                               =========   =========   =========

         Increase in shareholder's equity      $  --      $  75,921    $   --
                                               =========   =========   =========






          See accompanying Notes to Consolidated Financial Statements.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1999, and 2000


1.  Organization and Significant Accounting Policies

Nature of Operations

         Abraxas Petroleum Corporation (the "Company" or "Abraxas") is an independent energy company engaged in the exploration for and the acquisition, development, and production of crude oil and natural gas primarily along the Texas Gulf Coast, in the Permian Basin of western Texas and in Canada and the processing of natural gas primarily in Canada. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The consolidated financial statements include the accounts of the Company, its wholly-owned foreign subsidiary Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and the Company's 49% owned subsidiary Grey Wolf Exploration Inc. ("Grey Wolf") - see Note 9. Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf. See Note 18 regarding potential acquisition of remaining Grey Wolf shares.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that it is reasonably possible that estimates of proved crude oil and natural gas revenues could significantly change in the future.

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

Oil and Gas Properties

         The Company follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization ("DD&A") of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves. Net capitalized costs of crude oil and natural gas properties, less related deferred taxes, are limited, by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Excess costs are charged to proved property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances - see Note 3.

         Unproved properties represent costs associated with properties on which the Company is performing exploration activities or intends to commence such activities. These costs are reviewed periodically for possible impairments or reduction in value based on geological and geophysical data. If a reduction in value has occurred, costs being amortized are increased. The Company believes that the unproved properties will be substantially evaluated in six to thirty-six months and it will begin to amortize these costs at such time. During 1998, 1999 and 2000, the Company capitalized $414,000, $193,000 and $589,000 of interest expense, respectively, based on the cost of major development projects in progress.

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

Hedging

         The Company periodically enters into agreements to hedge the risk of future crude oil and natural gas price fluctuations. Such agreements primarily in the form of price swaps, may either fix or support crude oil and natural gas prices or limit the impact of price fluctuations with respect to the Company's sale of crude oil and natural gas. Gains and losses on such hedging activities are recognized in oil and gas production revenues when hedged production is sold. The net cash flows related to any recognized gains or losses associated with these hedges are reported as cash flows from operations. If the hedge is terminated prior to expected maturity, gains or losses are deferred and included in income in the same period as the physical production required by the contract is delivered.

Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, the Company amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. See Note 7. The Company recognized approximately $2.8 million as General and Administrative (Stock-based compensation) expense during 2000.

Foreign Currency Translation

         The functional currency for Canadian Abraxas and Grey Wolf is the Canadian dollar. The Company translates the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. Translation adjustments are reflected as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity (Deficit).

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

Revenue Recognition

         The Company recognizes crude oil and natural gas revenue from its interest in producing wells as crude oil and natural gas is sold from those wells net of royalties. Revenue from the processing of natural gas is recognized in the period the service is performed. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. Management does not believe that the Company had material gas imbalances at December 31, 1999 or 2000.

         The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" issued by the Staff of the Securities and Exchange Commission. The impact of adopting SAB No. 101 was not material to the Company.

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

New Accounting Pronouncement

         Statement of Financial Accounting Standards, ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for the Company on January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will we recognized in earnings.

         The Company expects that at January 1, 2001, it will record a liability of $38 million with the offstting charge to OCI as a cumulative transition adjustment for derivatives designated as cash-flow hedges prior to adopting SFAS 133.

Reclassifications

         Certain prior years balances have been reclassified for comparative purposes.

2.  Liquidity

         The Company will have three principal sources of liquidity going forward: (i) cash on hand, (ii) cash flow from operations, and (iii) the production payment with Mirant. The Company also intends to continue to sell certain non-core properties, although the terms of the First Lien Notes indenture, the Second Lien Notes indenture and the Old Notes indenture substantially limit our use of proceeds from such sales. The Company expects that the significantly improved commodity prices realized by it compared to those received in 1998 and the expiration of a significant portion of the crude oil and natural gas hedges that it had put in place in earlier years will improve its liquidity position in 2001. Should commodity prices fall, all of the Company's capital expenditures are discretionary and can be delayed to maintain liquidity. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net cash flow from operations plus cash on hand, cash available under the production payment and the proceeds from the sale of additional non-core properties will be adequate to fund operations and planned capital expenditures.

         The Company's operating results had been adversely affected by low crude oil and natural gas prices in 1998 and early 1999. In addition, the Company had significant interest payments due on its long term debt. As a result of these conditions, the Company issued $63.5 million of debt securities ("First Lien Notes") in March 1999. The First Lien Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Canadian Abraxas, Sandia Oil and Gas Corporation ("Sandia") and Wamsutter Holdings, Inc. ("Wamsutter"), 100%-owned subsidiaries of Abraxas. These First Lien Notes and the guarantees are secured by a first lien or charge on substantially all of the crude oil and natural gas properties and natural gas processing plants owned by Abraxas, Canadian Abraxas, Sandia and Wamsutter and the shares of Grey Wolf owned by the Company and Canadian Abraxas and bear interest at 12.875%, payable semi-annually on March 15 and September 15. The First Lien Notes will mature in 2003. Proceeds from the First Lien Notes were used to re-pay the Company's Credit Facility, and re-pay approximately $10 million of debt assumed in connection with the Company's acquisition of New Cache in January 1999 with the remainder being used for general corporate purposes.

         In October 1999 the Company entered into a non-recourse Dollar Denominated Production Payment agreement (the "Production Payment") with a third party. The Production Payment has an aggregate total availability of up to $50 million at 15% interest. The Production Payment relates to a portion of the production from several natural gas wells in the Edwards Trend, in south Texas. As of December 31, 2000, the Company had received $10.4 million under this agreement. The outstanding balance as of December 31, 2000 is $5.2 million. See
Note 5.

         In December 1999, Abraxas and Canadian Abraxas completed an Exchange Offer ("Exchange Offer") whereby they exchanged $270 million of 11.5% Senior Notes due 2004 (the "Old Notes") for $189 million in new 11.5% Senior Secured Notes due 2004 (the "Second Lien Notes"), 16,078,990 shares of Abraxas common stock and contingent value rights. An additional $5 million of the Second Lien Notes were issued for payment of fees and expenses. See Note 5 and 6.

           The Second Lien Notes are senior obligations of Abraxas and Canadian Abraxas and are jointly and severally guaranteed by Sandia and Wamsutter. The Second Lien Notes and the guarantees are secured by a second lien or charge on substantially all of the crude oil and natural gas properties and natural gas processing plants owned by Abraxas, Canadian Abraxas, Sandia and Wamsutter, as well as shares of common stock of Grey Wolf owned by Abraxas and Canadian Abraxas. The Exchange Offer reduced the Company's long term debt by $75.9 million and annual interest payments by approximately $8.8 million.

         In March 2000, the Company sold its interests in certain crude oil and natural gas properties in Wyoming. Simultaneously, a limited partnership, in which the Company has a limited partnership interest and Wamsutter acts as general partner, sold its crude oil and natural gas properties in the same area. The Company realized $34 million in net proceeds from the sales, which enabled the Company to meet its interest obligations throughout 2000. See Note 3.

         In March 2001, we announced that we had engaged Credit Lyonnais Securities (USA) Inc. and CIBC World Markets Corp. to assist us in a review of alternative financial strategies. Under the terms of this engagement, we may restructure, refinance or recapitalize some or all of our existing debt and/or issue equity securities.

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

3.  Acquisitions and Divestitures

Wyoming Properties Divestiture

         In November 1998, the Company sold its interest in certain Wyoming properties to Abraxas Wamsutter L.P., a Texas limited partnership (the "Partnership"), for approximately $58.6 million and a minority equity ownership in the Partnership. Wamsutter initially owned a one percent interest and acted as general partner of the Partnership. The investment in the Partnership was accounted for by the equity method. After certain payback requirements are satisfied, the Company's interest would increase to 35% initially and could increase to as high as 65%. The Company also received a management fee and reimbursement of certain overhead costs from the Partnership which amounted to $50,700; $594,700 and $112,700 for the years ended December 31, 1998, 1999 and
2000 respectively. See Abraxas Wamsutter L.P. Divestiture, below.

New Cache Petroleums LTD Acquisition

         In January 1999, Canadian Abraxas completed the acquisition of New Cache Petroleums, LTD, ("New Cache"), for approximately $78 million in cash and the assumption of approximately $10 million in debt. The debt was paid off with a portion of the proceeds from the sale of the First Lien Notes.

         The acquisition was accounted for as a purchase, and the purchase price was allocated to the crude oil and natural gas properties based on the fair values of the properties acquired. Results of operations for New Cache have been included in the consolidated financial statements since January 1999.

Abraxas Wamsutter L.P. Divestiture

         In March 2000, the Partnership sold all of its interest in its crude oil and natural gas properties to a third party. Prior to the sale of these properties, effective January 1, 2000, the Company's equity investee share of oil and gas property cost, results of operations and amortization were not material to consolidated operations or financial position. As a result of the sale, the Company received approximately $34 million, which represented a proportional interest in the Partnership's proved properties

         The condensed pro forma financial information presented below summarizes on an unaudited pro forma basis, approximate results of the Company's consolidated results of operations for the year ended December 31, 1999, assuming the divestiture had occurred on January 1, 1999.

                                                    (In thousands except
                                                      per share data)
                                                   -----------------------
       Revenue ...................................    $            66,770
                                                   =======================
       Net income (loss) .........................    $            (3,294)
                                                   =======================
       Income (loss) per common share ............    $            (0.49)
                                                   =======================

4.  Property and Equipment

         The major components of property and equipment, at cost, are as follows:

                                       Estimated      December 31
                                         Useful   -------------------
                                          Life      1999      2000
                                        --------- --------  ---------
                                           Years       (In thousands)
Land, buildings, and improvements ..         15   $    310   $    318
Crude oil and natural gas properties       --      450,653    494,633
Natural gas processing plants ......         18     60,291     60,299
Equipment and other ................          7      3,099      3,103
                                                  --------   --------
                                                  $514,353   $558,353
                                                  ========   ========

Long-Term Debt

         Long-term debt consists of the following:
                                                                                    December 31
                                                                         ----------------------------------
                                                                              1999              2000
                                                                         ----------------  ----------------
                                                                                  (In thousands)
    11.5% Senior Notes due 2004 ("Old Notes") ......................        $     4,321       $       801
    12.875% Senior Secured Notes due 2003 ("First Lien Notes") .....             63,500            63,500
    11.5% Second Lien Notes due 2004 ("Second Lien Notes")..........            193,769           190,178


    Credit facility payable to a Canadian bank (due 2002),
         providing for borrowings to approximately $11,630,000
         at the bank's prime rate plus .125%, 7.5% at December
         31, 2000, secured by the assets of Grey Wolf and
         non-recourse to Abraxas................................                  8,360             7,859
    Production Payment - see Note 2 ................................              3,471             5,231
                                                                         ----------------  ----------------
                                                                                273,421           267,569
    Less current maturities ........................................                  -             1,128
                                                                         ----------------  ----------------
                                                                            $   273,421       $   266,441
                                                                         ================  ================

Long-Term Indebtedness

         Old Notes. On November 14, 1996, the Company consummated the offering of $215.0 million of it's 11.5% Senior Notes due 2004, Series A, which were exchanged for the Series B Notes in February 1997. On January 27, 1998, the Company completed the sale of $60.0 million of the Series C Notes. The Series B Notes and the Series C Notes were subsequently combined into $275.0 million in principal amount of the Old Notes in June 1998.

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

       Year                                                   Percentage
       -----                                                  -----------
       2000..................................................  105.750%
       2001..................................................  102.875%
       2002 and thereafter...................................  100.000%

         The Old Notes are joint and several obligations of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company. The Old Notes rank senior in right of payment to all future subordinated indebtedness of the Company. The Old Notes are, however, effectively subordinated to the First Lien Notes to the extent of the value of the collateral securing the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral securing the Second Lien Notes. The Old Notes are unconditionally guaranteed, on a senior basis by Sandia. The guarantee is a general unsecured obligation of Sandia and ranks pari passu in right of payment to all unsubordinated indebtedness of Sandia and senior in right of payment to all subordinated indebtedness of Sandia. The guarantee is effectively subordinated to the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral

         Upon a Change of Control, as defined in the Old Notes Indenture, each holder of the Old Notes will have the right to require the Company to repurchase all or a portion of such holder's Old Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. In addition, the Company will be obligated to offer to repurchase the Old Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase in the event of certain asset sales.

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

           Year                                           Percentage
           -----                                          ----------
           2001.......................................... 103.000%
           2002 and thereafter........................... 100.000%

At any time, or from time to time, prior to March 15, 2001, Abraxas may, at its option, use all or a portion of the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate original principal amount of the First Lien Notes at a redemption price equal to 112.875% of the aggregate principal amount of the First Lien Notes to be redeemed, plus accrued and unpaid interest.

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

Upon a Change of Control, as defined in the First Lien Notes Indenture, each holder of the First Lien Notes will have the right to require Abraxas to repurchase such holder's First Lien Notes at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, Abraxas will be obligated to offer to repurchase the First Lien Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption in the event of certain asset sales.

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

         Second Lien Notes. In December 1999, Abraxas and Canadian Abraxas consummated an Exchange Offer (see Note 2) whereby $269,699,000 of the Old Notes were exchanged for $188,778,000 of new Second Lien Notes, and 16,078,990 shares of Abraxas common stock and contingent value rights. See Note 6. An additional $5,000,000 of the Second Lien Notes were issued in payment of fees and expenses.

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

          Year                                         Percentage
          -----                                        ----------
          2000......................................... 105.750%
          2001......................................... 102.875%
          2002 and thereafter.......................... 100.000%

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

Upon a Change of Control, as defined in the Second Lien Notes Indenture, each holder of the Second Lien Notes will have the right to require Abraxas and Canadian Abraxas to repurchase such holder's Second Lien Notes at a redemption price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, Abraxas and Canadian Abraxas will be obligated to offer to repurchase the Second Lien Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption in the event of certain asset sales.

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

         The fair value of the Old Notes, First Lien Notes and Second Lien Notes was approximately $235.2 million as of December 31, 2000. The Company has approximately $250,000 of standby letters of credit and a $10,000 performance bond open at December 31, 2000. Approximately $261,000 of cash is restricted and in escrow related to certain of the letters of credit and the bond.

Extraordinary Item

          In June 2000, the Company retired $3.5 million of the Old Notes and $3.6 million of the Second Lien Notes at a discount of $1.7 million.

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

         Once the Rights become exercisable, each Right entitles the holder, other than the acquiring person, to purchase for $40 a number of shares of the Company's common stock having a market value of two times the purchase price. The Company may redeem the Rights at any time for $.01 per Right prior to a specified period of time after a tender or Exchange Offer. The Rights will expire in November 2004, unless earlier exchanged or redeemed

Contingent Value Rights ("CVRs")

         As part of the Exchange Offer consummated by the Company in December 1999 (see Note 2), Abraxas issued contingent value rights or CVRs, which entitled the holders to receive up to a total of 105,408,978 of Abraxas common stock under certain circumstances as defined. On May 21, 2001, Abraxas may be required to issue additional shares to the holders of the CVRs . The actual number of shares issued will depend on the average market price of Abraxas common stock over a defined period. Any future issuance of common stock will result in a transfer from Additional Paid In Capital to Common Stock. The CVRs will terminate if the market price of Abraxas common stock exceeds certain prices for a period of 30 trading days during any 45 day consecutive trading day period prior to the expiration date. The target price on a given date will equal $5.03 plus daily interest at an annual rate of 11.5% from November 1, 1999. The target price on May 21, 2001 is $5.97. As of December 31, 2000, based on the Abraxas common stock market price, CVR holders would have been entitled to receive approximately 9.5 million shares. As of March 22, 2001, based on the Abraxas Common Stock market price, CVR holders would be entitled to receive approximately 3.3 million shares.

Treasury Stock

         In March 1996, the Board of Directors authorized the purchase in the open market of up to 500,000 shares of the Company's outstanding common stock, the aggregate purchase price not to exceed $3,500,000. During the year ended December 31, 1998, 136,255 shares with an aggregate cost of $980,000 were purchased. During the year ended December 31, 1999 the Company did not purchase any shares of its common stock for treasury stock. During the year ended December 31, 2000, 38,800 shares with an aggregate cost of $78,000 were purchased.

7.  Stock Option Plans and Warrants

Stock Options

         The Company grants options to its officers, directors, and key employees under various stock option and incentive plans.

         The Company's various stock option plans have authorized the grant of options to management personnel and directors for up to approximately 4.7 million shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable over three to four years of continued service at 25% to 33% on each anniversary date. At December 31, 2000 approximately 547,800 options remain available for grant.

         Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation", which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by that SFAS. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999, and 2000, : risk-free interest rates of 6.25%, 6.25% and 6.25%, respectively; dividend yields of -0-%; volatility factors of the expected market price of the Company's common stock of .667, .928 and .916, respectively; and a weighted-average expected life of the option of ten years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                   1998           1999          2000
                                                              ---------------------------------------------
                                                                  (In thousands except per share data)
   Pro forma net income (loss) ............................      $   (85,619)  $   (37,240)   $  10,089
   Pro forma net income (loss) per common share ...........      $   (13.52)   $     (5.49)   $    0.45
   Pro forma net income (loss) per common share -  diluted       $   (13.52)   $     (5.49)   $    0.31


         A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                       1998                           1999                           2000
                           -----------------------------  -----------------------------  -----------------------------
                                      Weighted-Average               Weighted-Average               Weighted-Average
                            Options   Exercise Price(1)    Options   Exercise Price(2)   Options     Exercise Price
                            (000s)                         (000s)                         (000s)
                           ---------- ------------------  ---------- ------------------  ---------  ------------------
Outstanding-beginning of
   year ...................     834         $  8.27          1,572         $  7.33          1,890         $  1.82
Granted ...................     792            7.37            534            1.19          2,240            4.62
Exercised .................      (3)           5.33              -              -              -               -
Forfeited/Expired .........     (51)           7.39           (216)           2.06            (88)           1.89
                           ----------                     ----------                     ---------

Outstanding-end of year ...   1,572         $  7.33          1,890         $  1.82          4,042         $  3.37
                           ==========                     ==========                     =========

Exercisable at end of year      501         $  6.71            685         $  2.06          1,067         $  1.99
                           ==========                     ==========                     =========

Weighted-average fair
   value of options
   granted during the year                  $  5.15                        $  1.07                        $  1.21

         Exercise prices for options outstanding as of December 31, 2000 ranged from $1.30 to $5.03 The weighted-average remaining contractual life of those options is approximately 8.5 years.

(1) In March 1998, the Company amended the exercise price to $7.44 per share on all options with an existing exercise price greater than $7.44.
         (2) In March 1999, the Company amended the exercise price to $2.06 per share on all options with an existing exercise price greater than $2.06. See Note 1 General and Administrative (Stock-based compensaation).

Stock Awards

         In addition to stock options granted under the plans described above, the Long-Term Incentive Plan also provides for the right to receive compensation in cash, awards of common stock, or a combination thereof. In 1998 and 1999, the Company made direct awards of common stock of 18,263 shares and 18,932 shares, respectively, at weighted average fair values of $5.13 and $5.09 per share, respectively. The Company recorded compensation expense of $135,900 and $37,900 for the years ended December 31, 1998 and 1999 respectively. There were no awards in 2000.

         The Company also has adopted the Restricted Share Plan for Directors which provides for awards of common stock to nonemployee directors of the Company who did not, within the year immediately preceding the determination of the director's eligibility, receive any award under any other plan of the Company. In 1998, 1999, and 2000, the Company made direct awards of common stock of 4,838 shares; 3,314 shares and 12,753 shares, respectively, at weighted average fair values of $14.75, $4.38 and $0.94 per share, respectively. The Company recorded compensation expense of $71,400; $13,700 and $11,900 for the years ended December 31, 1998, 1999 and 2000 respectively.

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

Stock Warrants and Other

          In 2000, the Company committed to issue 950,000 warrants in conjunction with a consulting agreement. Each is exercisable for one share of common stock at an exercise price of $3.50 per share. These warrants have a four-year term beginning July 1, 2000. The Company recorded approximately $219,000 of compensation expense which is included in Other expense.

         At December 31, 2000, the Company has approximately 62,572,000 shares reserved for future issuance for conversion of its stock options, warrants, Contingent Value Rights, and incentive plans for the Company's directors and employees.

8.  Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                   December 31
                                              ---------------------
                                                1999        2000
                                              --------    ---------
                                                  (In thousands)
Deferred tax liabilities:
  U.S. full cost pool .....................   $   --      $  2,359
  Canadian full cost pool .................     20,368      21,079
  State taxes .............................         67        --
                                              --------    --------
Total deferred tax liabilities ............     20,435      23,438

Deferred tax assets:
  U.S. full cost pool .....................      6,252        --
  Depletion ...............................      1,075       1,439
  Net operating losses  ("NOL") ...........     32,155      34,624
  Other ...................................        152       1,059
                                              --------    --------
Total deferred tax assets .................     39,634      37,122
Valuation allowance for deferred tax assets    (36,134)    (34,763)
                                              --------    --------
Net deferred tax assets ...................      3,500       2,359
                                              --------    --------
Net deferred tax liabilities ..............   $ 16,935    $ 21,079
                                              ========    ========

         Significant components of the provision (benefit) for income taxes are as follows:

                                         1998      1999       2000
                                        ----------------------------
     Current:
       Foreign ........................ $   231    $    491   $  (1,233)
                                        --------   ---------  ----------
                                        $   231    $    491   $  (1,233)
                                        ========   =========  ==========
     Deferred:
       Federal ........................ $  -       $   -      $   3,433
       Foreign ........................  (4,389)    (13,116)      1,505
                                        ---------  ---------  ----------
                                        $(4,389)   $(13,116)  $   4,938
                                        =========  =========  ==========

         At December 31, 2000, the Company had, subject to the limitation discussed below, $101,800,000 of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2001 through 2020 if not utilized. At December 31, 2000, the Company had approximately $11,400,000 of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2001 through 2020 if not utilized.

         As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under
Section 382 occurred in December 1991. Accordingly, it is expected that the use of the U.S. net operating loss carryforwards generated prior to December 31, 1991 of $4,909,000 will be limited to approximately $235,000 per year.

         During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of the acquired corporation of $257,000 acquired in the acquisition are limited to approximately $115,000 per year.

         As a result of the issuance of additional shares of common stock for acquisitions and sales of common stock, an additional ownership change under
Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 (including those subject to the 1991 and 1992 ownership changes discussed above) of $8,295,000 will be limited as described above and in the following paragraph.

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

     In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $36,134,000 and $34,763,000 for deferred tax assets at December 31, 1999 and 2000, respectively.

         The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                 December 31
                                        ---------------------------------
                                          1998        1999       2000
                                        ---------  ----------  ----------
                                                (In thousands)
Tax (expense) benefit at U.S. .......
  statutory rates (34%) .............   $ 29,958    $ 16,672    $ (3,965)
(Increase) decrease in deferred tax
  asset valuation allowance .........    (26,907)     (3,312)      1,371
 NOL utilization - extraordinary gain       --          --          (603)
Higher effective rate of foreign
  operations ........................       (231)       (491)     (1,098)
Percentage depletion ................        146        --           363
Other ...............................      1,192        (244)        227
                                        ---------   ---------   ---------
                                        $  4,158    $ 12,625    $ (3,705)
                                        =========   =========   =========

9.       Related Party Transactions

         Accounts receivable - Other and Other assets includes approximately $220,000 and $268,000 as of December 31, 1999 and 2000, respectively, representing amounts due from officers and stockholders relating primarily to joint interest billings on properties which the Company operates and advances made to employees.

         At December 31, 2000, the Company owns approximately 49% of Grey Wolf. The Company's President, as well as certain directors, directly own approximately 13% of Grey Wolf. Additionally the Company's President owns options to purchase up to 91,000 shares of Grey Wolf capital stock at an exercise price of CDN$3.42 per share, and certain of the Company's directors own options to purchase in the aggregate up to 120,000 shares of Grey Wolf capital stock at an exercise price of CDN$2.00 per share. Grey Wolf currently has approximately 12,700,000 shares of capital stock outstanding. See Note 18.

         Grey Wolf owns a 10% interest in the Canadian Abraxas oil and gas properties and the Canadian Abraxas gas processing plants acquired by Canadian Abraxas in November 1996 and manages the operations of Canadian Abraxas, pursuant to a management agreement between Canadian Abraxas and Grey Wolf. Under the management agreement, Canadian Abraxas reimburses Grey Wolf for reasonable costs or expenses attributable to Canadian Abraxas and for administrative expenses based upon the percentage that Canadian Abraxas' gross revenue bears to the total gross revenue of Canadian Abraxas and Grey Wolf. Amounts paid under this agreement were $1.5 million, $2.3 million and $2.5 million for the years ended December 31, 1998, 1999 and 2000, respectively.

         Wind River Resources Corporation ("Wind River"), all of the capital stock of which is owned by the Company's President owns a twin-engine airplane. The airplane is available for business use by the employees of Abraxas from time to time at Wind River's cost. Abraxas paid Wind River a total of $302,000, $336,000 and $336,000 in 1998, 1999 and 2000 respectively.

10.  Commitments and Contingencies

Operating Leases

         During the years ended December 31, 1998, 1999, and 2000, the Company incurred rent expense related to leasing office facilities of approximately $292,000, $396,000, and $465,000 respectively. Future minimum rental payments are as follows at December 31, 2000.

     2001 ............................................$   530,000
     2002 ............................................    550,000
     2003 ............................................    336,000
     2004 ............................................    228,000
     2005 ............................................    228,000
     Thereafter ......................................    171,000

Litigation and Contingencies

          In 1995, certain plaintiffs filed a lawsuit against the Company alleging negligence and gross negligence, tortious interference with contract, conversion and waste. The Company fully and finally resolved the litigation on April 25, 2000, through a payment of $435,780 in the aggregate to the plaintiffs.

         Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 2000, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

11.  Earnings per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                             1998               1999               2000
                                                       ------------------ -----------------  ------------------
Numerator:
   Numerator for basic and diluted earnings per share
     - net income (loss) before extraordinary item       $ (83,960,000)     $ (36,680,000)       $ 6,676,000

   Extraordinary  item                                               -                  -          1,773,000
                                                       ------------------ -----------------  ------------------
   Numerator for basis and diluted earnings per share
     - net income (loss) available to common
     stockholders                                          (83,960,000)       (36,680,000)         8,449,000
                                                       ================== =================  ==================
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                                 6,331,292          6,783,633         22,615,777
   Effect of dilutive securities:
     Stock options, warrants and CVRs                                -                  -         10,011,987
                                                       ------------------ -----------------  ------------------

   Dilutive potential common shares Denominator for diluted earnings per share -
     adjusted weighted-average shares and assumed
     conversions                                             6,331,292          6,783,633         32,627,764
                                                       ================== =================  ==================
   Basic earnings (loss) per share:
      Net income (loss) before extraordinary item         $    (13.26)       $     (5.41)       $      0.29
      Extraordinary item                                             -                  -              0.08
                                                       ------------------ -----------------  ------------------
       Net income (loss) per common share                 $    (13.26)       $     (5.41)       $      0.37
                                                       ================== =================  ==================
   Diluted earnings (loss) per share:
       Net income (loss) before extraordinary item        $    (13.26)       $     (5.41)       $      0.21
       Extraordinary item                                            -                  -              0.05
                                                       ------------------ -----------------  ------------------
        Net income (loss) per common share - diluted      $    (13.26)       $     (5.41)       $      0.26
                                                       ================== =================  ==================

         For the years ended December 31, 1998 and 1999 none of the shares issuable in connection with stock options, warrants or CVRs are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in those years. Had losses not been incurred, 48,400 shares and 68.2 million shares would have been included for the years ended December 31, 1998 and 1999, respectively.

12.  Quarterly Results of Operations (Unaudited)

         Selected results of operations for each of the fiscal quarters during the years ended December 31, 1999 and 2000 are as follows:
                                            1st              2nd               3rd               4th
                                          Quarter          Quarter           Quarter           Quarter
                                      ---------------- ----------------- ----------------  ----------------
                                                     (In thousands, except per share data)
Year Ended December 31, 1999
   Net revenue ....................      $   15,970       $   16,776        $   16,958        $   17,066
   Operating income (loss) ........             604            1,692             2,982           (16,250)
   Net income (loss) ..............          (6,294)          (6,741)           (6,919)          (16,726)
   Earnings (loss) per common
     share basic and diluted ......      $    (0.99)      $    (1.06)       $    (1.09)       $    (2.06)

Year Ended December 31, 2000
   Net revenue ....................      $   16,717       $   16,287        $   16,377        $   27,219
   Operating income (loss) ........           1,513            1,629              (963)            9,404
   Net income (loss) before
     extraordinary item ...........          27,156           (7,186)          (13,586)              292
   Net income (loss) ..............          27,156           (5,413)          (13,586)              292
   Net income (loss) before
     extraordinary item  per
     common share- basic ..........      $     1.20       $    (0.32)       $    (0.60)       $     0.01
   Net income (loss) before
     extraordinary item per common
     share -  diluted .............      $     0.52       $    (0.32)       $    (0.60)       $     0.01
   Net income (loss) per common
     share- basic .................      $     1.20       $    (0.24)       $    (0.60)       $     0.01
   Net income (loss) per common
     share- diluted ...............      $     0.52       $    (0.24)       $    (0.60)       $     0.01

           During the fourth quarter of 1999, the Company recorded a write-down of its Canadian proved crude oil and natural gas properties of approximately $19.1 million ($11.9 million after tax) under the ceiling limitation. During the first quarter of 2000, the Company recognized a gain of $34 million on the sale of its equity investment in the Partnership. In the second quarter of 2000, the Company recognized an extraordinary gain on debt extinguishment of $1.8 million.

13.  Benefit Plans

         The Company has a defined contribution plan (401(k)) covering all eligible employees of the Company. During 1998 the Company contributed 10,329 shares of its common stock held in the treasury to the Plan and recorded the fair value of $76,847 as compensation expense. The Company did not contribute to the plan in 1999 or 2000. The employee contribution limitations are determined by formulas which limit the upper one-third of the plan members from contributing amounts that would cause the plan to be top-heavy. The employee contribution is limited to the lesser of 20% of the employee's annual compensation or $10,000.

14.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

         The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of the Company. Canadian Abraxas is jointly and severally liable for the entire balance of the Old Notes ($801,000) and the Second Lien Notes ($190.2 million) and is a guarantor of the First Lien Notes ($63.5 million). The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas because management has determined that such information is not material to the holders of the Old Notes, the First Lien Notes and the Second Lien Notes.

                                                                       December 31,
                                                                  1999               2000
                                                            -----------------   ---------------
                                                                      (In thousands)
BALANCE SHEET
     Assets
     Total current assets ..................................  $    11,777         $     7,435
     Oil and gas, and processing properties ................      164,420             148,585
     Other assets ..........................................        2,777               2,272
                                                            -----------------   ---------------
                                                              $   178,974         $   158,292
                                                            =================   ===============
     Liabilities and Stockholder's Equity
     Total current liabilities .............................  $     3,158          $    6,016
     Second Lien Notes  due 2004 ...........................       52,629              52,629
     Notes payable to Abraxas Petroleum Corporation ........       38,580              28,629
     Other liabilities .....................................       23,642              22,587
     Stockholder's equity...................................       60,965              48,431
                                                            -----------------   ---------------
                                                              $   178,974          $  158,292
                                                            =================   ===============

                                                          Year Ended              Year Ended             Year Ended
                                                       December 31, 1998       December 31, 1999      December 31, 2000
                                                    ------------------------ ---------------------- ----------------------
                                                                               (In Thousands)
     STATEMENTS OF OPERATIONS
     Revenues ......................................    $    18,624             $     33,362           $     29,866
     Operating costs and expenses ..................        (18,026)                 (31,171)               (28,305)
     Proved property impairment ....................             --                  (19,100)                    --
     Interest expense ..............................        (10,356)                 (10,093)                (8,013)
     Other income (expense).........................            191                      347                   (447)
     Income tax (expense) benefit ..................          4,158                    9,677                  1,545
                                                    ------------------------ ---------------------- ----------------------
       Net income (loss) ...........................    $    (5,409)            $    (16,978)          $     (5,354)
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

         In 2000, two customers accounted for approximately 26% of oil and natural gas production revenue, three customers accounted for approximately 59% of United States revenue and two customers accounted for approximately 36% of revenue in Canada. In 1999, three customers accounted for approximately 58% of oil and natural gas production revenues. In 1998, four customers accounted for approximately 58% of oil and natural gas production revenues and gas processing revenues.

         The Company operates in one segment. Business segment information about the Company's 1998 operations in different geographic areas is as follows:

                                              U.S.       Canada        Total
                                           ----------  ------------ -----------
                                                     (In thousands)
Revenues ...............................   $  36,267    $  23,817   $  60,084
                                           =========    =========   ==========

Operating profit (loss) ................   $ (53,016)   $     877   $ (52,139)
                                            =========   =========
General corporate ......................                               (4,361)
Net interest expense and amortization of
   deferred financing fees .............                              (31,614)
                                                                    ----------
   Loss before income taxes ............                            $ (88,114)
                                                                    ==========

Identifiable assets at December 31, 1998   $ 153,030    $ 129,301   $ 282,331
                                           =========    =========
Corporate assets .......................                                9,167
                                                                    ----------
   Total assets ........................                             $ 291,498
                                                                    ==========

Business segment information about the Company's 1999 operations in different geographic areas is as follows:

                                              U.S.       Canada        Total
                                           ----------  ------------ -----------
                                                     (In thousands)
Revenues ...............................   $  24,586    $  42,184    $  66,770
                                           =========    =========    ==========

Operating profit (loss) ................   $   7,765    $ (15,444)   $  (7,679)
                                           =========    ==========
General corporate ......................                                (3,293)
Net interest expense and amortization of
   deferred financing fees .............                               (38,064)
                                                                     ----------
   Loss before income taxes ............                             $ (49,036)
                                                                     ==========

Identifiable assets at December 31, 1999   $ 107,336    $ 206,474    $ 313,810
                                           =========    =========
Corporate assets .......................                                 8,474
                                                                     ---------
   Total assets ........................                             $ 322,284
                                                                     =========

Business segment information about the Company's 2000 operations in different geographic areas is as follows:

                                               U.S.       Canada        Total
                                           ----------  ------------ -----------
                                                     (In thousands)

Revenues ...............................   $  32,886    $  43,714   $  76,600
                                           ==========   ==========  ==========

Operating profit .......................   $  12,446    $   6,739   $  19,185
                                           =========    ==========
General corporate ......................                               (7,602)
Net interest expense and amortization of
   deferred financing fees .............                              (32,701)
Other income (net) .....................                               32,780
                                                                    ---------
   Income before income taxes and
     extraordinary items ...............                            $  11,662
                                                                    =========

Identifiable assets at December 31, 2000   $ 132,327    $ 197,229   $ 329,556
                                           =========    ==========
Corporate assets .......................                                6,004
                                                                    ---------
   Total assets ........................                            $ 335,560
                                                                    =========

16.  Commodity Swap Agreements

         The Company enters into a commodity swap agreement (Hedge Agreement) to reduce its exposure to price risk in the spot market for crude oil and natural gas. Pursuant to the Hedge Agreement, either the Company or the counterparty thereto is required to make payment to the other at the end of each month.

         In November 1996, the Company assumed swap arrangements extending through October 2001 with a counterparty involving various quantities and fixed prices. These swap arrangements provided that the Company make payments to the counterparty to the extent the market prices, determined based on the price for crude oil on the NYMEX and the Inside FERC, Tennessee Gas Pipeline Co. Texas (Zone O) price for natural gas exceeded certain fixed prices and for the counterparty to make payments to us to the extent the market prices were less than such fixed prices. The Company accounted for the related gains or losses in crude oil and natural gas revenue in the period of the hedged production. These swap arrangements terminated in January 1999 and the Company was paid $750,000 by the counterparty for such termination. This amount is included in Other Revenue in the accompanying financial statements.

         In March 1998, the Company entered into a costless collar hedge agreement with Enron Capital and Trade Resources Corp. for 2,000 Bbls of crude oil per day with a floor price of $14.00 per Bbl and a ceiling price of $22.30 per Bbl for crude oil on the NYMEX. The agreement was effective April 1, 1998 and extended through March 31, 1999. Under the terms of the agreement the Company was paid when the average monthly price for crude oil on the NYMEX was below the floor price, and the Company paid the counterparty when the average monthly price exceeded the ceiling price. For the year ended December 31, 1999 the Company realized a loss of $1.8 million on this agreement, which is accounted for in Crude Oil and Natural Gas Revenue. The Company has also entered into a costless collar hedge agreement with Barrett Resources Corporation ("Barrett") for the period November 1999 through October 2000. This agreement consisted of a swap for 1,000 Bbls per day with the Company being paid $20.30 and paying NYMEX calendar month average, and an additional 1,000 barrels per day with a floor price of $18.00 per Bbl and a ceiling of $22.00 per Bbl. The Company realized a loss from hedges of $20.2 million for the year ended December 31, 2000, which is accounted for in Oil and Gas Production Revenue.

         At year end 2000 Barrett has a swap call on either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barrett's option at fixed prices ($18.00 for crude oil or $2.60 to $2.95 for natural gas) through October 31, 2002. As of December 31, 2000, the fair market value of the remaining fixed price Hedge Agreement is a liability of approximately $38 million, of which $27 million is expected to be charged to revenues in 2001 and $11 million in 2002. See Note 1, New Accounting Pronouncement regarding adoption of SFAS 133 effective January 1, 2001.

17.  Proved Property Impairment

         In 1998 and 1999, respectively, the Company recorded write-downs of its proved crude oil and natural gas properties of approximately $61,224,000 and $19,100,000 under the ceiling limitation prescribed for companies following the full cost method of accounting for its oil and gas properties. The write-down in 1999 was related to the Company's Canadian oil and gas properties and the 1998 write-down was related to the Company's United States oil and gas properties. The write down in 1998 was due primarily to a decrease in spot market prices for the Company's crude oil and natural gas. The write-down in 1999 was due to a downward revision of the Company's proved reserves in Canada. Under full cost accounting rules, the net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling as discussed in Note 1. The risk that the Company will be required to write-down the carrying value of its crude oil and natural gas properties increases when crude oil and natural gas prices are depressed or volatile. Depending on future prices, further impairment of the Company's crude oil and natural gas properties may be required.

18.      Subsequent Event

         On January 19, 2001, the Company announced that it is in discussions concerning a stock for stock acquisition of the remaining 51% of Grey Wolf that it does not currently own.

19.  Supplemental Oil and Gas Disclosures (Unaudited)

         The accompanying table presents information concerning the Company's crude oil and natural gas producing activities as required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities are as follows:

                                                                    Years Ended December 31
                                           --------------------------------------------------------------------------
                                                          1999                                2000
                                           ------------------------------------   -----------------------------------
                                             Total         U.S.        Canada       Total        U.S.        Canada
                                           ---------   -----------   ----------  ----------   -----------  ----------
                                                                          (In thousands)

     Proved crude oil and natural
       gas properties ..................   $ 433,596    $ 266,058    $ 167,538    $ 481,802    $ 274,939    $ 206,863
     Unproved properties ...............      17,057         --         17,057       12,831         --         12,831
                                           ---------    ---------    ---------    ---------    ---------    ---------
       Total ...........................     450,653      266,058      184,595      494,633      274,939      219,694

     Accumulated depreciation,
       depletion, and
       amortization, and
       impairment ......................    (215,144)    (141,099)     (74,045)    (250,641)     (155,043)    (95,598)
                                           ---------     ---------    ---------    ---------    ---------   ---------
         Net capitalized costs .........   $ 235,509      124,959    $ 110,550    $ 243,992     $ 119,896   $ 124,096
                                           =========    =========    =========    =========     =========   =========

         Cost incurred in oil and gas property acquisitions, exploration and development activities are as follows:

                                                              Years Ended December 31
                              ---------------------------------------------------------------------------------------
                                          1998                         1999                           2000
                              ---------------------------  ------------------------------ ---------------------------
                                Total     U.S.   Canada     Total      U.S.      Canada    Total      U.S.    Canada
                              ---------- ------- --------  --------  --------   --------- --------  -------- --------
                                                                   (In thousands)
Property acquisition costs:
  Proved ..................   $ 2,729   $ 1,319   $ 1,410   $89,743   $  --     $89,743   $ 7,189   $  --     $ 7,189
  Unproved ................      --        --        --        --        --        --        --        --        --
                              -------   -------   -------   -------   -------   -------   -------   -------   -------
                              $ 2,729   $ 1,319   $ 1,410   $89,743   $  --     $89,743   $ 7,189   $  --     $ 7,189
                              =======   =======   =======   =======   =======   =======   =======   =======   =======

Property development and
  exploration costs .......   $51,821   $35,421   $16,400   $37,344   $18,901   $18,443   $64,873   $39,631   $25,242
                                        =======   =======   =======   =======   =======   =======   =======   =======

         The results of operations for oil and gas producing activities are as follows:

                                                                   Years Ended December 31
                                 -------------------------------------------------------------------------------------
                                              1998                            1999                         2000
                                 -------------------------------  ------------------------------ ---------------------------
                                    Total     U.S.      Canada      Total       U.S.    Canada    Total      U.S.    Canada
                                 ---------- -------    --------   --------    -------- --------- --------  -------- --------
                                                                    (In thousands)
Revenues ......................   $ 54,263   $ 33,705   $ 20,558    $ 59,025  $ 21,331  $ 37,694  $ 72,973   $ 32,165    $ 40,808
Production costs ..............    (16,841)   (10,299)    (6,542)    (17,938)   (6,627)  (11,311)  (18,783)    (7,755)    (11,028)
Depreciation, depletion,
  and amortization ............    (30,832)   (17,239)   (13,593)    (34,452)   (9,571)  (24,881)  (35,497)   (11,968)    (23,529)
Proved property impairment ....    (61,223)   (61,223)      --       (19,100)     --     (19,100)     --         --          --
General and administrative ....     (1,381)      (992)      (389)     (1,317)     (733)     (584)   (1,722)    (1,118)       (604)
Income taxes expense
  (benefit) ...................        (14)      --          (14)      7,455      --       7,455      (339)      --          (339)
                                  --------   --------   --------    --------  --------  --------  --------   --------    --------

Results of operations from oil
  and gas producing activities
  (excluding corporate overhead
  and interest costs) .........   $(56,028)  $(56,048)  $     20    $ (6,327) $  4,400  $(10,727) $ 16,632   $ 11,324    $  5,308
                                  ========   ========   ========    ========  ========  ========  ========   ========    ========
Depletion rate per barrel
  of oil equivalent ...........   $   5.36   $   5.26   $   5.49    $   6.34  $   4.91  $   7.13  $   8.30   $   6.19    $  10.02
                                  ========   ========   ========    ========  ========  ========  ========   ========    ========


Estimated Quantities of Proved Oil and Gas Reserves

         The following table presents the Company's estimate of its net proved crude oil and natural gas reserves as of December 31, 1998, 1999, and 2000. The Company's management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reserve engineers.

                                                    Total                United States              Canada
                                          ------------------------- ----------------------- -------------------------
                                              Liquid    Natural       Liquid      Natural      Liquid       Natural
                                           Hydrocarbons   Gas       Hydrocarbons    Gas      Hydrocarbons     Gas
                                           ------------ ----------- ------------ ---------  --------------  ---------
                                              (Barrels)   (Mcf)       (Barrels)   (Mcf)        (Barrels)      (Mcf)
                                                                       (In Thousands)
Proved developed and undeveloped reserves:
  Balance at December 31, 1997 ...........     17,777     221,314      16,261     140,295       1,516(1)      81,019 (2)
    Revisions of previous estimates ......     (3,323)     (7,834)     (3,903)    (17,501)        580          9,667
    Extensions and discoveries ...........        266      49,403         237      43,900          29          5,503
    Purchase of minerals in place ........        464      15,167         126       2,033         338         13,134
    Production ...........................     (1,596)    (24,930)     (1,322)    (11,707)       (274)       (13,223)
    Sale of minerals in place ............     (5,893)    (55,642)     (5,648)    (46,781)       (245)        (8,861)
                                              --------    --------    --------    --------     --------      --------
  Balance at December 31, 1998 ...........      7,695     197,478       5,751     110,239       1,944 (1)     87,239 (2)
    Revisions of previous estimates ......       (167)    (80,592)       1,153     (45,697)     (1,320)       (34,895)
    Extensions and discoveries ...........        354      30,305         196      24,686         158          5,619
    Purchase of minerals in place ........      3,246      58,354        --          --         3,246         58,354
    Production ...........................     (1,154)    (25,698)       (584)     (8,190)       (570)       (17,508)
    Sale of minerals in place ............       (125)    (15,542)        (95)       (621)        (30)       (14,921)
                                              --------    --------    --------    --------     --------      --------
  Balance at December 31, 1999 (3) .......      9,849     164,305       6,421      80,417       3,428 (1)     83,888 (2)
    Revisions of previous estimates ......       (216)    (21,342)         54     (13,441)       (270)        (7,901)
    Extensions and discoveries ...........        791      72,498         315      57,371         476         15,127
    Purchase of minerals in place ........        254       6,822        --          --           254          6,822
    Production ...........................       (952)    (19,963)       (539)     (8,364)       (413)       (11,599)
    Sale of minerals in place ............       (882)    (10,993)       (170)     (1,075)       (712)        (9,918)
                                              --------    --------     -------    --------    --------       --------
  Balance at December 31, 2000 ...........      8,844     191,327       6,081     114,908       2,763 (1)     76,419 (2)
                                              ========    ========    ========    ========     ========      ========

(1) Includes 475,400; 269,000 and 732,000 barrels of liquid hydrocarbon reserves owned by Grey Wolf of which approximately 244,000; 138,000 and 376,000 barrels are applicable to the minority interest's share of these reserves at December 31, 1998, 1999 and 2000, respectively.
(2) Includes 28,610; 21,710 and 21,389 MMcf of natural gas reserves owned by Grey Wolf of which 14,700; 11,140 and 10,975 MMcf are applicable to the minority interest's share of these reserves at December 31, 1998,1999 and 2000, respectively. (3) At year end 1999 excludes the Company's proportional interest in Partnership proved reserves, accounted for by the equity method, of 2.8 Mbbls of liquid hydrocarbons and 25.8 MMcf of natural gas.


                                                    Total                United States              Canada
                                          ---------------------- ----------------------- -------------------------
                                              Liquid    Natural     Liquid      Natural    Liquid       Natural
                                           Hydrocarbons   Gas     Hydrocarbons    Gas    Hydrocarbons     Gas
                                           ------------ -------- -------------- -------- --------------  ---------
                                              (Barrels)   (Mcf)    (Barrels)    (Mcf)      (Barrels)      (Mcf)
                                                                     (In Thousands)
Proved developed reserves:
  December 31, 1998 ......................     5,819   144,588        4,138     65,075        1,681       79,513
                                             =======   =======      =======    =======       =======     =======

  December 31, 1999 ......................     7,700   128,587        4,492     53,275        3,208       75,312
                                             =======   =======      =======    =======       =======     =======

  December 31, 2000 ......................     7,001   119,737        4,309     48,177        2,692       71,560
                                             =======   =======      =======    =======       =======     =======


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

         The following disclosures concerning the standardized measure of future cash flows from proved crude oil and natural gas reserves are presented in accordance with SFAS No. 69. The standardized measure does not purport to represent the fair market value of the Company's proved crude oil and natural gas reserves. An estimate of fair market value would also take into account, among other factors, the recovery of reserves not classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

         Under the standardized measure, future cash inflows were estimated by applying period-end prices at December 31, 2000, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis of the properties. Operating loss carryforwards, tax credits, and permanent differences to the extent estimated to be available in the future were also considered in the future income tax calculations, thereby reducing the expected tax expense.

         Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.



         Set forth below is the Standardized Measure relating to proved oil and gas reserves for:

                                                                                       Years Ended December 31
                            -------------------------------------------------------------------------------------------------------
                                         1998                               1999                            2000
                            --------------------------------- -------------------------------- ------------------------------------
                              Total      U.S.      Canada (1)   Total       U.S.    Canada (1)   Total         U.S.      Canada (1)
                            ---------- ----------  ---------- ---------- ---------- ---------- ------------ ------------ ----------
                                                                                          (In thousands)

Future cash inflows ....... $ 474,263  $ 268,821   $ 205,442  $ 577,407  $ 309,609  $ 267,798  $ 2,046,039  $ 1,274,871  $ 771,168
Future production and
  development costs .......  (169,736)   (99,187)    (70,549)  (181,109)   (96,302)   (84,807)    (318,130)    (254,667)   (63,463)
Future income tax expense .   (20,655)      --       (20,655)    (6,319)      --       (6,319)    (230,987)     (65,421)  (165,566)
                            ---------- ----------  ---------- ---------- ---------- ---------- ------------ ------------ ----------
Future net cash flows .....   283,872    169,634     114,238    389,979    213,307    176,672    1,496,922      954,783    542,139
Discount ..................  (102,291)   (75,389)    (26,902)  (151,528)   (90,024)   (61,504)    (721,388)    (468,663)  (252,725)
                            ---------- ----------  ---------- ---------- ---------- ---------- ------------ ------------ ----------
Standardized Measure of
  discounted future net
  cash relating to proved
  reserves................. $ 181,581  $  94,245   $  87,336  $ 238,451  $ 123,283  $ 115,168  $   775,534  $   486,120  $ 289,414
                            ========== ==========  ========== ========== ========== ========== ============ ============ ==========


At year end 1999 amounts exclude the Partnership, accounted for by the equity method, which was sold in 2000.

(1) The Standardized Measure of discounted future net cash flows relating to proved reserves includes approximately $13,000, $12,400 and $43,700 relating to minority interest.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

         The following is an analysis of the changes in the Standardized
Measure:



                                                                 Year Ended December 31
                                                ----------------------------------------------------------
                                                       1998                1999               2000
                                                ------------------- ------------------- ------------------
                                                                     (In thousands)
Standardized Measure, beginning
     of year .................................     $     252,079       $     181,581       $     238,451
   Sales and transfers of oil and gas
     produced, net of production costs .......           (37,422)            (41,086)            (54,190)
   Net changes in prices and development
     and production costs from prior year ....           (26,858)             77,060             707,755
   Extensions, discoveries, and improved
     recovery, less related costs ............            36,187              34,445             290,283
   Purchases of minerals in place ............            28,079              90,510              33,586
   Sales of minerals in place ................           (58,099)            (18,797)            (75,391)
   Revision of previous quantity estimates ...           (12,514)            (90,030)            (95,757)
   Change in future income tax expense .......           (17,727)             (6,319)           (224,668)
   Other .....................................            (9,005)             (7,071)            (68,380)
   Accretion of discount .....................            26,861              18,158              23,845
                                                ------------------- ------------------- ------------------
     Standardized Measure, end of year .......     $     181,581       $     238,451       $     775,534
                                                =================== =================== ==================
