Form 10-K/A
period 2000-12-31
ABRAXAS PETROLEUM CORP
filed 2001-04-25
CIK 867665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-K/A Number 1
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 22, 2001, based upon the closing per share price of $4.75, was approximately $94,551,000 on such date.

         The number of shares of the issuer's common stock, par value $.01 per share, outstanding as of March 22, 2001 was 22,593,969 shares of which 19,905,411 shares were held by non-affiliates.

Explanatory Note: This Form 10-K/A Number 1 is being filed in order to include information required by Items 10-13 originally intended to be incorporated by reference to the information to be included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning the current directors and executive officers of the Company:


  Nameb                               Age                          Office                         Term Expires at
  ------------------------------     ----    -------------------------------------------------   -----------------
                                                                                                 Annual Meeting in
                                                                                                 -----------------
  Robert L. G. Watson.......           50    Chairman of the Board, President and Chief                 2001
                                             Executive Officer
  Chris E. Williford........           50    Executive Vice President, Chief Financial Officer          --
                                             and Treasurer
  Robert W. Carington, Jr.             39    Executive Vice President                                   --
  Craig S. Bartlett, Jr.....           67    Director                                                   2002
  Franklin A. Burke.........           67    Director                                                   2003
  Ralph F. Cox .............           68    Director                                                   2002
  Frederick M. Pevow, Jr....           38    Director                                                   2002
  James C. Phelps...........           78    Director                                                   2001
  Joseph A. Wagda...........           57    Director                                                   2002


         Robert L. G. Watson has served as Chairman of the Board, President, Chief Executive Officer and a director of Abraxas since 1977. Since May 1996, Mr. Watson has also served as Chairman of the Board and a director of Grey Wolf Exploration Inc, Abraxas' 49%-owned subsidiary. In November 1996, Mr. Watson was elected Chairman of the Board, President and as a director of Canadian Abraxas Petroleum Limited, Abraxas' wholly owned Canadian subsidiary. Prior to joining Abraxas, Mr. Watson was employed in various petroleum engineering positions with Tesoro Petroleum Corporation, a crude oil and natural gas exploration and production company, from 1972 through 1977, and DeGolyer and MacNaughton, an independent petroleum engineering firm, from 1970 to 1972. Mr. Watson received a Bachelor of Science degree in Mechanical Engineering from Southern Methodist University in 1972 and a Master of Business Administration degree from the University of Texas at San Antonio in 1974.

         Chris E. Williford was elected Vice President, Treasurer and Chief Financial Officer of Abraxas in January 1993, and as Executive Vice President and a director of Abraxas in May 1993. In November 1996, Mr. Williford was elected Vice President and Assistant Secretary of Canadian Abraxas. In December 1999, Mr. Williford resigned as a director of Abraxas. Prior to joining Abraxas, Mr. Williford was Chief Financial Officer of American Natural Energy Corporation, a crude oil and natural gas exploration and production company, from July 1989 to December 1992 and President of Clark Resources Corp., a crude oil and natural gas exploration and production company, from January 1987 to May 1989. Mr. Williford received a Bachelor of Science degree in Business Administration from Pittsburgh State University in 1973.

         Robert W. Carington, Jr. was elected Executive Vice President and a director of Abraxas in July 1998. In December 1999, Mr. Carington resigned as a director of Abraxas. Prior to joining Abraxas, Mr. Carington was a Managing Director with Jefferies & Company, Inc. Prior to joining Jefferies & Company, Inc. in January 1993, Mr. Carington was a Vice President at Howard, Weil, Labouisse, Friedrichs, Inc. Prior to joining Howard, Weil, Labouisse, Friedrichs, Inc., Mr. Carington was a petroleum engineer with Unocal Corporation from 1983 to 1990.

         Craig S. Bartlett Jr., a director of Abraxas since December 1999, has over forty years of commercial banking experience, the most recent being with National Westminster Bank USA, rising to the position of Executive Vice President, Senior Lending Officer and Chairman of the Credit Policy Committee. Mr. Bartlett continues to serve on numerous boards and is active in independent consulting roles. Mr. Bartlett is a graduate of Princeton University with an advanced Management Degree from Pennsylvania State University.

         Franklin A. Burke, a director of Abraxas since June 1992, has served as President and Treasurer of Venture Securities Corporation since 1971, where he is in charge of research and portfolio management. He has also been a general partner and director of Burke, Lawton, Brewer & Burke, a securities brokerage firm, since 1964, where he is responsible for research and portfolio management. Mr. Burke also serves as a director of NB Instruments, Inc., an instrument products company, Omega Institute, a job training entity, Suburban Community Bank, and Starkey Chemical Process Co., a chemical processing company. Mr. Burke received a Bachelor of Science degree in Finance from Kansas State University in 1955, a Master's degree in Finance from University of Colorado in 1960 and studied at the graduate level at the London School of Economics from 1962 to 1963.

         Ralph F. Cox, a director of Abraxas since December 1999, has over 45 years of oil and gas industry experience, over thirty of which was with Arco. Mr. Cox retired from Arco in 1985 after having become Vice Chairman. Mr. Cox then joined what is now Union Pacific Resources, retiring in 1989 as President and Chief Operating Officer. Mr. Cox then joined Greenhill Petroleum Corporation as President until leaving in 1994 to pursue his consulting business. Mr. Cox has in the past and continues to serve on many boards including Arco, Fidelity Investments, and the Kansas City Federal Reserve Board. Mr. Cox earned Petroleum and Mechanical Engineering degrees from Texas A&M University with advanced studies at Emory University.

         Frederick M. Pevow, Jr., a director of Abraxas since December 1999, has almost fifteen years of investment banking experience with firms such as Smith Barney, Dillon Read, Salomon Smith Barney, and most recently CIBC World Markets where he was Managing Director and headed the worldwide Investment Banking practice covering the oilfield services and equipment industries. Mr. Pevow currently pursues capital market transactions through Pevow & Associates, a boutique investment and merchant-banking firm. Mr. Pevow holds an undergraduate degree from the University of Texas with further studies at Rice University.

         James C. Phelps, a director of Abraxas since December 1983, has been a consultant to crude oil and natural gas exploration and production companies such as Panhandle Producing Company and Tesoro Petroleum Corporation since April 1981. Mr. Phelps has served as a director of Grey Wolf since January 1996. From April 1995 to May 1996, Mr. Phelps served as Chairman of the Board and Chief Executive Officer of Grey Wolf, and from January 1996 to May 1996, he served as President of Grey Wolf. From March 1983 to September 1984, he served as President of Osborn Heirs Company, a privately owned crude oil exploration and production company based in San Antonio. Mr. Phelps was President and Chief Operating Officer of Tesoro Petroleum Corporation from 1971 to 1981 and prior to that was Senior Vice President and Assistant to the President of Continental Oil Company. He received a Bachelor of Science degree in Industrial Engineering and a Master of Science degree in Industrial Engineering from Oklahoma State University.

         Joseph A. Wagda, a director of Abraxas since December 1999, has had a varied twenty-five year career involving the financial and legal aspects of private and corporate business transactions. Currently Mr. Wagda is Chairman, Chief Executive Officer and a director of BrightStar Technology Group, Inc., and is also an attorney and president of Altamont Capital Management, Inc. Mr. Wagda's business expertise emphasizes special situation consulting and investing, including involvement in distressed investments and venture capital opportunities. Previously, Mr. Wagda was a senior managing director and co-founder of the Price Waterhouse corporate finance practice. He also served with the finance staff of Chevron Corporation and in the general counsel's office at Ford Motor Company. Mr. Wagda received an undergraduate degree from Fordham College, a Masters of Business Administration, with distinction, from the Johnson Graduate School of Management, Cornell University, and a JD, with honors, from Rutgers University.

Information Concerning Directors

         During the fiscal year ended December 31, 2000, the Board of Directors held twelve meetings. All directors attended each of these meetings with the following exception: Mr. Pevow missed one meeting. During 2000, Abraxas' directors other than Mr. Watson received compensation for service to Abraxas as a director. See "Executive Compensation -- Compensation of Directors." Directors also received reimbursement of travel expenses to attend meetings of the Board of Directors.

         Neither the nominees for director nor any of the continuing directors of Abraxas has a family relationship with any of the other executive officers or other nominees for director. Except for Craig S. Bartlett, Jr., who is a director of NVR, Inc., Janus Hotels & Resorts, Inc., New ICO Global Communications (Holdings) Limited and Purina Mills Inc., Ralph F. Cox, who is a director of Waste Management, Inc., CH2M Hill Companies and a trustee of the Fidelity Funds, and Joseph A. Wagda, who is Chairman, CEO and a director of BrightStar Information Technology Group, Inc., neither the nominees nor any of the continuing directors is a director of any other company which has a class of securities registered under, or is required to file reports under, the Securities Exchange Act of 1934 or of any company registered under the Investment Company Act of 1940.

         Abraxas believes, based solely on its review of the copies of Section 16(a) forms furnished to it and written representations from executive officers and directors, that all Section 16(a) filing requirements have been fulfilled. In making this disclosure, Abraxas has relied solely on written representations of its directors and executive officers (and its ten percent stockholders) and copies of the reports that they have filed with the Securities and Exchange Commission.

Committees Of The Board Of Directors

         The Audit Committee of the Board of Directors, which consists of Messrs. Phelps, Bartlett, Burke and Wagda, met three times during 2000. The functions of the Audit Committee are to recommend the appointment of Abraxas' independent auditors, to review the arrangements for and the scope of the annual audit and to review internal accounting controls.

         The Compensation Committee of the Board of Directors, which consists of Messrs. Phelps, Cox and Pevow, met twice during 2000. The functions of the Compensation Committee are to review and make recommendations concerning the compensation of Abraxas' executive and non-executive officers. The Compensation Committee also administers Abraxas' 1984 Incentive Stock Option Plan, 1984 Nonqualified Stock Option Plan, 1993 Key Contributor Stock Option Plan, 1994 Long Term Incentive Plan and 2000 long Term Incentive Plan.

         The Nominating Committee of the Board of Directors did not meet during 2000. In connection with Abraxas' exchange offer in 1999, the members of the Nominating Committee resigned from the Board of Directors. Since that time, the

Board of Directors has not appointed members to the Nominating Committee. The function of the Nominating Committee is to seek out, evaluate and recommend to the Board qualified nominees for election as directors of the Company and to consider other matters pertaining to the size and composition of the Board. The Nominating Committee will give appropriate consideration to qualified persons recommended by stockholders for nomination as directors of the Company provided that such recommendations are accompanied by information sufficient to enable the Nominating Committee to evaluate the qualifications of the nominee.


Item 11. Executive Compensation

Compensation Summary

         The following table sets forth a summary of compensation for the fiscal years ended December 31, 1998, 1999 and 2000 paid by Abraxas to Robert L.G. Watson, Abraxas' Chairman of the Board, President and Chief Executive Officer, Chris E. Williford, Abraxas' Executive Vice President, Chief Financial Officer and Treasurer, Robert W. Carington, Jr., Abraxas' Executive Vice President, Lee
T. Billingsley, Abraxas' Vice President-Exploration, and to William H. Wallace, Abraxas' Vice President-Operations.

SUMMARY COMPENSATION TABLE

                                                                                   Long Term
                                                                                  Compensation
                                                                                 -----------------
                                              Annual Compensation                    Awards
                                ------------------------------------------------ -----------------
                                                                                     Options
Name and Principal                                                                    /SARs
Position                        Year         Salary ($)           Bonus ($)            (#)
------------------------------- -------- -------------------- ------------------- ----------------
Robert L. G. Watson,  Chairman  1998          $253,367               $ 0              140,000(1)
of the Board and President                                                              6,731(2)
                                1999          $259,615             $43,750              4,688(3)
                                2000          $259,615             $29,175            962,562

Chris E. Williford,             1998          $155,770               $ 0               35,000
Executive Vice President,       1999          $155,769             $26,250                  0
Chief Financial Officer         2000          $155,769             $17,505            392,701
and Treasurer

Robert  W.   Carington,   Jr.,  1998          $103,846               $ 0              320,000
Executive Vice President        1999          $207,629             $35,000                  0
                                2000          $207,629             $23,340            549,456

Lee T. Billingsley              1998          $ 31,154               $ 0                    0
Vice President - Exploration    1999          $124,615             $22,500             30,000
                                2000          $134,077             $22,004             97,972

William H. Wallace,             1998          $ 94,404             $ 8,850             12,500
Vice President - Operations     1999          $109,440             $13,750             30,000
                                2000          $131,577             $ 9,425             97,972
------------------------------- -------- -------------------- ------------------- ----------------

(1)      Options to purchase Abraxas common stock.
(2) On March 23, 1998, Mr. Watson was granted options to purchase 6,731 shares of Grey Wolf Exploration Inc., Abraxas' 49% owned Canadian subsidiary, at an exercise price of $3.90(Cdn) per share.
(3) On January 7, 1999, Mr. Watson was granted options to purchase 4,688 shares of Grey Wolf Exploration at an exercise price of $3.20(Cdn) per share.


Grants of Stock Options and Stock Appreciation Rights During the Fiscal Year Ended December 31, 2000

         Pursuant to the Abraxas Petroleum Corporation 1984 Incentive Stock Option Plan (the "ISO Plan"), the Abraxas Petroleum Corporation 1993 Key Contributor Stock Option Plan (the "1993 Plan"), the Abraxas Petroleum Corporation 1994 Long Term Incentive Plan (the "LTIP"), and the Abraxas Petroleum Corporation 2000 Long Term Incentive Plan (the "2000 Plan"), Abraxas grants to its employees and officers (including its directors who are also employees) incentive stock options and non-qualified stock options. The ISO Plan, the 1993 Plan, the LTIP and 2000 Plan are administered by the Compensation Committee which, based upon the recommendation of the Chief Executive Officer, determines the number of shares subject to each option.

         The table below contains certain information concerning stock options granted to Messrs. Watson, Williford, Carington, Wallace and Dr. Billingsley during 2000:

   OPTION GRANTS IN FISCAL YEAR
   --------------------------------------------------------------------------------------------------------------

                                                                                  Potential  Realizable Value
                                % of Total                                        at Assumed  Annual Rates of
                                Options          Exercise                         Stock  Price   Appreciation
                     Options    Granted to       Price Per      Expiration Date   for Option Term
   Name              Granted    Employees        Share
                       (1)
                                                                                       5%            10%
   =============== ============ ================ ============== ================= ============= ==============
   Robert    L.G.    842,562         37.61           $5.03           3/1/10       0             0
   Watson
                     120,000         5.36            $1.38          5/26/10       $104,400      $264,000

   Chris             352,701         15.74           $5.03           3/1/10       0             0
   E. Williford
                     40,000          1.79            $1.38          5/26/10       $34,800       $88,000

   Robert      W.    509,456         22.74           $5.03           3/1/10       0             0
   Carington, Jr.
                     40,000          1.79            $1.38          5/26/10       $34,800       $88,000

   Lee         T.    97,972          4.37            $5.03           3/1/10       0             0
   Billingsley

   William     H.    97,972          4.37            $5.03           3/1/10       0             0
   Wallace

 (1) One-fourth of the options become exercisable on each of the first four anniversaries of the date of grant.

Aggregated Option Exercises in Fiscal 2000 and Fiscal Year End Option Values

         The table below contains certain information concerning exercises of stock options during the fiscal year ended December 31, 2000, by Messrs. Watson, Williford, Carington, Wallace and Dr. Billingsley and the fiscal year end value of unexercised options held by Messrs. Watson, Williford, Carington, Wallace and Dr. Billingsley.


                                                                                                 Value of
                                                                          Number of              Unexercised
                                                                          Unexercised Options    In-the-Money
                                                                          on December 31, 2000   Options on
                                                                          (#)                    December 31,
                              Shares Acquired By                          Exercisable/           2000 ($)
                                 Exercise (#)       Value Realized ($)    Unexercisable          Exercisable/
                                 ------------       --------------        -------------
Name                                                                                             Unexercisable

Robert L. G. Watson                     0                     0           370,000/               0/0(1) (3)
                                                                          1,032,562(1)
                                                                          84,538/
                                                                          6,881(2)               0/0(2)

Chris E. Williford                      0                     0           131,250/               0/0(3)
                                                                          416,451

Robert W. Carington, Jr.                0                     0           160,000/               0/0(3)
                                                                          709,456

Lee T. Billingsley                      0                     0           36,500/                $89,555/$134,105
                                                                          149,472

William H. Wallace                      0                     0           21,750/                $55,335/$81,325
                                                                          126,722

(1)      Options held by Mr. Watson to purchase shares of Abraxas common stock.

(2)      Options held by Mr. Watson to purchase share of Grey Wolf common stock.

(3) On March 25, 1999 all existing options with exercise prices greater than $2.06 were reduced to $2.06 under a plan approved by the Company's Board of Directors. However, all options repriced for Messrs. Watson, Williford and Carington were not exercisable until Abraxas' common stock closed daily trading at a price greater than or equal to $4.12 per share for 10 days out of any 30 day trading period. This $4.12 threshold was not achieved by December 31, 2000 thus at that time none of Messrs. Watson, Williford or Carington's repriced options were exercisable. The $4.12 threshold was achieved on January 4, 2001.



Long Term Incentive Plan Awards During the Fiscal Year Ended December 31, 2000

         Abraxas did not make any awards to any of Messrs. Watson, Williford, Carington, Wallace and Dr. Billingsley under a long-term incentive plan during the fiscal year ended December 31, 2000.

Employment Agreements

         Abraxas has entered into employment agreements with each of Messrs. Watson, Williford, Carington, Wallace and with Dr. Billingsley pursuant to which each of Messrs. Watson, Williford, Carington, Wallace and Dr. Billingsley will receive compensation as determined from time to time by the Board in its sole discretion.

         The employment agreements for Messrs. Watson, Williford, and Carington are scheduled to terminate on December 21, 2002, and shall be automatically extended for additional one-year terms unless Abraxas gives Messrs. Watson, Williford, and Carington 120 days notice prior of the expiration of the original term or any extension thereof of its intention not to renew the employment agreement. If, during the term of Messrs. Watson's, Williford's or Carington's employment agreements, Messrs. Watson's, Williford's or Carington's employment is terminated other than for cause or disability, by reason of Messrs. Watson's, Williford's or Carington's death or retirement or by Messrs. Watson, Williford or Carington, as the case may be, other than for good reason, then Messrs. Watson, Williford or Carington, as the case may be, will be entitled to receive a lump sum payment equal to the greater of (a) his annual base salary for the last full year during which he was employed by Abraxas or (b) his annual base salary for the remainder of the term of each of their respective employment agreements.

         If a change of control occurs during the term of Messrs. Watson's, Williford's or Carington's employment agreements, and if subsequent to such change of control, Messrs. Watson's, Williford's, or Carington's employment is terminated other than for cause or disability, by reason of Messrs. Watson's, Williford's or Carington's death or retirement or by Messrs. Watson, Williford or Carington, as the case may be, other than for good reason, then Mr. Watson will be entitled to the following:

         (1) if such termination occurs prior to the end of the first year of the initial term of his employment agreement, a lump sum payment equal to five
(5) times his annual base salary;

         (2) if such termination occurs after the end of the first year of the initial term of his employment agreement but prior to the end of the second year of the initial term of his employment agreement, a lump sum payment equal to four' (4) times his annual base salary;

         (3) if such termination occurs after the end of the second year of the initial term of his employment agreement but prior to the end of the third year of the initial term of his employment agreement, a lump sum payment equal to three (3) times his annual base salary; and

         (4) if such termination occurs after the end of the third year of the initial term of his employment agreement a lump sum payment equal to 2.99 times his annual base salary.

         Under such circumstances, Messrs. Williford and Carington will be entitled to the following:

         (1) if such termination occurs prior to the end of the first year of the initial term of his respective employment agreement, a lump sum payment equal to four' (4) times his annual base salary;

         (2) if such termination occurs after the end of the first year of the initial term of his respective employment agreement but prior to the end of the second year of the initial term of his respective employment agreement, a lump sum payment equal to three (3) times his annual base salary; and

         (3) if such termination occurs after the end of the second year of the initial term of his respective employment agreement, a lump sum payment equal to
2.99 times his annual base salary. The Company has entered into employment agreements with Mr. Wallace and Dr. Billingsley, which were scheduled to terminate on December 31, 1998 for Dr. Billingsley and December 31, 2000 for Mr. Wallace, but were automatically extended for one year and will terminate on December 31, 2001, and may be automatically extended for an additional year if by December 1 of the prior year neither the Company nor Mr. Wallace or Dr. Billingsley, as the case may be, has given notice that he or it, as the case may be, does not wish to extend the term. Except in the event of a change in control, at all times during the term of the employment agreements, each of Mr. Wallace's and Dr. Billingsley's employment is at will and may be terminated by the Company for any reason without notice or cause. If a change in control occurs during the term of the employment agreement or any extension thereof, the expiration date of Mr. Wallace's and Dr. Billingsley's employment agreement is automatically extended to a date no earlier than three years following the effective date of such change in control. If, following a change in control, Mr. Wallace's or Dr. Billingsley's employment is terminated other than for cause (as defined in each of the employment agreements) or disability (as defined in each of the employment agreements), by reason of Mr. Wallace's or Dr. Billingsley's death or retirement or by Mr. Wallace or Dr. Billingsley, as the case may be, other than for good reason (as defined in each of the employment agreements), then Mr. Wallace and Dr. Billingsley will each be entitled to receive a lump sum payment equal to three times his annual base salary.

         If any lump sum payment to Messrs. Watson, Williford, Carington, Wallace or Dr. Billingsley would individually or together with any other amounts paid or payable constitute an "excess parachute payment" within the meaning of
Section 280G of the Internal Revenue Code of 1986, as amended, and applicable regulations there under, the amounts to be paid will be increased so that Messrs. Watson, Williford, Carington, Wallace or Dr. Billingsley, as the case may be, will be entitled to receive the amount of compensation provided in his contract after payment of the tax imposed by Section 280G.

Compensation Committee Interlocks and Insider Participation

         In January 1996, the Company invested $3.0 million in Grey Wolf Exploration Ltd. ("Ltd"), a privately held Canadian corporation, which, in turn, invested these proceeds in newly-issued shares of Cascade Oil & Gas, Ltd. ("Cascade"), an Alberta-based corporation whose common shares were traded on The Alberta Stock Exchange. In November 1997, Ltd. merged with Cascade, which later changed its name to Grey Wolf Exploration Inc. The Company owns approximately 49% of the outstanding capital stock of Grey Wolf. The shares of Grey Wolf are traded on the Toronto Stock Exchange under the symbol "GWX." Grey Wolf manages the operations of Canadian Abraxas pursuant to a management agreement between Canadian Abraxas and Grey Wolf. See "Certain Relationships and Related Transactions." Under the management agreement, Canadian Abraxas reimburses Grey Wolf for reasonable costs or expenses attributable to Canadian Abraxas and for administrative expenses based upon the percentage that Canadian Abraxas' gross revenue bears to the total gross revenue of Canadian Abraxas and Grey Wolf.


         Mr. Phelps, a member of the Compensation Committee of the Abraxas Board of Directors during 2000, served as a director of Grey Wolf during 2000. Mr. Phelps served as Chief Executive Officer of Ltd from April 1995 to May 1996 and as President of Cascade from January 1996 to May 1996. Mr. Phelps also served as a director of Ltd until 1997 when Ltd was merged into Cascade. Mr. Phelps has served as a director of Grey Wolf and its predecessor, Cascade, since 1997.


         Mr. Watson, the Company's President, Chief Executive Officer and Chairman of the Board, served as Chairman of the Board, Chief Executive Officer and a director of Grey Wolf during 2000.


Compensation of Directors

         Non-Qualified Stock Option Plan. Messrs. Burke and Phelps have previously been granted options to purchase 8,900 shares of Common Stock under Abraxas' 1984 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). There are currently outstanding options to purchase 8,900 shares of Common Stock under the Non-Qualified Plan. Mr. Burke holds an option to purchase 8,900 shares of Common Stock at an exercise price of $2.06 per share.

         Other Compensation. During 2000, each director who was not an employee of the Company or its affiliates, received an annual fee of $8,000 plus $1,000 for each Board meeting attended and $500 for each committee meeting attended. Total fees earned in 2000 were $127,500. Except for the foregoing, the directors of Abraxas received no other compensation for services as directors, except for reimbursement of travel expenses to attend Board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Based upon information received from the persons concerned, each person known to Abraxas to be the beneficial owner of more than five percent of the outstanding shares of Abraxas' Common Stock, each director, each of the named executive officers and all of Abraxas' directors and officers as a group, owned beneficially as of March 31, 2001, the number and percentage of outstanding shares of Abraxas' Common Stock indicated in the following table:


Name and Address of
Beneficial Owner                                            Number of Shares (1)       Percentage
----------------------------------------------------       ----------------------     ------------
Franklin Resources, Inc.                                          1,461,476(2)              6.46%
     777 Mariners Island Blvd., 6th Floor
     San Mateo, CA  94404

Robert L. G. Watson                                                 918,514(3)              3.96%

Franklin A. Burke                                                   610,084(4)              2.70

James C. Phelps                                                     193,961(5)                *

Chris E. Williford                                                  252,428(6)                *

Lee T. Billingsley                                                  113,268(7)                *

Robert W. Carington, Jr.                                            348,882(8)                *

William H. Wallace                                                   51,893(9)                *

Craig S. Bartlett, Jr.                                               26,750(10)               *

Ralph F. Cox                                                       118,750(10)                *

Frederick M. Pevow, Jr.                                              18,750(10)               *

Joseph A. Wagda                                                      18,750(10)               *

All Officers and Directors as a                                   2,676,030                11.16%
Group (11 persons)
---------
    *  Less than 1%


(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2) Owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries (the "Adviser Subsidiaries") of Franklin Resources, Inc. ("FRI"). Such advisory contracts grant to such Adviser Subsidiaries all investment and/or voting power over the securities owned by such advisory clients.

The voting and investment powers held by Franklin Mutual Advisers, LLC ("FMA"), formerly Franklin Mutual Advisers, Inc., an indirect wholly owned investment advisory subsidiary of FRI, are exercised independently from FRI and from all other investment advisor subsidiaries of FRI (FRI, its affiliates and investment advisor subsidiaries other than FMA are collectively referred to herein as "FRI affiliates"). Furthermore, FMA and FRI internal policies and procedures establish informational barriers that prevent the flow between FMA and the FRI affiliates of information that relates to the voting and investment powers over the securities owned by their respective advisory clients.

Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders") each own in excess of 10% of the outstanding Common Stock of FRI and are the principal shareholders of FRI. FRI and the Principal Shareholders may be deemed to be, for purposes of Rule 13d-3 under the Securities and Exchange Act of 1934, the beneficial owner of securities held by persons and entities advised by FRI subsidiaries. FRI, the Principal Shareholders and each of the Adviser Subsidiaries disclaim any economic interest of beneficial ownership in any of the securities covered by this statement.

FRI, the Principal Shareholders, and each of the Adviser Subsidiaries are of the view that they are not acting as a "group" for purposes of Section 13(d) under the 1934 Act and that they are not otherwise required to attribute to each other the "beneficial ownership" of securities held by any of them or by any persons or entities advised by FRI subsidiaries.

(3) Includes 34,209 shares issuable upon exercise of options granted pursuant to the 1993 Plan, 360,791 shares issuable upon exercise of options granted pursuant to the LTIP, and 210,640 shares issuable upon exercise of options granted pursuant to the 2000 Plan. Does not include a total of 75,880 shares owned by the Robert L. G. Watson, Jr. Trust and the Carey B. Watson Trust, the trustees of which are Mr. Watson's Brothers and the beneficiaries of which are Mr. Watson's children. Mr. Watson disclaims beneficial ownership of the shares owned by these trusts.

(4) Includes 8,900 shares issuable upon exercise of options granted pursuant to the Non-Qualified Plan and 15,750 shares issuable upon exercise of options granted pursuant to the Amended and Restated Director Stock Option Plan (the "Director Option Plan").

(5) Includes 150,000 shares owned by Marie Phelps, Mr. Phelps' wife, 15,750 shares issuable upon exercise of options granted pursuant to the Director Option Plan and 1,500 shares issuable upon exercise of options granted pursuant to an option agreement.

(6) Includes 1,786 shares issuable upon exercise of options pursuant to the ISO Plan, 18,214 shares issuable upon exercise of options granted pursuant to the 1993 Plan, 121,250 shares issuable upon exercise of options granted pursuant to the LTIP and 88,175 shares issuable upon exercise of options granted pursuant to the 2000 Plan.

(7) Includes 36,500 shares issuable upon exercise of options granted pursuant to the LTIP, 1,000 shares in a retirement account and 24,493 shares issuable upon exercise of options granted pursuant to the 2000 Plan.

(8) Includes 160,000 shares issuable upon exercise of options granted pursuant to the LTIP and 127,364 shares issuable upon exercise of options granted pursuant to the 2000 Plan.

(9) Includes 10,750 shares issuable upon exercise of options granted pursuant to the LTIP.

(10) Includes 18,750 shares issuable upon exercise of certain option agreements.


Item 13. Certain Relationships and Related Transactions

         Wind River Resources Corporation ("Wind River"), all of the capital stock of which is owned by Mr. Watson, owns a twin-engine airplane. The airplane is available for business use by employees of Abraxas from time to time at Wind River's cost. Abraxas paid Wind River a total of $336,000 for use of the plane during 2000.

         Grey Wolf Exploration Inc., Abraxas' 49%-owned subsidiary, owns a 10% interest in certain producing properties owned by Canadian Abraxas' wholly-owned subsidiary Canadian Abraxas Petroleum Limited and in Canadian Abraxas' natural gas processing plants and manages the operations of Canadian Abraxas pursuant to a management agreement between Canadian Abraxas and Grey Wolf. Under the management agreement, Canadian Abraxas reimburses Grey Wolf for reasonable costs or expenses attributable to Canadian Abraxas and for administrative expenses based upon the percentage that Canadian Abraxas' gross revenue bears to the total gross revenue of Canadian Abraxas and Grey Wolf. In 2000, Canadian Abraxas paid CDN $3,456,023 to Grey Wolf pursuant to the management agreement.

         Abraxas  has  adopted  a policy  that  transactions,  including  loans, between Abraxas and its officers, directors, principal stockholders, or affiliates of any of them, will be on terms no less favorable to Abraxas than can be obtained on an arm's length basis in transactions with third parties and must be approved by the vote of at least a majority of the disinterested directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ABRAXAS PETROLEUM CORPORATION

     By:  /s/ Robert L.G. Watson             By: /s/ Chris Williford
         --------------------------------       ---------------------------
          President and Principal               Exec. Vice President and
          Executive Officer                     Principal Financial and
                                                Accounting Officer


         DATED: April 25, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                     Name and Title                Date
----------------------------     -----------------------------  ---------------

/s/ Robert L.G. Watson           Chairman of the Board,          April 25, 2001
----------------------------     President (Principal Executive
Robert L.G. Watson               Officer) and Director


/s/ Chris Williford              Exec. Vice President and        April 25, 2001
-----------------------------    Treasurer (Principal Financial
Chris Williford                  and Accounting Officer)


/s/Craig S. Bartlett, Jr.        Director                        April 25, 2001
-----------------------------
Craig S. Bartlett, Jr.

/s/ Franklin A. Burke            Director                        April 25, 2001
-----------------------------
Franklin Burke

/s/ Ralph F. Cox                 Director                        April 25, 2001
-----------------------------
Ralph F. Cox

/s/ Fredrick M. Pevow, Jr.       Director                        April 25, 2001
---------------------------
Fredrick M. Pevow, Jr.

/s/ James C. Phelps              Director                        April 25, 2001
---------------------------
James C. Phelps

/s/ Joseph A. Wagda              Director                        April 25, 2001
-----------------------------
Joseph A. Wagda