Form 10-Q
period 2001-03-31
ABRAXAS PETROLEUM CORP
filed 2001-05-15
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                             FORM10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

     The number of shares of the issuer's common stock outstanding as of May 10, 2001, was:

        Class                                          Shares Outstanding

    Common Stock, $.01 Par Value                          22,599,219





                                     1 of 26

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX



                                     PART I
                              FINANCIAL INFORMATION



ITEM 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets - March 31, 2001
                           and December 31, 2000.............................3
                  Consolidated Statements of Operations -
                           Three Months Ended March 31, 2001 and 2000........5
                  Consolidated Statement of  Stockholders Equity (Deficit)
                           March 31, 2001 and December 31, 2000..............6
                  Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 2001 and 2000........7
                  Notes to Consolidated Financial Statements.................9

ITEM 2 -          Managements Discussion and Analysis of Financial
                            Condition andResults of Operations..............17

ITEM 3 -          Quantitative and Qualitative Disclosure about
                            Market Risks....................................23

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal proceedings 25
ITEM 2 - Changes in Securities.............................................25
ITEM 3 - Defaults Upon Senior Securities...................................25
ITEM 4 - Submission of Matters to a Vote of Security Holders...............25
ITEM 5 - Other Information 25
ITEM 6 - Exhibits and Reports on Form 8-K..................................25

              Signatures   ................................................26

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                              March 31,  December 31,
                                                                2001         2000
                                                            (Unaudited)
                                                            ----------- ------------
                                                                   (In Thousands)
Assets:
Current assets:
   Cash ..................................................   $  2,068        $  2,004
   Accounts receivable, less allowances for doubtful
     accounts:
          Joint owners ...................................      2,737           3,771
          Oil and gas production .........................     11,070          16,106
          Other ..........................................        550             841
                                                             --------       ---------
                                                               14,357          20,718

  Equipment inventory ....................................      1,353           1,411
  Other current assets ...................................        212             179
  Deferred tax asset .....................................      3,352            --
                                                             --------       ---------
Total current assets .....................................     21,342          24,312

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved .............................................    486,632         481,802
      Unproved, not subject to amortization ..............     12,079          12,831
   Other property and equipment ..........................     64,052          63,720
                                                             --------       ---------
           Total .........................................    562,763         558,353
      Less accumulated depreciation, depletion, and
        amortization .....................................    257,686         253,569
                                                             --------       ---------
      Total property and equipment - net .................    305,077         304,784

Deferred financing fees, net of accumulated
  amortization of $7,372 and $6,917 at
  March 31, 2001 and December 31, 2000,
  respectively ...........................................      5,087           5,556
                                                              -------      ----------
Other assets .............................................      2,468             908
                                                             --------      ----------
  Total assets ...........................................   $333,974        $335,560
                                                             ========      ==========




           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                               March 31,  December 31,
                                                                2001         2000
                                                            (Unaudited)
                                                         -------------- --------------
                                                                (In Thousands)
Liabilities and Shareholder's Equity (Deficit)
Current liabilities:
  Accounts payable ...................................   $  13,213          $  22,721
  Oil and gas production payable .....................       9,899              6,281
  Accrued interest ...................................       9,524              6,079
  Other accrued expenses .............................       1,133              1,932
  Hedge liability ....................................      17,724               --
  Current maturities of long-term debt ...............         884              1,128
                                                         ---------         ----------
            Total current liabilities ................      52,377             38,141

Long-term debt .......................................     266,786            266,441

Deferred income taxes ................................      22,696             21,079

Hedge liability ......................................       7,666               --

Future site restoration ..............................       4,218              4,305

Minority interest in foreign subsidiary ..............      13,215             12,097

Shareholders' equity (deficit):
  Common Stock, par value $.01 per share-
    Authorized 50,000,000 shares; issued,
    22,765,102 and 22,759,852 shares at
    March 31, 2001 and December 31, 2000, respectively         227                227
  Additional paid-in capital .........................     131,350            130,409
  Accumulated deficit ................................    (131,121)          (131,376)
Treasury stock, at cost, 165,883 shares
    at March 31, 2001 and December 31, 2000 ..........        (964)              (964)
Accumulated other comprehensive loss .................     (32,476)            (4,799)
                                                         ---------         ----------
Total shareholders' equity (deficit) .................     (32,984)            (6,503)
                                                         ---------         ----------
Total liabilities and shareholders' equity (deficit) .   $ 333,974          $ 335,560
                                                         =========         ==========




           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                       --------------------------------------
                                                                               2001               2000
                                                                        ----------------     ----------------
                                                                       (In thousands except per share data)
Revenue:
   Oil & gas production revenues.....................................  $          28,249  $           15,626
   Gas processing revenue                                                            436                757
   Rig revenues......................................................                183                 131
   Other.............................................................                218                 203
                                                                          ---------------    ----------------
                                                                                  29,086              16,717
Operating costs and expenses:
   Lease operating and production taxes..............................              4,859               4,629
   Depreciation, depletion and amortization..........................              8,841               8,948
   Rig operations....................................................                153                 188
   General and administrative.......................................               2,109               1,439

   General and administrative (Stock-based Compensation)............                 931                   -
                                                                          ---------------    ----------------
                                                                                  16,893              15,204
                                                                          ---------------    ----------------
Operating Income  ...................................................             12,193               1,513

Other (income) expense
   Interest income...................................................                (16)               (59)
   Interest expense     .............................................              7,781               7,773
   Amortization of deferred financing fees...........................                455                 507
   Gain on sale of equity investment.................................                  -             (33,983)
   Other ............................................................                 16                 436
                                                                          ---------------    ----------------
                                                                                   8,236             (25,326)
                                                                          ---------------    ----------------
Income from operations before taxes ................................               3,957              26,839

Income tax expense (benefit).........................................              2,776               (328)

Minority interest in income of consolidated foreign subsidiary.......               (926)               (11)
                                                                          ---------------    ----------------
Net income ..........................................................  $             255   $         27,156
                                                                          ===============    ================

Earnings per share:

    Net income per common share - basic..............................  $             .01  $             1.20
                                                                          ===============    ================

    Net income per common - diluted..................................  $             .01  $              .52
                                                                          ===============    ================


           See accompanying notes to consolidated financial statements

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands except share amounts)




                                                                                                               Accumulated
                                                   Common Stock       Treasury Stock  Additional                 Other
                                                -------------------- -----------------   Paid -In  Accumulated Comprehensive
                                                 Shares      Amount   Shares    Amount   Capital    Deficit    Income (Loss)  Total
                                                ----------- -------- ---------------------------------------------------------------
Balance at December 31, 2000..................  22,759,852  $  227   165,883  $ (964) $ 130,409   $(131,376)   $ (4,799) $   (6,503)
Comprehensive income (loss) - Note 8
  Net Income..................................           -        -        -       -           -          255         -         255
  Other comprehensive income:
    Hedge loss................................           -        -        -       -           -            -   (20,588)    (20,588)
    Foreign currency translation adjustment...           -        -        -       -           -            -    (7,089)     (7,089)
                                                                                                                         -----------
       Comprehensive income (loss)............           -        -        -       -           -            -         -     (27,422)
Stock-based compensation......................           -        -        -       -         931            -         -         931
Options exercised.............................       5,250        -        -       -          10            -         -          10
                                                ----------- -------- --------- ------- ----------- ------------ --------- ----------
Balance at March 31, 2001.....................  22,765,102  $  227   165,883  $ (964) $ 131,350   $  (131,121) $(32,476) $  (32,984)
                                                =========== ======== ========= ======= =========== ============ ========= ==========


          See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                 Three Months Ended
                                                                                      March 31,
                                                                     --------------------------------------------
                                                                                2001                  2000
                                                                     --------------------------------------------
                                                                                   (In thousands)
     Operating Activities
     Net  income ..................................................  $                255     $           27,156

     Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest in income of foreign subsidiary............                   926                     11
      Gain on sale of equity investment............................                     -                (33,983)
      Depreciation, depletion, and amortization....................                 8,841                  8,948
      Deferred income tax (benefit) expense........................                 2,695                   (453)
      Amortization of deferred financing fees......................                   455                    507
      Stock-based compensation                                                        931                     -
      Issuance of common stock for compensation....................                     -                     46
      Changes in operating assets and liabilities:
          Accounts receivable......................................                 6,585                 (2,404)
          Equipment inventory......................................                    44                   (326)
          Other ...................................................                   (54)                   382
          Accounts payable and accrued expenses....................                (3,254)                 2,881
                                                                          -----------------      ----------------
     Net cash provided by operating activities.....................                17,424                  2,765
                                                                          -----------------      ----------------

     Investing Activities
     Capital expenditures, including purchases and development
       of properties...............................................               (17,861)              (11,840)
     Proceeds from sale of oil and gas producing properties........                    44                   118
     Proceeds from sale of equity investment.......................                     -                33,983
                                                                          -----------------      ----------------
     Net cash (used in) provided by investing activities...........  $            (17,817)    $          22,261
                                                                          -----------------      ----------------




                                   (Continued)




           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)



                                                                              Three Months Ended
                                                                                   March 31,
                                                                     --------------------------------------
                                                                              2001               2000
                                                                     --------------------------------------
                                                                                (In Thousands)
     Financing Activities
     Proceeds from long term borrowings............................    $        3,320    $          3,052
     Exercise of stock options  ...................................                10                   -
     Payments on long-term borrowings..............................            (2,827)             (1,024)
     Deferred financing fees.......................................                 -                (376)
                                                                          -------------     ---------------
     Net cash provided by financing activities.....................               503               1,652
                                                                          -------------     ---------------
     Effect of exchange rate changes on cash.......................               (46)                (18)
                                                                          -------------     ---------------
     Increase in cash                                                              64              26,660

     Cash, at beginning of period..................................             2,004               3,799
                                                                          -------------     ---------------

     Cash, at end of period........................................    $        2,068    $         30,459
                                                                          =============     ===============

     Supplemental disclosures of cash flow information:
     Interest paid ................................................    $        4,414    $          4,232
                                                                          =============     ===============














           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001


Note 1. Basis of Presentation

         The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2000. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature.


         The consolidated financial statements include the accounts of the Company, its wholly-owned foreign subsidiary Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and its 49% owned foreign subsidiary Grey Wolf Exploration Inc. ("Grey Wolf"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf. The Company is negotiating to purchase additional ownership interest in Grey Wolf.


         Canadian Abraxas' and Grey Wolf's assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.


Note 2.  Long-Term Debt

         Long-term debt consists of the following:
                                                                                     March 31         December 31
                                                                                       2001               2000
                                                                                ---------------------------------------
                                                                                            (In thousands)
     11.5% Senior Secured Notes due 2004 ("Old Notes") ....................        $       801         $       801
     12.875% Senior Secured Notes due 2003 ("First Lien Notes") ...........             63,500              63,500
     11.5% Second Lien Notes due 2004 ("Second Lien Notes") ...............            190,178             190,178
     Credit  facility   payable  to  a  Canadian  bank  (due  2002),
     providing for borrowings to approximately $15,870,000 at the bank's prime rate plus .125%, 7.50% at March 31, 2001, secured
     by the assets of Grey Wolf.....................................                     8,287               7,859
     Production Payment..............................................                    4,904               5,231
                                                                                ------------------- -------------------
                                                                                       267,670             267,569
     Less current maturities ........................................                      884               1,128
                                                                                ------------------- -------------------
                                                                                   $   266,786         $   266,441
                                                                                =================== ===================

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

          Year                                                Percentage
          -----                                              -----------
          2001...........................................       102.875%

          2002 and thereafter............................       100.000%

         The Old Notes are joint and several obligations of Abraxas and Canadian Abraxas and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes rank senior in right of payment to all future subordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes are, however, effectively subordinated to the First Lien Notes to the extent of the value of the collateral securing the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral securing the Second Lien Notes. The Old Notes are unconditionally guaranteed, on a senior basis by Sandia. The guarantee is a general unsecured obligation of Sandia Oil & Gas Company, a wholly owned subsidiary of the Company and ranks pari passu in right of payment to all unsubordinated indebtedness of Sandia and senior in right of payment to all subordinated indebtedness of Sandia. The guarantee is effectively subordinated to the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral

         Upon a Change of Control, as defined in the Old Notes Indenture, each holder of the Old Notes will have the right to require the Company to repurchase all or a portion of such holder's Old Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. In addition, the Company will be obligated to offer to repurchase the Old Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase in the event of certain asset sales.

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

          Year                                            Percentage
        --------                                         -----------
          2001.........................................   103.000%
          2002 and thereafter..........................   100.000%

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

         The First Lien Notes are senior indebtedness of Abraxas secured by a first lien on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The First Lien
     Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Canadian Abraxas, Sandia and Wamsutter Holdings, Inc., a wholly owned subsidiary of the Company. The guarantees are secured by substantially all of the crude oil and natural gas properties of the guarantors and the shares of Grey Wolf owned by Canadian Abraxas.

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

          Year                                                 Percentage
         -----                                                ------------
          2001.................................................102.875%
          2002 and thereafter..................................100.000%

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

Note 3. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   Three Months Ended March 31,
                                                                               -------------------------------------
                                                                                       2001               2000
                                                                               ------------------  -----------------

Numerator:
      Numerator  for  basic  and  diluted  earnings  per  share - income  (in
         thousands)........................................................    $             255  $          27,156

    Denominator:
      Denominator for basic earnings per share - weighted-average shares....
                                                                                      22,595,969         22,627,136

      Effect of dilutive securities:
         Stock options, Warrants and CVR's..................................           4,681,387         29,945,081
                                                                                   --------------    ---------------

      Dilutive potential common shares
      Denominator for diluted earnings per share - adjusted  weighted-average
         shares and assumed Conversions.....................................          27,277,356         52,572,217




    Basic earnings per share: ..............................................   $            0.01  $            1.20
                                                                                   ==============    ===============

    Diluted earnings per share:.............................................   $            0.01  $            0.52
                                                                                   ==============    ===============

    Contingent Value Rights ("CVRs")

         As part of the Exchange Offer consummated by the Company in December 1999 (see Note 2), Abraxas issued contingent value rights or CVRs, which entitled the holders to receive up to a total of 105,408,978 of Abraxas common stock under certain circumstances as defined. On May 21, 2001, Abraxas may be required to issue additional shares to the holders of the CVRs. The actual number of shares issued will depend on the average market price of Abraxas common stock over a defined period. Any future issuance of common stock will result in a transfer from Additional Paid In Capital to Common Stock. The CVRs will terminate if the market price of Abraxas common stock exceeds certain prices for a period of 30 trading days during any 45 day consecutive trading day period prior to the expiration date. The target price on a given date will equal $5.03 plus daily interest at an annual rate of 11.5% from November 1, 1999. The target price on May 21, 2001 is $5.97. As of March 31, 2001, based on the Abraxas common stock market price at that time, CVR holders would have been entitled to receive approximately
     3.2 million shares.

Note 4.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

         The following is summary financial information at March 31, 2001 of Canadian Abraxas, a wholly owned subsidiary of the Company. Canadian Abraxas is jointly and severally liable for the entire balance of the Old Notes ($801,000) and the Second Lien Notes ($190.2 million) and is a guarantor of the First Lien Notes ($63.5 million). The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas because management has determined that such information is not material to the holders of the Old Notes, the First Lien Notes and the Second Lien Notes.



                                                   BALANCE SHEET
   --------------------------------------------------------------------------------------------------------------
                        Assets                                   Liabilities and Shareholders Equity
   --------------------------------------------------------------------------------------------------------------
                                                  (In Thousands)

   Total current assets .............  $           1,888  Total current liabilities ......  $              3,143
        Oil and gas, and processing                       Second Lien Notes
          properties ................            144,122    due 2004......................                52,629
                                                          Notes payable to Abraxas
   Other assets .....................              6,906     Petroleum Corporation .......                24,493
                                          ---------------
                                       $         152,916  Other liabilities ..............                25,268
                                          ===============
                                                          Stockholder's equity............                47,383
                                                                                                 ----------------
                                                                                            $            152,916
                                                                                                 ================



                  STATEMENT OF OPERATIONS
   Revenues ......................  $       10,139
   Operating costs and expenses ..           6,399
   Interest expense ..............           1,887
   Other expense..................             108
   Income tax expense ............           1,179
                                        ------------
      Net income .................  $          566
                                        ============

Note 5. Business Segments

    Business segment information about our first quarter operations in different geographic areas is as follows:

                                                             Three Months Ended March 31, 2001
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
   Revenues ................................        $      13,217       $      15,869     $       29,086
                                                 ==================  ================== ===================
   Operating profit ........................        $       7,246       $       7,283     $       14,529
                                                 ==================  ==================
   General corporate .......................                                                      (2,336)
   Interest expense and amortization of
      deferred financing fees ..............                                                      (8,220)
   Other income.............................                                                         (16)
                                                                                        -------------------
      Income before income taxes ...........                                              $        3,957
                                                                                        ===================

   Identifiable assets at March 31, 2001 ...        $     131,646       $     192,525     $      324,171
                                                 ==================  ==================
   Corporate assets ........................                                                       9,803
                                                                                        -------------------
      Total assets .........................                                              $      333,974
                                                                                        ===================

                                                             Three Months Ended March 31, 2000
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
   Revenues ................................        $       6,153       $      10,564     $       16,717
                                                 ==================  ================== ===================
   Operating profit ........................        $       1,414       $         945     $        2,359
                                                 ==================  ==================
   General corporate .......................                                                        (846)
   Interest expense and amortization of
      deferred financing fees ..............                                                      (8,221)
   Other income.............................                                                      33,548
                                                                                        -------------------
      Income before income taxes ...........                                              $       26,840
                                                                                        ===================

                                                               Year Ended December 31, 2000
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
   ----------------------------------------------------------------  ------------------ -------------------
   Identifiable assets......................        $     132,327       $     197,229     $      329,556
                                                 ==================  ==================
   Corporate assets.........................                                                       6,004
                                                                                        -------------------
      Total assets..........................                                              $      335,560

                                                                                        ===================

Note 6.  Hedging Program and Derivatives

         On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income/Loss, a component of Stockholders' Equity, to the extent that the hedge is effective.

         The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in accumulated Other Comprehensive Income/Loss related to a cash flow hedge that becomes ineffective, remain unchanged until the related production is delivered. If the Company determines that it is probable that a hedged transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

         Gains and losses on hedging instruments related to accumulated Other Comprehensive Income/Loss and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenue in the period that the related production is delivered.

         The following table sets forth the Company's hedge position as of March 31, 2001.

                Time Period                     Notional Quantities                   Price                Fair Value
   --------------------------------------- ------------------------------ ------------------------------ ----------------
   April 1, 2001 - October 31, 2002        20,000 Mcf/day of natural      Fixed price swap $2.60-$2.95   $(25) million
                                           gas  or 1,000 Bbl/day of       natural gas or
                                           crude oil                      $18.90 Crude oil

         On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded $31.0 million, net of tax, in Other Comprehensive Income/Loss representing the cumulative effect of an accounting change to recognize the fair value of cash flow derivatives. The Company recorded cash flow hedge derivative liabilities of $38.2 million on that date and a deferred tax asset of $7.2 million.

         During the first quarter of 2001 losses before tax of $7.4 million were transferred from Other Comprehensive Income/Loss to revenue and the fair value of outstanding liabilities decreased by $5.4 million. For the three months ended March 31, 2001, the ineffective portion of the cash flow hedges were not material

         As of March 31, 2001, $20.6 million of deferred net losses on derivative instruments were recorded in other comprehensive income, of which $14.4 million is expected to be reclassified to earnings during the next twelve-month period.

         All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

         The fair value of the hedging instrument was determined based on the base price of the hedged item and NYNEX forward price quotes. As of March 31, 2001, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $5.7 million and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $5.7 million.

Note 7. Contingencies

         Litigation - From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. At March 31, 2001, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Note 8. Comprehensive Income

         Comprehensive  income  includes  net income,  losses and certain  items
     recorded   directly  to  Stockholder's   Equity  and  classified  as  Other
     Comprehensive Income.

         The following table illustrates the calculation of comprehensive income
     (loss) for the quarter ended March 31, 2001:

                                                                                             Three Months Ending
                                                                                                March 31, 2001
                                                                                                (In thousands)
                                                                                       ---------------------------------
Accumulated other comprehensive loss at December 31, 2000.......................                           $    (4,799)
   Net Income...................................................................       $           255

Other Comprehensive loss :
   Hedging derivatives (net of tax) - See Note 6
     Cumulative effect of change in accounting principal January 1, 2001........               (30,980)
     Reclassification adjustment for settled hedge contracts....................                 6,013
     Change in fair market value of outstanding hedge positions.................                 4,379
                                                                                           -------------
                                                                                               (20,588)
   Foreign currency translation adjustment......................................                (7,089)
                                                                                           -------------
Other comprehensive loss........................................................               (27,677)        (27,677)
                                                                                           -------------
Comprehensive loss..............................................................               (27,422)
                                                                                           =============    ------------
Accumulated other comprehensive loss at March 31, 2001..........................                         $     (32,476)
                                                                                                            ============


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2000.

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

                                                                            Three Months Ended
                                                                                March 31,
                                                                    -----------------------------------
                                                                           2001                2000
                                                                        -----------      --- ----------
Operating Revenue (in thousands):
Crude Oil Sales   ................................................   $       3,602        $      2,651
Natural Gas Sales ................................................          22,426              11,201
Natural Gas Liquids Sales.........................................           2,221               1,774
Processing Revenue................................................             436                 757
Rig Operations....................................................             183                 131
Other.............................................................             218                 203
                                                                        -----------      --------------
                                                                     $      29,086        $     16,717
                                                                        ===========      ==============

Operating Income (in thousands)...................................   $      12,193        $      1,513
Crude Oil Production (MBBLS)......................................           132.3               168.5
Natural Gas Production (MMCFS)....................................         4,626.8             5,439.9
Natural Gas Liquids Production (MBBLS)............................            78.1                82.5
Average Crude Oil Sales Price ($/BBL).............................   $       27.22        $      15.73
Average Natural Gas Sales Price ($/MCF)...........................   $        4.85        $       2.06
Average Liquids Sales Price ($/BBL)...............................   $       28.44        $      21.51


     Operating Revenue. During the three months ended March 31, 2001, operating revenue from crude oil, natural gas and natural gas liquid sales increased to $28.2 million compared to $15.6 million in the three months ended March 31, 2000. The increase in revenue was primarily due to increased prices realized during the period, offset by a decline in production volumes. Increased prices contributed $15.0 million in revenue after deducing losses, before tax, from hedging activities of $7.4 million while reduced production volumes had a $2.3 million negative impact on revenue.

     Average sales prices net of hedging losses for the quarter ended March 31, 2001 were:

o $ 27.22 per Bbl of crude oil,
o $ 28.44 per Bbl of natural gas liquid, and
o $  4.85 per Mcf of natural gas

 Average sales prices net of hedging losses for the quarter ended March 31, 2000 were:

o $15.73 per Bbl of crude oil,
o $21.51 per Bbl of natural gas liquid, and
o $ 2.06 per Mcf of natural gas

Crude oil production volumes declined from 168.5 MBbls during the quarter ended March 31, 2000 to 132.3 MBbls for the same period of 2001, primarily as a result of the de-emphasis on crude oil drilling in prior periods, a natural decline in production and the sale of non-core properties in 2000. Natural gas production volumes declined to 4,626.8 MMcf for the three months ended March 31, 2001 from 5,108.2 MMcf for the same period of 2000. This decline was primarily due to the sale of non-core properties in late 2000 and the natural decline in production, partially offset by production from current drilling activities.

     Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended March 31, 2001 increased slightly to $4.9 million from $4.6 million for the same period in 2000. The increase in LOE is primarily due to an increase in production tax expense due to higher commodity prices in the quarter ended March 31, 2001 compared to the same period of 2000. Our LOE on a per MCFE basis for the three months ended March 31, 2001 was $0.82 per MCFE compared to $0.67 for the same period of 2000. The increase in the per MCFE expense was due to a decline in production volumes in the first quarter of 2001 compared to the same period in 2000 as well as the increase in overall LOE.

     General and adminsitrative ("G&A") Expenses. G&A expenses increased from $1.4 million for the first three months of 2000 to $2.1 million for the first three months of 2001. G&A expense on a per MCFE basis was $0.36 for the first quarter of 2001 compared to $0.21 for the same period of 2000. The increase in the per MCFE G&A cost is due to higher cost and the decline in production volumes during the first quarter of 2001 compared to the same period in 2000. Increased expenses included the loss of overhead reimbursement from a partnership, the assets of which were sold in March 2000 of approximately $150,000 and increases in contract labor and professional fees in 2001 as compared to 2000. The three months ended March 31, 2000 also included insurance refunds of approximately $104,000, which did not occur in 2001.

     G&A -  stock-based  compensation.  Effective  July 1, 2000,  the  Financial
Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 per share on all options with an existing exercise price greater than $2.06 per share. We recognized approximately $931,000 as stock-based compensation expense during the quarter ended March 31, 2001 related to these repricings.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased slightly to $8.8 million for the three months ended March 31, 2001 from $8.9 million for the same period of 2000. Our DD&A on a per MCFE basis for the three months ended March 31, 2001 was $1.50 per MCFE compared to $1.29 in 2000. The per MCFE increase is due to higher finding costs added to the full cost pool in 2000 and the first quarter of 2001 as well as reduced production volumes in 2001.

     Interest Expense . Interest expense remained constant at $7.8 million for the first three months of 2001 and 2000. An increase in the interest expense in connection with our production payment financing was offset by a reduction in interest expense related to our repurchase of certain Old Notes and Second Lien Notes, during 2000.

     Minority interest. Minority interest in the net income of our 49% owned subsidiary, Grey Wolf, increased to $926,000 for the three months ended March 31, 2001 compared to $11,000 for the same period of 2000. This increase is due to increased profitability of Grey Wolf, primarily due to higher commodity prices received in 2001 compared to 2000.

     Income taxes. Income taxes increased to an expense of $2.8 million for the first three months of 2001 compared to a benefit of $328,000 for the same period of 2000. This increase is due to increased profitability in our Canadian operations, primarily as a result of higher commodity prices.

    General. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. The average natural gas price that we realized during the first quarter of 2001 increased by 135% from $2.06 per MCF during the first three months of 2000 to $4.85 during the first three months of 2001, including the impact of a loss from hedging activities of $7.4 million during the quarter ended March 31, 2001. Crude oil prices increased to $27.22 per BBL during the first three months of 2001 from $15.73 per BBL during the first three months of 2000. Natural gas liquids prices increased to $28.44 per BBL in the first quarter of 2001 compared to $21.51 per BBL in the first quarter of 2000. In addition, our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless we are successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil, natural gas and natural gas liquids decline from their current levels or if our production levels decrease, our revenues, cash flow from operations and profitability will be materially adversely affected.

Liquidity and Capital Resources

     General. Capital expenditures excluding property divestitures during the first three months of 2001 were $17.8 million compared to $11.8 million during the same period of 2000. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 2001 and 2000.

                                                                            Three Months Ended
                                                                                 March 31
                                                                --------------------------------------------
                                                                        2001                   2000
                                                                ---------------------- ---------------------
Expenditure category (in thousands):
  Acquisitions................................................  $             22         $             22
  Development.................................................            17,726                   11,451
  Facilities and other........................................                88                      367
                                                                    ---------------          ---------------
      Total...................................................  $         17,836         $         11,840
                                                                    ===============          ===============

     At March 31, 2001, we had current assets of $21.3 million and current liabilities of $52.4 million resulting in a working capital deficit of $31.1 million. This included a net deficit of $14.4 million related to hedging activities. This compares to a working capital deficit of $13.8 million at December 31, 2000 and working capital of $20.3 million at March 31, 2000. The material components of our current liabilities at March 31, 2001 include trade accounts payable of $13.2 million, revenues due third parties of $9.9 million, hedge liability of $17.7 million and accrued interest of $9.5 million.

     Operating activities during the three months ended March 31, 2001 provided us $17.4 million cash compared to $2.8 million in the same period in 2000. Net income plus non-cash expense items during 2001 and net changes in operating assets and liabilities accounted for most of these funds. Investing activities used $17.8 million net during the first three months of 2001, which was utilized primarily for the development of crude oil and natural gas properties and other facilities. This compares to providing $22.3 million net during the first three months of 2000, $34.0 million of which were proceeds from the sale of the assets of Abraxas Wamsutter, L.P., a partnership of which one of our subsidiaries is the general partner, and certain contiguous assets we owned, and $11.8 million of which was utilized for the development of crude oil and natural gas properties and other facilities. Financing activities provided $503,000 for the first three months of 2001 compared to providing $1.7 million for the same period of 2000.

     Our current budget for capital expenditures for the last nine months of 2001 other than acquisition expenditures is approximately $24.5 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors.

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

     In October 1999, we sold a dollar denominated production payment for $4.0 million relating to existing natural gas wells in the Edwards Trend in South Texas and during 2000, we sold additional production payments for $6.4 million relating to additional natural gas wells in the Edwards Trend. In 2001, we have received $10.5 million ($2.5 million in March and an additional $8.0 million in April) relating to additional south Texas gas wells and facilities. We have the ability to sell up to $50 million to Mirant for drilling opportunities in the Edwards Trend.

     In  December  1999,  Abraxas  and  our  wholly-owned  Canadian  subsidiary,
Canadian Abraxas Petroleum Limited, completed an Exchange Offer whereby we exchanged the Second Lien Notes, common stock, and contingent value rights for approximately 98.43% of our outstanding Old Notes. The Exchange Offer reduced our long term debt by $76 million net of fees and expenses.

     In March 2000, we sold our interest in certain crude oil and natural gas properties that we owned and operated in Wyoming. Simultaneously, a partnership of which one of our subsidiaries was the general partner, accounted for on the equity method of accounting sold its interest in crude oil and natural gas properties in the same area. Our net proceeds from these transactions were approximately $34.0 million.

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

     We will have three principal sources of liquidity going forward: (i) cash on hand, (ii) cash flow from operations, and (iii) the production payment. We also intend to continue to sell certain non-core properties, although the terms of the First Lien Notes indenture, the Second Lien Notes indenture and the Old Notes indenture substantially limit our use of proceeds from such sales.

     We expect that the significantly improved commodity prices realized by us compared to those received in the prior year and the expiration of a significant portion of the crude oil and natural gas hedges that we had put in place in earlier years will improve our liquidity position in 2001. Should commodity prices fall, all of our capital expenditures are discretionary and can be delayed to maintain liquidity. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net cash flow from operations plus cash on hand, cash available under the production payment and the proceeds from the sale of additional non-core properties will be adequate to fund operations and planned capital expenditures.

Long-Term Indebtedness.

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

         Year                                      Percentage
         -----                                     -----------
         2001.....................................   102.875%
         2002 and thereafter......................   100.000%

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

         Year                                                   Percentage
        ------                                                  ----------
         2001.................................................  103.000%
         2002 and thereafter..................................  100.000%

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

         Year                                           Percentage
        ------                                         ------------
         2001........................................   102.875%
         2002 and thereafter.........................   100.000%

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

Hedging Activities.

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings.

To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income/Loss, a component of Stockholder's Equity, to the extent that the hedge is effective.

     The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in accumulated Other Comprehensive Income/Loss related to a cash flow hedge that becomes ineffective, remain unchanged until the related production is delivered. If the Company determines that it is probable that a hedged transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

     Gains and losses on hedging instruments related to accumulated Other Comprehensive Income and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenue in the period that the related production is delivered.

     The following table sets forth the Company's position as of March 31, 2001.

                Time Period                     Notional Quantities                   Price                 Fair Value
   --------------------------------------- ------------------------------ ------------------------------- ---------------
   April 1, 2001 - October 31, 2002        20,000 Mcf/day of natural      Fixed price swap $2.60-$2.95    $(25) million
                                           gas  or 1,000 Bbl/day of       natural gas or
                                           crude oil                      $18.90 Crude oil

     On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded $31.0 million, net of tax, in other comprehensive loss representing the cumulative effect of an accounting change to recognize the fair value of cash flow derivatives. The Company recorded cash flow hedge derivative liabilities of $38.2 million on that date and a deferred tax asset of $7.2 million.

     During the first quarter of 2001 losses before tax of $7.4 million were transferred from Other Comprehensive Income/Loss to revenue and the fair value of outstanding liabilities decreased by $5.4 million. For the three months ended March 31, 2001, the ineffective portion of the cash flow hedges were not material.

     As of March 31, 2001, $20.6 million of deferred net losses on derivative instruments were recorded in Other Comprehensive Income/Loss, of which $14.4 million is expected to be reclassified to earnings during the next twelve-month period.

     All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of March 31, 2001, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $5.7 million and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $5.7 million.

Net Operating Loss Carryforwards.

     At December 31, 2000, the Company had, subject to the limitation discussed below, $101.8 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2001 through 2020 if not utilized. At December 31, 2000, the Company had approximately $11.4 million of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2001 through 2020 if not utilized.

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


     As a result of the issuance of additional shares of common stock for acquisitions and sales of common stock, an additional ownership change under
Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 (including those subject to the 1991 and 1992 ownership changes discussed above) of $8.3 million will be limited as described above and in the following paragraph.

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

     In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $34.8 million for deferred tax assets at December 31, 2000 and March 31, 2001.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     Our exposure to market risk rests primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manage crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Assuming the production levels we attained during the three months ended March 31, 2001, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income (loss) by approximately $2.8 million for the three months ended March 31, 2001.


Hedging Sensitivity

     The fair value of our hedge instrument was determined based on NYMEX forward price quotes as of March 31, 2001. As of March 31, 2001, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of our hedging instrument of $5.7 million and a commodity price decrease of 10% would have resulted in a favorable change in the fair value of our hedge instrument of $5.7 million.

    The following table sets forth our hedge position as of March 31, 2001.

                  Time Period                       Notional Quantities                 Price                 Fair Value
------------------------------------------------ --------------------------- ---------------------------- --------------------
April 1, 2001 - October 31, 2002                 20,000 Mcf/day of natural   Fixed price swap             $(25) million
                                                 gas  or 1,000 Bbl/day of    $2.60-$2.95 natural gas or
                                                 crude oil                   $18.90 Crude oil

Interest rate risk

     At March 31, 2001, substantially all of our long-term debt is at fixed interest rates and not subject to fluctuations in market rates.

Foreign currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre tax earnings of $2.1 million for the three months ended March 31, 2001. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our pre tax income by approximately $105,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

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

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item       6. Exhibits and Reports on Form 8-K
           (b) Reports on Form 8-K:
                  NONE

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


                          ABRAXAS PETROLEUM CORPORATION
                                  (Registrant)



    Date:  May 15, 2001                    By:/s/
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  May 15, 2001                    By:/s/
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer