Form 10-Q
period 2001-06-30
ABRAXAS PETROLEUM CORP
filed 2001-08-14
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                                  FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
        ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                      74-2584033
        ---------------------------        -----------------------------------

         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization             Identification Number)

         500 N. Loop 1604, East, Suite 100, San Antonio, Texas         78232
         ---------------------------------------------------------------------
         (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code   (210)    490-4788
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

          The number of shares of the issuer's common stock outstanding as of August 10, 2001, was:

                  Class                              Shares Outstanding

         Common Stock, $.01 Par Value                    25,988,832





                                     1 of 27

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements (Unaudited)
             Consolidated Balance Sheets - June 30, 2001
               and December 31, 2000..........................................3
             Consolidated Statements of Operations -
               Three and Six Months Ended June 30, 2001 and 2000..............5
             Consolidated Statements of  Stockholders' Equity (Deficit) -
               Six months ended June 30, 2001.................................6
             Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2001 and 2000........................7
             Notes to Consolidated Financial Statements.......................8

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal proceedings...................................................26
ITEM 2 - Changes in Securities...............................................26
ITEM 3 - Defaults Upon Senior Securities.....................................26
ITEM 4 - Submission of Matters to a Vote of Security Holders.................26
ITEM 5 - Other Information...................................................26
ITEM 6 - Exhibits and Reports on Form 8-K....................................26
              Signatures   ..................................................27



                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                                                June 30,           December 31,
                                                                                  2001                 2000
                                                                               (Unaudited)
                                                                           ------------------------------------------
                                                                                        (In thousands)
Current assets:
   Cash .................................................................     $       3,013       $       2,004
   Account receivable, less allowance for doubtful accounts .............            10,115              20,718
   Equipment inventory ...............................................                1,509               1,411
   Other current assets ..............................................                  275                 179
   Deferred tax asset.................................................                  993                   -
                                                                           ------------------------------------------
 Total current assets .................................................               15,905              24,312

Property and equipment:
   Oil and gas properties, full cost method of accounting:
        Proved...........................................................            500,504             481,802
        Unproved, not subject to amortization............................             10,778              12,831
   Other property and equipment..........................................             63,852              63,720
                                                                           ------------------------------------------
                 Total...................................................            575,134             558,353
         Less accumulated depreciation, depletion, and amortization......            269,245             253,569
                                                                           ------------------------------------------
        Total property and equipment - net...............................            305,889             304,784
Deferred financing fees, net of accumulated amortization of $7,827
   and $6,917 at June 30, 2001 and December 31, 2000 respectively ....                 4,686               5,556
Other assets .........................................................                 2,343                 908
                                                                           ------------------------------------------
   Total assets ......................................................         $     328,823       $     335,560
                                                                           ==========================================



                                      See accompanying notes to consolidated financial statements



                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                                                June 30,            December 31,
                                                                                  2001                  2000
                                                                               (Unaudited)
                                                                           -------------------------------------------
                                                                                         (In thousands)
Current liabilities:
   Accounts payable.....................................................      $      11,673        $      22,721
   Oil and gas production payable.......................................              4,713                6,281
   Accrued interest.....................................................              6,078                6,079
   Other accrued expenses...............................................                888                1,932
   Hedge liability......................................................              5,255                    -
   Current maturities of long-term debt.................................                886                1,128
                                                                           -------------------- ----------------------
     Total current liabilities .........................................             29,493               38,141

Long-term debt..........................................................            271,709              266,441

Deferred income taxes ..................................................             24,451               21,079

Hedge liability.........................................................              2,196                    -

Future site restoration  ...............................................              4,399                4,305

Minority interest in foreign subsidiary ................................             13,564               12,097

Stockholders' equity (Deficit):
   Common stock, par value $.01 per share - authorized 200,000,000 shares;
     issued 26,154,715 and 22,759,852 shares at June 30, 2001
     and December 31, 2000, respectively ...............................                261                  227
   Additional paid-in capital ..........................................            128,990              130,409
   Accumulated deficit .................................................           (132,395)            (131,376)
   Treasury stock, at cost, 165,883 shares at June 30, 2001 and
     December 31, 2000, respectively ...................................               (964)                (964)
   Accumulated other comprehensive loss.................................            (12,881)              (4,799)
                                                                           -------------------- ----------------------
Total stockholders' equity (deficit)....................................            (16,989)              (6,503)
                                                                           -------------------- ----------------------
      Total liabilities and stockholders' equity  (deficit).............       $    328,823         $     335,560
                                                                           ==================== ======================



                                      See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                               2001               2000              2001               2000
                                                        ------------------- ----------------- ----------------- -------------------
                                                                           (In thousands except per share data)
Revenue:
   Oil and gas production revenues ...................     $      20,127       $    15,501       $     48,376      $     31,127
   Gas processing revenues ...........................               498               645                934             1,402
   Rig revenues ......................................               225               119                408               250
   Other  ............................................               266                22                484               225
                                                        ------------------- ----------------- ----------------- -------------------
                                                                  21,116            16,287             50,202            33,004
Operating costs and expenses:
   Lease operating and production taxes ..............             4,332             4,301              9,191             8,930
   Depreciation, depletion, and amortization .........             8,288             8,518             17,129            17,466
   Rig operations ....................................               191               196                344               384
   General and administrative ........................             1,575             1,643              3,684             3,082
   General and administrative (Stock-based
     compensation) ...................................            (2,332)                -             (1,401)                -
                                                        ------------------- ----------------- ----------------- -------------------
                                                                  12,054            14,658             28,947            29,862
                                                        ------------------- ----------------- ----------------- -------------------
Operating income .....................................             9,062             1,629             21,255             3,142

Other (income) expense:
   Interest income ...................................               (12)             (267)               (28)             (327)
   Amortization of deferred financing fee ............               455               508                910             1,015
   Interest expense ..................................             7,829             7,892             15,610            15,665
   Gain on sale of equity investment..................                 -                 -                  -           (33,983)
   Other expense .....................................                 -                 -                 16               436
                                                        ------------------- ----------------- ----------------- -------------------
                                                                   8,272             8,133             16,508           (17,194)
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss) from operations before taxes and
   extraordinary item .............................                  790            (6,504)             4,747            20,336

Income tax expense (benefit)..........................             1,509                31              4,285              (296)

Minority interest in income of consolidated foreign
   subsidiary ........................................               555               204              1,481               215
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss)  before extraordinary item ......               (1,274)           (6,739)            (1,019)           20,417
Extraordinary item:
   Debt extinguishment and restructure................                 -             1,326                  -             1,326
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss)  ................................        $      (1,274)      $    (5,413)      $     (1,019)     $     21,743
                                                        =================== ================= ================= ===================
Earnings (loss) per common share:
     Net Income (loss) before extraordinary item...        $       (0.05)      $     (0.30)      $      (0.04)     $       0.90
     Extraordinary item ...........................                    -              0.06                  -              0.06
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss) per common share ................        $       (0.05)      $     (0.24)      $      (0.04)     $       0.96
                                                        =================== ================= ================= ===================
Earnings (loss) per common share assuming dilution:
     Net Income (loss) before extraordinary item...        $       (0.05)      $     (0.30)      $      (0.04)     $       0.43
     Extraordinary item ...........................                    -              0.06                  -              0.03
                                                        ------------------- ----------------- ----------------- -------------------
Net income (loss) per common share ................        $       (0.05)      $     (0.24)      $      (0.04)     $       0.46
                                                        =================== ================= ================= ===================


                                      See accompanying notes to consolidated financial statements


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands except share amounts)


                                                                                                          Accumulated
                                     Common Stock         Treasury Stock       Additional                   Other
                                ---------------------- ---------------------    Paid-In    Accumulated   Comprehensive
                                  Shares     Amount     Shares     Amount       Capital      Deficit     Income (Loss)       Total
                                ---------------------- --------------------- ------------- ------------- -------------- -----------
Balance at December 31, 2000..  22,759,852    $   227   165,883   $  (964)    $  130,409     $(131,376)   $ (4,799)     $   (6,503)
   Comprehensive income
     (loss):
     Net loss.................          -           -         -         -              -        (1,019)          -          (1,019)
     Other comprehensive
       income:
       Hedge loss.............          -           -         -         -              -             -      (6,043)         (6,043)
       Foreign currency
         translation                    -           -         -         -              -             -      (2,039)         (2,039)
         adjustment ..........
                                                                                                                        -----------
   Comprehensive income (loss)          -           -         -         -              -             -           -          (9,101)
   Stock-based compensation...          -           -         -         -        (1,401)             -           -          (1,401)
   Stock options exercised....      8,375           -         -         -            16              -           -              16
   Issuance of common stock
     for CVRs ................   3,386,488         34         -         -           (34)             -           -               -
                                ---------- ------------ -------- ----------- ------------- ------------- ------------- ------------
Balance at June 30,2001
   (unaudited)................  26,154,715    $   261   165,883  $   (964)    $  128,990     $(132,395)  $  (12,881)    $  (16,989)
                                ========== ============ ======== =========== ============= ============= ============= ============


                                      See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                2001         2000
                                                                             ------------ ------------
                                                                                  (In Thousands)
Operating Activities
Net income (loss) ..........................................................   $ (1,019)   $ 21,743
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Minority interest in income of foreign subsidiary .....................      1,481         215
     Gain on sale of equity investment .....................................       --       (33,983)
     Extraordinary gain on extinguishment of debt ..........................       --        (1,326)
     Depreciation, depletion, and amortization .............................     17,129      17,466
     Amortization of deferred financing fees ...............................        909       1,015
     Stock-based compensation ..............................................     (1,401)       --
     Deferred income tax expense (benefit) .................................      3,639        (479)
     Issuance of common stock for compensation .............................       --            46
     Changes in operating assets and liabilities:
         Accounts receivable ...............................................     10,307      (4,676)
         Equipment inventory and other assets ..............................        (98)       (687)
         Accounts payable and accrued expenses .............................    (13,442)        111
         Other .............................................................     (1,099)       --
                                                                             -----------   ----------
Net cash provided  (used) by operating activities ..........................     16,406        (555)

Investing Activities
Capital expenditures, including purchases and  development of properties ...    (30,433)    (25,933)
Proceeds from sale of oil and gas properties ...............................      9,695         842
Proceeds from sale of equity investment ....................................       --        34,482
                                                                             -----------   ----------
Net cash provided (used) by investing activities ...........................    (20,738)      9,391

Financing Activities
Proceeds from long-term borrowings .........................................     11,316       4,750
Payments on long-term borrowings ...........................................     (6,188)     (8,329)
Exercise of stock options ..................................................         16        --
Deferred financing fees ....................................................        (10)       (544)
Other ......................................................................        183        --
                                                                             -----------   ----------
Net cash provided (used) by financing activities ...........................      5,317      (4,123)
Effect of exchange rate changes on cash ....................................         24        (170)
                                                                             -----------   ----------
Increase in cash ...........................................................      1,009       4,543
Cash at beginning of period ................................................      2,004       3,799
                                                                             -----------   ----------
Cash at end of period ......................................................   $  3,013    $  8,342
                                                                             ===========   ==========

Supplemental Disclosures
Supplemental disclosures of cash flow information:
     Interest paid .........................................................   $ 15,702    $ 15,633
                                                                             ==========    ==========
     Taxes paid ............................................................   $    505    $   --
                                                                             ==========    ==========


                                      See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2000. Such policies have been continued without change. Also, refer to those financial statements and to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the 2001 interim periods are not necessarily indicative of results that may be expected for the full year

     The consolidated financial statements include the accounts of the Company, its wholly-owned foreign subsidiary Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and its 48.3% owned foreign subsidiary Grey Wolf Exploration Inc. ("Grey Wolf"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf. The Company has begun an exchange offer to purchase additional ownership interest in Grey Wolf.

     Canadian Abraxas' and Grey Wolf's assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity


Note 2. Extraordinary Item

     In June 2000, the Company retired $7.1 million of its 11.5% Senior Secured Notes, due 2004 at a discount of $1.7 million. The transaction was consummated at the current market value of the notes


Note 3.  Long-Term Debt

         Long-term debt consists of the following:
                                                                                     June 30          December 31
                                                                                       2001               2000
                                                                                -----------------------------------
                                                                                            (In thousands)
     11.5% Senior Secured Notes due 2004 ("Old Notes") ....................        $       801          $       801
     12.875% Senior Secured Notes due 2003 ("First Lien Notes") ...........             63,500               63,500
     11.5% Senior Secured Notes due 2004 ("Second Lien Notes") ............            190,178              190,178
     Credit    facility    payable   to   a   Canadian   bank   (due
        2002),        providing       for        borrowings       to
        approximately  $17,600,000  at the  bank's  prime  rate plus
        .125%,  6.375% at June 30,  2001,  secured  by the assets of                     8,572                7,859
        Grey Wolf...........................................................
     Production Payment.....................................................             9,544                5,231
                                                                                -------------------  ---------------
                                                                                       272,595              267,569
     Less current maturities ........................................                      886                1,128
                                                                                -------------------  ---------------
                                                                                   $   271,709          $   266,441
                                                                                ===================  ===============

     Old Notes. On November 14, 1996, the Company consummated the offering of $215.0 million of it's 11.5% Senior Notes due 2004, Series A, which were exchanged for the Series B Notes in February 1997. On January 27, 1998, the Company completed the sale of $60.0 million of its 11.5% Senior Notes due 2004. The Series B Notes and the Series C Notes were subsequently combined into $275.0 million in principal amount of the Old Notes in June 1998.

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

          Year                                                       Percentage
          ----                                                       ----------
          2001.......................................................  102.875%
          2002 and thereafter........................................  100.000%

     The Old Notes are joint and several obligations of Abraxas and Canadian Abraxas and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes rank senior in right of payment to all future subordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes are, however, effectively subordinated to the First Lien Notes to the extent of the value of the collateral securing the First Lien Notes and to the Second Lien Notes to the extent of the value of the collateral securing the Second Lien Notes. The Old Notes are unconditionally guaranteed, on a senior basis by Sandia Oil and Gas Company, a wholly owned subsidiary of the Company.. The guarantee is a general unsecured obligation of Sandia and ranks pari passu in right of payment to all unsubordinated indebtedness of Sandia and senior in right of payment to all subordinated indebtedness of Sandia. The guarantee is effectively subordinated to the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral securing the First Lien Notes and the Second Lien Notes.

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

          Year                                                   Percentage
          -----                                                  ----------
          2001.................................................. 103.000%
          2002 and thereafter................................... 100.000%

     The First Lien Notes are senior indebtedness of Abraxas secured by a first lien on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The First Lien Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Canadian Abraxas, Sandia and Wamsutter Holdings, Inc., a wholly-owned subsidiary of the Company. The guarantees are secured by substantially all of the crude oil and natural gas properties of the guarantors and the shares of Grey Wolf owned by Abraxas and Canadian Abraxas.

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

     Second  Lien  Notes.  In  December  1999,   Abraxas  and  Canadian  Abraxas
consummated an exchange offer whereby $269,699,000 of the Old Notes were exchanged for $188,778,000 of the Second Lien Notes, and 16,078,990 shares of Abraxas common stock and contingent value rights. An additional $5,000,000 of the Second Lien Notes were issued in payment of fees and expenses.

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

          Year                                                     Percentage
          -----                                                    ----------
          2001...................................................  102.875%
          2002 and thereafter....................................  100.000%

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

     The Second Lien Notes indenture provides, among other things, that Abraxas and Canadian Abraxas may not, and may not cause or permit the Restricted Subsidiaries, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas, Canadian Abraxas or any other Restricted Subsidiary, guarantee any indebtedness of Abraxas, Canadian Abraxas or any other Restricted Subsidiary or transfer any of its assets to Abraxas, Canadian Abraxas or any other Restricted Subsidiary except in certain situations as described in the Second Lien Notes indenture

Note 4. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended June 30,              Six Months Ended June 30,
                                                   -------------------------------------    -----------------------------------
                                                         2001                 2000               2001                 2000
                                                   --------------       ---------------     -------------        -------------
Numerator:
  Net income (loss) from continuing operations    $       (1,274)      $        (6,739)     $    (1,019)        $      20,417
                                                   --------------       ---------------     -------------        -------------
  Numerator for basic and diluted earnings per
  share -  income (loss) continuing operations            (1,274)               (6,739)          (1,019)               20,417

Extraordinary item                                             -                 1,326                -                 1,326
                                                   --------------        --------------      ------------       -------------
  Numerator for basic earnings per share -
  income     (loss) applicable to common stock            (1,274)               (5,413)          (1,019)               21,743

Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares                           23,616,197            22,651,701       23,106,111             22,648,946

  Effect of dilutive securities:
    Stock options, warrants and CVR's                          -                     -                -             24,643,676
                                                   --------------        --------------     -------------        -------------

  Dilutive potential common shares Denominator for diluted earnings per share -
    adjusted weighted-average shares and assumed
    Conversions                                        23,616,197            22,651,701      23,106,111             47,292,622

  Basic earnings (loss) per share:
    Income (loss) from continuing operations      $         (0.05)     $         (0.30)     $     (0.04)         $        0.90
    Extraordinary item                                          -                 0.06                -                   0.06
                                                     -------------        --------------       -------------        -------------
                                                  $         (0.05)     $         (0.24)     $     (0.04)         $        0.96
                                                     =============        ==============       =============        =============
  Diluted earnings (loss) per share:
    Income (loss) from continuing operations      $         (0.05)     $         (0.30)     $     (0.04)         $        0.43
                                                             -                    0.06                -                   0.03
                                                     -------------        --------------       -------------        -------------
                                                  $         (0.05)     $         (0.24)     $     (0.04)         $        0.46
                                                     =============        ==============       =============        =============

     For the three months and six months ended June 30, 2001 and for the three months ended June 30, 2000, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the periods. Had there not been losses in these periods, dilutive shares would have been 1,406,731 and 1,334,232 shares for the three and six months ended June 30, 2001 and 24,642,260 shares for the three months ended June 30, 2000.

Contingent Value Rights ("CVRs")

     As part of the exchange offer consummated by the Company in December 1999, Abraxas issued contingent value rights or CVRs, which entitled the holders to receive up to a total of 105,408,978 of Abraxas common stock under certain circumstances as defined. On May 21, 2001, Abraxas issued 3,386,488 shares upon the expiration of the CVRs.

Note 5.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

     The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of Abraxas at June 30, 2001. Canadian Abraxas is jointly and severally liable with Abraxas for the entire balance of the Old Notes ($ 801,000) and the Second Lien Notes ($190.2 million) and is a guarantor of the Second Lien Notes ($ 63.5 million). The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas because management has determined that such information is not material to the holders of the Old Notes, the First Lien Notes and the Second Lien Notes.

                                                 BALANCE SHEET
                                 Assets                        Liabilities and Shareholders Equity
           -------------------------------------------- ---------------------------------------------------
                                  (In Thousands)

           Total current assets........ $       1,972   Total current liabilities.......  $        3,797
           Oil and gas properties......       140,027   11.5%  Notes due 2004...........          52,629
           Other assets................         2,072   Note payable to Abraxas.........          17,525
                                          ------------  Other liabilities...............          23,967
                                        $     144,071   Equity..........................          46,153
                                          ============                                        -----------
                                                                                          $      144,071
                                                                                              ===========

                               STATEMENT OF OPERATIONS
           Revenues ..................................  $            17,451
           Operating costs and expenses ..............               12,204
           Interest expense ..........................                3,689
           Other expense..............................                  215
           Income tax expense ........................                1,725
                                                            ----------------
              Net income (loss).......................  $             (382)
                                                            ================

Note 6. Business Segments

     Business segment information about the Company's second quarter operations in different geographic areas is as follows:

                                                                        Three Months Ended June 30, 2001
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       9,818          $     11,298      $       21,116
                                                          ==================     ================   ===================
             Operating profit........................        $       4,660          $      3,395      $        8,055
                                                          ==================     ================
             General Corporate.................................................................                1,007
             Interest expense and amortization of
                deferred financing fees........................................................               (8,272)
                                                                                                    -------------------
             Income before income taxes........................................................       $          790
                                                                                                    ===================

                                                                        Three Months Ended June 30, 2000
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       4,997          $      10,504     $       15,501
                                                          ==================     =================  ===================
             Operating profit .......................        $         400          $       2,282     $        2,682
                                                          ==================     =================
             General Corporate.................................................................               (1,053)
             Interest expense and amortization of
                deferred financing fees........................................................               (8,133)
                                                                                                    -------------------
             Income before income taxes........................................................       $       (6,504)
                                                                                                    ===================

                                                                           Six Months Ended June 30, 2001
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      23,035          $      27,167     $       50,202
                                                          ==================     =================  ===================
             Operating profit........................        $      11,853          $      10,641     $       22,494
                                                          ==================     =================
             General Corporate.................................................................               (1,239)
             Interest expense and amortization of
                deferred financing fees........................................................              (16,508)
                                                                                                    -------------------
             Income before income taxes........................................................       $        4,747
                                                                                                    ===================

                                                                         Six Months Ended June 30, 2000
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      11,283          $      21,721     $       33,004
                                                          ==================     =================  ===================
             Operating profit (loss).................        $       1,724          $       3,227     $        4,951
                                                          ==================     =================
             General Corporate.................................................................               (1,809)
             Interest expense and amortization of
                deferred financing fees........................................................              (16,353)
             Other Income......................................................................               33,547
                                                                                                    -------------------
             Income before income taxes........................................................       $       20,336
                                                                                                    ===================

                                                                                At June 30, 2001
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In Thousands)
             Identifiable assets at June  30, 2001...        $     134,680          $     185,851     $      320,531
                                                          ==================     =================
             Corporate assets..................................................................                8,292
                                                                                                    -------------------
             Total assets .....................................................................       $      328,823
                                                                                                    ===================

                                                                              At December 31, 2000
                                                           -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In Thousands)
             Identifiable assets at December 31, 2000...    $      132,327          $     197,229     $      329,556
                                                          ==================     =================
             Corporate assets..................................................................                6,004
                                                                                                    -------------------
             Total assets .....................................................................       $      335,560
                                                                                                    ===================

Note 7. Hedging Program and Derivatives

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income/(Loss), a component of Stockholders' Equity, to the extent that the hedge is effective.

     The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in accumulated Other Comprehensive Income/(Loss) related to a cash flow hedge that becomes ineffective, remain unchanged until the related production is delivered. If the Company determines that it is probable that a hedged transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.


     Gains and losses on hedging instruments related to accumulated Other Comprehensive Income/(Loss) and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenue in the period that the related production is delivered.

     The following table sets forth the Company's hedge position as of June 30, 2001.

                Time Period                     Notional Quantities                   Price                Fair Value
   --------------------------------------- ------------------------------ ------------------------------ ----------------
   July 1, 2001 - October 31, 2002         20,000 Mcf/day of natural      Fixed price swap $2.60-$2.95   $(7.5) million
                                           gas  or 1,000 Bbl/day of       natural gas or
                                           crude oil                      $18.90 Crude oil

     On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded $31.0 million, net of tax, in Other Comprehensive Income/(Loss) representing the cumulative effect of an accounting change to recognize the fair value of cash flow derivatives. The Company recorded cash flow hedge derivative liabilities of $38.2 million on that date and a deferred tax asset of $7.2 million.

    During the first six months of 2001, losses before tax of $11.2 million were transferred from Other Comprehensive Income/(Loss) to revenue and the fair value of outstanding liabilities decreased by $19.5 million. For the three months and six months ended June 30, 2001, the ineffective portion of the cash flow hedges were not material

     For the three months and six months ended June 30, 2001, $14.5 and $(6.0) million, respectively, of deferred net income (loss) on derivative instruments were recorded in Other Comprehensive Income /(Loss). Approximately $4.3 million is expected to be reclassified to earnings during the next twelve-month period.

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

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of June 30, 2001, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $3.4 million and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $3.4 million

Note 8.  Contingencies

     Litigation - From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. At June 30, 2001, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 9. Comprehensive Income

     Comprehensive income includes net income, losses and certain items recorded directly to Stockholder's Equity and classified as Other Comprehensive Income. The following table illustrates the calculation of comprehensive income (loss) for the three and six months ended June 30, 2001:


                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive
                                                         Comprehensive Income (loss)           Income (loss)
                                                      ----------------------------------     ------------------
                                                                              Three
                                                       Six Months Ended    Months Ended            As of
                                                                                               June 30, 2001
                                                                                             ------------------
                                                                June 30, 2001
                                                      ----------------------------------
                                                                           (In thousands)
Accumulated other comprehensive loss at
December 31, 2000..............................                                                     $  (4,799)
    Net loss....................................          $ (1,019)           $ (1,274)

Other Comprehensive loss:
   Hedging derivatives (net of tax) - See Note 7 Cumulative effect of change in accounting
     principle January 1, 2001.................               (30,980)                  -
     Reclassification adjustment for settled
     hedge contracts...........................                 9,096               3,083
     Change in fair market value of
     outstanding hedge positions...............                 15,841             11,462
                                                      -----------------    ---------------
                                                               (6,043)             14,545

   Foreign currency translation adjustment.....                (2,039)              5,050
                                                      -----------------    ---------------
Other comprehensive income (loss)..............                (8,082)             19,595              (8,082)
                                                      -----------------    ---------------

Comprehensive income (loss)....................              $ (9,101)           $ 18,321
                                                      =================    ===============    -----------------
Accumulated other comprehensive loss at June 30, 2001..............................                $  (12,881)
                                                                                              =================

Note 10.  New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued issued SFAS No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company will determine the impact that these standards will have on its consolidated financial statements at the time that the tender offer to purchase additional ownership interest in Grey Wolf is complete.

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

Selected operating data. The following table sets forth certain of our operating data for the periods presented.


                                                       Three Months Ended June 30                  Six Months Ended
                                                                                                      June 30
                                                          2001               2000                2001                2000
                                                    --------------------------------------------------------------------------

Operating Revenue (in thousands):
Crude Oil Sales                                     $       3,104      $       2,577     $          6,706     $         5,227
Natural Gas Sales                                          15,438             11,311               37,864              22,512
Natural Gas Liquids Sales                                   1,585              1,613                3,806               3,388
Processing Revenue                                            498                645                  934               1,402
Rig Operations                                                225                119                  408                 250
Other                                                         266                 22                  484                 225
                                                       -----------        -----------        -------------        ------------
                                                    $      21,116      $      16,287     $         50,202     $        33,004
                                                       ===========        ===========        =============        ============

Operating Income (in thousands)                     $       9,062      $       1,629     $         21,255     $         3,142
Crude Oil Production (MBBLS)                                  123                161                  255                 330
Natural Gas Production (MMCFS)                              4,529              5,108                9,156              10,548
Natural Gas Liquids Production (MBBLS)                         66                 82                  144                 164
Average Crude Oil Sales Price ($/BBL)               $       25.32      $       15.98     $          26.31     $         15.85
Average Natural Gas Sales Price ($/MCF)             $        3.41      $        2.21     $           4.14     $          2.13
Average Liquids Sales Price ($/BBL)                 $       24.10      $       19.72     $          26.46     $         20.62

Comparison  of Three  Months  Ended June 30, 2001 to Three Months Ended June 30,
2000

     Operating Revenue. During the three months ended June 30, 2001, operating revenue from crude oil, natural gas and natural gas liquid sales increased to $20.1 million from $15.5 million for the same period in 2000. This increase was primarily attributable to higher prices. After deducting losses from hedging activities of $3.8 million increased commodity prices contributed $6.8 million in additional revenue. Reduced production volumes had a $2.2 million negative impact on revenue.

Average sales price for the quarter ended June 30, 2001 were:

     o $25.32 per Bbl of crude oil,
     o $24.10 per Bbl of natural gas liquid, and
     o $ 3.41 per Mcf of natural gas

Average sales price for the quarter ended June 30, 2000 were:

     o $15.98 per Bbl of crude oil
     o $19.72 per Bbl of natrual gas liquid, and
     o $ 2.21 per Mcf of natural gas

     Crude oil production declined from 161.3 Mbbls for the three months ended June 30, 2000 to 122.6 MBbls for the same period of 2001. Natural gas production volumes declined to 4,529 MMcf for the three months ended June 30, 2001 from 5,108 MMcf for the same period of 2000. The declines in crude oil and natural gas production were primarily the result of the sale of non-core properties in Canada during the second half of 2000 and the first half of 2001, and the natural field decline in production. Natural gas liquids volumes declined from
81.9 MBbls for the three months ended June 30, 2000, to 65.8 MBbls for the same period of 2001. The decline in natural gas liquids is primarily due to the natural field decline in production volumes in the areas that we process liquids.

     Lease  Operating  Expenses.   Lease  operating  expenses  and  natural  gas
processing costs ("LOE") for the three months ended June 30, 2001 remained constant at $4.3 million compared to the same period in 2000. Our LOE on a per MCFE basis for the three months ended June 30, 2001 was $0.77 compared to $0.66 for the same period of 2000. The increase on a per MCFE basis was primarily due to a decline in production volumes.

     General and Administrative "G&A" Expenses. G&A expenses remained constant at $1.6 million for the three months ended June 30, 2000 and 2001. G&A expense on a per MCFE basis increased from $0.25 for the quarter ended June 30, 2000 to $0.28 for the same period of 2001. The increase in per MCFE cost was primarily due to the decline in production volumes during the second quarter of 2001 compared to the same period of 2000.

     G&A -  stock-based  compensation.  Effective  July 1, 2000,  the  Financial
Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 per share on all options with an existing exercise price greater than $2.06 per share. We recognized a credit of approximately ($2.3) million as stock-based compensation expense during the quarter ended June 30, 2001 related to these repricings. The credit recognized in the quarter was due to a decline in the price of our common stock from March 31, 2001 to June 30, 2001.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased from $8.5 million for the three months ended June 30, 2000, to $8.3 million in the same period of 2001. Our DD&A on a per MCFE basis for the three months ended June 30, 2001 was $1.46 per MCFE compared to $1.30 in 2000. The decline was primarily due to decreased production during the second quarter of 2001. The per MCFE increase was due to higher finding costs added to the full cost pool in 2000 and in the first six months of 2001.

     Interest Expense. Interest expense remained constant at $7.9 million for the three months ended June 30, 2001 and 2000. Debt levels remained relatively constant for the period ending June 30, 2001 as compared to the same period of 2000.

     Minority interest. Minority interest in the net income of our 48.3% owned subsidiary, Grey Wolf, increased to $555,000 for the three months ended June 30, 2001 compared to $204,000 for the same period of 2000. This increase was due to increased profitability of Grey Wolf, primarily due to higher commodity prices received in 2001 compared to 2000, and an increase in crude oil and natural gas production for the quarter ended June 30, 2001 as compared to the same period of 2000.

     Income taxes. Income taxes expense increased to $1.5 million for the three months ended June 30, 2001 compared to $31,000 for the same period of 2000. This increase was due primarily to increased profitability in our Canadian operations, as a result of higher commodity prices.

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

     Operating Revenue. During the six months ended June 30, 2001, operating revenue from crude oil, natural gas and natural gas liquid sales increased from $31.1 million in the six months ended June 30, 2000 to $48.4 million for the same period in 2001. The increase in revenue was primarily attributable to higher prices realized during the six months ended June 30, 2001 as compared to the same period of 2000. After deducting losses from hedging activities of $11.2 million, increased prices contributed $21.8 million in additional revenue. Reduced production volumes had a $4.6 million negative impact on revenue.

Average sales price for the six months ended June 30, 2001 were:

     o $26.31 per Bbl of crude oil,
     o $26.46 per Bbl of natural gas liquid, and
     o $ 4.14 per Mcf of natural gas

Average sales price for the six months ended June 30, 2000 were:

     o $15.85 per Bbl of crude oil
     o $20.62 per Bbl of natural gas liquid, and
     o $ 2.13 per Mcf of natural gas

     Crude oil production declined from 329.8 MBbls for the six months ended June 30, 2000 to 254.9 MBbls for the same period of 2001. Natural gas production volumes declined to 9,156 MMcf for the six months ended June 30, 2001 from 10,548 MMcf for the same period of 2000. The decline in crude oil and natural gas production was primarily the result of the sale of non-core properties, primarily in Canada, during the second half of 2000 and first half of 2001 and the natural field decline in production. Natural gas liquids volumes declined from 164.4 MBbls for the six months ended June 30, 2000 to 143.9 MBbls for the same period of 2001. The decline in natural gas liquids was primarily due to the natural field decline in production in the areas that we process liquids.

     Lease Operating Expenses. LOE and natural gas processing expenses increase slightly from $8.9 million for six months ended June 30, 2000 to $9.2 million for the same period in 2001. The increase was primarily due to a general increase in cost of field services. LOE on a per MCFE basis increased to $0.80 per MCFE for the six months ended June 30, 2001 from $0.66 for the same period of 2000. The increase on a per MCFE basis was due to a decline in production volumes.

     G&A Expenses. G&A expenses increased from $3.1 million for the six months ended June 30, 2000 to $3.7 million for the same period of 2001. The increase in G&A expense was due to the loss of approximately $150,000 in overhead reimbursement from a partnership, the assets of which were sold in March 2000. Other increases were in professional and consulting fees and group insurance cost. G&A on a per MCFE basis increased to $0.32 per MCFE from $0.23 for the same period of 2000. The increase in per MCFE expense was primarily due to lower production volumes for the six months ended June 30, 2001 compared to the same period of 2000 and the increased costs discussed above.

     G&A -  stock-based  compensation.  Effective  July 1, 2000,  the  Financial
Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 per share on all options with an existing exercise price greater than $2.06 per share. We recognized a credit of approximately $(1.4) million as stock-based compensation expense during the six months ended June 30, 2001 related to these repricings. The credit is due a decline in the market price of our common stock from December 31, 2000 to June 30, 2001.

     Depreciation, Depletion and Amortization Expenses. DD&A expense decreased from $17.5 million for the six months ended June 30, 2000, to $17.1 million for the same period of 2001. DD&A expense on a per MCFE basis was $1.48 per MCFE for the six months ended June 30, 2001 compared to $1.29 per MCFE for the six months ended June 30, 2000. The decline is primarily due to decreased production during the first six months of 2001. The per MCFE increase was due to higher finding costs added to the full cost pool in 2000 and the first six months of 2001.

     Interest Expense. Interest expense remained constant at $15.7 million for the six months ended June 30, 2001 and the six months ended June 30, 2000. Debt levels remained relatively constant during the first six months of 2001 compared to the same period of 2000.

     Minority interest. Minority interest in the net income of our 48.3% owned subsidiary, Grey Wolf, increased to $1.5 million for the six months ended June 30, 2001 compared to $215,000 for the same period of 2000. This increase was due to increased profitability of Grey Wolf, primarily due to higher commodity prices received in 2001 compared to 2000.

     Income taxes. Income taxes increased to an expense of $4.3 million for the first six months of 2001 compared to a benefit of $296,000 for the same period of 2000. This increase was due primarily to increased profitability in our Canadian operations, primarily as a result of higher commodity prices.

     General. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. The prices of natural gas and crude oil and natural gas liquids we receive increased during the first six months of 2001 compared to the same period in 2000. The average natural gas price we realized increased by 94% to $4.14 per MCF during the first six months of 2001, including the impact of a loss from hedging activities of $11.2 million, compared with $2.13 per MCF during the same period of 2000. Crude oil prices, including losses from hedging activities, increased from $15.85 per BBL during the six months of 2000, to $26.31 per BBL for the same period of 2001. Natural gas liquids prices increased to $26.46 per BBL compared to $20.62 per BBL in the first quarter of 2000. In addition, our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless we are successful in acquiring properties containing proved reserves or conducts successful exploration and development activities. In the event crude oil, natural gas and natural gas liquid prices decrease or if our production levels decrease, our revenues, cash flow from operations and profitability will be materially adversely affected.

Liquidity and Capital Resources

     General. Capital expenditures excluding property divestitures during the six months ended June 30, 2001 were $30.4 million compared to $25.9 million during the same period of 2000. The table below sets forth the components of these capital expenditures on a historical basis for the six months ended June 30, 2001 and 2000.


                                                                             Six Months Ended
                                                                                  June 30
                                                                --------------------------------------------
                                                                         2001                  2000
                                                                ----------------------- --------------------
Expenditure category (in thousands):
  Acquisitions                                                  $               -        $             135
  Development                                                              30,046                   25,031
  Facilities and other                                                        387                      767
                                                                    ---------------          ---------------
Total                                                           $          30,433        $          25,933
                                                                    ===============          ===============

     At June 30, 2001, we had current assets of $15.9 million and current liabilities of $29.5 million resulting in a working capital deficit of $13.6 million. This compares to a working capital deficit of $13.8 million at December 31, 2000 and working capital of $2.5 million at June 30, 2000. The material components of our current liabilities at June 30, 2001 include trade accounts payable and revenues due third parties of $16.4 million and accrued interest of $6.1 million and hedge liability of $5.3 million.

     Operating activities during the six months ended June 30, 2001 provided $16.4 million cash compared to using $0.6 million in the same period in 2000. Net income plus non-cash expense items during 2001 and net changes in operating assets and liabilities accounted for most of these funds. Investing used $20.7 million net during the first six months of 2001, $30.4 million of which was utilized for the development of crude oil and natural gas properties and $9.7 million of which was provided from the sale of non-core assets in Canada. This compares to providing $9.4 million during the same period of 2000. The sale of our equity investment in Abraxas Wamsutter, L.P. provided $34.0 million with $25.0 million being utilized for the acquisition and development of crude oil and natural gas properties and $770,000 of which was utilized for facilities and other. Financing activities provided $5.3 million for the first six months of

2001 compared to using $4.1 million for the same period of 2000. Financing activities for the first six months of 2001 include advances of $10.5 million from Mirant Americas Energy Capital, LP under our dollar denominated production payment.

     Our current budget for capital expenditures for the last six months of 2001 other than acquisition expenditures is approximately $12.0 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should commodity prices remain at depressed levels or decline further, reductions in the capital expenditure budget may be required.

     Current Liquidity Needs. Since January 1999, we have sought to improve our liquidity in order to allow us to meet our debt service requirements and to maintain and increase existing production.

     In October 1999, we sold a dollar denominated production payment to Mirant Americas Energy Capital, LP. ("Mirant") for $4.0 million relating to existing natural gas wells in the Edwards Trend in South Texas. During 2000, we sold additional production payments to Mirant for $6.4 million relating to additional natural gas wells in the Edwards Trend. In 2001, we have received $10.5 million from Mirant ($2.5 million in March and an additional $8.0 million in April) relating to additional south Texas gas wells and facilities. In the future, we have the ability to sell additional production payments to Mirant for drilling opportunities in the Edwards Trend. The current arrangement with Mirant allows for cumulative total production payments of up to $50 million.

     In December 1999, Abraxas and Canadian Abraxas, completed an exchange offer whereby we exchanged the Second Lien Notes, common stock, and contingent value rights for approximately 98.43% of our outstanding Old Notes. The exchange offer reduced our long term debt by $76 million net of fees and expenses.

     In March 2000, we sold our interest in certain crude oil and natural gas properties that we owned and operated in Wyoming. Simultaneously, Abraxas sold its interest in crude oil and natural gas properties in the same area. Our net proceeds from these transactions were approximately $34.0 million.

     In March 2001, we announced that we had engaged Credit Lyonnais  Securities
(USA) Inc. and CIBC World Markets Corp. to assist us in a review of alternative financial strategies. Under the terms of this engagement, we may restructure, refinance or recapitalize some or all of our existing debt and/or issue equity securities.

     During the first six months of 2001 we had proceeds of approximately $9.1 million from the sale of non-core properties in Canada.

     We are continuing to rationalize our significant non-core Canadian assets to allow us to continue to grow while reducing our debt. We may sell non-core assets or seek partners to fund a portion of the exploration costs of undeveloped acreage and are considering other potential strategic alternatives.

     We will have three principal sources of liquidity going forward: (i) cash on hand, (ii) cash flow from operations, and (iii) the production payment from Mirant. We also intend to continue to sell certain non-core properties, although the terms of the First Lien Notes indenture, the Second Lien Notes indenture and the Old Notes indenture substantially limit our use of proceeds from such sales.

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

Long-Term Indebtedness.

     Old Notes. On November 14, 1996, the Company consummated the offering of $215.0 million of it's 11.5% Senior Notes due 2004, Series A, which were exchanged for the Series B Notes in February 1997. On January 27, 1998, the Company completed the sale of $60.0 million of its 11.5% Senior Notes due 2004. The Series B Notes and the Series C Notes were subsequently combined into $275.0 million in principal amount of the Old Notes in June 1998.

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

          Year                                                       Percentage
          ----                                                       ----------
          2001......................................................  102.875%
          2002 and thereafter.......................................  100.000%

     The Old Notes are joint and several obligations of Abraxas and Canadian Abraxas and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes rank senior in right of payment to all future subordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes are, however, effectively subordinated to the First Lien Notes to the extent of the value of the collateral securing the First Lien Notes and to the Second Lien Notes to the extent of the value of the collateral securing the Second Lien Notes. The Old Notes are unconditionally guaranteed, on a senior basis by Sandia Oil and Gas Company, a wholly owned subsidiary of the Company.. The guarantee is a general unsecured obligation of Sandia and ranks pari passu in right of payment to all unsubordinated indebtedness of Sandia and senior in right of payment to all subordinated indebtedness of Sandia. The guarantee is effectively subordinated to the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral securing the First Lien Notes and the Second Lien Notes.

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

          Year                                                 Percentage
          -----                                                ----------
          2001...............................................  103.000%
          2002 and thereafter................................  100.000%


     The First Lien Notes are senior indebtedness of Abraxas secured by a first lien on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The First Lien Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Canadian Abraxas, Sandia and Wamsutter Holdings, Inc., a wholly-owned subsidiary of the Company. The guarantees are secured by substantially all of the crude oil and natural gas properties of the guarantors and the shares of Grey Wolf owned by Abraxas and Canadian Abraxas.

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

     Second  Lien  Notes.  In  December  1999,   Abraxas  and  Canadian  Abraxas
consummated an exchange offer whereby $269,699,000 of the Old Notes were exchanged for $188,778,000 of the Second Lien Notes, and 16,078,990 shares of Abraxas common stock and contingent value rights. An additional $5,000,000 of the Second Lien Notes were issued in payment of fees and expenses.

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

          Year                                                  Percentage
          -----                                                 ----------
          2001................................................... 102.875%
          2002 and thereafter.................................... 100.000%

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

Hedging Activities.

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income/(Loss), a component of Stockholders' Equity, to the extent that the hedge is effective.


     The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in accumulated Other Comprehensive Income/(Loss) related to a cash flow hedge that becomes ineffective, remain unchanged until the related production is delivered. If the Company determines that it is probable that a hedged transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.


     Gains and losses on hedging instruments related to accumulated Other Comprehensive Income/(Loss) and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenue in the period that the related production is delivered.

     The following table sets forth the Company's hedge position as of June 30, 2001.

                Time Period                     Notional Quantities                   Price                Fair Value
   --------------------------------------- ------------------------------ ------------------------------ ----------------
   July 1, 2001 - October 31, 2002         20,000 Mcf/day of natural      Fixed price swap $2.60-$2.95   $(7.5) million
                                           gas  or 1,000 Bbl/day of       natural gas or
                                           crude oil                      $18.90 Crude oil

     On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded $31.0 million, net of tax, in Other Comprehensive Income/(Loss) representing the cumulative effect of an accounting change to recognize the fair value of cash flow derivatives. The Company recorded cash flow hedge derivative liabilities of $38.2 million on that date and a deferred tax asset of $7.2 million.

     During the first six months of 2001 losses before tax of $11.2 million were transferred from Other Comprehensive Income/(Loss) to revenue and the fair value of outstanding liabilities decreased by $19.5 million. For the three months and six months ended June 30, 2001, the ineffective portion of the cash flow hedges were not material

     For the three months and six months ended June 30, 2001, $14.5 and $(6.0) million, respectively, of deferred net income (loss) on derivative instruments were recorded in Other Comprehensive Income/(Loss). Approximately $4.3 million is expected to be reclassified to earnings during the next twelve-month period.

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

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of June 30, 2001, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $3.4 million and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $3.4 million

Net Operating Loss Carryforwards.

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

    Certain of the NOL carryforwards are subject to limitations due to transactions in prior years which resulted in a change of ownership under
Section 382. It is expected that the use of NOL carryforwards related to these transactions will be limited to varying amounts between $115,000 to $363,000 per year.

    In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance for deferred tax assets at December 31, 2000 and June 30, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     Our exposure to market risk rests primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manage crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Assuming the production levels we attained during the six months ended June 30, 2001, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income (loss) by approximately $4.8 million for the six months ended June 30, 2001.

Hedging Sensitivity

     The fair value of our hedge instrument was determined based on NYMEX forward price quotes as of June 30, 2001. As of June 30, 2001, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of our hedging instrument of $3.4 million and a commodity price decrease of 10% would have resulted in a favorable change in the fair value of our hedge instrument of $3.4 million.

         The following table sets forth our hedge position as of March 31, 2001.

                  Time Period                       Notional Quantities                 Price                 Fair Value
------------------------------------------------ --------------------------- ---------------------------- --------------------
July 1, 2001 - October 31, 2002                  20,000 Mcf/day of natural   Fixed price swap             $(7.5) million
                                                 gas  or 1,000 Bbl/day of    $2.60-$2.95 natural gas or
                                                 crude oil                   $18.90 Crude oil

Interest rate risk

     At June 30, 2001, substantially all of our long-term debt is at fixed interest rates and not subject to fluctuations in market rates.

Foreign currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre tax earnings of $6.5 million for the six months ended June 30, 2001. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our pre tax income by approximately $325,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company will determine the impact that these standards will have on its consolidated financial statements at the time that the tender offer to purchase additional ownership interest in Grey Wolf is complete.

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

                                     PART II
                                OTHER INFORMATION
Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
(a)      Reports on Form 8-K
                 None

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  August 14, 2001            By:/s/
         -----------------               -------------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  August 14, 2001            By:/s/
         -----------------               -------------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer