Form 10-Q
period 2001-09-30
ABRAXAS PETROLEUM CORP
filed 2001-11-14
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                      74-2584033
     ---------------------------        -----------------------------------

     (State or Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization                Identification Number)

    500 N. Loop 1604, East, Suite 100, San Antonio, Texas      78232
    ----------------------------------------------------- -----------------
     (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code   (210)    490-4788
                                                     ------------------

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)
      --------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No __

     The number of shares of the issuer's common stock outstanding as of November 10, 2001, was:

         Class                                           Shares Outstanding

 Common Stock, $.01 Par Value                                29,979,397





                                     1 of 28

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements (Unaudited)
           Consolidated Balance Sheets - September 30, 2001
             and December 31, 2000............................................3
           Consolidated Statements of Operations -
             Three and Nine Months Ended September 30, 2001 and 2000....-.....5
           Consolidated Statements of  Stockholders' Equity (Deficit) -
             Nine months ended September 30, 2001.............................6
           Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2001 and 2000....................7
           Notes to Consolidated Financial Statements.........................8

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal proceedings...................................................27
ITEM 2 - Changes in Securities...............................................27
ITEM 3 - Defaults Upon Senior Securities.....................................27
ITEM 4 - Submission of Matters to a Vote of Security Holders.................27
ITEM 5 - Other Information...................................................27
ITEM 6 - Exhibits and Reports on Form 8-K....................................27
              Signatures   ..................................................28


                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                                              September 30,  December 31,
                                                                                  2001          2000
                                                                               (Unaudited)
                                                                              -------------  ------------
                                                                                        (In thousands)
Current assets:
   Cash ........................................................................   $    492   $  2,004
   Account receivable, less allowance for doubtful accounts ....................      6,886     20,718
   Equipment inventory .........................................................      1,467      1,411
   Other current assets ........................................................        443        179
                                                                                    -------    -------
Total current assets ...........................................................      9,288     24,312

Property and equipment:
   Oil and gas properties, full cost method of accounting:
        Proved .................................................................    496,522    481,802
        Unproved, not subject to amortization ..................................     10,713     12,831
   Other property and equipment ................................................     62,783     63,720
                                                                                    -------   --------
         Less accumulated depreciation, depletion, and amortization ............    273,286    253,569
                                                                                    -------   --------
        Total property and equipment - net .....................................    296,732    304,784
                                                                                    -------   --------

Deferred financing fees, net of accumulated amortization of $8,232 and $6,917 at
   September 30, 2001 and December 31, 2000
   respectively ................................................................      4,267      5,556

Other assets ...................................................................        581        908
                                                                                   --------   --------
   Total assets ................................................................   $310,868   $335,560
                                                                                   ========   ========


           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                                              September 30,   December 31,
                                                                                  2001           2000
                                                                               (Unaudited)
                                                                           ----------------- -------------
                                                                                         (In thousands)
Current liabilities:
   Accounts payable ............................................................   $  15,873    $  22,721
   Oil and gas production payable ..............................................       1,639        6,281
   Accrued interest ............................................................       9,517        6,079
   Other accrued expenses ......................................................         680        1,932
   Hedge liability .............................................................       1,962         --
   Current maturities of long-term debt ........................................         495        1,128
                                                                                   ---------    ---------
     Total current liabilities .................................................      30,166       38,141

Long-term debt .................................................................     270,635      266,441

Deferred income taxes ..........................................................      21,500       21,079

Hedge liability ................................................................         203         --

Future site restoration ........................................................       4,293        4,305

Minority interest in foreign subsidiary ........................................        --         12,097

Stockholders' equity (deficit):
   Common stock, par value $.01 per share - authorized 200,000,000 shares;
     issued 30,145,280 and 22,759,852
      shares at September 30, 2001 and December 31, 2000,
     respectively ..............................................................         301          227
   Additional paid-in capital ..................................................     136,830      130,409
   Accumulated deficit .........................................................    (138,244)    (131,376)
   Treasury stock, at cost, 165,883 shares at September 30, 2001 and
     December 31, 2000, respectively ...........................................        (964)        (964)
   Accumulated other comprehensive loss ........................................     (13,852)      (4,799)
                                                                                    ---------    ---------
Total stockholders' equity (deficit) ...........................................     (15,929)      (6,503)
                                                                                    ---------    ---------
                      Total liabilities and stockholders' equity  (deficit).....   $ 310,868    $ 335,560
                                                                                    =========    =========

           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended     Nine Months Ended
                                                          September 30,          September 30,
                                                       2001         2000       2001        2000
                                                     ---------------------   ---------------------
                                                            (In thousands except per share data)
Revenue:
   Oil and gas production revenues ................   $ 13,667    $ 15,345    $ 62,043    $ 46,472
   Gas processing revenues ........................        777         672       1,711       2,074
   Rig revenues ...................................        199         134         607         384
   Other ..........................................        258         226         742         451
                                                      --------    --------    --------    --------
                                                        14,901      16,377      65,103      49,381
Operating costs and expenses:
   Lease operating and production taxes ...........      4,488       4,577      13,679      13,507
   Depreciation, depletion, and amortization ......      8,021       8,746      25,150      26,212
   Rig operations .................................        204         204         548         588
   General and administrative .....................      1,367       1,680       5,051       4,762
   General and administrative (Stock-based
     compensation) ................................     (1,366)      2,133      (2,767)      2,133
                                                      --------    --------    --------    --------
                                                        12,714      17,340      41,661      47,202
                                                      --------    --------    --------    --------
Operating income ..................................      2,187        (963)     23,442       2,179

Other (income) expense:
   Interest income ................................        (46)       (155)        (74)       (482)
   Amortization of deferred financing fee .........        405         508       1,315       1,523
   Interest expense ...............................      8,090       7,706      23,700      23,371
   Gain on sale of equity investment ..............       --          --          --       (33,983)
   Other expense ..................................       --           147          16       1,030
                                                      --------    --------    --------    --------
                                                         8,449       8,206      24,957      (8,541)
                                                      --------    --------    --------    --------
Net income (loss) from operations before taxes and
   extraordinary item .............................     (6,262)     (9,169)     (1,515)     10,720

Income tax expense (benefit) ......................       (608)      4,035       3,677       3,739

Minority interest in income of consolidated foreign
   subsidiary .....................................        195         382       1,676         597
                                                      --------    --------    --------    --------
Net income (loss) before extraordinary item .......     (5,849)    (13,586)     (6,868)      6,384
Extraordinary item:
   Debt extinguishment ............................       --          --          --         1,773
                                                      --------    --------    --------    --------
Net income (loss) .................................   $ (5,849)   $(13,586)   $ (6,868)   $  8,157
                                                      ========    ========    ========    ========
Earnings (loss) per common share:
     Net Income (loss) before extraordinary item ..   $  (0.22)   $  (0.60)   $  (0.28)   $   0.28
     Extraordinary item ...........................       --          --                      0.08
                                                      --------    --------    --------    --------
Net income (loss) per common share ................   $  (0.22)   $  (0.60)   $  (0.28)   $   0.36
                                                      ========    ========    ========    ========
Earnings (loss) per common share assuming dilution:
     Net Income (loss) before extraordinary item ..   $  (0.22)   $  (0.60)   $  (0.28)   $   0.20
     Extraordinary item ...........................       --          --          --          0.05
                                                      --------    --------    --------    --------
Net income (loss) per common share ................   $  (0.22)   $  (0.60)   $  (0.28)   $   0.25
                                                      ========    ========    ========    ========

           See accompanying notes to consolidated financial statements

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands except share amounts)



                                                                                                          Accumulated
                                        Common Stock         Treasury Stock     Additional                   Other
                                   ------------------------------------------    Paid-In    Accumulated   Comprehensive
                                     Shares     Amount    Shares     Amount      Capital     Deficit      Income (Loss)     Total
                                   --------- ---------- ---------- ---------- ------------- ------------ --------------- ----------
Balance at December 31, 2000 .    22,759,852   $  227     165,883   $ (964)   $  130,409    $ (131,376)   $ (4,799)      $  (6,503)
 Comprehensive income (loss):
    Net loss ...................     --            --        --        --           --          (6,868)        --           (6,868)
    Other comprehensive
     income (loss):
      Hedge loss ..............      --            --        --        --           --            --        (2,025)         (2,025)
      Foreign currency
       translation adjustment..      --            --        --        --           --            --        (7,028)         (7,028)
                                                                                                                           --------
   Comprehensive income (loss)       --            --        --        --           --            --           --          (15,921)
   Stock-based compensation ..       --            --        --        --         (2,767)         --           --           (2,767)
   Stock options exercised ..          8,375       --        --        --             16          --           --               16
   Issuance of common stock
     for CVRs ................     3,386,488       34        --        --            (34)         --           --               --
   Issuance of common stock
     and stock options for
     minority interest
     acquisition of Grey Wolf
     Exploration, Inc. .......     3,990,565       40        --        --          9,206           --          --            9,246
                                  ---------- ---------- ---------- ---------- ------------- ------------ --------------- ----------
Balance at September 30,2001
   (unaudited) ...............    30,145,280   $  301     165,883   $ (964)   $  136,830    $ (138,244)   $ (13,852)    $  (15,929)
                                  ========== ========== ========== ========== ============= ============ =============== ==========


           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                             -----------------------
                                                                               2001          2000
                                                                             -----------------------
                                                                                 (In Thousands)
Operating Activities
Net income (loss) ..........................................................   $ (6,868)   $  8,157
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation, depletion, and amortization .............................     25,150      26,212
     Amortization of deferred financing fees ...............................      1,315       1,523
     Stock-based compensation ..............................................     (2,767)      2,133
     Deferred income tax expense ...........................................      2,957       3,668
     Minority interest in income of foreign subsidiary .....................      1,676         597
     Gain on sale of equity investment .....................................       --       (33,983)
     Extraordinary gain on extinguishment of debt ..........................       --        (1,773)
     Issuance of common stock for compensation .............................       --            46
     Issuance of warrants for compensation .................................       --           147
     Changes in operating assets and liabilities:
         Accounts receivable ...............................................     13,598      (2,408)
         Equipment inventory and other assets ..............................       (234)       (741)
         Accounts payable and accrued expenses .............................     (8,738)      5,205
                                                                               --------    --------
Net cash provided by operating activities ..................................     26,089       8,783

Investing Activities
Capital expenditures, including purchases and development of properties ....    (44,793)    (44,271)
Proceeds from sale of oil and gas properties ...............................     15,361       8,451
Acquisition of minority interest ...........................................     (2,248)       --
Proceeds from sale of equity investment ....................................       --        34,482
                                                                               --------    --------
Net cash used by investing activities ......................................    (31,680)     (1,338)

Financing Activities
Proceeds from long-term borrowings .........................................     12,866       2,900
Payments on long-term borrowings ...........................................     (8,873)     (9,644)
Exercise of stock options ..................................................         16        --
Purchase of treasury stock - net ...........................................       --           (79)
Deferred financing fees ....................................................       --          (582)
Other ......................................................................        231           2
                                                                               --------    --------
Net cash provided (used) by financing activities ...........................      4,240      (7,403)
Effect of exchange rate changes on cash ....................................       (161)       (208)
                                                                               --------    --------
Increase (decrease) in cash ................................................     (1,512)       (166)
Cash at beginning of period ................................................      2,004       3,799
                                                                               --------    --------
Cash at end of period ......................................................   $    492    $  3,633
                                                                               ========    ========

Supplemental Disclosures
Supplemental disclosures of cash flow information:
     Interest paid .........................................................   $ 20,262    $ 19,704
                                                                               ========    ========
     Taxes paid ............................................................   $    505    $   --
                                                                               ========    ========

           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

Note 1. Basis of Presentation

         The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2000. Such policies have been continued without change. Also, refer to those financial statements and to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the 2001 interim periods are not necessarily indicative of results that may be expected for the full year

         The consolidated financial statements include the accounts of the Company, and its wholly-owned foreign subsidiaries, Canadian Abraxas
     Petroleum Limited ("Canadian Abraxas") and Grey Wolf Exploration Inc. ("Grey Wolf"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf prior to the Company's acquiring the remaining minority interest in September 2001.

         Canadian Abraxas' and Grey Wolf's assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity


Note 2.  Acquisition of Minority Interest in Grey Wolf

         In September 2001, the Company completed a tender offer for the minority interest in Grey Wolf acquiring the approximately 52% of capital stock that was not previously owned. The Company issued 3,990,565 common shares and 588,916 stock options, valued together at approximately $9.2 million. Additionally, the Company incurred direct costs of approximately $2.3 million related to the acquisition. The elimination of the minority interest through an acquisition at a purchase price less than Grey Wolf's book value in the Company's consolidated financial statements had the effect of reducing the property, plant, and equipment balance by $3.6 million and deferred income taxes by $1.4 million.

         The condensed pro forma financial information presented below summarizes, on an unaudited pro forma basis, approximate results of the Company's consolidated results of operations for the three and nine months ended September 30, 2000 and 2001, assuming the acquisition of the minority interest in Grey Wolf had occurred at the beginning of each period presented.

                                                    Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                   2001          2000           2001         2000
                                               -----------------------------------------------------
                                                    (In thousands except per share items
                                               -----------------------------------------------------
Revenue ....................................   $   14,901    $    16,377    $   65,103    $   49,381
                                               ==========    ===========    ==========    ==========
Income (loss) before extraordinary item ....       (5,654)       (13,204)       (5,192)        6,981
                                               ==========    ===========    ==========    ==========
Net income (loss) ..........................       (5,654)       (13,204)       (5,192)        8,754
                                               ==========    ===========    ==========    ==========
Income (loss) before extraordinary item, per
   common share ............................        (0.19)         (0.50)        (0.19)         0.26
                                               ==========    ===========    ==========    ==========
Net income (loss) per common share .........        (0.19)         (0.50)        (0.19)         0.33
                                               ==========    ===========    ==========    ==========
Income (loss) before extraordinary item, per
   common share - diluted ..................        (0.19)         (0.50)        (0.19)         0.19
                                               ==========    ===========    ==========    ==========
Net income (loss) per common share - diluted
                                                    (0.19)         (0.50)        (0.19)         0.24
                                               ==========    ===========    ==========    ==========

Note 3. Extraordinary Item

         In June 2000, the Company retired $7.1 million of its 11.5% Senior Notes, due 2004, at a discount of $1.7 million. The transaction was consummated at the then current market value of the notes.

Note 4.  Long-Term Debt

         Long-term debt consists of the following:

                                                                              September 30    December 31
                                                                                  2001            2000
                                                                            -----------------------------
                                                                                     (In thousands)
     11.5% Senior Secured Notes due 2004 ("Old Notes") .................... $       801      $       801
     12.875% Senior Secured Notes due 2003 ("First Lien Notes") ...........      63,500           63,500
     11.5% Senior Secured Notes due 2004 ("Second Lien Notes") ............     190,178          190,178
     Credit   facility   payable  to  a  Canadian  bank  (due  2002,
        renewable), providing for borrowings to approximately
        $17,600,000 at the bank's prime rate plus .125%, 6.375%
        at September 30, 2001, secured by the assets of Grey Wolf..........       9,036            7,859
     Production Payments...................................................       7,615            5,231
                                                                            ---------------- ------------
                                                                                271,130          267,569
     Less current maturities ..............................................         495            1,128
                                                                            ---------------- ------------
                                                                            $   270,635      $   266,441
                                                                            ================ ============

         Old Notes. On November 14, 1996, the Company consummated the offering of $215.0 million of it's 11.5% Senior Notes due 2004, Series A, which were exchanged for the Series B Notes in February 1997. On January 27, 1998, the Company completed the sale of $60.0 million of its 11.5% Senior Notes due 2004, Series C. The Series B Notes and the Series C Notes were subsequently combined into $275.0 million in principal amount of the Old Notes in June 1998.

         Interest on the Old Notes is payable semi-annually in arrears on May 1 and November 1 of each year at the rate of 11.5% per annum. The Old Notes are redeemable, in whole or in part, at the option of the Company at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on November 1 of the years set forth below:

          Year                                    Percentage
          ----                                    ----------
          2001..................................... 102.875%
          2002 and thereafter...................... 100.000%

         The Old Notes are joint and several obligations of Abraxas and Canadian Abraxas and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes rank senior in right of payment to all future subordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes are, however, effectively subordinated to the First Lien Notes to the extent of the value of the collateral securing the First Lien Notes and to the Second Lien Notes to the extent of the value of the collateral securing the Second Lien Notes. The Old Notes are unconditionally guaranteed, on a senior basis by Sandia Oil and Gas Company, a wholly owned subsidiary of the Company. The guarantee is a general unsecured obligation of Sandia and ranks pari passu in right of payment to all unsubordinated indebtedness of Sandia and senior in right of payment to all subordinated indebtedness of Sandia. The guarantee is effectively subordinated to the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral securing the First Lien Notes and the Second Lien Notes.

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

         First Lien Notes. In March 1999, Abraxas consummated the sale of $63.5 million of the First Lien Notes. Interest on the First Lien Notes is payable semi-annually in arrears on March 15 and September 15, commencing September 15, 1999. The First Lien Notes are redeemable, in whole or in part, at the option of Abraxas at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on March 15 of the years set forth below:

          Year                                     Percentage
          -----                                    ----------
          2001...................................   103.000%
          2002 and thereafter....................   100.000%

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

         Interest on the Second Lien Notes is payable semi-annually in arrears on May 1 and November 1, commencing May 1, 2000. The Second Lien Notes are redeemable, in whole or in part, at the option of Abraxas and Canadian Abraxas at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on December 1 of the years set forth below:

          Year                                            Percentage
          -----                                           ----------
          2001........................................... 102.875%
          2002 and thereafter............................ 100.000%

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                 ------------------------------    ----------------------------
                                                      2001               2000          2001           2000
                                                 --------------    ------------    -------------   ------------
Numerator:
  Net income (loss) from continuing operations   $       (5,849)   $    (13,586)   $     (6,868)   $      6,384
                                                 --------------    ------------    ------------    ------------
  Numerator for basic and diluted earnings per
  share -  income (loss) continuing operations           (5,849)        (13,586)         (6,868)          6,384

Extraordinary item ...........................             --              --              --             1,773
                                                 --------------    ------------    ------------    ------------
  Numerator for basic earnings per share -
  income (loss) applicable to common stock ...           (5,849)        (13,586)         (6,868)          8,157

Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares .................        26,893,198      22,628,599      24,347,669      22,641,993

  Effect of dilutive securities:
    Stock options, warrants and CVR's ........             --              --              --         9,979,975
                                                 --------------    ------------    ------------    ------------

  Dilutive potential common shares Denominator
    for diluted earnings per share - adjusted
    weighted-average shares and assumed
    Conversions ..............................       26,839,198      22,628,599      24,347,669      32,621,968

  Basic earnings (loss) per share:
    Income (loss) from continuing operations .   $        (0.22)   $      (0.60)   $      (0.28)   $       0.28
    Extraordinary item .......................             --              --              --              0.08
                                                 --------------    ------------    ------------    ------------
                                                 $        (0.22)   $      (0.60)   $      (0.28)   $       0.36
                                                 ==============    ============    ============    ============
  Diluted earnings (loss) per share:
    Income (loss) from continuing operations .   $        (0.22)   $      (0.60)   $      (0.28)   $       0.20
       Extraordinary item ....................             --              --              --              0.05
                                                 --------------    ------------    ------------    ------------
                                                 $        (0.22)   $      (0.60)   $      (0.28)   $       0.25
                                                 ==============    ============    ============    ============

         For the three months and nine months ended September 30, 2001 and for the three months ended September 30, 2000, none of the shares issuable in connection with stock options or warrants are included in diluted shares.

     Inclusion of these shares would be antidilutive due to losses incurred in the periods. Had there not been losses in these periods, dilutive shares would have been 933,561 and 1,453,202 shares for the three and nine months ended September 30, 2001 and 11.4 million shares for the three months ended September 30, 2000.

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


Note 6.  Summary Financial Information of Canadian Abraxas Petroleum Ltd.

         The following is summary financial information of Canadian Abraxas, a wholly owned subsidiary of Abraxas at September 30, 2001 and for the nine months then ended. Canadian Abraxas is jointly and severally liable with Abraxas for the entire balance of the Old Notes ($ 801,000) and the Second Lien Notes ($190.2 million) and is a guarantor of the First Lien Notes ($
     63.5 million). The Company has not presented separate financial statements and other disclosures concerning Canadian Abraxas because management has determined that such information is not material to the holders of the Old Notes, the First Lien Notes and the Second Lien Notes.

                                           BALANCE SHEET
                     Assets                                Liabilities and Shareholders Equity
                                         (In Thousands)

      Total current assets................  $     2,254  Total current liabilities........$   4,019
      Oil and gas properties - net........      132,259  11.5%  Notes due 2004............   52,629
      Other assets........................        1,932  Note payable to Abraxas..........   15,072
                                              ---------  Other liabilities................   24,576
                                            $   136,445  Equity...........................   40,149
                                              =========                                    ---------
                                                                                          $ 136,445
                                                                                           =========

                               STATEMENT OF OPERATIONS
           Revenues ..................................  $           22,406
           Operating costs and expenses ..............              17,650
           Interest expense ..........................               5,497
           Other expense..............................                 273
           Income tax expense ........................               1,048
                                                            ----------------
              Net loss................................  $           (2,062)
                                                            ================

Note 7. Business Segments

         Business  segment   information   about  the  Company's  third  quarter
     operations in different geographic areas is as follows:

                                                                     Three Months Ended September 30, 2001
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       7,687          $     7,214       $       14,901
                                                         ==================     ================   ===================
             Operating profit (loss).................        $       2,170          $    (1,358)      $          812
                                                          ==================     ================
             General Corporate.................................................................                1,375
             Interest expense and amortization of
                deferred financing fees........................................................               (8,449)
                                                                                                    -------------------
             Income before income taxes and extraordinary item.................................       $       (6,262)
                                                                                                    ===================

                                                                     Three Months Ended September 30, 2000
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       4,750          $      11,627     $       16,377
                                                          ==================     =================  ===================
             Operating profit (loss) ................        $        (516)         $       2,944     $        2,428
                                                          ==================     =================
             General Corporate.................................................................               (3,391)
             Interest expense and amortization of
                deferred financing fees........................................................               (8,206)
                                                                                                    -------------------
             Income before income taxes and extraordinary item.................................       $       (9,169)
                                                                                                    ===================

                                                                          Nine months Ended September 30, 2001
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      30,722          $      34,381     $       65,103
                                                          ==================     =================  ===================
             Operating profit........................        $      14,023          $      10,417     $       24,440
                                                          ==================     =================
             General Corporate.................................................................                 (998)
             Interest expense and amortization of
                deferred financing fees........................................................              (24,957)
                                                                                                    -------------------
             Income before income taxes and extraordinary item.................................       $       (1,515)
                                                                                                    ===================

                                                                      Nine Months Ended September 30, 2000
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      16,033          $      33,348     $       49,381
                                                          ==================     =================  ===================
             Operating profit .......................        $       1,208          $       6,171     $        7,379
                                                          ==================     =================
             General Corporate.................................................................               (5,200)
             Interest expense and amortization of
                deferred financing fees........................................................              (24,412)
             Other Income......................................................................               32,953
                                                                                                    -------------------
             Income before income taxes and extraordinary item.................................       $       10,720
                                                                                                    ===================

                                                                             At September 30, 2001
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In Thousands)
             Identifiable assets at September 30, 2001..  $        127,151       $     179,980       $       307,131
                                                          ==================     =================
             Corporate assets..................................................................                3,737
                                                                                                    -------------------
             Total assets .....................................................................       $      310,868
                                                                                                    ===================

                                                                              At December 31, 2000
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In Thousands)
             Identifiable assets at December 31, 2000     $     132,327          $     197,229     $      329,556
                                                          ==================     =================
             Corporate assets..................................................................                6,004
                                                                                                    -------------------
             Total assets .....................................................................       $      335,560
                                                                                                    ===================

Note 8. Hedging Program and Derivatives

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

         The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in accumulated Other Comprehensive Income (Loss) related to a cash flow hedge that becomes ineffective, remain unchanged until the related production is delivered. If the Company determines that it is probable that a hedged transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

         Gains and losses on hedging instruments related to accumulated Other Comprehensive Income/(Loss) and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenue in the period that the related production is delivered.

         The following table sets forth the Company's hedge position as of September 30, 2001.

                Time Period                     Notional Quantities                   Price                Fair Value
   --------------------------------------- ------------------------------ ------------------------------ ----------------
   October 1, 2001 - October 31, 2002      20,000 Mcf/day of natural      Fixed price swap $2.60-$2.95   $ (2.2) million
                                           gas  or 1,000 Bbl/day of       natural gas or
                                           crude oil                      $18.90 Crude oil

         On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded $31.0 million, net of tax, in Other Comprehensive Income (Loss) representing the cumulative effect of an accounting change to recognize the fair value of cash flow derivatives. The Company recorded cash flow hedge derivative liabilities of $38.2 million on that date and a deferred tax asset of $7.2 million.

         During the first nine months of 2001, losses before tax of $12.0 million were transferred from Other Comprehensive Income (Loss) to revenue and the fair value of outstanding liabilities decreased by $24.0 million. For the three months and nine months ended September 30, 2001, the ineffective portion of the cash flow hedges was not material

         For the three months and nine months ended September 30, 2001, $4.0 million and $(2.0) million, respectively, of deferred net income (loss) on derivative instruments were recorded in Other Comprehensive Income /(Loss). Approximately $2.0 million is expected to be reclassified to earnings during the next twelve-month period.

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

         The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of September 2001, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $1.5 million and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $1.1 million

Note 9.  Contingencies

         Litigation - From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. In 2001 the Company and a limited partnership in which a subsidiary of the Company is the managing general partner were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company related to the responsibility for year 2000 ad valorem taxes on oil and gas properties sold by the Company and the limited partnership. The Company believes these charges are without merit. At September 30, 2001, the Company believes any legal proceedings are not expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 10. Comprehensive Income

         Comprehensive income includes net income, losses and certain items recorded directly to Stockholder's Equity and classified as Other Comprehensive Income (Loss). The following table illustrates the calculation of comprehensive income (loss) for the three and nine months ended September 30, 2001:

                                                                                               Accumulated
                                                                                                   Other
                                                                                               Comprehensive
                                                         Comprehensive Income (loss)           Income (loss)
                                                      ----------------------------------     ------------------
                                                             Nine             Three                As of
                                                             Months        Months Ended        September 30,
                                                             Ended                                 2001
                                                                                             ------------------
                                                                September 30, 2001
                                                      ----------------------------------
                                                                           (In thousands)
Accumulated other comprehensive loss at
December 31, 2000..............................                                                $    (4,799)
   Net loss....................................             $  (6,868)       $     (5,849)
                                                      -----------------    ---------------
Other Comprehensive loss:
   Hedging derivatives (net of tax) - See Note 8
     Cumulative effect of change in accounting
     principle January 1, 2001.................               (30,980)                  -
     Reclassification adjustment for settled
     hedge contracts...........................                 9,749                 653
     Change in fair market value of
     outstanding hedge positions...............                19,206               3,366
                                                      -----------------    ---------------
                                                               (2,025)              4,019
   Foreign currency translation adjustment.....                (7,028)             (4,989)
                                                      -----------------    ---------------
Other comprehensive income (loss)..............                (9,053)               (970)          (9,053)
                                                      -----------------    ---------------

Comprehensive income (loss)....................             $  (15,921)         $ (6,819)
                                                      =================    ===============    -----------------
Accumulated other comprehensive loss at September 30, 2001..........................           $   (13,852)
                                                                                              =================

Note 11.  New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company has applied these standards as a result of the minority interest purchase of Grey Wolf.

         In June  2001,  the FASB  issued  SFAS No.  143,  Accounting  for Asset
     Retirement Obligations. SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for the Company beginning January 1, 2003 with earlier adoption encouraged. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

         In  August  2001,  the FASB  issued  SFAS No.  144  Accounting  for the
     Impairment of Disposal of Long-Lived Assets. SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from the discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. SFAS No, 144 is effective for the Company beginning January 1, 2002 with earlier adoption encouraged. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

Note 12. Ceiling Limitation - Third Quarter 2001

         The Company records the carrying value of its crude oil and natural gas properties using the full cost method of accounting for oil and gas properties. Under this method, the Company capitalizes the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of crude oil and natural gas properties exceeds the ceiling limit, the Company is subject to a ceiling limitation writedown to the extent of such excess. A ceiling limitation writedown is a charge to earnings which does not impact cash flow from operating activities. However, such writedowns do impact the amount of the Company's stockholders' equity. The cost ceiling represents the present value (discounted at 10%) of net cash flows from sales of future production, using commodity prices on the last day of the quarter, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of September 30, 2001, the Company's net capitalized cost of oil and gas properties exceeded the present value of its estimated proved reserves. The Company did not adjust its capitalized costs because, subsequent to September 30, 2001, oil and gas prices in both the United States and Canada increased such that the Company's capitalized cost did not exceed the present value of its estimated proved oil and gas reserves determined at such prices.

Note 13. Subsequent events

         Subsequent to September 30, 2001, the Company completed the sale of non-core oil and gas properties for approximately $14.3 million ($4.3 million represents proceeds from a Canadian property sale with the balance associated with two United States property sales).

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

    Selected operating data. The following table sets forth certain of our operating data for the periods presented.

                                                            Three Months Ended       Nine Months Ended
                                                               September 30             September 30
                                                          2001         2000          2001           2000
                                                      -----------  -----------    -----------    ----------
Operating Revenue (in thousands):
Crude Oil Sales...............................        $   2,968      $   2,454     $    9,674     $  $7,681
Natural Gas Sales.............................            9,640         11,044         47,504        33,555
Natural Gas Liquids Sales.....................            1,059          1,847          4,865         5,236
Processing Revenue............................              777            672          1,711         2,074
Rig Operations................................              199            134            607           384
Other.........................................              258            226            742           451
                                                       ---------       --------      ---------      --------
                                                      $  14,901      $  16,377     $   65,103     $  49,381
                                                       =========       ========      =========      ========

Operating Income (Loss) (in thousands)........        $   2,187      $    (963)    $   23,442     $  $2,179
Crude Oil Production (MBBLS)..................              118            144            373           474
Natural Gas Production (MMCFS)................            4,264          4,764         13,420        15,312
Natural Gas Liquids Production (MBBLS)...........            59             79            203           243
Average Crude Oil Sales Price ($/BBL)............     $   25.06      $   16.99     $    25.91     $   16.20
Average Natural Gas Sales Price $/MCF)...........     $    2.26      $    2.32     $     3.54     $    2.19
Average Liquids Sales Price ($/BBL)..............     $   18.05      $   23.35     $    24.02     $   21.50

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000

     Operating Revenue. During the three months ended September 30, 2001, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $13.7 million from $15.3 million for the same period in 2000. The decrease in revenue from crude oil, natural gas and natural gas liquids was primarily due to decreased production volumes during the three months ended September 30, 2001 as compared to the same period of 2000. The decrease in production volumes had a $2.1 million impact on revenue, which was partially offset by increased prices received in 2001 as compared to 2000. Increased crude oil prices contributed $1.0 million to revenue, which was partially offset by lower prices received for natural gas and natural gas liquids.

     The average sales prices, net of hedging activities, for the quarter ended September 30, 2001 were:

o  $25.06 per Bbl of crude oil,
o  $18.05 per Bbl of natural gas liquid, and
o  $ 2.26 per Mcf of natural gas

     The average sales prices, net of hedging activities, for the quarter ended September 30, 2000 were:

o  $16.99 per Bbl of crude oil,
o  $23.35 per Bbl of natural gas liquid, and
o  $ 2.32 per Mcf of natural gas

     Crude oil production declined from 144.4 Mbbls for the three months ended September 30, 2000 to 118.4 Mbbls for the same period of 2001. This decline is primarily due to natural field depletion and the sale of non-core properties during 2001. Revenue from natural gas production declined from $11.0 million for the quarter ended September 30, 2000 to $9.6 million for the same period of 2001. Natural gas production volumes declined from 4,764 Mmcf for the three months ended September 30, 2000 to 4,264 Mmcf for the same period of 2001. The decline in natural gas production volumes was the result of the sale of various non-core properties, primarily in our Canadian operations. The decrease in natural gas production volume decreased revenue by $1.1 million, and a slight decrease in commodity prices had caused $0.3 million decrease on natural gas revenue. Natural gas revenue was also negatively impacted by $0.8 million from hedging activities in the third quarter of 2001. Natural gas liquids revenue decreased to $1.1 million for the quarter ended September 30, 2001 compared to $1.8 million for the same period of 2000. Decreased prices received for natural gas liquids during the third quarter of 2001 impacted revenue by $0.3 million. Production volume declines had a $0.5 million negative impact on revenue during the three months ended September 30, 2001. Production decreased from 79.1 MBbls for the three months ended September 30, 2000 to 58.6 MBbls for the same period of 2001. The decline in natural gas liquids volumes was due primarily to the decline in natural gas production volumes in the areas in which we process liquids.

     Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended September 30, 2001 decreased slightly from $4.6 million for the three months ended September 30, 2000 to $4.5 million for the same period of 2001. The Company's LOE on a per MCFE basis for the three months ended September 30, 2001 was $0.84 compared to $0.75 for the same period of 2000. The increase on a per MCFE basis was primarily due to decreased production volumes during the third quarter of 2001 as compared to 2000.

     G&A Expenses. General and administrative ("G&A") expenses decreased from $1.6 million for the three months ended September 30, 2000 to $1.4 million for the same period of 2001. G&A expense on a per MCFE basis decreased from $0.28 for the quarter ended September 30, 2000 to $0.26 for the same period of 2001.

     Stock-based compensation expense. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB 25. Under the interpretation, certain modifications to fixed stock option awards occurring subsequent to December 15, 1998, and when these awards were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, the Company amended the exercise price to $2.06 on all options with an exercise price greater than $2.06. We recognized a credit of approximately $(1.4) million as stock-based compensation expense during the third quarter of 2001. The credit recognized in the quarter was due to a decline in the price of our common stock.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased from $8.7 million for the three months ended September 30, 2000, to $8.0 million in the same period of 2001. The Company's DD&A on a per MCFE basis for the three months ended September 30, 2001 was $1.51 per MCFE compared to $1.44 in 2000. The decrease in total DD&A was primarily due to decreased production during the third quarter of 2001. The per MCFE increase is due to higher finding cost in the later part of 2000 and the first nine months of 2001.

     Interest Expense. Interest expense increased to $8.1 million for the three months ended September 30, 2001 from $7.7 million for the same period of 2000. This increase was the result of higher debt levels during the first nine months of 2001 compared to the same period of 2000. Long-term debt increased from $264.6 million at September 30, 2000 to $271.1 million at September 30, 2001.

     Other Expense. Other expense for the three months ended September 30, 2000 were $147,000. This represents a non-cash expense connected with the issuance of warrants in August 2000 to a third party company to provide financial advisory services.

     Income taxes. Income tax expense was a benefit of $608,000 for the three months ended September 30, 2001 compared to an expense of $4.0 million for the same period of 2000. Income tax expense for the three months ended September 30, 2000 included $3.5 million as a result of the reversal of a $3.5 million deferred tax asset during the quarter when it was determined that it would not be utilized.

     Ceiling Limitation - Third Quarter 2001. The Company records the carrying value of its crude oil and natural gas properties using the full cost method of accounting for oil and gas properties. Under this method, the Company capitalizes the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of crude oil and natural gas properties exceeds the ceiling limit, the Company is subject to a ceiling limitation writedown to the extent of such excess. A ceiling limitation writedown is a charge to earnings which does not impact cash flow from operating activities. However, such writedowns do impact the amount of the Company's stockholders' equity. The cost ceiling represents the present value (discounted at 10%) of net cash flows from sales of future production, using commodity prices on the last day of the quarter, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of September 30, 2001, the Company's net capitalized cost of oil and gas properties exceeded the present value of its estimated proved reserves. The Company did not adjust its capitalized costs because, subsequent to September 30, 2001, oil and gas prices in both the United States and Canada increased such that the Company's capitalized cost did not exceed the present value of its estimated proved oil and gas reserves determined at such prices.

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000

     Operating Revenue. During the nine months ended September 30, 2001, operating revenue from crude oil, natural gas and natural gas liquid sales increased from $46.5 million in the nine months ended September 30, 2000 to $62.0 million for the same period in 2001. The increase in revenue was primarily attributable to higher prices realized during the nine months ended September 30, 2001 as compared to the same period of 2000. After deducting losses from hedging activities of $12.0 million, increased prices contributed $22.2 million in additional revenue. Reduced production volumes had a $6.7 million negative impact on revenue.

     The average sales prices, net of hedging activities, for the nine months ended September 30, 2001 were:

o  $25.91 per Bbl of crude oil,
o  $24.02 per Bbl of natural gas liquid, and
o  $ 3.54 per Mcf of natural gas

     The average sales prices, net of hedging activities, for the nine months ended September 30, 2000 were:

o  $16.20 per Bbl of crude oil,
o  $21.50 per Bbl of natural gas liquid, and
o  $ 2.19 per Mcf of natural gas

     Crude oil production decreased from 474.3 MBbls for the first nine months of 2000 to 373.4 MBbls for the same period of 2001. Natural gas production volumes declined to 13,420 MMcf for the nine months ended September 30, 2001 from 15,312 MMcf for the same period of 2000. The decline in crude oil and natural gas production was primarily the result of the sale of non-core properties, primarily in Canada, during the second half of 2000 and first nine months of 2001 and the natural field decline in production. Natural gas liquids volumes declined from 243.5 MBbls for the nine months ended September 30, 2000 to 202.5 MBbls for the same period of 2001. The decline in natural gas liquids was primarily due to the natural field decline in production in the areas that we process liquids.

     Lease Operating Expenses. LOE and natural gas processing expenses were $13.7 million for the nine months ended September 30, 2001 compared to $13.5 million for the same period in 2000. The increase was due primarily to higher production taxes paid as the result of higher commodity prices in 2001 compared to 2000. The Company's LOE on a per MCFE basis for the nine months ended September 30, 2001 was $0.81 compared to $0.69 for the same period of 2000. The increase on a per MCFE basis was primarily due to general decreased production volumes during the first nine months of 2001 as compared to the same period of 2000.

     G&A Expenses. G&A expenses increased from $4.8 million for the nine months ended September 30, 2000 to $5.1 million for the same period of 2001. The increase was primarily due to the loss of overhead reimbursement of approximately $300,000 due to the sale of properties in March 2000, and increased insurance cost. G&A expense on a per MCFE basis increased from $0.24 for the nine months ended September 30, 2000 to $0.30 for the same period of 2001.

     Stock-based compensation expense. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB 25. Under the interpretation, certain modifications to fixed stock option awards occurring subsequent to December 15, 1998, and when these awards were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, the Company amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. We recognized a credit of approximately $(2.8) million as stock-based compensation expense during the nine months ended September 30, 2001 related to these repricings. The credit was due to a decline in the market price of our common stock from December 31, 2000 to September 30, 2001.

     Depreciation, Depletion and Amortization Expenses. DD&A expense decreased from $26.2 million for the nine months ended September 30, 2000, to $25.2 million for the same period of 2001. The Company's DD&A on a per MCFE basis for the nine months ended September 30, 2001 was $1.49 per MCFE compared to $1.34 in 2000. The decrease in total DD&A was due to decreased production during the first nine months of 2000. The per MCFE increase is due to higher finding cost in the first nine months of 2001.

     At September 30, 2001, the Company's net capitalized cost of oil and gas properties exceeded the present value of its estimated proved reserves. The Company did not adjust it's capitalized costs because subsequent to September 30, 2001, oil and gas prices both in the United States and Canada increased such that the Company's capitalized cost did not exceed the present value of its estimated proved oil and gas reserves determined at such prices.

     Interest Expense. Interest expense increased to $23.7 million for the nine months ended September 30, 2001 from $23.4 million for the nine months ended September 30, 2000. This increase was the result of higher debt levels during the first nine months of 2001 compared to the same period of 2000. Long-term debt increased from $264.6 million at September 30, 2000 to $271.1 million at September 30, 2001

     Other Expense. Other expense was $1.0 million for the nine months ended September 30, 2000. Included in this amount is $147,000 of non-cash expense in connection with the issuance of warrants in August, 2000 to a third party financial advisor, approximately $400,000 in non-recurring costs incurred in our Canadian operations in connection with the acquisition of New Cache Petroleums, L.T.D. in 1999 and approximately $436,000 in connection with the settlement of a lawsuit in April 2000.

     General. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce The prices of natural gas and, crude oil and natural gas liquids we receive increased during the first nine months of 2001. The average natural gas price we realized increased to $3.54 per MCF during the first nine months of 2001, including the impact of a loss from hedging activities of $12.0 million, compared with $2.19 per MCF during the same period of 2000. Crude oil prices increased from $16.20 per BBL during the first nine months of 2000, to $25.91 for the nine months ended September 30, 2001. Natural gas liquids prices increased to $24.02 per BBL for the nine months ended September 30, 2001 compared to $21.50 per BBL in the same period of 2000. We experienced a decline in commodity prices during the quarter ended September 30, 2001 as compared to the average prices received during the nine months ended September 30, 2001 In addition, our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced unless we are successful in acquiring properties containing proved reserves or conduct successful exploration and development activities. In the event crude oil, natural gas and natural gas liquid prices return to depressed levels or if our production levels further decrease, our revenues, cash flow from operations and profitability will be materially adversely affected.

Liquidity and Capital Resources

     General: Capital expenditures during the nine months ended September 30, 2001 were $44.8 million compared to $44.3 million during the same period of 2000. The table below sets forth the components of these capital expenditures on a historical basis for the nine months ended September 30, 2001 and 2000.

                                                    Nine Months Ended
                                                      September 30
                                       ----------------------------------------
                                               2001               2000
                                       ------------------ ---------------------
Expenditure category (in thousands):
  Development and Acquisitions         $          44,466    $          43,130
  Facilities and other                               327                1,141
                                           --------------       ---------------
Total                                  $          44,793    $          44,271
                                           ==============       ===============

     At September 30, 2001, we had current assets of $9.3 million and current liabilities of $30.2 million resulting in a working capital deficit of $20.9 million. This compares to working capital deficit of $13.8 million at December 31, 2000 and a working capital deficit of $9.7 million at September 30, 2000. The material components of our current liabilities at September 30, 2001 include trade accounts payable and revenues due third parties of $17.5 million, accrued interest of $9.5 million and a hedge liability of $2.0 million.

     Operating activities during the nine months ended September 30, 2001 provided $26.4 million in cash compared to $8.8 million in the same period in 2000. Net loss plus non-cash expense items during 2001and net changes in operating assets and liabilities accounted for most of these funds. Investing activities required $32.0 million net during the first nine months of 2001, $44.5 million of which was utilized for the development of crude oil and natural gas properties. Divestitures of oil and gas properties provided $15.4 million. This compares to $1.3 million required during the same period of 2000, $42.8 million of which was utilized for the development of oil and gas properties. Divestitures of oil and gas properties, including equity investment, provided $34.5 million. Financing activities provided $4.2 million for the first nine months of 2001 compared to requiring $7.4 million for the same period of 2000.

     The Company's current budget for capital expenditures for the last three months of 2001, other than acquisition expenditures, is approximately $8.0 million. Such expenditures will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisitions of producing properties if such opportunities arise, but the Company currently has no agreements, arrangements or undertakings regarding any material acquisitions. The Company has no material long-term capital commitments and is consequently able to adjust the level of its expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should commodity prices return to depressed levels or decline further, reductions in the capital expenditure budget may be required.

     Current Liquidity Needs. Since January 1999, we have sought to improve our liquidity in order to allow us to meet our debt service requirements and to maintain and increase existing production.

     In October 1999, we sold a dollar denominated production payment to Mirant Americas Energy Capital, LP. ("Mirant") for $4.0 million relating to existing natural gas wells in the Edwards Trend in South Texas. During 2000, we sold additional production payments to Mirant for $6.4 million relating to additional natural gas wells in the Edwards Trend. In 2001, we have received $11.7 million from Mirant ($2.5 million in March, $8.0 million in April and $1.2 million in October) relating to additional south Texas gas wells and facilities. In the future, we have the ability to sell additional production payments to Mirant for drilling opportunities in the Edwards Trend. The current arrangement with Mirant allows for cumulative total production payments of up to $50 million.

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

     During 2001, we have had proceeds of approximately $15.4 million from the sale of non-core properties in Canada.

    In October 2001, we sold non-core United States properties for approximately $10.0 million and non-core Canadian properties for approximately $4.3 million.

     We are continuing to rationalize our significant non-core Canadian assets to allow us to continue to grow while reducing our debt. We may sell non-core assets or seek partners to fund a portion of the exploration costs of undeveloped acreage and are considering other potential strategic alternatives.

     We will have three principal sources of liquidity going forward: (i) cash on hand, (ii) cash flow from operations, and (iii) the production payments with Mirant. We also intend to continue to sell certain non-core properties, although the terms of the First Lien Notes indenture, the Second Lien Notes indenture and the Old Notes indenture substantially limit our use of proceeds from such sales.

     We expect that the improved commodity prices realized by us compared to those received in the prior year and the expiration of a significant portion of the crude oil and natural gas hedges that we had put in place in earlier years will improve our liquidity position in 2001. Should commodity prices continue to fall, all of our capital expenditures are discretionary and can be delayed to maintain liquidity. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net cash flow from operations plus cash on hand, cash available under the production payment agreement with Mirant and the proceeds from the sale of additional non-core properties will be adequate to fund operations and planned capital expenditures

Long-Term Indebtedness.

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

     Interest on the Old Notes is payable semi-annually in arrears on May 1 and November 1 of each year at the rate of 11.5% per annum. The Old Notes are redeemable, in whole or in part, at the option of the Company at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on November 1 of the years set forth below:

        Year                                         Percentage
        ----                                         ----------
        2001.......................................   102.875%
        2002 and thereafter........................   100.000%

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

     Interest on the Second Lien Notes is payable semi-annually in arrears on May 1 and November 1, commencing May 1, 2000. The Second Lien Notes are redeemable, in whole or in part, at the option of Abraxas and Canadian Abraxas at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on December 1 of the years set forth below:

        Year                                                 Percentage
        -----                                                ----------
        2001................................................ 102.875%
        2002 and thereafter................................. 100.000%

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

Hedging Activities.

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income (Loss), a component of Stockholders' Equity, to the extent that the hedge is effective.

     The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in accumulated Other Comprehensive Income (Loss) related to a cash flow hedge that becomes ineffective, remain unchanged until the related production is delivered. If the Company determines that it is probable that a hedged transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

     Gains and  losses on  hedging  instruments  related  to  accumulated  Other
Comprehensive Income (Loss) and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenue in the period that the related production is delivered.

     The following table sets forth the Company's hedge position at September 30, 2001.

                  Time Period                    Notional Quantities             Price                   Fair Value
   --------------------------------------- ------------------------------ -------------------------- -------------------
      October 1, 2001 - October 31, 2002   20,000 Mcf/day of natural      Fixed price swap            $(2.2) million
                                           gas  or 1,000 Bbl/day of       $2.60-$2.95 natural gas or
                                           crude oil                         $18.90 Crude oil

     On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded $31.0 million, net of tax, in Other Comprehensive Income (Loss) representing the cumulative effect of an accounting change to recognize the fair value of cash flow derivatives. The Company recorded cash flow hedge derivative liabilities of $38.2 million on that date and a deferred tax asset of $7.2 million.

     During the first nine months of 2001, losses before tax of $12.0 million were transferred from Other Comprehensive Income/(Loss) to revenue and the fair value of outstanding liabilities decreased by $24.0 million. For the three months and nine months ended September 30, 2001, the ineffective portion of the cash flow hedges were not material

     For the three months and nine months ended September 30, 2001, $4.0 million and $(2.0) million, respectively, of deferred net income (loss) on derivative instruments were recorded in Other Comprehensive Income (Loss). Approximately $2.0 million is expected to be reclassified to earnings during the next twelve-month period

     All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of September 30, 2001, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $1.5 million and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $1.1 million

Net Operating Loss Carryforwards.

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

   In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance for deferred tax assets at December 31, 2000 and September 30, 2001.


   Item 3. Quantitative and Qualitative Disclosures about Market Risk.

   Commodity Price Risk

     Our exposure to market risk rests primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manage crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Assuming the production levels we attained during the nine months ended September 30, 2001, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income (loss) by approximately $6.2 million for the nine months ended September 30, 2001.

   Hedging Sensitivity

     The fair value of our hedge instrument was determined based on NYMEX forward price quotes as of September 30, 2001. As of September 30, 2001, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of our hedging instrument of $1.5 million and a commodity price decrease of 10% would have resulted in a favorable change in the fair value of our hedge instrument of $1.1 million.

     The following table sets forth our hedge position as of September 30, 2001

                   Time Period                        Notional Quantities                Price                 Fair Value
------------------------------------------------ --------------------------- ---------------------------- --------------------
   October 1, 2001 - October 31, 2002            20,000 Mcf/day of           Fixed price swap             $(2.2) million
                                                 natural gas  or 1,000       $2.60-$2.95 natural gas or
                                                 Bbl/day of crude oil           $18.90 Crude oil

   Interest rate risk

     At September 30, 2001, substantially all of our long-term debt is at fixed interest rates and not subject to fluctuations in market rates.

   Foreign currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported pre-tax earnings of $4.4 million for the nine months ended September 30, 2001. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our pre-tax income by approximately $220,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

   New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company has applied these standards as a result of the purchase of the minority interest of Grey Wolf.

     In June 2001 the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for the Company beginning January 1, 2003 with earlier adoption encouraged. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

     In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from the discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. SFAS No, 144 is effective for the Company beginning January 1, 2002 with earlier adoption encouraged. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

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

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION
Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           On September 17, 2001, the Company issued 588,916 common stock options at an average exercise price of $2.49 in connection with the acquisition of the minority interest in Grey Wolf. These options were issued in exchange for outstanding Grey Wolf options and in consideration of the waiver by certain Grey Wolf option holders to have all of their Grey Wolf options vest upon the completion of the tender offer. The options were issued pursuant to the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Annual Meeting of Shareholders held on August 30, 2001 the following proposals were adopted by the margins indicated:

           1. Election of two directors for term of three years, to hold office until the expiration of his term in 2004 or until a successor shall have been elected & qualified.

                                               Number of Shares
                                        For                     Withheld
           Robert L.G. Watson         21,307,249                344,261
           James C. Phelps            21,575,337                 76,173

           2. Proposal to approve the offer and issuance of shares in connection with the Grey Wolf Exploration, Inc. offer and any compulsory acquisition transaction and subsequent acquisition transaction.

                                  Number of Shares
                      For               Against           Abstain
                      ---------------------------------------------
                      10,625,166        156,011           84,421

           3. Proposal to approve an amendment of the Long term Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan.

                                  Number of Shares
                       For              Against          Abstain
                      ---------------------------------------------
                      8,783,064         1,995,113         87,421

           4. Approval of the appointment of Deloitte & Touche LLP as the Company's auditors.

                                  Number of Shares
                       For               Against          Abstain
                      -------------------------------------------
                      21,410,975        225,766          14,769


Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)Exhibits
                  None
           (b)Reports on Form 8-K
                  None

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  November 14, 2001               By:/s/
         -------------------                  -------------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  November 14, 2001               By:/s/
         -------------------                  -------------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer