Form 10-K
period 2001-12-31
ABRAXAS PETROLEUM CORP
filed 2002-04-05
CIK 867665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 22, 2002, based upon the closing per share price of $1.44, was approximately $39,005,914 on such date.

         The number of shares of the issuer's common stock, par value $.01 per share, outstanding as of March 22, 2002 was 29,979,397 shares of which 27,087,440 shares were held by non-affiliates.

Documents Incorporated by Reference: Portions of the registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be held on May 24, 2002 have been incorporated by reference herein (Part III).

                          ABRAXAS PETROLEUM CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                     PART I
                                                                                                       Page
Item 1.  Business. .....................................................................................4
          General.......................................................................................4
          Recent Events.................................................................................5
          Business Strategy ............................................................................6
          Markets and Customers.........................................................................7
          Risk Factors..................................................................................8
          Regulation of Crude Oil and Natural Gas Activities...........................................19
          Canadian Royalty Matters.....................................................................22
          Environmental Matters  ......................................................................23
          Title to properties..........................................................................25
          Employees....................................................................................25

Item 2.  Properties....................................................................................25
          Primary Operating Areas......................................................................25
          Exploratory and Developmental Acreage........................................................26
          Productive Wells.............................................................................26
          Reserves Information.........................................................................27
          Crude Oil, Natural Gas Liquids and Natural Gas Production and Sales Price ...................23
          Drilling Activities..........................................................................29
          Office Facilities............................................................................30
          Other Properties.............................................................................30

Item 3.  Legal Proceedings.............................................................................30

Item 4.  Submission of Matters to a Vote of Security Holders...........................................31

Item 4a.Executive Officers of Abraxas..................................................................31


                                     PART II

Item 5.  Market for Registrant's Common Equity
            and Related Stockholder Matters............................................................32
          Market Information...........................................................................32
          Holders......................................................................................32
          Dividends....................................................................................32

Item 6.  Selected Financial Data.......................................................................33

Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations................................................33
          General......................................................................................33
          Results of Operations........................................................................33
          Liquidity and Capital Resources..............................................................39
           Critical Accounting Policies................................................................49
           New Accounting Pronouncements...............................................................50

Item 7a. Quantitative and Qualitative Disclosures about Market Risk....................................50

Item 8.  Financial Statements and Supplementary Data...................................................51



Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......................................................52

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant  .........................................52

Item 11.  Executive Compensation.......................................................................52

Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................52

Item 13.  Certain Relationships and Related Transactions...............................................52


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K...................................................................52


           SIGNATURES..................................................................................57


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

Item 1. Business

General

    Abraxas Petroleum Corporation ("Abraxas" or the "Company") is an independent energy company engaged primarily in the acquisition, exploration, exploitation and production of crude oil and natural gas. Since January 1, 1991, our principal means of growth has been through the acquisition and subsequent development and exploitation of producing properties and related assets. As a result of our historical acquisition activities, we believe we have a substantial inventory of low risk exploration and development opportunities, the development of which is critical to the maintenance and growth of our current production levels. We seek to complement our acquisition and development activities by selectively participating in exploration projects with experienced industry partners.

    Since December 31, 2001 an improving price environment related to crude oil and natural gas, recent drilling success of the Company and anticipated property sales, all discussed below as "Recent Events", are important factors in evaluation of the Company's prospects going forward.

    Our principal areas of operation are Texas and western Canada. At December 31, 2001, we owned interests in 937,149 gross acres (636,516 net acres) and operated properties accounting for 76% of our PV-10, affording us substantial control over the timing and incurrence of operating and capital expenditures. At December 31, 2001, estimated total proved reserves of Abraxas (U.S. operations) and our wholly-owned subsidiaries, Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and Grey Wolf Exploration, Inc. ("Grey Wolf") were 229.6 Bcfe with an aggregate PV-10 of $209.7 million. As of December 31, 2001, we had net natural gas processing capacity of 107 MMcf per day through our various ownership interests in 12 natural gas processing plants and compression facilities in Canada, giving us substantial control over our Canadian production and marketing activities.

    PV-10 means estimated future net revenue discounted at a rate of 10% per annum, before income taxes and with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the Securities and Exchange Commission. A Mcf is one thousand cubic feet of natural gas. MMcf is used to designate one million cubic feet of natural gas and Bcf refers to one billion cubic feet of natural gas. Mcfe means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of crude oil to six Mcf of natural gas. MMcfe means millions of cubic feet of natural gas equivalents and Bcfe means billions of cubic feet of natural gas equivalents. Mmbtu means million British Thermal Units. The term Bbl means one barrel of crude oil and MBbls is used to designate one thousand barrels of crude oil or natural gas liquids.

    In accordance with the Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the year, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of December 31, 2001, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $71.3 million ($38.9 million on the U.S. properties and $32.4 million on the Canadian properties). These amounts were calculated considering 2001 year-end prices of $19.84 per Bbl for crude oil and $2.57 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, crude oil and natural gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved crude oil and natural gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for crude oil and $2.89 per Mcf for natural gas. The Company also used the subsequent prices to evaluate its Canadian properties, and reduced the 2001 year-end write-down to an amount of $2.6 million on those properties.

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

    We currently have significant interest payments due in 2002 of $30.2 million and principal obligations payable in 2003 ($63.5 million) and 2004 ($191.0 million). Our debt service requirements may restrict our ability to fund capital expenditures necessary to maximize the value of our assets. The debt levels also restrict our ability to borrow additional amounts to fund asset growth or to provide financial flexibility. Additionally, our ability to meet our debt obligations and to reduce our level of debt depends on our future performance and crude oil and natural gas production and commodity prices. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If we are unable to make interest payments on our debt or to repay our debt at maturity out of cash on hand, we could attempt to refinance such debt, or repay such debt with the proceeds of the sale of certain producing properties or an equity offering. The use of the sale proceeds from a property sale are substantially limited by the terms of the indentures governing our indebtedness. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions and our value and performance at the time of such offering or other financing. We cannot assure you that any property sale, offering or refinancing can be successfully completed.

Recent Events

Potential Property Sales

    Our wholly owned Canadian subsidiaries, Grey Wolf and Canadian Abraxas, have entered into a definitive Purchase and Sale Agreement related to the sale of their interest in a natural gas plant and the associated reserves. The sale, effective March 1, 2002, is scheduled to close in the second quarter of 2002 with estimated net proceeds of US $21.5 million.

    We have also recently engaged Randall & Dewey, Inc. to explore a potential sale of certain properties located in Texas. The data room was opened in March of 2002, with bids due in the second quarter of 2002. There are no definitive agreements related to any potential sale and we cannot assure you that any sale will occur or, if it does, the sale price that we would receive.

     If all of the potential sales are ultimately closed, we anticipate aggregate proceeds in the range of $50 million to $100 million.

Lady Fern Drilling

    Our wholly-owned Canadian subsidiary, Grey Wolf has drilled four wells of a six well program in the Lady Fern area of Northeast British Columbia during this winter drilling season. Two of the wells in which we own a 16.66% interest in each well have indicated some success and are being completed and production tested. Two wells were dry holes. The final two wells of the program are currently drilling.

Improved Commodity Prices

    Since December 31, 2001, commodity prices have improved significantly. As a point of reference, on March 22, 2002, the NYMEX natural gas price was $3.43 per Mcf, and the NYMEX crude oil price was $25.35 per Bbl as compared to December 31, 2001 natural gas price of $2.57 per Mcf and crude oil price of $19.84 per Bbl. The improvement in prices since December 31, 2001, has limited our potential impairment write down of crude oil and natural gas properties at year end 2001 and if such prices are sustained, should improve our liquidity and cash flows. For a more detailed description of commodity prices, you should read the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Business Strategy

         Our primary business objectives are to increase reserves, production and cash flow through the following:

o Improved Liquidity. In recent years, we have sought to improve our liquidity in order to allow us to meet our debt service requirements and to maintain and increase existing production.

o We are continuing to rationalize our Canadian assets to allow us to continue to grow while reducing our debt. Our wholly owned Canadian subsidiaries, Canadian Abraxas and Grey Wolf have entered into a definitive Purchase and Sale Agreement related to the sale of their interest in a natural gas plant and the associated reserves. The sale, effective March 1, 2002, is scheduled to close in the second quarter of 2002 with estimated net proceeds of US $21.5 million. We may sell additional assets or seek partners to fund a portion of the exploration costs of undeveloped acreage, and we are considering other potential strategic alternatives. We have recently engaged Randall & Dewey to explore a potential sale of certain of our properties located in Texas. There are no definitive agreements related to any potential sale and we cannot assure you that any sale will occur or, if it does, the sale price that we would receive. If all of the potential sales are ultimately closed, we anticipate proceeds in the range of $50 million to $100 million. See "Recent Events".

o Our sale in March 1999 of 12.875% Senior Secured Notes due 2003 (the "First Lien Notes") allowed us to refinance our bank debt, meet our near-term debt service requirements and make limited crude oil and natural gas capital expenditures.

o In October 1999, we sold a dollar denominated production payment for $4.0 million relating to existing natural gas wells in South Texas to a unit of Southern Energy, Inc. which is now known as Mirant Americas
         Energy Capital, L.P. and in 2000 and 2001, we sold additional production payments for $6.4 million and $11.7 million, respectively, relating to additional natural gas wells in South Texas to Mirant Americas. We have the ability to sell up to $50 million of production payments to Mirant Americas for drilling opportunities in South Texas .

o In December 1999, Abraxas and Canadian Abraxas, completed an Exchange Offer whereby we exchanged our new 11.5% Senior Secured Notes due 2004, (the "Second Lien Notes"), common stock and contingent value rights for approximately 98.43% of our outstanding 11.5% Senior Notes due 2004, Series D (the "Old Notes"). The Exchange Offer reduced our long-term debt by approximately $76 million after expenses.

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

o During 2001, we sold assets in the United States and Canada. Our net proceeds from these transactions were approximately $29 million. These proceeds were used to invest in additional producing properties through drilling activities.

o In December 2001, Grey Wolf entered into a financing agreement with Mirant Canada Energy Capital, Ltd. for CDN $150 million (approximately US $96 million) (the "Grey Wolf Facility"), which is non-recourse to Abraxas. Initial borrowings from this facility of approximately US $25 million were used to retire Grey Wolf's existing bank facility and for general corporate purposes. Up to US $71 million is available to finance drilling of wells and related activities under this credit facility.

o Low Cost Operations. We seek to maintain low lease operating and G&A expenses per Mcfe by operating a majority of our producing properties and related assets and by maintaining a high rate of production on a per well basis. As a result of this strategy, we have achieved per unit operating and G&A expenses that compare favorably with similar companies.

o Exploitation of Existing Properties. We will allocate a portion of our operating cash flow to the exploitation of our producing properties. We believe that the proximity of our undeveloped reserves to existing production makes development of these properties less risky and more cost-effective than other drilling opportunities available to us. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion. As cash flow permits, our capital expenditure budget for 2002 for existing operations and leaseholds is approximately $37 million.

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

Markets and Customers

    The revenue generated by our operations is highly dependent upon the prices of, and demand for, crude oil and natural gas. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our crude oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability and cash flow from operations. You should read the discussion under "Risk Factors - Crude oil and natural gas prices and their volatility could adversely our revenues, cash flows and profitability." and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for more information relating to the effects on us of decreases in crude oil and natural gas prices.

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

    Substantially all of our crude oil and natural gas is sold at current market prices under short-term contracts, as is customary in the industry. During the year ended December 31, 2001, three purchasers accounted for approximately 41% of our crude oil and natural gas sales. We believe that there are numerous other companies available to purchase our crude oil and natural gas and that the loss of one or more of these purchasers would not materially affect our ability to sell crude oil and natural gas. The prices we receive for the sale of our crude oil and natural gas are subject to our hedging activities. You should read the discussion under "Management's Discussion and Analysis of Financial Condition And Results of Operations -- Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk; Commodity Price Risk" for more information regarding our hedging activities.

Risk Factors

     We lack financial liquidity due to our reduced cash flow. We have historically funded our operations and capital expenditures primarily through cash flow from operations, sales of properties and sales of production payments to Mirant Americas and other credit sources. We anticipate that we will have four principal sources of liquidity during the next 12 months: (i) cash on hand,
(ii) cash generated by operations, (iii) sales of production payments to Mirant Americas, and (iv) sales of properties. In addition, Grey Wolf has additional borrowing capacity under its credit facility with Mirant Canada to fund Grey Wolf's drilling activities.

     Our cash flow from operations has been severely impacted by depressed commodity prices since the third quarter of 2001. While commodity prices have recently increased, we cannot assure you that these price levels can be sustained. The reduced cash flow from operations has also reduced the overall volume of crude oil and natural gas that we can produce economically and increased our dependence on external sources of capital to fund our operations and capital expenditures. In addition, we have been unable to replace the production represented by the properties that we have sold with new production from the producing properties we drilled with the proceeds of our property sales.

      Our ability to raise funds through additional indebtedness will be substantially limited by the terms of the indentures governing our outstanding First Lien Notes and Second Lien Notes. We may also choose to issue equity securities or sell certain of our properties to fund our operations and capital expenditures, although the indentures substantially limit our use of the proceeds of any such asset sales. You should read the discussions under the headings "Our debt levels and our debt covenants may limit our ability to pursue business opportunities and to obtain additional financing," "We may issue shares of our preferred stock with greater rights than our common stock," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and the Consolidated Financial Statements and the notes thereto included elsewhere for more information regarding our lack of liquidity.

     Our substantial losses have put significant strain on our liquidity and cash position. At December 31, 2001, we had cash of $7.6 million. We are currently managing our cash position through the reduction of our 2002 capital expenditures budget and other cost reduction efforts. However, while these measures will help conserve our cash resources in the near term, they will also limit our ability to replenish our depleting reserves, which could negatively impact our cash flow from operations and results of operations in the future. For more information, you should read "Our ability to replace production with new reserves is highly dependent on acquisitions or successful development and exploration activities." In addition, we are actively seeking potential transactions for the sale of producing properties in order to increase our liquidity. Our failure to achieve revenue goals or the disposition of producing properties on favorable terms during 2002 and beyond will have a significant adverse impact on the liquidity of the Company, and could possibly result in insolvency.

    Our debt levels and our debt covenants may limit our ability to pursue business opportunities and to obtain additional financing. We have substantial indebtedness and debt service requirements. Our total debt and stockholders' deficit were $285.6 million and $28.5 million, respectively, as of December 31, 2001. We may incur additional indebtedness in the future in connection with acquiring, developing and exploiting producing properties, although our ability to incur additional indebtedness is substantially limited by the terms of the indentures. You should read the discussions under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the Consolidated Financial Statements and the notes thereto included elsewhere in this annual report for more information regarding our indebtedness.

    Our high level of debt affects our operations in several important ways, including:

o A substantial amount of our cash flow from operations will be used to pay interest on the First Lien Notes, any outstanding Old Notes and the Second Lien Notes and is not available for other purposes including developing our producing properties;

o The covenants contained in the First Lien Notes indenture and the Second Lien Notes indenture limit our ability to borrow additional funds or to dispose of assets and may affect our flexibility in planning for, and reacting to, changes in our business, including limiting acquisition activities;

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

    Our high level of debt increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance which, in turn, depends on general economic conditions and financial, business and other factors, many of which are beyond our control. If we are unable to generate cash flow from operations to service the First Lien Notes, the Second Lien Notes and the Old Notes, we may be required to refinance all or a portion of our debt or obtain additional financing. Our ability to refinance all or a portion of our debt or to obtain additional financing is substantially limited by the terms of the indentures. Factors that will affect our ability to raise cash in a financing include our financial condition and our value and performance at the time of any offering or other financing. We also continue to explore the sale of properties; however, the indentures substantially limit our ability to use the proceeds of any such sale. We cannot assure you that we will be successful in any refinancing, offering or property sale.

    We have substantial capital requirements. We make and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil and natural gas. In the past, we have funded our operations and capital expenditures primarily through cash flow from operations, sales of properties, sales of production payments to Mirant Americas and borrowings under our bank credit facilities and other sources. In 2001, we met our liquidity needs through cash flow from operations, the sale of additional properties and further installments on the production payment with Mirant Americas. We are examining certain alternative sources of long term capital including:

o        refinancing or recapitalizing our current indebtedness;

o        selling equity securities; and

o        selling additional properties.

The availability of these sources of capital depend upon a number of factors, many of which are beyond our control such as general economic and financial market conditions and crude oil and natural gas prices. Further, our cash flow from operations could be negatively affected by our limited ability, due to our limited liquidity, to acquire producing properties, to undertake exploration and development projects and to otherwise replenish our depleting reserves.

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

    Additionally, our ability to raise funds through additional indebtedness will be limited because a large portion of our crude oil and natural gas properties and natural gas processing facilities are subject to a first lien or floating charge for the benefit of the holders of the First Lien Notes and a second lien or floating charge for the benefit of the holders of the Second Lien Notes. Finally, our indentures also place substantial restrictions on the use of proceeds from asset sales.

    While there can be no assurances, we believe that our improved cash flow from operations due to successful development activities, the sale of properties and additional installments on the production payment with Mirant Americas will provide us with sufficient capital for the next 12 months. However, if our production or commodity prices decrease or if our drilling activities cost more than we anticipate, we may not be able to execute our business plan without additional capital.

    The collateral securing the First Lien Notes and the Second Lien Notes may not be adequate. The First Lien Notes and the related guarantees are secured by a first lien or charge on substantially all of the crude oil and natural gas properties and natural gas processing facilities of Abraxas and the guarantors, Canadian Abraxas, Sandia Oil and Gas Corp. ("Sandia") and Wamsutter Holdings, Inc. ("Wamsutter"), as well as the shares of Grey Wolf common stock owned by Abraxas and Canadian Abraxas (collectively, the "Collateral"), including crude oil and natural gas properties with a PV-10 of $158.3 million at December 31, 2001. The Second Lien Notes and the related guarantees are secured by a second lien or charge on the Collateral. The crude oil and natural gas properties of Grey Wolf, which had a PV-10 of $51.4 million at December 31, 2001, are not collateral for the First Lien Notes or the Second Lien Notes. These properties secure Grey Wolf's obligations under the Grey Wolf Facility. The reserve data with respect to such interests, however, represent estimates only and should not be construed as exact. Moreover, the PV-10 estimates should not be construed as the current market value of the estimated proved reserves attributable to our properties. You should read the discussions under the heading "Estimates of Proved Reserves and Future Net Revenue Are Uncertain and Inherently Imprecise" and "Properties -- Reserves Information" for more information regarding our reserves. We cannot assure you that if an event of default occurs that the liquidation of the Collateral would produce proceeds sufficient to pay all of our obligations under the First Lien Notes and the Second Lien Notes.

    Fraudulent conveyance laws could allow a court to void the guarantees. Abraxas' subsidiaries Canadian Abraxas, Wamsutter and Sandia are guarantors under the First Lien Notes, and Canadian Abraxas is jointly and severally liable with Abraxas and Wamsutter and Sandia are guarantors under the Second Lien Notes. Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

o received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and

o        was insolvent or rendered insolvent by reason of such incurrence; or

o was engaged in a business or transaction for which the guarantor's remaining assets constituted unreasonably small capital; or

o intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

     The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

o the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets, or

o if the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature, or

o        it could not pay its debts as they become due.

    We believe that Abraxas, Canadian Abraxas, Sandia and Wamsutter received reasonably equivalent value at the time they incurred the indebtedness under the First Lien Notes, the Second Lien Notes or related guarantees, as applicable, and granted the security interests in the Collateral securing the First Lien Notes, the Second Lien Notes and the related guarantees. In addition, Abraxas, Canadian Abraxas, Sandia and Wamsutter believe that none of them were, at the time of or as a result of the issuance of the First Lien Notes, the Second Lien Notes or the related guarantees and the granting of the security interests in the Collateral securing the First Lien Notes, the Second Lien Notes and the related guarantees, insolvent under the foregoing standards, that none of Abraxas, Canadian Abraxas, Sandia or Wamsutter will be engaged in a business or transaction for which its remaining assets constitute unreasonably small capital and that none of them intends or will intend to incur debts beyond its ability to pay such debts as they mature. These beliefs are based upon management's analysis of internal cash flow projections and estimated values of assets and liabilities of Abraxas, Canadian Abraxas, Sandia and Wamsutter. We cannot assure you, however, that a court passing on such questions would agree with Abraxas.

    Under applicable provisions of Canadian federal bankruptcy law or comparable provisions of provincial fraudulent preference laws, if a court in an action brought by an unpaid creditor of Canadian Abraxas or by a bankruptcy trustee of Canadian Abraxas were to find that the liens granted by Canadian Abraxas over its assets were intended to prefer the holders of the First Lien Notes and the Second Lien Notes over other creditors, such liens could be set aside. This would become an issue if Canadian Abraxas became insolvent or bankrupt within a certain period after granting the liens. However, to the extent that the grant of security is to secure new loan advances, there would be no fraudulent preference under Canadian bankruptcy or fraudulent preference laws.

    Bankruptcy laws could impair your rights. In the event Abraxas or any of the guarantors were to become a debtor subject to insolvency proceedings under the United States Bankruptcy Code ("Bankruptcy Code"), Canadian Federal bankruptcy law or general state or provincial laws (to the extent not superseded by respective federal laws), it is likely delays may occur in payment of the First Lien Notes and the Second Lien Notes and in enforcing remedies under the First Lien Notes and the Second Lien Notes, any guarantee or the liens securing the First Lien Notes and the Second Lien Notes and the guarantees because of specific provisions of such laws or by a court applying general principles of equity. Provisions under the Bankruptcy Code or general principles of equity that could result in the impairment of your rights include, but are not limited to:

o    an automatic stay,
o    avoidance of preferential transfers by a trustee or debtor-in-possession,
o    substantive consolidation,
o limitations on collectability of unmatured interest or attorney fees and forced restructuring of the First Lien Notes or the Second Lien Notes.

    There are similar provisions under Canadian law. Under the Bankruptcy Code, a trustee or debtor-in-possession may generally recover payments or transfers of property of a debtor if such payment or transfer was:

o    to or for the benefit of a creditor,

o    in payment of an antecedent debt owed before the transfer was made,

o    made while the debtor was insolvent,

o within ninety (90) days (or one year if the payment was to an "insider" of the debtor) before the filing of the bankruptcy case that enabled the creditor to receive more than it would have received in a liquidation under Chapter 7 of the Bankruptcy Code, the transfer had not been made and the creditor received payment of the debt as provided in the Bankruptcy Code.

    As an example, if payments were made on the First Lien Notes or the Second Lien Notes prior to the filing of a bankruptcy case and a court subsequently determined that the value of the collateral pledged by the entity making the payment was less than the debt owed, such payments could be subject to avoidance as a preferential transfer.

    Our financial failure could also result in impairment of payment of the First Lien Notes or the Second Lien Notes if a bankruptcy court were to "substantially consolidate" Abraxas and its subsidiaries. If a bankruptcy court substantially consolidated Abraxas and its subsidiaries, the assets of each entity would be subject to the claims of creditors for all entities. Such a consolidation would expose the holders of the First Lien Notes or the Second Lien Notes not only to the usual impairments arising from bankruptcy, but also to potential dilution of the amount ultimately recoverable because of the larger creditor base.

    Forced restructuring of the First Lien Notes or the Second Lien Notes could occur through the "cram-down" provision of the Bankruptcy Code. Under this provision, the First Lien Notes or the Second Lien Notes could be restructured over objections of holders of the First Lien Notes or the Second Lien Notes as to their general terms, primarily interest rate and maturity. Additionally, the First Lien Notes or the Second Lien Notes could be bifurcated into a secured debt and unsecured debt if a bankruptcy court were to find that the debt owed by Abraxas exceeded the value of the collateral. If this were to occur, the unsecured portion of the debt could be afforded different treatment than the secured portion of the debt, including the disallowance of the accrual of post petition interest on the First Lien Notes or the Second Lien Notes.

    Additionally, due to Abraxas and the guarantors being domiciled in Canada and in the United States, Abraxas and the guarantors could be subject to multi-jurisdictional insolvency proceedings in Canada and the United States. If multi-jurisdictional insolvency proceedings were to occur, this could result in additional delay in payment of the First Lien Notes or the Second Lien Notes, as well as delay in or prevention from enforcing remedies under the First Lien Notes or the Second Lien Notes, any guarantee and the liens securing the First Lien Notes or the Second Lien Notes and the guarantees. Likewise, the First Lien Notes or the Second Lien Notes could be subject to different treatment inasmuch as the multiple insolvency proceedings would be conducted by different courts applying different laws.

    Crude oil and natural gas prices and their volatility could adversely affect our revenue, cash flows and profitability. Our revenue, profitability and future rate of growth depend substantially upon prevailing prices for crude oil and natural gas. Natural gas prices affect us more than crude oil prices since most of our production and reserves are natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. For example, in 1999 we reduced our capital expenditures budget because of lower crude oil and natural gas prices. In addition, we may have ceiling test write-downs when prices decline. Lower prices may also reduce the amount of crude oil and natural gas that we can produce economically.

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

         o political and economic conditions in oil producing countries, especially those in the Mideast; and

         o    overall economic conditions.

    In addition to decreasing our revenue and cash flow from operations, low or declining crude oil and natural gas prices could have additional material adverse effects on us, such as:

         o reducing the overall volumes of crude oil and natural gas that we can produce economically;

         o    cause a ceiling limitation write-down;

         o increase our dependence on external sources of capital to meet our liquidity requirements; and

         o    impair our ability to obtain needed equity capital.

    Hedging transactions may limit our potential gains. We have entered into hedge agreements and other financial arrangements at various times to attempt to minimize the effect of crude oil and natural gas price fluctuations. We cannot assure you that such transactions will reduce risk or minimize the effect of any decline in crude oil or natural gas prices. Any substantial or extended decline in crude oil or natural gas prices would have a material adverse effect on our business and financial results. Hedging activities may limit the risk of declines in prices, but such arrangements may also limit additional revenues from price increases. In addition, such transactions may expose us to risks of financial loss under certain circumstances, such as:

         o    production is less than expected; or

         o price differences between delivery points for our production and those in our hedging agreements increase.

    In 2000 and 2001, we experienced hedging losses of $20.2 million and $12.1 million, respectively. At year end 2001, the fair value of future hedges was a liability of approximately $658,000, which we believe will reduce our cash flow from operations in 2002. Our hedge agreements expire in October 2002. To the extent that these hedge agreements require us to pay the counterparty, our revenue will be reduced. You should read the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources - Hedging Activities" for more information regarding our hedging activities.

    Lower crude oil and natural gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for our crude oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down". This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and earnings. The risk that we will be required to write down the carrying value of crude oil and natural gas properties increases when crude oil and natural gas prices are low. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or if purchasers cancel long-term contracts for our natural gas production. As of December 31, 2001, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $71.3 million ($38.9 million on the U.S. properties and $32.4 million on the Canadian properties). These amounts were calculated considering 2001 year-end prices of $19.84 per Bbl for crude oil and $2.57 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, crude oil and natural gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved crude oil and natural gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for crude oil and $2.89 per Mcf for natural gas. The Company also used the subsequent prices to evaluate its Canadian properties, and reduced the 2001 year-end write-down to an amount of $2.6 million on those properties. In 1999, we recorded a write-down of $19.1 million as a result of a downward adjustment to our proved reserves in Canada. We cannot assure you that we will not experience additional ceiling limitation write-downs in the future. For more information on the full cost method of accounting and ceiling limitation write-downs, you should read the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

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

    The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the PV-10 thereof for the crude oil and natural gas properties described in this document are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 2001. The sales prices as of such date used for purposes of such estimates were $18.26 per Bbl of crude oil, $16.29 per Bbl of NGLs and $2.20 per Mcf of natural gas. This compares with $25.73 per Bbl of crude oil, $30.63 per Bbl of NGLs and $9.21 per Mcf of natural gas as of December 31, 2000. It is also assumed that we will make future capital expenditures of approximately $56.6 million in the aggregate, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

    We have experienced recurring net losses.

         The following table shows the losses Abraxas had in 1997, 1998, 1999 and 2001:

                           1997           1998           1999         2001
                         ---------- -------------- ------------- ------------
                                       (US $ in millions)
                         ----------------------------------------------------
Net loss applicable
 to common stock......... $(6.5)       $(84.0)       $(36.7)       $(19.7)
                         ========== ============== ============= ============

    While Abraxas had net income in 2000 of $8.4 million, if the significant gain on the sale of an interest in a partnership were excluded, Abraxas would have experienced a net loss for the year of $(25.5) million. Abraxas cannot assure you that it will become profitable in the future.

    You should read the discussions under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes thereto included elsewhere in this document for more information regarding these losses.

    Our ability to replace production with new reserves is highly dependent on acquisitions or successful development and exploration activities. The rate of production from crude oil and natural gas properties declines as reserves are depleted. Our proved reserves will decline as reserves are produced unless we acquire additional properties containing proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. Our future crude oil and natural gas production is therefore highly dependent upon our level of success in acquiring or finding additional reserves. We cannot assure you that our exploration and development activities will result in increases in reserves. Our operations may be curtailed, delayed or cancelled if we lack necessary capital and by other factors, such as title problems, weather, compliance with governmental regulations, mechanical problems or shortages or delays in the delivery of equipment. Our ability to acquire or find additional reserves will be severely diminished by our lack of available funds for acquisition, exploration and development projects. We have implemented a number of measures to conserve our cash resources, including postponement of exploration and development projects. However, while these measures will conserve our cash resources in the near term, they will also limit our ability to replenish our depleting reserves, which could negatively impact our cash flow from operations in the future.

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

Drilling for crude oil and natural gas may be unprofitable. Dry holes and wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable. In addition, our properties may be susceptible to hydrocarbon draining from production by other operations on adjacent properties.

    Our industry also experiences numerous operating risks. These operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, ruptures or discharges of toxic gases. If any of these industry operating risks occur, we could have substantial losses. Substantial losses also may result from injury or loss of life, severe damage to or destruction of property, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above. We cannot assure you that our insurance will be adequate to cover losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase.

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

    The marketability of our production depends largely upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. The marketability of our production depends in part upon processing facilities. Transportation space on such gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to such facilities or due to such space being utilized by other companies with priority transportation agreements. Our access to transportation options can also be affected by U.S. federal and state and Canadian regulation of crude oil and natural gas production and transportation, general economic conditions, and changes in supply and demand. These factors and the availability of markets are beyond our control. If market factors dramatically change, the financial impact on us could be substantial and adversely affect our ability to produce and market crude oil and natural gas.

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

    We depend on our key personnel. We depend to a large extent on Robert L.G. Watson, our Chairman of the Board, President and Chief Executive Officer, for our management and business and financial contacts. The unavailability of Mr. Watson could have a materially adverse effect on our business. Mr. Watson has a five-year employment contract with Abraxas, which provides that he can be terminated for cause only. Our success is also dependent upon our ability to employ and retain skilled technical personnel. While we have not experienced difficulties in employing or retaining such personnel, our failure to do so in the future could adversely affect our business.

    Shares eligible for future sale may depress our stock price. At March 22, 2002, we had 29,979,397 shares of common stock outstanding of which 2,891,957 shares were held by affiliates, 4,923,537 shares of common stock were subject to outstanding options granted under certain stock option plans (of which 2,834,457 shares were vested at March 22, 2002) and 950,000 shares were issuable upon exercise of warrants.

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

     The price of Abraxas' common stock has been volatile and could continue to fluctuate substantially. Abraxas' common stock is traded on the American Stock Exchange ("AMEX"). The market price of Abraxas' common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

         o    fluctuations in commodity prices;

         o    variations in results of operations;

         o    legislative or regulatory changes;

         o    general trends in the industry;

         o    market conditions; and

         o analysts' estimates and other events in the crude oil and natural gas industry.

You should read the discussion under the heading "Market for Registrant's Common Equity and Related Stockholder Matters" for more information regarding the market price fluctuations of Abraxas' common stock.

    We may issue shares of preferred stock with greater rights than our common stock. Subject to the rules of the American Stock Exchange, our articles of incorporation authorize our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than our common stock.

    Anti-takeover provisions could make a third party acquisition of Abraxas difficult. Abraxas' articles of incorporation and by-laws provide for a classified board of directors, with each member serving a three-year term and eliminate the ability of stockholders to call special meetings or take action by written consent. Abraxas has also adopted a stockholder rights plan. Each of the provisions in the articles of incorporation and by-laws and the stockholder rights plan could make it more difficult for a third party to acquire Abraxas without the approval of Abraxas' board. In addition, the Nevada corporate statute also contains certain provisions, which could make an acquisition by a third party more difficult.

Use of our net operating loss carryforwards may be limited. At December 31, 2001 the Company had, subject to the limitation discussed below, $115,900,000 of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2002 through 2021 if not utilized. At December 31, 2001, the Company had approximately $6,700,000 of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2002 through 2008 if not utilized.

As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under Section 382 occurred in December 1991. Accordingly, it is expected that the use of the U.S. net operating loss carryforwards generated prior to December 31, 1991 of $3,203,000 will be limited to approximately $235,000 per year.

During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of the acquired corporation of $257,000 acquired in the acquisition are limited to approximately $115,000 per year.

As a result of the issuance of additional shares of common stock for acquisitions and sales of common stock, an additional ownership change under
Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 (including those subject to the 1991 and 1992 ownership changes discussed above) of $6,590,000 will be limited as described above and in the following paragraph.

An ownership change under Section 382 occurred in December 1999, following the issuance of additional shares, as described in Note 5. It is expected that the annual use of U.S. net operating loss carryforwards subject to this Section 382 limitation will be limited to approximately $363,000, subject to the lower limitations described above. Future changes in ownership may further limit the use of the Company's carryforwards. In 2000, assets with built in gains were sold, increasing the Section 382 limitation for 2001 by approximately $31,000,000.

The annual Section 382 limitation may be increased during any year, within 5 years of a change in ownership, in which built-in gains that existed on the date of the change in ownership are recognized.

    In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $34,763,000 and $39,670,000 for deferred tax assets at December 31, 2000 and 2001, respectively.

Regulation of Crude Oil and Natural Gas Activities

    The exploration, production and transportation of all types of hydrocarbons are subject to significant governmental regulations. Our operations are affected from time to time in varying degrees by political developments and federal, state, provincial and local laws and regulations. In particular, crude oil and natural gas production operations and economics are, or in the past have been, affected by industry specific price controls, taxes, conservation, safety, environmental, and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations.

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

    NAFTA contemplates the reduction of Mexican restrictive trade practices in the energy sector and prohibits discriminatory border restrictions and export taxes. The agreement also contemplates clearer disciplines on regulators to ensure fair implementation of any regulatory changes and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports. The Texas Railroad Commission has recently become the lead agency for Texas for coordinating permits governing Texas to Mexico cross border pipeline projects. The availability of selling natural gas into Mexico may substantially impact the interstate natural gas market on all producers in the coming years.

United States Natural Gas Regulation

    Historically, the natural gas industry as a whole has been more heavily regulated than the crude oil or other liquid hydrocarbons market. Most regulations focused on transportation practices. In the recent past interstate pipeline companies in the United States generally acted as wholesale merchants by purchasing natural gas from producers and reselling the natural gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rule making action, Order No. 636 ("Order 636"), issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and natural gas balancing services), and to adopt a new ratemaking methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate markets natural gas as a merchant, it does so pursuant to private contracts in direct competition with all of the sellers, such as us; however, pipeline companies and their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only," although many have affiliated marketers. Order 636 and related FERC orders have resulted in increased competition within all phases of the natural gas industry. We do not believe that Order 636 and the related restructuring proceedings affect us any differently than other natural gas producers and marketers with which we compete.

    Transportation pipeline availability and cost are major factors affecting the production and sale of natural gas. Our physical sales of natural gas are affected by the actual availability, terms and cost of pipeline transportation. The price and terms for access onto the pipeline transportation systems remain subject to extensive Federal regulation. Although Order 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to and use of the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although some appeals remain pending and the FERC continues to review and modify its regulations regarding the transportation of natural gas. For example, the FERC has recently begun a broad review of its natural gas transportation regulations, including how its regulations operate in conjunction with state proposals for natural gas marketing restructuring and in the increasingly competitive marketplace for all post-wellhead services related to natural gas.

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

    Since Order 636, FERC decisions involving onshore facilities have been more liberal in their reliance upon traditional tests for determining what facilities are "gathering" and therefore exempt from federal regulatory control. In many instances, what was once classified as "transmission" may now be classified as "gathering." We ship certain of our natural gas through gathering facilities owned by others, including interstate pipelines, under existing long term contractual arrangements. Although these FERC decisions have created the potential for increasing the cost of shipping our natural gas on third party gathering facilities, our shipping activities have not been materially affected by these decisions.

    In summary, all of the FERC activities related to the transportation of natural gas have resulted in improved opportunities to market our physical production to a variety of buyers and market places, while at the same time increasing access to pipeline transportation and delivery services. Additional proposals and proceedings that might affect the natural gas industry in the United States are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective or their effect, if any, on our operations. The crude oil and natural gas industry historically has been very heavily regulated; thus there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

State and Other Regulation

    All of the jurisdictions in which we own producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units on an acreage basis and the density of wells which may be drilled and the unitization or pooling of crude oil and natural gas properties. In this regard, some states and provinces allow the forced pooling or integration of tracts to facilitate exploration while other states and provinces rely on voluntary pooling of lands and leases. In addition, state and provincial conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. Some states, such as Texas and Oklahoma, have, in recent years, reviewed and substantially revised methods previously used to make monthly determinations of allowable rates of production from fields and individual wells. The effect of all of these conservation regulations is to limit the speed, timing and amounts of crude oil and natural gas we can produce from our wells, and to limit the number of wells or the location at which we can drill.

    State and provincial regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. In the United States, natural gas gathering has received greater regulatory scrutiny at both the state and federal levels in the wake of the interstate pipeline restructuring under Order 636. For example, the Texas Railroad Commission enacted a Natural Gas Transportation Standards and Code of Conduct to provide regulatory support for the State's more active review of rates, services and practices associated with the gathering and transportation of natural gas by an entity that provides such services to others for a fee, in order to prohibit such entities from unduly discriminating in favor of their affiliates.

    For those operations on U.S. Federal or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, in the United States, the Minerals Management Service ("MMS") has recently issued a final rule to clarify or severely limit the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. Further, the MMS has been engaged in a process of promulgating new rules and procedures for determining the value of crude oil produced from federal lands for purposes of calculating royalties owed to the government. The crude oil and natural gas industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase. We cannot predict what, if any, effect any new rule will have on our operations.

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

    The Alberta government also introduced the Third Tier Royalty with a base rate of 10% and a rate cap of 25% from crude oil pools discovered after September 30, 1992. The new crude oil royalty reserved to the Crown has a base rate of 10% and a rate cap of 30% and for old crude oil a base rate of 10% and a rate cap of 35%.

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

    In Alberta, a producer of crude oil or natural gas is entitled to credit against the royalties payable to the Crown by virtue of the Alberta Royalty Tax Credit ("ARTC") program. The ARTC program is based on a price-sensitive formula, and the ARTC rate currently varies between 75% for prices for crude oil at or below CDN $100 per cubic metre and 35% for prices above CDN $210 per cubic metre. The ARTC rate is currently applied to a maximum of CDN $2.0 million of Alberta Crown royalties payable for each producer or associated group of producers. Crown royalties on production from producing properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible for ARTC. The rate is established quarterly based on average "par price", as determined by the Alberta Department of Energy for the previous quarterly period. On December 22, 1997, the Government of Alberta gave notice that they intended to review the ARTC program, but no amendments have yet been passed into law. The government of Alberta did pass a law that effective January 1, 2001, the ARTC would not be available to individuals or trusts and will not otherwise be available unless the maximum credit is greater than or equal to CDN $10,000 in the taxation year.

    Producers of crude oil and natural gas in British Columbia are also required to pay annual rental payments in respect of Crown leases and royalties and freehold production taxes in respect of crude oil and natural gas produced from Crown and freehold lands respectively. The amount payable as a royalty in respect of crude oil depends on the vintage of the crude oil (whether it was produced from a pool discovered before or after October 31, 1975) or a pool in which no well was completed on June 1, 1998), the quantity of crude oil produced in a month and the value of the crude oil. Crude oil produced from newly discovered pools may be exempt from the payment of a royalty for the first 36 months of production. The royalty payable on natural gas is determined by a sliding scale based on a reference price which is the greater of the amount obtained by the producer and at prescribed minimum price. Natural gas produced in association with crude oil has a minimum royalty of 8% while the royalty in respect of other natural gas may not be less than 15%.

Environmental Matters

    Our operations are subject to numerous federal, state, provincial and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and natural gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrict injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. Our management believes that we are in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the crude oil and natural gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

    In the United States, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial civil and criminal penalties for failing to prevent surface and subsurface pollution, as well as to control the generation, transportation, treatment, storage and disposal of hazardous waste generated by crude oil and natural gas operations. Although CERCLA currently contains a "petroleum exclusion" from the definition of "hazardous substance," state laws affecting our operations impose cleanup liability relating to petroleum and petroleum related products, including crude oil cleanups. In addition, although RCRA regulations currently classify certain oilfield wastes which are uniquely associated with field operations as "non-hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements.

    We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the exploration and production of crude oil and natural gas. Although we utilized standard industry operating and disposal practices at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties we owned or leased or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Our operations are also impacted by regulations governing the disposal of naturally occurring radioactive materials ("NORM"). We must comply with the Clean Air Act and comparable state statutes which prohibit the emissions of air contaminants, although a majority of our activities are exempted under a standard exemption. Moreover, owners, lessees and operators of crude oil and natural gas properties are also subject to increasing civil liability brought by surface owners and adjoining property owners. Such claims are predicated on the damage to or contamination of land resources occasioned by drilling and production operations and the products derived therefrom, and are usually causes of action based on negligence, trespass, nuisance, strict liability and fraud.

    United States federal regulations also require certain owners and operators of facilities that store or otherwise handle crude oil, such as us, to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of crude oil into surface waters. The federal Oil Pollution Act ("OPA") contains numerous requirements relating to prevention of, reporting of, and response to crude oil spills into waters of the United States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility. State laws mandate crude oil cleanup programs with respect to contaminated soil.

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

    In Alberta, environmental compliance has been governed by the Alberta Environmental Protection and Enhancement Act ("AEPEA") since September 1, 1993. In addition to consolidating a variety of environmental statutes, the AEPEA also imposes certain new environmental responsibilities on crude oil and natural gas operators in Alberta. The AEPEA sets out environmental standards and compliance for releases, clean-up and reporting. The Act provides for a broad range of liabilities, enforcement actions and penalties.

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

Employees

    As of March 22, 2002, we had 47 full-time employees in the United States, including 3 executive officers, 3 non-executive officers, 1 petroleum engineer, 1 geologist, 5 managers, 1 landman, 12 secretarial and clerical personnel and 21 field personnel. Additionally, we retain contract pumpers on a month-to-month basis. We retain independent geological and engineering consultants from time to time on a limited basis and expect to continue to do so in the future.

    As of March 22, 2002, Grey Wolf in Canada had 42 full-time employees, including 3 executive officers, 2 non-executive officers, 3 petroleum engineers, 3 geologists, 1 geophysicist, 18 technical and clerical personnel and 12 field personnel.

    Grey Wolf manages the operations of Canadian Abraxas pursuant to a management agreement between Canadian Abraxas and Grey Wolf. Under the management agreement, Canadian Abraxas reimburses Grey Wolf for reasonable costs or expenses attributable to Canadian Abraxas and for administrative expenses based upon the percentage that Canadian Abraxas' gross revenue bears to the total gross revenue of Canadian Abraxas and Grey Wolf. In 2001, Canadian Abraxas paid approximately $1.7 million to Grey Wolf pursuant to this management agreement.

Item 2.  Properties

Primary Operating Areas

Texas

    Our U.S. operations are concentrated in South and West Texas with over 99% of the PV-10 of our U.S. crude oil and natural gas properties at December 31, 2001, located in those two regions. We operate 91% of our wells in Texas. Operations in South Texas are concentrated along the Edwards trend in Live Oak and Dewitt Counties and in the Frio/Vicksburg trend in San Patricio County. We own an average 78% working interest in 57 wells with average daily production of 444 net Bbls of crude oil and NGLs and 14,057 net Mcf of natural gas per day for the year ended December 31, 2001. As of December 31, 2001 we had estimated net proved reserves in South Texas of 46,521 Mmcfe (78% natural gas) with a PV-10 of $35.6 million, 80% of which was attributable to proved developed reserves. Our West Texas operations are concentrated along the deep Devonian/Ellenberger formations and shallow Cherry Canyon sandstones in Ward County, the Spraberry trend in Midland County and in the Sharon Ridge Clearfork Field in Scurry County. We own an average 76% working interest in 154 wells with average daily production of 621 net Bbls of crude oil and NGLs and 7,351 net Mcf of natural gas per day for the year ended December 31, 2001. As of December 31, 2001, we had estimated net proved reserves in West Texas of 88,039 Mmcfe (82% natural gas) with a PV 10 of $41.6 million, 47% of which was attributable to proved developed reserves. During 2001, we drilled a total of 4 new wells (4 net) in Texas with a 100% success rate.

Western Canada

    We own producing properties in western Canada, consisting primarily of natural gas reserves and interests ranging from 10% to 100% in approximately 200 miles of natural gas gathering systems and 12 natural gas processing plants. As of December 31, 2001, Canadian Abraxas and Grey Wolf had estimated net proved reserves of 94,664 Mmcfe (85% natural gas) with a PV-10 of $132.5 million, 93% of which was attributable to proved developed reserves. For the year ended December 31, 2001, the Canadian properties produced an average of approximately 866 net Bbls of crude oil and NGLs per day and 26,500 net Mcf of natural gas per day. The natural gas processing plants had aggregate capacity of approximately 211 MMcf of natural gas per day (107 net MMcf). During 2001, we drilled a total of 12 new wells (9.3 net) in Canada with a 92% success rate.


Exploratory and Developmental Acreage

    Our principal crude oil and natural gas properties consist of non-producing and producing crude oil and natural gas leases, including reserves of crude oil and natural gas in place. The following table indicates our interest in developed and undeveloped acreage as of December 31, 2001:

                                                         Developed and Undeveloped Acreage
                                 -----------------------------------------------------------------------
                                                            As of December 31, 2001
                                 -----------------------------------------------------------------------
                                      Developed Acreage (1)               Undeveloped Acreage (2)
                                 ---------------------------------   -----------------------------------
                                  Gross Acres  (3)   Net Acres   (4) Gross Acres  (3)   Net Acres (4)
                                 ---------------   ---------------  ---------------   ------------------
  Canada                                 79,380            51,456          755,623           494,138
  Texas                                  27,479            20,444           11,876            11,520
  Wyoming                                 3,200             3,200           59,591            55,758
                                 ---------------   ---------------  ---------------   ------------------
           Total                        110,059            75,100          827,090           561,416
                                 ===============   ===============  ===============   ==================

---------------
(1) Developed acreage consists of acres spaced or assignable to productive wells.
(2) Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and natural gas, regardless of whether or not such acreage contains proved reserves.
(3) Gross acres refers to the number of acres in which we own a working interest.
(4) Net acres represents the number of acres attributable to an owner's proportionate working interest and/or royalty interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

Productive Wells

    The following table sets forth our total gross and net productive wells, expressed separately for crude oil and natural gas, as of December 31, 2001:

                                                                Productive Wells (1)
                                    ---------------------------------------------------------------------
                                                              As of December 31, 2001
                                    ---------------------------------------------------------------------
           State/Country                       Crude Oil                          Natural Gas
           -----------------        --------------------------------   ----------------------------------
                                      Gross(2)           Net(3)          Gross(2)            Net(3)
                                              -                -                 -                 -
                                    ---------------   --------------   ---------------   ----------------
           Canada                         276.0               9.1            205.0             110.5
           Texas                          142.0             111.9             69.0              49.9
           Wyoming                          5.0               5.0              -                 -
                                    ---------------   --------------   ---------------   ----------------
                    Total                 423.0             126.0            274.0             160.4
                                    ===============   ==============   ===============   ================

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

    Substantially all of our existing crude oil and natural gas properties, except for Grey Wolf's, are pledged to secure our indebtedness under the First Lien Notes and Second Lien Notes and substantially all of Grey Wolf's existing crude oil and natural gas properties are pledged to secure its indebtedness under the Grey Wolf Facility. You should read the discussion under the heading "Management's Discussion of Financial Condition and Results of Operations--Liquidity and Capital Resources" for more information regarding our indebtedness.

Reserves Information

    The crude oil and natural gas reserves of Abraxas have been estimated as of January 1, 2002, January 1, 2001, and January 1, 2000, by DeGolyer and MacNaughton, of Dallas, Texas. The reserves of Canadian Abraxas and Grey Wolf as of January 1, 2002, January 1, 2001 and January 1, 2000 have been estimated by McDaniel and Associates Consultants Ltd. of Calgary, Alberta. Crude oil and natural gas reserves, and the estimates of the present value of future net revenues therefrom, were determined based on then current prices and costs. Reserve calculations involve the estimate of future net recoverable reserves of crude oil and natural gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.

    The following table sets forth certain information regarding estimates of our crude oil, natural gas liquids and natural gas reserves as of January 1, 2002, January 1, 2001 and January 1, 2000:



                                               Estimated Proved Reserves
                                          ---------------------------------
                                            Proved      Proved      Total
                                           Developed  Undeveloped   Proved
                                          ----------  -----------  ---------
As of January 1, 2000(1) (2) (3)(4)
  Crude oil (MBbls) ...................       5,513       1,606       7,119
  NGLs (MBbls) ........................       4,961         562       5,523
  Natural gas (MMcf) ..................     154,221      35,894     190,115

As of January 1, 2001(1) (2) (3)
  Crude oil (MBbls) ...................       3,866       1,407       5,273
  NGLs (MBbls) ........................       3,135         436       3,571
  Natural gas (MMcf) ..................     119,737      71,590     191,327

As of January 1, 2002
  Crude oil (MBbls) ...................       1,980       1,170       3,150
  NGLs (MBbls) ........................       3,067         585       3,652
  Natural gas (MMcf) ..................     111,243      77,514     188,757

------------------
(1) Includes 33,000 and 40,000 barrels of crude oil reserves owned by Grey Wolf of which 16,900 and 20,525 barrels are applicable to the minority interests' share of these reserves as of January 1, 2000 and 2001, respectively.
(2) Includes 236,000 and 692,000 barrels of natural gas liquids reserves owned by Grey Wolf of which 121,098 and 355,083 barrels are applicable to the minority interests' share of these reserves as of January 1, 2000 and 2001, respectively.
(3) Includes 21,710 and 21,389 Mmcf of natural gas reserves owned by Grey Wolf of which 11,140 and 10,975 Mmcf are applicable to the minority interests' share of these reserves as of January 1, 2000 and 2001, respectively.
(4) Includes 343,941 Bbls of crude oil reserves; 2,448.6 Mbbls of natural gas liquids reserves and 25,810 Mmcf of natural gas reserves, attributable to the Wyoming properties which were sold in March 2000. These reserves were estimated internally.

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

    You should not assume that the present value of future net revenues referred to in this annual statement is the current market value of our estimated crude oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the year of the estimate, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of December 31, 2001, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $71.3 million ($38.9 million on the U.S. properties and $32.4 million on the Canadian properties). These amounts were calculated considering 2001 year-end prices of $19.84 per Bbl for crude oil and $2.57 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, crude oil and natural gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved crude oil and natural gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for crude oil and $2.89 per Mcf for natural gas. The Company also used the subsequent prices to evaluate its Canadian properties, and reduced the 2001 year-end write-down to an amount of $2.6 million on those properties.

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

    The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the PV-10 thereof for the crude oil and natural gas properties described in this report are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 2001. The average sales prices as of such date used for purposes of such estimates were $18.26 per Bbl of crude oil, $16.29 per Bbl of NGLs and $2.20 per Mcf of natural gas. It is also assumed that we will make future capital expenditures of approximately $56.6 million in the aggregate, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

    We file reports of our estimated crude oil and natural gas reserves with the Department of Energy and the Bureau of the Census. The reserves reported to these agencies are required to be reported on a gross operated basis and therefore are not comparable to the reserve data reported herein.

Crude Oil, Natural Gas Liquids, and Natural Gas Production and Sales Prices

    The following table presents our net crude oil, net natural gas liquids and net natural gas production, the average sales price per Bbl of crude oil and natural gas liquids and per Mcf of natural gas produced and the average cost of production per BOE of production sold, for the three years ended December 31, 2001:

                                       2001           2000             1999
                                    -----------   -------------  -------------
Crude oil production (Bbls) .......     454,063        636,734        777,855
Natural gas production (Mcf) ......  17,495,598     19,962,470     25,697,899
Natural gas liquids production
     (Bbls) .......................     277,969        314,897        376,474
Mmcfe .............................      21,888         25,672         32,623
Average sales price per Bbl of
     crude oil ....................$      24.63    $     18.69    $     14.57
Average sales price per MCF of
     natural gas (1) ..............$       3.20    $      2.71    $      1.66
Average sales price per Bbl of
     natural gas liquids ..........$      21.51    $     22.42    $     13.40
Average sales price per Mcfe (1)...$       3.35    $      2.84    $      1.81
Average cost of production  per
     BOE produced (2) .............$       5.10    $      4.39    $      3.30

(1)      Average sales prices are net of hedging activity.
(2) Crude oil and natural gas were combined by converting natural gas to a barrel oil equivalent ("BOE") on the basis of 6 Mcf natural gas =1 Bbl of crude oil. Production costs include direct operating costs, ad valorem taxes and gross production taxes.

Drilling Activities

    The following table sets forth our gross and net working interests in exploratory, development, and service wells drilled during the three years ended December 31:

                                     2001                              2000                             1999
                         -----------------------------      ----------------------------     --------------------------
                          Gross(1)           Net(2)          Gross(1)           Net(2)         Gross(1)         Net(2)
                         ------------       ----------      ------------       ---------      -----------      --------
Exploratory(3)
  Productive(4)
          Crude oil               -                -                -                -               2.0           2.0
          Natural gas            2.0              1.0               3.0             2.5              8.0           5.3
          Dry holes(5)           1.0               .5               9.0             5.6             11.0           6.2
                         ------------       ----------      ------------       ---------      -----------      --------
                  Total          3.0              1.5              12.0             8.1             21.0          13.5
                         ============       ==========      ============       =========      ===========      ========
Development(6)
  Productive (4)
          Crude oil              2.0              2.0               9.0             9.0              8.0           1.6
          Natural gas           13.0             11.0              16.0            12.2             20.0          13.1
          Dry holes (5)            -                -               3.0             3.0              9.0           4.5
                         ------------       ----------      ------------       ---------      -----------      --------
                                15.0             13.0              28.0            24.2             37.0          19.2
                         ============       ==========      ============       =========      ===========      ========

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

         As of March 22, 2002, we had 5 wells in process of drilling, 2 in the U.S. and 3 in Canada. Since late 2001, Grey Wolf has drilled four wells of a six well program in the Lady Fern area of Northeast British Columbia. Two of the wells in which we own a 16.66% interest in each well have indicated some success and are being completed and production tested. Two wells were dry holes. The final two wells of the program are currently drilling.

Office Facilities

    Our executive and administrative offices are located at 500 North Loop 1604 East, Suite 100, San Antonio, Texas 78232. We also have an office in Midland, Texas. These offices, consisting of approximately 12,650 square feet in San Antonio and 570 square feet in Midland, are leased until March 2006 at an aggregate base rate of $19,500 per month.

    Grey Wolf leases 17,522 square feet of office space in Calgary, Alberta pursuant to a lease, which expires on April 30, 2003.

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

Item 3. Legal Proceedings

    In 2001, the Company and the Partnership were named as defendants in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company and the Partnership related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company has filed an appeal. The Company believes these charges are without merit. The Company has established a reserve in the amount of $845,000, which represents the Company's estimated share of the judgment.

    In late 2000, the Company received a Final De Minimis Settlement Offer from the United States Environmental Protection Agency concerning the Casmalia Disposal Site, Santa Barbara County, California. The Company's liability for the cleanup at the Superfund site is based on its acquisition of Bennett Petroleum Corporation, which is alleged to have transported or arranged for the transportation of oil field waste and drilling muds to the Superfund site. The Company has engaged California counsel to evaluate the notice of proposed de minimis settlement and its notice of potential strict liability under the Comprehensive Environmental Response, Compensation and Liability Act. Defense of the action is handled through a joint group of crude oil companies, all of which are claiming a petroleum exclusion that limits the Company's liability. The potential financial exposure and any settlement posture has yet not been developed, but is considered by the Company to be immaterial.

    Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 2001, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

Item 4a. Executive Officers of Abraxas

    Certain information is set forth below concerning our executive officers, each of whom has been selected to serve until the 2002 annual meeting of shareholders and until his successor is duly elected and qualified.

    Robert L. G. Watson, age 51, has served as Chairman of the Board, President, Chief Executive Officer and a director of Abraxas since 1977. Since May 1996, Mr. Watson has also served as Chairman of the Board and a director of Grey Wolf. In November 1996, Mr. Watson was elected Chairman of the Board, President and as a director of Canadian Abraxas. Prior to joining Abraxas, Mr. Watson was employed in various petroleum engineering positions with Tesoro Petroleum Corporation, a crude oil and natural gas exploration and production company, from 1972 through 1977, and DeGolyer and McNaughton, an independent petroleum engineering firm, from 1970 to 1972. Mr. Watson received a Bachelor of Science degree in Mechanical Engineering from Southern Methodist University in 1972 and a Master of Business Administration degree from the University of Texas at San Antonio in 1974.

    Chris E. Williford, age 50, was elected Vice President, Treasurer and Chief Financial Officer of Abraxas in January 1993, and as Executive Vice President and a director of Abraxas in May 1993. In November 1996, Mr. Williford was elected Vice President and Assistant Secretary of Canadian Abraxas. In December 1999, Mr. Williford resigned as a director of Abraxas. Prior to joining Abraxas, Mr. Williford was Chief Financial Officer of American Natural Energy Corporation, a crude oil and natural gas exploration and production company, from July 1989 to December 1992 and President of Clark Resources Corp., a crude oil and natural gas exploration and production company, from January 1987 to May 1989. Mr. Williford received a Bachelor of Science degree in Business Administration from Pittsburgh State University in 1973.

    Robert W. Carington, Jr., age 40, was elected Executive Vice President and a director of the Company in July 1998. In December 1999, Mr. Carington resigned as a director of Abraxas. Prior to joining the Company, Mr. Carington was a Managing Director with Jefferies & Company, Inc. Prior to joining Jefferies & Company, Inc. in January 1993, Mr. Carington was a Vice President at Howard, Weil, Labouisse, Friedrichs, Inc. Prior to joining Howard, Weil, Labouisse, Friedrichs, Inc., Mr. Carington was a petroleum engineer with Unocal Corporation from 1983 to 1990. Mr. Carington received a degree of Bachelor of Science in Mechanical Engineering from Rice University in 1983 and a Masters of Business Administration from the University of Houston in 1990.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

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

    The following table sets forth certain information as to the high and low bid quotations quoted on NASDAQ for 1999 (through June 16, 1999), on the OTC Bulletin Board for the remainder of 1999 and through August 17, 2000, and the high low sales price on the American Stock Exchange for the remainder of 2000 and 2001. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                  Period                                             High             Low
        1999
                  First Quarter......................................$3.19            $1.19
                  Second Quarter......................................2.82             0.88
                  Third Quarter...................................... 2.97             0.88
                  Fourth Quarter..................................... 2.44             0.81
         2000
                  First Quarter......................................$2.81            $1.06
                  Second Quarter..................................... 2.38             1.34
                  Third Quarter (OTC through August 17).............. 2.75             1.38
                  Third Quarter (AMEX from August 17)................ 4.00             2.75
                   Fourth Quarter.................................... 4.56             2.81
         2001
                  First Quarter......................................$5.32            $3.69
                  Second Quarter......................................4.98             3.10
                  Third Quarter.......................................3.65             1.70
                  Fourth Quarter......................................1.85             0.88

Holders

    As of March 22, 2002 we had 29,979,397 shares of common stock outstanding and had approximately 1,579 stockholders of record.

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

                                                                             Year Ended December 31,
                                                 --------------------------------------------------------------------------------
                                                     2001            2000             1999             1998           1997
                                                     ----            ----             ----             ----           ----
                                                                    (Dollars in thousands except per share data)
Total revenue..................................  $    77,243     $   76,600       $  66,770     $  60,084        $  70,931
Income (loss) before extraordinary item........  $   (19,718)(1) $    6,676 (2)   $ (36,680)(3) $ (83,960) (3)   $  (6,485)
Income (loss)  before extraordinary item per
   common share  -  diluted....................  $     (0.76)    $     0.21       $   (5.41)    $  (13.26)       $   (1.11)
Weighted  average  shares  outstanding  - basic
(in thousands).................................       25,789         22,616           6,784         6,331            6,025
Total assets...................................  $   303,713     $  335,560       $ 322,284     $ 291,498        $ 338,528
Long-term debt, excluding current maturities...  $   285,184     $  266,441       $ 273,421     $ 299,698        $ 248,617
Total stockholders' equity (deficit)...........  $   (28,488)    $   (6,503)      $  (9,505)    $ (63,522)       $  26,813

(1) Includes ceiling test write-down of $2.6 million in 2001, based on subsequent (March 22, 2002) realized prices, relating to our Canadian properties.
(2)  Includes gain on sale of partnership interest of $34 million in 2000.
(3) Includes ceiling write-down of $19.1 and $61.2 million for 1999 and 1998 respectively.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

    The following is a discussion of our consolidated financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto. See "Financial Statements."

General

    We have incurred net losses in three of the last four years and there can be no assurance that operating income and net earnings will be achieved in future periods. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. Natural gas and crude oil prices weakened during 1998. Crude oil and natural gas prices increased somewhat in 1999 and increased substantially in 2000. During 2001 crude oil and natural gas prices weakened substantially from the 2000 levels. In addition, because our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we are successful in acquiring properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. If crude oil and natural gas prices return to the depressed levels experienced in the last six months of 2001, or if our production levels decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected.

Results of Operations

    Our financial results depend upon many factors, particularly the following factors which most significantly affect our results of operations:

     o  the sales prices of crude oil, natural gas liquids and natural gas,
     o the level of total sales volumes of crude oil, natural gas liquids and natural gas,
     o the ability to raise capital resources and provide liquidity to meet cash flow needs,
     o  the level of and interest rates on borrowings, and
     o  the level and success of exploration and development activity.

     Price volatility in the natural gas market has remained prevalent in the last few years. In the first quarter of 1999, we experienced a decline in energy commodity prices, resulting in lower revenues and net losses during this period. However, in the summer of 1999 and continuing through 2000 and early in 2001, prices improved. For the months of January 2001 through July 2001, we had certain crude oil and natural gas hedges in place that prevented us from realizing the full impact of this price environment. In January 2001, the market price of natural gas was at its highest level in our operating history and the price of crude oil was also at a high level. However, over the course of 2001, prices again became depressed, primarily due to the economic downturn.

     The table below illustrates how natural gas prices fluctuated over the course of 2001. "Index" represents the last three days average of NYMEX traded contracts index price. The "2001" price is the natural gas price realized by the Company during the quarter, and it includes the impact of our hedging activities.

   (in $ per Mcf)                     Natural Gas Prices by Quarter
--------------------------------------------------------------------------------
                                            Quarter ended
                       ---------------------------------------------------------
                         March 31    June 30      September 30      December 31
                       ----------- ---------- ----------------  ----------------
            Index       $ 7.27      $ 4.82         $ 2.98           $ 2.47
            2001          4.85        3.41           2.26             2.09

       Prices have improved since December 31, 2001. The NYMEX natural gas price on March 22, 2002 was $3.43 per Mcf.

    Prices for crude oil have followed a similar path as the commodity market fell throughout 2001. The table below contains the last three days average of NYMEX traded contracts index price ("Index") and the prices realized by the Company during the quarter for 2001.

(in $ per Bbl)                              Crude oil Prices by Quarter
--------------------------------------------------------------------------------
                                            Quarter ended
                       ---------------------------------------------------------
                          March 31    June 30     September 30      December 31
                       ----------- ----------- ---------------- ----------------
              Index      $ 29.86     $ 27.94        $ 26.50          $ 22.12
              2001         27.22       25.32          25.06            18.72

         Prices have improved since December 31, 2001. The NYMEX crude oil price on March 22, 2002 was $25.35 per Bbl.

    Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments.

    In November 1996, we assumed hedge agreements extending through October 2001 with a counterparty involving various quantities and fixed prices. These hedge agreements provided that we make payments to the counterparty to the extent the market prices, determined based on the price for crude oil on the NYMEX and the Inside FERC, Tennessee Gas Pipeline Co. Texas (Zone O) price for natural gas, exceeded certain fixed prices and for the counterparty to make payments to us to the extent the market prices were less than such fixed prices. We accounted for the related gains or losses in crude oil and natural gas revenue in the period of the hedged production. We terminated these hedge agreements in January 1999 and were paid $750,000 by the counterparty for such termination. This amount is included in other income in the accompanying financial statements.

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

    We also entered into a hedge agreement with Barrett Resources Corporation ("Barrett") for the period November 1999 through October 2000. This agreement was for 1,000 Bbls per day with us being paid $20.30 and an additional 1,000 barrels per day with a floor price of $18.00 per barrel and a ceiling of $22.00 per Bbl. We realized losses from hedges of $ 20.2 million and $12.1 million for the years ended December 31, 2000 and 2001 respectively, which is accounted for in crude oil and natural gas revenue.

     At year end 2001, Barrett had a swap call on either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barrett's option at fixed prices ($18.90 for crude oil or $2.95 to $2.60 for natural gas) through October 31, 2002. As of December 31, 2001, the fair market value of the remaining fixed price hedge agreement was a liability of approximately $658,000 which is expected to be charged to revenues in 2002.

     Selected Operating Data. The following table sets forth certain of our operating data for the periods presented:

                                                                   Years Ended December 31,
                                                 --------------------------------------------------------------
                                                         (dollars in thousands, except per unit data)
                                                       2001                  2000                  1999
                                                 ------------------    ------------------    ------------------
Operating revenue:*
   Crude oil sales*                             $       11,184         $     11,899         $       11,330
   NGLs sales                                            5,979                7,061                  5,043
   Natural gas sales*                                   56,038               54,013                 42,652
   Gas processing revenue                                2,438                2,717                  4,244
   Other                                                 1,604                  910                  3,501
                                                ------------------    ------------------    ------------------
Total operating revenue*                        $       77,243        $      76,600          $      66,770
                                                ==================    ==================    ==================

Operating income (loss)                         $       19,125        $      11,943          $     (10,972)

Crude oil production (MBbls)                             454.1                636.7                  777.9
NGLs production (MBbls)                                  278.0                314.9                  376.5
Natural gas production (MMcf)                         17,495.6             19,962.5               25,697.9

Average crude oil sales price (per Bbl)*        $        24.63        $       18.69          $       14.57
Average NGLs sales price (per Bbl)*             $         21.5        $       22.42          $       13.40
Average natural gas sales price (per Mcf)*      $         3.20        $        2.71          $        1.66

*Revenue and average sales prices are net of hedging activities.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

    Operating Revenue. During the year ended December 31, 2001, operating revenue from crude oil, natural gas and natural gas liquids sales increased by $200,000 from $73.0 million in 2000 to $73.2 million in 2001. This increase was primarily attributable to an increase in commodity prices offset by a decline in production volumes. Increased prices contributed $12.9 million in additional revenue, which was offset by $12.7 million due to a decrease in production volumes. The decline in production was due to the disposition of certain properties, primarily in Canada, natural field declines and our inability to replace the production represented by the properties we have sold with new production from the producing properties we invested in with the proceeds of our property sales.

    Natural gas liquids volumes declined from 314.9 MBbls in 2000 to 278.0 MBbls in 2001. Crude oil sales volumes declined from 636.7 MBbls in 2000 to 454.1 MBbls during 2001. Natural gas sales volumes decreased from 20.0 Bcf in 2000 to
17.5 Bcf in 2001. Production declines were primarily attributable to our disposition of assets during 2001 and our inability to replace the production represented by the properties we have sold with new production from the producing properties we invested in with the proceeds of our property sales.

     Average sales prices in 2001 net of hedging losses were:

o $24.63 per Bbl of crude oil,
o $21.51 per Bbl of natural gas liquids, and
o $3.20 per Mcf of natural gas.

    Average sales prices in 2000 net of hedging losses were:

o $18.69 per Bbl of crude oil,
o $22.42 per Bbl of natural gas liquids, and
o $2.71 per Mcf of natural gas.

We also had natural gas processing revenue of $2.4 million in 2001 as compared to $2.7 million in 2000. The decline in processing revenue is due to a decrease in third party natural gas being processed. We are utilizing more of the plant capacity to process our own natural gas, leaving less capacity for third party processing.

    Lease Operating Expense. Lease operating expense ("LOE") and natural gas processing costs decreased slightly from $18.8 million in 2000 to $18.6 million in 2001. LOE on a per Mcfe basis for 2001 was $0.85 per Mcfe as compared to $0.73 per Mcfe in 2000. The increase in the per Mcfe cost is due to a decline in production volumes.

    G&A Expense. General and administrative ("G&A") expense decreased from $6.5 million in 2000 to $6.4 million in 2001. The decline in G&A expenses is primarily due to our efforts to control cost. Our G&A expense on a per Mcfe basis increased from $0.27 in 2000 to $0.29 in 2001. The increase in the per Mcfe cost was due primarily to lower production volumes in 2001 as compared to 2000.

    G&A - Stock-based Compensation Expense. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be subject to variable accounting until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. We charged approximately $2.8 million to stock-based compensation expense in 2000 compared to crediting approximately $2.8 million in 2001. This was due to the decline in the market price of our Common stock during 2001.

    DD&A Expense. Depreciation, depletion and amortization ("DD&A") expense decreased by $3.4 million from $35.9 million in 2000 to $32.5 million in 2001. Our DD&A expense on a per Mcfe basis for 2001 was $1.48 per Mcfe as compared to $1.40 per Mcfe in 2000. The decline in DD&A is due to reductions in our full cost pool resulting from ceiling test write-downs in prior years, as well as lower production volumes.

    Interest Expense. Interest expense increased by $400,000 from $31.1 million to $31.5 million for 2001 compared to 2000. This increase resulted from an increase in debt levels during 2001 compared to 2000. The increase in our debt level was the result of additional sales pursuant to our production payment arrangement with Mirant Americas, as well as additional funding from the Grey Wolf Facility.

    Ceiling Limitation Write-down. We record the carrying value of our crude oil and natural gas properties using the full cost method of accounting for crude oil and natural gas properties. Under this method, the Company capitalizes the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of crude oil and natural gas properties exceeds the ceiling limit, the Company is subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of the Company's stockholders' equity. The cost ceiling represents the present value (discounted at 10%) of net cash flows from sales of future production, using commodity prices on the last day of the quarter, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of December 31, 2001, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $71.3 million ($38.9 million on the U.S. properties and $32.4 million on the Canadian properties). These amounts were calculated considering 2001 year-end prices of $19.84 per Bbl for crude oil and $2.57 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, crude oil and natural gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved crude oil and natural gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for crude oil and $2.89 per Mcf for natural gas. The Company also used the subsequent prices to evaluate its Canadian properties, and reduced the 2001 year-end write-down to an amount of $2.6 million on those properties.

    The risk that we will be required to write-down the carrying value of our crude oil and natural gas assets increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves or if purchasers or governmental action cause an abrogation of, or if we voluntarily cancel, long-term contracts for our natural gas. We cannot assure you that we will not experience additional write-downs in the future. If commodity prices decline or if any of our proved resources are revised downward, a further write-down of the carrying value of our crude oil and natural gas properties may be required. See
Note 18 of Notes to Consolidated Financial Statements.

     Minority interest. We owned a 49% interest in the earnings of Grey Wolf through August 2001. The consolidated financial statements include the results of Grey Wolf. The net income attributable to the minority interest in Grey Wolf through August 2001 increased to $1.7 million in 2001 from $1.3 million in 2000. This increase is due to improved profitability of Grey Wolf as a result of improved commodity prices received in 2001 as compared to 2000. As of December 31, 2001, we owned 100% of the outstanding capital stock of Grey Wolf. We obtained the additional interest in Grey Wolf pursuant to a tender offer and subsequent compulsory merger, completed in September 2001.

     Income taxes. Income tax expense decreased from $3.7 million for the year ended December 31, 2000 to $2.4 million for the year ended December 31, 2001. The decrease was primarily due to the tax benefit relating to the ceiling limitation write-down relating to Canadian producing properties in 2001.

    Other. In March 2000, Abraxas Wamsutter L.P. ("Partnership") sold all of its interest in its crude oil and natural gas properties to a third party. Prior to the sale of these properties, effective January 1, 2000, the Company's equity investee share of crude oil and natural gas property cost, results of operations and amortization were not material to consolidated operations or financial position. As a result of the sale, the Company received approximately $34 million, which represented a proportional interest in the Partnership's proved properties.

    In June 2000, we retired $3.5 million of the Old Notes and $3.6 million of the Second Lien Notes at a discount of $1.8 million.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

    Operating Revenue. During the year ended December 31, 2000, operating revenue from crude oil, natural gas and natural gas liquids sales increased by $14.0 million from $59.0 million in 1999 to $73.0 million in 2000. This increase was primarily attributable to an increase in commodity prices. Increased prices contributed $26.5 million in additional revenue, which was offset by $12.5 million due to a decrease in production volumes. The decline in production was due to the disposition of certain properties, primarily in Canada.

    Natural gas liquids volumes declined from 376.5 MBbls in 1999 to 314.9 MBbls in 2000. Crude oil sales volumes declined from 777.9 MBbls in 1999 to 636.7 MBbls during 2000. Natural gas sales volumes decreased from 25.7 Bcf in 1999 to
20.0 Bcf in 2000. Production declines were primarily attributable to our disposition of assets during 2000.

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

    Lease Operating Expense. LOE and natural gas processing costs increased by $0.8 million from $17.9 million for 1999 to $18.8 million for 2000. LOE on a per Mcfe basis for 2000 was $0.73 per Mcfe as compared to $0.55 per Mcfe in 1999. The increase was due primarily to a general increase in the cost of services and increased production taxes due to higher commodity prices in 2000 as compared to 1999. The increase in the per Mcfe cost is due to a decline in production volumes.

    G&A Expense. G&A expense increased from $5.3 million for the year ended December 31, 1999 to $6.5 million for the year ended December 31, 2000. The increase in G&A was due to the loss of approximately $600,000 of overhead billed to the partnership, substantially all of the assets of which were sold in March 2000, and an increase in director compensation as a result of our restructuring in the fourth quarter of 1999. Our G&A expense on a per Mcfe basis increased from $0.16 in 1999 to $0.27 in 2000. The increase in the per Mcfe cost was due partly to lower production volumes in 2000 as compared to 1999 as well as the increase in expense in 2000 as compared to 1999.

    G&A - Stock-based Compensation Expense. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be subject to variable accounting until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. We recognized approximately $2.8 million as stock-based compensation expense during 2000 related to these repricings.

    DD&A Expense. DD&A expense increased by $1.1 million from $34.8 million for the year ended December 31, 1999 to $35.9 million for the year ended December 31, 2000. Our DD&A expense on a per Mcfe basis for 1999 was $1.07 per Mcfe as compared to $1.40 per Mcfe in 2000. The increase in DD&A is the result of higher finding costs for 2000.

    Interest Expense. Interest expense decreased by $5.7 million from $36.8 million to $31.1 million for the year ended December 31, 2000 compared to 1999. This decrease resulted from reduced debt levels during 2000 compared to 1999. The reduced debt level was the result of the exchange of approximately $269.7 million principal amount of our Old Notes for approximately $188.8 million principal of our Second Lien Notes, shares of our common stock and contingent value rights.

    Ceiling Limitation Write-down. We record the carrying value of our crude oil and natural gas properties using the full cost method of accounting for crude oil and natural gas properties. Under this method, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties less related deferred taxes, is limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of crude oil and natural gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings, which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity.

    The risk that we will be required to write-down the carrying value of our crude oil and natural gas assets increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves or if purchasers or governmental action cause an abrogation of, or if we voluntarily cancel, long-term contracts for our natural gas. For the year ended December 31, 1999, we recorded a write-down of $19.1 million, $11.9 million after tax, related to our Canadian properties. We cannot assure you that we will not experience additional write-downs in the future. Should commodity prices decline or if any of our proved reserves are revised downward , a further write-down of the carrying value of our crude oil and natural gas properties may be required. See
Note 18 of Notes to Consolidated Financial Statements.

     Minority interest. Minority interest in the net income of Grey Wolf, our 49% owned subsidiary during 1999 and 2000, increased to $1.3 million in 2000 from $269,000 in 1999. This increase was due to improved profitability of Grey Wolf as a result of improved commodity prices received in 2000 as compared to 1999.

     Income taxes. Income tax expense (benefit) increased from a benefit of $12.6 million for the year ended December 31, 1999 to expense of $3.7 million for the year ended December 31, 2000. The benefit for the year ended December 31, 1999 was primarily attributable to the ceiling limitation write down that occurred in that year.

    Other. In March 2000, the Partnership sold all of its interest in its crude oil and natural gas properties to a third party. Prior to the sale of these properties, effective January 1, 2000, the Company's equity investee share of crude oil and natural gas property cost, results of operations and amortization were not material to consolidated operations or financial position. As a result of the sale, the Company received approximately $34 million, which represented a proportional interest in the Partnership's proved properties.

    In June 2000, we retired $3.5 million of the Old Notes and $3.6 million of the Second Lien Notes at a discount of $1.8 million.

Liquidity and Capital Resources

     General. The crude oil and natural gas industry is a highly capital intensive and cyclical business. Our capital requirements are driven principally by our obligations to service debt and to fund the following costs:

      o the development of existing properties, including drilling and completion costs of wells;
      o  acquisition of interests in crude oil and natural gas properties; and
      o  production and transportation facilities.

The amount of capital available to us will affect our ability to service our existing debt obligations and to continue to grow the business through the development of existing properties and the acquisition of new properties. Our lack of liquidity and high debt levels have had a substantial impact on our ability to develop existing properties and acquire new producing properties.

    Our sources of capital are primarily cash on hand, cash from operating activities, the sale of properties and financing activities, including sales of production payments to Mirant Americas and funding from the Grey Wolf Facility with Mirant Canada. Our overall liquidity depends heavily on the prevailing prices of crude oil and natural gas and our production volumes of crude oil and natural gas. Significant down-turns in commodity prices, such as that experienced in 1999 and the last six months of 2001, can reduce our cash from operating activities. Although we have hedged a portion of our natural gas and crude oil production and may continue this practice, future crude oil and natural gas price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Prices for natural gas and crude oil have increased substantially since December 31, 2001; however, we cannot assure you that these prices can be sustained in the future. For more detailed descriptions of commodity prices, you should read the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations". As of December 31, 2001, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $71.3 million ($38.9 million on the U.S. properties and $32.4 million on the Canadian properties). These amounts were calculated considering 2001 year-end prices of $19.84 per Bbl for crude oil and $2.57 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, crude oil and natural gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved crude oil and natural gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for crude oil and $2.89 per Mcf for natural gas. The Company also used the subsequent prices to evaluate its Canadian properties, and reduced the 2001 year-end write-down to an amount of $2.6 million on those properties. Furthermore, low crude oil and natural gas prices could affect our ability to raise capital on terms favorable to us. Similarly, our cash flow from operations will decrease if the volume of crude oil and natural gas produced by us decreases. Our production volumes will decline as reserves are produced. In addition, we have sold, and intend to continue to sell, certain of our properties. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. While we have had some success in pursuing these activities, we have not been able to fully replace the production volumes lost from natural field declines and property sales.

   Working Capital. At December 31, 2001, we had current assets of $17.3 million and current liabilities of $22.3 million resulting in a working capital deficit of $5.0 million. The majority of our current liabilities at December 31, 2001, were trade accounts payable of $10.5 million, revenues due third parties of $3.6 million and accrued interest of $6.0 million. Our capital resources and liquidity are affected by the timing of our interest payments of approximately $4.1 million each March 15, $11.0 million each May 1, $4.1 million each September 15, and $11.0 million each November 1. As a result of these periodic interest payments on our outstanding debt obligations, our cash balances will decrease dramatically on certain dates during the year.

   We will need additional funds in the future for both the development of our assets and the service of our debt, including the repayment of the $63.5 million in principal amount of the First Lien Notes maturing in March 2003 and the $191.0 million of the Second Lien Notes and Old Notes maturing in November 2004. In order to meet the goals of developing our assets and servicing our debt obligations, we will be required to obtain additional sources of capital and/or reduce or reschedule our existing cash requirements. In order to do so, we may pursue one or more of the following alternatives:

      o  refinancing existing debt;
      o  repaying debt with proceeds from the sale of assets;
      o  exchanging debt for equity;
      o  managing the timing and reducing the scope of our capital expenditures;
      o issuing debt or equity securities or otherwise raising additional funds; or

      o selling all or a portion of our existing assets, including interests in our assets.

There can be no assurance that any of the above alternatives, or some combination thereof, will be available or, if available, will be on terms acceptable to us. See Part I, Item 1, Business - "Recent Events".

    Capital Expenditures. Capital expenditures in 1999, 2000 and 2001 were $128.7 million, $74.4 million and $57.1 million, respectively. The table below sets forth the components of these capital expenditures on a historical basis for the three years ended December 31, 1999, 2000 and 2001.

                                  Year Ended December 31,
                              -------------------------------
                                2001       2000       1999
                              --------   ---------  ---------
                                  (dollars in thousands)
Expenditure category:
      Property acquisitions   $   --     $  7,189   $ 89,743
      Development .........     56,694     64,873     37,344
      Facilities and other         362      2,350      1,621
                              --------   --------   --------
      Total ...............   $ 57,056   $ 74,412   $128,708
                              ========   ========   ========

    During 2001 and 2000, expenditures were primarily for the development of existing properties. In 1999, expenditures were primarily the acquisition of New Cache Petroleums, Ltd. These expenditures were funded through internally generated cash flow, the issuance of $63.5 million of the First Lien Notes, borrowings under a credit facility and the sale of assets.

    As cash flow permits our current budget for capital expenditures for 2002 other than acquisition expenditures is $37.4 million, approximately $11.0 million of which has been spent as of March 15, 2002. The remaining portion of such expenditures is largely discretionary and will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline, our cash flows will decrease which may result in a further reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we will not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties.

    Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                         2001         2000        1999
                                                       --------    ---------    ---------
                                                              (dollars in thousands)
Net cash provided by operating activities .........   $  16,300    $  21,400    $   3,900
Net cash provided by (used in) financing activities      20,700       (3,800)      49,100
Net cash provided by (used in) investing activities     (30,800)     (18,800)    (111,200)
                                                      ---------    ---------    ---------
Total .............................................   $   6,200    $  (1,200)   $ (58,200)
                                                      =========    =========    =========

    Operating activities for the year ended December 31, 2001, provided us $16.3 million of cash. Investing activities used $30.8 million during 2001. Our investing activities included the sale of properties which provided $28.9 million, and the use of $57.1 million primarily for the development of producing properties. Financing activities provided $20.7 million during 2001, including the provision of additional funding of $11.7 million under our production payment arrangement with Mirant Americas, and the provision of $18.3 million under the Grey Wolf Facility. Payments on long term debt used $9.3 million.

    Operating activities for the year ended December 31, 2000, provided us $21.4 million of cash. Investing activities used $18.8 million during 2000 comprised of $34.5 million provided from the sale of an equity investment in Wamsutter Holdings LP, $21.2 million provided from the sale of properties and $74.4 million used primarily for the acquisition and development of producing properties. Financing activities used $3.8 million during 2000.

    Operating activities for the year ended December 31, 1999, provided us $3.9 million of cash. Investing activities used $111.2 million during 1999, comprised of $17.5 million provided from the sale of crude oil and natural gas producing properties and $128.7 million used primarily for the acquisition and development of producing properties. Financing activities provided $49.1 million during 1999.

    Current Liquidity Needs. For several years, we have sought to improve our liquidity in order to allow us to meet our debt service requirements and to maintain and increase existing production.

    Our sale in March 1999 of our First Lien Notes allowed us to refinance our bank debt, meet our near-term debt service requirements and make limited crude oil and natural gas capital expenditures.

    In October 1999, we sold a dollar denominated production payment for $4.0 million relating to existing natural gas wells in South Texas to a unit of Southern Energy, Inc. which is now known as Mirant Americas Energy Capital, L.P. and in 2000 and 2001, we sold additional production payments for $6.4 million and $11.7 million, respectively, relating to additional natural gas wells in the Edwards Trend to Mirant Americas. We have the ability to sell up to $50 million to Mirant for drilling opportunities in South Texas.

    In December 1999, Abraxas and Canadian Abraxas, completed an Exchange Offer whereby we exchanged our new 11.5% Senior Secured Notes due 2004 (the "Second Lien Notes"), common stock and contingent value rights for approximately 98.43% of our outstanding 11.5% Senior Notes due 2004, Series D (the "Old Notes"). The Exchange Offer reduced our long-term debt by approximately $76 million after expenses.

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

    During 2001, we sold assets in the United States and Canada. Our net proceeds from these transactions were approximately $29 million. These proceeds were used to invest in additional producing properties.

    In December 2001, Grey Wolf entered into a financing agreement with Mirant Canada for CDN $150 million (approximately US $96 million), which is non-recourse to Abraxas. Initial borrowings from this facility of approximately US $25 million were used to retire Grey Wolf's existing bank facility and for general corporate purposes. Up to US $71 million is available to finance drilling of wells and related activities under this credit facility.

    For more information regarding our liquidity needs, you should also read Business - "Recent Events".

    Future Capital Resources. We will have four principal sources of liquidity going forward: (i) cash on hand, (ii) cash flow from operations, (iii) the production payment with Mirant Americas and (iv) sales of properties. In addition, Grey Wolf has additional borrowing capacity under its credit facility with Mirant Canada. The terms of the First Lien Notes indenture, the Second Lien Notes indenture and the Old Notes indenture substantially limit our use of proceeds from sales of properties.

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

     Furthermore, our ability to raise funds through additional indebtedness will be limited because a large portion of our crude oil and natural gas properties and natural gas processing facilities are subject to a first lien or floating charge for the benefit of the holders of the First Lien Notes and a second lien or floating charge for the benefit of the holders of the Second Lien Notes. Finally, our indentures also place restrictions on the use of proceeds from asset sales. Proceeds from asset sales must generally be used for investments in producing properties or related assets. In addition, the indenture for the Second Lien Notes permits using proceeds to make payments under the First Lien Notes. In the event that such proceeds are not used in this manner, we must make an offer to note holders to purchase notes at 100% of the principal amount. Such an offer must be made within 180 days of a property sale.

    If commodity prices remain at, or fall below their current levels, it will be necessary for us to delay discretionary capital expenditures and seek alternative sources of capital in order to maintain liquidity.

    Due to our current debt levels and the restrictions contained in the indentures described above, our best opportunity for additional sources of capital will be through the disposition of assets and some of the other alternatives discussed above. For more information regarding our liquidity needs, you should also read Business -"Recent Events". Although there may be questions regarding our viability as a going concern, management believes that the successful disposition of certain assets will allow us to meet our liquidity needs for the next year, including the repayment of the $63.5 million in principal amount of the First Lien Notes maturing in March 2003. We cannot assure you that we will be successful in any of our efforts to improve liquidity or that such efforts will produce enough cash to fund our operating and capital requirements, make our interest payments or to make the principal payments due on our First Lien Notes, Old Notes and Second Lien Notes.

Contractual Obligations

    We are committed to making cash payments in the future on the following types of agreements:

     o   Long-term debt
     o   Operating leases for office facilities

     We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2001.

                                                                Payments due in:
                                   ----------------------------------------------------------------------------
                                                                                                    2005 and
 Contractual Obligations               Total           2002           2003            2004           after
---------------------------------------------------------------------------------------------------------------
                                                              Dollars in thousands
---------------------------------------------------------------------------------------------------------------
Long-Term Debt (1) (2)                   $285,599  $      -         $63,500        $190,979      $  22,944 (3)

Operating Leases (4)                        1,513        528            336             236            413

(1) Includes $63.5 million of the First Lien Notes, $191.0 million of the Old Notes and Second Lien Notes, $22.9 million under the Grey Wolf Facility and $8.2 million under the production payment with Mirant Americas.

(2) Mirant Americas is paid a percentage of revenue from South Texas wells on which they have advanced production payments, the amount of the future payments is dependent on production from the subject wells. As a result, no payments are reflected in the table.

(3) The Grey Wolf Facility does not have scheduled repayments of principal prior to its maturing in 2007. Instead, Grey Wolf is required to pay its net cash flow on a monthly basis to Mirant Canada. We have included the entire amount outstanding under the Grey Wolf Facility at December 31, 2001 ($23.0 million) although we will be making payments prior to 2007. For more information on the Grey Wolf Facility, you should read the description under "Grey Wolf Facility."

(4) Office lease obligations.

 Other obligations

     We make and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil and natural gas. In the past, we have funded our operations and capital expenditures primarily through cash flow from operations, sales of properties, sales of production payments to Mirant Americas and borrowings under our bank credit facilities and other sources. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion. As cash flow permits our capital expenditure budget for 2002 for existing operations and leaseholds is approximately $37 million.

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

        Year                                                    Percentage
        ----                                                    ----------
        2001..............................................        102.875%
        2002 and thereafter...............................        100.000%

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

    First Lien Notes. In March 1999, Abraxas consummated the sale of $63.5 million of the First Lien Notes. Interest on the First Lien Notes is payable semi-annually in arrears on March 15 and September 15, commencing September 15, 1999. The First Lien Notes are redeemable, in whole or in part, at the option of Abraxas at 100% of the principal amount, plus accrued and unpaid interest to the date of redemption.

    The First Lien Notes are senior indebtedness of Abraxas secured by a first lien or charge on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The First Lien Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Canadian Abraxas, Sandia and one of our wholly-owned subsidiaries, Wamsutter Holdings, Inc. (the "Restricted Subsidiaries"). The guarantees are secured by substantially all of the crude oil and natural gas properties of the guarantors and the shares of Grey Wolf owned by Canadian Abraxas.

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

    The First Lien Notes indenture contains certain covenants that limit the ability of Abraxas and certain of its subsidiaries, including the guarantors of the First Lien Notes to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of Abraxas.

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

          Year                                                   Percentage
          -----                                                  ----------
          2001.............................................       102.875%
          2002 and thereafter..............................       100.000%

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

    Grey Wolf Facility

    General. On December 20, 2001, Grey Wolf entered into a credit facility with Mirant Canada. The Grey Wolf facility established a revolving credit facility with a commitment amount of CDN $150 million, (approximately US $96 million). Subject to certain restrictions, the borrowing base may be reduced in the discretion of Mirant Canada upon 30 days written notice. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date of the credit facility is December 20, 2007. The applicable interest rate charged on the outstanding balance under the Grey Wolf Facility is 9.5%. Any amounts in default under the facility will accrue interest at 15%. The Grey Wolf Facility is non-recourse to Abraxas and its properties, other than Grey Wolf properties, and Abraxas has no additional direct obligations to Mirant Canada under the facility.

    Principal Payments. Prior to maturity, Grey Wolf is required to make principal payments under the Grey Wolf Facility as follows:

         (i) on the date of the sale of any producing properties, Grey Wolf is required to make a payment equal to the amount of the net sales proceeds;

         (ii) on a monthly basis, Grey Wolf is required to make a payment equal to its net cash flow for the month prior to the date of the payment; and

         (iii) on the date of any reduction in the commitment amount becomes effective, Grey Wolf must repay all amounts over the commitment amount so reduced.

    Under the Grey Wolf Facility, "net cash flow" generally means the amount of proceeds received by Grey Wolf from the sale of hydrocarbons less taxes, royalty and similar payments (including overriding royalty interest payments made to Mirant Canada), interest payments made to Mirant Canada and operating and other expenses including approved capital and G&A expenses.

    Grey Wolf may also make pre-payments at any time after December 20, 2002.

    The Grey Wolf Facility matures in 2007. The Company treats the Grey Wolf Facility as a revolving line of credit since, under ordinary circumstances, the lender is paid on a net cash flow basis. It is anticipated that the Company will be a net borrower for the next several years due to a large number of exploration and exploitation projects and the associated capital needs to complete the projects.

    Security. Obligations under the Grey Wolf Facility are secured by a security interest in substantially all of Grey Wolf's assets, including, without limitation, working capital interests in producing properties and related assets owned by Grey Wolf. None of Abraxas' assets are subject to a security interest under the Grey Wolf Facility.

    Covenants. The Grey Wolf Facility contains a number of covenants that, among other things, restrict the ability of Grey Wolf to (i) enter into new business areas, (ii) incur additional indebtedness, (iii) create or permit to be created any liens on any of its properties, (iv) make certain payments, dividends and distributions, (v) make any unapproved capital expenditures, (vi) sell any of its accounts receivable, (vii) enter into any unapproved leasing arrangements,
(viii) enter into any take-or-pay contracts, (ix) liquidate, dissolve, consolidate with or merge into any other entity, (x) dispose of its assets, (xi) abandon any property subject to Mirant Canada's security interest, (xii) modify any of its operating agreements, (xiii) enter into any unapproved hedging agreements, and (xiv) enter into any new agreements affecting existing agreements relating to or affecting properties subject to Mirant Canada's security interests. In addition, Grey Wolf is required to submit a quarterly development plan for Mirant Canada's approval and Grey Wolf must comply with specified financial ratios and tests, including a minimum collateral coverage ratio.

    Events of Default. The Grey Wolf Facility contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in the financial condition of Grey Wolf.

    Overriding Royalty Interests. As a condition to the Grey Wolf Facility, Grey Wolf has granted two overriding royalty interests to Mirant Canada, each in the amount of 2.5% of the revenues received by Grey Wolf from crude oil and natural gas sales from all of its properties.

Net Operating Loss Carryforwards

 At December 31, 2001 the Company had, subject to the limitation discussed below, $115,900,000 of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2002 through 2021 if not utilized. At December 31, 2001, the Company had approximately $6,700,000 of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2002 through 2008 if not utilized.

As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under Section 382 occurred in December 1991. Accordingly, it is expected that the use of the U.S. net operating loss carryforwards generated prior to December 31, 1991 of $3,203,000 will be limited to approximately $235,000 per year.

During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of the acquired corporation of $257,000 acquired in the acquisition are limited to approximately $115,000 per year.

As a result of the issuance of additional shares of common stock for acquisitions and sales of common stock, an additional ownership change under
Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 (including those subject to the 1991 and 1992 ownership changes discussed above) of $6,590,000 will be limited as described above and in the following paragraph.

An ownership change under Section 382 occurred in December 1999, following the issuance of additional shares, as described in Note 5. It is expected that the annual use of U.S. net operating loss carryforwards subject to this Section 382 limitation will be limited to approximately $363,000, subject to the lower limitations described above. Future changes in ownership may further limit the use of the Company's carryforwards. In 2000 assets with built in gains were sold, increasing the Section 382 limitation for 2001 by approximately $31,000,000.

The annual Section 382 limitation may be increased during any year, within 5 years of a change in ownership, in which built-in gains that existed on the date of the change in ownership are recognized.

In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $34,763,000 and $39,670,000 for deferred tax assets at December 31, 2000 and 2001, respectively.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. The following represents those policies that management believes are particularly important to the financial statements and that require the use of estimates and assumptions to describe matters that are inherently uncertain.

     Full Cost Method of Accounting for Crude oil and Natural gas Activities. SEC Regulation S-X defines the financial accounting and reporting standards for companies engaged in crude oil and natural gas activities. Two methods are prescribed: the successful efforts method and the full cost method. Abraxas has chosen to follow the full cost method. At the time it was adopted, management believed that this method would be preferable, as earnings tend to be less volatile than under the successful efforts method. See Note 1 of the Notes to Consolidated Financial Statements.

However, the full cost method makes us susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. The Company has experienced this situation several times over the years and experienced it again in 2001. Our crude oil and natural gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on our business including impact from the full cost method of accounting.

    Under the full cost method of accounting, we record the carrying value of our crude oil and natural gas properties, and capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. The net capitalized cost of crude oil and natural gas properties less related deferred taxes, is limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of crude oil and natural gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity.

    The risk that we will be required to write-down the carrying value of our crude oil and natural gas assets increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves or if purchasers or governmental action cause an abrogation of, or if we voluntarily cancel, long-term contracts for our natural gas. For the year ended December 31, 2001, we recorded a write-down of $2.6 million, related to our Canadian proved reserves. The write-down in 2001 was due to low commodity prices. For the year ended December 31, 1999, we recorded a write-down of $19.1 million, related to our Canadian properties. We cannot assure you that we will not experience additional write-downs in the future. Should commodity prices decline, a further write-down of the carrying value of our crude oil and natural gas properties may be required. See Note 18 of Notes to Consolidated Financial Statements.

    Hedge Accounting. Statement of Financial Accounting Standards, ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was effective for the Company on January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will we recognized in earnings.

New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company has applied these standards to its purchase of the minority interest of Grey Wolf.

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

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from the discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. SFAS No. 144 is effective for the Company beginning January 1, 2002 with earlier adoption encouraged. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

 Commodity Price Risk

    As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil, natural gas and natural gas liquids.

Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. We attempt to manage the volatility of crude oil and natural gas prices through the periodic use of commodity price hedging agreements. We covered approximately 42% of our production in 2001 with hedge agreements. Without those arrangements, our realized natural gas prices would have been $0.70 per Mcf higher in 2001. You should read the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations " for more information regarding our hedging activities and impact of commodity price changes. Assuming the production levels we attained during the year ended December 31, 2001, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income by approximately $7.3 million for the year. See Part I, Item 1, Business - "Recent Events".


Hedging Sensitivity

    The fair value of our remaining hedge instrument was determined based on NYMEX forward price quotes as of December 31, 2001. As of December 31, 2001, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of our hedging instrument of $1.2 million and a commodity price decrease of 10% would have resulted in a favorable change in the fair value of our hedge instrument of $852,000.

    The following table sets forth our hedge position as of December 31, 2001.

                  Time Period                       Notional Quantities                 Price                 Fair Value
------------------------------------------------ --------------------------- ---------------------------- --------------------
January 1, 2002 - October 31, 2002               20,000 Mcf/day of natural   Fixed price swap             $(658,000)
                                                 gas  or 1,000 Bbl/day of    $2.60-$2.95 natural gas or
                                                 crude oil                   $18.90 Crude oil

Interest rate risk

    At December 31, 2001, substantially all of Abraxas' long-term debt was at fixed interest rates from 11.5% to 12.875% and not subject to fluctuations in market rates and Grey Wolf's long-term debt was at a fixed interest rate of 9.5%.

Foreign currency

    Our Canadian operations are measured in the local currency of Canada. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre-tax loss of $1.3 million for the year ended December 31, 2001. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net income by approximately $65,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

Item 8. Financial Statements

    For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements .

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2002 Annual Meeting of Stockholders which appears therein under the caption "Election of Directors". See also the information in Item 4a of Part I of this Report.

Item 11. Executive Compensation

    There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2002 Annual Meeting of Stockholders which appears therein under the caption "Executive Compensation", except for those parts under the captions "Compensation Committee Report on Executive Compensation," "Performance Graph", "Audit Committee Report" and "Report on Repricing of Options."


Item 12. Security Ownership of Certain Beneficial Owners and Management

    There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2002 Annual Meeting of Stockholders which appears therein under the caption "Securities Holdings of Principal Stockholders, Directors and Officers."

Item 13. Certain Relationships and Related Transactions

    There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2002 Annual Meeting of Stockholders which appears therein under the caption "Certain Transactions."


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.    Consolidated Financial Statements                                  Page
                                                                            ----

         Report of Deloitte & Touche LLP, Independent Auditors...............F-2

         Report of Ernst & Young LLP, Independent Auditors...................F-3

         Consolidated Balance Sheets,
           December 31, 2001 and 2000........................................F-4

         Consolidated Statements of Operations,
           Years Ended December 31, 2001, 2000 and 1999......................F-6

         Consolidated Statements of Stockholders' Equity (Deficit)
            Years Ended December 31, 2001, 2000 and 1999.....................F-7

         Consolidated Statements of Cash Flows
           Years Ended December 31, 2001, 2000 and 1999......................F-9

         Notes to Consolidated Financial Statements.........................F-11

         Grey Wolf Exploration  Inc.

         Report of Deloitte & Touche LLP, Independent Auditors..............F-43

         Report of Ernst & Young LLP, Independent Auditors..................F-45

         Balance Sheets at December 31, 2001 and 2000.......................F-46

         Statements of Earnings and Retained Earnings
           Years ended December 31, 2001, 2000 and 1999.....................F-47

         Statements of Cash Flows
           Years ended December 31, 2001, 2000 and 1999.....................F-48

         Notes to Financial Statements......................................F-49


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

3.2 Articles of Amendment to the Articles of Incorporation of Abraxas dated October 22, 1990. (Filed as Exhibit 3.3 to the S-4 Registration Statement).

3.3 Articles of Amendment to the Articles of Incorporation of Abraxas dated December 18, 1990. (Filed as Exhibit 3.4 to the S-4 Registration Statement).

3.4 Articles of Amendment to the Articles of Incorporation of Abraxas dated June 8, 1995. (Filed as Exhibit 3.4 to Abraxas' Registration Statement on Form S-3, No. 333-00398 (the "S-3 Registration Statement")).

3.5 Articles of Amendment to the Articles of Incorporation of Abraxas dated as of August 12, 2000 (Filed as Exhibit 3.5 to Abraxas' Annual Report of Form 10-K filed April 2, 2001)

3.6 Amended and Restated Bylaws of Abraxas. (Filed herewith).

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

*10.11 Employment Agreement between Abraxas and Robert L. G. Watson. (Filed as
Exhibit 10.19 to the 2000 S-1 Registration Statement).

*10.12 Employment Agreement between Abraxas and Chris E. Williford. (Filed as
Exhibit 10.20 to the 2000 S-1 Registration Statement).

*10.13 Employment Agreement between Abraxas and Stephen T. Wendel. (Filed as
Exhibit 10.26 to the S-3 Registration Statement).

*10.14 Employment Agreement between Abraxas and Robert W. Carington, Jr. (Filed as Exhibit 10.22 to the 2000 S-1 registration Statement).

10.15 Common Stock Purchase Warrant dated August 1, 2000 between Abraxas and Basil Street Company (Filed as Exhibit 10.15 to Abraxas Annual Report on Form 10-K filed on April 2, 2001).

10.16 Common Stock Purchase Warrant dated September 1, 2000 between Jessup & Lamont Holdings (Filed as Exhibit 10.16 to Abraxas Annual Report on Form 10-K filed on April 2, 2001).

10.17 Common Stock Purchase Warrant dated August 1, 2000 between Abraxas and TNC, Inc. (Filed as Exhibit 10.17 to Abraxas Annual Report on Form 10-K filed on April 2, 2001).

10.18 Common Stock Purchase Warrant dated August 1, 2000 between Abraxas and Charles K. Butler (Filed as Exhibit 10.17 to Abraxas Annual Report on Form 10-K filed on April 2, 2001).

10.19 Management Agreement dated November 14, 1996 by and between Canadian Abraxas and Cascade Oil & Gas Ltd. (Filed as Exhibit 10.36 to the 1996 Exchange Offer Registration Statement).

10.20 Agreement of Limited Partnership of Abraxas Wamsutter L.P. dated as of November 12, 1999 by and between Wamsutter Holdings, Inc. and TIFD III-X Inc. (Filed as Exhibit 10.2 to Abraxas' Current Report on Form 8-K filed November 30,1999).

10.21 Credit agreement dated December 20, 2001 between Grey Wolf Exploration, Inc. and Mirant Energy Capital, Ltd. (Filed herewith)

10.22 First Overriding Royalty Agreement dated as of December 20, 2001 between Grey Wolf Exploration, Inc. and Mirant Energy Capital, Ltd (Filed herewith)

10.23 Second Over Overriding Royalty Agreement dated as of December 20, 2001 between Grey Wolf Exploration, Inc. and Mirant Energy Capital, Ltd (Filed herewith)

10.24 Purchase Agreement for Dollar Denominated Production Payment dated as of October 6, 1999 by and between Abraxas and Southern Producer Services, L.P. (Filed as Exhibit 10.1 to Abraxas' Quarterly Report on Form 10-Q filed November 15, 1999)

10.25 Conveyance of Dollar Denominated Production Payment dated as of October 6, 1999 by and between Abraxas and Southern Producer Services, L.P. (Filed as
Exhibit 10.2 to Abraxas' Quarterly Report on Form 10-Q filed November 15, 1999)

21.1 Subsidiaries of Abraxas. (Filed as Exhibit 21.1 to Abraxas' Annual Report on Form 10-K filed March 31, 2000).

23.1 Independent Auditors' Consent (Deloitte & Touche LLP). (Filed herewith).

23.2 Consent of Independent Auditors (Ernst & Young LLP). (Filed herewith).

23.3 Independent Auditors' Consent(Deloitte & Touche LLP Chartered Accountants). (Filed herewith).

23.4 Independent Auditors' Consent(Deloitte & Touche LLP Chartered Accountants). (Filed herewith).

23.5 Consent of DeGolyer and MacNaughton. (Filed herewith).

23.6 Consent of McDaniel & Associates Consultants, Ltd. (Filed herewith).



*      Management Compensatory Plan or Agreement.

(b) Reports on Form 8-K

1. Current Report on Form 8-K filed on October 3, 2001, Item 5. Other Events, including a press release relating to an update of operational activities and operational guidance for the third and fourth quarter.

2. Current Report on Form 8-K filed on October 9, 2001, Item 5. Other Events, including a press release announcing the completion of the Company's tender offer for the shares of Grey Wolf not owned by the Company.

3. Current Report on the Form 8-K filed on November 14, 2001, Item 5. Other Events, including a press release relating to the announcement of the Company's third quarter financial results and updating operations.

4. Current Report on the Form 8-K filed on January 3, 2002. Other Events, including a press release relating to the announcement of the Company's Canadian project financing.

5. Current Report on the Form 8-K on March 27, 2002. Other Events, including a press release relating to the announcement of the Company's 2001 year end and fourth quarter financial results.

6. Current Report on the Form 8-K on March 28, 2002. Other Events, including a press release relating to a definitive purchase and sale agreement by wholly owned Canadian subsidiaries for the sale of their interest in a natural gas processing plant and related reserves.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ABRAXAS PETROLEUM CORPORATION

By: /s/ Robert L.G. Watson                    By: /s/ Chris E. Williford
   ------------------------------------           ----------------------------
   President and Principal                        Exec. Vice President and
   Executive Officer                              Principal Financial and
                                                  Accounting Officer
         DATED:April 5, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                         Name and Title                Date

/s/ Robert L.G. Watson            Chairman of the Board,
-----------------------------     President (Principal Executive
Robert L.G. Watson                Officer) and Director                 4/5/2002

/s/ Chris E. Williford            Exec. Vice President and
-----------------------------     Treasurer (Principal Financial
Chris Williford                   and Accounting Officer)               4/5/2002

/s/ Craig S. Bartlett, Jr.        Director                              4/5/2002
-----------------------------
Craig S. Bartlett, Jr.

/s/ Franklin Burke                Director                              4/5/2002
-----------------------------
Franklin Burke

/s/ Ralph F. Cox                  Director                              4/5/2002
----------------------
Ralph F. Cox

/s/ Fredrick M. Pevow, Jr.        Director                              4/5/2002
-----------------------------
Fredrick M. Pevow, Jr.

/s/ James C. Phelps               Director                              4/5/2002
-----------------------------
James C. Phelps

/s/ Joseph A. Wagda               Director                              4/5/2002
----------------------
Joseph A. Wagda

                                                                   Exhibit 23.1

Independent Auditors' Consent



     We consent to the incorporation by reference in the Registration Statements No. 33-48932, 33-48934, 33-72268, 33-81416, 33-81418, 333-17375, and 333-17377
of Abraxas Petroleum Corporation on Form S-8 of our report dated March 26, 2002, appearing in this Annual Report on Form 10-K of Abraxas Petroleum Corporation for the year ended December 31, 2001.


/s/ Deloitte & Touche LLP

San Antonio, Texas
March 29, 2002

                                                                Exhibit 23.2

                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-48932) pertaining to the Abraxas Petroleum Corporation 1984 Non-Qualified Stock Option Plan; (Form S-8 No. 33-48934) pertaining to the Abraxas Petroleum Corporation 1984 Incentive Stock Option Plan; (Form S-8 No. 33-72268) pertaining to the Abraxas Petroleum Corporation 1993 Key Contribution Stock Option Plan; (Form S-8 No. 33-81416) pertaining to the Abraxas Petroleum Corporation Restricted Share Plan for Directors; (Form S-8 No. 33-81418) pertaining to the Abraxas Petroleum Corporation 1994 Long Term Incentive Plan; (Form S-8 No. 333-17375) pertaining to the Abraxas Petroleum Corporation Director Stock Option Plan; and (Form S-8 No. 333-17377) pertaining to the Abraxas Petroleum Corporation 401(K) Profit Sharing Plan of our report dated March 17, 2000, with respect to the consolidated financial statements of Abraxas Petroleum Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 2001.



                                                     /s/ Ernst & Young LLP
                                                     Ernst & Young LLP

San Antonio, Texas
April 3, 2002

                                                                   Exhibit 23.3


Independent Auditors' Consent




We consent to the incorporation by reference in the Registration Statements No. 33-48932, 33-48934, 33-72268, 33-81418, 333-17375 and 333-17377 of Abraxas
Petroleum Corporation on Form S-8 of our report dated March 31, 2002 on the financial statements of Grey Wolf Exploration Inc. appearing in this Annual Report on Form 10-K of Abraxas Petroleum Corporation for the year ended December 31, 2001.





Calgary, Canada                                 /s/Deloitte & Touche LLP
April 3, 2002                                    Chartered Accountants

                                                                   Exhibit 23.4

                       Consent of DeGolyer and MacNaughton



     We hereby consent to the incorporation in your Annual Report on Form 10-K of the references to DeGolyer and MacNaughton in the "Reserves Information" section and to the use by reference of information contained in our "Appraisal Report as of December 31, 2001 on Certain Interests owned by Abraxas Petroleum Corporation," Appraisal Report as of December 31,02000 on Certain Interest owned by Abraxas Petroleum Corporation," and "Appraisal Repost as of December 31, 1999, on Certain Interest owned by Abraxas Petroleum Corporation" (our Reports). However, that since the crude oil, condensate, natural gas liquids, and natural gas reserves estimates set forth in our Reports have been combined with reserve estimates of other petroleum consultants, we are necessarily unable to verify the accuracy of the reserves values contained in the aforementioned Annual Report.

                                                  DeGolyer and MacNaughton



Dallas, Texas
April 3, 2002

                                                                Exhibit 23.5

               Consent of McDaniel and Associates Consultants LTD.


We consent to the incorporation in your Annual Report on Form 10-K of the references to McDaniel and Associates Consultants Ltd. in the "Reserves Information" section and to the use by reference of information contained in our Evaluation Report "Canadian Abraxas Petroleum Ltd., Evaluation of Oil & Gas Reserves, As of January 1, 2002", dated March 22, 2002.


McDaniel & Associates Consultants LTD

Calgary, Alberta
April 3, 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Abraxas Petroleum Corporation and Subsidiaries

Independent Auditors' Reports for the years ended
    December 31, 2001 and 2000..............................................F-2
Independent Auditors' Report for the year ended December 31, 1999 ..........F-3
Consolidated Balance Sheets at December 31, 2000 and 2001 ..................F-4
Consolidated Statements of Operations for the years ended
    December 31, 1999, 2000 and 2001 .......................................F-6
Consolidated Statements of Stockholders' Equity (Deficit)
    for the years ended December 31, 1999, 2000 and 2001 ...................F-7
Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 2000 and 2001 .......................................F-9
Notes to Consolidated Financial Statements .................................F-11


Grey Wolf Exploration Inc.

Auditors' Report for the years ended December 31, 2001 and 2000.............F-45
Comments by Auditors' for US readers on Canada - US reporting
     differences............................................................F-46
Auditors' Report for the year ended December 31, 1999.......................F-47
Balance Sheets at December 31, 2000 and 2001................................F-48
Statements of Earnings and Retained Earnings for the years
     ended December 31, 1999, 2000 and 2001.................................F-49
Statements of Cash Flows for the years ended
     December 31, 1999, 2000 and 2001.......................................F-50
Notes to Financial Statements...............................................F-51

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Abraxas Petroleum Corporation


We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments to conform to Statement of Financial Accounting Standards No. 133.




/s/DELOITTE & TOUCHE LLP
San Antonio, Texas
March 26, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Abraxas Petroleum Corporation

         We have audited the accompanying consolidated statement of operations of Abraxas Petroleum Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of stockholders' equity (deficit) and cash flows for the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Abraxas Petroleeum Corporation and Subsidiaries for the year ended December 31, 1999, in conformity with accounting principles accepted in the United States.



                                                              ERNST & YOUNG LLP

San Antonio, Texas
March 17, 2000,



                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                December 31
                                                                   --------------------------------------
                                                                         2000                2001
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)
Current assets:
   Cash ...................................................           $       2,004      $       7,605
   Accounts receivable, less allowance for doubtful
     accounts:
       Joint owners .......................................                   3,771              2,785
       Oil and gas production sales .......................                  16,106              4,758
       Other ..............................................                     841                504
                                                                   ------------------ -------------------
                                                                             20,718              8,047
   Equipment inventory ....................................                   1,411              1,251
   Other current assets ...................................                     179                443
                                                                   ------------------ -------------------
     Total current assets .................................                  24,312             17,346

Property and equipment:
     Oil and gas properties, full cost method of accounting:
       Proved .............................................                 481,802            486,098
       Unproved, not subject to amortization ..............                  12,831             10,626
     Other property and equipment .........................                  63,720             67,632
                                                                   ------------------ -------------------
           Total ..........................................                 558,353            564,356
         Less accumulated depreciation, depletion, and
         amortization .....................................                 253,569            282,462
                                                                   ------------------ -------------------
       Total property and equipment - net .................                 304,784            281,894

Deferred financing fees, net of accumulated amortization
   of $6,917 and $8,668 at December 31, 2000 and 2001,
   respectively ...........................................                   5,556              3,928

Other assets ..............................................                     908                545
                                                                   ------------------ -------------------
   Total assets ...........................................           $     335,560      $     303,713
                                                                   ================== ===================



                  See accompanying Notes to Consolidated Financial Statements.


                                  ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                December 31
                                                                   --------------------------------------
                                                                         2000                2001
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)
Current liabilities:
   Accounts payable ..........................................        $      22,721      $      10,542
   Joint interest oil and gas production payable .............                6,281              3,596
   Accrued interest ..........................................                6,079              6,013
   Other accrued expenses ....................................                1,932              1,116
   Hedge liability............................................                    -                658
   Current maturities of long-term debt ......................                1,128                415
                                                                   ------------------ -------------------
     Total current liabilities ...............................               38,141             22,340

Long-term debt ...............................................              266,441            285,184

Deferred income taxes ........................................               21,079             20,621

Future site restoration  .....................................                4,305              4,056

Minority interest in foreign subsidiary ......................               12,097                  -

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, par value $.01 per share - authorized 200,000,000 shares;
     issued 22,759,852 and 30,145,280
     shares at December 31, 2000 and 2001, respectively ...                     227                301
   Additional paid-in capital ................................              130,409            136,830
   Accumulated deficit ......................................              (131,376)          (151,094)
   Treasury stock, at cost, 165,883 shares at December 31, 2000
     and 2001 ................................................                 (964)              (964)
   Accumulated other comprehensive income (loss)..............               (4,799)           (13,561)
                                                                   ------------------ -------------------
Total stockholders' equity  (deficit).........................               (6,503)           (28,488)
                                                                   ------------------ -------------------
   Total liabilities and stockholders' equity  (deficit)......        $     335,560      $     303,713
                                                                   ================== ===================



                  See accompanying Notes to Consolidated Financial Statements.



                                  ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year Ended December 31
                                                            ---------------------------------------------------------
                                                                     1999              2000               2001
                                                              -------------------------------------------------------
                                                                       (In thousands except per share data)
Revenues:
   Oil and gas production revenues .........................     $      59,025      $      72,973     $      73,201
   Gas processing revenues .................................             4,244              2,717             2,438
   Rig revenues ............................................               444                505               756
   Other  ..................................................             3,057                405               848
                                                              -------------------   -----------------  -------------
                                                                        66,770             76,600            77,243
Operating costs and expenses:
   Lease operating and production taxes ....................            17,938             18,783            18,616
   Depreciation, depletion, and amortization ...............            34,811             35,857            32,484
   Proved property impairment ..............................            19,100                  -             2,638
   Rig operations ..........................................               624                717               702
   General and administrative ..............................             5,269              6,533             6,445
   General and administrative (Stock-based compensation)....                 -              2,767            (2,767)
                                                              -------------------   -----------------  --------------
                                                                        77,742             64,657            58,118
                                                              -------------------   -----------------  --------------
Operating income (loss).....................................           (10,972)            11,943            19,125

Other (income) expense:
   Interest income .........................................              (666)              (530)              (78)
   Amortization of deferred financing fees .................             1,915              2,091             2,268
   Interest expense ........................................            36,815             31,140            31,523
   (Gain) loss on sale of equity investment ................                 -            (33,983)              845
   Other ...................................................                 -              1,563               207
                                                              -------------------   -----------------  --------------
                                                                        38,064                281            34,765
                                                              -------------------   -----------------  --------------
Income (loss) from operations before income tax and
   extraordinary item.......................................           (49,036)            11,662           (15,640)
Income tax expense (benefit):
   Current .................................................               491             (1,233)              505
   Deferred ................................................           (13,116)             4,938             1,897
Minority interest in income of consolidated foreign
   subsidiary (2001 prior to purchase)......................               269              1,281             1,676
                                                              -------------------  ------------------  --------------
Income (loss) before extraordinary item.....................           (36,680)             6,676           (19,718)
Extraordinary item:
   Gain on debt extinguishment .............................                 -              1,773                 -
                                                              -------------------  ------------------ ---------------
Net income  (loss).......................................        $     (36,680)     $       8,449     $     (19,718)
                                                              ===================  ================== ===============

Basic earnings (loss) per common share:
   Net income (loss) before extraordinary item .............     $      (5.41)      $       0.29      $      (0.76)
   Extraordinary item ......................................                 -              0.08                 -
                                                              -------------------  ------------------ ----------------
Net income (loss) per common share - basic ..............        $      (5.41)      $       0.37      $      (0.76)
                                                              ===================  ================== ================

Diluted earnings (loss) per common share :
   Net income (loss) before extraordinary item .............     $      (5.41)      $       0.21      $      (0.76)
   Extraordinary item ......................................                 -              0.05                  -
                                                              -------------------  ------------------ ----------------
Net income (loss) per common share  - diluted............        $      (5.41)      $       0.26      $      (0.76)
                                                              ===================  ================== ================

          See accompanying Notes to Consolidated Financial Statements.

                                  ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        (In thousands except share amounts)



                                                                                                           Accumulated
                                     Common Stock          Treasury Stock       Additional                    Other
                                ----------------------- ---------------------    Paid-In      Accumulated  Comprehensive
                                  Shares     Amount     Shares    Amount         Capital      Deficit      Income (Loss)    Total
                                ----------- ---------- --------------------- -------------- -------------- ------------------------
Balance at January 1, 1999 ....  6,501,441    $    65   171,015   $ (1,167)   $ 51,695       $ (103,145)  $  $(10,970)  $  (63,522)
   Comprehensive income
     (loss):
     Net loss .................         -           -       -           -          -            (36,680)           -       (36,680)
     Other comprehensive
       income:
       Foreign currency
        translation adjustment.         -           -       -           -          -                 -         14,572       14,572
                                                                                                                          ---------
   Comprehensive income                                                                                                   (22,108)
     (loss)
   Issuance of common stock
     for compensation ......         3,314         -    (18,932)        96       (43)                -             -            53
   Issuance of common stock
     in connection with
     Exchange Offer (Note
     2, 5 and 6)............    16,242,344        162         -          -    75,910                 -             -        76,072
                                ----------- ---------- ---------  ---------- ------------   ------------  -----------  ------------
Balance at December 31, 1999    22,747,099    $   227   152,083   $ (1,071)  $127,562        $ (139,825)  $     3,602   $   (9,505)

   Comprehensive income
     (loss):
   Net income...............            -          -          -          -         -              8,449            -         8,449

     Other comprehensive
       income:
       Foreign currency
         translation
         adjustment ........            -          -          -          -         -             (8,401)           -        (8,401)
                                                                                                                         -----------
   Comprehensive income                                                                                                         48
   Stock-based
     compensation  expense..            -          -          -          -      2,767                -             -         2,767
   Issuance of common stock
     and warrants for
     compensation ..........        12,753         -    (25,000)       185         80                -             -           265
   Purchase of treasury
     stock .................            -          -     38,800        (78)        -                 -             -           (78)
                                ------------ ---------- ---------  ---------- ------------   ------------  -----------  ------------
Balance at December 31, 2000    22,759,852    $   227   165,883   $   (964)  $130,409        $ (131,376)   $   (4,799)   $  (6,503)
                                ------------ ---------- ---------  ---------- ------------   ------------  -----------  ------------

                                                      (continued)

                                  ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(continued)
                                        (In thousands except share amounts)


                                                                                                           Accumulated
                                     Common Stock          Treasury Stock       Additional                    Other
                                ----------------------- ---------------------    Paid-In      Accumulated  Comprehensive
                                  Shares     Amount     Shares    Amount         Capital      Deficit      Income (Loss)    Total
                                ----------- ---------- --------------------- -------------- -------------- ------------------------
Balance at January 1, 1999 .... 22,759,852    $   227   165,883   $   (964)   $130,409       $ (130,376)  $  $ (4,799)  $   (6,503)
      Comprehensive income
     (loss):
   Net loss.................           -           -          -         -           -           (19,718)            -      (19,718)
     Other comprehensive
       income:
       Hedge loss...........           -           -          -         -           -                -           (566)        (566)
       Foreign currency
         translation
         adjustment ........           -           -          -         -           -                -         (8,196)      (8,196)
                                                                                                                        -----------
   Comprehensive loss                  -           -          -         -           -                -              -      (28,480)
 Stock-based compensation
     expense................           -           -          -         -       (2,767)              -              -       (2,767)
 Issuance of common stock
     for contingent value
     rights ................     3,386,488         34         -         -          (34)              -               -          -
   Issuance of common stock
     and stock options for
     acquisition of
     minority interest in
     Grey Wolf Exploration,
     Inc....................     3,990,565         40         -         -        9,206              -              -        9,246
   Stock options exercised .         8,375         -          -         -           16              -              -           16
                                ------------ ---------- ---------  ---------- ------------   ------------  -----------  ------------
Balance at December 31, 2001    30,145,280    $   301    165,883   $  (964)   $136,830       $ (151,094)  $   (13,561)  $ (28,488)
                                ============ ========== =========  ========== ===========-   ============  ===========  ============















          See accompanying Notes to Consolidated Financial Statements.

                                           F-11
                                    ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31
                                                 ----------------------------------------------------------
                                                       1999                2000                2001
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
Operating Activities
Net income (loss) ........................          $     (36,680)      $       8,449      $     (19,718)
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Minority interest in income of
       foreign subsidiary ................                    269               1,281              1,676
        Extraordinary gain on
       extinguishment of debt.............                      -              (1,773)                 -
     (Gain) loss on sale of equity
       investment.........................                      -             (33,983)               845
     Depreciation, depletion, and
       amortization ......................                 34,811              35,857             32,484
     Proved property impairment ..........                 19,100                   -              2,638
     Deferred income tax (benefit) expense
                                                          (13,116)              4,938              1,897
     Amortization of deferred financing
       fees...............................                  1,915               2,091              2,268
     Amortization of premium on long term
       debt...............................                   (579)                  -                  -
     Stock-based compensation ............                      -               2,767             (2,767)
     Issuance of common stock and
       warrants for compensation .........                     53                 265                  -
     Changes in operating assets and
       liabilities:
         Accounts receivable .............                 (2,698)             (7,036)            12,693
         Equipment inventory .............                     57                (538)               (76)
         Other  ..........................                    396              (1,839)              (106)
         Accounts payable ................                   (744)             11,318            (14,848)
         Accrued expenses ................                  1,098                (425)              (723)
                                                 ------------------  ------------------   ----------------
Net cash provided by operating activities                   3,882              21,372             16,263

Investing Activities
Capital expenditures, including purchases
   and development of properties .........               (128,708)            (74,412)           (57,056)
Proceeds from sale of oil and gas
   properties.............................                 17,494              21,157             28,938
Acquisition of minority interest..........                      -                   -             (2,679)
Proceeds from sale of equity investment ..                      -              34,482                  -
                                                 ------------------  ------------------   ----------------
Net cash used in investing activities ....               (111,214)            (18,773)           (30,797)




                                  Abraxas Petroleum Corporation and Subsidiaries

                                 Consolidated Statements of Cash Flows (continued)


                                                                             Year Ended December 31
                                                            ----------------------------------------------------------
                                                                  1999                2000                2001
                                                            ------------------  ------------------  ------------------
                                                                                 (In thousands)
 Financing Activities
           Purchase of treasury stock, net ............     $             -      $          (78)      $          -
           Proceeds from issuance of common ock......                     -                   -                  16
           Proceeds from long-term borrowings .........               88,457               6,400             29,995
           Payments on long-term borrowings ...........              (35,747)            (10,163)            (9,326)
           Deferred financing fees ....................               (3,586)                 23                  -
                                                             ------------------  ------------------ -------------------
           Net cash provided by (used in) financing
              activities ..............................               49,124              (3,818)            20,685
                                                             ------------------  ------------------ -------------------
           Increase (decrease) in cash ................              (58,208)             (1,219)             6,151
                                                             ------------------  ------------------ -------------------
           Effect of exchange rate changes on cash ....                  617                (576)              (550)
                                                             ------------------  ------------------ -------------------
           Increase (decrease) in cash ................              (57,591)             (1,795)             5,601
           Cash at beginning of year ..................               61,390               3,799              2,004
                                                             ------------------  ------------------ -------------------
                 Cash at end of year...................     $          3,799     $         2,004      $       7,605
                                                             ==================  ================== ===================

           Supplemental Disclosures
           Supplemental disclosures of cash flow
              information:
                Interest paid .........................        $      35,979       $      33,004      $      31,752
                                                            ==================  ================== ===================
                Taxes paid.............................        $           -       $           -      $         505
                                                            ==================  ================== ===================

           Supplemental schedule of noncash investing and financing activities:
                    In December 1999 the Company completed the exchange of
                    $269,699,000 of its 11.5% Old Notes for $188,778,000 of new
                    Second Lien Notes, issuance of up to 16,078,990 shares of
                    common stock and contingent value rights. An additional
                    $5,000,000 of the Second Lien Notes were issued for payment of fees and expenses. See Note 2, 5 and 6.
                    Decrease in long-term debt.........        $      75,921
                                                            ==================
                    Increase in stockholder's equity...        $      75,921
                                                            ==================

                    In May 2001 the Company issued 3,386,488 shares of common stock upon the expiration of the CVRs issued in connection with the December 1999 exchange. See Note 6.

                    In September  2001 the Company  issued  3,990,565  shares of common stock and
                    options  and  paid  $2,679,000   million  in  cash  in  connection  with  the
                    acquisition of the minority interest in Grey Wolf. See Note 3.
                    Decrease in oil and gas properties and other assets......................        $       (2,925)
                                                                                                 =====================
                     Decrease in deferred income tax liability................................       $        1,091
                                                                                                 =====================
                     Increase in stockholders equity..........................................       $       (9,246)
                                                                                                 =====================
                     Decrease in minority interest in foreign subsidiary......................       $       13,759
                                                                                                 =====================



          See accompanying Notes to Consolidated Financial Statements.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000, and 2001


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

         The consolidated financial statements include the accounts of the Company, its wholly-owned foreign subsidiaries Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and Grey Wolf Exploration Inc. ("Grey Wolf"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf prior to the Company's acquisition of the remaining interest in September 2001.

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

         Unproved properties represent costs associated with properties on which the Company is performing exploration activities or intends to commence such activities. These costs are reviewed periodically for possible impairments or reduction in value based on geological and geophysical data. If a reduction in value has occurred, costs being amortized are increased. The Company believes that the unproved properties will be substantially evaluated in six to thirty-six months and it will begin to amortize these costs at such time. During 1999, 2000 and 2001, the Company capitalized $193,000, $589,000 and $164,000 of interest expense, respectively, based on the cost of major development projects in progress.

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

Turnaround costs

         Turnaround costs represent major maintenance performed on the Company's gas processing plants and are expensed as incurred.

Hedging

         The Company periodically enters into agreements to hedge the risk of future crude oil and natural gas price fluctuations. Such agreements, primarily in the form of price swaps, may either fix or support crude oil and natural gas prices or limit the impact of price fluctuations with respect to the Company's sale of crude oil and natural gas. Gains and losses on such hedging activities are recognized in oil and gas production revenues when hedged production is sold. The net cash flows related to any recognized gains or losses associated with these hedges are reported as cash flows from operations. If the hedge is terminated prior to expected maturity, gains or losses are deferred and included in income in the same period as the physical production required by the contract is delivered.

         Statement of Financial Accounting Standards, ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for the Company on January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

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

         Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, the Company amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. See Note 7. The Company recognized approximately $2.8 million in expense during 2000 and a credit of $2.8 million during 2001 as General and Administrative (Stock-based compensation). The credit for the year ended December 31, 2001 was due to a decline in the Company's common stock price.

Foreign Currency Translation

         The functional currency for Canadian Abraxas and Grey Wolf is the Canadian dollar ($CDN). The Company translates the functional currency into U.S. dollars ($US) based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. Translation adjustments are reflected as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity (Deficit).

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

Revenue Recognition

         The Company recognizes crude oil and natural gas revenue from its interest in producing wells as crude oil and natural gas is sold from those wells, net of royalties. Revenue from the processing of natural gas is recognized in the period the service is performed. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. Management does not believe that the Company had material gas imbalances at December 31, 2000 or 2001.

Deferred Financing Fees

         Deferred financing fees are being amortized on a level yield basis over the term of the related debt arrangements.

 Income Taxes

         The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company has applied these standards to its purchase of the minority interest in Grey Wolf.

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

         In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from the discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. The Company adopted the accounting standard effective January 1, 2002, which did not have a significant impact on the Company's financial condition or results of operations.

Reclassifications

         Certain prior years balances have been reclassified for comparative purposes.

2.  Liquidity

         At December 31, 2001 the Company's current liabilities of approximately $22.3 million exceeded its current assets of $17.3 million. Included in current liabilities are trade payables of $10.5 million, revenues due third parties of $3.6 million and accrued interest of $6.0 million. The Company's results of operations in 2001 generated $16.3 million in cash flows from operations. The Company will need additional funds in the future for both the development of its assets and the service of its debt, including the repayment of the $63.5 million in principal amount of the First Lien Notes maturing in March 2003 and the $191 million of the Second Lien Notes and Old Notes maturing in November 2004. In order to meet the goals of developing its assets and servicing its debt obligations, the Company will be required to obtain additional sources of capital and/or reduce or reschedule its existing cash requirements. In order to do so, the Company may pursue one or more of the following alternatives:

     o   refinancing existing debt;
     o   repaying debt with proceeds from the sale of assets;
     o   exchanging debt for equity;
     o   managing the timing and reducing the scope of its capital expenditures;
     o issuing debt or equity securities or otherwise raisi ng additional funds; or
     o selling all or a portion of its existing assets, including interests in its assets.

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

         There can be no assurance that any of the above alternatives, or some combination thereof, will be available or, if available, will be on terms acceptable to the Company.

         The Company will have four principal sources of liquidity going forward: (i) cash on hand, (ii) cash flow from operations, (iii) a production payment related to certain U.S. properties, and (iv) sale of assets and property. Grey Wolf also has availability under its new financing agreement entered into in December 2001, see discussion below. The First Lien Notes indenture, the Second Lien Notes indenture and the Old Notes indenture substantially limit its use of proceeds from asset sales. Should commodity prices not increase from levels at December 31, 2001, most of the Company's capital expenditures are discretionary and can be delayed to maintain current liquidity. While the availability of capital resources cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net cash flow from operations plus cash on hand, cash available under the production payment and the proceeds from the sale of additional properties will be adequate to fund operations and planned capital expenditures.

         The Company's wholly owned Canadian subsidiaries, Canadian Abraxas and Grey Wolf, have entered into a definitive Purchase and Sale Agreement related to the sale of their interest in a natural gas plant and the associated reserves. The sale, effective March 1, 2002, is scheduled to close in the second quarter of 2002 with estimated net proceeds of US $21.5 million. See Note 19.

         In December 2001, the Company's wholly owned subsidiary, Grey Wolf, entered into a financing agreement ("Grey Wolf Facility") with Mirant Canada Energy Capital, Ltd. ("Mirant Canada") for US $96 million (CDN $150 million) senior secured facility, which is non-recourse to Abraxas. Initial proceeds from this facility of approximately US $25 million were used to retire Grey Wolf's existing bank debt and for general corporate purposes. Up to US $71 million is available to finance the drilling of wells and related activities in the Grey Wolf development plan, as anticipated over the next two years.


3.  Acquisitions and Divestitures

New Cache Petroleums LTD Acquisition

         In January 1999, Canadian Abraxas completed the acquisition of New Cache Petroleums, LTD ("New Cache"), for approximately $78 million in cash and the assumption of approximately $10 million in debt. The debt was paid off with a portion of the proceeds from the sale of the First Lien Notes.

         The acquisition was accounted for as a purchase, and the purchase price was allocated to the crude oil and natural gas properties based on the fair values of the properties acquired. Results of operations for New Cache have been included in the consolidated financial statements since January 1999.

Abraxas Wamsutter L.P. Divestiture

         In November 1998, the Company sold its interest in certain Wyoming properties to Abraxas Wamsutter L.P., a Texas limited partnership (the "Partnership"), for approximately $58.6 million and a minority equity ownership in the Partnership. Wamsutter Holdings, Inc. ("Wamsutter") initially owned a one percent interest and acted as general partner of the Partnership. The investment in the Partnership was accounted for by the equity method. After certain payback requirements were satisfied, the Company's interest would increase to 35% initially and could increase to as high as 65%. The Company also received a management fee and reimbursement of certain overhead costs from the Partnership which amounted to $594,700 and $112,700 for the years ended December 31, 1999 and 2000 respectively.

         In March 2000, the Partnership sold all of its interest in its crude oil and natural gas properties to a third party. Prior to the sale of these properties, effective January 1, 2000, the Company's equity investee share of oil and gas property cost, results of operations and amortization were not material to consolidated operations or financial position. As a result of the sale, the Company received approximately $34 million, which represented a proportional interest in the Partnership's proved properties. See Note 10 regarding a litigation provision in 2001 of $845,000 related to ad valorem taxes.

         The condensed pro forma financial information presented below summarizes on an unaudited pro forma basis, approximate results of the Company's consolidated results of operations for the year ended December 31, 1999, assuming the divestiture had occurred on January 1, 1999.

                                                         (In thousands except
                                                            per share data)
                                                       -----------------------
         Revenue .....................................    $            66,770
                                                       =======================
         Net loss ....................................    $            (3,294)
                                                       =======================
         Loss per common share .......................    $             (0.49)
                                                       =======================

Acquisition of Minority Interest in Grey Wolf

         In September 2001, the Company completed a tender offer for the minority interest in Grey Wolf, acquiring the approximately 52% of capital stock that was not previously owned by the Company. The Company issued 3,990,565 common shares and 588,916 stock options, valued together at approximately $9.2 million. Additionally, the Company incurred direct costs of approximately $2.7 million related to the acquisition. The elimination of the minority interest through an acquisition at a purchase price less than Grey Wolf's book value in the Company's consolidated financial statements had the effect of reducing the property and other assets balances by $2.9 million and deferred income taxes by $1.1 million.

         The condensed pro forma financial information presented below summarizes, on an unaudited pro forma basis, approximate results of the Company's consolidated results of operations for the years ended December 31, 1999, 2000 and 2001, assuming the acquisition of the minority interest in Grey Wolf had occurred at the beginning of each period presented.

                                                           Years ended December 31,
                                                    1999              2000          2001
                                                --------------   --------------  -----------
                                                    (In thousands except per share items)
                                                --------------------------------------------
 Revenue ....................................   $      66,770    $      76,600   $   77,243
                                                ==============    =============   ==========
 Income (loss) before extraordinary item ....         (36,411)           7,957      (18,042)
                                                ==============    =============   ==========
Net income (loss) ...........................         (36,411)           9,730      (18,042)
                                                ==============    =============   ==========
 Income (loss) before extraordinary item, per
   common share - basic .....................           (3.38)            0.30        (0.63)
                                                ==============    =============   ==========
Net income (loss) per common share - basic
                                                        (3.38)            0.37        (0.63)
                                                ==============    =============   ==========
Income (loss) before extraordinary item, per
   common share - diluted ...................           (3.38)            0.22        (0.63)
                                                ==============    =============   ==========
 Net income (loss) per common share - diluted           (3.38)            0.27        (0.63)
                                                ==============    =============   ==========

4. Property and Equipment

         The major components of property and equipment, at cost, are as follows:

                                                              Estimated              December 31
                                                                          ----------------------------------
                                                             Useful Life       2000              2001
                                                           -------------- ---------------- -----------------
                                                                Years              (In thousands)
         Land, buildings, and improvements ..............         15         $       318      $       318
         Crude oil and natural gas properties ...........          -             494,633          496,724
         Natural gas processing plants ..................         18              60,299           63,964
         Equipment and other ............................          7               3,103            3,350
                                                                          ---------------- -----------------
                                                                             $   558,353      $   564,356
                                                                          ================ =================

5. Long-Term Debt

         Long-term debt consists of the following:

                                                                                               December 31
                                                                                    ----------------------------------
                                                                                         2000              2001
                                                                                    ---------------- -----------------
                                                                                             (In thousands)
         11.5% Senior Notes due 2004 ("Old Notes") .............................       $       801       $       801
         12.875% Senior Secured Notes due 2003 ("First Lien Notes") ............            63,500            63,500
         11.5% Second Lien Notes due 2004 ("Second Lien Notes").................           190,178           190,178
         Grey Wolf Credit facility repaid in 2001..........................                  7,859                 -
         9.5% Senior Credit Facility ("Grey Wolf Facility"), providing for borrowings up to approximately US $96 million (CDN $150 million).
              Secured by the assets of Grey Wolf and non-recourse to Abraxas, net
              of US $2.3 million discount......................................                  -            22,944

         Production Payment  ...................................................             5,231             8,176
                                                                                    ----------------  ----------------
                                                                                           267,569           285,599
         Less current maturities ...............................................             1,128               415
                                                                                    ----------------  ----------------
                                                                                       $   266,441       $   285,184
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

       Year                                                   Percentage
       ----                                                   ----------
       2001.................................................   102.875%
       2002 and thereafter..................................   100.000%

         The Old Notes are joint and several obligations of Abraxas and Canadian Abraxas and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes rank senior in right of payment to all future subordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes are, however, effectively subordinated to the First Lien Notes to the extent of the value of the collateral securing the First Lien Notes and to the Second Lien Notes to the extent of the value of the collateral securing the Second Lien Notes. The Old Notes are unconditionally guaranteed, on a senior basis by Sandia Oil and Gas Company ("Sandia"), a wholly owned subsidiary of the Company. The guarantee is a general unsecured obligation of Sandia and ranks pari passu in right of payment to all unsubordinated indebtedness of Sandia and senior in right of payment to all subordinated indebtedness of Sandia. The guarantee is effectively subordinated to the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral securing the First Lien Notes and the Second Lien Notes.

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

         First Lien Notes. In March 1999, Abraxas consummated the sale of $63.5 million of the First Lien Notes. Interest on the First Lien Notes is payable semi-annually in arrears on March 15 and September 15, commencing September 15, 1999. Beginning March 15, 2002, the First Lien Notes are redeemable, in whole or in part, at the option of Abraxas at the par value price, plus accrued and unpaid interest to the date of redemption.

         The First Lien Notes are senior indebtedness of Abraxas secured by a first lien on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The First Lien Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Canadian Abraxas, Sandia and Wamsutter, wholly-owned subsidiaries of the Company (the "Restricted Subsidiaries"). The guarantees are secured by substantially all of the crude oil and natural gas properties of the guarantors and the shares of Grey Wolf owned by Abraxas and Canadian Abraxas.

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

         The First Lien Notes indenture contains certain covenants that limit the ability of Abraxas and certain of its subsidiaries, including the guarantors of the First Lien Notes to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of Abraxas.

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

            Year                                             Percentage
            -----                                            ----------
            2001..........................................    102.875%
            2002 and thereafter...........................    100.000%

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

         The Second Lien Notes indenture provides, among other things, that Abraxas and Canadian Abraxas may not, and may not cause or permit the Restricted Subsidiaries, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas, Canadian Abraxas or any other Restricted Subsidiary, guarantee any indebtedness of Abraxas, Canadian Abraxas or any other Restricted Subsidiary or transfer any of its assets to Abraxas, Canadian Abraxas or any other Restricted Subsidiary except in certain situations as described in the Second Lien Notes indenture

         The fair value of the Old Notes, First Lien Notes and Second Lien Notes was approximately $235.2 million as of December 31, 2001. The Company has approximately $325,000 of standby letters of credit and a $10,000 performance bond open at December 31, 2001. Approximately $336,000 of cash is restricted and in escrow related to certain of the letters of credit and the bond.

Grey Wolf Facility

         On December 20, 2001, Grey Wolf entered into a credit facility with Mirant Canada. The Grey Wolf Facility established a revolving credit facility with a commitment amount of CDN $150 million, (approximately US $96 million). Subject to certain restrictions, the borrowing base may be reduced at the discretion of Mirant Canada upon 30 days written notice. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date is December 20, 2007. The applicable interest rate charged on the outstanding balance under the Grey Wolf Facility is 9.5%. Any amounts in default will accrue interest at 15%. The Grey Wolf Facility is non-recourse to Abraxas and its properties, other than Grey Wolf properties, and Abraxas has no additional direct obligations to Mirant Canada under the facility.

         Prior to maturity, Grey Wolf is required to make principal payments under the Grey Wolf Facility as follows: (i) on the date of the sale of any producing properties, Grey Wolf is required to make a payment equal to the amount of the net sales proceeds; (ii) on a monthly basis, Grey Wolf is required to make a payment equal to its net cash flow for the month prior to the date of the payment; and (iii) on the date that any reduction in the commitment amount becomes effective, Grey Wolf must repay all amounts over the commitment amount so reduced.

         Under the Grey Wolf Facility, "net cash flow" generally means the amount of proceeds received by Grey Wolf from the sale of hydrocarbons less taxes, royalty and similar payments (including overriding royalty interest payments made to Mirant Canada), interest payments made to Mirant Canada and operating and other expenses including approved capital and G&A expenses.

         Grey Wolf may also make pre-payments at any time after December 20, 2002.

         The Company treats the Grey Wolf Facility as a revolving line of credit since, under ordinary circumstances, the lender is paid on a net cash flow basis. It is anticipated that the Company will be a net borrower for the next several years due to a large number of exploration and exploitation projects and the associated capital needs to complete the projects.

         Obligations under the Grey Wolf Facility are secured by a security interest in substantially all of Grey Wolf's assets, including, without limitation, working interests in producing properties and related assets owned by Grey Wolf. None of Abraxas' assets are subject to a security interest under the Grey Wolf Facility.

         The Grey Wolf Facility contains a number of covenants that, among other things, restrict the ability of Grey Wolf to (i) enter into new business areas,
(ii) incur additional indebtedness, (iii) create or permit to be created any liens on any of its properties, (iv) make certain payments, dividends and distributions, (v) make any unapproved capital expenditures, (vi) sell any of its accounts receivable, (vii) enter into any unapproved leasing arrangements,
(viii) enter into any take-or-pay contracts, (ix) liquidate, dissolve, consolidate with or merge into any other entity, (x) dispose of its assets, (xi) abandon any property subject to Mirant Canada's security interest, (xii) modify any of its operating agreements, (xiii) enter into any unapproved hedging
agreements,   and  (xiv)  enter  into  any  new  agreements  affecting  existing agreements relating to or affecting properties subject to Mirant Canada's security interests. In addition, Grey Wolf is required to submit a quarterly development plan for Mirant Canada's approval and Grey Wolf must comply with specified financial ratios and tests, including a minimum collateral coverage ratio.

         Upon receipt by the Company of a written request from the Miranat Canada, the Company shall promptly, and in any event within 10 days of receipt of such request, have entered into one or more swap, hedge, floor, collar or similar agreements which are satisfactory to the lender at a price and for a term which is mutually acceptable to the Company and the Mirant Canada.

         The Grey Wolf Facility contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in the financial condition of Grey Wolf.

         As a condition to the Grey Wolf Facility, Grey Wolf has granted two overriding royalty interests to Mirant Canada, each in the amount of 2.5% of the revenues received by Grey Wolf from oil and gas sales from all of its properties. These overriding royalty interest result in the recording of a $2.3 million discount on the Grey Wolf Facility borrowings at December 31, 2001.

Production Payment

         In October 1999 the Company entered into a non-recourse Dollar Denominated Production Payment agreement (the "Production Payment") with a third party. The Production Payment has an aggregate total availability of up to $50 million at 15% interest. The Production Payment relates to a portion of the production from several natural gas wells in South Texas. As of December 31, 2001, the Company had received $22.1 million under this agreement. The outstanding balance as of December 31, 2001 is $8.2 million.

Extraordinary Item

         In June 2000, the Company retired $3.5 million of the Old Notes and $3.6 million of the Second Lien Notes at a discount of $1.8 million.

6.  Stockholders' Equity

Common Stock

         In 1994, the Board of Directors adopted a Stockholders' Rights Plan and declared a dividend of one Common Stock Purchase Right ("Rights") for each share of common stock. The Rights are not initially exercisable. Subject to the Board of Directors' option to extend the period, the Rights will become exercisable and will detach from the common stock ten days after any person has become a beneficial owner of 20% or more of the common stock of the Company or has made a tender offer or Exchange Offer (other than certain qualifying offers) for 20% or more of the common stock of the Company.

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

         As part of the exchange offer consummated by the Company in December 1999, Abraxas issued contingent value rights or CVRs, which entitled the holders to receive up to a total of 105,408,978 of Abraxas common stock under certain circumstances as defined. In May 2001, Abraxas issued 3,386,488 shares upon the expiration of the CVRs.

Treasury Stock

         In March 1996, the Board of Directors authorized the purchase in the open market of up to 500,000 shares of the Company's outstanding common stock, the aggregate purchase price not to exceed $3,500,000. During the year ended December 31, 2000, 38,800 shares with an aggregate cost of $78,000 were purchased. During the years ended December 31, 1999 and 2001, the Company did not purchase any shares of its common stock for treasury stock.

7.  Stock Option Plans and Warrants

Stock Options

         The Company grants options to its officers, directors, and key employees under various stock option and incentive plans.

         During 2001, the Company's stockholders approved an amendment to the Abraxas Petroleum Corporation 1994 Long Term Incentive Plan to increase the number of shares of Abraxas common stock reserved for issuance under the plan to 5,000,000. The additional shares were necessary to accommodate the grant of Abraxas options to Grey Wolf option holders in connection with the acquisition of the minority interest in Grey Wolf in September 2001 (see Note 3), and for the re-issuance of outstanding options granted under the Abraxas Petroleum Corporation 2000 Long Term Incentive Plan, which was terminated in 2001. The options were re-issued at the same exercise price and term as the original issuances.

         The Company's various stock option plans have authorized the grant of options to management, employees and directors for up to approximately 5.6 million shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable over three to four years of continued service at 25% to 33% on each anniversary date. At December 31, 2001 approximately 695,000 options remain available for grant.

         Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation", which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by that SFAS. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000, and 2001, risk-free interest rates of 6.25%, 6.25% and 3.50%, respectively; dividend yields of -0-%; volatility factors of the expected market price of the Company's common stock of .928, .916 and .35, respectively; and a weighted-average expected life of the option of ten years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                   1999           2000          2001
                                                              ---------------------------------------------
                                                                  (In thousands except per share data)
   Pro forma net income (loss) ............................     $   (37,240)    $  10,089     $ (21,002)
   Pro forma net income (loss) per common share ...........     $     (5.49)    $    0.45     $   (0.81)
   Pro forma net income (loss) per common share -  diluted      $     (5.49)    $    0.31     $   (0.81)

         A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                       1999                           2000                           2001
                           -----------------------------  -----------------------------  -----------------------------
                                      Weighted-Average               Weighted-Average               Weighted-Average
                            Options   Exercise Price(1)    Options    Exercise Price     Options     Exercise Price
                            (000s)                         (000s)                         (000s)           (2)
                           ---------- ------------------  ---------- ------------------  ---------  ------------------
Outstanding-beginning of
   year ...................   1,572         $  7.33          1,890         $  1.82          4,042         $  3.37
Granted ...................     534            1.19          2,240            4.62            918            2.81
Exercised .................       -              -               -              -              (8)           1.95
Forfeited/Expired .........    (216)           2.06            (88)           1.89            (10)           1.79
                           ----------                     ----------                     ---------
Outstanding-end of year ...   1,890         $  1.82          4,042         $  3.37          4,942         $  3.28
                           ==========                     ==========                     =========
Exercisable at end of year      685         $  2.06          1,067         $  1.99          2,259         $  2.65
                           ==========                     ==========                     =========
Weighted-average fair
   value of options
   granted during the year                  $  1.07                        $  1.21                        $  1.19

         Exercise prices for options outstanding as of December 31, 2001 ranged from $0.97 to $5.03. The weighted-average remaining contractual life of those options is approximately 7 years.

     (1) In March 1999, the Company amended the exercise price to $2.06 per share on all options with an existing exercise price greater than $2.06. See Note 1 Stock-based compensation.

     (2) In September 2001, the Abraxas Petroleum Corporation 2000 Long Term Incentive Plan was terminated, and options granted under the plan were reissued under the Abraxas Petroleum Corporation 1994 Long Term Incentive Plan at the same option price and term.

Stock Awards

         In addition to stock options granted under the plans described above, the 1994 Long-Term Incentive Plan also provides for the right to receive compensation in cash, awards of common stock, or a combination thereof. In 1999, the Company made direct awards of common stock of 18,932 shares at weighted average fair values of $5.09 per share. The Company recorded compensation expense of $37,900 for the year ended December 31, 1999. There were no awards in 2000 or 2001.

         The Company also has adopted the Restricted Share Plan for Directors which provides for awards of common stock to nonemployee directors of the Company who did not, within the year immediately preceding the determination of the director's eligibility, receive any award under any other plan of the Company. In 1999 and 2000, the Company made direct awards of common stock of 3,314 shares and 12,753 shares, respectively, at weighted average fair values of $4.38 and $0.94 per share, respectively. The Company recorded compensation expense of $13,700 and $11,900 for the years ended December 31, 1999 and 2000, respectively. There were no direct awards of common stock in 2001.

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


Stock Warrants and Other

         In 2000, the Company issued 950,000 warrants in conjunction with a consulting agreement. Each is exercisable for one share of common stock at an exercise price of $3.50 per share. These warrants have a four-year term beginning July 1, 2000. The Company recorded approximately $219,000 of compensation expense which is included in Other expense in 2000. In addition, the Company paid cash compensation of $360,000 and $191,000 in 2000 and 2001, respectively, under the agreement.

         At December 31, 2001, the Company has approximately 6.6 million shares reserved for future issuance for conversion of its stock options, warrants, and incentive plans for the Company's directors, employees and consultants.

8.  Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                   December 31
                                              --------------------
                                                2000        2001
                                              --------    --------
                                                 (In thousands)
Deferred tax liabilities:
  U.S. full cost pool .....................   $  2,359    $  2,714
  Canadian full cost pool .................     21,079      24,809
                                              --------    --------
Total deferred tax liabilities ............     23,438      27,523
Deferred tax assets:
  Depletion ...............................      1,439       2,035
  Net operating losses  ("NOL") ...........     34,624      42,264
  Other ...................................      1,059       2,273
                                              --------    --------
Total deferred tax assets .................     37,122      46,572
Valuation allowance for deferred tax assets    (34,763)    (39,670)
                                              --------    --------
Net deferred tax assets ...................      2,359       6,902
                                              --------    --------
Net deferred tax liabilities ..............   $ 21,079    $ 20,621
                                              ========    ========

         Significant components of the provision (benefit) for income taxes are as follows:

                                         1999          2000         2001
                                      ----------    -----------   -----------
     Current:
       Federal.....................   $      -      $     -       $     505
       Foreign ....................         491          (1,233)           -
                                      ----------    -----------   -----------
                                      $     491     $  (1,233)    $     505
                                      ==========    ===========   ===========
     Deferred:
       Federal .....................  $    -        $   3,433     $      -
       Foreign .....................   (13,116)         1,505         1,897
                                      ----------    -----------   -----------
                                      $(13,116)     $   4,938     $   1,897
                                      ==========    ===========   ===========

         As a result of the acquisition described in Note 3, deferred tax liabilities decreased by $1,091,000.

         At December 31, 2001 the Company had, subject to the limitation discussed below, $115,900,000 of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2002 through 2021 if not utilized. At December 31, 2001, the Company had approximately US $6,700,000 of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2002 through 2008 if not utilized.

         As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under
Section 382 occurred in December 1991. Accordingly, it is expected that the use of the U.S. net operating loss carryforwards generated prior to December 31, 1991 of $3,203,000 will be limited to approximately $235,000 per year.

         During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of the acquired corporation of $257,000 acquired in the acquisition are limited to approximately $115,000 per year.

         As a result of the issuance of additional shares of common stock for acquisitions and sales of common stock, an additional ownership change under
Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 (including those subject to the 1991 and 1992 ownership changes discussed above) of $6,590,000 will be limited as described above and in the following paragraph.

         An ownership change under Section 382 occurred in December 1999, following the issuance of additional shares, as described in Note 5. It is expected that the annual use of U.S. net operating loss carryforwards subject to this Section 382 limitation will be limited to approximately $363,000, subject to the lower limitations described above. Future changes in ownership may further limit the use of the Company's carryforwards. In 2000 assets with built in gains were sold, increasing the Section 382 limitation for 2001 by approximately $31,000,000.

         The annual Section 382 limitation may be increased during any year, within 5 years of a change in ownership, in which built-in gains that existed on the date of the change in ownership are recognized.

         In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $34,763,000 and $39,670,000 for deferred tax assets at December 31, 2000 and 2001, respectively.

         The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                 December  31
                                ---------------------------------------------
                                     1999             2000         2001
                                -------------- --------------- --------------
                                                (In thousands)
 Tax (expense)  benefit at U.S.
  statutory rates (34%)  ......  $  16,672      $   (3,965)     $   5,318
(Increase)  decrease in deferred
  tax asset  valuation
  allowance ...................     (3,312)          1,371         (4,907)
 NOL utilization -
  extraordinary  gain -........          -            (603)            -
 Write-down of non-tax basis
  assets.......................          -              -          (2,194)
 Higher effective rate of
  foreign   operations.........       (491)         (1,098)          (136)
 Percentage depletion .........          -             363            596
 Other ........................       (244)            227         (1,079)
                                 -------------- --------------- --------------
                                 $  12,625      $   (3,705)     $  (2,402)
                                 ============== =============== ==============

9.       Related Party Transactions

         Accounts receivable - Other and Other assets includes approximately $268,000 and $195,000 as of December 31, 2000 and 2001, respectively, representing amounts due from officers and stockholders relating primarily to joint interest billings on properties which the Company operates and advances made to employees.

         Grey Wolf owns a 10% interest in the Canadian Abraxas oil and gas properties and the Canadian Abraxas gas processing plants acquired by Canadian Abraxas in November 1996 and manages the operations of Canadian Abraxas, pursuant to a management agreement between Canadian Abraxas and Grey Wolf. Under the management agreement, Canadian Abraxas reimburses Grey Wolf for reasonable costs or expenses attributable to Canadian Abraxas and for administrative expenses based upon the percentage that Canadian Abraxas' gross revenue bears to the total gross revenue of Canadian Abraxas and Grey Wolf. Amounts paid under this agreement were $2.3 million, $2.5 million and $1.7 million for the years ended December 31, 1999, 2000 and 2001, respectively.

         Wind River Resources Corporation ("Wind River"), all of the capital stock of which is owned by the Company's President, owns a twin-engine airplane. The airplane is available for business use by the employees of Abraxas from time to time at Wind River's cost. Abraxas paid Wind River a total of $336,000, $336,000 and $314,000 in 1999, 2000 and 2001 respectively.

10.  Commitments and Contingencies

Operating Leases

         During the years ended December 31, 1999, 2000 and 2001, the Company incurred rent expense related to leasing office facilities of approximately $396,000, $465,000 and $519,000, respectively. Future minimum rental payments are as follows at December 31, 2001.

     2002.............................................    $   528,000
     2003 ............................................        336,000
     2004 ............................................        236,000
     2005 ............................................        236,000
     2006 ............................................        177,000
     Thereafter ......................................              -

Litigation and Contingencies

         In 2001 the Company and the Partnership (see Note 3) were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company has filed an appeal. The Company believes these charges are without merit. The Company has established a reserve in the amount of $845,000, which represents the Company's interest in the judgment.

         In late 2000, the Company received a Final De Minimis Settlement Offer from the United States Environmental Protection Agency concerning the Casmalia Disposal Site, Santa Barbara County, California. The Company's liability for the cleanup at the Superfund site is based on its acquisition of Bennett Petroleum Corporation, which is alleged to have transported or arranged for the transportation of oil field waste and drilling muds to the Superfund site. The Company has engaged California counsel to evaluate the notice of proposed de minimis settlement and its notice of potential strict liability under the Comprehensive Environmental Response, Compensation and Liability Act. Defense of the action is handled through a joint group of oil companies, all of which are claiming a petroleum exclusion that limits the Company's liability. The potential financial exposure and any settlement posture has yet not been developed, but is considered by the Company to be immaterial.

         Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 2001, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

11.  Earnings per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                             1999               2000               2001
                                                      ------------------ -----------------  ---------------
Numerator:
Numerator for basic and diluted earnings per share
  - net income (loss) before extraordinary item       $ (36,680,000)       $ 6,676,000      $ (19,718,000)

   Extraordinary item                                             -          1,773,000                  -
                                                       ------------------ -----------------  ---------------
   Numerator for basis and diluted earnings per share
     - net income (loss) available to common
     stockholders                                       (36,680,000)         8,449,000        (19,718,000)
                                                       ================== =================  ===============
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                              6,783,633         22,615,777         25,788,571
   Effect of dilutive securities:
     Stock options, warrants and CVRs                             -         10,011,987                  -
                                                       ------------------ -----------------  ---------------
   Dilutive potential common shares Denominator for
     diluted earnings per share -
     adjusted weighted-average shares and assumed
     conversions                                          6,783,633         32,627,764         25,788,571
                                                       ================== =================  ===============
   Basic earnings (loss) per share:
      Net income (loss) before extraordinary item       $    (5.41)       $      0.29        $      (0.76)
      Extraordinary item                                             -           0.08                   -
                                                       ---------------- -----------------  ---------------
       Net income (loss) per common share               $    (5.41)       $      0.37        $      (0.76)
                                                       ================== =================  ===============
   Diluted earnings (loss) per share:
       Net income (loss) before extraordinary item      $    (5.41)       $      0.21        $      (0.76)
       Extraordinary item                                       -                0.05                   -
                                                       ------------------ -----------------  ---------------
        Net income (loss) per common share - diluted    $    (5.41)       $      0.26        $      (0.76)
                                                       ================== =================  ===============

         For the year ended December 31, 1999 and 2001 none of the shares issuable in connection with stock options, warrants or CVRs are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in that year. Had a loss not been incurred, 68.2 million shares and 1.2 million shares would have been included for the year ended December 31, 1999 and 2001, respectively.

12.  Quarterly Results of Operations (Unaudited)

         Selected results of operations for each of the fiscal quarters during the years ended December 31, 2000 and 2001 are as follows:

                                        1st        2nd       3rd          4th
                                      Quarter     Quarter   Quarter      Quarter
                                     ---------  ---------- ---------   ---------
                                        (In thousands, except per share data)
Year Ended December 31, 2000
   Net revenue ...................   $ 16,717   $ 16,287   $ 16,377    $ 27,219
   Operating income (loss) .......      1,513      1,629       (963)      9,404
   Net income (loss) before
     extraordinary item ..........     27,156     (7,186)   (13,586)        292
   Net income (loss) .............     27,156     (5,413)   (13,586)        292
   Net income (loss) before
     extraordinary item  per
     common share- basic .........   $   1.20   $  (0.32)  $  (0.60)   $   0.01
   Net income (loss) before
     extraordinary item per common
     share -  diluted ............   $   0.52   $  (0.32)  $  (0.60)   $   0.01

   Net income (loss) per common
     share- basic ................   $   1.20   $  (0.24)  $  (0.60)   $   0.01
 (0.60)
   Net income (loss) per common
     share- diluted ..............   $   0.52   $  (0.24)  $  (0.60)   $   0.01

Year Ended December 31, 2001
   Net revenue ...................   $ 29,086   $ 21,116   $ 14,901    $ 12,140
   Operating income (loss) .......     12,112      9,002      2,113      (4,102)
   Net income (loss) .............        255     (1,274)    (5,849)    (12,850)
   Net income (loss) per common
     share- basic ................   $   0.01   $  (0.05)  $  (0.22)   $  (0.43)
   Net income (loss) per common
     share- diluted ..............   $   0.01   $  (0.05)  $  (0.22)   $  (0.43)

         During the first quarter of 2000, the Company recognized a gain of $34 million on the sale of its equity investment in the Partnership. In the second quarter of 2000, the Company recognized an extraordinary gain on debt extinguishment of $1.8 million.

         During the fourth quarter of 2001, the Company incurred a ceiling limitation write-down of $2.6 million, which was determined using realized prices at March 22, 2002. Had year-end 2001 realized prices been used, the write-down would have been $71.3 million.

13.  Benefit Plans

         The Company has a defined contribution plan (401(k)) covering all eligible employees of the Company. The Company did not contribute to the plan in 2000 or 2001. The employee contribution limitations are determined by formulas, which limit the upper one-third of the plan members from contributing amounts that would cause the plan to be top-heavy. The employee contribution is limited to the lesser of 20% of the employee's annual compensation or $11,000.

14.  Guarantor Condensed Consolidation Financial Statements.

         The following table presents condensed consolidating balance sheets of Abraxas, as a parent company, and its significant subsidiaries, Canadian Abraxas and Grey Wolf, as of December 31, 2000 and 2001 and the related consolidating statements of operations for the years ended December 31, 1999, 2000 and 2001. Canadian Abraxas (one of the Restricted Subsidiaries, see Note 5) is a guarantor of the First Lien Notes ($63.5 million) and jointly and severally liable with Abraxas for the Second Lien Notes ($190.2 million) and the Old Notes ($801,000). Grey Wolf is a non-guarantor with respect to the First Lien Notes and the Old Notes.

                Condensed Consolidating Parent Company, Restricted Subsidiaries and Non-Guarantor Balance Sheet
                                                       December 31, 2001
                                                        (In thousands)

                                                      Abraxas                                                     Abraxas
                                                     Petroleum      Restricted                  Reclassifi-      Petroleum
                                                    Corporation     Subsidiary   Non-Guarantor   cations        Corporation
                                                    Inc. Parent     (Canadian     Subsidiary      and               and
                                                     Company(1)      Abraxas)    (Grey Wolf)    eliminations     Subsidiaries
                                                   -----------------------------------------------------------------------------
Assets:
Current assets:
   Cash ....................................          $    3,593   $     1,245       $   2,767  $         -       $     7,605
   Accounts receivable, less allowance for
     doubtful accounts......................              17,281           792           6,782      (16,808)            8,047
   Equipment inventory .....................               1,061           178              12             -            1,251

   Other current assets ....................                 250            99              94             -              443
                                                   -------------- --------------- -------------  ------------     --------------
     Total current assets ..................              22,185         2,314           9,655      (16,808)           17,346
Property and equipment - net................             116,462       122,486          42,946             -          281,894
Deferred financing fees, net  ..............               2,779         1,042             107             -            3,928
Other assets ...............................             108,801           784           6,281     (115,321)              545
                                                   -------------- --------------- -------------  ------------     --------------
   Total assets ............................          $  250,227   $   126,626        $ 58,989   $ (132,129)      $   303,713
                                                   ============== =============== =============  ============     ==============
Liabilities and Stockholder's deficit:
Current liabilities:
   Accounts payable .............................     $   10,642   $    17,009       $   9,472    $  (22,985)     $   14,138
   Accrued interest .............................          5,000         1,009             4               -           6,013
   Other accrued expenses .......................          1,052             -            64               -           1,116
   Hedge liability ..............................            438           220             -               -             658
   Current maturities of long-term debt .........            415             -             -               -             415
                                                   -------------- --------------- -------------  ------------     --------------
     Total current liabilities ..................         17,547        18,238         9,540         (22,985)         22,340
Long-term debt ..................................        209,611        52,629        22,944               -         285,184
Deferred income taxes ...........................             -         17,718         2,903               -          20,621
Future site restoration  ........................             -          3,399           657               -           4,056
                                                   -------------- --------------- -------------  ------------     --------------
                                                         227,158        91,984        36,044         (22,985)        332,201
Stockholders' equity (deficit)...................         23,069        34,642        22,945        (109,144)        (28,488)
                                                   -------------- --------------- -------------  ------------     --------------
Total liabilities and stockholders' equity
(deficit)........................................     $   250,227  $   126,626       $  58,989    $ (132,129)     $  303,713
                                                   ============== =============== =============  ============     ==============

(1) Includes amounts for insignificant U.S. subsidiaries, Sandia and Wamsutter, which are guarantors of the First and Second Lien Notes. Sandia is also a guarantor of the Old Notes. Additionally, these subsidiaries are designated as Restricted Subsidiaries along with Canadian Abraxas (see Note 5).

                  Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Balance Sheet
                                                        December 31, 2000
                                                          (In thousands)

                                                       Abraxas                                                     Abraxas
                                                     Petroleum      Restricted                  Reclassifi-      Petroleum
                                                    Corporation     Subsidiary   Non-Guarantor   cations        Corporation
                                                    Inc. Parent     (Canadian     Subsidiary      and               and
                                                     Company(1)      Abraxas)    (Grey Wolf)    eliminations     Subsidiaries
                                                  --------------- -------------- ------------------------------  -----------------
Assets:
Current assets:
   Cash ....................................            $    326      $  1,678    $        -      $         -       $     2,004
   Accounts receivable, less allowance for
     doubtful accounts......................              46,085         2,890         6,434           (34,691)           20,718
   Equipment inventory .....................                 985           319           107                -              1,411
   Other current assets ....................                 179             -             -                -                179
                                                   --------------- -------------- ------------- ----------------  -----------------
     Total current assets ..................              47,575         4,887         6,541           (34,691)           24,312
Property and equipment - net................             119,349       148,585        36,850                -            304,784
Deferred financing fees, net  ..............               4,116         1,440             -                -              5,556
Other assets ...............................              96,666           832             -           (96,590)              908
                                                   --------------- -------------- ------------- ----------------  -----------------
   Total assets ............................         $   267,706     $ 155,744     $  43,391       $  (131,281)      $   335,560
                                                   =============== ============== ============= ================  =================
Liabilities and Stockholder's deficit:
Current liabilities:
   Accounts payable .............................     $  23,028        $31,437    $    8,891       $   (34,354)      $    29,002
   Accrued interest .............................         5,057          1,009            13                -              6,079
   Other accrued expenses .......................           679           (349)        1,602                -              1,932
   Current maturities of long-term debt .........         1,128              -             -                -              1,128
                                                   --------------- -------------- ------------- ----------------  -----------------
     Total current liabilities ..................        29,892         32,097        10,506           (34,354)           38,141
Long-term debt ..................................       205,953         52,629         7,859                -            266,441
Deferred income taxes ...........................             -         18,881         2,198                -             21,079
Future site restoration  ........................             -          3,706           599                -              4,305



Minority interest in foreign subsidiary .........             -              -             -            12,097            12,097
                                                   --------------- -------------- ------------- ----------------  -----------------
                                                        235,845        107,313        21,162           (22,257)          342,063
Stockholders' equity (deficit)...................        31,861         48,431        22,229          (109,024)           (6,503)
                                                   --------------- -------------- ------------- ----------------  -----------------
Total liabilities and stockholders' equity
(deficit)........................................     $ 267,706       $ 155,744     $ 43,391       $(131,281)        $   335,560
                                                   =============== ============== ============= ================  =================

           Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                            For the year ended December 31, 2001
                                                       (In thousands)

                                                       Abraxas                                                     Abraxas
                                                     Petroleum      Restricted                  Reclassifi-      Petroleum
                                                    Corporation     Subsidiary   Non-Guarantor   cations        Corporation
                                                    Inc. Parent     (Canadian     Subsidiary      and               and
                                                     Company(1)      Abraxas)    (Grey Wolf)    eliminations     Subsidiaries
                                                  --------------- -------------- ------------- ---------------  ---------------
Revenues:
   Oil and gas production revenues ...............    $  34,934      $  24,308   $    13,959   $        -         $  73,201
   Gas processing revenues .......................           -           2,008           430            -             2,438
   Rig revenues ..................................          756              -             -            -              756
   Other  ........................................           85            471           292            -              848
                                                  --------------- -------------- ------------- ---------------  ---------------
                                                         35,775         26,787        14,681            -            77,243
Operating costs and expenses:
   Lease operating and production taxes ..........        9,302          6,836         2,478            -            18,616
   Depreciation, depletion, and amortization .....       12,336         14,707         5,441            -            32,484
   Proved property impairment ....................            -          2,638             -            -             2,638
   Rig operations ................................          702              -             -            -               702
   General and administrative ....................        3,742          1,720           983            -             6,445
   General and administrative (Stock-based
     Compensation)................................       (2,767)             -             -            -            (2,767)
                                                  --------------- -------------- ------------- ---------------  ---------------
                                                         23,315       25,901         8,902            -            58,118
                                                  --------------- -------------- ------------- ---------------  ---------------
Operating income (loss)...........................         12,460           886        5,779            -            19,125

Other (income) expense:
   Interest income ...............................         (1,242)           -             -        1,164              (78)
   Amortization of deferred financing fees........          1,907           361            -            -             2,268
   Interest expense...............................         25,086         7,117          484       (1,164)           31,523
   Other .........................................          1,052            -             -            -             1,052
                                                  --------------- -------------- ------------- ---------------  ---------------
                                                           26,803        7,478           484            -            34,765
                                                  --------------- -------------- ------------- ---------------  ---------------
Income (loss) from operations before income tax                                                         -
   and extraordinary item.........................        (14,343)       (6,592)       5,295                       (15,640)
Income tax expense (benefit)......................            505           (80)       1,977            -             2,402
Minority interest in income of consolidated
   foreign subsidiary ............................           -               -             -       (1,676)           (1,676)
                                                  --------------- -------------- ------------- ---------------  ---------------
Net  income (loss)................................     $  (14,848)   $   (6,512)     $ 3,318    $  (1,676)      $   (19,718)
                                                  =============== =============- ============= =============== ================

             Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                              For the year ended December 31, 2000
                                                         (In thousands)


                                                       Abraxas                                                     Abraxas
                                                     Petroleum      Restricted                  Reclassifi-      Petroleum
                                                    Corporation     Subsidiary   Non-Guarantor   cations        Corporation
                                                    Inc. Parent     (Canadian     Subsidiary      and               and
                                                     Company(1)      Abraxas)    (Grey Wolf)    eliminations     Subsidiaries
                                                  --------------- -------------- ------------- ---------------  ---------------
Revenues:
   Oil and gas production revenues ...............    $    32,165    $   27,425      $ 13,383   $         -       $     72,973

   Gas processing revenues .......................              -         2,271           446             -              2,717
   Rig revenues ..................................            505             -             -             -                505
   Other  ........................................            216           170            19             -                405
                                                  --------------- -------------- ------------- ---------------  ---------------
                                                           32,886        29,866        13,848             -             76,600
Operating costs and expenses:
   Lease operating and production taxes ..........          7,755         8,695         2,333             -             18,783
   Depreciation, depletion, and amortization .....         12,328        18,126         5,403             -             35,857
   Rig operations ................................            717             -             -             -                717
   General and administrative ....................          4,115         1,484           934             -              6,533
   General and administrative (Stock-based
     Compensation)................................          2,767             -             -             -              2,767
                                                  --------------- -------------- ------------- ---------------  ---------------
                                                           27,682        28,305         8,670             -             64,657
                                                   --------------- -------------- ------------- ---------------  ---------------
Operating income (loss)...........................          5,204         1,561         5,178             -             11,943

Other (income) expense:
   Interest income ...............................         (2,277)            -             -         1,747               (530)
   Amortization of deferred financing fees........          1,660           431             -             -              2,091
   Interest expense ..............................         24,594         7,582           711        (1,747)            31,140
   Gain on sale of equity investment .............        (33,983)            -             -             -            (33,983)
   Other .........................................          1,116           447             -             -              1,563
                                                  --------------- -------------- ------------- ---------------  ---------------
                                                           (8,890)        8,460           711             -                281
                                                  --------------- -------------- ------------- ---------------  ---------------
Income (loss) from operations before income tax
   and extraordinary item.........................         14,094        (6,899)        4,467             -             11,662
Income tax expense (benefit)......................          3,433        (1,658)        1,930             -              3,705
Minority interest in income of consolidated                                                                                112
   foreign subsidiary ............................              -             -             -        (1,281)            (1,281)
                                                  --------------- -------------- ------------- ---------------  ---------------
Income (loss) before extraordinary item...........         10,661        (5,241)       2,537         (1,281)             6,676
Extraordinary item:
   Gain on debt extinguishment....................          1,773            -             -              -              1,773
                                                  --------------- -------------- ------------- ---------------  ---------------
Net income (loss).................................    $    12,434    $  (5,241)      $  2,537    $   (1,281)      $      8,449
                                                  =============== =============  ============= ===============  ===============

           Condensed Consolidating Parent Company, Restricted Subsidiaries and Non-Guarantor Statement of Operations
                                              For the year ended December 31, 1999
                                                         (In thousands)

                                                       Abraxas                                                     Abraxas
                                                     Petroleum      Restricted                  Reclassifi-      Petroleum
                                                    Corporation     Subsidiary   Non-Guarantor   cations        Corporation
                                                    Inc. Parent     (Canadian     Subsidiary      and               and
                                                     Company(1)      Abraxas)    (Grey Wolf)    eliminations     Subsidiaries
                                                  --------------- -------------- ------------- ---------------  ---------------
Revenues:
   Oil and gas production revenues ...............    $    21,1      $  29,314       $ 8,380      $      -       $     59,025
   Gas processing revenues .......................              -        3,827           417             -              4,244
   Rig revenues ..................................            444            -             -             -                444
   Other  ........................................          2,811          222            24             -              3,057
                                                  --------------- -------------- ------------- ---------------  ---------------
                                                         24,586         33,363         8,821                           66,770
Operating costs and expenses:
   Lease operating and production taxes ..........          6,627        9,115         2,196             -             17,938
   Depreciation, depletion, and amortization .....          9,931       20,329         4,551             -             34,811
   Proved property impairment ....................              -       19,100             -             -             19,100
   Rig operations ................................            624            -             -             -                624
   General and administrative ....................          2,933        1,728           608             -              5,269
                                                  --------------- -------------- ------------- ---------------  ---------------
                                                           20,115       50,272         7,355             -             77,742
                                                  --------------- -------------- ------------- ---------------  ---------------
Operating income (loss)...........................          4,471       (16,909)       1,466             -            (10,972)

Other (income) expense:
   Interest income ...............................         (1,590)       (347)          (28)         1,299               (666)
   Amortization of deferred financing fees........          1,484          431             -             -              1,915
   Interest expense...............................         28,036        9,662           416         (1,299)           36,815
                                                   --------------- -------------- ------------- ---------------  ---------------
                                                           27,930        9,746           388             -             38,064
                                                   --------------- -------------- ------------- ---------------  ---------------
Income (loss) from operations before income tax...        (23,459)    (26,655)         1,078             -            (49,036)
Income tax expense (benefit)......................              -     (13,177)           552             -            (12,625)
Minority interest in income of consolidated
   foreign subsidiary ............................              -            -             -         (269)               (269)
                                                  --------------- -------------- ------------- ---------------  ---------------
Net  income (loss) ...............................    $ (23,459)     $(13,478)        $  526    $    (269)        $    (36,680)
                                                  =============== ============== ============= ===============  ===============

                Condensed Consolidating Partent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                              For the year ended December 31, 2001
                                                         (In thousands)

                                                       Abraxas                                                     Abraxas
                                                     Petroleum      Restricted                  Reclassifi-      Petroleum
                                                    Corporation     Subsidiary   Non-Guarantor   cations        Corporation
                                                    Inc. Parent     (Canadian     Subsidiary      and               and
                                                     Company(1)      Abraxas)    (Grey Wolf)    eliminations    Subsidiaries
                                                  --------------- -------------- ------------- ---------------  ---------------
Operating ActivitiesOperating Activities
Net income (loss) ...........................        $   (14,848)   $    (6,512)    $   3,318    $  (1,676)     $     (19,718)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Minority interest in income of foreign
       subsidiary ...........................                  -              -             -        1,676              1,676
     Loss on sale of equity investment.......                845              -             -            -                845
     Depreciation, depletion, and
       amortization .........................             12,336         14,707         5,441            -             32,484
     Proved property impairment .............                  -          2,638             -            -              2,638
     Deferred income tax (benefit) expense...                  -            (80)        1,977            -              1,897
     Amortization of deferred financing fees.              1,907            361             -            -              2,268
     Stock-based compensation ...............             (2,767)             -             -            -             (2,767)
     Changes in operating assets and
       liabilities:
         Accounts receivable ................             28,804         (9,721)       (6,390)           -             12,693
         Equipment inventory ................                (76)             -             -            -                (76)
         Other  .............................               (281)             -           175            -               (106)
         Accounts payables and accrued
           expenses .........................            (12,915)        (2,254)         (402)           -            (15,571)
                                                  --------------- -------------- ------------- ---------------  ---------------
Net cash provided (used) by operating
   activities ...............................             13,005           (861)        4,119            -             16,263

Investing Activities
Capital expenditures, including purchases
   and development of properties ............            (19,126)       (15,313)      (22,617)           -            (57,056)
Proceeds from sale of oil and gas
   properties................................              9,677         15,882         3,379            -             28,938
Acquisition of minority interest ............             (2,679)             -             -            -             (2,679)
                                                  --------------- -------------- ------------- ---------------  ---------------
Net cash provided  (used) by investing
   activities ...............................            (12,128)           569       (19,238)           -            (30,797)

Financing Activities
Proceeds form issuance of common stock.......                 16              -             -            -                 16
Proceeds from long-term borrowings ..........             11,700              -        18,295            -             29,995


Payments on long-term borrowings ............             (9,326)             -             -            -             (9,326)
                                                  --------------- -------------- ------------- ---------------  ---------------
Net cash provided (used) by financing
 activities..................................              2,390              -        18,295            -             20,685
                                                  --------------- -------------- ------------- ---------------  ---------------
                                                           3,267           (292)        3,176            -              6,151
Effect of exchange rate changes on cash .....                  -           (141)         (409)           -               (550)
                                                  --------------- -------------- ------------- ---------------  ---------------
Increase (decrease) in cash .................              3,267           (433)        2,767            -              5,601
Cash at beginning of year ...................                326          1,678             -            -              2,004
                                                  --------------- -------------- ------------- ---------------  ---------------
Cash at end of year..........................        $     3,593   $      1,245   $     2,767  $         -     $        7,605
                                                  =============== ============== ============= ===============  ===============

                Condensed Consolidating Partent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                             For the year ended December 31, 2000
                                                        (In thousands)

                                                      Abraxas                                                     Abraxas
                                                     Petroleum      Restricted                  Reclassifi-      Petroleum
                                                    Corporation     Subsidiary   Non-Guarantor   cations        Corporation
                                                    Inc. Parent     (Canadian     Subsidiary      and               and
                                                     Company(1)      Abraxas)    (Grey Wolf)    eliminations    Subsidiaries
                                                  --------------- -------------- ------------- ---------------  ---------------
Operating Activities
Net income (loss) ...........................         $    12,434    $ (5,241)   $    2,537   $       (1,281)   $      8,449
Adjustments to reconcile net income (loss) to net
 cash provided by operating  activities:
     Minority interest in income of foreign
       subsidiary ...........................                   -             -            -           1,281           1,281
        Extraordinary gain on extinguishment
       of debt...............................              (1,773)            -            -               -          (1,773)
     Gain on sale of equity investment.......             (33,983)            -            -               -         (33,983)
     Depreciation, depletion, and
       amortization .........................             12,329       18,126         5,402                -          35,857
     Deferred income tax expense (bebefit)...              3,433           (153)      1,658                            4,938
     Amortization of deferred financing fees.              1,660            431            -               -           2,091
     Stock-based compensation ...............               2,767             -            -               -           2,767
     Issuance of common stock and warrants
       for compensation .....................                 265             -            -               -             265
     Changes in operating assets and
       liabilities:
         Accounts receivable ................                   8        (3,461)     (3,583)               -          (7,036)
         Equipment inventory ................                (538)            -            -               -            (538)
         Other  .............................                (184)       (1,618)        (37)               -          (1,839)
         Accounts payables and accrued                                                                                10,893
           expenses .........................               5,357           378       5,158                -
                                                  --------------- -------------- ------------- ---------------  ---------------
Net cash provided by operating activities ...               1,775         8,462      11,135                -          21,372

Investing Activities
Capital expenditures, including purchases
   and development of properties ............             (39,767)      (15,649)    (18,996)               -        (74,412)
Proceeds from sale of oil and gas
   properties ...............................               5,542         7,393       8,222                -         21,157
Proceeds from sale of equity investment .....              34,482             -            -               -         34,482
                                                  --------------- -------------- ------------- ---------------  ---------------
Net cash  provided (used) by investing
   activities ...............................                 257        (8,256)     (10,774)              -        (18,773)

Financing Activities
Purchase of treasury stock, net .............                 (78)            -            -              -             (78)
Proceeds from long-term borrowings ..........               6,400             -            -              -           6,400
Payments on long-term borrowings ............              (9,979)            -         (184)             -         (10,163)
Deferred financing fees .....................                  23             -            -              -              23
                                                  --------------- -------------- ------------- ---------------  ---------------

Net cash provided  (used) by  financing
   activities ...............................              (3,634)            -         (184)             -          (3,818)
                                                  --------------- -------------- ------------- ---------------  ---------------
                                                          (1,602)           206          177              -          (1,219)
Effect of exchange rate changes on cash .....                  -           (399)         (177)            -            (576)
                                                  --------------- -------------- ------------- ---------------  ---------------
Increase (decrease) in cash .................              (1,602)         (193)           -              -          (1,795)
Cash at beginning of year ...................               1,928         1,871            -              -           3,799
                                                  --------------- -------------- ------------- ---------------  ---------------
Cash at end of year..........................      $          326    $    1,678   $        -   $          -     $     2,004
                                                  =============== ============== ============= ===============  ===============

                Condensed Consolidating Partent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                              For the year ended December 31, 1999
                                                         (In thousands)

                                                      Abraxas                                                     Abraxas
                                                     Petroleum      Restricted                  Reclassifi-      Petroleum
                                                    Corporation     Subsidiary   Non-Guarantor   cations        Corporation
                                                    Inc. Parent     (Canadian     Subsidiary      and               and
                                                     Company(1)      Abraxas)    (Grey Wolf)    eliminations    Subsidiaries
                                                  --------------- -------------- ------------- ---------------  ---------------
Operating Activities
Net income (loss) ...........................         $   (23,459)   $ (13,478)      $    526  $      (269)     $     (36,680)
Adjustments to reconcile net income (loss) to net
   cash provided by operating  activities:
     Minority interest in income of foreign
       subsidiary ...........................                   -           -              -           269                269
     Depreciation, depletion, and
       amortization .........................               9,931        20,329         4,551            -             34,811
     Proved property impairment .............                   -        19,100             -            -             19,100
     Deferred income tax (benefit) expense...                   -       (13,595)          479            -            (13,116)
     Amortization of deferred financing fees.               1,484           431             -            -              1,915
     Amortization of premium on long term
       debt..................................                (579)          -              -             -               (579)
     Issuance of common stock and warrants
       for compensation .....................                  53           -              -             -                 53
     Changes in operating assets and
       liabilities:
         Accounts receivable ................               3,724        (5,201)       (1,315)          94             (2,698)
         Equipment inventory ................                  57           -              -             -                 57
         Other  .............................                 221          (177)          352            -                396
         Accounts payables and accrued
           expenses .........................               7,816        (8,224)          762            -                354
     Other...................................             (83,656)       83,750             -          (94)                 -
                                                  --------------- -------------- ------------- ---------------  ---------------
Net cash provided (used) by operating
   activities ...............................             (84,408)       82,935         5,355            -              3,882

Investing Activities
Capital expenditures, including purchases
   and development of properties ............             (19,132)      (99,600)       (9,976)           -           (128,708)
Proceeds from sale of oil and gas
   properties and equipment inventory .......               1,753        13,920         1,821            -             17,494
                                                  --------------- -------------- ------------- ---------------  ---------------
Net cash used by investing activities .......             (17,379)      (85,680)       (8,155)           -           (111,214)

Financing Activities
Proceeds from long-term borrowings ..........              87,006            54         1,397            -             88,457
Payments on long-term borrowings ............             (35,747)            -             -            -            (35,747)
Deferred financing fees .....................              (3,586)            -             -            -             (3,586)
                                                  --------------- -------------- ------------- ---------------  ---------------
Net cash provided by financing activities ...              47,673            54        1,397             -             49,124
                                                  --------------- -------------- ------------- ---------------  ---------------
                                                          (54,114)       (2,691)      (1,403)            -            (58,208)
Effect of exchange rate changes on cash .....                  -            392          225             -                617
                                                  --------------- -------------- ------------- ---------------  ---------------

Increase (decrease) in cash .................             (54,114)       (2,299)       (1,178)           -            (57,591)
Cash at beginning of year ...................              56,042         4,170         1,178            -             61,390
                                                  --------------- -------------- ------------- ---------------  ---------------
Cash at end of year..........................       $       1,928  $      1,871   $         -    $       -       $      3,799
                                                  =============== =============- ============= ===============  ===============

15. Business Segments

         The Company conducts its operations through two geographic segments, the United States and Canada, and is engaged in the acquisition, development, and production of crude oil and natural gas and the processing of natural gas in each country. The Company's significant operations are located in the Texas Gulf Coast, the Permian Basin of western Texas, and Canada. Identifiable assets are those assets used in the operations of the segment. Corporate assets consist primarily of deferred financing fees and other property and equipment. The Company's revenues are derived primarily from the sale of crude oil, condensate, natural gas liquids, and natural gas to marketers and refiners and from processing fees from the custom processing of natural gas. As a general policy, collateral is not required for receivables; however, the credit of the Company's customers is regularly assessed. The Company is not aware of any significant credit risk relating to its customers and has not experienced significant credit losses associated with such receivables.

         In 2001, three customers accounted for approximately 41% of consolidated oil and natural gas production revenue. Three customers accounted for approximately 76% of United States revenue and five customers accounted for approximately 78% of revenue in Canada. In 2000, two customers accounted for approximately 26% of oil and natural gas production revenues. Three customers accounted for approximately 59% of United States revenue and two customers accounted for approximately 36% of revenue in Canada. In 1999, three customers accounted for approximately 58% of oil and natural gas production revenues and gas processing revenues.

Business segment information about the Company's 1999 operations in different geographic areas is as follows:

                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
Revenues ...................................        $      24,586       $      42,184     $       66,770
                                                 ==================  ================== ===================
Operating profit (loss).....................        $       7,765       $     (15,444)    $       (7,679)
                                                 ==================  ==================
General corporate ..........................                                                      (3,293)
Net interest expense and amortization of
   deferred financing fees .................                                                     (38,064)
                                                                                        -------------------
   Loss before income taxes ................                                              $      (49,036)
                                                                                        ===================
Identifiable assets at December 31, 1999 ...        $     107,336       $     206,474     $      313,810
                                                 ==================  ==================
Corporate assets ...........................                                                       8,474
                                                                                        -------------------
   Total assets ............................                                              $      322,284
                                                                                        ===================

Business segment information about the Company's 2000 operations in different geographic areas is as follows:

                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)

Revenues ...................................        $      32,886       $      43,714     $       76,600
                                                 ==================  ================== ===================
Operating profit............................        $      12,446       $       6,739     $       19,185
                                                 ==================  ==================
General corporate ..........................                                                      (7,602)
Net interest expense and amortization of
   deferred financing fees .................                                                     (32,701)
Other income (net)..........................                                                      32,780
                                                                                        -------------------
   Income before income taxes and
     extraordinary items ...................                                              $       11,662
                                                                                        ===================
Identifiable assets at December 31, 2000 ...        $     132,327       $     197,229     $      329,556
                                                 ==================  ==================

Corporate assets ...........................                                                       6,004
                                                                                        -------------------
   Total assets ............................                                              $      335,560
                                                                                        ===================

Business segment information about the Company's 2001 operations in different geographic areas is as follows:

                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)

Revenues ...................................        $      35,775       $      41,468     $       77,243
                                                 ==================  ================== ===================
Operating profit............................        $      13,795       $       6,665     $       20,460
                                                 ==================  ==================
General corporate ..........................                                                      (1,335)
Net interest expense and amortization of
   deferred financing fees .................                                                     (33,713)
Other expense...............................                                                      (1,052)
                                                                                        -------------------
   Loss before income taxes.................                                              $      (15,640)
                                                                                        ===================
Identifiable assets at December 31, 2001....        $     124,993       $     174,063     $      299,056
                                                 ==================  ==================
Corporate assets ...........................                                                       4,657
                                                                                        -------------------
   Total assets ............................                                              $      303,713
                                                                                        ===================

16.  Hedging Program and Derivatives

         On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income (Loss), a component of Stockholders' Equity, to the extent that the hedge is effective.

         The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in accumulated Other Comprehensive Income (Loss) related to a cash flow hedge that becomes ineffective remain unchanged until the related production is delivered. If the Company determines that it is probable that a hedged transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

         Gains and losses on hedging instruments related to accumulated Other Comprehensive Income (Loss) and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenue in the period that the related production is delivered.

     The following table sets forth the Company's hedge position as of December
31, 2001.

                Time Period                     Notional Quantities                   Price                Fair Value
   --------------------------------------- ------------------------------ ------------------------------ ----------------
   January, 2002 - October 31, 2002        20,000 Mcf/day of natural      Fixed price swap $2.60-$2.95   $ (658,000)
                                           gas  or 1,000 Bbl/day of       natural gas or
                                           crude oil                      $18.90 Crude oil

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

         For the year ended December 31, 2001, losses before tax of $12.1 million were transferred from Other Comprehensive Income (Loss) to revenue and the fair value of outstanding liabilities decreased by $25.5 million. The ineffective portion of the cash flow hedges was not material at December 31, 2001.

         For the year ended December 31, 2001, $566,000 of deferred net loss on derivative instruments were recorded in Other Comprehensive Income (Loss). All of the deferred net loss is expected to be reclassified to earnings during the next twelve-month period.

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

         The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of December 2001, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $1.2 million, and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $0.9 million.

         In November 1996, the Company assumed swap arrangements extending through October 2001 with a counterparty involving various quantities and fixed prices. These swap arrangements provided that the Company make payments to the counterparty to the extent the market prices, determined based on the price for crude oil on the NYMEX and the Inside FERC, Tennessee Gas Pipeline Co. Texas (Zone O) price for natural gas, exceed certain fixed prices and for the counterparty to make payments to the Company to the extent the market prices were less than such fixed prices. The Company accounted for the related gains or losses in crude oil and natural gas revenue in the period of the hedged production. These swap arrangements terminated in January 1999 and the Company was paid $750,000 by the counterparty for such termination. This amount is included in Other Revenue in the accompanying financial statements.

         In March 1998, the Company entered into a costless collar hedge agreement with Enron Capital and Trade Resources Corp. for 2,000 Bbls of crude oil per day with a floor price of $14.00 per Bbl and a ceiling price of $22.30 per Bbl for crude oil on the NYMEX. The agreement was effective April 1, 1998 and extended through March 31, 1999. Under the terms of the agreement the Company was paid when the average monthly price for crude oil on the NYMEX was below the floor price, and the Company paid the counterparty when the average monthly price exceeded the ceiling price. For the year ended December 31, 1999 the Company realized a loss of $1.8 million on this agreement, which is accounted for in Crude Oil and Natural Gas Revenue. The Company has also entered into a costless collar hedge agreement with Barrett Resources Corporation ("Barrett") for the period November 1999 through October 2000. This agreement consisted of a swap for 1,000 Bbls per day of crude oil with the Company being paid $20.30 and paying NYMEX calendar month average, and an additional 1,000 Bbls of crude oil per day with a floor price of $18.00 per Bbl and a ceiling of $22.00 per Bbl. The Company realized a loss from hedges of $20.2 million for the year ended December 31, 2000, which is accounted for in Oil and Gas Production Revenue. At year end 2001 Barrett has a swap call on either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barrett's option at fixed prices ($18.90 for crude oil or $2.60 to $2.95 for natural gas) through October 31, 2002. The Company realized a loss from hedges of $12.1 million for the year ended December 31, 2001, which is accounted for in Oil and Gas Production Revenue.

17. Comprehensive Income

         Comprehensive income includes net income, losses and certain items recorded directly to Stockholders' Equity and classified as Other Comprehensive Income (Loss). The following table illustrates the calculation of comprehensive income for the year ended December 31, 2001:

                                                                                                Accumulated Other
                                                                            Comprehensive      Comprehensive Income
                                                                            Income (Loss)             (Loss)
                                                                          ------------------- ------------------------
                                                                             For the year
                                                                                 Ended                 As of
                                                                          December 31, 2001      December 31, 2001
                                                                          ------------------- ------------------------
Accumulated other comprehensive loss at December 31, 2000 (a)......                                     $ (4,799)

   Net loss........................................................       $        (19,718)
                                                                          -------------------
Other Comprehensive income (loss):
   Hedging derivatives (net of tax) - See Note 16
     Cumulative effect of change in accounting principle January
     1, 2001.......................................................                 (30,980)
     Reclassification adjustment for settled hedge contracts.......                  12,113
     Change in fair market value of outstanding hedge positions....                  18,301
                                                                          -------------------
                                                                                       (566)
   Foreign currency translation adjustment.........................                  (8,196)
                                                                          -------------------
Other comprehensive income (loss)..................................                  (8,762)                  (8,762)
                                                                          -------------------
Comprehensive income (loss)........................................              $  ( 28,480)
                                                                          ===================    ---------------------
Accumulated other comprehensive loss at December 31, 2001..........                                       $  (13,561)
                                                                                                 =====================
(a) Amount at December 31, 2000 due to foreign currency
translation adjustment.

18.  Proved Property Impairment

         In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the year, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of December 31, 2001, the Company's net capitalized costs of oil and gas properties exceeded the present value of its estimated proved reserves by $71.3 million ($38.9 million on the U.S. properties and $32.4 million on the Canadian properties). These amounts were calculated considering 2001 year-end prices of $19.84 per barrel for oil and $2.57 per Mcf for gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, oil and gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved oil and gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for oil and $2.89 per Mcf for gas. The Company also used the subsequent prices to evaluate its Canadian properties, and reduced the 2001 year-end write-down to an amount of $2.6 million on those properties.


19. Subsequent Event

         In March 2002, the Company's wholly-owned Canadian subsidiaries, Grey Wolf and Canadian Abraxas, entered into a definitive purchase and sale agreement related to the sale of their interest in a natural gas processing plant and the associated reserves. The sale, effective March 1, 2002, is scheduled to close in the second quarter of 2002 with estimated net proceeds of $21.5 million.

20.  Supplemental Oil and Gas Disclosures (Unaudited)

         The accompanying table presents information concerning the Company's crude oil and natural gas producing activities as required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities are as follows:

                                                                                       Years Ended December 31
                                         ------------------------------------------------------------------------------------------
                                                             2000                                           2001
                                         ---------------------------------------------- -------------------------------------------
                                             Total            U.S.           Canada           Total        U.S.           Canada
                                         --------------- -------------- ------------   -------------  ------------- --------------
                                                                      (In thousands)

     Proved crude oil and natural
       gas properties ............       $    481,802    $    274,939   $ 206,863      $    486,098   $    284,182  $     201,916
     Unproved properties .........             12,831             -        12,831            10,626           -            10,626
                                         --------------- -------------- ------------   -------------  ------------- --------------
       Total ..........................       494,633         274,939     219,694           496,724        284,182        212,542
     Accumulated depreciation,
       depletion, and
       amortization, and
       impairment ................           (251,746)        (156,148)   (95,598)         (280,280)      (168,124)      (112,156)
                                         --------------- -------------- ------------   -------------  ------------- --------------
         Net capitalized costs ...          $ 242,887          118,791  $ 124,096     $     216,444   $    116,058  $     100,386
                                         =============== ============== ============   =============  ============= ==============

         Cost incurred in oil and gas property acquisitions, exploration and development activities are as follows:

                                                                    Years Ended December 31
                                 --------------------------------------------------------------------------------------------------
                                                 1999                           2000                          2001
                                 ---------------------------------------------------------------------------------------------------
                                   Total         U.S      Canada      Total      U.S.     Canada     Total        U.S.     Canada
                                 ----------- ---------- ---------- --------- --------- ---------- ------------ ---------- ---------

                                                                        (In thousands)


   Property acquisition costs:
     Proved ...................  $   89,743   $     -    $ 89,743  $  7,189  $     -   $   7,189  $       -     $     -  $       -
     Unproved .................          -          -           -         -        -           -          -           -          -
                                 ----------- ---------- ---------- --------- --------- ---------- ------------ ---------- ---------

                                  $  89,743   $     -    $  89,743  $ 7,189  $     -    $  7,189   $      -     $     -   $      -
                                 =========== ========== ========== ========= ========== ========== ============ ========== ========
   Property development and
     exploration costs ........   $  37,344   $ 18,901   $ 18,443   $64,873  $ 39,631   $ 25,242   $ 56,694     $ 18,867  $ 37,827
                                 =========== ========== ========== ========= ========== ========== ============ ========== ========

         The results of operations for oil and gas producing activities are as follows:

                                   Years Ended December 31
                                 --------------------------------------------------------------------------------------------------
                                                 1999                           2000                          2001
                                 ---------------------------------------------------------------------------------------------------
                                   Total         U.S      Canada      Total      U.S.     Canada     Total        U.S.     Canada
                                 ----------- ---------- ---------- --------- --------- ---------- ------------ ---------- ---------
                                                                                                   (In thousands)

   Revenues ...................   $ 59,025    $ 21,331   $ 37,694    $ 72,973  $ 32,165   $ 40,808   $ 73,201   $ 34,934  $ 38,267
   Production costs ...........    (17,938)     (6,627)   (11,311)    (18,783)   (7,755)   (11,028)   (18,616)    (9,302)   (9,314)
   Depreciation, depletion,
     and amortization .........    (34,452)     (9,571)   (24,881)    (35,497)  (11,968)   (23,529)   (32,124)   (11,976)  (20,148)
   Proved property impairment .    (19,100)         -     (19,100)         -         -          -      (2,638)        -     (2,638)
   General and administrative .     (1,317)       (733)      (584)     (1,722)   (1,118)      (604)    (1,565)    (1,073)     (492)
   Income taxes (expense)
     benefit...................      7,455          -       7,455        (339)       -        (339)    (2,419)        -     (2,419)
                                 ----------- ---------- ---------- --------- --------- ---------- ------------ ---------- ---------
   Results of operations from oil
     and gas producing activities
     (excluding corporate overhead
     and interest costs) .......  $ (6,327)    $  4,400  $(10,727)   $ 16,632  $ 11,324   $  5,308   $ 15,839   $ 12,583  $  3,256
                                 =========== ========== ========== ========== =========  =========== ========== ========= =========
   Depletion rate per barrel
     of oil equivalent, before
     impact of impairment ....    $   6.34     $   4.91  $   7.13    $   8.30  $   6.19    $  10.02  $   8.81   $   6.96  $  10.45
                                 =========== ========== ========== ========== =========  =========== ========== ========= =========

Estimated Quantities of Proved Oil and Gas Reserves

         The following table presents the Company's estimate of its net proved crude oil and natural gas reserves as of December 31, 1999, 2000, and 2001. The Company's management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reserve engineers.

                                                             Total              United States               Canada
                                                ------------------------- ------------------------- -------------------------
                                                     Liquid       Natural     Liquid        Natural     Liquid       Natural
                                                    Hydrocarbons   Gas    Hydrocarbons       Gas    Hydrocarbons       Gas
                                                ------------ ------------ ------------ ------------ ------------  -----------
                                                    Barrels)      (Mcf)    (Barrels)        (Mcf)    (Barrels)        (Mcf)
                                                                               (In Thousands)
     Proved developed and undeveloped reserves:
       Balance at December 31, 1998 ...........    7,695        197,478         5,751     110,239        1,944 (1)    87,239  (2)
         Revisions of previous estimates ......     (167)       (80,592)        1,153     (45,697)      (1,320)      (34,895)
         Extensions and discoveries ...........      354         30,305           196      24,686          158         5,619
         Purchase of minerals in place ........    3,246         58,354             -           -        3,246        58,354
         Production ...........................   (1,154)       (25,698)         (584)     (8,190)        (570)      (17,508)
         Sale of minerals in place ............     (125)       (15,542)          (95)       (621)         (30)      (14,921)
                                               ------------ -------------- ------------ ------------  ------------  -----------
       Balance at December 31, 1999 (3) .......    9,849        164,305         6,421      80,417        3,428 (1)    83,888  (2)
         Revisions of previous estimates ......     (216)       (21,342)           54     (13,441)        (270)       (7,901)
         Extensions and discoveries ...........      791         72,498           315      57,371          476        15,127
         Purchase of minerals in place ........      254          6,822             -           -          254         6,822
         Production ...........................     (952)       (19,963)         (539)     (8,364)        (413)      (11,599)
         Sale of minerals in place ............     (882)       (10,993)         (170)     (1,075)        (712)       (9,918)
                                               ------------ -------------- ------------ ------------  ------------  -----------
       Balance at December 31, 2000............    8,844        191,327         6,081     114,908        2,763 (1)    76,419  (2)
         Revisions of previous estimates ......     (627)         2,944          (688)      3,318           60          (374)
         Extensions and discoveries ...........    1,063         26,329           354       4,886          710        21,443
         Production ...........................     (732)       (17,495)         (416)     (7,823)        (316)       (9,672)
         Sale of minerals in place ............   (1,746)       (14,348)         (924)     (6,821)        (822)       (7,527)
                                               ------------ -------------- ------------ ------------  ------------  -----------
       Balance at December 31, 2001............    6,802        188,757         4,407     108,468        2,395        80,289
                                               ============ =====================================================================

(1) Includes 269,000 and 732,000 barrels of liquid hydrocarbon reserves owned by Grey Wolf of which approximately 138,000 and 376,000 barrels are applicable to the minority interest's share of these reserves at December 31, 1999 and 2000, respectively. As of December 31, 2001 Abraxas owned 100% of Grey Wolf.

(2) Includes 21,710 and 21,389 MMcf of natural gas reserves owned by Grey Wolf of which 11,140 and 10,975 MMcf are applicable to the minority interest's share of these reserves at December 31, 1999 and 2000, respectively. As of December 31, 2001 Abraxas owned 100% of Grey Wolf.

(3) At year end 1999 amounts exclude the Company's proportional interest in Partnership proved reserves, accounted for by the equity method, of 2.8 Mbbls of liquid hydrocarbons and 25.8 MMcf of natural gas.


Estimated Quantities of Proved Oil and Gas Reserves (continued)

                                                            Total              United States               Canada
                                                ------------------------- ------------------------- -------------------------
                                                     Liquid       Natural     Liquid        Natural     Liquid       Natural
                                                    Hydrocarbons   Gas    Hydrocarbons       Gas    Hydrocarbons       Gas
                                                ------------ ------------ ------------ ------------ ------------  -----------
                                                    Barrels)      (Mcf)    (Barrels)        (Mcf)    (Barrels)        (Mcf)
                                                                               (In Thousands)
     Proved developed reserves:
       December 31, 1999.......................      7,700       128,587      4,492         53,275      3,208        75,312
                                                ===========   =========== ============  =========== ============= ============
       December 31, 2000 ......................      7,001       119,737      4,309         48,177      2,692        71,560
                                                ===========   =========== ============  =========== ============= ============

       December 31, 2001.......................      5,047       111,243      2,892         40,514      2,155        70,729
                                                ===========   =========== ============  =========== ============= ============


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

         Under the standardized measure, future cash inflows were estimated by applying period-end prices at December 31, 2001 adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis of the properties. Operating loss carryforwards, tax credits, and permanent differences to the extent estimated to be available in the future were also considered in the future income tax calculations, thereby reducing the expected tax expense.

         Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.


         Set forth below is the Standardized Measure relating to proved oil and gas reserves for:

                                                                    Years Ended December 31
                               ----------------------------------------------------------------------------------------------------
                                                   1999                        2000                          2001
                               ----------------------------------- ----------------------------------- -----------------------------
                                  Total       U.S.    Canada (1)    Total        U.S.     Canada (1)    Total    U.S.      Canada
                               ----------------------------------- ----------------------------------- -----------------------------
                                                                                    (In thousands)

  Future cash inflows........ $  577,407  $ 309,609  $ 267,798  $ 2,046,039  $ 1,274,871  $ 771,168  $ 607,375  $313,640 $ 293,735
  Future production and
    development costs........   (181,109)   (96,302)   (84,807)    (318,130)    (254,667)   (63,463)  (220,613) (138,296)  (82,317)
  Future income tax expense..     (6,319)        -      (6,319)    (230,987)     (65,421)  (165,566)         -        -         -
                             ------------ ---------- ---------- ------------ ------------ ---------- ----------- --------- ---------
  Future net cash flows......    389,979    213,307    176,672    1,496,922      954,783    542,139    386,762   175,344   211,418
  Discount...................   (151,528)   (90,024)   (61,504)    (721,388)    (468,663)  (252,725)  (177,096)  (98,157)  (78,939)
                             ------------ ---------- ---------- ------------ ------------ ---------- ----------- --------- ---------
  Standardized Measure of
    discounted future net
    cash relating to proved
    reserves................. $  238,451  $ 123,283  $ 115,168  $  775,534   $   486,120  $ 289,414  $ 209,666  $ 77,187 $ 132,479
                             ============ ==========  ========= ===========  ============ ========== ========== ======== ===========


At year end 1999 amounts exclude the Partnership, accounted for by the equity method, which was sold in 2000.

(1) The Standardized Measure of discounted future net cash flows relating to proved reserves includes approximately $12,400 and $43,700 as of December 31, 1999 and 2000, respectively, relating to minority interest. As of December 31, 2001, Abraxas owns 100% of Grey Wolf.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

         The following is an analysis of the changes in the Standardized
Measure:



                                                                 Year Ended December 31
                                                ----------------------------------------------------------
                                                       1999                2000               2001
                                                ------------------- ------------------- ------------------
                                                                     (In thousands)
   Standardized Measure, beginning
     of year .................................     $     181,581       $     238,451       $     775,534
   Sales and transfers of oil and gas
     produced, net of production costs .......           (41,086)            (54,190)            (54,585)
   Net changes in prices and development
     and production costs from prior year ....            77,060             707,755            (613,325)
   Extensions, discoveries, and improved
     recovery, less related costs ............            34,445             290,283              39,982
   Purchases of minerals in place ............            90,510              33,586                 -
   Sales of minerals in place ................           (18,797)            (75,391)            (96,096)
   Revision of previous quantity estimates ...           (90,030)            (95,757)             (2,474)
   Change in future income tax expense .......            (6,319)           (224,668)            230,987
   Other .....................................            (7,071)            (68,380)           (147,910)
   Accretion of discount .....................            18,158              23,845              77,553
                                                ------------------- ------------------- ------------------
     Standardized Measure, end of year .......     $     238,451       $     775,534       $     209,666
                                                =================== =================== ==================



FINANCIAL STATEMENTS



GREY WOLF EXPLORATION INC.



December 31, 2001

                                AUDITORS' REPORT



To the Directors of
Grey Wolf Exploration Inc.

We have audited the balance sheets of Grey Wolf Exploration Inc. as at December 31, 2001 and 2000 and the statements of earnings and retained earnings and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the financial statements for each of the years in the two year period ended December 31, 2001, we conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

On February 23, 2001, we reported separately to the shareholders of the Company on financial statements for the year ended December 31, 2000, prepared in accordance with the Canadian generally accepted accounting principles, which excluded Note 10 on differences between Canadian and United States generally accepted accounting principles.



Calgary, Canada                           /s/ Deloitte & Touche LLP
March 28, 2002                             Chartered Accountants

                    COMMENTS BY AUDITORS FOR U.S. READERS ON
                       CANADA - U.S. REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) outlining changes in accounting principles that have been implemented in the financial statements. As discussed in Note 7 to the financial statements, in 2001 the Company changed its method of computing diluted earnings per share to conform to the new Canadian Institute of Chartered Accountants Handbook recommendations section 3500. In addition, as discussed in Note 6 to the financial statements, in 2000 the Company changed its method of accounting for income taxes to conform to the new Canadian Institute of Chartered Accounts Handbook recommendations section 3465.



Calgary, Canada                                       /s/ Deloitte & Touche LLP
March 28, 2002                                         Chartered Accountants

                                AUDITORS' REPORT



To the Directors of
Grey Wolf Exploration Inc.

We have audited the statements of earnings and retained earnings and cash flows of Grey Wolf Exploration Inc. for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the results of the Company's operations and cash flows for the year ended December 31, 1999 in accordance with Canadian generally accepted accounting principles.







Calgary, Canada                            /s/ Ernst & Young LLP
March 10, 2000                             Chartered Accountants




GREY WOLF EXPLORATION INC.

Balance Sheets
As At December 31
(thousands of dollars)
                                                                                       2001                 2000
                                                                                        $                     $
                                                                               -------------------------------------------
ASSETS
Current
Cash (Note 4)                                                                               4,405                     -
Accounts receivable (Note 9)                                                                9,980                 9,815
                                                                               -------------------------------------------
                                                                                           14,385                 9,815

Long-term receivable (Note 9)                                                              10,000                     -
Property and equipment (Note 3)                                                            71,879                54,782
Deferred financing fees (Note 4)                                                              170                     -
                                                                               -------------------------------------------
                                                                                           96,434                64,597
                                                                               -------------------------------------------

Liabilities
Current
Accounts payable and accrued liabilities (Note 9)                                          15,183                15,764

Long-term debt (Note 4)                                                                    36,526                11,793
Future site restoration                                                                     1,050                   898
Future income taxes (Note 6)                                                                6,359                 3,297
                                                                               -------------------------------------------
                                                                                           59,118                31,752
                                                                               -------------------------------------------

SHAREHOLDERS' EQUITY
Share capital (Note 5)                                                                     27,891                27,555
Retained earnings                                                                           9,425                 5,290
                                                                               -------------------------------------------
                                                                                           37,316                32,845
                                                                               -------------------------------------------
                                                                                           96,434                64,597
                                                                               -------------------------------------------

See accompanying notes


GREY WOLF EXPLORATION INC.

Statements of Earnings and Retained Earnings
Years Ended December 31
(thousands of dollars, except for share amounts)
                                                                                2001             2000            1999
                                                                                 $                 $               $
                                                                         ---------------------------------------------------
Revenue
Petroleum and natural gas sales                                                  30,268            26,009          15,427
Royalties, net of Alberta Royalty Tax Credit                                     (7,615)           (5,380)         (2,363)
                                                                         ---------------------------------------------------
                                                                                 22,653            20,629          13,064
                                                                         ---------------------------------------------------
Expenses
Operating                                                                         3,844             3,462           3,236
General and administrative                                                        1,278             1,384             903
Interest and finance charges                                                      1,827             1,126             576
Depletion, depreciation and site restoration                                      8,364             7,924           6,663
                                                                         ---------------------------------------------------
                                                                                  15,313            13,896          11,378
                                                                         ---------------------------------------------------

Earnings before taxes                                                             7,340             6,733           1,686
                                                                         ---------------------------------------------------
 Provision for taxes (Note 6)
    Capital tax                                                                     144                61             110
    Income taxes                                                                  3,061             2,732             229
                                                                         ---------------------------------------------------
                                                                                  3,205             2,793             339
                                                                         ---------------------------------------------------
Net earnings                                                                      4,135             3,940           1,347

Retained earnings, beginning of year                                              5,290             1,912             565
Adoption of income tax accounting standard change (Note 6)                            -              (562)              -
                                                                         ---------------------------------------------------
Retained earnings, end of year                                                    9,425             5,290           1,912
                                                                         ---------------------------------------------------

Basic and diluted earnings per share (Note 7)                                      0.32              0.31            0.11
                                                                         ---------------------------------------------------
                                                                         ---------------------------------------------------

Weighted average number of shares
    Basic                                                                    12,776,407        12,660,528      12,695,313
    Diluted                                                                  12,776,407        12,732,251      12,707,805
                                                                         ---------------------------------------------------

See accompanying notes



GREY WOLF EXPLORATION INC.

Statements of Cash Flows
Years Ended December 31
(thousands of dollars, except for share amounts)
                                                                                   2001              2000             1999
                                                                                     $                 $                $
                                                                              ---------------------------------------------------
Operating Activities
Net earnings                                                                           4,135            3,940              1,347
Depletion, depreciation and site restoration                                           8,364            7,924              6,663
Future income taxes                                                                    3,061            2,732                229
                                                                              ---------------------------------------------------
Cash flow from operations                                                             15,560           14,596              8,239
Changes in non-cash working capital items (Note 8)                                      (746)           1,936               (289)
                                                                              ---------------------------------------------------
                                                                                      14,814           16,532              7,950
                                                                              ---------------------------------------------------

Financing Activities
Increase (decrease) in long-term debt                                                 28,334             (273)             2,094
Increase in long-term receivable                                                     (10,000)               -                  -
Issue (repurchase) of common shares                                                      336                3                (78)
                                                                              ---------------------------------------------------
                                                                                       18,670             (270)             2,016
                                                                              ---------------------------------------------------
 Total cash resources provided                                                         33,484           16,262              9,966
                                                                              ---------------------------------------------------

Investing Activities
Property and equipment received under property swap agreement                              -           10,779                  -
Disposal of property and equipment under property swap agreement                           -          (12,332)                 -
                                                                              ---------------------------------------------------
 Net cash proceeds                                                                          -           (1,553)                 -
Other acquisitions (Note 9)                                                            1,071               13              3,662
Expenditures for property and equipment                                               36,800           17,941             10,737
Sale of property and equipment                                                        (8,838)            (342)            (2,629)
Site restoration                                                                          46              203                  -
                                                                              ---------------------------------------------------
                                                                                       29,079           16,262             11,770
                                                                              ---------------------------------------------------

Increase (decrease) in cash and cash equivalents                                       4,405                -             (1,804)
Cash and cash equivalents, beginning of year                                               -                -              1,804
                                                                              ---------------------------------------------------
Cash and cash equivalents, end of year                                                 4,405                -                  -
                                                                              ---------------------------------------------------
 Cash flow from operations per share (Note 7)
Basic and diluted                                                                       1.22              1.15              0.65
                                                                              ---------------------------------------------------
                                                                              ---------------------------------------------------

Cash interest paid                                                                     1,840             1,123               614
Cash taxes paid                                                                           82                72               104
                                                                              ---------------------------------------------------

See accompanying notes

Grey Wolf Exploratioin, Inc.

Notes to Financial Statements
Years Ended December 31, 2001 and 2000
(tabular amounts in thousands of dollars, except for share amounts)



1.   DESCRIPTION OF BUSINESs

     Grey Wolf Exploration Inc. ("Grey Wolf" or "the Company") was incorporated under the laws of the Province of Alberta on December 23, 1986. The Company's primary business is the exploration, development and production of crude oil and natural gas in western Canada. As at December 31, 2001, the Company is a wholly-owned subsidiary of Abraxas Petroleum Corporation ("Abraxas").

2.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements have been prepared in accordance with Canadian generally accepted accounting principles and are expressed in Canadian dollars. Differences between Canadian and U.S. GAAP are outlined in Note 10 to the financial statements.

     Petroleum and natural gas properties

     The Company follows the full cost method of accounting in accordance with the guideline issued by the Canadian Institute of Chartered Accountants ("CICA") whereby all costs associated with the exploration for and development of petroleum and natural gas reserves, whether productive or unproductive, are capitalized in a Canadian cost centre and charged to income as set out below. Such costs include acquisition, drilling, geological and geophysical costs related to exploration and development activities. Costs of acquiring and evaluating unproved properties are excluded from the depletion base until it is determined whether or not proved reserves are attributable to the properties or impairment occurs.

     Gains or losses are not recognized upon disposition of petroleum and natural gas properties unless crediting the proceeds against accumulated costs would result in a change in the rate of depletion of 20% or more.

     Depletion of petroleum and natural gas properties and depreciation of production equipment, except for gas plants and related facilities, is provided on accumulated costs using the unit-of-production method based on estimated proved petroleum and natural gas reserves, before royalties, as determined by independent engineers. For purposes of the depletion calculation, proven petroleum and natural gas reserves are converted to a common unit of measure on the basis of one barrel of oil or liquids being equal to six thousand cubic feet of natural gas. Depreciation of gas plants and related facilities is calculated on a straight-line basis over an average 18-year term.

     The depletion and depreciation cost base includes capitalized costs, less costs of unproved properties, plus provision for future development costs of proved undeveloped reserves.

     The net carrying value of the Company's petroleum and natural gas properties is limited to an ultimate recoverable amount. This amount is the aggregate of estimated future net revenues from proved reserves and the costs of unproved properties, net of impairment allowances, less future estimated production costs, general and administration costs, financing costs, site restoration and abandonment costs, and income taxes. Future net revenues are estimated using prices and costs without escalation or discounting, and the income tax and Alberta Royalty Tax Credit legislation in effect at year end.

     Future abandonment and site restoration costs

     The estimated cost of future abandonment and site restoration is based on the current cost and the anticipated method and extent of site restoration in accordance with existing legislation and industry practice. The annual charge is provided for on a unit-of-production basis for all properties except for gas plants for which the annual charge is calculated on a straight-line basis over the estimated remaining life of the plants. Actual site restoration expenditures are charged to the accumulated liability account as incurred.

     Other assets

     Furniture, leasehold improvements, computer hardware, software and office equipment are carried at cost and are depreciated over the estimated useful life of the assets at rates varying between 20 percent and 30 percent, on a declining-balance basis.

     Use of estimates

     The amounts recorded for depletion and depreciation of property and equipment and the provision for abandonment and site restoration are based on estimates. The ceiling test calculation is based on estimates of proved reserves, production rates, oil and natural gas prices, future costs and other relevant assumptions. By their nature, these estimates are subject to uncertainty and the effect on the financial statements of changes in such estimates could be significant.

     Joint operations

     Substantially all of the Company's exploration and development activities are conducted jointly with others, and accordingly, the financial statements reflect only the Company's proportionate interest in such activities.

     Revenue recognition

     Petroleum and natural gas sales are recognized when the commodities are delivered to purchasers.

     Future income taxes

     The Company has adopted, on a retroactive basis without restatement of the 1999 financial statements, the CICA new accounting recommendation, "Income Taxes". Under this standard, future income tax assets and liabilities are measured based upon temporary differences between the carrying values of assets and liabilities and their tax basis. Income tax expense (recovery) is computed based on the change during the year in the future tax assets and liabilities. Effects of changes in tax laws and tax rates are recognized when substantially enacted.

     Financial instruments

     Financial instruments of the Company consist of accounts receivable, long-term receivable, accounts payable and accrued liabilities, and long-term debt. As at December 31, 2001 and 2000, there were no significant differences between the carrying amounts of these financial instruments reported on the balance sheets and their estimated fair values.

     The Company also from time to time employs financial instruments to manage its exposure to commodity prices. These instruments are not used for speculative trading purposes. Gains and losses on commodity price hedges are included in revenues upon the sale of the related production provided there is reasonable assurance that the hedge is and will continue to be effective.

     Stock options

     The Company has a stock option plan as described in Note 5. No compensation expense is recognized when the stock options are issued. Consideration received on exercise of stock options is credited to share capital.

     Earnings per share

     Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated on the basis of the weighted average number of shares outstanding during the year plus the additional common shares that would have been outstanding if potentially dilutive common shares had been issued using the "treasury stock" method.

     Effective January 1, 2001, the Company retroactively adopted, with restatement of prior periods, the recommendations of new CICA Handbook
     Section 3500 for calculating earning per share. Under the revised standard, the treasury stock method is used for determining the dilutive effect of options issued. Prior to the adoption of the new recommendations, diluted per share amounts were determined using the imputed earnings method.

3.   PROPERTY AND EQUIPMENT

                                                                                       2001
                                                            ---------------------------------------------------------
                                                                                   Accumulated
                                                                                  Depletion and         Net Book
                                                                   Cost            Depreciation           Value
                                                                    $                   $                   $
                                                            ---------------------------------------------------------

    Petroleum and natural gas properties                           89,516             (25,901)             63,615
    Gas plants and related production facilities                   11,010              (2,845)              8,165
    Other assets                                                      597                (498)                 99
                                                            ---------------------------------------------------------
    Net property and equipment                                    101,123             (29,244)             71,879
                                                            ---------------------------------------------------------

                                                                                      2000
                                                            ---------------------------------------------------------
                                                                                   Accumulated
                                                                                  Depletion and         Net Book
                                                                   Cost            Depreciation           Value
                                                                    $                   $                  $
                                                            ---------------------------------------------------------

    Petroleum and natural gas properties                          69,543             (19,384)               50,159
    Gas plants and related production facilities                   5,786              (1,326)                4,460
    Other assets                                                     531                (368)                  163
                                                            ---------------------------------------------------------
    Net property and equipment                                    75,860             (21,078)               54,782
                                                            ---------------------------------------------------------

     Undeveloped property costs of $6,065,907 at December 31, 2001 (2000 - $6,441,705, 1999 - $7,365,579) have been excluded from the depletion base.

4.   LONG-TERM DEBT

     At December 31, 2001, the Company had a credit facility with Mirant Canada Energy Capital Ltd., (the "Mirant Facility") with a maximum available limit of $150,000,000. At December 31, 2001, $40,127,000 was drawn down against this facility. Of the $40,127,000 drawn, $10,000,000 was advanced to Canaxas (Note 9). Under the Mirant Facility, the Company is required to pay an amount equal to monthly net cash flow from operations less interest payments, general and administrative expenses and approved capital expenditures. It is anticipated the Company will be a net borrower due to a number of planned capital projects over the next several years. Accordingly, the outstanding balance has been classified as long-term on the balance sheet. The facility matures in December 2007.

     Under the facility, loan advances bear interest at 9.5%, plus a 5% overriding royalty which will decrease to 2 1/2% when certain conditions are met. The overriding royalty granted to Mirant was treated as a disposition of petroleum and natural gas properties, with a corresponding deferred financing charge recorded of $3,600,000 based on the fair value at the date of disposition. This deferred charge was netted against the outstanding loan balance and will be amortized over a 6-year period ended in 2007. Loan advances are supported by a first charge demand debenture in the amount of $200,000,000 covering all the assets of the Company.

     The Mirant credit facility was used to extinguish the previous revolving term credit facility. As at December 31, 2001, all of the previous revolving term credit facility had been repaid except for a bankers acceptance for $5,000,000. As at December 31, 2001, equivalent cash had been placed in trust to cover the $5,000,000 repayment, and accordingly was netted against the loan for financial statement purposes. The remaining $5,000,000 was repaid in January 2002.

     At December 31, 2000, the Company had a revolving term credit facility with a Canadian chartered bank with a maximum limit of $20,000,000. At December 31, 2000, $11,792,690 was drawn down against this facility. Under the facility, loan advances bore interest at bank prime plus 1/8%, or if bankers acceptances were utilized, the then current bankers acceptances rate plus 1 1/8%. Loan advances were supported by a first floating charge demand debenture in the amount of $25,000,000 covering all the assets of the Company. During May 2001, the maximum limit under the revolving term credit facility was increased to $27,000,000 and remained at this level replaced by the Mirant Facility in December 2001.

5.   SHARE CAPITAL

     Authorized

     Unlimited number of common shares without nominal or par value.

     Issued

                                                          Number of            Amount
                                                           Shares                $
                                                      --------------------------------------


    Balance, December 31, 1998                            12,704,341            27,630
    Issuer bid                                               (44,600)              (78)
                                                      --------------------------------------
    Balance, December 31, 1999                            12,659,741            27,552


    Exercise of stock options                                  1,800                 3
                                                      --------------------------------------
    Balance, December 31, 2000                            12,661,541            27,555


    Exercise of stock options                                179,786               336
                                                      --------------------------------------
    Balance, December 31, 2001                            12,841,327            27,891
                                                      --------------------------------------

     On May 20, 1999, the Company's shareholders approved the consolidation of the share capital of the Company on the basis of one common share for each ten common shares outstanding. All common share and per share amounts have been reflected on a post consolidation basis.

     Stock options

     A maximum of 1,270,000 options to purchase common shares have been authorized for issuance under the Company's stock option plan. The options were exercisable on a cumulative basis at 25% per year commencing one year after grant date and expire five years from the date of grant. During the year ended December 31, 2001, all options outstanding in the Company were cancelled and new options were issued by Abraxas.

                                                                               Number           Weighted Average
                                                                             of Options           Option Price
                                                                       ----------------------------------------------

     Balance, December 31, 1998                                                  897,816              3.20
     Issued                                                                      328,470              1.91
     Cancelled                                                                  (192,571)             2.83
                                                                       ----------------------------------------------
     Balance, December 31, 1999                                                1,033,715              2.84
     Issued                                                                      398,376              1.60
     Exercised                                                                    (1,800)             1.60
     Cancelled                                                                  (420,262)             2.53
                                                                       ----------------------------------------------



     Balance, December 31, 2000                                                1,010,029              2.30
                                                                       ----------------------------------------------
     Cancelled                                                                 1,010,029              2.30
                                                                       ----------------------------------------------
     Balance December 31, 2001                                                         -                -
                                                                       ----------------------------------------------


6.   PROVISION FOR TAXES

     The Company accounts for future income taxes using the liability method. Future income tax assets and liabilities are measured based upon temporary differences between the carrying values of assets and liabilities and their tax bases. Income tax expense (recovery) is computed based on the change during the year in the future tax assets and liabilities. Future income tax liabilities or assets are calculated using tax rates anticipated to apply in the periods that the temporary differences are expected to reverse. Effects of changes in tax laws and tax rates are recognized when substantially enacted.

     The provision for taxes recorded on the statements of earnings and retained earnings differs from the tax calculated by applying the combined statutory Canadian corporate and provincial income tax rate as follows:

                                                                      2001                2000              1999
                                                                        $                  $                 $
                                                             --------------------------------------------------------
    Calculated income tax expense at 42.62%, (2000 and 1999
    - 44.62%)                                                        3,128               3,004              752
    Increase (decrease) in tax resulting from:
    Non-deductible crown royalties and other charges                 2,950               2,254            2,147
    Resource allowance and related items                            (2,757)             (2,066)          (1,174)
    Alberta Royalty Tax Credit                                        (177)               (231)          (1,392)
    Non-deductible depletion and depreciation                            -                   -               43
    Benefit of losses not previously recognized                          -                   -             (147)
    Large Corporation Tax                                              144                  61              110
    Tax rate adjustment                                               (151)                  -                -
    Other                                                               68                (229)               -
                                                             --------------------------------------------------------
    Provision for taxes                                              3,205               2,793              339
                                                             --------------------------------------------------------


     The major components of future income tax liability at December 31, 2001 and 2000 are related to the following accounts:

                                                                   2001               2000
                                                                    $                   $
                                                            ------------------- ------------------

    Property and equipment                                     7,672               4,767
    Future site restoration                                    (447)               (401)
    Share issue costs                                          (117)               (94)
    Non-capital losses carried forward                         -                   (557)
    Attributed royalty income carried forward                  (511)               (144)
    Resource allowance                                         (310)               (274)
    Deferred financing costs                                     72                  -
                                                           ------------------- ------------------
    Balance, December 31                                      6,359               3,297
                                                           ------------------- ------------------


     Upon adoption of the new accounting recommendation of the CICA, the Company recorded a future income tax liability of $562,000 and decreased the Company's retained earnings by $562,000. Had the new method not been adopted, 2000 net earnings would have been increased by $88,000.

     As at December 31, 2001 and 2000, the Company has exploration and development costs, undepreciated capital costs, non-capital losses and unamortized share issue costs available for deduction against future taxable income in the following approximate amounts:

                                                                                        2001              2000
                                                                                          $                $
                                                                                  -----------------------------------
    Canadian oil and gas property expense                                                14,816            21,158
    Canadian development expense                                                         18,526             9,838
    Canadian exploration expense                                                         11,245             5,735
    Undepreciated capital cost                                                            9,290             7,097
    Non-capital losses                                                                        -             1,249
    Unamortized share issue costs                                                           276               210
                                                                                  -----------------------------------
                                                                                         54,153            45,287
                                                                                  -----------------------------------

     The Company's non-capital losses are available to be carried forward to offset taxable income in future years and expire between 2002 and 2004.

7.   EARNINGS PER SHARE

     The treasury method of calculating earnings per share was adopted retroactively effective January 1, 2001, with restatement of prior periods.

     If the imputed earnings method was utilized for 2000, diluted net earnings per share would be $0.31 per share (1999 - $0.11) and diluted cash flow from operations per share would be $1.11 (1999 - $0.62).

     There is no impact on 2001 diluted per share figures as a result of adopting the new treasury method.

8.   SUPPLEMENTARY CASH FLOW INFORMATION

                                                                      2001                2000              1999
                                                                        $                  $                 $
                                                             --------------------------------------------------------
    Accounts receivable                                               (165)             (5,712)            (1,390)
    Accounts payable and accrued liabilities                          (581)              7,648              1,101
                                                             --------------------------------------------------------
    Changes in non-cash working capital items                         (746)              1,936               (289)
                                                             --------------------------------------------------------



9.   RELATED PARTY TRANSACTIONS

     The Company manages the assets and operations of Canadian Abraxas Petroleum Limited ("Canaxas") pursuant to a Management Agreement dated November 12, 1996. Canaxas is a wholly-owned subsidiary of Abraxas. As at December 31, 2001, Abraxas owned 97.3% (2000 - 46.0%) of the common shares of the Company and Canaxas owned 2.7% (2000 - 2.7%) of the common shares of the Company. The aggregate common costs of operations and administration of the Canaxas and Grey Wolf assets are shared on a pro-rata basis, based on revenue.

     Amounts due to and from these related parties with respect to the Management Agreement are $3,741,000 at December 31, 2001 (2000 - $3,823,000). Abraxas also charged the Company a corporate service charge of $849,000 in 2001 (2000 and 1999 - $Nil) of which $589,000 was charged out to Canaxas. The amounts are non-interest earning, are not collateralized and are due on demand. In addition, at December 31, 2001, the Company had a long-term receivable from Canaxas in the amount of $10,000,000 (Note 4) (2000 - $Nil). The balance bears interest at 9.65% and has no fixed terms of repayment.


                                                                                2001             2000
                                                                                 $                $
                                                                          ----------------------------------
    Receivable from Canaxas                                                     4,330            3,823
    Long-term receivable from Canaxas                                          10,000                -
    Payable to Abraxas                                                            849                -

     In July 1999, the Company purchased undeveloped property from a wholly-owed subsidiary of Canaxas for a total cost of $3,421,000. As a result of this acquisition, the Company was committed to spend $6,000,000 prior to June 30, 2002 pursuant to the terms of a farm-in agreement between the Company and the wholly-owned subsidiary of Canaxas.

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Reconciliation of Financial Statements to United States Generally Accepted Accounting Principles

     The financial statements of the Company have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which in most respects, conform to accounting principles generally accepted in the United States of America ("U.S. GAAP"). Differences from U.S. GAAP having a significant effect on the Company's balance sheets and statements of earnings and retained earnings and of cash flows are described and quantified below for the years indicated:

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     (a) Tnder U.S. GAAP, interest costs associated with certain capital expenditures are required to be capitalized as part of the historical cost of the oil and gas assets. Under Canadian GAAP, the calculation of interest costs eligible for capitalization differs from the calculation under U.S. GAAP in certain respects and is optional at the discretion of the entity. Accordingly, no amounts have been capitalized with respect to the Canadian GAAP financial statements. The impact of recording capitalized interest under U.S. GAAP would be to increase the carrying value of property and equipment by $119,000 in 2001 and $69,000 in 2000 with a corresponding decrease in interest expense in the respective periods.

     (b) Under U.S. GAAP, deferred taxes are recorded based upon the liability method. When a business combination occurs, deferred taxes are recognized for the tax effect of timing differences, with a corresponding increase in property and equipment. Under Canadian GAAP, prior to the adoption of the new CICA accounting recommendation, "Future Income Taxes" effective January 1, 2000, the Company followed the deferral method of accounting for income taxes. The impact of the difference in 1999 is an additional deferred tax expense under U.S. GAAP of $480,000. Upon adoption of the new recommendation for Canadian GAAP, companies were permitted to record the impact of differences in accounting and tax bases related to prior business combinations to retained earnings as a one-time transition adjustment. Accordingly, property and equipment is higher under U.S. GAAP by $682,000 for 2001 and 2000 before the impact of depletion. The impact of the additional depletion expense related to the increased property and equipment for U.S. GAAP purposes is to decrease net income by $62,000 in 2001, $88,000 in 2000, and $77,000 in 1999. The cumulative impact of the depletion expense relating to years prior to 1999 is $78,000.

     (c) In September 2001, Abraxas acquired the remaining non-controlling interest of the Company. Consideration was comprised of 0.6 common shares of Abraxas, in exchange for each common share of the Company. Under U.S. GAAP, the costs assigned to assets and liabilities by the acquiring company under a business combination are considered to constitute a new basis of accounting. Accordingly, the historical carrying values of assets and liabilities of the subsidiary are comprehensively revalued based on the purchase price assigned for consolidation purposes at the time it becomes wholly owned ("push down accounting"). Under Canadian GAAP, comprehensive revaluation of assets and liabilities in the financial statements of a subsidiary based on a purchase transaction involving acquisition of all of the equity interests is permitted, but not required. Had the consolidation entries of Abraxas related to the acquisition been applied in the Company's financial statements using "push down accounting", property and equipment and future income tax liability would be reduced by $4,074,000 and $1,736,000, respectively, accounts receivable would be increased and interest and finance charges decreased by $984,000 (relating to certain costs of the transaction paid by the Company), with the remaining amount of $2,338,000 recorded as a revaluation adjustment within shareholders'equity.

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     (d) Prior to 2001, Canadian GAAP required the use of the imputed earnings method for purposes of the calculation of fully diluted earnings per share. For fiscal periods beginning on or after January 1, 2001, retroactive application of the treasury stock method with restatement of prior periods is required, which is substantially the same as No. SFAS 128 under U.S. GAAP. Accordingly, no adjustments are required to conform the diluted earnings per share figures to U.S. GAAP, except for the net income effect of the above-noted Canadian - U.S. GAAP differences identified.

     (Tabular amounts are in thousands of Canadian dollars, except per share amounts)

      STATEMENTS OF EARNINGS

      The application of U.S. GAAP would have the following effect on the Statements of Earnings:

                                                                                Years Ended December 31,
                                                                    -------------------------------------------------
                                                                         2001             2000             1999
                                                                          $                $                $
                                                                    --------------- ----------------- ---------------
      Net earnings, as reported                                           4,135           3,940             1,347

         Capitalized interest (a)                                           119              69                 -
         Depreciation, depletion and amortization (b)                       (62)            (88)              (77)
         Deferred income tax expense benefit (b)                              -               -              (480)
         Interest and finance charges (c)                                   984               -                 -
                                                                    --------------- ----------------- ---------------

      Net earnings, U.S. GAAP                                             5,176           3,921               790
                                                                    --------------- ----------------- ---------------

      Basic earnings per share, as reported                                0.32            0.31              0.11
         Effect of increase (decrease) in net earnings
            under U.S. GAAP (d)                                            0.09               -             (0.05)
                                                                    --------------- ----------------- ---------------
      Basic earnings per share, U.S. GAAP                                  0.41            0.31              0.06
                                                                    --------------- ----------------- ---------------

      Diluted earnings per share, as reported                              0.32            0.31              0.11
         Effect of increase (decrease) in net earnings
            under U.S. GAAP (d)                                            0.09               -             (0.05)
                                                                    --------------- ----------------- ---------------
      Diluted earnings per share, U.S. GAAP                                0.41            0.31              0.06
                                                                    --------------- ----------------- ---------------


10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     BALANCE SHEETS

     The application of U.S. GAAP would have the following effect on the Balance
Sheets:

                                                    As At December 31, 2001                       As At December 31, 2000
                                           ------------------------------------------    -------------------------------------------
                                                                                                         Cumulative
                                                As           Increase        U.S.             As          Increase         U.S.
                                             Reported       (Decrease)       GAAP          Reported      (Decrease)        GAAP
                                           -------------- --------------- -----------    ------------- ---------------- ------------
ASSETS
Accounts receivable (c)                        9,980              984        10,964            9,815             -         9,815
Property and equipment (a) (b) (c)            71,879           (3,509)       68,370           54,782           510        55,292

LIABILITIES

Deferred income taxes (c)                      6,359           (1,736)        4,623            3,297             -         3,297

SHAREHOLDERS'
    EQUITY

Revaluation adjustment (c)                         -           (2,338)       (2,338)               -             -             -
Retained earnings (a) (b)                      9,425            1,549        10,974            5,290           510         5,800



10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

      STATEMENTS OF CASH FLOWS

      The application of U.S. GAAP would have the following effect on the Statements of Cash Flows:

                                                                                   Years Ended December 31,
                                                                          --------------------------------------------
                                                                               2001          2000           1999
                                                                                $              $              $
                                                                          ------------- --------------- --------------


     OPERATING ACTIVITIES

     Cash flow from operating activities, as reported                          14,814        16,532           7,950

     Increase (decrease) in:
        Net earnings (loss)                                                     1,041           (19)           (557)
        Depletion, depreciation and amortization (b)                               62            88              77
        Deferred income taxes (b)                                                   -             -             480
        Changes in non-cash working capital items (c)                            (984)            -               -
                                                                          ------------- --------------- --------------

     Cash flow from operating activities, U.S. GAAP                            14,933        16,601           7,950
                                                                          ------------- --------------- --------------

     INVESTING ACTIVITIES

     Net cash (used) provided by investing activities, as reported            (29,079)      (16,262)        (11,770)

        Increase in capital expenditures (a)                                     (119)          (69)              -
                                                                          ------------- --------------- --------------

     Net cash (used) provided by investing activities,
        U.S. GAAP                                                             (29,198)      (16,331)        (11,770)
                                                                          ------------- --------------- --------------

      Statements of Cash Flows

      The investing activities portion of the statement of cash flows for 2000 prepared under Canadian GAAP discloses the aggregate costs related to a property swap arrangement, with adjustments to arrive at the cash component of the transaction. Under U.S. GAAP only the net cash amount would be presented on the statement of cash flows.

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     Under Canadian GAAP, corporations are permitted to present a sub-total prior to changes in non-cash working capital within operating activities. This information is perceived to be useful information for various users of the financial statements and is commonly presented by Canadian public corporations. Under U.S. GAAP, this sub-total is not permitted to be shown and would be removed in the statements of cash flows for all periods presented. In addition, cash flow from operations per share figures would not be presented under U.S. GAAP.

     Recent Developments in U.S. Accounting

     The Financial Accounting Standards Board recently issued Statement No. 141, "Business Combinations" (FAS No. 141) and Statement No. 142 "Goodwill and Other Intangible Assets" (FAS No. 142). FAS No. 141 requires the purchase method of accounting to be used for all business combinations after July 1, 2001. FAS No. 142 requires that goodwill and intangible assets with an indefinite useful life no longer be amortized, but instead tested for impairment at least annually. Enterprises are required to adopt FAS No. 142 for fiscal years beginning after December 15, 2001. FAS No. 141 has been applied with respect to the acquisition by Abraxas of the remaining non-controlling interest in Grey Wolf. The Company currently has no goodwill or other intangible assets that will be impacted by the adoption of FAS No. 142.

     Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS No.
     143) was released by the Financial Accounting Standards Board in June 2001. FAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets. The initial market of the asset retirement obligation is to be at fair value. The asset retirement cost equal to the fair value of the retirement obligation is to be capitalized as part of the cost of the related long-lived asset and amortized to expense over the useful life of the asset. Enterprises are required to adopt FAS No. 143 for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact that adoption of this standard would have on its financial position and results of operations.

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     The Financial Accounting Standards Board also recently issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (FAS No. 144). FAS No. 144 will replace previous Untied States generally accepted accounting principles regarding accounting for impairment of long-lived assets and accounting and reporting for discontinued operations. FAS No. 144 retains the fundamental provisions of the prior standard for recognizing and measuring impairment losses on long-lived assets. FAS No. 144 retains the basic provisions of the prior standard for presentation of discontinued operations in the income statement, but broadens that presentation to include a component of an entity rather than a segment of a business. Enterprises are required to adopt FAS No. 144 for fiscal years beginning after December 15, 2001. The Company has adopted the accounting standard effective January 1, 2002 which is not expected to have a significant impact on the Company's financial position and results of operations.

11.  SUBSEQUENT EVENT

     Subsequent to December 31, 2001, the Company entered into an agreement to dispose of its non-operated interest in the Quirk Creek gas processing facilities and related petroleum and natural gas rights, for proceeds of $3,450,000. The agreement is expected to close during the second quarter of 2002.