Form 10-Q
period 2002-03-31
ABRAXAS PETROLEUM CORP
filed 2002-05-17
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                             FORM10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    Nevada                                             74-2584033
    --------------                                  -----------------
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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No __

     The number of shares of the issuer's common stock outstanding as of May 14, 2002 was:

        Class                                              Shares Outstanding

    Common Stock, $.01 Par Value                              29,979,397





                                     1 of 35

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 -  Financial Statements (Unaudited)
              Consolidated Balance Sheets - March 31, 2002
                       and December 31, 2001................................3
              Consolidated Statements of Operations -
                       Three Months Ended March 31, 2002 and 2001...........5
              Consolidated Statement of  Stockholders Equity (Deficit)
                       March 31, 2002 and December 31, 2001.................6
              Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2002 and 2001...........7
              Notes to Consolidated Financial Statements....................8

ITEM 2 -      Managements Discussion and Analysis of Financial
                       Condition and Results of Operations.................20

ITEM 3 -      Quantitative and Qualitative Disclosure about Market Risks...32

                                 PART II
                                OTHER INFORMATION

ITEM 1 - Legal proceedings 34
ITEM 2 - Changes in Securities.............................................34
ITEM 3 - Defaults Upon Senior Securities...................................34
ITEM 4 - Submission of Matters to a Vote of Security Holders...............34
ITEM 5 - Other Information 34
ITEM 6 - Exhibits and Reports on Form 8-K..................................34
              Signatures   ................................................35


                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets

                                                                 March 31,  December 31,
                                                                    2002        2001
                                                                (Unaudited)
                                                                ------------------------
                                                                     (In Thousands)
Assets:
Current assets:
   Cash .......................................................   $  3,851   $  7,605
   Accounts receivable, less allowances for doubtful
     accounts:
          Joint owners ........................................      2,884      2,785
          Oil and gas production ..............................      3,824      4,758
          Other ...............................................        548        504
                                                                  --------   --------
                                                                     7,256      8,047

  Equipment inventory .........................................      1,160      1,251
  Other current assets ........................................      1,050        443
                                                                  --------   --------
    Total current assets ......................................     13,317     17,346

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved ..................................................    505,195    486,098
      Unproved, not subject to amortization ...................      5,937     10,626
   Other property and equipment ...............................     69,962     67,632
                                                                  --------   --------
           Total ..............................................    581,094    564,356
      Less accumulated depreciation, depletion, and
        amortization ..........................................    289,028    282,462
                                                                  --------   --------
      Total property and equipment - net ......................    292,066    281,894

Deferred financing fees, net of accumulated amortization
  of $9,095 and $8,668 at March 31, 2002 and December 31, 2001,
  respectively ................................................      3,464      3,928

Other assets ..................................................        447        448
                                                                  --------   --------
  Total assets ................................................   $309,294   $303,616
                                                                  ========   ========




           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)

                                                                March 31,  December 31,
                                                                  2002        2001
                                                               (Unaudited)
                                                               -----------------------
                                                                     (In Thousands)
Liabilities and Shareholder's Equity (Deficit)
Current liabilities:
  Accounts payable .........................................   $  17,805    $  10,542
  Oil and gas production payable ...........................       2,307        3,596
  Accrued interest .........................................       9,378        6,013
  Other accrued expenses ...................................       1,521        1,116
  Hedge liability ..........................................       3,256          658
  Current maturities of long-term debt .....................      63,911          415
                                                                ---------    ---------
            Total current liabilities ......................      98,178       22,340

Long-term debt .............................................     227,103      285,184

Deferred income taxes ......................................      19,742       20,621

Future site restoration ....................................       3,997        4,056

Shareholders' equity (deficit):
  Common Stock, par value $.01 per share-
  Authorized 200,000,000 shares; issued,
   30,145,280 at March 31, 2002 and December 31, 2001.......         301          301
   Additional paid-in capital ..............................     136,733      136,733
  Accumulated deficit ......................................    (159,793)    (151,094)
  Treasury stock, at cost, 165,883 shares ..................        (964)        (964)
  Accumulated other comprehensive loss .....................     (16,003)     (13,561)
                                                                ---------    ---------
      Total shareholders' deficit ..........................     (39,726)     (28,585)
                                                                ---------    ---------
Total liabilities and shareholders' equity (deficit).......    $ 309,294    $ 303,616
                                                                =========    =========





           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                   2002       2001
                                                               -----------------------
                                                                 (In thousands except
                                                                    per share data)
Revenue:
   Oil and gas production revenues ...........................   $ 10,886    $ 28,249
   Gas processing revenue ....................................        670         436
   Rig revenues ..............................................        151         183
   Other .....................................................        100         218
                                                                 --------    --------
                                                                   11,807      29,086
Operating costs and expenses:
   Lease operating and production taxes ......................      3,909       4,859
   Depreciation, depletion and amortization ..................      6,814       8,841
   Rig operations ............................................        121         153
   General and administrative ................................      1,698       2,109
   General and administrative (Stock-based Compensation) .....       --           931
                                                                 --------    --------
                                                                   12,542      16,893
                                                                 --------    --------
Operating Income (Loss) ......................................       (735)     12,193

Other (income) expense
   Interest income ...........................................        (16)       (33)
   Interest expense ..........................................          .       7,781
                                                                                8,413
   Amortization of deferred financing fees ...................        455         427
   Other .....................................................       --            16
                                                                 --------    --------
                                                                    8,807       8,236
                                                                 --------    --------
Income (Loss) from operations before taxes ...................     (9,542)      3,957

Income tax expense (benefit) .................................       (843)      2,776

Minority interest in income of consolidated foreign subsidiary       --          (926)
                                                                 --------    --------
Net Income (Loss) ............................................   $ (8,699)   $    255
                                                                 ========    ========
Earnings per share:
    Net income per common share - basic ......................   $  (0.29)   $    .01
                                                                 ========    ========
    Net income per common - diluted ..........................   $  (0.29)   $    .01
                                                                 ========    ========


           See accompanying notes to consolidated financial statements


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands except share amounts)




                                                                                                               Accumulated
                                              Common Stock           Treasury Stock    Additional               Other
                                           -------------------- ---------- -----------  Paid-In   Accumulated Comprehensive
                                            Shares      Amount     Shares      Amount   Capital     Deficit   Income(Loss)   Total
                                           ----------- ---------- --------  --------- ----------- ----------- ----------- ----------
Balance at December 31, 2001.............. 30,145,280  $   301     165,883  $  (964)  $ 136,733   $ (151,094)  $(13,561) $ (28,585)
Comprehensive income (loss) - Note 8
  Net loss................................          -         -          -        -          -        (8,699)       -       (8,699)
  Other comprehensive income:
    Hedge loss............................          -         -          -        -          -           -       (2,075)    (2,075)
    Foreign currency translation
     adjustment...........................          -         -          -        -          -           -         (367)      (367)
                                                                                                                           ---------
       Comprehensive income (loss)........          -         -          -        -          -           -            -    (11,141)
                                           ----------- --------- ---------- -------- ------------- ----------- ---------- ---------
Balance at March 31, 2002................. 30,145,280  $   301     165,883  $  (964)  $ 136,733    $ (159,793)  (16,003) $ (39,726)
                                           =========== ========= ========== ======== ============= =========== ========== =========



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                         Three Months Ended
                                                                              March 31,
                                                                      -----------------------
                                                                           2002      2001
                                                                      ------------ ----------
                                                                               (In thousands)
Operating Activities
Net income (loss) ...................................................   $ (8,699)   $    255

Adjustments to reconcile net income to net cash provided by operating activities:
 Minority interest in income of foreign subsidiary ..................       --           926
 Depreciation, depletion, and amortization ..........................      6,814       8,841
 Deferred income tax (benefit) expense ..............................       (843)      2,695
 Amortization of deferred financing fees ............................        427         455
 Amortization of debt discount ......................................        113
 Stock-based compensation ...........................................       --           931
 Changes in operating assets and liabilities:
     Accounts receivable ............................................      1,099       6,585
     Equipment inventory ............................................         91          44
     Other ..........................................................        (87)        (54)
     Accounts payable and accrued expenses ..........................      9,367      (3,254)
                                                                        --------    --------
Net cash provided by operating activities ...........................      8,282      17,424
                                                                        --------    --------

Investing Activities
Capital expenditures, including purchases and development
  of properties .....................................................    (17,408)    (17,861)
Proceeds from sale of oil and gas producing properties ..............       --            44
                                                                        --------    --------
Net cash used in investing activities ...............................   $(17,408)   $(17,817)
                                                                        --------    --------

Financing Activities
Proceeds from long-term borrowings ..................................      6,096       3,320
Payments on long-term borrowings ....................................       (719)     (2,827)
Deferred financing fees .............................................         (8)
Exercise of stock options ...........................................       --            10
                                                                        --------    --------
Net cash provided by financing activities ...........................      5,377         495
                                                                        --------    --------
Effect of exchange rate changes on cash .............................         (5)        (38)
                                                                        --------    --------
Increase (decrease) in cash .........................................     (3,754)         64

Cash, at beginning of period ........................................      7,605       2,004
                                                                        --------    --------

Cash, at end of period ..............................................   $  3,851    $  2,068
                                                                        ========    ========

Supplemental disclosures of cash flow information:
Interest paid .......................................................   $  4,935    $  4,414
                                                                        ========    ========






           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2002


Note 1. Basis of Presentation

     Theaccounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2001. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company, its wholly-owned foreign subsidiaries, Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and Grey Wolf Exploration Inc. ("Grey Wolf"). Minority interest in 2001 represents the minority shareholders' proportionate share of the equity and income of Grey Wolf prior to the Company's acquiring the remaining interest in September 2001.

     Canadian Abraxas' and Grey Wolf's assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.

     Certain prior years balances have been reclassified for comparative purposes.

Note 2.  Liquidity

     At March 31, 2002 the Company's current liabilities of approximately $98.2 million exceeded its current assets of $13.3 million. Included in current liabilities are trade payables of $17.8 million, revenues due third parties of $2.3 million, accrued interest of $9.4 million and current maturities of long-term debt of $63.9 million. Current maturities of long-term debt includes $63.5 million of the Second Lien Notes, due March 2003.

     Included in the $9.4 million of accrued  interest is $ 9.1 million of the $
11.0 million due May 1, 2002 on the Old Notes and the Second Lien Notes, which payment was not made. The Company has a 30-day grace period in which to make this $11.0 million payment before an "event of default" occurs. The total interest due is $11.0 million. Should such 30-day period expire without the interest payment being made, the event of default would also result in an event of default under the indenture related to the First Lien Notes. Such event of default would allow for the holders of the Old Notes, the First Lien Notes and the Second Lien Notes to declare the entire principal and unpaid interest on all of the Company's outstanding notes ($254.5 million) to be due and payable.

     The Company has four principal sources of liquidity going forward: (i) cash on hand, (ii) cash flow from operations, (iii) a production payment related to certain U.S. properties, and (iv) sale of assets and property. Grey Wolf also has availability under its financing agreement entered into in December 2001. The First Lien Notes indenture, the Second Lien Notes indenture and the Old Notes indenture substantially limit the use of proceeds from asset sales. Most of the Company's capital expenditures are discretionary and can be delayed to maintain current liquidity.

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

     The Company's wholly owned Canadian subsidiaries, Canadian Abraxas and Grey Wolf, entered into a definitive Purchase and Sale Agreement related to the sale of their interest in a natural gas plant and the associated reserves. The sale, effective March 1, 2002, is expected to close on or about May 23, 2002 with estimated net proceeds of US $21.5 million.

     The Company has recently engaged Randall & Dewey, Inc. to explore a potential sale of certain properties located in Texas. The data room was opened in March of 2002, with bids due in the second quarter of 2002. There are no definitive agreements related to this potential sale and there can be no assurance that any sale will occur or, if it does, the sales price that would be received.

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

     Due to our current debt levels and the restrictions contained in the indentures, our best opportunity for additional sources of capital will be through the disposition of assets and some of the other alternatives discussed above. We cannot assure you that we will be successful in any of our efforts to improve liquidity or that such efforts will produce enough cash to fund our operating and capital requirements, make our interest payments or to make the principal payments due on our First Lien Notes, Old Notes and Second Lien Notes. While the availability of capital resources and future liquidity cannot be predicted with certainty and is dependent upon a number of factors including factors outside of management's control, management believes that the net cash flow from operations plus cash on hand, cash available under other arrangements and the proceeds from the sale of properties will be adequate to fund operations and planned capital expenditures for the foreseeable future, and the repayment of the $63.5 million in principal amount of the First Lien Notes maturing in March 2003.

Note 3.  Long-Term Debt

         Long-term debt consists of the following:
                                                                                       March 31         December 31
                                                                                    -----------------------------------
                                                                                          2002              2001
                                                                                    ----------------- -----------------
                                                                                              (In thousands)
          11.5% Senior Notes due 2004 ("Old Notes") .............................      $       801       $       801
          12.875% Senior Secured Notes due 2003 ("First Lien Notes") ............           63,500            63,500
          11.5% Second Lien Notes due 2004 ("Second Lien Notes").................          190,178           190,178
          9.5% Senior Credit Facility ("Grey Wolf Facility"), providing for borrowings up to approximately US $96 million (CDN $150 million).
               Secured by the assets of Grey Wolf and non-recourse to Abraxas, net of US $2.1 and $2.3 million discount at March 31, 2002 and
               December 31, 2001, respectively..................................            29,112            22,944

          Production Payment  ...................................................            7,423             8,176
                                                                                    ----------------- -----------------
                                                                                           291,014           285,599
          Less current maturities ...............................................           63,911               415
                                                                                    ----------------- -----------------
                                                                                       $   227,103       $   285,184
                                                                                    ================= =================

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

              Year                                     Percentage
              ----                                     ----------
              2001.................................      102.875%
              2002 and thereafter..................      100.000%

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

     First Lien Notes. In March 1999, Abraxas consummated the sale of $63.5 million of the First Lien Notes. Interest on the First Lien Notes is payable semi-annually in arrears on March 15 and September 15, commencing September 15, 1999. Beginning March 15, 2002, the First Lien Notes are redeemable, in whole or in part, at the option of Abraxas at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

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

     On December 20, 2001, Grey Wolf entered into a credit facility with Mirant Canada Energy Capital, Ltd. ("Mirant Canada"). The Grey Wolf Facility
established a revolving credit facility with a commitment amount of CDN $150 million, (approximately US $96 million). Subject to certain restrictions, the borrowing base may be reduced at the discretion of Mirant Canada upon 30 days written notice. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date is December 20, 2007. The applicable interest rate charged on the outstanding balance under the Grey Wolf Facility is 9.5%. Any amounts in default will accrue interest at 15%. The Grey Wolf Facility is non-recourse to Abraxas and its properties, other than Grey Wolf properties, and Abraxas has no additional direct obligations to Mirant Canada under the facility.

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

     Upon receipt by the Company of a written request from Mirant Canada, the Company shall promptly, and in any event within 10 days of receipt of such request, have entered into one or more swap, hedge, floor, collar or similar agreements which are satisfactory to the lender at a price and for a term which is mutually acceptable to the Company and Mirant Canada.

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

Production Payment

     In October 1999 the Company entered into a non-recourse Dollar Denominated Production Payment agreement (the "Production Payment") with a third party. The Production Payment has an aggregate total availability of up to $50 million at 15% interest. The Production Payment relates to a portion of the production from several natural gas wells in South Texas. As of March 31, 2002, the Company had received $22.1 million under this agreement. The outstanding balance as of March 31, 2002 is $7.4 million.



Note 4. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:


                                                                              Three Months Ended March 31,
                                                                            -------------------------------
                                                                                2002               2001
                                                                            --------------- ---------------
Numerator:
  Numerator  for  basic  and  diluted  earnings  per  share - income  (in
     thousands) .........................................................   $     (8,699)   $        255

Denominator:
  Denominator for basic earnings per share - weighted-average shares ....     29,979,397      22,595,969

  Effect of dilutive securities:
     Stock options, Warrants and CVRs ...................................           --         4,681,387
                                                                            ------------    ------------

  Dilutive potential common shares
  Denominator for diluted earnings per share - adjusted  weighted-average
     shares and assumed Conversions .....................................     29,979,397      27,277,356




Basic earnings per share: ...............................................   $      (0.29)   $       0.01
                                                                            ============    ============

Diluted earnings per share: .............................................   $      (0.29)   $       0.01
                                                                            ============    ============

     For the three months ended March 31, 2002, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been losses in this period, dilutive shares would have been 45,982 shares for the three months ended March 31, 2002.

Contingent Value Rights ("CVRs")

     As part of the exchange offer consummated by the Company in December 1999, Abraxas issued contingent value rights or CVRs, which entitled the holders to receive up to a total of 105,408,978 of Abraxas common stock under certain circumstances as defined. On May 21, 2001, Abraxas issued 3,386,488 shares upon the expiration of the CVRs..

Note 5.  Guarantor Condensed Consolidating Financial Statements

     The following table presents condensed consolidating balance sheets of Abraxas, as a parent company, and its significant subsidiaries, Canadian Abraxas and Grey Wolf, as March 31, 2002 and December 31, 2001 and the related consolidating statements of operations for the three months ended March 31, 2002 and 2001. Canadian Abraxas is a guarantor of the First Lien Notes ($63.5 million) and jointly and severally liable with Abraxas for the Second Lien Notes ($190.2 million) and the Old Notes ($801,000). Grey Wolf is a non-guarantor with respect to the First Lien Notes the Second Lien Notes and the Old Notes.

         Condensed Consolidating Parent Company, Restricted Subsidiaries
                         and Non-Guarantor Balance Sheet
                                 March 31, 2002
                                 (In thousands)

                                                      Abraxas
                                                     Petroleum     Restricted                      Reclassifi-          Abraxas
                                                    Corporation    Subsidiary     Non-Guarantor      cations           Petroleum
                                                    Inc. Parent     (Canadian       Subsidiary         and          Corporation and
                                                     Company(1)     Abraxas)      (Grey Wolf)      eliminations      Subsidiaries
                                                   ----------------------------- --------------------------------- ----------------
Assets:
Current assets:
   Cash ....................................          $    (220)    $     1,215       $   2,856  $         -       $     3,851
   Accounts receivable, less allowance for
     doubtful accounts......................             15,642            777          12,320      (21,483)            7,256
   Equipment inventory .....................                970            178              12            -             1,160
   Other current assets ....................                230            696             124            -             1,050

                                                   -------------   -------------  ------------- --------------   ---------------
     Total current assets ..................             16,622          2,866          15,312      (21,483)           13,317
Property and equipment - net................            116,328       121,767           53,971             -          292,066
Deferred financing fees, net  ..............              2,393           950              121             -            3,464
Other assets ...............................            108,708           783                -     (109,044)              447
                                                   -------------   -------------   ------------ ---------------   --------------
   Total assets ............................          $ 244,051    $  126,366      $   69,404   $   (130,527)         309,294
                                                   =============   =============   ============ ================  ==============
Liabilities and Stockholder's deficit:
Current liabilities:
   Accounts payable .............................  $      10,060   $   17,461        $  13,992    $  (21,401)     $   20,112
   Accrued interest .............................          6,856        2,522                -             -           9,378
   Other accrued expenses .......................          1,521            -                -             -           1,521
   Hedge liability ..............................          1,791        1,465                -             -           3,256
   Current maturities of long-term debt .........         63,911            -               -              -          63,911
                                                    -------------   -------------   ------------ ---------------   --------------
     Total current liabilities ..................         84,139       21,448           13,992       (21,401)         98,178
Long-term debt ..................................        145,362       52,629           29,112             -         227,103
Deferred income taxes ...........................             -        16,885            2,857             -          19,742
Future site restoration  ........................             -         3,323              674             -           3,997
                                                   -------------   -------------   ------------ ---------------   --------------
                                                         229,501       94,285           46,635       (21,401)        349,020
Stockholders' equity (deficit)...................         14,550        32,081          22,769      (109,126)        (39,726)
                                                   -------------   -------------   ------------ ---------------   --------------
Total liabilities and stockholders' equity
(deficit)........................................    $   244,051   $  126,366        $  69,404    $ (130,527)     $  309,294
                                                   =============   =============   ============ ================  ==============

(1) Includes amounts for insignificant U.S. subsidiaries, Sandia and Wamsutter, which are guarantors of the First and Second Lien Notes. Sandia is also a guarantor of the Old Notes. Additionally, these subsidiaries are designated as Restricted Subsidiaries along with Canadian Abraxas.


         Condensed Consolidating Parent Company, Restricted Subsidiaries
                         and Non-Guarantor Balance Sheet
                                December 31, 2001
                                 (In thousands)

                                                        Abraxas
                                                     Petroleum     Restricted                      Reclassifi-          Abraxas
                                                    Corporation    Subsidiary     Non-Guarantor      cations           Petroleum
                                                    Inc. Parent     (Canadian       Subsidiary         and          Corporation and
                                                     Company(1)     Abraxas)      (Grey Wolf)      eliminations      Subsidiaries
                                                   ----------------------------- --------------------------------- ----------------
Assets:
Current assets:
   Cash ....................................            $  3,593   $     1,245      $   2,767   $         -       $     7,605
   Accounts receivable, less allowance for
     doubtful accounts......................              17,281           792          6,782       (16,808)            8,047
   Equipment inventory .....................               1,061          178              12              -            1,251
   Other current assets ....................                 250           99              94              -              443
                                                    -------------   -------------   ------------ ---------------   --------------
     Total current assets ..................              22,185         2,314          9,655       (16,808)           17,346
Property and equipment - net................             116,462      122,486          42,946              -          281,894
Deferred financing fees, net  ..............               2,779        1,042             107              -            3,928
Other assets ...............................             108,704          784           6,281      (115,321)              448
                                                   -------------   -------------   ------------ ---------------   --------------
   Total assets ............................          $ 250,130    $  126,626        $ 58,989    $ (132,129)      $   303,616
                                                   ============== =============-  ============= ===============   ==============
Liabilities and Stockholder's deficit:
Current liabilities:
   Accounts payable .............................     $   10,642   $   17,009       $   9,472     $  (22,985)     $   14,138
   Accrued interest .............................          5,000        1,009               4              -           6,013
   Other accrued expenses .......................          1,052            -              64              -           1,116
   Hedge liability ..............................            438          220               -              -             658
   Current maturities of long-term debt .........            415            -               -              -             415
                                                    -------------   -------------   ------------ ---------------   --------------
     Total current liabilities ..................         17,547       18,238           9,540        (22,985)         22,340
Long-term debt ..................................        209,611       52,629          22,944              -         285,184
Deferred income taxes ...........................             -        17,718           2,903              -          20,621
Future site restoration  ........................             -         3,399             657              -           4,056
                                                    -------------   -------------   ------------ ---------------   --------------
                                                          227,158      91,984          36,044        (22,985)        332,201

Stockholders' equity (deficit)...................          22,972       34,642         22,945       (109,144)        (28,585)
                                                    -------------   -------------   ------------ ---------------   --------------
Total liabilities and stockholders' equity
(deficit)........................................     $   250,130  $   126,626      $  58,989     $ (132,129)     $  303,616
                                                    =============  ==============  ============= ===============   ==============

        Condensed Consolidating Parent Company, Restricted Subsidiary and
                      Non-Guarantor Statement of Operations
                    For the three months ended March 31, 2002
                                 (In thousands)

                                                          Abraxas
                                                     Petroleum     Restricted                      Reclassifi-        Abraxas
                                                    Corporation    Subsidiary     Non-Guarantor      cations         Petroleum
                                                    Inc. Parent     (Canadian       Subsidiary         and        Corporation and
                                                     Company(1)     Abraxas)      (Grey Wolf)      eliminations    Subsidiaries
                                                     -----------    -----------   ------------    ------------    ------------
Revenues:
   Oil and gas production revenues ...............   $    4,461       $  3,794     $   2,631       $     -        $   10,886
   Gas processing revenues .......................            -           552            118             -               670
   Rig revenues ..................................          151              -             -             -               151
   Other  ........................................            4             55            41             -               100
                                                     -----------    -----------   ------------    ------------    ------------
                                                           4,616        4,401          2,790             -            11,807
Operating costs and expenses:
   Lease operating and production taxes ..........         1,878        1,324            707             -             3,909
   Depreciation, depletion, and amortization .....         2,253        3,169          1,392             -             6,814
   Rig operations ................................           121            -              -             -               121
   General and administrative ....................           900          511            287             -             1,698
                                                     -----------    -----------   ------------    ------------    ------------
                                                           5,152        5,004           2,386            -            12,542
                                                     -----------    -----------   ------------    ------------    ------------
Operating income (loss)...........................        (536)            (603)          404            -              (735)

Other (income) expense:
   Interest income ...............................           (33)           -               -            -               (33)
   Amortization of deferred financing fees........           331             90             6            -               427
   Interest expense...............................         6,235          1,682           496            -             8,413
                                                     -----------    -----------   ------------    ------------    ------------
                                                           6,533          1,772           502            -             8,807
                                                     -----------    -----------   ------------    ------------    ------------
Income (loss) from operations before income tax
   and extraordinary item.........................        (7,069)        (2,375)          (98)            -           (9,542)
Income tax expense (benefit)......................             -           (802)          (41)            -             (843)
                                                     -----------    -----------   ------------    ------------    ------------
Net  income (loss)................................ $     (7,069)       $ (1,573)  $       (57)      $     -       $   (8,699)
                                                     ===========    ===========   ============    ============    ============

        Condensed Consolidating Parent Company, Restricted Subsidiary and
                      Non-Guarantor Statement of Operations
                    For the three months ended March 31, 2001
                                 (In thousands)

                                                        Abraxas
                                                     Petroleum     Restricted                      Reclassifi-        Abraxas
                                                    Corporation    Subsidiary     Non-Guarantor      cations         Petroleum
                                                    Inc. Parent     (Canadian       Subsidiary         and        Corporation and
                                                     Company(1)     Abraxas)      (Grey Wolf)      eliminations    Subsidiaries
                                                     -----------    -----------   ------------    ------------    ------------
Revenues:
   Oil and gas production revenues ...............    $    13,031    $    9,642    $    5,576    $        -        $    28,249
   Gas processing revenues .......................              -           368            68             -                436
   Rig revenues ..................................            183             -             -             -                183
   Other  ........................................              3           129            86             -                218
                                                      -----------    -----------   ------------    ------------    ------------
                                                           13,217        10,139         5,730             -             29,086

Operating costs and expenses:
   Lease operating and production taxes ..........          2,667         1,699           493             -              4,859
   Depreciation, depletion, and amortization .....          3,204         4,252         1,385             -              8,841
   Rig operations ................................            153             -             -             -                153
   General and administrative ....................          1,315           448           346             -              2,109
   General and administrative (Stock-based
     Compensation)................................            931             -             -             -                931
                                                       -----------   -----------   ------------    ------------    ------------
                                                            8,270         6,399         2,224             -             16,893
                                                       -----------   -----------   ------------    ------------    ------------
Operating income (loss)...........................          4,947         3,740         3,506             -             12,193

Other (income) expense:
   Interest income ...............................           (399)            -             -           383                (16)
   Amortization of deferred financing fees........            347           108             -             -                455
   Interest expense ..............................          6,172         1,887           105          (383)             7,781
   Other .........................................             16             -             -             -                 16
                                                      -----------    -----------   ------------    ------------    ------------
                                                            6,136         1,995           105             -              8,236
                                                      -----------    -----------   ------------    ------------    ------------
Income (loss) from operations before income tax
   and extraordinary item.........................         (1,189)        1,745         3,401             -              3,957
Income tax expense (benefit)......................              -         1,179         1,597             -              2,776
Minority interest in income of consolidated                                                                                112
   foreign subsidiary ............................              -             -             -          (926)              (926)
                                                      -----------    -----------   ------------    ------------    ------------
Net income (loss).................................    $    (1,189)   $    566        $  1,804    $     (926)      $        255
                                                      ===========    ===========   ============    ============    ============

           Condensed Consolidating Partent, Restricted Subsidiary and
                      Non-Guarantor Statement of Cash Flow
                    For the three months ended March 31, 2002
                                 (In thousands)

                                                        Abraxas
                                                     Petroleum     Restricted                      Reclassifi-        Abraxas
                                                    Corporation    Subsidiary     Non-Guarantor      cations         Petroleum
                                                    Inc. Parent     (Canadian       Subsidiary         and        Corporation and
                                                     Company(1)     Abraxas)      (Grey Wolf)      eliminations    Subsidiaries
                                                   --------------   ------------   -------------   --------------- --------------
Operating Activities
Net loss ....................................        $    (7,069)   $    (1,573)    $     (57)     $                $      (8,699)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Depreciation, depletion, and
       amortization .........................              2,253          3,169         1,392              -                6,814
     Deferred income tax benefit.............                  -           (802)          (41)             -                 (843)
     Amortization of deferred financing fees.                331             90             6              -                  427
     Amortization of debt discount...........                  -              -           113                                 113
     Changes in operating assets and
       liabilities:
         Accounts receivable ................              1,639           (612)           72              -                1,099
         Equipment inventory ................                 91              -             -              -                   91
         Other  .............................                 16            (90)          (13)             -                  (87)
         Accounts payables and accrued
           expenses .........................              1,743          2,532         5,092              -                9,367
                                                   --------------   ------------   -------------   --------------- --------------
Net cash provided (used) by operating
   activities ...............................               (996)         2,714         6,564              -                8,282

Investing Activities
Capital expenditures, including purchases
   and development of properties ............              (2,119        (2,740)      (12,549)             -              (17,408)
                                                   --------------   ------------   -------------   --------------- --------------
Net cash  used by investing activities ......              (2,119)       (2,740)      (12,549)             -              (17,408)

Financing Activities
Proceeds from long-term borrowings ..........                  -              -         6,096              -                6,096
Payments on long-term borrowings ............               (698)             -           (21)             -                 (719)
                                                   --------------   ------------   -------------   --------------- --------------
Net cash provided (used) by financing
 Activities..................................               (698)             -         6,075              -                5,377
                                                   --------------   ------------   -------------   --------------- --------------
                                                                                                           -
Effect of exchange rate changes on cash .....                  -             (4)           (1)             -                   (5)
                                                   --------------   ------------   -------------   --------------- --------------
Increase (decrease) in cash .................             (3,813)           (30)           89              -               (3,754)
Cash at beginning of year ...................              3,593          1,245         2,767              -                7,605
                                                   --------------   ------------   -------------   --------------- --------------
Cash at end of year..........................         $     (220)  $      1,215   $     2,856    $          -       $       3,851
                                                   ==============   ============   =============   =============== ==============

           Condensed Consolidating Partent, Restricted Subsidiary and
                      Non-Guarantor Statement of Cash Flow
                    For the three months ended March 31, 2001
                                 (In thousands)

                                                        Abraxas
                                                     Petroleum     Restricted                      Reclassifi-        Abraxas
                                                    Corporation    Subsidiary     Non-Guarantor      cations         Petroleum
                                                    Inc. Parent     (Canadian       Subsidiary         and        Corporation and
                                                     Company(1)     Abraxas)      (Grey Wolf)      eliminations    Subsidiaries
                                                   --------------   ------------   -------------   --------------- --------------
Operating Activities
Net income (loss) ...........................          $   (1,189)$      566      $   1,804          $  (926)      $       255
Adjustments to reconcile net income (loss)
 to net cash provided by operating  activities:
     Minority interest in income of foreign
       subsidiary ...........................                   -           -              -             926                926
     Depreciation, depletion, and
       amortization .........................               3,204       4,252         1,385                -              8,841
     Deferred income tax expense (benefit)...                   -       1,114         1,581                -              2,695
     Amortization of deferred financing fees.                 347         108              -               -                455
     Stock-based compensation ...............                 931           -              -               -                931
     Changes in operating assets and
       liabilities:
         Accounts receivable ................               8,475      (1,456)       (1,062)             628              6,585
         Equipment inventory ................                  44             -            -               -                 44
         Other  .............................                (141)            -           87               -                (54)
         Accounts payables and accrued
           expenses .........................              (4,668)       2,415         (373)            (628)            (3,254)
                                                   --------------   ------------   -------------   --------------- --------------
Net cash provided by operating activities ...               7,003        6,999        3,422                -             17,424

Investing Activities
Capital expenditures, including purchases
   and development of properties ............              (6,872)      (6,736)      (4,253)               -            (17,861)
Proceeds from sale of oil and gas
   properties ...............................                   -           32           12                -                 44
                                                   --------------   ------------   -------------   --------------- --------------
Net cash  provided (used) by investing
   activities ...............................              (6,872)      (6,704)      (4,241)               -            (17,817)

Financing Activities
Proceeds from long-term borrowings ..........               2,500             -         820               -               3,320
Payments on long-term borrowings ............              (2,827)            -            -              -              (2,827)
Exercise of stock options ...................                  10             -            -              -                  10
Deferred financing fees......................                  (8)            -            -              -                  (8)
                                                   --------------   ------------   -------------   --------------- --------------
Net cash provided  (used) by  financing
   activities ...............................                (325)            -         820               -                 495
                                                   --------------   ------------   -------------   --------------- --------------
                                                                                                          -
Effect of exchange rate changes on cash .....                  -            (37)         (1)              -                 (38)
                                                   --------------   ------------   -------------   --------------- --------------
Increase (decrease) in cash .................                (194)          258            -              -                  64
Cash at beginning of period .................                 326         1,678            -              -               2,004
                                                   --------------   ------------   -------------   --------------- --------------



Cash at end of period........................       $         132     $   1,936   $        -     $        -        $      2,068
                                                   ==============   ============   =============   ===============  =============

Note 6. Business Segments

    Business segment information about our first quarter operations in different geographic areas is as follows:

                                                             Three Months Ended March 31, 2002
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
   Revenues ................................        $       4,616       $       7,191     $       11,807
                                                 ==================  ================== ===================
   Operating profit ........................        $         454       $        (199)    $          255
                                                 ==================  ==================
   General corporate .......................                                                        (990)
   Interest expense and amortization of
      deferred financing fees ..............                                                      (8,807)
                                                                                         -------------------
      Income before income taxes ...........                                              $       (9,542)
                                                                                        ===================
   Identifiable assets at March 31, 2002 ...        $     177,214       $     127,505     $      304,719
                                                 ==================  ==================
   Corporate assets ........................                                                       4,575
                                                                                        -------------------
      Total assets .........................                                              $      309,294
                                                                                        ===================

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
                                                                                        ===================

                                                               Year Ended December 31, 2001
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
   Identifiable assets......................        $     124,993       $     174,063     $      299,056
                                                 ==================  ==================
   Corporate assets.........................                                                       4,657
                                                                                        -------------------
      Total assets..........................                                              $      303,713
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

     The following table sets forth the Company's hedge position as of March 31, 2002.

             Time Period                      Notional Quantities                     Price              Fair Value
-------------------------------------- ---------------------------------- ------------------------------ ------------
April 1, 2002 - October 31, 2002       20,000 Mcf/day of natural gas      Fixed price swap $2.60-$2.95   $(3.3)
                                       or 1,000 Bbl/day of crude oil      natural gas or                 million
                                                                          $18.90 Crude oil

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

     During the first quarter of 2002 the fair value of the hedge increased by $2.6 million. For the three months ended March 31, 2002, the ineffective portion of the cash flow hedges were not material

     As of March 31, 2002, $2.6 million of deferred net losses on derivative instruments were recorded in other comprehensive income, of which $2.6 million is expected to be reclassified to earnings during the next seven-month period.

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

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of March 31, 2002, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $1.4 million and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $1.4 million.

Note 8. Contingencies

     Litigation - In 2001 the Company and a limited partnership, of which a subsidiary of the Company is the general partner (the "Partnership"), were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company and the Partnership related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company and the Partnership have filed an appeal. The Company believes these charges are without merit. The Company has established a reserve in the amount of $845,000, which represents the Company's interest in the judgment.

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

     Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2002, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company

Note 9. Comprehensive Income

    Comprehensive income includes net income, losses and certain items recorded directly to Stockholder's Equity and classified as Other Comprehensive Income.

    The following table illustrates the calculation of comprehensive income
(loss) for the quarter ended March 31, 2002:

                                                                                             Three Months Ending
                                                                                                March 31, 2002
                                                                                                (In thousands)
                                                                                       ---------------------------------
Accumulated other comprehensive loss at December 31, 2001.......................                         $     (13,561)
   Net loss.....................................................................       $        (8,699)
Other Comprehensive loss :
   Hedging derivatives (net of tax) - See Note 6
     Change in fair market value of outstanding hedge positions.................                (2,075)
   Foreign currency translation adjustment......................................                  (367)
                                                                                           -------------
Other comprehensive loss........................................................                (2,442)         (2,442)
                                                                                           -------------
Comprehensive loss..............................................................               (11,141)
                                                                                           =============    ------------
Accumulated other comprehensive loss at March 31, 2002..........................                         $     (16,003)
                                                                                                            ============

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of perations
-------------------------------------------------------------------------------

     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2001.

General

     We have incurred net losses in three of the last four years and the quarter ended March 31, 2002, and there can be no assurance that operating income and net earnings will be achieved in future periods. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. During 2001 crude oil and natural gas prices weakened substantially from the 2000 levels. Prices improved during the first quarter of 2002 from their year end 2001 levels. In addition, because our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we are successful in acquiring properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. If crude oil and natural gas prices return to the depressed levels experienced in the last six months of 2001, or if our production levels decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected.

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

     Price volatility in the natural gas market has remained prevalent in the last few years. In the first quarter of 2002, we experienced a decline in energy commodity prices from the prices that we received in the first quarter of 2001. During the first quarter of 2001, we had certain crude oil and natural gas hedges in place that prevented us from realizing the full impact of a favorable price environment. In January 2001, the market price of natural gas was at its highest level in our operating history and the price of crude oil was also at a high level. However, over the course of 2001 and the beginning of the first quarter of 2002, prices again became depressed, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase.

     The table below illustrates how natural gas prices fluctuated over the course of 2001 and the first quarter of 2002. "Index" represents the last three days average of NYMEX traded contracts index price. The "Realized" price is the natural gas price realized by the Company during the quarter, and it includes the impact of our hedging activities.

(in $ per Mcf)           Natural Gas Prices by Quarter


                                  Quarter ended
                              -------------------------------------------------------------------------
                               March 31,     June 30,     September 30,     December 31,    March 31,
                                  2001         2001            2001             2001          2002
                              ------------- ------------ ----------------- --------------- -------------
           Index                 $ 7.27       $ 4.82          $ 2.98           $ 2.47        $   2.38
           Realized                4.85         3.41            2.26             2.09            2.21

         The NYMEX natural gas price on May 14, 2002 was $3.85 per Mcf.

     Prices for crude oil have followed a similar path as the commodity market fell throughout 2001and the quarter of 2002. The table below contains the last three days average of NYMEX traded contracts index price ("Index") and the prices realized by the Company during each quarter for 2001 and the first quarter of 2002..

(in $ per Bbl)                              Crude oil Prices by Quarter

                                  Quarter ended
                              ------------------------------------------------------------------------------
                               March 31,     June 30,     September 30,     December 31,    March 31, 2002
                                  2001         2001            2001             2001           2002
                              ------------- ------------ ----------------- --------------- -----------------
           Index                $ 29.86       $ 27.94        $ 26.50          $ 22.12       $    19.48
           Realized               27.22         25.32          25.06            18.72            16.64

         The NYMEX crude oil price on May 14, 2002 was $29.36 per Bbl.


     Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments.

     As of March 31, 2002, Barrett Resources Corporation ("Barrett") had a swap call on either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barrett's option at fixed prices ($18.90 for crude oil or $2.95 to $2.60 for natural gas) through October 31, 2002. As of March 31, 2002, the fair market value of the remaining fixed price hedge agreement was a liability of approximately $3.3 million, which is expected to be charged to revenues in 2002.

     Selected operating data. The following table sets forth certain of our operating data for the periods presented.

                                                      Three Months Ended
                                                          March 31,
                                              ---------------------------------
                                                     2002              2001
                                                  -----------    --- ----------
Operating Revenue (in thousands):
Crude Oil Sales   ...........................  $       1,232      $      3,602
Natural Gas Sales ...........................          8,782            22,426
Natural Gas Liquids Sales....................            872             2,221
Processing Revenue...........................            670               436
Rig Operations...............................            151               183
Other........................................            100               218
                                                  -----------    --- ----------
                                               $      11,807      $     29,086
                                                  ===========    === ==========

Operating Income (Loss) in thousands)........  $       (735)      $     12,193
Crude Oil Production (MBBLS).................           74.0             132.3
Natural Gas Production (MMCFS)...............        3,973.1           4,626.8
Natural Gas Liquids Production (MBBLS).......           68.4              78.1
Average Crude Oil Sales Price ($/BBL)........  $       16.64      $      27.22
Average Natural Gas Sales Price ($/MCF)......  $        2.21      $       4.85
Average Liquids Sales Price ($/BBL)..........  $       12.76      $      28.44

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

     Operating Revenue. During the three months ended March 31, 2002, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $10.9 million compared to $28.2 million in the three months ended March 31, 2001. The decrease in revenue was primarily due to decreased prices realized during the period, and by a decline in production volumes. Lower commodity prices impacted crude oil and natural gas revenue by $14.8 million while reduced production volumes had a $2.5 million negative impact on revenue.

     Average sales prices net of hedging losses for the quarter ended March 31, 2002 were:

o $ 16.64 per Bbl of crude oil,
o $ 12.76 per Bbl of natural gas liquid, and
o $  2.21 per Mcf of natural gas

 Average sales prices net of hedging losses for the quarter ended March 31, 2001 were:

o $27.22 per Bbl of crude oil,
o $28.44 per Bbl of natural gas liquid, and
o $ 4.85 per Mcf of natural gas

Crude oil production volumes declined from 132.3 MBbls during the quarter ended March 31, 2001 to 74.0 MBbls for the same period of 2002, primarily as a result of the de-emphasis on crude oil drilling in prior periods, a natural decline in production and the sale of non-core properties in 2001. Natural gas production volumes declined to 3,973.1 MMcf for the three months ended March 31, 2002 from 4,626.8 MMcf for the same period of 2001. This decline was primarily due to the sale of non-core properties in late 2001 and the natural decline in production, partially offset by new production from current drilling activities.

     Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended March 31, 2002 decreased to $3.9 million from $4.9 million for the same period in 2001. The decrease in LOE is primarily due to a decrease in production tax expense due to higher commodity prices in the quarter ended March 31, 2001 compared to the same period of 2002. Our LOE on a per MCFE basis for the three months ended March 31, 2002 was $0.81 per MCFE compared to $0.82 for the same period of 2001. The decrease in the per MCFE expense was due to a reduced expense offset by a decline in production volumes in the first quarter of 2002 compared to the same period in 2001.

     General and adminsitrative ("G&A") Expenses. G&A expenses decreased from $2.1 million for the first three months of 2001 to $1.7 million for the first three months of 2002. G&A expense on a per MCFE basis was $0.34 for the first quarter of 2002 compared to $0.36 for the same period of 2001. The decrease in G&A expense was primarily due to a decrease in consulting fees in the first quarter of 2002 as compared to the first quarter of 2001. Additionally we incurred higher medical insurance cost in the first quarter of 2001 compared to the same period of 2002. The decrease in G&A expense on a per MCFE basis was due to lower cost offset by a decline in production volumes during the first quarter of 2002 compared to the same period in 2001.

     G&A -  Stock-based  Compensation.  Effective  July 1, 2000,  the  Financial
Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 per share on all options with an existing exercise price greater than $2.06 per share. We recognized approximately $931,000 as stock-based compensation expense during the quarter ended March 31, 2001 related to these repricings. During 2002, we did not recognize any stock -based compensation due to the decline in the price of our common stock.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased to $6.8 million for the three months ended March 31, 2002 from $8.8 million for the same period of 2001. Our DD&A on a per MCFE basis for the three months ended March 31, 2002 was $1.42 per MCFE compared to $1.50 in 2001. These decreases were due to a reduction in the full cost pool as the result of a ceiling limitation write-down relating to our Canadian producing properties at December 31, 2001 as well as reduced production volumes in 2002.

     Interest Expense. Interest expense increased to $8.4 million for the first three months of 2002 compared to $7.8 million in 2001. The increase was due to an increase in long-term debt primarily relating to the Grey Wolf facility.

     Minority interest. We owned a 49% interest in the earnings of Grey Wolf through August 2001. The consolidated financial statements include the results of Grey Wolf. The net income attributable to the minority interest in Grey Wolf for the first thee months of 2001 was $926,000. As of March 31, 2002, we owned 100% of the outstanding capital stock of Grey Wolf. We obtained the additional interest in Grey Wolf pursuant to a tender offer and subsequent compulsory merger, completed in September 2001.

    Income taxes. Income taxes decreased to a benefit of $843,000 for the first three months of 2002 compared to an expense of $2.8 million for the same period of 2001. This decrease is due to reduced profitability in our operations, primarily as a result of lower commodity prices.

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

     Our sources of capital are primarily cash on hand, cash from operating activities, the sale of properties and financing activities, including sales of production payments to Mirant Americas and funding from the Grey Wolf Facility with Mirant Canada. Our overall liquidity depends heavily on the prevailing prices of crude oil and natural gas and our production volumes of crude oil and natural gas. Significant down-turns in commodity prices, such as that experienced in the last six months of 2001 and the first quarter of 2002, can reduce our cash from operating activities. Although we have hedged a portion of our natural gas and crude oil production and may continue this practice, future crude oil and natural gas price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Prices for natural gas and crude oil have increased substantially since March 31, 2002; however, we cannot assure you that these prices can be sustained in the future. Furthermore, low crude oil and natural gas prices could affect our ability to raise capital on terms favorable to us. Similarly, our cash flow from operations will decrease if the volume of crude oil and natural gas produced by us decreases. Our production volumes will decline as reserves are produced. In addition, we have sold, and intend to continue to sell, certain of our properties. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. While we have had some success in pursuing these activities, we have not been able to fully replace the production volumes lost from natural field declines and property sales

     The Company deferred an interest payment of $11 million dollars, related to Old Notes and the Second Lien Notes, due on May 1, 2002. The Company has a 30-day grace period in which to make this $11 million payment before an "event of default" occurs. Should such 30-day period expire without the interest payment being made, the event of default would also result in an event of default under the indenture related to the First Lien Notes. Such event of default would allow for the holders of the Old Notes, the First Lien Notes and the Second Lien Notes to declare the entire principal and unpaid interest on all of the Company's outstanding notes($254.5 million) to be due and payable.

     Working Capital. At March 31, 2002, we had current assets of $13.3 million and current liabilities of $98.2 million resulting in a working capital deficit of $84.9 million. This compares to a working capital deficit of $5.0 million at December 31, 2001 and working capital deficit of $31.1 million at March 31, 2001. The majority of our current liabilities at March 31, 2002, were current maturities of long-term debt of $63.9 million, including $63.5 million of our Fires Lien Notes due March 2003, trade accounts payable of $17.8 million, revenues due third parties of $2.3 million, accrued interest of $9.4 million and hedge liability of $3.3 million. Our capital resources and liquidity are affected by the timing of our interest payments of approximately $4.1 million each March 15, $11.0 million each May 1, $4.1 million each September 15, and $11.0 million each November 1. As a result of these periodic interest payments on our outstanding debt obligations, our cash balances will decrease dramatically on certain dates during the year.

     We will need additional funds in the future for both the development of our assets and the service of our debt, including the payment of periodic interest and the repayment of the $63.5 million in principal amount of the First Lien Notes maturing in March 2003 and the $191.0 million of the Second Lien Notes and Old Notes maturing in November 2004. In order to meet the goals of developing our assets and servicing our debt obligations, we will be required to obtain additional sources of capital and/or reduce or reschedule our existing cash requirements. In order to do so, we may pursue one or more of the following alternatives:

     o   refinancing existing debt;
     o   repaying debt with proceeds from the sale of assets;
     o   exchanging debt for equity;
     o   managing the timing and reducing the scope of our capital expenditures;
     o issuing debt or equity securities or otherwise raising additional funds; or
     o selling all or a portion of our existing assets, including interests in our assets.

There can be no assurance that any of the above alternatives, or some combination thereof, will be available or, if available, will be on terms acceptable to us. In addition, the volatility of crude oil and natural gas prices reduce our cash flow from operations.

Capital expenditures. Capital expenditures, excluding property divestitures during the first three months of 2002, were $17.4 million compared to $17.8 million during the same period of 2001. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 2002 and 2001.

                                                               Three Months Ended
                                                                    March 31
                                                   --------------------------------------------
                                                           2002                    2001
                                                   ---------------------- ---------------------
Expenditure category (in thousands):
  Acquisitions...................................  $             28         $             22
  Development....................................            17,249                   17,726
  Facilities and other...........................               131                       88
                                                       ---------------          ---------------
      Total......................................  $         17,408         $         17,836
                                                       ===============          ===============

     Investing activities used $17.4 million net during the first three months of 2002, which was utilized primarily for the development of crude oil and natural gas properties and other facilities. This compares to using $17.8 million net during the first three months of 2001, which was utilized for the development of crude oil and natural gas properties and other facilities.

     As cash flow permits our current budget for capital expenditures for the last nine months of 2002 other than acquisition expenditures is approximately $20.0 million. The remaining portion of such expenditures is largely discretionary and will be made primarily for the development of existing properties. Additional capital expenditures may be made for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline, our cash flows will decrease which may result in a further reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we will not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     2002         2001
                                                  -----------   ---------
Net cash provided by operating activities    $         8,282  $   17,424
Net cash provided by financing activities              5,377         495
Net cash used in investing activities                (17,408)    (17,817)
                                                  -----------   ---------
Total                                        $        (3,749) $      102
                                                  ===========   ==========

     Operating activities during the three months ended March 31, 2002 provided us $8.3 million cash compared to $17.4 million in the same period in 2001. Net loss plus non-cash expense items during 2002 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities provided $5.4 million for the first three months of 2002 compared to providing $495,000 for the same period of 2001.

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

     In March 2002, our wholly owned Canadian subsidiaries, Grey Wolf and Canadian Abraxas, entered into a definitive Purchase and Sale Agreement related to the sale of their interest in a natural gas plant and the associated reserves. The sale, effective March 1, 2002, is scheduled to close in the second quarter of 2002 with estimated net proceeds of US $21.5 million.

     We have also recently engaged Randall & Dewey, Inc. to explore a potential sale of certain properties located in Texas. The data room was opened in March of 2002, with bids due in the second quarter of 2002. There are no definitive agreements related to any potential sale and we cannot assure you that any sale will occur or, if it does, the sale price that we would receive.

     The Company deferred an interest payment of $11 million dollars, related to Old Notes and the Second Lien Notes, due on May 1, 2002. The Company has a 30-day grace period in which to make this $11 million payment before an "event of default" occurs Should such 30-day period expire without the interest payment being made, the event of default would also result in an event of default under the indenture related to the First Lien Notes. Such event of default would allow for the holders of the Old Notes, the First Lien Notes and the Second Lien Notes to declare the entire principal and unpaid interest on all of the Company's outstanding notes ($254.5 million) to be due and payable.

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

Contractual Obligations

     We are committed to making cash payments in the future on the following types of agreements:

     o   Long-term debt
     o   Operating leases for office facilities

     We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2002.

                                                                Payments due in:
                                   ----------------------------------------------------------------------------
Contractual Obligations
                                   ----------------------------------------------------------------------------
                                                                                                   2005 and
                                       Total           2002           2003            2004           after
---------------------------------- ----------------------------------------------------------------------------
                                                              Dollars in thousands
---------------------------------- --------------- -------------- -------------- --------------- --------------
Long-Term Debt (1) (2)                   $283,591  $          -          $63,500        $190,979  $  29,112 (3)
Operating Leases (4)                        1,381            396             336             236        413

(1) Includes $63.5 million of the First Lien Notes, $191.0 million of the Old Notes and Second Lien Notes, $29.1 million under the Grey Wolf Facility and $7.4 million under the production payment with Mirant Americas.

(2) Mirant Americas is paid a percentage of revenue from South Texas wells on which they have advanced production payments, the amount of the future payments is dependent on production from the subject wells. As a result, no payments are reflected in the table.

(3) The Grey Wolf Facility does not have scheduled repayments of principal prior to its maturing in 2007. Instead, Grey Wolf is required to pay its net cash flow on a monthly basis to Mirant Canada. We have included the entire amount outstanding under the Grey Wolf Facility at March 31, 2002 ($29.1 million) although we will be making payments prior to 2007. For more information on the Grey Wolf Facility, you should read the description under "Grey Wolf Facility."

(4) Office lease obligations.

 Other obligations

     We make and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil and natural gas. In the past, we have funded our operations and capital expenditures primarily through cash flow from operations, sales of properties, sales of production payments to Mirant Americas and borrowings under our bank credit facilities and other sources. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion. As cash flow permits our capital expenditure budget for the remainder of 2002 for existing operations and leaseholds is approximately $20 million.

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

            Year                                              Percentage
            ----                                              ----------
            2001............................................  102.875%
            2002 and thereafter.............................  100.000%

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

     The First Lien Notes indenture provides, among other things, that Abraxas may not, and may not cause or permit the Restricted Subsidiaries, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas or any other Restricted
Subsidiary, guarantee any indebtedness of Abraxas or any other Restricted Subsidiary or transfer any of its assets to Abraxas or any other Restricted Subsidiary except for such encumbrances or restrictions existing under or by reason of:

         (1) applicable law;

         (2) the First Lien Notes indenture;

         (3)customary non-assignment provisions of any contract or any lease governing leasehold interest of such subsidiaries;

         (4)any instrument governing indebtedness assumed by us in an acquisition, which encumbrance or restriction is not applicable to such Restricted Subsidiary or the properties or assets of such subsidiary other than the entity or the properties or assets of the entity so acquired;

         (5)agreements existing on the Issue Date (as defined in the First Lien Notes indenture) to the extent and in the manner such agreements were in effect on the Issue Date;

         (6)customary restrictions with respect to subsidiaries of Abraxas pursuant to an agreement that has been entered into for the sale or disposition of capital stock or assets of such Restricted Subsidiary to be consummated in accordance with the terms of the First Lien Notes indenture or any Security Documents (as defined in the First Lien Notes indenture) solely in respect of the assets or capital stock to be sold or disposed of;

         (7)any instrument governing certain liens permitted by the First Lien Notes indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or

         (8)an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (2), (4) or (5) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the First Lien Notes in any material respect as determined by the Board of Directors of Abraxas in their reasonable and good faith judgment that the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (2), (4) or (5) and do not extend to or cover any new or additional property or assets and, with respect to newly created liens, (A) such liens are expressly junior to the liens securing the First Lien Notes, (B) the refinancing results in an improvement on a pro forma basis in Abraxas' Consolidated EBITDA Coverage Ratio (as defined in the First Lien Notes indenture) and
            (C) the instruments creating such liens expressly subject the foreclosure rights of the holders of the refinanced indebtedness to a stand-still of not less than 179 days.

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

     The Second Lien Notes indenture provides, among other things, that Abraxas and Canadian Abraxas may not, and may not cause or permit the Restricted Subsidiaries, to, directly or indirectly, create or otherwise cause to permit to exist or become effective any encumbrance or restriction on the ability of such subsidiary to pay dividends or make distributions on or in respect of its capital stock, make loans or advances or pay debts owed to Abraxas, Canadian Abraxas or any other Restricted Subsidiary, guarantee any indebtedness of Abraxas, Canadian Abraxas or any other Restricted Subsidiary or transfer any of its assets to Abraxas, Canadian Abraxas or any other Restricted Subsidiary except for such encumbrances or restrictions existing under or by reason of:

         (1) applicable law;

         (2)the Old Notes indenture, the First Lien Notes indenture, or the Second Lien Notes indenture;

         (3)customary non-assignment provisions of any contract or any lease governing leasehold interest of such subsidiaries;

         (4)any instrument governing indebtedness assumed by us in an acquisition, which encumbrance or restriction is not applicable to such Restricted Subsidiary or the properties or assets of such subsidiary other than the entity or the properties or assets of the entity so acquired;

         (5)agreements existing on the Issue Date (as defined in the Second Lien Notes indenture) to the extent and in the manner such agreements were in effect on the Issue Date;

         (6)customary restrictions with respect to subsidiaries of Abraxas and Canadian Abraxas pursuant to an agreement that has been entered into for the sale or disposition of capital stock or assets of such Restricted Subsidiary to be consummated in accordance with the terms of the Second Lien Notes solely in respect of the assets or capital stock to be sold or disposed of;

         (7)any instrument governing certain liens permitted by the Second Lien Notes indenture, to the extent and only to the extent such instrument restricts the transfer or other disposition of assets subject to such lien; or

         (8)an agreement governing indebtedness incurred to refinance the indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (2), (4) or (5) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such refinancing indebtedness are no less favorable to the holders of the Second Lien Notes in any material respect as determined by the Board of Directors of Abraxas in their reasonable and good faith judgment that the provisions relating to such encumbrance or restriction contained in the applicable agreement referred to in such clause (2), (4) or (5).

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

     The following table sets forth the Company's position as of March 31, 2002.

              Time Period                     Notional Quantities                   Price                Fair Value
---------------------------------------- ------------------------------ ------------------------------ ----------------
April 1, 2002 - October 31, 2002         20,000 Mcf/day of natural      Fixed price swap $2.60-$2.95   $(3.3) million
                                         gas  or 1,000 Bbl/day of       natural gas or
                                         crude oil                      $18.90 Crude oil

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

     During the first quarter of 2002 the fair value of outstanding liabilities decreased by $2.6 million. For the three months ended March 31, 2002, the ineffective portion of the cash flow hedges were not material.

     As of March 31, 2002, $2.6 million of deferred net losses on derivative instruments were recorded in Other Comprehensive Income/Loss, which is expected to be reclassified to earnings during the next seven-month period.

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

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of March 31, 2002, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $1.4 million and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $1.4 million.

Net Operating Loss Carryforwards.

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

     In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $39,670,000 for deferred tax assets at December 31, 2001 and March 31,2002.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     Our exposure to market risk rests primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manage crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Assuming the production levels we attained during the three months ended March 31, 2002, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income (loss) by approximately $1.1 million for the three months ended March 31, 2002.

Hedging Sensitivity

     The fair value of our hedge instrument was determined based on NYMEX forward price quotes as of March 31, 2002. As of March 31, 2002, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of our hedging instrument of $1.4 million and a commodity price decrease of 10% would have resulted in a favorable change in the fair value of our hedge instrument of $1.4 million.

    The following table sets forth our hedge position as of March 31, 2002.

                Time Period                       Notional Quantities               Price              Fair Value
--------------------------------------------- ---------------------------- ------------------------- ---------------
April 1, 2002 - October 31, 2002              20,000 Mcf/day of natural    Fixed price swap          $(3.3) million
                                              gas  or 1,000 Bbl/day of     $2.60-$2.95 natural gas
                                              crude oil                    or
                                                                           $18.90 Crude oil

Interest rate risk

     At March 31, 2002, substantially all of our long-term debt is at fixed interest rates and not subject to fluctuations in market rates.

Foreign currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre tax loss of $2.5 million for the three months ended March 31, 2002. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our pre tax income by approximately $125,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

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

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K (b) Reports on Form 8-K:

           1. Current Report on the Form 8-K filed on January 3, 2002. Other Events, including a press release relating to the announcement of the Company's Canadian project financing.

           2. Current Report on the Form 8-K filed on March 27, 2002. Other Events, including a press release relating to the announcement of the Company's 2001 year end and fourth quarter financial results.

           3. Current  Report  on the Form 8-K filed on March  28,  2002.  Other
              Events, including a press release relating to a definitive purchase and sale agreement by wholly owned Canadian subsidiaries for the sale of their interest in a natural gas processing plant and related reserves.

           4. Current Report of the Form 8-K filed on April 23, 2002. Other Events, including a press release relating to Canadian winter drilling activity.

           5. Current Report on the Form 8-K filed on May 1, 2002. Other Events, including a press release relating to deferral of interest payment.

           6. Current Report on the Form 8-K filed on May 14, 2002. Other Events, including a press release relating to the announcement of the Company's first quarter 2002 financial results and West Texas drilling results.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  May 17, 2002                    By:/s/
         --------------                       -------------------------------
                                              ROBERT L.G. WATSON,
                                              President and Chief
                                              Executive Officer


    Date:  May 17, 2002               By:/s/
         --------------                  -------------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer