Form 10-Q/A
period 2002-03-31
ABRAXAS PETROLEUM CORP
filed 2002-05-21
CIK 867665

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





                                     1 of 35

     Abraxas Petroleum Corporation is filing this Amendment Number 1 to Quarterly Report on Form 10-Q for the period ended March 31, 2002, in order to correct the Consolidated Statement of Operations, Other (income) expense for items reported in the wrong column. This revision is due to the correction of errors iincurred in the Edgar conversion process. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Form 10-Q as revised is included in this filing


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


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
                                                                =========    =========





           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                   2002       2001
                                                               -----------------------
                                                                 (In thousands except
                                                                    per share data)
Revenue:
   Oil and gas production revenues ...........................   $ 10,886    $ 28,249
   Gas processing revenue ....................................        670         436
   Rig revenues ..............................................        151         183
   Other .....................................................        100         218
                                                                 --------    --------
                                                                   11,807      29,086
Operating costs and expenses:
   Lease operating and production taxes ......................      3,909       4,859
   Depreciation, depletion and amortization ..................      6,814       8,841
   Rig operations ............................................        121         153
   General and administrative ................................      1,698       2,109
   General and administrative (Stock-based Compensation) .....       --           931
                                                                 --------    --------
                                                                   12,542      16,893
                                                                 --------    --------
Operating Income (Loss) ......................................       (735)     12,193


Other (income) expense
   Interest income ...........................................        (33)       (16)
   Interest expense ..........................................      8,413       7,781
   Amortization of deferred financing fees ...................        427         455
   Other .....................................................       --            16
                                                                 --------    --------
                                                                    8,807       8,236
                                                                 --------    --------
Income (Loss) from operations before taxes ...................     (9,542)      3,957


Income tax expense (benefit) .................................       (843)      2,776

Minority interest in income of consolidated foreign subsidiary       --          (926)
                                                                 --------    --------
Net Income (Loss) ............................................   $ (8,699)   $    255
                                                                 ========    ========
Earnings per share:
    Net income per common share - basic ......................   $  (0.29)   $    .01
                                                                 ========    ========
    Net income per common - diluted ..........................   $  (0.29)   $    .01
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

     Working Capital. At March 31, 2002, we had current assets of $13.3 million and current liabilities of $98.2 million resulting in a working capital deficit of $84.9 million. This compares to a working capital deficit of $5.0 million at December 31, 2001 and working capital deficit of $31.1 million at March 31, 2001. The majority of our current liabilities at March 31, 2002, were current maturities of long-term debt of $63.9 million, including $63.5 million of our First Lien Notes due March 2003, trade accounts payable of $17.8 million, revenues due third parties of $2.3 million, accrued interest of $9.4 million and hedge liability of $3.3 million. Our capital resources and liquidity are affected by the timing of our interest payments of approximately $4.1 million each March 15, $11.0 million each May 1, $4.1 million each September 15, and $11.0 million each November 1. As a result of these periodic interest payments on our outstanding debt obligations, our cash balances will decrease dramatically on certain dates during the year.

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



    Date:  May 21, 2002                    By:/s/
         --------------                       -------------------------------
                                              ROBERT L.G. WATSON,
                                              President and Chief
                                              Executive Officer


    Date:  May 21, 2002               By:/s/
         --------------                  -------------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer