Form 10-Q
period 2002-06-30
ABRAXAS PETROLEUM CORP
filed 2002-08-19
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                             FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)
-----------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No __

    The number of shares of the issuer's common stock outstanding as of August 14, 2002 was:

        Class                                              Shares Outstanding

    Common Stock, $.01 Par Value                               29,979,397





                                     1 of 42

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements (Unaudited)
         Consolidated Balance Sheets - June 30, 2002
                   and December 31, 2001.......................................3
         Consolidated Statements of Operations -
                   Three and Six Months Ended June 30, 2002 and 2001...........5
         Consolidated Statement of  Stockholders'Equity (Deficit)
                   Six months ended June 30, 2002..............................6
         Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 2002 and 2001.....................7
         Notes to Consolidated Financial Statements............................8

ITEM 2 - Managements Discussion and Analysis of Financial Condition and
                   Results of Operations......................................23

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risks...........36

                             PART II
                        OTHER INFORMATION

ITEM 1 - Legal proceedings 39
ITEM 2 - Changes in Securities................................................39
ITEM 3 - Defaults Upon Senior Securities......................................39
ITEM 4 - Submission of Matters to a Vote of Security Holders..................39
ITEM 5 - Other Information 39
ITEM 6 - Exhibits and Reports on Form 8-K.....................................39
              Signatures   ...................................................40

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                           June 30  December 31,
                                                             2002      2001
                                                           --------   --------
                                                               (In Thousands)

Assets:
Current assets:
   Cash .................................................  $  6,837   $  7,605
   Restricted cash ......................................     9,895       --
   Accounts receivable, less allowances for doubtful
     accounts:
          Joint owners ..................................     2,250      2,785
          Oil and gas production ........................     4,888      4,758
          Other .........................................     1,480        504
                                                           --------   --------
                                                              8,618      8,047

  Equipment inventory ...................................     1,129      1,251
  Other current assets ..................................       817        443
                                                           --------   --------
    Total current assets ................................    27,296     17,346

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved ............................................   519,824    486,098
      Unproved, not subject to amortization .............     6,375     10,626
   Other property and equipment .........................    42,950     67,632
                                                           --------   --------
           Total ........................................   569,149    564,356
      Less accumulated depreciation, depletion, and
        amortization ....................................   420,090    282,462
                                                           --------   --------
      Total property and equipment - net ................   149,059    281,894

Deferred financing fees, net of accumulated
  amortization of$9,526 and $8,668  at June 30,
  2002 and December 31, 2001, respectively ..............     3,077      3,928
rred income taxes .......................................     8,618       --
Other assets ............................................       447        448
                                                            --------   --------
  Total assets ..........................................   $188,497   $303,616
                                                            ========   ========


           See accompanying notes to consolidated financial statements



                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)
                                   (Unaudited)

                                                                  June 30,   December 31,
                                                                    2002         2001
                                                                  ---------    ---------
                                                                        (In Thousands)
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
  Accounts payable ............................................   $   7,723    $  10,542
  Oil and gas production payable ..............................       3,421        3,596
  Accrued interest ............................................       5,921        6,013
  Other accrued expenses ......................................       3,307        1,116
  Hedge liability .............................................       1,727          658
  Current maturities of long-term debt ........................      63,500          415
                                                                  ---------    ---------
            Total current liabilities .........................      85,599       22,340

Long-term debt ................................................     227,297      285,184

Deferred income taxes .........................................        --         20,621

Future site restoration .......................................       4,244        4,056

Stockholders' equity (deficit):
  Common Stock, par value $.01 per share-
  Authorized 200,000,000 shares; issued, 30,145,280 at June 30,
   2002 and December 31, 2001 .................................         301          301
   Additional paid-in capital .................................     136,830      136,830
  Accumulated deficit .........................................    (255,483)    (151,094)
  Receivables from stock sales ................................         (97)         (97)
  Treasury stock, at cost, 165,883 shares .....................        (964)        (964)
  Accumulated other comprehensive loss ........................      (9,230)     (13,561)
                                                                  ---------    ---------
      Total stockholders' deficit .............................    (128,643)     (28,585)
                                                                  ---------    ---------
Total liabilities and shareholders' equity (deficit) ..........   $ 188,497    $ 303,616
                                                                  =========    =========





           See accompanying notes to consolidated financial statements



                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                      ----------------------    ----------------------
                                                         2002         2001        2002          2001
                                                      ---------    ---------    ---------    ---------
                                                            (In thousands except per share data)

Revenue:
   Oil and gas production revenues ................   $  13,143    $  20,127    $  24,029    $  48,376
   Gas processing revenues ........................         741          498        1,411          934
   Rig revenues ...................................         193          225          344          408
   Other ..........................................         158          266          258          484
                                                      ---------    ---------    ---------    ---------
                                                         14,235       21,116       26,042       50,202
Operating costs and expenses:
   Lease operating and production taxes ...........       3,353        4,332        7,262        9,191
   Depreciation, depletion, and amortization ......       9,110        8,288       15,924       17,129
   Proved property impairment .....................     115,995         --        115,995         --
   Rig operations .................................         175          191          296          344
   General and administrative .....................       1,481        1,575        3,179        3,684
   General and administrative (Stock-based
     compensation) ................................        --         (2,332)        --         (1,401)
                                                      ---------    ---------    ---------    ---------
                                                        130,114       12,054      142,656       28,947
                                                      ---------    ---------    ---------    ---------
Operating income (loss) ...........................    (115,879)       9,062     (116,614)      21,255

Other (income) expense:
   Interest income ................................          (8)         (12)         (41)         (28)
   Amortization of deferred financing fee .........         431          455          858          910
   Interest expense ...............................       8,761        7,829       17,174       15,610
   Other expense ..................................        --           --           --             16
                                                      ---------    ---------    ---------    ---------
                                                          9,184        8,272       17,991       16,508
                                                      ---------    ---------    ---------    ---------
Net income (loss) from operations before taxes ....    (125,063)         790     (134,605)       4,747

Income tax expense (benefit) ......................     (29,373)       1,509      (30,216)       4,285

Minority interest in income of consolidated foreign
   subsidiary .....................................        --            555         --          1,481
                                                      ---------    ---------    ---------    ---------
Net loss ..........................................   $ (95,690)   $  (1,274)   $(104,389)   $  (1,019)
                                                      =========    =========    =========    =========
Loss per common share:
    Net loss per common share - basic and diluted .   $   (3.19)   $   (0.05)   $   (3.48)   $   (0.04)
                                                      =========    =========    =========    =========



           See accompanying notes to consolidated financial statements



                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
                       (In thousands except share amounts)



                                                                                                 Accumulated    Receiv-
                                                                                                    Other       ables
                                        Common Stock    Treasury Stock     Additional  Accumu-      Compre-     from
                                      ------------------- ----------------  Paid-In   lated        hensive      Stock
                                      Shares      Amount  Shares   Amount   Capital   Deficit    Income(Loss)   Sale      Total
                                     ----------- ------- ------- -------- ----------- ---------- ------------- -------- --------
Balance at December 31, 2001.........30,145,280  $  301  165,883 $  (964) $ 136,830   $(151,094) $ (13,561)    $ (97)  $ (28,585)
Comprehensive income (loss) - Note 10
  Net loss...........................         -      -        -        -        -      (104,389)        -         -     (104,389)
  Other comprehensive income:
    Hedge loss.......................         -      -        -        -        -            -        (825)       -         (825)
    Foreign currency translation
       adjustment....................         -      -        -        -        -            -       5,156        -        5,156
                                                                                                                         -------
       Comprehensive income (loss)...         -      -        -        -        -            -          -         -     (100,058)
                                     ----------- ------- ------- -------- ----------- ---------    ---------- ---------  -------
Balance at June  30, 2002............30,145,280  $   301 165,883  $ (964) $ 136,830  $ (255,483) $  (9,230)    $ (97 ) $(128,643)
                                     =========== ======= ======= ======== =========== =========    ========== =========  =======



           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                              Six Months Ended
                                                                    June 30,
                                                            -----------------------
                                                               2002        2001
                                                            ----------   ----------
                                                                (In thousands)
Operating Activities
Net loss ................................................   $(104,389)   $  (1,019)

Adjustments to reconcile net income to net
  cash provided by operating activities:
 Minority interest in income of foreign subsidiary ......        --          1,481
 Depreciation, depletion, and amortization ..............      15,924       17,129
 Proved property impairment .............................     115,995         --
 Deferred income tax (benefit) expense ..................     (30,216)       3,639
 Amortization of deferred financing fees ................         858          909
 Amortization of debt discount ..........................         230         --
 Stock-based compensation ...............................        --         (1,401)
 Changes in operating assets and liabilities:
     Accounts receivable ................................        (453)      10,307
     Equipment inventory ................................         131          (98)
     Other ..............................................        (157)      (1,099)
     Accounts payable and accrued expenses ..............         281      (13,442)
                                                            ---------    ---------
Net cash provided (used in) by operating activities .....      (1,796)      16,406
                                                            ---------    ---------

Investing Activities
Capital expenditures, including purchases and development
  of properties .........................................     (23,838)     (30,433)
Proceeds from sale of oil and gas producing properties...      32,902        9,695
Increase in restricted cash .............................      (9,895)        --
                                                            ---------    ---------
Net cash used in investing activities ...................   $    (831)   $ (20,738)
                                                            ---------    ---------

Financing Activities
Proceeds from long-term borrowings ......................      11,614       11,316
Payments on long-term borrowings ........................      (8,145)      (6,188)
Deferred financing fees .................................        --            (10)
Exercise of stock options ...............................        --             16
Other ...................................................        --            183
                                                            ---------    ---------
Net cash provided by financing activities ...............       3,469        5,317
                                                            ---------    ---------
Effect of exchange rate changes on cash .................      (1,610)          24
                                                            ---------    ---------
Increase (decrease) in cash .............................        (768)       1,009

Cash, at beginning of period ............................       7,605        2,004
                                                            ---------    ---------

Cash, at end of period ..................................   $   6,837    $   3,013
                                                            =========    =========

Supplemental disclosures of cash flow information:
Interest paid ...........................................   $  17,036    $  15,702
                                                            =========    =========
Taxes paid ..............................................   $    --      $     505
                                                            =========    =========



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2002

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited consolidated financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2001. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.

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

Note 2. Business Conditions and Liquidity Requirements

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses from operations before taxes during the six months ended June 30, 2002, of $134.6 million due primarily to proved property impairments of $116 million resulting primarily from volatile commodity prices - See note 11. At June 30, 2002, the Company's current liabilities of approximately $85.6 million exceeded current assets of $27.3 million resulting in a working capital deficit of $58.3 million. The Company also had a stockholders' deficit of $128.6 million. The Company's principal sources of liquidity are cash on hand, cash flow from operations and proceeds from sales of assets and properties, in addition to funding remaining available under the Grey Wolf credit facility with Mirant Canada.

     The Company's continued existence as a going concern is dependent upon several factors. The Company will need additional funds in the future for both the development of its assets and the service of its debt, including the repayment of the $63.5 million in principal amount of the First Lien Notes maturing in March 2003 and the $191 million of the Second Lien Notes and Old Notes maturing in November 2004. In order to meet the goals of developing its assets and servicing its debt obligations, the Company will be required to obtain additional sources of liquidity and capital and/or reduce or reschedule its existing cash requirements including repayment of the First Lien Note. In order to do so, the Company may pursue one or more of the following alternatives:

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

     Due to our current debt levels and the restrictions contained in the indentures governing the First Lien Notes, Second Lien Notes and Old Notes, our best opportunity for additional sources of liquidity and capital will be through the disposition of assets and some of the other alternatives discussed above. There can be no assurance that any of the above alternatives, or some combination thereof, will be available or, if available, will be on terms acceptable to us or that such efforts will produce enough cash to fund the

Company's operating and capital requirements or make interest payments and principal payments due on the First Lien Notes, Second Lien Notes and Old Notes.

     In order to meet its need for additional funds, the Company is exploring strategic opportunities through the establishment of a Planning Committee of the Board of Directors. The Planning Committee has engaged an investment banking firm to assist with a strategic review and to formulate a proposed plan of action for consideration by the Board of Directors. Because the Planning Committee is currently conducting its review and formulation of a proposed plan of action, of the Company cannot assess the likelihood that it can effectively implement any such proposed plan of action. Regardless of the outcome of the strategic review, a refinancing of the Company's existing debt and the sale of additional properties likely will be required for the Company to meet its liquidity and capital requirements. Management believes that the Company can implement a successful plan of action to improve its liquidity and capital requirements. However, management cannot give any assurances that such actions will result in the Company being able to continue as a going concern. The June 30, 2002 financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3. Divestiture of Assets

     In May of 2002, the wholly owned Canadian subsidiaries, Grey Wolf and Canadian Abraxas, sold their interest in a natural gas processing plant and associated crude oil and natural gas reserves in the Quirk Creek and Mahaska fields in Alberta, Canada for approximately $22.9 million.

     In June 2002, Abraxas sold its interest in the East White Point field in South Texas for approximately $9.8 million.

     The condensed pro forma financial information presented below summarizes on an pro forma basis, approximate results of the Company's consolidated results of operations for the three and six months ended June 30, 2002, assuming the divestiture had occurred on January 1, 2002, and the three and six months ended June 30, 2001, assuming the divestiture had occurred on January 1, 2001. Additionally, the pro forma information reflects an interest savings assuming that the Company had applied a portion of the proceeds to reacquire the Production Payment (see Note 4) on January 1st of the respective years.

                          --------------------------------------------------------
                            Three Months Ended June 30, Six Months Ended June 30,
                          --------------------------------------------------------
                              2002          2001            2002             2001
                          --------------------------------------------------------
                                  (in thousands, except per share data)
                          ----------    -----------    ---------------    --------
Revenue ...............   $   12,899    $    17,781    $        23,107    $ 41,833
                          ==========    ===========    ===============    ========
Net loss ..............   $  (95,552)   $    (2,547)   $      (104,185)   $ (4,838)
                          ==========    ===========    ===============    ========
Loss per common
       share--basic and
       diluted ........   $    (3.19)   $     (0.11)   $         (3.48)   $  (0.21)
                          ==========    ===========    ===============    ========


    In July 2002, Canadian Abraxas and Grey Wolf sold their interest in the Millarville field in Alberta, Canada for approximately $1.1 million.

     Proceeds from these property sales were deposited at the Trustee for the First Lien Notes, to be held as restricted cash until disbursement to the Company under terms permitted by the appropriate indenture, or if not disbursed in accordance with the indenture within 180 days of receipt, to be applied against the outstanding First Lien Notes. As of June 30, 2002, approximately $9.8 million of these proceeds remained in the Trustee's account and available to the Company under the terms of the indenture. The other portion of the proceeds were used in accordance with the indentures, including reacquiring the Production Payment (See Note 4).


Note 4.  Long-Term Debt

         Long-term debt consists of the following:

                                                                                June 30  December 31
                                                                                -------------------
                                                                                 2002       2001
                                                                                --------   --------
                                                                                  (In thousands)
        11.5% Senior Notes due 2004 ("Old Notes") ...........................   $    801   $    801
        12.875% Senior Secured Notes due 2003 ("First Lien Notes") ..........     63,500     63,500
        11.5% Second Lien Notes due 2004 ("Second Lien Notes") ..............    190,178    190,178



        9.5% Senior Credit Facility ("Grey Wolf Facility"), providing for borrowings up to approximately US $96 million (CDN $150 million)
             and secured by the assets of Grey Wolf and non-recourse to
             Abraxas, net of US $2.1 and $2.3 million discount at June 30,
             2002 and December 31, 2001, respectively .......................     36,318     22,944
        Production Payment ..................................................       --        8,176
                                                                                --------   --------
                                                                                 290,797    285,599
        Less current maturities First Lien Notes ............................     63,500        415
                                                                                --------   --------
                                                                                $227,297   $285,184
                                                                                ========   ========

     Old Notes.  On November 14, 1996, the Company  consummated  the offering of
$215.0 million of its 11.5% Senior Notes due 2004, Series A, which were exchanged for the Series B Notes in February 1997. On January 27, 1998, the Company completed the sale of $60.0 million of its 11.5% Senior Notes due 2004, Series C. The Series B Notes and the Series C Notes were subsequently combined into $275.0 million in principal amount of the Old Notes in June 1998. In December 1999, Abraxas and Canadian Abraxas completed an exchange offer which reduced the amount of outstanding Old Notes to $801,000. See the description of the Second Lien Notes below for more information.

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

              Year                                      Percentage
              ----                                      ----------
              2001....................................   102.875%
              2002 and thereafter.....................   100.000%

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

          Year                                     Percentage
          -----                                    ----------
          2001.................................... 102.875%
          2002 and thereafter..................... 100.000%

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

     The fair value of the Old Notes, First Lien Notes and Second Lien Notes was approximately $168.6 million as of June 30, 2002. The Company has approximately $325,000 of standby letters of credit and a $10,000 performance bond open at June 30, 2002. Approximately $336,000 of cash is restricted and in escrow related to certain of the letters of credit and the bond.

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

     Principal Payments. Prior to maturity, Grey Wolf is required to make principal payments under the Grey Wolf Facility as follows: (i) on the date of the sale of any of its producing properties, Grey Wolf is required to make a payment equal to the amount of the net sales proceeds; (ii) on a monthly basis, Grey Wolf is required to make a payment equal to its net cash flow for the month prior to the date of the payment; and (iii) on the date that any reduction in the commitment amount becomes effective, Grey Wolf must repay all amounts over the commitment amount so reduced.

     Under the Grey Wolf Facility, "net cash flow" generally means the amount of proceeds received by Grey Wolf from the sale of hydrocarbons less taxes, royalty and similar payments (including overriding royalty interest payments made to Mirant Canada), interest payments made to Mirant Canada and operating and other expenses including approved capital and G&A expenses.

     Grey Wolf may also make pre-payments at any time after December 20, 2002 with no pre-payment penalty.

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

     Covenants. The Grey Wolf Facility contains a number of covenants that, among other things, restrict the ability of Grey Wolf to (i) enter into new business areas, (ii) incur additional indebtedness, (iii) create or permit to be created any liens on any of its properties, (iv) make certain payments, dividends and distributions, (v) make any unapproved capital expenditures, (vi) sell any of its accounts receivable, (vii) enter into any unapproved leasing arrangements, (viii) enter into any take-or-pay contracts, (ix) liquidate, dissolve, consolidate with or merge into any other entity, (x) dispose of its assets, (xi) abandon any property subject to Mirant Canada's security interest,
(xii) modify any of its operating agreements, (xiii) enter into any unapproved hedging agreements, and (xiv) enter into any new agreements affecting existing agreements relating to or affecting properties subject to Mirant Canada's security interests. In addition, Grey Wolf is required to submit a quarterly development plan for Mirant Canada's approval and Grey Wolf must comply with specified financial ratios and tests, including a minimum collateral coverage ratio. Grey Wolf was in compliance with these covenants at June 30, 2002.

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

     Overriding Royalty Interests. As a condition to the Grey Wolf Facility, Grey Wolf has granted two overriding royalty interests to Mirant Canada, each in the amount of 2.5% of the revenues received by Grey Wolf from oil and gas sales from all of its properties. These overriding royalty interest resulted in the recording of a $2.3 million discount on the Grey Wolf Facility borrowings at December 31, 2001.

     Production Payment

     In October 1999 the Company entered into a non-recourse Dollar Denominated Production Payment agreement (the "Production Payment") with a third party. The Production Payment has an aggregate total availability of up to $50 million at 15% interest. The Production Payment relates to a portion of the production from several natural gas wells in South Texas. The Company reacquired the Production Payment in June 2002, for approximately $6.8 million.

Note 5. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                  -----------------------------   -----------------------------
                                                       2002          2001              2002            2001
                                                  -------------  --------------   -------------    ------------
Numerator:
  Net income (loss) from  continuing  operations   $    (95,690)   $     (1,274)   $   (104,389)   $     (1,019)
                                                   ------------    ------------    ------------    ------------
Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares ....................     29,979,397      23,616,197      29,979,397      23,106,111

  Effect of dilutive securities:
    Stock options, warrants and CVR's ..........           --              --              --              --
                                                   ------------    ------------    ------------    ------------

  Dilutive potential common shares Denominator
    for diluted earnings per share -
    adjusted weighted-average shares and assumed
    Conversions ................................     29,979,397      23,616,197      29,979,397      23,106,111

  Basic earnings (loss) per share:
    Income (loss) from continuing operations ...   $      (3.19)   $      (0.05)   $      (3.48)   $      (0.04)
                                                   ============    ============    ============    ============

  Diluted earnings (loss) per share:
    Income (loss) from continuing operations ...   $      (3.19)   $      (0.05)   $      (3.48)   $      (0.04)
                                                   ============    ============    ============    ============

     For the three and six months ended June 30, 2002, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been losses in this period, dilutive shares would have been 210 shares and 17,243 shares for the three and six months ended June 30, 2002, respectively.

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

Note 6.  Guarantor Condensed Consolidating Financial Statements

     The following table presents condensed consolidating balance sheets of Abraxas, as a parent company, and its significant subsidiaries, Canadian Abraxas and Grey Wolf, as June 30, 2002 and December 31, 2001 and the related consolidating statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001. Canadian Abraxas is a guarantor of the First Lien Notes ($63.5 million) and jointly and severally liable with Abraxas for the Second Lien Notes ($190.2 million) and the Old Notes ($801,000). Grey Wolf is a non-guarantor with respect to the First Lien Notes, the Second Lien Notes, and the Old Notes.

                Condensed Consolidating Parent Company, Restricted Subsidiaries and Non-Guarantor Balance Sheet
                                                         June 30, 2002
                                                        (In thousands)

                                                      Abraxas
                                                     Petroleum     Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------     -----------  ------------     ------------
Assets:
Current assets:
   Cash ....................................       $      3,239    $       348       $   3,250   $        -       $     6,837
   Restricted cash..........................              9,895             -                -            -             9,895
   Accounts receivable, less allowance for
     doubtful accounts......................              3,924          5,581           9,454      (10,341)            8,618
   Equipment inventory .....................                930            187              12            -             1,129
   Other current assets ....................                284            401             132            -               817
                                                   -------------  -------------     -----------  ------------     ------------
    Total current assets ...................             18,272          6,517          12,848      (10,341)           27,296
Property and equipment - net................             76,516         42,871          29,672            -           149,059
Deferred financing fees, net  ..............              2,063            903             111            -             3,077
Other assets ...............................            108,708            822           8,618     (109,083)            9,065
                                                   -------------  -------------     -----------  ------------     ------------
    Total assets ...........................        $   205,559    $    51,113      $   51,249   $ (119,424)      $   188,497
                                                   =============  =============     ===========  ============     ============
Liabilities and Stockholder's deficit:
Current liabilities:
   Accounts payable .........................       $    14,369    $       666      $    6,325   $  (10,216)      $    11,144
   Accrued interest .........................             4,912          1,009              -            -              5,921
   Other accrued expenses ...................             3,307             -               -            -              3,307
   Hedge liability ..........................               950            777              -            -              1,727
   Current maturities of long-term debt .....            63,500             -               -            -             63.500
                                                   -------------  -------------     -----------  ------------     ------------
     Total current liabilities ..............            87,038          2,452           6,325      (10,216)           85,599
Long-term debt ..............................           138,350         52,629          36,318           -            227,297
Future site restoration  ....................                -           3,498             746           -              4,244
                                                   -------------  -------------     -----------  ------------     ------------
                                                         225,388        58,579          43,389      (10,216)          317,140
                                                    -------------  -------------     -----------  ------------     ------------
Stockholders' equity (deficit)...............            (19,829)       (7,466)          7,860     (109,208)         (128,643)
                                                   -------------  -------------     -----------  ------------     ------------
Total liabilities and stockholders' equity
(deficit)....................................        $   205,559   $    51,113      $   51,249   $ (119,424)      $   188,497
                                                   =============  =============     ===========  ============     ============

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

               Condensed Consolidating Parent Company, Restricted Subsidiaries and Non-Guarantor Balance Sheet
                                                       December 31, 2001
                                                        (In thousands)

                                                       Abraxas
                                                     Petroleum     Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------     -----------  ------------     ------------
Assets:
Current assets:
   Cash ....................................           $   3,593   $     1,245      $    2,767   $       -       $     7,605
   Accounts receivable, less allowance for
     doubtful accounts......................              17,281           792           6,782       (16,808)          8,047
   Equipment inventory .....................               1,061           178              12           -             1,251
   Other current assets ....................                 250            99              94           -               443
                                                   -------------  -------------     -----------  ------------     ------------
     Total current assets ..................              22,185         2,314           9,655       (16,808)         17,346
Property and equipment - net................             116,462       122,486          42,946           -           281,894
Deferred financing fees, net  ..............               2,779         1,042             107           -             3,928
Other assets ...............................             108,704           784           6,281      (115,321)            448



                                                   -------------  -------------     -----------  ------------     ------------
   Total assets ............................           $ 250,130    $  126,626        $ 58,989    $ (132,129)      $   303,616
                                                   =============  =============     ===========  ============     ============
Liabilities and Stockholder's deficit:
Current liabilities:
   Accounts payable ........................          $   10,642   $   17,009       $   9,472     $  (22,985)     $   14,138
   Accrued interest ........................               5,000        1,009               4            -             6,013
   Other accrued expenses ..................               1,052            -              64            -             1,116
   Hedge liability .........................                 438          220               -            -               658
   Current maturities of long-term debt ....                 415            -               -            -               415
                                                   -------------  -------------     -----------  ------------     ------------
     Total current liabilities .............              17,547       18,238           9,540        (22,985)         22,340
Long-term debt .............................             209,611       52,629          22,944            -           285,184
Deferred income taxes ......................                  -        17,718           2,903            -            20,621
Future site restoration  ...................                  -         3,399             657            -             4,056
                                                   -------------  -------------     -----------  ------------     ------------
                                                         227,158       91,984          36,044        (22,985)        332,201
Stockholders' equity (deficit)..............              22,972       34,642          22,945       (109,144)        (28,585)
                                                   -------------  -------------     -----------  ------------     ------------
Total liabilities and stockholders' equity
(deficit)...................................          $  250,130  $   126,626      $   58,989    $  (132,129)     $  303,616
                                                   =============  =============     ===========  ============     ============

           Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                          For the three months ended June 30, 2002
                                                       (In thousands)

                                                        Abraxas
                                                     Petroleum     Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------     -----------  ------------     ------------
Revenues:
   Oil and gas production revenues ...............      $  5,501     $  3,981     $    3,661   $        -         $  13,143
   Gas processing revenues .......................            -           605            136            -               741
   Rig revenues ..................................           193            -              -            -               193
   Other  ........................................            65           52             41            -               158
                                                   -------------  -------------     -----------  ------------     ------------
                                                           5,759        4,638          3,838            -            14,235
Operating costs and expenses:
   Lease operating and production taxes ..........         1,891          510            952            -             3,353
   Depreciation, depletion, and amortization .....         2,806        4,124          2,180            -             9,110
   Proved property impairment.....................        28,179       60,501         27,315            -           115,995
   Rig operations ................................           175           -               -            -               175
   General and administrative ....................         1,307         (150)           324            -             1,481
                                                   -------------  -------------     -----------  ------------     ------------
                                                          34,358       64,985         30,771            -           130,114
                                                   -------------  -------------     -----------  ------------     ------------
Operating income (loss)...........................       (28,599)     (60,347)       (26,933)           -          (115,879)

Other (income) expense:
   Interest income ...............................            (8)          -               -            -                (8)
   Amortization of deferred financing fees........           332           93              6            -               431
   Interest expense...............................         6,296        1,660            805            -             8,761
                                                   -------------  -------------     -----------  ------------     ------------
                                                           6,620        1,753            811            -             9,184
                                                   -------------  -------------     -----------  ------------     ------------
Income (loss) from operations before income tax
   and extraordinary item.........................       (35,219)     (62,100)       (27,744)           -          (125,063)
Income tax expense (benefit)......................             -      (17,712)       (11,661)           -           (29,373)
                                                   -------------  -------------     -----------  ------------     ------------
Net  income (loss)................................ $     (35,219    $ (44,388)    $  (16,083)   $       -        $  (95,690)
                                                   =============  =============     ===========  ============     ============

           Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                           For the six months ended June 30, 2002
                                                       (In thousands)

                                                        Abraxas
                                                     Petroleum     Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------     -----------  ------------     ------------
Revenues:
   Oil and gas production revenues ...............      $9,962       $  7,775       $   6,292    $       -        $    24,029
   Gas processing revenues .......................           -          1,157             254            -              1,411
   Rig revenues ..................................         344              -               -            -                344
   Other  ........................................          69            107              82            -                258
                                                    -------------  -------------     -----------  ------------     -----------
                                                        10,375          9,039           6,628            -             26,042
Operating costs and expenses:
   Lease operating and production taxes ..........       3,769          1,834           1,659            -              7,262
   Depreciation, depletion, and amortization .....       5,059          7,293           3,572            -             15,924
   Proved property impairment.....................      28,179         60,501          27,315            -            115,995
   Rig operations ................................         296             -                -            -                296
   General and administrative ....................       2,207            361             611            -              3,179
                                                   -------------  -------------     -----------  ------------     ------------
                                                        39,510         69,989          33,157            -            142,656
                                                   -------------  -------------     -----------  ------------     ------------
Operating income (loss)...........................     (29,135)       (60,950)        (26,529)           -           (116,614)

Other (income) expense:
   Interest income ...............................         (41)            -                -            -                (41)
   Amortization of deferred financing fees........         663            183              12            -                858
   Interest expense...............................      12,531          3,342           1,301            -             17,174
                                                   -------------  -------------     -----------  ------------     ------------
                                                        13,153          3,525           1,313            -             17,991
                                                   -------------  -------------     -----------  ------------     ------------
Income (loss) from operations before income tax
   and extraordinary item.........................     (42,288)       (64,475)        (27,842)           -           (134,605)
Income tax expense (benefit)......................           -        (18,514)        (11,702)           -            (30,216)
                                                   -------------  -------------     -----------  ------------     ------------
Net  income (loss)................................  $  (42,288)     $ (45,961)      $ (16,140)   $       -      $    (104,389)
                                                   =============  =============     ===========  ============     ============

             Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                            For the three months ended June 30, 2001
                                                         (In thousands)

                                                        Abraxas
                                                     Petroleum     Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------     -----------  ------------     ------------
Revenues:
   Oil and gas production revenues ............... $     9,517    $   6,781        $   3,829   $         -       $     20,127
   Gas processing revenues .......................          -           425               73             -                498
   Rig revenues ..................................         225           -                -              -                225
   Other  ........................................          76          106               84             -                266
                                                   -------------  -------------     -----------  ------------     ------------
                                                         9,818        7,312            3,986             -             21,116
Operating costs and expenses:
   Lease operating and production taxes ..........       2,074        1,650              608             -              4,332
   Depreciation, depletion, and amortization .....       2,983        3,904            1,401             -              8,288
   Rig operations ................................         191           -                -              -                191
   General and administrative ....................       1,235          251               89             -              1,575
   General and administrative (Stock-based
     Compensation)................................      (2,332)          -                -              -             (2,332)
                                                   -------------  -------------     -----------  ------------     ------------
                                                         4,151        5,805            2,098             -             12,054
                                                   -------------  -------------     -----------  ------------     ------------
Operating income (loss)...........................       5,667        1,507            1,888             -              9,062

Other (income) expense:
   Interest income ...............................        (305)          -                -             293               (12)
   Amortization of deferred financing fees........         348          107               -              -                455
   Interest expense ..............................       6,259        1,737              126           (293)            7,829
                                                   -------------  -------------     -----------  ------------     ------------
                                                         6,302        1,844              126             -              8,272
                                                   -------------  -------------     -----------  ------------     ------------
Income (loss) from operations before income tax
   and extraordinary item.........................        (635)        (337)           1,762             -                790
Income tax expense (benefit)......................         505          546              458             -              1,509
Minority interest in income of consolidated                                                                               112
   foreign subsidiary ............................           -           -                -            (555)              555
                                                   -------------  -------------     -----------  ------------     ------------
Net income (loss).................................  $   (1,140)   $    (883)       $   1,304     $     (555)      $    (1,274)
                                                   =============  =============     ===========  ============     ============

             Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                             For the six months ended June 30, 2001
                                                         (In thousands)

                                                        Abraxas
                                                     Petroleum     Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------    -----------  ------------     ------------
Revenues:
   Oil and gas production revenues ............... $    22,548    $   16,423        $  9,405   $        -       $     48,376
   Gas processing revenues .......................          -            793             141            -                934
   Rig revenues ..................................         408            -               -             -                408
   Other  ........................................          79           235             170            -                484
                                                   -------------  -------------     -----------  ------------     ------------
                                                        23,035        17,451           9,716            -             50,202
Operating costs and expenses:
   Lease operating and production taxes ..........       4,741         3,349           1,101            -              9,191
   Depreciation, depletion, and amortization .....       6,187         8,156           2,786            -             17,129
   Rig operations ................................         344            -               -             -                344
   General and administrative ....................       2,550           699             435            -              3,684
   General and administrative (Stock-based
     Compensation)................................      (1,401)           -               -             -             (1,401)
                                                   -------------  -------------     -----------  ------------     ------------
                                                        12,421        12,204           4,322            -             28,947
                                                   -------------  -------------     -----------  ------------     ------------
Operating income (loss)...........................      10,614         5,247           5,394            -             21,255

Other (income) expense:
   Interest income ...............................        (704)           -               -            676               (28)
   Amortization of deferred financing fees........         695           215              -             -                910
   Interest expense ..............................      12,431         3,624             231          (676)           15,610
   Other .........................................          16             -              -             -                 16
                                                   -------------  -------------     -----------  ------------     ------------
                                                        12,438         3,839             231            -             16,508
                                                   -------------  -------------     -----------  ------------     ------------
Income (loss) from operations before income tax
   and extraordinary item.........................      (1,824)        1,408           5,163            -              4,747
Income tax expense (benefit)......................         505         1,725           2,055            -              4,285
Minority interest in income of consolidated
   foreign subsidiary ............................          -             -               -         (1,481)           (1,481)
                                                   ------------  -------------     -----------  ------------     ------------
Net income (loss)................................. $    (2,329)   $     (317)       $  3,108    $   (1,481)     $     (1,019)
                                                   ============  =============     ===========  ============     ============


                 Condensed Consolidating Parent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                             For the Six months ended June 30, 2002
                                                         (In thousands)

                                                       Abraxas
                                                     Petroleum     Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------    -----------  ------------     ------------
Operating Activities
Net loss ....................................        $   (42,288)   $   (45,961)    $ (16,140)     $       -      $ (104,389)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Depreciation, depletion, and
       amortization .........................              5,059          7,293         3,572              -          15,924
     Proved property impairment..............             28,179         60,501        27,315              -         115,995
     Deferred income tax benefit.............                  -        (18,514)      (11,702)             -         (30,216)
     Amortization of deferred financing fees.                663            183            12              -             858
     Amortization of debt discount...........                  -              -           230              -             230
     Changes in operating assets and
       liabilities:
         Accounts receivable ................             18,329        (20,265)        3,435         (1,952)           (453)
         Equipment inventory ................                131              -             -              -             131
         Other  .............................                (39)          (102)          (16)             -            (157)
         Accounts payables and accrued
           expenses .........................                922            354        (2,947)         1,952             281
                                                    -------------  -------------    -----------  ------------     ------------
Net cash provided (used) by operating
   activities ...............................             10,956        (16,511)        3,759              -          (1,796)

Investing Activities
Capital expenditures, including purchases
   and development of properties.............             (3,242)        (3,592)      (17,004)             -         (23,838)
Proceeds from sale of oil and gas properties.              9,950         20,783         2,169              -          32,902
Increase in restricted cash..................             (9,895)             -             -              -          (9,895)
                                                    -------------  -------------    -----------  ------------     ------------
Net cash  provided  (used) by investing
   activities ...............................             (3,187)        17,191       (14,835)             -            (831)

Financing Activities
Proceeds from long-term borrowings ..........                  -              -        11,614              -          11,614
Payments on long-term borrowings ............              (8,123)            -           (22)             -          (8,145)
                                                    -------------  -------------    -----------  ------------     ------------
Net cash provided (used) by financing
 Activities..................................              (8,123)            -        11,592              -           3,469
                                                    -------------  -------------    -----------  ------------     ------------
                                                                                                           -
Effect of exchange rate changes on cash .....                  -         (1,577)          (33)             -          (1,610)
                                                    -------------  -------------    -----------  ------------     ------------
Increase (decrease) in cash .................                (354)         (897)          483              -            (768)
Cash at beginning of year ...................               3,593         1,245         2,767              -           7,605
                                                    -------------  -------------    -----------  ------------     ------------
Cash at end of year..........................          $    3,239    $      348   $     3,250    $         -    $      6,837
                                                    =============  =============    ===========  ============     ============

                 Condensed Consolidating Parent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                             For the six months ended June 30, 2001
                                                         (In thousands)

                                                     Abraxas
                                                     Petroleum     Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------    -----------  ------------     ------------
Operating Activities
Net income (loss) ...........................        $   (2,329)    $    (317)      $  3,108      $ (1,481)      $   (1,019)

Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
     Minority interest in income of foreign
       subsidiary ...........................                -             -              -           1,481           1,481
     Depreciation, depletion, and
       amortization .........................             6,187         8,156          2,786             -           17,129
     Deferred income tax expense (benefit)...                -          1,610          2,029             -            3,639
     Amortization of deferred financing fees.               694           215             -              -              909
     Stock-based compensation ...............            (1,401)           -              -              -           (1,401)
     Changes in operating assets and
       liabilities:
         Accounts receivable ................            16,963        (8,804)         2,148             -           10,307
         Equipment inventory ................               (98)           -              -              -              (98)
         Other  .............................              (919)          (67)          (113)            -           (1,099)
         Accounts payables and accrued
           expenses .........................            (8,736)         (372)        (4,334)                       (13,442)
                                                    -------------  -------------    -----------  ------------     ------------
Net cash provided by operating activities ...            10,361           421          5,624             -           16,406

Investing Activities
Capital expenditures, including purchases
   and development of properties ............           (12,382)      (10,916)        (7,135)            -          (30,433)
Proceeds from sale of oil and gas
   properties ...............................                -          9,186            509             -            9,695
                                                    -------------  -------------    -----------  ------------     ------------
Net cash  provided (used) by investing
   activities ...............................           (12,382)       (1,730)        (6,626)            -          (20,738)

Financing Activities
Proceeds from long-term borrowings ..........            10,500            -             816             -           11,316
Payments on long-term borrowings ............            (6,188)           -              -              -           (6,188)
Exercise of stock options ...................                16            -              -              -               16
Deferred financing fees......................               (10)           -              -              -              (10)
Other........................................                -             -             183             -              183
                                                    -------------  -------------    -----------  ------------     ------------
Net cash provided  (used) by  financing
   activities ...............................             4,318            -             999             -            5,317
                                                    -------------  -------------    -----------  ------------     ------------
Effect of exchange rate changes on cash .....                -             21              3             -               24
                                                    -------------  -------------    -----------  ------------     ------------
Increase (decrease) in cash .................             2,297        (1,288)            -              -            1,009
Cash at beginning of period .................               326         1,678             -              -            2,004
                                                    -------------  -------------    -----------  ------------     ------------
Cash at end of period........................        $    2,623      $    390     $       -    $         -   $        3,013
                                                    =============  =============    ===========  ============     ============

Note 7. Business Segments

    Business segment information about the three months and six months ended June 30, 2002 in different geographic areas is as follows:

                                                                        Three Months Ended June 30, 2002
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       5,759          $     8,476       $       14,235
                                                          ==================     ================   ===================
             Operating loss..........................        $     (27,292)         $   (87,280)      $     (114,572)
                                                          ==================     ================
             General Corporate.................................................................               (1,307)
             Interest expense and amortization of deferred financing fees......................               (9,184)
                                                                                                    -------------------
             Loss before income taxes..........................................................          $  (125,063)
                                                                                                    ===================

                                                                        Three Months Ended June 30, 2001
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       9,818          $      11,298     $       21,116
                                                          ==================     =================  ===================
             Operating profit........................        $       4,660          $       3,395     $        8,055
                                                          ==================     =================
             General Corporate.................................................................                1,007
             Interest expense and amortization of deferred financing fees......................               (8,272)
                                                                                                    -------------------
             Income before income taxes........................................................       $          790
                                                                                                    ===================
                                                                         Six Months Ended June 30, 2002
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      10,375          $      15,667     $       26,042
                                                          ==================     =================  ===================
             Operating loss..........................        $     (26,838)         $     (87,479)    $     (114,317)
                                                          ==================     =================
             General Corporate.................................................................               (2,297)
             Interest expense and amortization of deferred financing fees......................              (17,991)
                                                                                                     -------------------
             Loss before income taxes..........................................................       $     (134,605)
                                                                                                    ===================
                                                                         Six Months Ended June 30, 2001
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      23,035          $      27,167     $       50,202
                                                          ==================     =================  ===================
             Operating profit........................        $      11,853          $      10,641     $       22,494
                                                          ==================     =================
             General Corporate.................................................................               (1,239)
             Interest expense and amortization of deferred financing fees......................              (16,508)
                                                                                                    -------------------
             Income before income taxes........................................................       $        4,747
                                                                                                    ===================
                                                                                At June 30, 2002
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In Thousands)
             Identifiable assets ....................        $      94,890         $     89,713       $      184,603
                                                          ==================     =================
             Corporate assets..................................................................                3,894
                                                                                                    -------------------
             Total assets .....................................................................       $      188,497
                                                                                                    ===================
                                                                              At December 31, 2001
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In Thousands)
             Identifiable assets ....................        $     124,993          $     174,063     $      299,056
                                                          ==================     =================
             Corporate assets..................................................................                4,657
                                                                                                    -------------------
             Total assets .....................................................................       $      303,713
                                                                                                    ===================

Note 8.  Hedging Program and Derivatives

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income/Loss, a component of Stockholders' Equity, to the extent that the hedge is effective. Any ineffective portion is reflected in current operations.

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

     The following table sets forth the Company's hedge position as of June 30, 2002.

             Time Period                      Notional Quantities                     Price              Fair Value
-------------------------------------- ---------------------------------- ------------------------------ ------------
July 1, 2002 - October 31, 2002        20,000 Mcf/day of natural gas      Fixed price swap $2.60-$2.95   $(1.7)
                                       or 1,000 Bbl/day of crude oil      natural gas or                 million
                                                                          $18.90 Crude oil

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

     During the first six months of 2002 the fair value of the hedge increased by $2.5 million. For the three and six months ended June 30, 2002, the ineffective portion of the cash flow hedges were not material.

     As of June 30, 2002, $1.4 million of deferred net losses on derivative instruments were recorded in other comprehensive income, of which $1.4 million is expected to be reclassified to earnings during the next four-month period.

     All hedge transactions are subject to the Company's risk management policy, which has been approved by the Board of Directors. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Note 9. Contingencies

     Litigation - In 2001 the Company and a limited partnership, of which a subsidiary of the Company is the general partner (the "Partnership"), were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company and the Partnership related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company and the Partnership have filed an appeal. The Company believes these charges are without merit. The Company has established a reserve in the amount of $845,000, which represents the Company's share of the judgment. The Company believes that the remaining portion of the judgment represents the other partner's share of such judgment.

     In late 2000, the Company received a Final De Minimis Settlement Offer from the United States Environmental Protection Agency concerning the Casmalia Disposal Site, Santa Barbara County, California. The Company's liability for the cleanup at the Superfund site is based on its acquisition of Bennett Petroleum Corporation, which is alleged to have transported or arranged for the transportation of oil field waste and drilling muds to the Superfund site. The Company has engaged California counsel to evaluate the notice of proposed de minimis settlement and its notice of potential strict liability under the Comprehensive Environmental Response, Compensation and Liability Act. Defense of the action is handled through a joint group of oil companies, all of which are claiming a petroleum exclusion that would limit the Company's liability. The potential financial exposure and any settlement posture has yet not been developed, but is considered by the Company to be immaterial.

     Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2002, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 10. Comprehensive Income

    Comprehensive income includes net income, losses and certain items recorded directly to Stockholder's Equity and classified as Other Comprehensive Income.

    The following table illustrates the calculation of comprehensive income
(loss) for the three and six months ended June 30, 2002:

                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive
                                                         Comprehensive Income (loss)           Income (loss)
                                                      ----------------------------------     ------------------
                                                         Six Months         Three Months
                                                            Ended            Ended                 As of
                                                                June 30, 2002                   June 30, 2002
                                                      ----------------------------------     ------------------
                                                                           (In thousands)
Accumulated other comprehensive loss at
December 31, 2001..............................                                                  $ (13,561)
   Net loss....................................         $ (104,389)          $ (95,690)
Other Comprehensive loss:
Hedging derivatives (net of tax) - See Note
     Reclassification adjustment for settled
     hedge contracts...........................              1,151               1,151
     Change in fair market value of
     outstanding hedge positions...............             (1,976)                 99
   Foreign currency translation adjustment.....              5,156               5,523
                                                      -----------------    ---------------
Other comprehensive income (loss)..............              4,331               6,773               4,331
                                                      -----------------    ---------------
Comprehensive income (loss)....................         $ (100,058)        $   (88,917)
                                                      =================    ===============    -----------------
Accumulated other comprehensive loss at June 30, 2002................                            $  (9,230)
                                                                                              =================

Note 11.  Proved Property Impairment

     In accordance with the Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of a period, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of June 30, 2002, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $138.7 million ($28.2 million on the U.S. properties and $110.5 million on the Canadian properties). These amounts were calculated considering June 30, 2002 period-end prices of $26.12 per Bbl for crude oil and $2.16 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company used the subsequent increased prices in Canada to evaluate its Canadian properties, and reduced the period end June 30, 2002 write-down to an amount of $87.8 million on those properties. The subsequent prices in the U.S. would not have resulted in a reduction of the write-down for the U.S. properties. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period.

     The Company cannot assure you that it will not experience additional write-downs in the future. Should commodity prices decline or if any of our proved reserves are revised downward, a future write-down of the carrying value of it crude oil and natural gas properties may be required.

Note 12. New Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, " Accounting for Asset Retirement Obligations." SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for the Company beginning January 1,2003. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

     Effective January 1, 2002, the Company adopted SFAS No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. This new standard had no impact on the Company's consolidated financial statements during the first six months of 2002.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for the Company beginning January 1, 2003 with earlier adoption encouraged. All other provisions of this standard have been effective for the Company as of May 15, 2002 and did not have a significant impact on its financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit of disposal activities to be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company beginning January 1, 2003. The Company is currently evaluating the impact the standard will have on its results of operations and financial condition.

     The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, " Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. The Company is currently evaluating the impact on its results of operations and financial condition if this proposed Statement of Position is adopted in its current form.

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

General

     We have  incurred  net  losses in four of the last  five  years and for the first six months of 2002, and there can be no assurance that operating income and net earnings will be achieved in future periods. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. Natural gas and crude oil prices weakened during 1998. Crude oil and natural gas prices increased somewhat in 1999 and increased substantially in 2000. During 2001, crude oil and natural gas prices weakened substantially from the 2000 levels. During the first six months of 2002, prices began to increase. In addition, because our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. If crude oil and natural gas prices return to the depressed levels experienced in the last six months of 2001, or if our production levels decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected. For more information, see "Liquidity and Capital Resources-Current Liquidity Requirements" and "-Future Capital Resources."

Results of Operations

    Our financial results depend upon many factors, particularly the following factors which most significantly affect our results of operations:

     o the sales prices of crude oil, natural gas liquids and natural gas; o the level of total sales volumes of crude oil, natural gas liquids and natural gas;
o the ability to raise capital resources and provide liquidity to meet cash flow needs; o the level of and interest rates on borrowings; and o the level and success of exploration and development activity.

     Price volatility in the natural gas market has remained prevalent in the last few years. In the first quarter of 2002, we experienced a decline in energy commodity prices from the prices that we received in the first quarter of 2001. During the first quarter of 2001, we had certain crude oil and natural gas hedges in place that prevented us from realizing the full impact of a favorable price environment. In January 2001, the market price of natural gas was at its highest level in our operating history and the price of crude oil was also at a high level. However, over the course of 2001 and the beginning of the first quarter of 2002, prices again became depressed, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through June 2002.

     The table below illustrates how natural gas prices fluctuated over the course of 2001 and the first two quarters of 2002. The table below contains the last three days average of NYMEX traded contracts index price and the prices we realized during each quarter for 2001 and the first two quarters of 2002, including the impact of our hedging activities.


(in $ per Mcf)           Natural Gas Prices by Quarter
-------------------------------------------------------------------------------------------------------------------
                                                                Quarter ended
                            ---------------------------------------------------------------------------------------
                             March 31,    June 30,    September 30,     December 31,     March 31,     June 30,
                               2001         2001           2001             2001           2002          2002
                            ------------ ----------- ----------------- ---------------- ------------ --------------
           Index              $ 7.27       $ 4.82         $ 2.98           $ 2.47          $   2.38     $   3.36
           Realize              4.85         3.41           2.26             2.09              2.21         2.44

         The NYMEX natural gas price on August 9, 2002 was $2.76 per Mcf.

     Prices for crude oil have followed a similar path as the commodity market fell throughout 2001and the first quarter of 2002. The table below contains the last three days average of NYMEX traded contracts index price and the prices we realized during each quarter for 2001 and the first two quarters of 2002.

(in $ per Bbl)                              Crude Oil Prices by Quarter
------------------------------------------------------------------------------------------------------------------
                             March 31,    June 30,     September 30,     December 31,    March 31,      June 30,
                               2001         2001            2001             2001          2002           2002
                            ------------ ------------ ----------------- --------------- ------------ --------------
           Index              $ 29.86      $ 27.94        $ 26.50          $ 22.12      $    19.48    $    26.40
           Realized             27.22        25.32          25.06            18.72           16.64         23.47

         The NYMEX crude oil price on August 9, 2002 was $26.86 per Bbl.

     Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments.

     As of June 30, 2002, we had an open position on a swap call agreement for either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day, at the counterparty's option, at fixed prices ($18.90 for crude oil or $2.95 to $2.60 for natural gas) through October 31, 2002. As of June 30, 2002, the fair market value of the remaining fixed price hedge agreement was a liability of approximately $1.7 million, which is expected to be charged to revenues in 2002.

     Selected operating data. The following table sets forth certain of our operating data for the periods presented.

                                                           Three Months Ended                      Six Months Ended
                                                                  June 30                              June 30
                                                           2002              2001                2002                2001
                                                       -----------        -----------        -------------        ------------
Operating Revenue (in thousands):
Crude Oil Sales   ................................  $       1,766      $       3,104     $          2,998     $         6,706
Natural Gas Sales ................................         10,287             15,438               19,069              37,864
Natural Gas Liquids Sales.........................          1,090              1,585                1,962               3,806
Processing Revenue................................            741                498                1,411                 934
Rig Operations....................................            193                225                  344                 408
Other.............................................            158                266                  258                 484
                                                       -----------        -----------        -------------        ------------
                                                    $      14,235      $      21,116     $         26,042     $        50,202
                                                       ===========        ===========        =============        ============
Operating Income (Loss) in thousands).............  $    (115,879)     $       9,062     $       (116,614)    $        21,255
Crude Oil Production (MBBLS)......................             75                123                  149                 255
Natural Gas Production (MMCFS)....................          4,218              4,529                8,191               9,156
Natural Gas Liquids Production (MBBLS)............             62                 66                  130                 144
Average Crude Oil Sales Price ($/BBL).............  $       23.47      $       25.32     $          20.08     $         26.31
Average Natural Gas Sales Price ($/MCF)...........  $        2.44      $        3.41     $           2.33     $          4.14
Average Liquids Sales Price ($/BBL)...............  $       17.73      $       24.10     $          15.11     $         26.46

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30,
2001

     Operating Revenue. During the three months ended June 30, 2002, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $13.1 million compared to $20.1 million in the three months ended June 30, 2001. The decrease in revenue was primarily due to decreased prices realized during the period together with a decline in production volumes caused by the disposition of producing properties. Lower commodity prices reduced crude oil and natural gas revenue by $5.0 million while decreased production volumes reduced revenue by $1.9 million.

     Average sales prices net of hedging losses for the quarter ended June 30, 2002 were:

         o $ 23.47 per Bbl of crude oil,
         o $ 17.73 per Bbl of natural gas liquid, and
         o $ 2.44 per Mcf of natural gas


 Average sales prices net of hedging losses for the quarter ended June 30, 2001 were:

         o $25.32 per Bbl of crude oil,
         o $24.10 per Bbl of natural gas liquid, and
         o $3.41 per Mcf of natural gas

     Crude oil production volumes declined from 122.6 MBbls during the quarter ended June 30, 2001 to 75.2 MBbls for the same period of 2002. This decline resulted from a de-emphasis on crude oil drilling in prior periods, the disposition of crude oil producing properties in the later part of 2001 and the first six months of 2002, and a natural decline in production. Natural gas production volumes declined to 4,218 MMcf for the three months ended June 30, 2002 from 4,529 MMcf for the same period of 2001. This decline was primarily due to the sale of non-core properties in late 2001 and the first six months of 2002 and the natural decline in production which was partially offset by new production from current drilling activities.

     Lease  Operating  Expenses.   Lease  operating  expenses  and  natural  gas
processing costs ("LOE") for the three months ended June 30, 2002 decreased to $3.4 million from $4.3 million for the same period in 2001. The decrease in LOE is primarily due to a decrease in production tax expense due to lower commodity prices in the quarter ended June 30, 2002 as compared to the same period of 2001. Our LOE on a per MCFE basis for the three months ended June 30, 2002 was $0.67 per MCFE compared to $0.77 for the same period of 2001. The decrease in the per MCFE expense was due to a reduced expense offset by a decline in production volumes in the second quarter of 2002 compared to the same period in 2001.

     General and adminsitrative ("G&A") Expenses. G&A expenses decreased from $1.6 million for the quarter ended June 30, 2001 to $1.5 million for the same period of 2002. G&A expense on a per MCFE basis was $0.29 for the second quarter of 2002 compared to $0.28 for the same period of 2001. Although G&A expense decreased, the G&A expense on a per MCFE basis increased due to a decline in production volumes during the second quarter of 2002 as compared to the same period in 2001.

     G&A -  Stock-based  Compensation.  Effective  July 1, 2000,  the  Financial
Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to

December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 per share on all options with an existing exercise price greater than $2.06 per share. We recognized income of approximately $2.3 million during the quarter ended June 30, 2001 related to these repricings. This income was recorded as a reduction of expense. The income recognized in the second quarter of 2001 was due to a decline in the price of our common stock. During 2002, we did not recognize any stock-based compensation because the price of our common stock has remained below the exercise price.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense increased to $9.1 million for the three months ended June 30, 2002 from $8.3 million for the same period of 2001. Our DD&A on a per MCFE basis for the three months ended June 30, 2002 was $1.81 per MCFE as compared to $1.46 in 2001. The increase was due to a reduction in reserves, due to lower commodity prices and sales of properties, and higher finding costs in the latter part of 2001 and the first six months of 2002.

     Interest Expense. Interest expense increased to $8.8 million for the second quarter of 2002 compared to $7.8 million in 2001. The increase was due to an increase in long-term debt primarily relating to the Grey Wolf credit facility.

     Proved Property Impairment. We record the carrying value of our crude oil and natural gas properties using the full cost method of accounting for crude oil and natural gas properties. Under this method, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties less related deferred taxes, is limited by country, to the lower of the unamortized cost or the cost ceiling, (defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.) If the net capitalized cost of crude oil and natural gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings, which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period.

     The risk that we will be required to write-down the carrying value of our crude oil and natural gas assets increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves or if purchasers or governmental action cause an abrogation of, or if we voluntarily cancel, long-term contracts for our natural gas. As of June 30, 2002, our net capitalized costs of crude oil and natural gas properties exceeded the present value of our estimated proved reserves by $138.7 million ($28.2 million on the U.S. properties and $110.5 million on the Canadian properties). As a result, during the quarter ended June 30, 2002, we incurred a proved-property impairment write-down of approximately $116 million primarily due to volatile commodity prices. These amounts were calculated considering June 30, 2002 period-end prices of $26.12 per Bbl for crude oil and $2.16 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. We used the subsequent prices to evaluate our Canadian properties, and reduced the period end June 30, 2002 write-down to an amount of $87.8 million on those properties. The subsequent prices in the U.S. would not have resulted in a reduction of the write-down for the U.S. properties.

     We cannot assure you that we will not experience additional write-downs in the future. Should commodity prices decline or if any of our proved reserves are revised downward, a further write-down of the carrying value of our crude oil and natural gas properties may be required.

     Minority interest. We owned a 49% controlling interest in the earnings of Grey Wolf through August 2001. The consolidated financial statements include the results of Grey Wolf. The net income attributable to the minority interest in Grey Wolf for the second quarter of 2001 was $555,000. As of June 30, 2002, we owned 100% of the outstanding capital stock of Grey Wolf. We obtained the additional interest in Grey Wolf pursuant to a tender offer and subsequent compulsory merger, completed in September 2001.

     Income taxes. Income taxes decreased to a benefit of $29.4 million for the three months ended June 30, 2002 compared to an expense of $1.5 million for the same period of 2001. This decrease is due to reduced profitability in our operations, primarily as a result of ceiling limitation write-downs and lower commodity prices. There is no current or deferred income tax benefit for the U.S. net losses due the valuation allowance which has been recorded against such benefits. This results in a low consolidated effective tax rate for the three months ended June 30, 2002.

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

     Operating Revenue. During the six months ended June 30, 2002, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $24.0 million as compared to $48.4 million in the six months ended June 30, 2001. The decrease in revenue was primarily due to decreased prices realized during the period, as well as a decrease in production volumes. Production volumes decreased primarily as a result of producing property sales in the later part of 2001 and in the first six months of 2002. Lower commodity prices impacted crude oil and natural gas revenue by $19.8 million while reduced production volumes had a $4.6 million negative impact on revenue.

    Average sales prices net of hedging losses for the six months ended June 30, 2002 were:

         o $ 20.08 per Bbl of crude oil,
         o $ 15.11 per Bbl of natural gas liquid, and
         o $ 2.33 per Mcf of natural gas

 Average sales prices net of hedging losses for the six months ended June 30, 2001 were:

         o $26.31 per Bbl of crude oil,
         o $26.46 per Bbl of natural gas liquid, and
         o $4.14 per Mcf of natural gas

Crude oil production volumes declined from 254.9 MBbls during the six months ended June 30, 2001 to 149.2 MBbls for the same period of 2002, primarily as a result of a de-emphasis on crude oil drilling in prior periods, and the sale of crude oil producing properties in the later part of 2001 and in the first half of 2002. Natural gas production volumes declined to 8,191 MMcf for the six months ended June 30, 2002 from 9,156 MMcf for the same period of 2001. This decline was primarily due to the sale of non-core properties in late 2001 and the first half of 2002 and the natural decline in production which was partially offset by new production from current drilling activities.

     Lease  Operating  Expenses.   Lease  operating  expenses  and  natural  gas
processing costs ("LOE") for the six months ended June 30, 2002 decreased to $7.3 million from $9.2 million for the same period in 2001. The decrease in LOE was primarily due to a decrease in production tax expense due to higher commodity prices in the six months ended June 30, 2001 as compared to the same period of 2002. Our LOE on a per MCFE basis for the six months ended June 30, 2002 was $0.74 per MCFE as compared to $0.80 for the same period of 2001. The decrease in the per MCFE expense was due to a reduced expense offset by a decline in production volumes in the first two quarters of 2002 as compared to the same period in 2001.

     General and adminsitrative ("G&A") Expenses. G&A expenses decreased from $3.7 million for the first six months of 2001 to $3.2 million for the first six months of 2002. G&A expense on a per MCFE basis was $0.32 for the first six months of 2002 and 2001. The decrease in G&A expense was primarily due to a decrease in consulting fees in the first quarter of 2002 as compared to the first quarter of 2001

     G&A -  Stock-based  Compensation.  Effective  July 1, 2000,  the  Financial
Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 per share on all options with an existing exercise price greater than $2.06 per share. We recognized income of approximately $1.4 million during the six months ended June 30, 2001 related to these repricings. The income was recorded as a reduction of expense. The income recognized in 2001 was due to a decline in the price of our common stock. During 2002, we did not recognize any stock -based compensation due to the decline in the price of our common stock.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased to $15.9 million for the six months ended June 30, 2002 from $17.1 million for the same period of 2001. Our DD&A on a per MCFE basis for the six months ended June 30, 2002 was $1.61 per MCFE as compared to $1.48 in 2001. These decreases were due to reduced production volumes in 2002 and prior ceiling limitation write-downs.

     Interest Expense. Interest expense increased to $17.2 million for the first six months of 2002 compared to $15.6 million in 2001. The increase was due to an increase in long-term debt primarily relating to the Grey Wolf credit facility.

     Proved Property Impairment. We record the carrying value of our crude oil and natural gas properties using the full cost method of accounting for crude oil and natural gas properties. Under this method, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties less related deferred taxes, is limited by country, to the lower of the unamortized cost or the cost ceiling, (defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.) If the net capitalized cost of crude oil and natural gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings, which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period.

     The risk that we will be required to write-down the carrying value of our crude oil and natural gas assets increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves or if purchasers or governmental action cause an abrogation of, or if we voluntarily cancel, long-term contracts for our natural gas. As of June 30, 2002, our net capitalized costs of crude oil and natural gas properties exceeded the present value of our estimated proved reserves by $138.7 million ($28.2 million on the U.S. properties and $110.5 million on the Canadian properties). As a result, during the six months ended June 30, 2002, we incurred a proved-property impairment write-down of approximately $116 million primarily due to volatile commodity prices. These amounts were calculated considering June 30, 2002 period-end prices of $26.12 per Bbl for crude oil and $2.16 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. We used the subsequent prices to evaluate our Canadian properties, and reduced the period end June 30, 2002 write-down to an amount of $87.8 million on those properties. The subsequent prices in the U.S. would not have resulted in a reduction of the write-down for the U.S. properties.

     We cannot assure you that we will not experience additional write-downs in the future. Should commodity prices decline or if any of our proved reserves are revised downward, a further write-down of the carrying value of our crude oil and natural gas properties may be required.


     Minority interest. We owned a 49% controlling interest in the earnings of Grey Wolf through August 2001. The consolidated financial statements include the results of Grey Wolf. The net income attributable to the minority interest in Grey Wolf for the first six months of 2001 was $1.5 million. As of June 30, 2002, we owned 100% of the outstanding capital stock of Grey Wolf. We obtained the additional interest in Grey Wolf pursuant to a tender offer and subsequent compulsory merger, completed in September 2001.

     Income taxes. Income taxes decreased to a benefit of $30.2 million for the first six months of 2002 compared to an expense of $4.3 million for the same period of 2001. This decrease is due to reduced profitability in our operations, primarily as a result of ceiling limitation write-downs and lower commodity prices. There is no current or deferred income tax benefit for the U.S. net losses due the valuation allowance which has been recorded against such benefits. This results in a low consolidated effective tax rate for the six months ended June 30, 2002.

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

     Our sources of capital are primarily cash on hand, cash from operating activities, the sale of properties and financing activities, including sales of production payments to Mirant Americas and funding from the Grey Wolf credit facility with Mirant Canada. Our overall liquidity depends heavily on the prevailing prices of crude oil and natural gas and our production volumes of crude oil and natural gas. Significant downturns in commodity prices, such as that experienced in the last six months of 2001 and the first quarter of 2002, can reduce our cash from operating activities. Although we have hedged a portion of our natural gas and crude oil production and may continue this practice, future crude oil and natural gas price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Furthermore, low crude oil and natural gas prices could affect our ability to raise capital on terms favorable to us. Similarly, our cash flow from operations will decrease if the volume of crude oil and natural gas we produce decreases. Our production volumes will decline as reserves are produced. In addition, we have sold, and intend to continue to sell, certain of our properties. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration, exploitation and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. While we have had some success in pursuing these activities, we have not been able to fully replace the production volumes lost from natural field declines and property sales.

     Working Capital. At June 30, 2002, we had current assets of $27.3 million and current liabilities of $85.6 million resulting in a working capital deficit of $58.3 million. This compares to a working capital deficit of $5.0 million at December 31, 2001 and working capital deficit of $13.6 million at June 30, 2001. The majority of our current liabilities at June 30, 2002 were current maturities of long-term debt of $63.5 million of our First Lien Notes due March 2003, trade accounts payable of $7.7 million, revenues due third parties of $3.4 million, accrued interest of $5.9 million and hedge liability of $1.7 million. Our capital resources and liquidity are affected by the timing of our interest payments of approximately $4.1 million each March 15, $11.0 million each May 1, $4.1 million each September 15, and $11.0 million each November 1. As a result of these periodic interest payments on our outstanding debt obligations, our cash balances will decrease dramatically on certain dates during the year.

     Capital expenditures. Capital expenditures, excluding property divestitures during the first six months of 2002, were $23.8 million compared to $30.4 million during the same period of 2001. The table below sets forth the components of these capital expenditures on a historical basis for the six months ended June 30, 2002 and 2001.

                                                                             Six Months Ended
                                                                                  June 30
                                                                --------------------------------------------
                                                                        2002                    2001
                                                                ---------------------- ---------------------
Expenditure category (in thousands):
  Acquisitions................................................  $              -         $              -
  Development.................................................            23,699                   30,046
  Facilities and other........................................               139                      387
                                                                    ---------------          ---------------
      Total...................................................  $         23,838         $         30,433
                                                                    ===============          ===============

     Investing activities used $886,000 net during the first six months of 2002. $32.9 million was provided from the proceeds of property sales during the period. $23.7 million was utilized primarily for the development of crude oil and natural gas properties and other facilities. This compares to using $20.7 million net during the first six months of 2001, $30.4 million of which was utilized for the development of crude oil and natural gas properties and $9.7 million of which was provided from the sale of non-core assets in Canada.

     As cash flow permits our current budget for capital expenditures for the last six months of 2002 other than acquisition expenditures is approximately $14 million. The remaining portion of such expenditures is primarily to be conducted by Grey Wolf, and will be funded by cash flow and the Grey Wolf credit facility with Mirant Canada. Additional capital expenditures may be made for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas further decline, our cash flows will decrease which may result in a further reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we will not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                               Six Months Ended
                                                                                    June 30,
                                                                     ---------------------------------------
                                                                           2002                   2001
                                                                     ------------------      ---------------
Net cash (used) provided by operating activities                $          (1,796)      $          16,406
Net cash used in investing activities                                        (831)                (20,738)
Net cash provided by financing activities                                   3,469                   5,317
                                                                     ------------------      ---------------
Total                                                           $             842       $               985
                                                                     ==================      ===============

     Operating activities during the six months ended June 30, 2002 used $1.8 million cash compared to providing $16.4 million in the same period in 2001. Net loss plus non-cash expense items during 2002 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities provided $3.5 million for the first six months of 2002 compared to providing $5.3 million for the same period of 2001.

     Current Liquidity Requirements. We currently have substantial indebtedness and debt service requirements and we have had recurring net losses in three of the last four years and the quarter ended June 30, 2002. Our loss of approximately $125.1 million during the quarter ended June 30, 2002 was due primarily to proved property impairments of approximately $116 million resulting from depressed commodity prices. At June 30, 2002, the Company's current liabilities of approximately $85.6 million exceeded current assets of $27.3 million resulting in a working capital deficit of $58.3 million. The Company also had a shareholders' deficit of $128.6 million. The success of our future operations will require us to meet our significant debt obligations and to make substantial capital expenditures for the exploitation, development, exploration and production of crude oil and natural gas. In the past, we have funded our operations and capital expenditures primarily through cash flow from operations, sales of properties and borrowings under credit facilities and other sources. Recently, our cash flow from operations has been severely impacted by depressed commodity prices and reduced production resulting from sales of producing properties. Our reduced operating cash flow has put significant strain on our liquidity and cash position. At June 30, 2002, we had unrestricted cash of $6.8 million and $9.8 million of restricted cash from the proceeds of asset divestitures  after  repayments  of  certain  obligations  (See  Note  3 to  the
Consolidated Financial Statements). Our reduced operating cash flow and resulting limited liquidity has also caused us to reduce capital expenditures, including exploration, exploitation and development projects. These measures will limit our ability to replenish our depleting reserves, which could negatively impact our cash flow from operations and results of operations in the future.

     We will need additional funds in the future for both the development of our assets and the service of our debt, including the payment of periodic interest and the repayment of the $63.5 million in principal amount of the First Lien Notes maturing in March 2003 and the $191.0 million of the Second Lien Notes and Old Notes maturing in November 2004. In order to meet the goals of developing our assets and servicing our debt obligations, we will be required to obtain additional sources of capital and/or reduce or reschedule our existing cash requirements including repayment of the First Lien Notes. In order to do so, we may pursue one or more of the following alternatives:

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

     In order to meet our need for additional funds, we are exploring strategic opportunities through the establishment of a Planning Committee of the Board of Directors. The Planning Committee has engaged an investment banking firm to assist with a strategic review and to formulate proposed plans and actions for consideration by our Board of Directors. Because the Planning Committee is currently conducting its review and formulation of a proposed plan of action, the Company cannot assess the likelihood that we can effectively implement any such proposed plan of action. Regardless of the outcome of the strategic review, a refinancing of our existing debt and the sale of additional properties likely will be required for us to meet our liquidity and capital requirements. We believe that we can implement a successful plan of action to improve our liquidity and capital requirements. However, we cannot give any assurances that such actions will result in our being able to continue as a going concern. The June 30, 2002 financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 2 to our Consolidated Financial Statements-"Business Conditions and Liquidity Requirements" for more information.

     Future Capital Resources. We will have three principal sources of liquidity going forward: (i) cash on hand, (ii) cash flow from operations and (iii) sales of properties. In addition, Grey Wolf has additional borrowing capacity under its credit facility with Mirant Canada. The terms of the First Lien Notes indenture, the Second Lien Notes indenture and the Old Notes indenture substantially limit our use of proceeds from sales of properties.

    Our indentures restrict, among other things, our ability to:

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

     Due to our current debt levels and the restrictions contained in the indentures described above, our best opportunity for additional sources of liquidity and capital will be through the disposition of assets and some of the other alternatives discussed above. We cannot assure you that we will be successful in any of our efforts to improve liquidity or that such efforts will produce enough cash to fund our operating and capital requirements, make our interest payments or to make the principal payments due on our First Lien Notes, Old Notes and Second Lien Notes.

     Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

     o   Long-term debt
     o   Operating leases for office facilities

     We have no other off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of June 30, 2002.

                                                                Payments due in:
                                   ----------------------------------------------------------------------------
Contractual Obligations
(dollars in thousands)                                                                             2005 and
                                       Total           2002           2003            2004           after
---------------------------------- --------------- -------------- -------------- --------------- --------------
Long-Term Debt (1)                   $    290,797   $      -        $  63,500      $  190,979     $  36,318 (2)
Operating Leases (3)                        1,249         264             336             236           413

(1) Includes $63.5 million of the First Lien Notes, $191.0 million of the Old Notes and Second Lien Notes and $36.3 million under the Grey Wolf Facility.

(2) The Grey Wolf credit facility does not have scheduled repayments of principal prior to its maturing in 2007. Instead, Grey Wolf is required to pay its net cash flow on a monthly basis to Mirant Canada. We have included the entire amount outstanding under the Grey Wolf Facility at June 30, 2002 ($36.3 million) although we will be making payments prior to 2007. For more information on the Grey Wolf credit facility, you should read the description under "Grey Wolf Facility."

(3)      Office lease obligations.

     Other obligations. We make and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil and natural gas. In the past, we have funded our operations and capital expenditures primarily through cash flow from operations, sales of properties, sales of production payments to Mirant Americas and borrowings under our bank credit facilities and other sources. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion. As cash flow permits our capital expenditure budget for the remainder of 2002 for existing operations and leaseholds is approximately $14 million.

Long-Term Indebtedness.

     Old Notes. On November 14, 1996, we consummated the offering of $215.0 million of our 11.5% Senior Notes due 2004, Series A, which were exchanged for the Series B Notes in February 1997. On January 27, 1998, we completed the sale of $60.0 million of our 11.5% Senior Notes due 2004, Series C. The Series B Notes and the Series C Notes were subsequently combined into $275.0 million in principal amount of the Old Notes in June 1998. In December 1999, Abraxas and Canadian Abraxas completed an exchange offer which reduced the amount of outstanding Old Notes to $801,000. See the description of the Second Lien Notes below for more information.

     Interest on the Old Notes is payable semi-annually in arrears on May 1 and November 1 of each year at the rate of 11.5% per annum. The Old Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on November 1 of the years set forth below:

            Year                                   Percentage
            ----                                   ----------
            2001.................................. 102.875%
            2002 and thereafter................... 100.000%

     The Old Notes are joint and several obligations of Abraxas and Canadian Abraxas and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes rank senior in right of payment to all future subordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes are, however, effectively subordinated to the First Lien Notes to the extent of the value of the collateral securing the First Lien Notes and to the Second Lien Notes to the extent of the value of the collateral securing the Second Lien Notes. The Old Notes are unconditionally guaranteed, on a senior basis by Sandia Oil and Gas Company, a wholly owned subsidiary of Abraxas. The guarantee is a general unsecured obligation of Sandia and ranks pari passu in right of payment to all unsubordinated indebtedness of Sandia and senior in right of payment to all subordinated indebtedness of Sandia. The guarantee is effectively subordinated to the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral securing the First Lien Notes and the Second Lien Notes.

     Upon a Change of Control, as defined in the Old Notes Indenture, each holder of the Old Notes will have the right to require us to repurchase all or a portion of such holder's Old Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. In addition, we will be obligated to offer to repurchase the Old Notes at 100% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase in the event of certain asset sales.

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

     The First Lien Notes are senior indebtedness of Abraxas secured by a first lien on substantially all of the crude oil and natural gas properties of Abraxas and the shares of Grey Wolf owned by Abraxas. The First Lien Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Canadian Abraxas, Sandia and Wamsutter, wholly-owned subsidiaries of Abraxas (the "Restricted Subsidiaries"). The guarantees are secured by substantially all of the crude oil and natural gas properties of the guarantors and the shares of Grey Wolf owned by Abraxas and Canadian Abraxas.

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

     Interest on the Second Lien Notes is payable semi-annually in arrears on May 1 and November 1, commencing May 1, 2000. We deferred an interest payment of approximately $11 million dollars, related to Old Notes and the Second Lien Notes, due on May 1, 2002. We had a 30-day grace period in which to make this $11 million payment before an "event of default" occurred. The interest payment was made on May 23, 2002, prior to the expiration of the grace period. The Second Lien Notes are redeemable, in whole or in part, at the option of Abraxas and Canadian Abraxas at the redemption prices set forth below, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on December 1 of the years set forth below:

                   Year                             Percentage
                   -----                            ----------
                   2001...........................  102.875%
                   2002 and thereafter............  100.000%

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

    Grey Wolf Facility.
    ------------------

     General. On December 20, 2001, Grey Wolf entered into a credit facility with Mirant Canada. The Grey Wolf credit facility established a revolving line of credit with a commitment amount of CDN $150 million, (approximately US $96 million). Subject to certain restrictions, the borrowing base may be reduced in the discretion of Mirant Canada upon 30 days written notice. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date of the credit facility is December 20, 2007. The applicable interest rate charged on the outstanding balance under the Grey Wolf Facility is 9.5%. Any amounts in default under the facility will accrue interest at 15%. The Grey Wolf credit facility is non-recourse to Abraxas and its properties, other than Grey Wolf properties, and Abraxas has no additional direct obligations to Mirant Canada under the facility.

     Principal Payments. Prior to maturity, Grey Wolf is required to make principal payments under the Grey Wolf credit facility as follows:

     (i) on the date of the sale of any of its producing properties, Grey Wolf is required to make a payment equal to the amount of the net sales proceeds;

     (ii) on a monthly basis, Grey Wolf is required to make a payment equal to its net cash flow for the month prior to the date of the payment; and

     (iii) on the date of any reduction in the commitment amount becomes effective, Grey Wolf must repay all amounts over the commitment amount so reduced.

     Under the Grey Wolf credit facility, "net cash flow" generally means the amount of proceeds received by Grey Wolf from the sale of hydrocarbons less taxes, royalty and similar payments (including overriding royalty interest payments made to Mirant Canada), interest payments made to Mirant Canada and operating and other expenses including approved capital and G&A expenses.

     Grey Wolf may also make pre-payments at any time after December 20, 2002 with no pre-payment penalty.

     The Grey Wolf credit facility matures in 2007. We treat the Grey Wolf credit facility as a revolving line of credit since, under ordinary circumstances, the lender is paid on a net cash flow basis. It is anticipated that Grey Wolf will be a net borrower for the next several years due to a large number of exploration and exploitation projects and the associated capital needs to complete the projects.

     Security. Obligations under the Grey Wolf credit facility are secured by a security interest in substantially all of Grey Wolf's assets, including, without limitation, working capital interests in producing properties and related assets owned by Grey Wolf. None of Abraxas' assets are subject to a security interest under the Grey Wolf credit facility.

     Covenants. The Grey Wolf credit facility contains a number of covenants that, among other things, restrict the ability of Grey Wolf to (i) enter into new business areas, (ii) incur additional indebtedness, (iii) create or permit to be created any liens on any of its properties, (iv) make certain payments, dividends and distributions, (v) make any unapproved capital expenditures, (vi) sell any of its accounts receivable, (vii) enter into any unapproved leasing arrangements, (viii) enter into any take-or-pay contracts, (ix) liquidate, dissolve, consolidate with or merge into any other entity, (x) dispose of its assets, (xi) abandon any property subject to Mirant Canada's security interest,
(xii) modify any of its operating agreements, (xiii) enter into any unapproved hedging agreements, and (xiv) enter into any new agreements affecting existing agreements relating to or affecting properties subject to Mirant Canada's security interests. In addition, Grey Wolf is required to submit a quarterly development plan for Mirant Canada's approval and Grey Wolf must comply with specified financial ratios and tests, including a minimum collateral coverage ratio. Grey Wolf was in compliance with these covenants at June 30, 2002.

     Events of Default. The Grey Wolf credit facility contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in the financial condition of Grey Wolf.

     Overriding Royalty Interests. As a condition to the Grey Wolf credit facility, Grey Wolf has granted two overriding royalty interests to Mirant Canada, each in the amount of 2.5% of the revenues received by Grey Wolf from crude oil and natural gas sales from all of its properties. These overriding royalty interests resulted in the recording of a $2.5 million discount on the Grey Wolf Facility borrowings at December 31, 2001.

     Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. See Hedging Sensitivity in Item 3 for further information.

     Net Operating Loss Carryforwards. At December 31, 2001 we had, subject to the limitation discussed below, $115,900,000 of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2002 through 2021 if not utilized. At December 31, 2001, we had approximately $6,700,000 of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2002 through 2008 if not utilized.

     As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under
Section 382 occurred in December 1991. Accordingly, it is expected that the use of the U.S. net operating loss carryforwards generated prior to December 31, 1991 of $3,203,000 will be limited to approximately $235,000 per year.

     During 1992, we acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of the acquired corporation of $257,000 acquired in the acquisition are limited to approximately $115,000 per year.

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

     An ownership change under Section 382 occurred in December 1999, following the issuance of additional shares, as described in Note 5. It is expected that the annual use of U.S. net operating loss carryforwards subject to this Section 382 limitation will be limited to approximately $363,000, subject to the lower limitations described above. Future changes in ownership may further limit the use of our carryforwards. In 2000 assets with built in gains were sold, increasing the Section 382 limitation for 2001 by approximately $31,000,000.

     The annual Section 382 limitation may be increased during any year, within 5 years of a change in ownership, in which built-in gains that existed on the date of the change in ownership are recognized.

     In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have established a valuation allowance of $39,670,000 and $63,149,000 for deferred tax assets at December 31, 2001 and June 30, 2002 respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     Our exposure to market risk rests primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manage crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Assuming the production levels we attained during the six months ended June 30, 2002, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income (loss) by approximately $1.4 million for the six months ended June 30, 2002.

Hedging Sensitivity

     On January 1, 2001, we adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, we use only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income/Loss, a component of Stockholder's Equity, to the extent that the hedge is effective.

     The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in accumulated Other Comprehensive Income/Loss related to a cash flow hedge that becomes ineffective, remain unchanged until the related production is delivered. If we determine that it is probable that a hedged transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

    Gains and losses on hedging instruments related to accumulated Other Comprehensive Income and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenue in the period that the related production is delivered.

     The following table sets forth our hedging position as of June 30, 2002.

              Time Period                     Notional Quantities                   Price                Fair Value
---------------------------------------- ------------------------------ ------------------------------ ----------------
July 1, 2002 - October 31, 2002          20,000 Mcf/day of natural      Fixed price swap $2.60-$2.95   $(1.7) million
                                         gas  or 1,000 Bbl/day of       natural gas or
                                         crude oil                      $18.90 Crude oil

     On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded $31.0 million, net of tax, in other comprehensive loss representing the cumulative effect of an accounting change to recognize the fair value of cash flow derivatives. We recorded cash flow hedge derivative liabilities of $38.2 million on that date and a deferred tax asset of $7.2 million.

     During the first six months of 2002 the fair value of outstanding liabilities increased by $2.5 million. For the three months and six months ended June 30, 2002 the ineffective portion of the cash flow hedges were not material.

     As of June 30, 2002, $1.4 million of deferred net losses on derivative instruments were recorded in Other Comprehensive Income/Loss, which is expected to be reclassified to earnings during the next four-month period.

     All hedge transactions are subject to our risk management policy, which has been approved by the Board of Directors. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of June 30, 2002, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $812,000 and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $812,000.

Interest rate risk

     At June 30, 2002, substantially all of our long-term debt is at fixed interest rates and not subject to fluctuations in market rates.

Foreign currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre tax loss of $92.3 million for the six months ended June 30, 2002. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our pre tax income by approximately $4.6 million. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

New Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for us beginning January 1, 2003. We are currently evaluating the impact the standard will have on our future results of operations and financial condition.

     Effective January 1, 2002, we adopted SFAS No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. This new standard had no impact on the our consolidated financial statements during the first six months of 2002.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for us beginning January 1, 2003 with earlier adoption encouraged. All other provisions of this standard have been effective for the us as of May 15, 2002 and did not have a significant impact on our financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit of disposal activities to be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for the us beginning January 1, 2003. We are currently evaluating the impact the standard will have on its results of operations and financial condition.

     The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, " Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. We are currently evaluating the impact on our results of operations and financial condition if this Proposed Statement of Position is adopted in its current form.

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

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Annual Meeting of Shareholders held on May 24, 2002 the following proposals were adopted by the margins indicated:

                   1. Election of four directors for term of three years, to hold office until the expiration of his term in 2005 or until a successor shall have been elected & qualified.

                                                      Number of Shares
                                                     For        Against
                       C. Scott Bartlett, Jr.    25,393,722    1,534,903
                       Ralph F. Cox              25,393,722    1,534,903
                       Frederick M. Pevow, Jr.   25,393,422    1,535,203
                       Joseph A. Wagda           25,393,422    1,535,203



                   2. Approval of the appointment of Deloitte & Touche LLP as the Company's auditors.

                                         Number of Shares
                                 For         Against          Abstain
                             26,076,505       83,945          768,177



Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibits

                   Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350
                   - Robert L.G. Watson, CEO

                   Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350
                   - Chris E. Williford, CFO

           (b) Reports on Form 8-K:

                1. Current Report of the Form 8-K filed on April 23, 2002. Other
                   Events, including a press release relating to Canadian winter drilling activity.

                2. Current  Report on the Form 8-K filed on May 1,  2002.  Other
                   Events, including a press release relating to deferral of interest payment.

                3. Current  Report on the Form 8-K filed on May 14, 2002.  Other
                   Events, including a press release relating to the announcement of the Company's first quarter 2002 financial results and West Texas drilling results.

                4. Current Report on Form 8-K filed on July 9, 2002. Acquisition or Disposition of Assets, announcing the Company's divestiture of properties in Alberta, Canada and South Texas.

                5. Current Report on Form 8-K/A filed on August 8, 2002 to amend the Form 8-K filed on July 9, 2002, to include the pro-forma financial statements relating to the property divestitures.


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  August 19, 2002           By:/s/
         -----------------              -------------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  August 19, 2002           By:/s/
         -----------------              -------------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer

                                                                   EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Abraxas Petroleum Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date thereof (the "Report"), I, Robert L.G. Watson, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and
         (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/ Robert L.G. Watson
                                      Robert L.G. Watson
                                      Chairman of the Board,
                                      President and Chief Executive Officer
                                      August 19, 2002

                                                                 EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Abraxas Petroleum Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date thereof (the "Report"), I, Chris E, Williford, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and
         (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.