Form 10-Q
period 2002-09-30
ABRAXAS PETROLEUM CORP
filed 2002-11-14
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                             FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002

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

     The number of shares of the issuer's common stock outstanding as of November 14, 2002 was:

        Class                                         Shares Outstanding

    Common Stock, $.01 Par Value                          29,979,397





                                     1 of 42

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 -  Financial Statements (Unaudited)
            Consolidated Balance Sheets - September 30, 2002
                     and December 31, 2001.....................................3
            Consolidated Statements of Operations -
                     Three and Nine Months Ended September 30, 2002 and 2001...5
            Consolidated Statement of  Stockholders'Equity (Deficit)
                     Nine months ended September 30, 2002......................6
            Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 2002 and 2001.............7
            Notes to Consolidated Financial Statements.........................8

ITEM 2 -    Managements Discussion and Analysis of Financial Condition and
                     Results of Operations....................................24

ITEM 3 -    Quantitative and Qualitative Disclosure about Market Risks........37

ITEM 4 -    Controls and Procedures...........................................39

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal proceedings 39
ITEM 2 - Changes in Securities................................................39
ITEM 3 - Defaults Upon Senior Securities......................................39
ITEM 4 - Submission of Matters to a Vote of Security Holders..................39
ITEM 5 - Other Information................................................... 39
ITEM 6 - Exhibits and Reports on Form 8-K.....................................39
              Signatures   ...................................................40

                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                      September 30, December 31,
                                                                           2002       2001
                                                                      ------------- ------------
                                                                         (In Thousands)
Assets:
Current assets:
   Cash .............................................................   $ 13,358   $  7,605
   Accounts receivable, less allowances for doubtful
     accounts:
          Joint owners ..............................................      1,700      2,785
          Oil and gas production ....................................      4,367      4,758
          Other .....................................................      1,424        504
                                                                        --------   --------
                                                                           7,491      8,047

  Equipment inventory ...............................................      1,061      1,251
  Other current assets ..............................................        672        443
                                                                        --------   --------
    Total current assets ............................................     22,582     17,346

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved ........................................................    516,084    486,098
      Unproved, not subject to amortization .........................      6,704     10,626
   Other property and equipment .....................................     42,557     67,632
                                                                        --------   --------
           Total ....................................................    565,345    564,356
      Less accumulated depreciation, depletion, and
        amortization ................................................    415,815    282,462
                                                                        --------   --------
      Total property and equipment - net ............................    149,530    281,894

Deferred financing fees, net of accumulated amortization of $9,951
 and $8,668 at September 30, 2002 and December 31, 2001, respectively      2,952      3,928
Deferred income taxes ...............................................      8,442       --
Other assets ........................................................        387        448
                                                                        --------   --------
  Total assets ......................................................   $183,893   $303,616
                                                                        ========   ========




           See accompanying notes to consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                          Part 1- Financial Information

                          Item 1 - Financial Statements

                     Consolidated Balance Sheets (continued)
                                   (Unaudited)

                                                                      September 30, December 31,
                                                                            2002       2001
                                                                      ------------- -----------
                                                                           (In Thousands)
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable .................................................   $   8,484    $  10,542
  Oil and gas production payable ...................................       2,696        3,596
  Accrued interest .................................................       9,422        6,013
  Other accrued expenses ...........................................       1,993        1,116
  Hedge liability ..................................................         644          658
  Current maturities of long-term debt .............................      63,500          415
                                                                       ---------    ---------
            Total current liabilities ..............................      86,739       22,340

Long-term debt .....................................................     231,199      285,184

Deferred income taxes ..............................................        --         20,621

Future site restoration ............................................       3,987        4,056

Stockholders' equity (deficit):
  Common Stock, par value $.01 per share-
  Authorized 200,000,000 shares; issued, 30,145,280 at
   September 30, 2002 and December 31, 2001 ........................         301          301
   Additional paid-in capital ......................................     136,830      136,830
  Accumulated deficit ..............................................    (263,921)    (151,094)
  Receivables from stock sales .....................................         (97)         (97)
  Treasury stock, at cost, 165,883 shares ..........................        (964)        (964)
  Accumulated other comprehensive loss .............................     (10,181)     (13,561)
                                                                       ---------    ---------
      Total stockholders' deficit ..................................    (138,032)     (28,585)
                                                                       ---------    ---------
Total liabilities and stockholders' equity (deficit)................   $ 183,893    $ 303,616
                                                                       =========    =========





           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended       Nine Months Ended
                                                               September 30,            September 30,
                                                            2002         2001         2002         2001
                                                        ------------- -----------   -----------  ----------
                                                                 (In thousands except per share data)
Revenue:
   Oil and gas production revenues ....................   $  10,129    $  13,667    $  34,158    $  62,043
   Gas processing revenues ............................         522          777        1,933        1,711
   Rig revenues .......................................         169          199          513          607
   Other ..............................................         241          258          499          742
                                                          ---------    ---------    ---------    ---------
                                                             11,061       14,901       37,103       65,103
Operating costs and expenses:
   Lease operating and production taxes ...............       3,943        4,488       11,205       13,679
   Depreciation, depletion, and amortization ..........       5,086        8,021       21,010       25,150
   Proved property impairment .........................        --           --        115,995         --
   Rig operations .....................................         143          204          439          548
   General and administrative .........................       1,399        1,367        4,578        5,051
   General and administrative (Stock-based
     compensation) ....................................        --         (1,366)        --         (2,767)
                                                          ---------    ---------    ---------    ---------
                                                             10,571       12,714      153,227       41,661
                                                          ---------    ---------    ---------    ---------
Operating income (loss) ...............................         490        2,187     (116,124)      23,442

Other (income) expense:
   Interest income ....................................         (15)         (46)         (56)         (74)
   Amortization of deferred financing fees ............         425          405        1,283        1,315
   Interest expense ...................................       8,616        8,090       25,790       23,700
   Other expense ......................................        --           --           --             16
                                                          ---------    ---------    ---------    ---------
                                                              9,026        8,449       27,017       24,957
                                                          ---------    ---------    ---------    ---------
Net loss from operations before taxes .................      (8,536)      (6,262)    (143,141)      (1,515)

Income tax expense (benefit) ..........................         (98)        (608)     (30,314)       3,677

Minority interest in income of consolidated foreign
   subsidiary .........................................        --            195         --          1,676
                                                          ---------    ---------    ---------    ---------
Net loss ..............................................   $  (8,438)   $  (5,849)   $(112,827)   $  (6,868)
                                                          =========    =========    =========    =========

Loss per common share:
    Net loss per common share - basic and diluted .....   $   (0.28)   $   (0.22)   $   (3.76)   $   (0.28)
                                                          =========    =========    =========    =========




           See accompanying notes to consolidated financial statements


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                       (In thousands except share amounts)




                                                                                                 Accumulated    Receiv-
                                                                                                    Other       ables
                                        Common Stock    Treasury Stock     Additional  Accumu-      Compre-     from
                                      ------------------- ----------------  Paid-In   lated        hensive      Stock
                                      Shares      Amount  Shares   Amount   Capital   Deficit    Income(Loss)   Sale      Total
                                     ----------- ------- ------- -------- ----------- ---------- ------------- -------- ----------
Balance at December 31, 2001.............  30,145,280 $ 301  165,883 $ (964) $136,830 $(151,094)  $(13,561)     $(97)   $ (28,585)

Comprehensive income (loss) - Note 10
  Net loss...............................           -    -       -      -         -    (112,827)       -          -      (112,827)
  Other comprehensive income:
    Hedge loss...........................           -    -       -      -         -          -          54                     54
    Foreign currency translation
      adjustment.........................           -    -       -      -         -          -       3,326        -         3,326
                                                                                                                        ----------
       Comprehensive income (loss).......           -    -       -      -         -          -         -          -      (109,447)
                                           ---------- ----- -------- ------- -------- ----------  ---------    -------  ----------
Balance at September  30, 2002...........  30,145,280 $ 301  165,883 $ (964) $136,830 $(263,921)  $(10,181)     $(97)   $(138,032)
                                           ========== ===== ======== ======= ======== ==========  =========    =======  ==========



           See accompanying notes to consolidated financial statements



                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                          ------------------------
                                                                             2002        2001
                                                                          -----------   ----------
                                                                                    (In thousands)
     Operating Activities
     Net  loss .........................................................   $(112,827)   $  (6,868)

     Adjustments to reconcile net loss to net cash provided by operating activities:
      Minority interest in income of foreign subsidiary ................        --          1,676
      Depreciation, depletion, and amortization ........................      21,010       25,150
      Proved property impairment .......................................     115,995         --
      Deferred income tax (benefit) expense ............................     (30,314)       2,957
      Amortization of deferred financing fees ..........................       1,283        1,315
      Amortization of debt discount ....................................         287         --
      Stock-based compensation .........................................        --         (2,767)
      Changes in operating assets and liabilities:
          Accounts receivable ..........................................         499       13,598
          Equipment inventory ..........................................         191         (234)
          Other ........................................................        (249)        --
          Accounts payable and accrued expenses ........................       1,305       (8,738)
                                                                           ---------    ---------
     Net cash provided by (used in) operating activities ...............      (2,820)      26,089
                                                                           ---------    ---------
     Investing Activities
     Capital expenditures, including purchases and development
       of properties ...................................................     (33,392)     (44,793)
     Proceeds from sale of oil and gas producing properties.............      33,678       15,361
     Acquisition of minority interest ..................................        --         (2,248)
                                                                           ---------    ---------
     Net cash provided by (used in) investing activities ...............   $     286    $ (31,680)
                                                                           ---------    ---------
Financing Activities
Proceeds from long-term borrowings .....................................      17,084       12,866
Payments on long-term borrowings .......................................      (8,176)      (8,873)
Deferred financing fees ................................................        (303)        --
Exercise of stock options ..............................................        --             16
Other ..................................................................        --            231
                                                                           ---------    ---------
Net cash provided by financing activities ..............................       8,605        4,240
                                                                           ---------    ---------
Effect of exchange rate changes on cash ................................        (318)        (161)
                                                                           ---------    ---------
Increase (decrease) in cash ............................................       5,753       (1,512)
Cash, at beginning of period ...........................................       7,605        2,004
                                                                           ---------    ---------
Cash, at end of period .................................................   $  13,358    $     492
                                                                           =========    =========

Supplemental disclosures of cash flow information:
Interest paid ..........................................................   $  22,336    $  20,262
                                                                           =========    =========
Taxes paid .............................................................   $    --      $     505
                                                                           =========    =========



           See accompanying notes to consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2002

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited consolidated financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2001. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year.

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

Note 2. Business Conditions and Liquidity Requirements

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses from operations before taxes during the nine months ended September 30, 2002, of $143.1 million due primarily to proved property impairments of $116 million resulting primarily from volatile commodity prices - see Note 11. At September 30, 2002, the Company's current liabilities of approximately $86.7 million exceeded current assets of $22.6 million resulting in a working capital deficit of $64.2 million. The Company also had a stockholders' deficit of $138.0 million. The Company's principal sources of liquidity are cash on hand, cash flow from operations and proceeds from sales of assets and properties, in addition to funding remaining available under the Grey Wolf credit facility with Mirant Canada Energy Capital Ltd.

     The Company's continued existence as a going concern is dependent upon several current factors including the successful pursuit of financial restructuring alternatives and improvement in commodity prices. The Company will need additional funds on a timely basis for both the development of its assets and the service of its debt, including the repayment of the $63.5 million in principal amount of 12 7/8% Senior Secured notes or First Lien Notes maturing in March 2003 and the $191 million of 11 1/2 % Senior Secured Notes or Second Lien Notes and 11 1/2% Senior Notes or Old Notes maturing in November 2004 - see Note
4. In order to meet the current operating requirements of developing its assets and servicing its debt obligations, the Company will be required to obtain additional sources of liquidity and capital and/or reduce or reschedule its existing cash requirements including repayment of the First Lien Notes. In order to do so, the Company is actively pursuing one or more of the following alternatives:

          o selling all or a portion of its existing assets, including interests in its assets, or subsidiary operations;
          o negotiating the restructuring and/or refinancing of existing debt;
          o repaying debt with proceeds from the sale of assets;
          o exchanging debt for equity;
          o managing   the  timing  and   reducing  the  scope  of  its  capital
            expenditures; or
          o issuing additional debt or equity securities or otherwise raising additional funds.

     Due to the Company's current debt levels and the restrictions contained in the indentures governing the First Lien Notes, Second Lien Notes and Old Notes, the Company's primary opportunity for immediate additional sources of liquidity and capital will be through the disposition of assets of subsidiary operations and some of the other alternatives discussed above including the restructuring of existing debt. There can be no assurance that any of the above alternatives, or some combination thereof, will be available or, if available, will be on terms acceptable to the Company or that such efforts will produce enough cash to fund the Company's immediate operating and capital requirements or make timely interest payments and principal payments due on the First Lien Notes, Second Lien Notes and Old Notes.

     In order to meet the Company's need for current additional funds, the Planning Committee of the Board of Directors is actively pursuing several of the alternatives set forth above. The Planning Committee has engaged an investment banking firm to assist in the formulation of a plan of action for consideration by the Board of Directors. A proposed plan of action is expected before December 31, 2002. A refinancing or renegotiation of the Company's existing debt and the sale of additional assets likely will be required for the Company to meet its current liquidity and capital requirements. Management believes that a successful plan of action can be implemented to provide additional liquidity and capital, but no assurances can be given that the implementation of such a plan of action will result in the Company being able to continue as a going concern. The September 30, 2002 financial statements do not include any adjustments that might result from the outcome of these going concern uncertainties.

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

     The condensed pro forma financial information presented below summarizes on an pro forma basis, approximate results of the Company's consolidated results of operations for the three and nine months ended September 30, 2002, assuming the divestitures had occurred on January 1, 2002, and the three and nine months ended September 30, 2001, assuming the divestitures had occurred on January 1, 2001. Additionally, the pro forma information reflects an interest savings assuming that the Company had applied a portion of the proceeds to reacquire the Production Payment (see Note 4) on January 1st of the respective years.

                                      ---------------------------------- ---------------------------------
                                      Three Months Ended September 30,   Nine months Ended September 30,
                                      ------------------ --------------- ---------------- ----------------
                                            2002              2001            2002             2001
                                      --------------------------------------------------------------------
                                                     (in thousands, except per share data)
                                          -----------    ------------    ---------------    --------------
       Revenue ...................... $       11,061  $      13,078   $        34,168    $        54,911
                                          ===========    ============    ===============    ==============
       Net loss .....................         (8,438) $      (6,044)  $       (112,349)  $       (10,726)
                                          ===========    ============    ===============    ==============
       Loss per common share--basic
              and diluted ........... $        (0.28) $       (0.27)  $          (3.75)  $         (0.44)
                                          ===========    ============    ===============    ==============

     In July 2002, Canadian Abraxas and Grey Wolf sold their interest in the Millarville field in Alberta, Canada for approximately $1.1 million.

     Proceeds from these property sales were deposited with the Trustee for the First Lien Notes, to be held as restricted cash until disbursement to the Company under terms permitted by the indenture, or if not disbursed in accordance with the indentures governing the First Lien Notes, Second Lien Notes and Old Notes within 180 days of receipt, to be applied against the outstanding First Lien Notes. As of September 30, 2002 all of the funds had been disbursed to the Company.

Note 4.  Debt

         Debt consists of the following:
                                                                                 September 30  December 31
                                                                                 ------------ --------------
                                                                                    2002           2001
                                                                                 ------------ --------------
                                                                                    (In thousands)
         11.5% Senior Notes due 2004 ("Old Notes") ...........................   $    801        $    801
         12.875% Senior Secured Notes due 2003 ("First Lien Notes") ..........     63,500          63,500


         11.5% Second Lien Notes due 2004 ("Second Lien Notes") ..............    190,178         190,178
          9.5% Senior Credit Facility ("Grey Wolf Facility"), providing for borrowings up to approximately US $96 million (CDN $150 million)
         and secured by the assets of Grey Wolf and non-recourse to
         Abraxas, net of US $2.0 and $2.3 million discount at September
         30,  002 and December 31, 2001, respectively .......................      40,220          22,944
         Production Payment .................................................       --              8,176
                                                                                 --------        --------
                                                                                 294,699          285,599
Less current maturities First Lien Notes ....................................     63,500              415
                                                                                 --------        --------
                                                                                $231,199         $285,184
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

     Interest on the Old Notes is payable semi-annually in arrears on May 1 and November 1 of each year at the rate of 11.5% per annum. The Old Notes are redeemable, in whole or in part, at the option of the Company at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on November 1, 2002 and thereafter.

     The Old Notes are joint and several obligations of Abraxas and Canadian Abraxas and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes rank senior in right of payment to all future subordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes are, however, effectively subordinated to the First Lien Notes to the extent of the value of the collateral securing the First Lien Notes and to the Second Lien Notes to the extent of the value of the collateral securing the Second Lien Notes. The Old Notes are unconditionally guaranteed, on a senior basis by Sandia Oil and Gas Company ("Sandia") and Wamsutter Holdings, Inc. ("Wamsutter"), each of which is a wholly owned subsidiary of the Company. The guarantees are general unsecured obligations of Sandia and Wamsutter and rank pari passu in right of payment to all unsubordinated indebtedness of Sandia and Wamsutter and senior in right of payment to all subordinated indebtedness of Sandia and Wamsutter. The guarantees are effectively subordinated to the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral securing the First Lien Notes and the Second Lien Notes.

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

     Interest on the Second Lien Notes is payable semi-annually in arrears on May 1 and November 1, commencing May 1, 2000. The Second Lien Notes are redeemable, in whole or in part, at the option of Abraxas and Canadian Abraxas at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on December 1, 2002 and thereafter.

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

     The fair value of the Old Notes, First Lien Notes and Second Lien Notes was approximately $168.6 million as of September 30, 2002. The Company has approximately $325,000 of standby letters of credit and a $10,000 performance bond open at September 30, 2002. Approximately $336,000 of cash is restricted and in escrow related to certain of the letters of credit and the bond.

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

     Covenants. The Grey Wolf Facility contains a number of covenants that, among other things, restrict the ability of Grey Wolf to (i) enter into new business areas, (ii) incur additional indebtedness, (iii) create or permit to be created any liens on any of its properties, (iv) make certain payments, dividends and distributions, (v) make any unapproved capital expenditures, (vi) sell any of its accounts receivable, (vii) enter into any unapproved leasing arrangements, (viii) enter into any take-or-pay contracts, (ix) liquidate, dissolve, consolidate with or merge into any other entity, (x) dispose of its assets, (xi) abandon any property subject to Mirant Canada's security interest,
(xii) modify any of its operating agreements, (xiii) enter into any unapproved hedging agreements, and (xiv) enter into any new agreements affecting existing agreements relating to or affecting properties subject to Mirant Canada's security interests. In addition, Grey Wolf is required to submit a quarterly development plan for Mirant Canada's approval and Grey Wolf must comply with specified financial ratios and tests, including a minimum collateral coverage ratio. Grey Wolf was in compliance with these covenants at September 30, 2002.

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

     Overriding Royalty Interests. As a condition to the Grey Wolf Facility, Grey Wolf has granted two overriding royalty interests to Mirant Canada, each in the amount of 2.5% of the revenues received by Grey Wolf from oil and gas sales from all of its properties. These overriding royalty interests resulted in the recording of a $2.3 million discount on the Grey Wolf Facility borrowings at December 31, 2001.

     Production Payment

     In October 1999, the Company entered into a non-recourse Dollar Denominated Production Payment agreement (the "Production Payment") with a third party. The Production Payment had an aggregate total availability of up to $50 million at 15% interest. The Production Payment related to a portion of the production from several natural gas wells in South Texas. The Company reacquired the Production Payment in June 2002, for approximately $6.8 million.

Note 5. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended September 30,         Nine months Ended September 30,
                                                    --------------------------------------    -----------------------------------
                                                         2002                 2001                 2002                 2001
                                                     -------------        --------------       -------------        -------------
Numerator:
  Net loss from continuing operations             $       (8,438)      $        (5,849)     $     (112,827)      $       (6,869)
                                                     -------------        --------------       -------------        -------------
Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares                            29,979,397            22,626,599          29,979,397           24,347,669

  Effect of dilutive securities:
    Stock options, warrants and CVR's                           -                     -                   -                    -
                                                     -------------        --------------       -------------        -------------

  Dilutive potential common shares
   Denominator for diluted earnings per share -
   adjusted weighted-average shares and assumed
   Conversions                                        29,979,397            22,626,599          29,979,397           24,347,669

  Basic loss per share:
    Loss from continuing operations               $         (0.28)     $         (0.60)     $        (3.76)      $        (0.28)
                                                     =============        ==============       =============        =============
  Diluted  loss per share:
    Loss from continuing operations               $         (0.28)     $         (0.60)     $        (3.76)      $        (0.28)
                                                     =============        ==============       =============        =============

     For the three and nine months ended September 30, 2002, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been losses in this period, dilutive shares would have been 3,000 shares and 6,487 shares for the three and nine months ended September 30, 2002, respectively.

Contingent Value Rights ("CVRs")

     As part of the exchange offer consummated by the Company in December 1999, Abraxas issued contingent value rights or CVRs, which entitled the holders to receive up to a total of 105,408,978 shares of Abraxas common stock under certain circumstances as defined. On May 21, 2001, Abraxas issued 3,386,488 shares upon the expiration of the CVRs.

Note 6.  Guarantor Condensed Consolidating Financial Statements

     The following table presents condensed consolidating balance sheets of Abraxas, as a parent company, and its significant subsidiaries, Canadian Abraxas and Grey Wolf, as September 30, 2002 and December 31, 2001 and the related consolidating statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. Canadian Abraxas is a guarantor of the First Lien Notes ($63.5 million) and jointly and severally liable with Abraxas for the Second Lien Notes ($190.2 million) and the Old Notes ($801,000). Grey Wolf is a non-guarantor with respect to the First Lien Notes, the Second Lien Notes, and the Old Notes.

                Condensed Consolidating Parent Company, Restricted Subsidiaries and Non-Guarantor Balance Sheet
                                                      September 30, 2002
                                                        (In thousands)

                                                       Abraxas
                                                     Petroleum     Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------  -------------  ------------     ------------
Assets:
Current assets:
   Cash ....................................         $    8,694    $     2,591     $     2,073  $         -   $    13,358
   Accounts receivable, less allowance for
     doubtful accounts......................              3,472          4,836          10,584      (11,401)        7,491
   Equipment inventory .....................                870            179              12            -         1,061
   Other current assets ....................                268            194             210            -           672
                                                   --------------- -------------   ------------ ------------- ---------------
     Total current assets ..................             13,304          7,800          12,879      (11,401)       22,582
Property and equipment - net................             75,236         39,316          34,978            -       149,530
Deferred financing fees, net  ..............              2,066            773             113            -         2,952
Other assets ...............................            108,709            787           8,381     (109,048)        8,829
                                                   --------------- -------------   ------------ ------------- ---------------
   Total assets ............................        $   199,315    $    48,676     $    56,351  $  (120,449)  $   183,893
                                                   =============== =============   ============ ============= ===============
Liabilities and Stockholders' deficit:
Current liabilities:
   Accounts payable .............................   $    13,917    $      295      $     8,285  $   (11,317)  $    11,180
   Accrued interest .............................         6,901         2,521                -            -         9,422
   Other accrued expenses .......................         1,993             -                -            -         1,993
   Hedge liability ..............................           354           290                -            -           644
   Current maturities of long-term debt .........        63,500             -                -            -        63.500
                                                   --------------- -------------   ------------ ------------- ---------------
     Total current liabilities ..................        86,665         3,106            8,285      (11,317)       86,739
Long-term debt ..................................       138,350        52,629           40,220            -       231,199
Future site restoration  ........................             -         3,274              713            -         3,987
                                                   --------------- -------------   ------------ ------------- ---------------
                                                        225,015        59,009           49,218      (11,317)      321,925
Stockholders' equity (deficit)...................       (25,700)      (10,333)           7,133     (109,132)     (138,032)
                                                   --------------- -------------   ------------ ------------- ---------------
Total liabilities and stockholders' equity
(deficit)........................................   $   199,315    $   48,676      $    56,351  $  (120,449)  $   183,893
                                                   =============== =============   ============ ============= ===============

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

                Condensed Consolidating Parent Company, Restricted Subsidiaries and Non-Guarantor Balance Sheet
                                                       December 31, 2001
                                                        (In thousands)

                                                      Abraxas
                                                    Petroleum      Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------  -------------  ------------     ------------
Assets:
Current assets:
   Cash ....................................            $  3,593   $     1,245      $    2,767   $         -       $   7,605
   Accounts receivable, less allowance for
     doubtful accounts......................              17,281           792           6,782       (16,808)          8,047
   Equipment inventory .....................               1,061           178              12             -           1,251
   Other current assets ....................                 250            99              94             -             443
                                                   --------------- -------------   ------------ ------------- ---------------
     Total current assets ..................              22,185         2,314           9,655       (16,808)         17,346

Property and equipment - net................             116,462       122,486          42,946             -         281,894
Deferred financing fees, net  ..............               2,779         1,042             107             -           3,928
Other assets ...............................             108,704           784           6,281      (115,321)            448
                                                   --------------- -------------   ------------ ------------- ---------------
   Total assets ............................          $  250,130   $   126,626        $ 58,989    $ (132,129)      $ 303,616
                                                   =============== =============   ============ ============= ===============
Liabilities and Stockholders' deficit:
Current liabilities:
   Accounts payable .............................     $   10,642   $    17,009       $   9,472     $ (22,985)     $   14,138
   Accrued interest .............................          5,000         1,009               4             -           6,013
   Other accrued expenses .......................          1,052            -               64             -           1,116
   Hedge liability ..............................            438           220               -             -             658
   Current maturities of long-term debt .........            415            -                -             -             415
                                                    --------------- -------------   ------------ ------------- ---------------
     Total current liabilities ..................         17,547        18,238           9,540       (22,985)         22,340
Long-term debt ..................................        209,611        52,629          22,944             -         285,184
Deferred income taxes ...........................             -         17,718           2,903             -          20,621
Future site restoration  ........................             -          3,399             657             -           4,056
                                                   --------------- -------------   ------------ ------------- ---------------
                                                         227,158        91,984          36,044       (22,985)        332,201
Stockholders' equity (deficit)...................         22,972        34,642          22,945      (109,144)        (28,585)
                                                   --------------- -------------   ------------ ------------- ---------------
Total liabilities and stockholders' equity
(deficit)........................................     $  250,130  $    126,626      $   58,989    $ (132,129)     $  303,616
                                                   =============== =============   ============ ============= ===============

           Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                        For the three months ended September 30, 2002
                                                       (In thousands)

                                                     Abraxas
                                                    Petroleum      Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------  -------------  ------------     ------------
Revenues:
   Oil and gas production revenues ...............      $  4,630     $  2,657        $ 2,842   $         -         $ 10,129
   Gas processing revenues .......................            -           436             86             -              522
   Rig revenues ..................................           169           -              -              -              169
   Other  ........................................             1          184             56             -              241
                                                   -------------  -------------  -------------  ------------     ------------
                                                           4,800        3,277          2,984             -           11,061
Operating costs and expenses:
   Lease operating and production taxes ..........         1,897          975          1,071             -            3,943
   Depreciation, depletion, and amortization .....         2,108        1,737          1,241             -            5,086
   Rig operations ................................           143            -             -              -              143
   General and administrative ....................           686          426            287             -            1,399
                                                   -------------  -------------  -------------  ------------     ------------
                                                           4,834        3,138          2,599             -           10,571
                                                   -------------  -------------  -------------  ------------     ------------
Operating income .................................           (34)         139            385             -              490

Other (income) expense:
   Interest income ...............................           (15)           -             -              -              (15)
   Amortization of deferred financing fees........           331           91              3             -              425
   Interest expense...............................         6,119        1,656            841             -            8,616
                                                   -------------  -------------  -------------  ------------     ------------
                                                           6,435        1,747            844             -            9,026
                                                   -------------  -------------  -------------  ------------     ------------
Loss from operations before income tax and
   extraordinary item.............................        (6,469)      (1,608)          (459)            -           (8,536)
Income tax benefit................................             -           (8)           (90)            -              (98)
                                                   -------------  -------------  -------------  ------------     ------------
Net  loss......................................... $      (6,469)   $  (1,600)     $    (369)   $        -      $    (8,438)
                                                   =============  =============  ============   ============     ============



           Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                        For the nine months ended September 30, 2002
                                                       (In thousands)

                                                    Abraxas
                                                    Petroleum      Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------  -------------  ------------     ------------
Revenues:
   Oil and gas production revenues ...............  $    14,592    $   10,432     $    9,134   $       -         $  34,158
   Gas processing revenues .......................           -          1,593            340           -             1,933
   Rig revenues ..................................          513            -              -            -               513
   Other  ........................................           70           291            138           -               499
                                                   -------------  -------------  -------------  ------------     ------------
                                                         15,175        12,316          9,612           -            37,103
Operating costs and expenses:
   Lease operating and production taxes ..........        5,666         2,809          2,730           -            11,205
   Depreciation, depletion, and amortization .....        7,167         9,030          4,813           -            21,010
   Proved property impairment.....................       28,179        60,501         27,315           -           115,995
   Rig operations ................................          439            -              -            -               439
   General and administrative ....................        2,893           787            898           -             4,578
                                                  -------------  -------------  -------------  ------------     ------------
                                                         44,344        73,127         35,756           -           153,227
                                                  -------------  -------------  -------------  ------------     ------------
Operating loss....................................      (29,169)      (60,811)       (26,144)          -          (116,124)

Other (income) expense:
   Interest income ...............................          (56)           -              -            -               (56)
   Amortization of deferred financing fees........          994           274             15           -             1,283
   Interest expense...............................       18,650         4,998          2,142           -            25,790
                                                   -------------  -------------  -------------  ------------     ------------
                                                         19,588         5,272          2,157           -            27,017
                                                   -------------  -------------  -------------  ------------     ------------
Loss from operations before income tax and
   extraordinary item.............................      (48,757)      (66,083)       (28,301)          -          (143,141)
Income tax benefit................................           -        (18,522)       (11,792)          -           (30,314)
                                                   -------------  -------------  -------------  ------------     ------------
Net  loss.........................................   $  (48,757)  $   (47,561)    $  (16,509)   $               $ (112,827)
                                                   -------------  -------------  -------------  ------------     ------------

             Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                          For the three months ended September 30, 2001
                                                         (In thousands)

                                                      Abraxas
                                                    Petroleum      Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------  -------------  ------------     ------------
Revenues:
   Oil and gas production revenues ...............    $   7,485    $   4,114        $  2,068   $         -       $    13,667
   Gas processing revenues .......................           -           677             100             -               777
   Rig revenues ..................................          199           -               -              -               199
   Other  ........................................            3          164              91             -               258
                                                   -------------  -------------  -------------  ------------     ------------
                                                          7,687         4,955          2,259             -            14,901
Operating costs and expenses:
   Lease operating and production taxes ..........        2,096         1,735            657             -             4,488
   Depreciation, depletion, and amortization .....        3,397         3,431          1,193             -             8,021
   Rig operations ................................          204            -              -              -               204
   General and administrative ....................          945           280            142             -             1,367

   General and administrative (Stock-based
     Compensation)................................       (1,366)           -              -              -            (1,336)
                                                   -------------  -------------  -------------  ------------     ------------
                                                          5,276         5,446          1,992             -            12,714
                                                   -------------  -------------  -------------  ------------     ------------
Operating income (loss)...........................        2,411          (491)           267             -             2,187

Other (income) expense:
   Interest income ...............................         (226)           -              -            180               (46)
   Amortization of deferred financing fees........          347            58             -             -                405
   Interest expense ..............................        6,384         1,789             97          (180)            8,090
                                                    -------------  -------------  -------------  ------------     ------------
                                                          6,505         1,847             97            -              8,449
                                                    -------------  -------------  -------------  ------------     ------------
Income (loss) from operations before income tax
   and extraordinary item.........................       (4,094)       (2,338)           170            -             (6,262)
Income tax expense (benefit)......................           -           (677)            69            -               (608)
Minority interest in income of consolidated                                                                              112
   foreign subsidiary ............................           -            -               -           (195)             (195)
                                                    -------------  -------------  -------------  ------------     ------------
Net income (loss).................................   $   (4,094)   $   (1,661)      $    101     $    (195)      $    (5,849)
                                                    =============  ============   =============  ============     ============

             Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                          For the nine months ended September 30, 2001
                                                         (In thousands)

                                                      Abraxas
                                                    Petroleum      Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------  -------------  ------------     ------------
Revenues:
   Oil and gas production revenues ...............  $    30,033    $   20,537      $   11,473   $        -        $   62,043
   Gas processing revenues .......................           -          1,470             241            -             1,711
   Rig revenues ..................................          607            -               -             -               607
   Other  ........................................           82           399             261            -               742
                                                   -------------  -------------  -------------  ------------     ------------
                                                         30,722        22,406          11,975            -            65,103
Operating costs and expenses:
   Lease operating and production taxes ..........        6,837         5,084           1,758            -            13,679
   Depreciation, depletion, and amortization .....        9,584        11,587           3,979            -            25,150
   Rig operations ................................          548            -               -             -               548
   General and administrative ....................        3,495           979             577            -             5,051
   General and administrative (Stock-based
     Compensation)................................       (2,767)           -               -             -            (2,767)
                                                   -------------  -------------  -------------  ------------     ------------
                                                         17,697        17,650           6,314            -            41,661
                                                   -------------  -------------  -------------  ------------     ------------
Operating income ................................        13,025         4,756           5,661            -            23,442

Other (income) expense:
   Interest income ...............................         (930)            -              -            856              (74)
   Amortization of deferred financing fees........        1,042           273              -             -             1,315
   Interest expense ..............................       18,815         5,413             328          (856)          23,700
   Other .........................................           16             -              -             -                16
                                                   -------------  -------------  -------------  ------------     ------------
                                                         18,943         5,686             328            -            24,957
                                                   -------------  -------------  -------------  ------------     ------------
Income (loss) from operations before income tax
   and extraordinary item.........................       (5,918)         (930)          5,333            -            (1,515)
Income tax expense ...............................          505         1,048           2,124            -             3,677
Minority interest in income of consolidated                                                                              112
   foreign subsidiary ............................           -             -             -           (1,676)          (1,676)
                                                   -------------  -------------  -------------  ------------     ------------
Net loss..........................................  $    (6,423)   $   (1,978)       $  3,209    $   (1,676)     $    (6,868)
                                                   =============  =============  =============  ============     ============

                 Condensed Consolidating Parent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                          For the Nine months ended September 30, 2002
                                                         (In thousands)

                                                      Abraxas
                                                    Petroleum      Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------  -------------  ------------     ------------
Operating Activities
Net loss ....................................        $ (48,757)   $   (47,561)   $  (16,509)     $       -        $ (112,827)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation, depletion, and
       amortization .........................            7,167          9,030         4,813              -            21,010
     Proved property impairment..............           28,179         60,501        27,314              -           115,994
     Deferred income tax benefit.............               -         (18,522)      (11,792)             -           (30,314)
     Amortization of deferred financing fees.              994            274            16              -             1,284
     Amortization of debt discount...........               -              -            287              -               287
     Changes in operating assets and
       liabilities:
         Accounts receivable ................           19,401        (20,786)        2,441           (557)              499
         Equipment inventory ................              191              -            -              -                191
         Other  .............................              (22)          (165)          (62)             -              (249)
         Accounts payables and accrued
           expenses .........................              525          1,520        (1,297)           557             1,305
                                                   -------------  -------------  -------------  ------------     ------------
Net cash provided (used) by operating
   activities ...............................            7,678        (15,709)        5,211              -            (2,820)

Investing Activities
Capital expenditures, including purchases
   and development of properties.............           (3,845)        (4,462)      (25,085)             -           (33,392)
Proceeds from sale of oil and gas properties.            9,725         21,669         2,284              -            33,678
                                                   -------------  -------------  -------------  ------------     ------------
Net cash  provided  (used) by investing
   activities ...............................            5,880         17,207       (22,801)             -               286

Financing Activities
Proceeds from long-term borrowings ..........               -              -         17,084              -            17,084
Payments on long-term borrowings ............           (8,176)            -             -               -            (8,176)
Deferred financing fees......................             (281)                         (22)                            (303)
                                                   -------------  -------------  -------------  ------------     ------------
Net cash provided (used) by financing
 Activities..................................           (8,457)            -         17,062              -             8,605
                                                   -------------  -------------  -------------  ------------     ------------
Effect of exchange rate changes on cash .....               -            (152)         (166)             -              (318)
                                                   -------------  -------------  -------------  ------------     ------------
Increase (decrease) in cash .................            5,101          1,346          (694)             -             5,753
Cash at beginning of year ...................            3,593          1,245         2,767              -             7,605
                                                   -------------  -------------  -------------  ------------     ------------
Cash at end of year..........................       $    8,694  $       2,591    $    2,073    $         -       $    13,358
                                                   =============  =============  =============  ============     ============

                 Condensed Consolidating Parent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                          For the nine months ended September 30, 2001
                                                         (In thousands)

                                                      Abraxas
                                                    Petroleum      Restricted                   Reclassifi-        Abraxas
                                                    Corporation    Subsidiary    Non-Guarantor    cations         Petroleum
                                                   Inc. - Parent    (Canadian     Subsidiary        and         Corporation and
                                                     Company(1)     Abraxas)       (Grey Wolf)  eliminations      Subsidiaries
                                                   -------------  -------------  -------------  ------------     ------------
Operating Activities
Net income (loss) ...........................        $   (6,423)  $  (2,062)     $    2,815      $    (1,198)   $      (6,868)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
     Minority interest in income of foreign
       subsidiary ...........................                -           -               -             1,676            1,676
     Depreciation, depletion, and
       amortization .........................             9,585      11,587           3,978               -            25,150
     Deferred income tax expense ............                -          878           2,079               -             2,957
     Amortization of deferred financing fees.             1,042         273              -                -             1,315
     Stock-based compensation ...............            (2,767)         -               -                -            (2,767)
     Changes in operating assets and
       liabilities:
         Accounts receivable ................            20,727      (8,817)          1,688               -            13,598
         Equipment inventory ................              (234)         -               -                -              (234)
         Accounts payables and accrued
           expenses .........................            (7,280)        364          (1,822)              -            (8,738)
                                                   -------------  -------------  -------------  ------------     ------------
Net cash provided by operating activities ...            14,650       2,223           8,738              478           26,089

Investing Activities
Capital expenditures, including purchases
   and development of properties ............           (15,984)    (14,340)        (13,991)            (478)         (44,793)
Proceeds from sale of oil and gas
   properties ...............................                -       11,968           3,393               -            15,361
Acquisition of minority interest.............            (2,248)         -               -                -            (2,248)
                                                   -------------  -------------  -------------  ------------     ------------
Net cash  used by investing activities ......           (18,232)     (2,372)        (10,598)            (478)         (31,680)

Financing Activities
Proceeds from long-term borrowings ..........            11,256          -            1,610               -            12,866
Payments on long-term borrowings ............            (8,873)         -               -                -            (8,873)
Exercise of stock options ...................                16          -               -                -                16
Other........................................               (52)         -              283               -               231
                                                   -------------  -------------  -------------  ------------     ------------
Net cash provided by  financing activities ..             2,347          -            1,893               -             4,240
                                                   -------------  -------------  -------------  ------------     ------------

Effect of exchange rate changes on cash .....                -         (128)           (33)               -              (161)
                                                   -------------  -------------  -------------  ------------     ------------
Decrease in cash ............................            (1,235)       (277)             -                -            (1,512)
Cash at beginning of period .................               326       1,678              -                -             2,004
                                                   -------------  -------------  -------------  ------------     ------------
Cash at end of period........................       $      (909)   $  1,401     $        -    $           -    $          492
                                                   =============  =============  =============  ============     ============


Note 7. Business Segments

    Business segment information about the three months and nine months ended September 30, 2002 in different geographic areas is as follows:

                                                                     Three Months Ended September 30, 2002
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       4,800          $     6,261       $       11,061
                                                          ==================     ================   ===================
             Operating loss..........................        $         651          $       525       $        1,176
                                                          ==================     ================
             General Corporate.................................................................                 (686)
             Interest expense and amortization of
                deferred financing fees........................................................               (9,026)
                                                                                                    -------------------
             Loss before income taxes..........................................................             $ (8,536)
                                                                                                    ===================
                                                                     Three Months Ended September 30, 2001
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       7,687          $       7,214     $       14,901
                                                          ==================     =================  ===================
             Operating profit........................        $       2,170          $        (224)    $        1,946
                                                          ==================     =================
             General Corporate.................................................................                  241
             Interest expense and amortization of
                deferred financing fees........................................................               (8,449)
                                                                                                    -------------------
             Income before income taxes........................................................       $       (6,262)
                                                                                                    ===================

                                                                      Nine months Ended September 30, 2002
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      15,175          $      21,928     $       37,103
                                                          ==================     =================  ===================
             Operating loss..........................        $     (26,187)         $     (86,954)    $     (113,141)
                                                          ==================     =================
             General Corporate.................................................................               (2,983)
             Interest expense and amortization of
                deferred financing fees........................................................              (27,017)
                                                                                                    -------------------
             Loss before income taxes..........................................................       $     (143,141)
                                                                                                    ===================

                                                                      Nine months Ended September 30, 2001
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      30,722          $      34,381     $       65,103
                                                          ==================     =================  ===================
             Operating profit........................        $      14,023          $      10,417     $       24,440
                                                          ==================     =================
             General Corporate.................................................................                 (998)
             Interest expense and amortization of
                deferred financing fees........................................................              (24,957)
                                                                                                    -------------------
             Income before income taxes........................................................       $       (1,515)
                                                                                                    ===================
                                                                             At September 30, 2002
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Identifiable assets ....................        $      88,659             $ 83,168       $      171,827
                                                          ==================     =================
             Corporate assets..................................................................               12,066
                                                                                                    -------------------
             Total assets .....................................................................       $      183,893
                                                                                                    ===================

                                                                              At December 31, 2001
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)

             Identifiable assets ....................        $     124,993          $     174,063     $      299,056
                                                          ==================     =================
             Corporate assets..................................................................                4,560
                                                                                                    -------------------
             Total assets .....................................................................       $      303,616
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

     The following table sets forth the Company's hedge position as of September 30, 2002.

             Time Period                      Notional Quantities                     Price              Fair Value
-------------------------------------- ---------------------------------- ------------------------------ ------------
October 1, 2002 - October 31, 2002     20,000 Mcf/day of natural gas      Fixed price swap $2.60-$2.95   $(0.6)
                                       or 1,000 Bbl/day of crude oil      natural gas or                 million
                                                                          $18.90 Crude oil

     On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded $31.0 million, net of tax, in Other Comprehensive Income/Loss representing the cumulative effect of an accounting change to recognize the fair value of cash flow derivatives. The Company recorded cash flow hedge derivative liability of $38.2 million on that date and a deferred tax asset of $7.2 million.

     During the first nine months of 2002 the fair value of the hedge increased by $2.5 million. For the three and nine months ended September 30, 2002, the ineffective portion of the cash flow hedges were not material.

     As of September 30, 2002, $0.5 million of deferred net losses on derivative instruments were recorded in other comprehensive income, of which $0.5 million is expected to be reclassified to earnings upon the expiration of the hedge in October 2002.

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

     Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2002, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 10. Comprehensive Income

     Comprehensive income includes net income, losses and certain items recorded directly to Stockholders' Equity and classified as Other Comprehensive Income.

     The following table illustrates the calculation of comprehensive loss for the three and nine months ended September 30, 2002:

                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive
                                                                  Comprehensive Income (Loss)   Income (Loss)
                                                                  --------------------------- ----------------
                                                                        Nine         Three         As of
                                                                        Months        Months    September 30,
                                                                        Ended         Ended        2002
                                                                         September 30, 2002   ----------------
                                                                               (In thousands)
                                                                  ---------------------------- ---------------
Accumulated other comprehensive loss at
December 31, 2001 ..............................................                                   $ (13,561)
   Net loss ....................................................       $(112,827)   $  (8,438)

Other Comprehensive loss:
Hedging derivatives (net of tax) - See Note
     Reclassification adjustment for settled
     hedge contracts ...........................................           2,034          883
     Change in fair market value of
     outstanding hedge positions ...............................          (1,980)          (4)

   Foreign currency translation adjustment                                 3,326       (1,830)
                                                                        ---------    ---------
Other comprehensive income (loss) ...............................          3,380         (951)         3,380
                                                                        ---------    ---------
Comprehensive loss ..............................................      $(109,447)   $  (9,389)
                                                                        =========    =========       ---------
Accumulated other comprehensive loss at September 30, 2002 .......                                 $ (10,181)
                                                                                                     =========

Note 11.  Proved Property Impairment

     In accordance with the Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of a period, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of June 30, 2002, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $138.7 million ($28.2 million on the U.S. properties and $110.5 million on the Canadian properties). These amounts were calculated considering June 30, 2002 period-end prices of $26.12 per Bbl for crude oil and $2.16 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company used the subsequent increased prices in Canada to evaluate its Canadian properties, and reduced the period end June 30, 2002 write-down to an amount of $87.8 million on those properties. The subsequent prices in the U.S. would not have resulted in a reduction of the write-down for the U.S. properties. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period. At September 30, 2002 the Company's net capitalized cost of crude oil and natural gas properties did not exceed the present value of its estimated reserves, due to increased commodity prices during the third quarter and as such no write down was recorded for the three months ended September 30, 2002.

     The Company cannot assure you that it will not experience additional write-downs in the future. Should commodity prices decline or if any of our proved reserves are revised downward, a further write-down of the carrying value of our crude oil and natural gas properties may be required.

Note 12. New Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for the Company beginning January 1, 2003. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

     Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. This new standard had no impact on the Company's consolidated financial statements during the first nine months of 2002.

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

     The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. The Company is currently evaluating the impact on its results of operations and financial condition if this proposed Statement of Position is adopted in its current form.

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

Critical Accounting Policies

     There have been no changes from the Critical Accounting Policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

General

     We have incurred net losses in four of the last five years and for the first nine months of 2002, and there can be no assurance that operating income and net earnings will be achieved in future periods. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. Natural gas and crude oil prices weakened during 1998. Crude oil and natural gas prices increased somewhat in 1999 and increased substantially in 2000. During 2001, crude oil and natural gas prices weakened substantially from the 2000 levels. During the first nine months of 2002, prices began to increase. In addition, because our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. In order to provide us with liquidity and capital resources, we have sold certain of our producing properties. However, our production levels have declined as we have been unable to replace the production represented by the properties we have sold with new production from the producing properties we have invested in with the proceeds of our property sales. If crude oil and natural gas prices return to the depressed levels experienced in the last nine months of 2001, or if our production levels continue to decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected. For more information, see "Liquidity and Capital Resources-Current Liquidity Requirements" and "-Future Capital Resources."

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

     Price volatility in the natural gas market has remained prevalent in the last few years. In the first quarter of 2002, we experienced a decline in energy commodity prices from the prices that we received in the first quarter of 2001. During the first quarter of 2001, we had certain crude oil and natural gas hedges in place that prevented us from realizing the full impact of a favorable price environment. In January 2001, the market price of natural gas was at its highest level in our operating history and the price of crude oil was also at a high level. However, over the course of 2001 and the beginning of the first quarter of 2002, prices again became depressed, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through September 2002.

     The table below illustrates how natural gas prices fluctuated over the course of 2001 and the first two quarters of 2002. The table below contains the last three days average of NYMEX traded contracts index price and the prices we realized during each quarter for 2001 and the first three quarters of 2002, including the impact of our hedging activities.

(in $ per Mcf)           Natural Gas Prices by Quarter
              -----------------------------------------------------------------------------------------------------
                                                         Quarter Ended
              -----------------------------------------------------------------------------------------------------
                March 31,    June 30,    September 30,    December 31,     March 31,    June 30,    September 30,
                  2001         2001          2001             2001            2002        2002          2002
              -------------- ---------- ---------------- ---------------- ------------- ---------- ----------------
Index            $ 7.27       $ 4.82        $ 2.98           $ 2.47          $   2.38      $   3.36 $     3.28
Realized           4.85         3.41          2.26             2.09              2.21          2.44       2.08

         The NYMEX natural gas price on November 11, 2002 was $ 3.78 per Mcf.

     Prices for crude oil have followed a similar path as the commodity market fell throughout 2001and the first quarter of 2002. The table below contains the last three days average of NYMEX traded contracts index price and the prices we realized during each quarter for 2001 and the first three quarters of 2002.

(in $ per Bbl)                              Crude Oil Prices by Quarter
                                                          Quarter Ended
              ------------------------------------------------------------------------------------------------------
                March 31,    June 30,   September 30,     December 31,    March 31,    June 30,     September 30,
                  2001         2001          2001             2001           2002         2002           2002
              -------------- --------- ----------------- --------------- ------------- ----------- -----------------
Index            $ 29.86     $ 27.94       $ 26.50          $ 22.12       $   19.48     $    26.40  $    27.50
Realized           27.22       25.32         25.06            18.72           16.64          23.47       27.19

         The NYMEX crude oil price on November 11, 2002 was $ 25.94 per Bbl.

     Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments.

     As of September 30, 2002, we had an open position on a swap call agreement for either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day, at the counterparty's option, at fixed prices ($18.90 for crude oil or $2.95 to $2.60 for natural gas) through October 31, 2002. As of September 30, 2002, the fair market value of the remaining fixed price hedge agreement was a liability of approximately $0.6 million, which is expected to be charged to revenues in 2002.

     Selected operating data. The following table sets forth certain of our operating data for the periods presented.

                                                           Three Months Ended                     Nine months Ended
                                                                September 30                         September 30

                                                           2002              2001                2002                2001
                                                    ------------------------------------------------------------- ------------
Operating Revenue (in thousands):
Crude Oil Sales   ................................  $       1,801      $       2,968     $          4,799     $         9,674
Natural Gas Sales ................................          7,277              9,640               26,345              47,504
Natural Gas Liquids Sales.........................          1,051              1,059                3,014               4,865
Processing Revenue................................            522                777                1,933               1,711
Rig Operations....................................            169                199                  513                 607
Other.............................................            241                258                  499                 742
                                                        -----------        -----------        -------------        ------------
                                                    $      11,061      $      14,901     $         37,103     $        65,103
                                                       ===========        ===========        =============        ============

Operating Income (Loss) (in thousands)............  $         490      $       2,187     $       (116,124)    $        23,442
Crude Oil Production (MBBLS)......................             66                118                  216                 373
Natural Gas Production (MMCFS)....................          3,501              4,264               11,692              13,420
Natural Gas Liquids Production (MBBLS)............             52                 59                  182                 203
Average Crude Oil Sales Price ($/BBL).............  $       27.19      $       25.06     $          22.27     $         25.91
Average Natural Gas Sales Price ($/MCF)...........  $        2.08      $        2.26     $           2.25     $          3.54
Average Liquids Sales Price ($/BBL)...............  $       20.04      $       18.05     $          16.53     $         24.02


Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

     Operating Revenue. During the three months ended September 30, 2002, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $10.1 million compared to $13.7 million in the three months ended September 30, 2001. The decrease in revenue was primarily due to decreased production volumes during the period together with a decline in natural gas prices. The decline in production volumes was the result of disposition of producing properties in the second quarter of 2002, natural field declines and our inability to replace the production represented by the properties we have sold with new production from the producing properties we invested in with the proceeds of our property sales. Lower natural gas prices reduced crude oil and natural gas revenue by $0.7 million which was offset somewhat by higher realized prices for crude oil and natural gas liquids. Decreased production volumes reduced revenue by $3.1 million for the quarter ended September 30, 2002 as compared to the same period in 2001.

     Average sales prices net of hedging losses for the quarter ended September 30, 2002 were:

         o $ 27.19 per Bbl of crude oil,
         o $ 20.04 per Bbl of natural gas liquid, and
         o $ 2.08 per Mcf of natural gas

Average sales prices net of hedging losses for the quarter ended September 30, 2001 were:

         o $25.06 per Bbl of crude oil,
         o $18.05 per Bbl of natural gas liquid, and
         o $ 2.26 per Mcf of natural gas

Crude oil production volumes declined from 118.4 MBbls during the quarter ended September 30, 2001 to 66.3 MBbls for the same period of 2002. This decline resulted from a de-emphasis on crude oil drilling in prior periods, the disposition of crude oil producing properties in the later part of 2001 and the first nine months of 2002, and a natural decline in production. Natural gas production volumes declined to 3,501 MMcf for the three months ended September 30, 2002 from 4,264 MMcf for the same period of 2001. This decline was primarily due to the sale of producing properties in late 2001 and the first nine months of 2002 and the natural decline in production which was partially offset by new production from current drilling activities.

     Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the three months ended September 30, 2002 decreased to $3.9 million from $4.5 million for the same period in 2001. The decrease in LOE is primarily due to a decrease in production tax expense due to lower natural gas prices in the quarter ended September 30, 2002 as compared to the same period of 2001. Our LOE on a per MCFE basis for the three months ended September 30, 2002 was $0.93 per MCFE compared to $0.84 for the same period of 2001.

     General and adminsitrative ("G&A") Expenses. G&A expenses remained constant at $1.4 million for the quarter ended September 30, 2002 and for the same period of 2001. G&A expense on a per MCFE basis was $0.33 for the third quarter of 2002 compared to $0.26 for the same period of 2001. The increase on a per MCFE basis was due to a decline in production volumes during the third quarter of 2002 as compared to the same period in 2001.

     G&A -  Stock-based  Compensation.  Effective  July 1, 2000,  the  Financial
Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 per share on all options with an existing exercise price greater than $2.06 per share. We recognized income of approximately $1.4 million during the quarter ended September 30, 2001 related to these repricings. This income was recorded as a reduction of expense. The income recognized in the third quarter of 2001 was due to a decline in the price of our common stock. During 2002, we did not recognize any stock-based compensation because the price of our common stock has remained below the exercise price.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased to $5.1 million for the three months ended September 30, 2002 from $8.0 million for the same period of 2001. Our DD&A on a per MCFE basis for the three months ended September 30, 2002 was $1.21 per MCFE as compared to $1.51 in 2001. The decrease was due to a reduction in the full cost pool from property sales and the proved property impairment that was recorded in the second quarter of 2002.

     Interest Expense. Interest expense increased to $8.6 million for the third quarter of 2002 compared to $8.1 million in 2001. The increase was due to an increase in long-term debt primarily relating to increased borrowings under the Grey Wolf credit facility.

     Minority interest. We owned a 49% controlling interest in the earnings of Grey Wolf through August 2001. The consolidated financial statements include the results of Grey Wolf. The net income attributable to the minority interest in Grey Wolf for the third quarter of 2001 was $195,000. As of September 30, 2002, we owned 100% of the outstanding capital stock of Grey Wolf. We obtained the additional interest in Grey Wolf pursuant to a tender offer and subsequent compulsory merger, completed in September 2001.

     Income taxes. Income taxes increased to a benefit of $98,000 for the three months ended September 30, 2002 compared to a benefit of $608,000 for the same period of 2001. There is no current or deferred income tax benefit for the U.S. net losses due the valuation allowance which has been recorded against such benefits. This results in a low consolidated effective tax rate for the three months ended September 30, 2002.

Comparison of Nine months Ended September 30, 2002 to Nine months Ended September 30, 2001

     Operating Revenue. During the nine months ended September 30, 2002, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $34.2 million as compared to $62.0 million in the nine months ended September 30, 2001. The decrease in revenue was primarily due to decreased prices realized during the period, as well as a decrease in production volumes. Production volumes decreased primarily as a result of producing property sales in the later part of 2001 and in the first nine months of 2002. Lower commodity prices impacted crude oil and natural gas revenue by $20.1 million while reduced production volumes had a $7.7 million negative impact on revenue.

Average sales prices net of hedging losses for the nine months ended September 30, 2002 were:

         o $ 22.27 per Bbl of crude oil,
         o $ 16.53 per Bbl of natural gas liquid, and
         o $ 2.25 per Mcf of natural gas

Average sales prices net of hedging losses for the nine months ended September 30, 2001 were:

         o $25.91 per Bbl of crude oil,
         o $24.02 per Bbl of natural gas liquid, and
         o $ 3.54 per Mcf of natural gas

Crude oil production volumes declined from 373.4 MBbls during the nine months ended September 30, 2001 to 215.5 MBbls for the same period of 2002, primarily as a result of a de-emphasis on crude oil drilling in prior periods, and the sale of crude oil producing properties in the later part of 2001 and in the first half of 2002. Natural gas production volumes declined to 11,692 MMcf for the nine months ended September 30, 2002 from 13,420 MMcf for the same period of 2001. This decline was primarily due to the sale of properties in late 2001 and the first half of 2002 and the natural decline in production which was partially offset by new production from current drilling activities.

     Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the nine months ended September 30, 2002 decreased to $11.2 million from $13.7 million for the same period in 2001. The decrease in LOE was primarily due to a decrease in production tax expense due to higher commodity prices in the nine months ended September 30, 2001 as compared to the same period of 2002 and a reduction in the number of producing wells due to property sales. LOE on a per MCFE basis for the nine months ended September 30, 2002 was $0.80 per MCFE as compared to $0.81 for the same period of 2001.

     General and adminsitrative ("G&A") Expenses. G&A expenses decreased from $5.1 million for the first nine months of 2001 to $4.6 million for the first nine months of 2002. G&A expense on a per MCFE basis was $0.33 for the first nine months of 2002 compared to $0.30 for the same period of 2001. The decrease in G&A expense was primarily due to a decrease in consulting fees in 2002 as compared to 2001.

     G&A -  Stock-based  Compensation.  Effective  July 1, 2000,  the  Financial
Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 per share on all options with an existing exercise price greater than $2.06 per share. We recognized income of approximately $2.8 million during the nine months ended September 30, 2001 related to these repricings. The income was recorded as a reduction of expense. The income recognized in 2001 was due to a decline in the price of our common stock. During 2002, we did not recognize any stock -based compensation due to the decline in the price of our common stock.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased to $21.0 million for the nine months ended September 30, 2002 from $25.2 million for the same period of 2001. Our DD&A on a per MCFE basis for the nine months ended September 30, 2002 was $1.49 per MCFE as compared to $1.49 in 2001. These decreases were due to reduced production volumes in 2002 and reduction in the full cost pool as a result of prior ceiling limitation write-downs.

     Interest Expense. Interest expense increased to $25.8 million for the first nine months of 2002 compared to $23.7 million in 2001. The increase was due to an increase in long-term debt primarily relating to the Grey Wolf credit facility.

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

     The risk that we will be required to write-down the carrying value of our crude oil and natural gas assets increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves or if purchasers or governmental action cause an abrogation of, or if we voluntarily cancel, long-term contracts for our natural gas. As of June 30, 2002, our net capitalized costs of crude oil and natural gas properties exceeded the present value of our estimated proved reserves by $138.7 million ($28.2 million on the U.S. properties and $110.5 million on the Canadian properties). As a result, during the nine months ended September 30, 2002, we incurred a proved-property impairment write-down of approximately $116 million primarily due to volatile commodity prices. These amounts were calculated considering June 30, 2002 period-end prices of $26.12 per Bbl for crude oil and $2.16 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. We used the subsequent prices to evaluate our Canadian properties, and reduced the period end June 30, 2002 write-down to an amount of $87.8 million on those properties. The subsequent prices in the U.S. would not have resulted in a reduction of the write-down for the U.S. properties. At September 30, 2002 the Company's net capitalized cost of crude oil and natural gas properties did not exceed the present value of its estimated reserves, due to increased commodity prices during the third quarter and as such no further write-down was recorded.

     We cannot assure you that we will not experience additional write-downs in the future. Should commodity prices decline or if any of our proved reserves are revised downward, a further write-down of the carrying value of our crude oil and natural gas properties may be required.

     Minority interest. We owned a 49% controlling interest in the earnings of Grey Wolf through August 2001. The consolidated financial statements include the results of Grey Wolf. The net income attributable to the minority interest in Grey Wolf for the first nine months of 2001 was $1.7 million. As of September 30, 2002, we owned 100% of the outstanding capital stock of Grey Wolf. We obtained the additional interest in Grey Wolf pursuant to a tender offer and subsequent compulsory merger, completed in September 2001.

     Income taxes. Income taxes decreased to a benefit of $30.3 million for the first nine months of 2002 compared to an expense of $3.7 million for the same period of 2001. This decrease is due to reduced profitability in our operations, primarily as a result of ceiling limitation write-downs and lower commodity prices. There is no current or deferred income tax benefit for the U.S. net losses due the valuation allowance which has been recorded against such benefits. This results in a low consolidated effective tax rate for the nine months ended September 30, 2002.

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

     Our sources of capital are primarily cash on hand, cash from operating activities, the sale of properties and funding from the Grey Wolf credit facility with Mirant Canada. Our overall liquidity depends heavily on the prevailing prices of crude oil and natural gas and our production volumes of crude oil and natural gas. Significant downturns in commodity prices, such as that experienced in the last nine months of 2001 and the first quarter of 2002, can reduce our cash from operating activities. Although we have hedged a portion of our natural gas and crude oil production and may continue this practice, future crude oil and natural gas price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Furthermore, low crude oil and natural gas prices could affect our ability to raise capital on terms favorable to us. Similarly, our cash flow from operations will decrease if the volume of crude oil and natural gas we produce decreases. Our production volumes will decline as reserves are produced. In addition, we have sold, and intend to continue to sell, certain of our properties. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration, exploitation and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. While we have had some success in pursuing these activities, we have not been able to fully replace the production volumes lost from natural field declines and property sales.

     Working Capital. At September 30, 2002, we had current assets of $22.6 million and current liabilities of $86.7 million resulting in a working capital deficit of $64.1 million. This compares to a working capital deficit of $5.0 million at December 31, 2001 and working capital deficit of $20.9 million at September 30, 2001. The majority of our current liabilities at September 30, 2002 were current maturities of long-term debt of $63.5 million of our First Lien Notes due March 2003, trade accounts payable of $8.5 million, revenues due third parties of $2.7 million and accrued interest of $9.4 million. Our capital resources and liquidity are affected by the timing of our interest payments of approximately $4.1 million on March 15, 2003, and $11.0 million each May 1, and November 1. As a result of these periodic interest payments on our outstanding debt obligations, our cash balances will decrease dramatically on certain dates during the year.

     Capital expenditures. Capital expenditures, excluding property divestitures during the first nine months of 2002, were $33.4 million compared to $44.8 million during the same period of 2001. The table below sets forth the components of these capital expenditures on a historical basis for the nine months ended September 30, 2002 and 2001.

                                                                             Nine months Ended
                                                                               September 30
                                                                --------------------------------------------
                                                                        2002                    2001
                                                                ---------------------- ---------------------
Expenditure category (in thousands):
  Acquisitions................................................  $              -         $              -
  Development.................................................            33,240                   44,666
  Facilities and other........................................               152                      327
                                                                    ---------------          ---------------
      Total...................................................  $         33,392         $         44,793
                                                                    ===============          ===============

     Investing activities provided $286,000 net during the first nine months of 2002. $33.7 million was provided from the proceeds of property sales during the period. $33.2 million was utilized primarily for the development of crude oil and natural gas properties and other facilities. This compares to using $31.7 million net during the first nine months of 2001, $44.8 million of which was utilized for the development of crude oil and natural gas properties and $15.4 million of which was provided from the sale of properties.

     As cash flow permits our current budget for capital expenditures for the last three months of 2002 other than acquisition expenditures is approximately $5.1 million. The remaining portion of such expenditures is primarily to be conducted by Grey Wolf, and will be funded by Grey Wolf's cash flow and the Grey Wolf credit facility with Mirant Canada. Additional capital expenditures may be made for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas further decline, our cash flows will decrease which may result in a further reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                    Nine Months Ended
                                                       September 30,
                                                   ---------------------
                                                    2002         2001
                                                   ---------------------
                                                       (In thousands)
                                                   ---------------------

Net cash (used) provided by operating activities   $ (2,820)   $ 26,089
Net cash (used) provided by investing activities        286     (31,680)
Net cash provided by financing activities ......      8,605       4,240
                                                   --------    --------
Total ..........................................   $  6,071    $ (1,351)
                                                   ========    ========

     Operating activities during the nine months ended September 30, 2002 used $2.8 million cash compared to providing $26.1 million in the same period in 2001. Net loss plus non-cash expense items during 2002 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities provided $8.6 million for the first nine months of 2002 compared to providing $4.2 million for the same period of 2001.

     Current Liquidity Requirements. We currently have substantial indebtedness and debt service requirements and we have had recurring net losses in four of the last five years and for the first nine months of 2002. Our loss of approximately $112.8 million during the nine months ended September 30, 2002 was due primarily to non-cash proved property impairments of approximately $116 million resulting from depressed commodity prices. At September 30, 2002, the Company's current liabilities of approximately $86.7 million exceeded current assets of $22.6 million resulting in a working capital deficit of $64.1 million. The Company also had a shareholders' deficit of $138.0 million. The success of our future operations will require us to meet our significant debt obligations and to make substantial capital expenditures for the exploitation, development, exploration and production of crude oil and natural gas. In the past, we have funded our operations and capital expenditures primarily through cash flow from operations, sales of properties and borrowings under credit facilities and other sources. Recently, our cash flow from operations has been severely impacted by depressed commodity prices and reduced production resulting from sales of producing properties. Our reduced operating cash flow has put significant strain on our liquidity and cash position. At September 30, 2002, we had unrestricted cash of $13.4 million. Our reduced operating cash flow and resulting limited liquidity has also caused us to reduce capital expenditures, including exploration, exploitation and development projects. These measures will limit our ability to replenish our depleting reserves, which could negatively impact our cash flow from operations and results of operations in the future.

     Our continued existence as a going concern is dependent upon several current factors including the successful pursuit of financial restructuring alternatives and improvement in commodity prices. We will need additional funds on a timely basis for both the development of our assets and the service of our debt, including the repayment of the $63.5 million in principal amount of the First Lien Notes maturing in March 2003 and the $191 million of the Second Lien Notes and Old Notes maturing in November 2004 - see Note 4. In order to meet the current operating requirements of developing our assets and servicing our debt obligations, we will be required to obtain additional sources of liquidity and capital and/or reduce or reschedule our existing cash requirements including repayment of the First Lien Notes. In order to do so, we are actively pursuing one or more of the following alternatives:

         o selling all or a portion of our existing assets, including interests in our assets, or subsidiary operations;
         o  negotiating the restructuring and/or refinancing of existing debt;
         o  repaying debt with proceeds from the sale of assets;
         o  exchanging debt for equity;
         o  managing   the  timing  and   reducing  the  scope  of  our  capital
            expenditures; or
         o issuing additional debt or equity securities or otherwise raising additional funds.

     Due to our current debt levels and the restrictions contained in the indentures governing the First Lien Notes, Second Lien Notes and Old Notes, our primary opportunity for immediate additional sources of liquidity and capital will be through the disposition of assets of subsidiary operations and some of the other alternatives discussed above including the restructuring of existing debt. There can be no assurance that any of the above alternatives, or some combination thereof, will be available or, if available, will be on terms acceptable to us or that such efforts will produce enough cash to fund our immediate operating and capital requirements or make timely interest payments and principal payments due on the First Lien Notes, Second Lien Notes and Old Notes.

     In order to meet our need for current additional funds, the Planning Committee of the Board of Directors is actively pursuing several of the alternatives set forth above. The Planning Committee has engaged an investment banking firm to assist in the formulation of a plan of action for consideration by the Board of Directors. A proposed plan of action expected before December 31, 2002. A refinancing or renegotiation of our existing debt and the sale of additional assets likely will be required for us to meet our current liquidity and capital requirements. Management believes that a successful plan of action can be implemented to provide additional liquidity and capital, but no assurances can be given that the implementation of such a plan of action will result in our being able to continue as a going concern. The September 30, 2002 financial statements do not include any adjustments that might result from the outcome of these going concern uncertainties. See Note 2 to our Consolidated Financial Statements-"Business Conditions and Liquidity Requirements" for more information.


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

     Due to our current debt levels and the restrictions contained in the indentures described above, our best opportunity for additional sources of liquidity and capital will be through the disposition of assets and some of the other alternatives discussed above. We cannot assure you that we will be successful in any of our efforts to improve liquidity or that such efforts will produce enough cash to fund our operating and capital requirements, make our interest payments or to make the principal payments due on our First Lien Notes, Old Notes and Second Lien Notes. In addition, if commodity prices remain at, or fall below their current levels, it will be necessary for us to delay discretionary capital expenditures and seek alternative sources of capital in order to maintain liquidity.

     Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

     o   Long-term debt
     o   Operating leases for office facilities

     We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2002.

                                                                Payments due in:
                                   ----------------------------------------------------------------------------
Contractual Obligations
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------
                                                                                                    2005 and
                                       Total           2002           2003            2004           after
---------------------------------- --------------- -------------- -------------- --------------- --------------
Long-Term Debt (1)                       $294,699  $         -          $63,500        $190,979  $  40,220 (2)
Operating Leases (3)                        1,117            132            336             236        413

(1) Includes $63.5 million of the First Lien Notes, $191.0 million of the Old Notes and Second Lien Notes and $40.2 million under the Grey Wolf Facility.

(2) The Grey Wolf credit facility does not have scheduled repayments of principal prior to its maturing in 2007. Instead, Grey Wolf is required to pay its net cash flow on a monthly basis to Mirant Canada. We have included the entire amount outstanding under the Grey Wolf Facility at September 30, 2002 ($40.2 million) although we will be making payments prior to 2007. For more information on the Grey Wolf credit facility, you should read the description under "Debt - Grey Wolf Facility."

(3)      Office lease obligations.

     Other obligations. We make and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil and natural gas. In the past, we have funded our operations and capital expenditures primarily through cash flow from operations, sales of properties, sales of production payments to Mirant Americas and borrowings under our bank credit facilities and other sources. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion. As cash flow permits our capital expenditure budget for the remainder of 2002 for existing operations and leaseholds is approximately $5.1 million.

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

     Interest on the Old Notes is payable semi-annually in arrears on May 1 and November 1 of each year at the rate of 11.5% per annum. The Old Notes are redeemable at our option, in whole or in part, at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on November 1 of 2002 and thereafter.

     The Old Notes are joint and several obligations of Abraxas and Canadian Abraxas and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes rank senior in right of payment to all future subordinated indebtedness of Abraxas and Canadian Abraxas. The Old Notes are, however, effectively subordinated to the First Lien Notes to the extent of the value of the collateral securing the First Lien Notes and to the Second Lien Notes to the extent of the value of the collateral securing the Second Lien Notes. The Old Notes are unconditionally guaranteed, on a senior basis by Sandia and Wamsutter, each of which is a wholly-owned subsidiary of Abraxas. The guarantees are general unsecured obligations of Sandia and Wamsutter and rank pari passu in right of payment to all unsubordinated indebtedness of Sandia and Wamsutter and senior in right of payment to all subordinated indebtedness of Sandia and Wamsutter. The guarantees are effectively subordinated to the First Lien Notes and the Second Lien Notes to the extent of the value of the collateral securing the First Lien Notes and the Second Lien Notes.

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

     Interest on the Second Lien Notes is payable semi-annually in arrears on May 1 and November 1, commencing May 1, 2000. We deferred an interest payment of approximately $11 million dollars, related to Old Notes and the Second Lien Notes, due on May 1, 2002. We had a 30-day grace period in which to make this $11 million payment before an "event of default" occurred. The interest payment was made on May 23, 2002, prior to the expiration of the grace period. The Second Lien Notes are redeemable, in whole or in part, at the option of Abraxas and Canadian Abraxas at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period commencing on December 1 of 2002 and thereafter.

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

     Covenants. The Grey Wolf credit facility contains a number of covenants that, among other things, restrict the ability of Grey Wolf to (i) enter into new business areas, (ii) incur additional indebtedness, (iii) create or permit to be created any liens on any of its properties, (iv) make certain payments, dividends and distributions, (v) make any unapproved capital expenditures, (vi) sell any of its accounts receivable, (vii) enter into any unapproved leasing arrangements, (viii) enter into any take-or-pay contracts, (ix) liquidate, dissolve, consolidate with or merge into any other entity, (x) dispose of its assets, (xi) abandon any property subject to Mirant Canada's security interest,
(xii) modify any of its operating agreements, (xiii) enter into any unapproved hedging agreements, and (xiv) enter into any new agreements affecting existing agreements relating to or affecting properties subject to Mirant Canada's security interests. In addition, Grey Wolf is required to submit a quarterly development plan for Mirant Canada's approval and Grey Wolf must comply with specified financial ratios and tests, including a minimum collateral coverage ratio. Grey Wolf was in compliance with these covenants at September 30, 2002.

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

     In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have established a valuation allowance of $39,670,000 and $62,496,000 for deferred tax assets at December 31, 2001 and September 30, 2002 respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     Our exposure to market risk rests primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manage crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Assuming the production levels we attained during the nine months ended September 30, 2002, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income (loss) by approximately $1.4 million for the nine months ended September 30, 2002.

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

     The following table sets forth our hedging position as of September 30, 2002.

              Time Period                     Notional Quantities                   Price                Fair Value
---------------------------------------- ------------------------------ ------------------------------ ----------------
October 1, 2002 - October 31, 2002       20,000 Mcf/day of natural      Fixed price swap $2.60-$2.95   $(0.6) million
                                         gas  or 1,000 Bbl/day of       natural gas or
                                         crude oil                      $18.90 Crude oil

     On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded $31.0 million, net of tax, in other comprehensive loss representing the cumulative effect of an accounting change to recognize the fair value of cash flow derivatives. We recorded cash flow hedge derivative liabilities of $38.2 million on that date and a deferred tax asset of $7.2 million.

     During the first nine months of 2002 the fair value of outstanding liabilities increased by $2.5 million. For the three months and nine months ended September 30, 2002 the ineffective portion of the cash flow hedges were not material.

     As of September 30, 2002, $0.5 million of deferred net losses on derivative instruments were recorded in Other Comprehensive Income/Loss, which is expected to be reclassified to earnings upon the expiration of the hedge in October 2002.

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

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of September 30, 2002, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $64,000 and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $64,000.

Interest rate risk

     At September 30, 2002, substantially all of our long-term debt is at fixed interest rates and not subject to fluctuations in market rates.

Foreign currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre tax loss of $94.4 million for the nine months ended September 30, 2002. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our pre tax income by approximately $4.7 million. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

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

     Effective January 1, 2002, we adopted SFAS No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. This new standard had no impact on the our consolidated financial statements during the first nine months of 2002.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit of disposal activities to be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for us beginning January 1, 2003. We are currently evaluating the impact the standard will have on its results of operations and financial condition.

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

Item 4. Controls and Procedures.

     Within the 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) and have concluded that the disclosure controls and procedures were adequate and designed to ensure that material information relating to Abraxas and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made know to them by others within those entities. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of this evaluation, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.



                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
(a) Exhibits
                   None

           (b) Reports on Form 8-K:

            1. Current Report on Form 8-K filed on July 9, 2002.  Acquisition or
               Disposition of Assets, announcing the Company's divestiture of properties in Alberta, Canada and South Texas.

            2. Current Report on Form 8-K/A filed on August 8, 2002 to amend the
               Form 8-K filed on July 9, 2002, to include the pro-forma financial statements relating to the property divestitures.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  November 14,  2002             By:/s/Robert L.G. Watson
         --------------------                -------------------------------
                                                ROBERT L.G. WATSON,
                                                President and Chief
                                                Executive Officer


    Date:  November 14, 2002               By:/s/Chris Williford
         -------------------                  -------------------------------
                                                 CHRIS WILLIFORD,
                                                 Executive Vice President and
                                                 Principal Accounting Officer

                                 CERTIFICATIONS


I Robert L.G. Watson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Abraxas Petroleum Corporation;

     2. Based on my knowledge, this quarterly report does not contain untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 14, 2002


/s/ Robert L.G. Watson
-----------------------
Robert L.G. Watson
President, Chief Executive Officer
and  Chairman of the Board

                                 CERTIFICATIONS


I Chris Williford, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Abraxas Petroleum Corporation;

     2. Based on my knowledge, this quarterly report does not contain untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

November 14, 2002


/s/ Chris Williford
-------------------
Chris Williford
Executive Vice President and
Principal Accounting Officer