Form 10-K
period 2002-12-31
ABRAXAS PETROLEUM CORP
filed 2003-03-25
CIK 867665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
[ ] Yes     [X] No

     The aggregate market value of the voting stock (which consists solely of shares of common stock) held by nonaffiliates of the registrant as of the last business day of the Registrant's most recently completed second fiscal quarter, based upon the closing per share price of $0.75, was approximately $17,414,180 on such date.

     The number of shares of the issuer's common stock, par value $.01 per share, outstanding as of March 5, 2003 was 35,622,096 shares of which 28,328,651 shares were held by non-affiliates.

Documents Incorporated by Reference: Portions of the registrant's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be held on May 29, 2003 have been incorporated by reference herein (Part III).

                          ABRAXAS PETROLEUM CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                     PART I
                                                                  Page

Item 1.  Business. ...................................................4
          General.....................................................4
          Recent Events...............................................5
          Business Strategy ..........................................8
          Markets and Customers.......................................8
          Risk Factors................................................9
          Regulation of Crude Oil and Natural Gas Activities.........14
          Canadian Royalty Matters...................................17
          Environmental Matters  ....................................19
          Title to properties........................................20
          Employees..................................................21

Item 2.  Properties..................................................21
          Primary Operating Areas....................................21
          Exploratory and Developmental Acreage......................22
          Productive Wells...........................................22
          Reserves Information.......................................23
          Crude Oil, Natural Gas Liquids and Natural Gas
            Production and Sales Price ..............................25
          Drilling Activities........................................25
          Office Facilities..........................................26
          Other Properties...........................................26

Item 3.  Legal Proceedings...........................................26

Item 4.  Submission of Matters to a Vote of Security Holders.........27

Item 4a.Executive Officers of Abraxas................................27


                                     PART II

Item 5.  Market for Registrant's Common Equity
            and Related Stockholder Matters..........................28
          Market Information.........................................28
          Holders....................................................28
          Dividends..................................................28

Item 6.  Selected Financial Data.....................................29

Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............29
          General....................................................30
          Results of Operations......................................30
          Liquidity and Capital Resources............................36
           Critical Accounting Policies..............................43
           New Accounting Pronouncements.............................44

Item 7a. Quantitative and Qualitative Disclosures about Market Risk..46

Item 8.  Financial Statements and Supplementary Data.................48

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure....................48

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant  .......48

Item 11.  Executive Compensation.....................................48

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management...........................................48

Item 13.  Certain Relationships and Related Transactions.............48

Item 14.  Controls and Procedures....................................48

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K.................................49


           SIGNATURES................................................54

                           FORWARD-LOOKING INFORMATION

     We make forward-looking statements throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "expect" or "anticipate" will occur or what we "intend" to do, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. The forward-looking information contained in this document is generally located in the material set forth under the headings "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management's reasonable estimates of future results or trends. The factors that may affect our expectations regarding our operations include, among others, the following:

     o   our high debt level;

     o   our ability to raise capital;

     o   our limited liquidity;

     o   economic and business conditions;

     o   price and availability of alternative fuels;

     o   political  and  economic   conditions   in  oil  producing   countries,
         especially those in the Middle East;

     o   our success in development, exploitation and exploration activities;

     o   planned capital expenditures;

     o   prices for crude oil and natural gas;

     o   declines in our production of crude oil and natural gas;

     o   our acquisition and divestiture activities;

     o   results  of  our  hedging  activities;   and  other  factors  discussed
         elsewhere in this document.

                                     PART I

Item 1. Business

General

     Abraxas Petroleum Corporation is an independent energy company engaged primarily in the acquisition, exploration, exploitation and production of crude oil and natural gas. Our principal means of growth has been through the acquisition and subsequent development and exploitation of producing properties. As a result of our historical acquisition activities, we believe we have a substantial inventory of low risk exploration and development opportunities, the development of which is critical to the maintenance and growth of our current production levels. We seek to complement our acquisition and development activities by selectively participating in exploration projects with experienced industry partners.

    In January 2003, we completed the following transactions:

     o The closing of the sale of the capital stock of our wholly-owned subsidiaries Canadian Abraxas Petroleum Limited, referred to herein as Canadian Abraxas, and Grey Wolf Exploration Inc., referred to herein as Old Grey Wolf, to a Canadian royalty trust for approximately $138 million.

     o The closing of a new senior secured credit agreement consisting of a term loan facility of $4.2 million and a revolving credit facility of up to $50 million with an initial borrowing base of $49.9 million, of which $42.5 million was used to fund the exchange offer described below and the remaining availability will fund the continued development of our existing crude oil and natural gas properties.

     o The closing of an exchange offer, pursuant to which Abraxas paid $264 in cash and issued $610 principal amount of new 11 1/2 % Secured Notes due 2007, Series A, referred to herein as New Notes, and 31.36 shares of Abraxas common stock for each $1,000 in principal amount of the outstanding 11 1/2 % Senior Secured Notes due 2004, Series A, and 11 1/2 % Senior Notes due 2004, Series D, issued by Abraxas and Canadian Abraxas, which were tendered and accepted in the exchange offer. An aggregate of approximately $179.9 million in principal amount of the notes were tendered in the exchange offer and the remaining $11.1 million of notes not tendered were redeemed.

     o The repayment of Abraxas' 12? % Senior Secured Notes due 2003, principal amount of $63.5 million, plus accrued interest.

     o The repayment of Old Grey Wolf's senior secured credit facility with Mirant Canada Energy Capital Ltd. (Mirant Canada Facility) in the amount of approximately $46.3 million.

     o These transactions are more fully described below under the caption "Recent Events."

     o As a result of the sale of the capital stock of Canadian Abraxas and Old Grey Wolf, the results of operations of Canadian Abraxas and Old Grey Wolf are reflected in our Financial Statements and in this document as "Discontinued Operations" and our remaining operations are referred to in our Financial Statements and in this document as "Continuing Operations" or "Continued Operations." Unless otherwise noted, all disclosures are for continuing operations.

     Our principal areas of operation are Texas and western Canada. At December 31, 2002, we owned interests in 459,880 gross acres (370,589 net acres) applicable to our continuing operations, and operated properties accounting for approximately 87% of our PV-10, affording us substantial control over the timing and incurrence of operating and capital expenditures. At December 31, 2002 estimated total proved reserves of our continuing operations were 112.5 Bcfe with an aggregate PV-10 of $136.6 million.

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

Recent Events

     We recently completed a series of transactions designed to reduce our indebtedness, improve our ability to meet our debt service obligations and provide us with working capital necessary to develop our existing crude oil and natural gas properties. As a result of these transactions, which we sometimes refer to in this document as the financial restructuring, we have reduced the principal amount of our overall outstanding long-term debt from approximately $300 million at December 31, 2002 to approximately $156.4 million in principal amount at January 23, 2003, and have reduced our annual cash interest payments from approximately $34 million (including $9.4 million included in discontinued operations), to approximately $4 million, assuming that, as required under the new senior secured credit agreement, Abraxas issues additional New Notes in lieu of cash interest payments on our outstanding New Notes. After giving effect to the financial restructurings on January 23, 2003, the principal amount of our outstanding New Notes and new senior secured credit agreement is approximately $156.4 million ($109.7 million in New Notes and $46.7 related to the new senior secured credit agreement). Due to the accounting treatment under generally accepted accounting principles for financial restructurings, the reported carrying value of such total New Notes and new senior secured credit agreements will be approximately $175 million ($128.6 million related to the New Notes). The transactions comprising the financial restructuring are summarized below.

     See Notes 2, 3 and 4 of Notes to Consolidated Financial Statements in Item 8 for further information regarding the sale of the Canadian segment reflected as assets held for sale and discontinued operations, and the impact of the exchange offer for our outstanding historical notes at year end 2002.

         Sale of Stock of Canadian Abraxas and Old Grey Wolf

     On January 23, 2003, Abraxas completed the sale to a wholly-owned subsidiary of PrimeWest Energy Inc. of all of the outstanding capital stock of two of Abraxas' former wholly-owned subsidiaries, Canadian Abraxas and Old Grey Wolf, for approximately $138 million before net adjustments of $3.4 million. Under the terms of the agreement with PrimeWest, we have retained certain oil and gas properties formerly held by Canadian Abraxas and Old Grey Wolf, including all of Canadian Abraxas' and Old Grey Wolf's undeveloped acreage existing at the time of the sale, which includes all of our interests in producing and undeveloped acreage in the Ladyfern area. These assets have been contributed to a new wholly-owned subsidiary Grey Wolf Exploration, Inc., which we refer to herein as New Grey Wolf. Portions of this undeveloped acreage will be developed by PrimeWest and New Grey Wolf under a farmout arrangement.

     Abraxas used the proceeds from the sale of the capital stock of Canadian Abraxas and Old Grey Wolf for the following purposes:

     o to pay fees and expenses of the sale of Canadian Abraxas and Old Grey Wolf of approximately $2.5 million;

     o to redeem our 12?% Senior Secured Notes, Series A, referred to herein as first lien notes, at 100% of their principal amount, plus accrued and unpaid interest, for approximately $66.4 million; and

     o to pay approximately $19.4 million of the cash portion of the exchange offer described below.

     In addition, upon the closing of the sale, Old Grey Wolf repaid all of its outstanding indebtedness of approximately $46.3 million, related to the Mirant Canada facility.

    Exchange Offer

     Contemporaneously with the closing of the sale of Canadian Abraxas and Old Grey Wolf, Abraxas completed an exchange offer, pursuant to which it offered to exchange cash and securities for all of the then outstanding 11 1/2% Senior Secured Notes due 2004, Series A, herein referred to as second lien notes, and 11 1/2% Senior Notes due 2004, Series D, herein referred to as old notes, issued by Abraxas and Canadian Abraxas ($52.6 million is carried on Canadian Abraxas). In exchange for each $1,000 principal amount of notes tendered in the exchange offer, tendering noteholders received:

     o   cash in the amount of $264;

     o an 11 1/2% Secured Note due 2007, Series A, with a principal amount equal to $610; and

     o   31.36 shares of Abraxas common stock.

     At the time the exchange offer was made, there were approximately $190.1 million of the second lien notes and $800,000 of the old notes outstanding. Holders of approximately 94% of the aggregate outstanding principal amount of the second lien notes and old notes tendered their notes for exchange in the offer. Pursuant to the procedures for redemption under the applicable historical indenture provisions, the remaining 6% of the aggregate outstanding principal amount of the second lien notes and old notes were redeemed at 100% of the principal amount plus accrued and unpaid interest, for approximately $11.5 million ($11.1 million in principal and $0.4 million in interest) and the indentures for the second lien notes and old notes were duly discharged. In connection with the exchange offer, Abraxas made cash payments of approximately $47.5 million and issued approximately $109.7 million in principal amount of New Notes and 5,642,699 shares of Abraxas common stock. Fees and expenses incurred in connection with the exchange offer were approximately $3.8 million, of which

$967,000 was charged to expense in 2002 and is included in financing cost in the statement of operations and the balance will be charged to expense in 2003 as the cost are incurred.

    New Notes

     The New Notes will accrue interest from the date of issuance, at a fixed annual rate of 11 1/2%, payable in cash semi-annually on each May 1 and November 1, commencing May 1, 2003, provided that, if we fail, or are not permitted pursuant to our new Senior Secured Credit Agreement or the intercreditor agreement between the trustee under the indenture for the New Notes and the lenders under the new senior secured credit agreement, to make such cash interest payments in full, we will pay such unpaid interest in kind by the issuance of additional notes with a principal amount equal to the amount of accrued and unpaid cash interest on the notes plus an additional 1% accrued interest for the applicable period. Upon an event of default, interest will accrue at an annual rate of 16.5%. The New Notes are guaranteed by all of Abraxas' current subsidiaries, Sandia Oil & Gas Corp., Sandia Operating Corp., Wamsutter Holdings, Inc., Western Associated Energy Corporation, Eastside Coal Company, Inc., and New Grey Wolf, and will be guaranteed by all of Abraxas' future subsidiaries.The New Notes are secured by a second lien or charge on all of the Company's current and future assets, including, but not limited to, its crude oil and natural gas properties. Under the terms of the New Notes, we are required, to the extent permitted, to pay down debt under the new senior secured credit agreement and, if permitted, the New Notes, with our cash flow which is not required to pay our capital expenditures or make cash interest and tax payments.

    Redemption of First Lien Notes

     On January 24, 2003, we completed the redemption of 100% of our outstanding 12?% Senior Secured Notes, Series A, or first lien notes, with approximately $66.4 million of the proceeds from the sale of Canadian Abraxas and Old Grey Wolf utilized to retire $63.5 million of our first lien notes outstanding, plus accrued interest of $2.9 million. Under the terms of the indenture for the first lien notes, we had the right to redeem the first lien notes at 100% of the outstanding principal amount of the notes, plus accrued and unpaid interest to the date of redemption, and to discharge the indenture upon call of the first lien notes for redemption and deposit of the redemption funds with the trustee. We exercised these rights on January 23, 2003 and upon the discharge of the indenture, the trustee released the collateral securing our obligations under the first lien notes.

    New Senior Secured Credit Agreement

     Contemporaneously with the closing of the exchange offer and the sale of Canadian Abraxas and Old Grey Wolf, Abraxas entered into a new senior secured credit agreement providing a term loan facility and a revolving credit facility as described below. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date for both the term loan facility and the revolving credit facility is January 22, 2006. Outstanding amounts under both facilities bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 4.5%. Any amounts in default under the term loan facility will accrue interest at an additional 4%. At no time will the amounts outstanding under the new senior secured credit agreement bear interest at a rate less than 9%.

     Term Loan Facility. Upon closing of the new senior secured credit agreement, Abraxas borrowed $4.2 million pursuant to a term loan facility, all of which was used to make cash payments in connection with the financial restructuring. Accrued interest under the term loan facility will be capitalized and added to the outstanding principal amount of the term loan facility until maturity. As of March 5, 2003, Abraxas owes $4.2 million under the term loan facility.

     Revolving Credit Facility. Lenders under the new senior secured credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $50 million. Our current borrowing base under the revolving credit facility is $49.9 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior secured credit agreement. Portions of accrued interest under the revolving credit facility may be capitalized and added to the principal amount of the revolving credit facility. As of March 5, 2003, we have borrowed $42.5 million under the revolving credit facility.

Business Strategy

     Our primary business objectives are to increase reserves, production and cash flow through the following:

     o Low Cost Operations. We seek to maintain low lease operating and general and administrative expenses, ("G&A expenses") per Mcfe by operating a majority of our producing properties and by maintaining a high rate of production on a per well basis. As a result of this strategy, we have achieved per unit lease operating and G&A expenses that compare favorably with our peer companies.

     o Exploitation of Existing Properties. We will continue to allocate a portion of our operating cash flow to the exploitation of our proved oil and natural gas properties. We believe that the proximity of our undeveloped reserves to existing production makes development of these properties less risky and more cost-effective than other drilling opportunities available to us. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion. Abraxas' inventory of development opportunities is considerable and growing, our ability to exploit that inventory will depend on our ability to raise additional capital and on our discretionary cash flow, which in turn is highly dependent on future crude oil and natural gas prices.

Markets and Customers

     The revenue generated by our operations is highly dependent upon the prices of, and demand for, crude oil and natural gas. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our crude oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability and cash flow from operations. You should read the discussion under "Risk Factors - Crude oil and natural gas prices and their volatility could adversely our revenues, cash flows and profitability" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for more information relating to the effects on us of decreases in crude oil and natural gas prices.

     In order to manage our exposure to price risks in the marketing of our crude oil and natural gas, from time to time we have entered into fixed price delivery contracts, financial swaps and crude oil and natural gas futures contracts as hedging devices. To ensure a fixed price for future production, we may sell a futures contract and thereafter either (i) make physical delivery of crude oil or natural gas to comply with such contract or (ii) buy a matching futures contract to unwind our futures position and sell our production to a customer. These contracts may expose us to the risk of financial loss in certain circumstances, including instances where production is less than expected, our customers fail to purchase or deliver the contracted quantities of crude oil or natural gas, or a sudden, unexpected event materially impacts crude oil or natural gas prices. These contracts may also restrict our ability to benefit from unexpected increases in crude oil and natural gas prices. You should read the discussion under "Management's Discussion and Analysis of Financial Condition And Results of Operations -- Liquidity and Capital Resources," and "Quantitative and Qualitative Disclosures about Market Risk; Commodity Price Risk" for more information regarding our historical hedging activities.

     Substantially all of our crude oil and natural gas is sold at current market prices under short-term arrangements , as is customary in the industry. During the year ended December 31, 2002, three purchasers accounted for approximately 77% of our crude oil and natural gas sales. We believe that there are numerous other companies available to purchase our crude oil and natural gas and that the loss of one or more of these purchasers would not materially affect our ability to sell crude oil and natural gas. The prices we realize for the sale of our crude oil and natural gas are subject to our hedging activities. You should read the discussion under "Management's Discussion and Analysis of Financial Condition And Results of Operations -- Liquidity and Capital

Resources" and "Quantitative and Qualitative Disclosures about Market Risk; Commodity Price Risk" for more information regarding our historical hedging activities.

Risk Factors

     Our reduced operating cash flow resulting from the sale of Canadian Abraxas and Old Grey Wolf may put significant strain on our liquidity and cash position. Our reduced operating cash flow and resulting limited liquidity has caused us, and the limitations imposed by the new senior secured credit agreement and the outstanding notes will cause us, to reduce capital expenditures, including exploration, exploitation and development projects. These reductions will limit our ability to replenish our depleting reserves, which could negatively impact our cash flow from operations and results of operations in the future. In addition, under the terms of the New Notes, we are required, to the extent permitted, to pay down debt under the new senior secured credit agreement and, if permitted, the notes, with our cash flow which is not required to pay our capital expenditures or make cash interest and tax payments.

     The effects of our reduced operating cash flow will be exacerbated by our high level of debt, which will affect our operations in several important ways, including:

     o A substantial amount of our cash flow from operations could be required to make principal and interest payments on our outstanding indebtedness and may not be available for other purposes, including developing our properties;

     o The covenants contained in the indenture governing the New Notes and in the new senior secured credit agreement will limit our ability to borrow additional funds or to dispose of assets or use the proceeds of any asset sales and may affect our flexibility in planning for, and reacting to, changes in our business; and

     o Our debt level may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, interest payments, scheduled principal payments, general corporate purposes or other purposes.

     Our limited liquidity and restrictions on uses of cash dictated by both the new senior secured credit agreement and the New Notes, combined with our high debt levels, may hinder our ability to satisfy the substantial capital requirements related to our operations. The success of our future operations will require us to make substantial capital expenditures for the exploitation, development, exploration and production of crude oil and natural gas.

     Under the terms of the new senior secured credit agreement and the New Notes, Abraxas is subject to cash and expenditures covenants including limitations on capital expenditures. These limitations imposed on Abraxas by the new senior secured credit agreement and the New Notes will have the effect of limiting our ability to develop our crude oil and natural gas properties because much of our cash flow may be used for debt service. As a result, our ability to replace production may be limited. You should read the discussion under "Our ability to replace production with new reserves is highly dependent on acquisitions or successful development and exploration activities" for more information regarding the risks associated with limitations on our ability to develop our crude oil and natural gas properties.

     Hedging transactions may limit our potential gains. Under the terms of the new senior secured credit agreement, we are required to maintain commodity price hedging positions on not less than 25% and not more than 75% of our estimated production for a rolling six-month period. On January 23, 2003, we entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of our production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu, for the calendar months of February through July 2003. In February 2003, we entered into a second hedging agreement related to 5,000 MMBtu which provides for a floor price of $4.50 per MMBtu for the calendar months of March 2003 through February 2004.

     We cannot assure you that our hedging transactions will reduce risk or minimize the effect of any decline in crude oil or natural gas prices. Any substantial or extended decline in crude oil or natural gas prices would have a material adverse effect on our business and financial results. Hedging activities may limit the risk of declines in prices, but such arrangements may also limit, and have in the past limited, additional revenues from price increases. In addition, such transactions may expose us to risks of financial loss under certain circumstances, such as:

     o   production being less than expected; or

     o price differences between delivery points for our production and those in our hedging agreements increasing.

         In 2000, 2001 and 2002, we experienced hedging losses of $20.2 million, $12.1 million and $3.2 million, respectively, of which $14.0 million, $6.6 million and $1.5 million respectively were applicable to continuing operations.

     Our ability to replace production with new reserves is highly dependent on acquisitions or successful development and exploration activities. The rate of production from crude oil and natural gas properties declines as reserves are depleted. Our proved reserves will decline as reserves are produced unless we acquire additional properties containing proved reserves, conduct successful exploration, exploitation and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. Our future crude oil and natural gas production is therefore highly dependent upon our level of success in acquiring or finding additional reserves. While we have had some success in pursuing these activities, we have not been able to fully replace the production volumes lost from natural field declines and property sales. We have implemented a number of measures to conserve our cash resources, including postponement of exploration and development projects. However, while these measures will conserve our cash resources in the near term, they will also limit our ability to replenish our depleting reserves, which could negatively impact our cash flow from operations in the future. The terms of our senior secured credit agreement and new secured notes limit our capital expenditures which will further limit our ability to replenish our reserves and replace production. Further, in addition to the effects of our limited liquidity, our operations may be curtailed, delayed or cancelled by other factors, such as title problems, weather, compliance with governmental regulations, mechanical problems or shortages or delays in the delivery of equipment. We cannot assure you that our exploration and development activities will result in increases in reserves.

     Use of our net operating loss carryforwards may be limited. At December 31, 2002, Abraxas had, subject to the limitation discussed below, $167.1 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2003 through 2022 if not utilized. At December 31, 2002, Abraxas had approximately $1.0 million of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2003 through 2009 if not utilized. In connection with January 2003 transactions described in Note 3, in Notes to Consolidated Financial Statements, Item 8, certain of the loss carryforwards may be utilized.

     As to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that we can use annually is limited under U.S. tax law. Additionally, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, Abraxas has established a valuation allowance of $39.7 million and $99.1 million for deferred tax assets at December 31, 2001 and 2002, respectively.

     Crude oil and natural gas prices and their volatility could adversely affect our revenue, cash flows, profitability and growth. Our revenue, cash flows, profitability and future rate of growth depend substantially upon prevailing prices for crude oil and natural gas. Natural gas prices affect us more than crude oil prices because most of our production and reserves are natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. In addition, we may have ceiling limitation write-downs when prices decline. During the second quarter of 2002, we had a ceiling limitation write down of approximately $116.0 million ($32.9 million for continuing operations and $83.1 million for discontinued operations). Lower prices may also reduce the amount of crude oil and natural gas that we can produce economically.

     We cannot predict future crude oil and natural gas prices. Factors that can cause price fluctuations include:

     o   changes in supply and demand for crude oil and natural gas;

     o   weather conditions;

     o   the price and availability of alternative fuels;

     o   political  and  economic   conditions   in  oil  producing   countries,
         especially those in the Middle East; and

     o   overall economic conditions.

     In addition to decreasing our revenue and cash flow from operations, low or declining crude oil and natural gas prices could have additional material adverse effects on us, such as:

     o reducing the overall volumes of crude oil and natural gas that we can produce economically;

     o   causing a ceiling limitation write-down;

     o increasing our dependence on external sources of capital to meet our liquidity requirements; and

     o   impairing our ability to obtain needed equity capital.

     Lower crude oil and natural gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for our crude oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and earnings. The risk that we will be required to write down the carrying value of crude oil and natural gas properties increases when crude oil and natural gas prices are low. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural- gas prices may have increased the ceiling applicable to the subsequent period.

     At June 30, 2002, our net capitalized costs of crude oil and natural gas properties exceeded the present value of our estimated proved reserves by $138.7 million ($28.2 million on the U.S. properties and $110.5 million on the Canadian properties). These amounts were calculated considering June 30, 2002 prices of $26.12 per Bbl for crude oil and $2.16 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. Subsequent to June 30, 2002, commodity prices increased in Canada and we utilized these increased prices in calculating the ceiling limitation write-down. The write-down for our discontinued Canadian operations was $83.1 million at June 30, 2002 and the total write-down was approximately $116.0 million. At December 31, 2002, our net capitalized cost of crude oil and natural gas properties did not exceed the present value of our estimated reserves, due to increased commodity prices during the fourth quarter and, as such, no further write-down was recorded. We cannot assure you that we will not experience additional ceiling limitation write-downs in the future.

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

     You should not assume that the present value of future net revenues referred to in this annual report is the current market value of our estimated crude oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the period of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the end of the year of the estimate. Any changes in consumption by natural gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of crude oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with us or the crude oil and natural gas industry in general will affect the accuracy of the 10% discount factor.

     The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the PV-10 thereof for the crude oil and natural gas properties described in this annual report are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 2002. The sales prices as of such date used for purposes of such estimates were $29.69 per Bbl of crude oil, $18.89 per Bbl of NGLs and $3.79 per Mcf of natural gas. This compares with $18.26 per Bbl of crude oil, $16.29 per Bbl of NGLs and $2.16 per Mcf of natural gas as of December 31, 2001. These estimates also assume that we will make future capital expenditures of approximately $50.4 million in the aggregate, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

     We have experienced recurring net losses. The following table shows the losses we had in 1998, 1999, 2001 and 2002 from continuing operations:

                                Years Ended December 31,
                                  1998       1999       2001       2002
                                  ----       ----       ----       ----

Net (loss) from continuing
operations                      $(79.0)    $(24.4)     $(16.0)   $ (60.8)


     While we had net income in 2000 of $9.9 million from continuing operations, if the significant gain on the sale of an interest in a partnership were excluded, we would have experienced a net loss from continuing operations for the year of $(24.1) million. We cannot assure you that we will become profitable in the future.

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

     Our Canadian operations are subject to the risks of currency fluctuations and in some instances economic and political developments. We conduct operations in Canada. The expenses of such operations are payable in Canadian dollars while most of the revenue from crude oil and natural gas sales is based upon U.S. dollar price indices. As a result, Canadian operations are subject to the risk of fluctuations in the relative values of the Canadian and U.S. dollars. We are also required to recognize foreign currency translation gains or losses related to any debt issued by our Canadian subsidiary because the debt is denominated in U.S. dollars and the functional currency of such subsidiary is the Canadian dollar. Our foreign operations may also be adversely affected by local political and economic developments, royalty and tax increases and other foreign laws or policies, as well as U.S. policies affecting trade, taxation and investment in other countries.

     We depend on our key personnel. We depend to a large extent on Robert L.G. Watson, our Chairman of the Board, President and Chief Executive Officer, for our management and business and financial contacts. The unavailability of Mr. Watson could have a materially adverse effect on our business. Mr. Watson has a three-year employment contract with Abraxas commencing on December 21, 1999, which automatically renews thereafter for successive one-year periods unless Abraxas gives 120 days notice prior to the expiration of the original term or any extension thereof of its intention not to renew the employment agreement. Our success is also dependent upon our ability to employ and retain skilled technical personnel. While we have not experienced difficulties in employing or retaining such personnel, our failure to do so in the future could adversely affect our business.

Risks Related to Our Industry

     Our operations are subject to numerous risks of crude oil and natural gas drilling and production activities. Our crude oil and natural gas drilling and production activities are subject to numerous risks, many of which are beyond our control. These risks include the following:

     o that no commercially productive crude oil or natural gas reservoirs will be found;

     o that crude oil and natural gas drilling and production activities may be shortened, delayed or canceled; and

     o that our ability to develop, produce and market our reserves may be limited by:

         o    title problems,

         o    weather conditions,

         o    compliance with governmental requirements, and

         o mechanical difficulties or shortages or delays in the delivery of drilling rigs, work boats and other equipment.

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

     The principal resources necessary for the exploration and production of crude oil and natural gas are leasehold prospects under which crude oil and natural gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable personnel to conduct all phases of crude oil and natural gas operations. We must compete for such resources with both major crude oil and natural gas companies and independent operators. Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our operations in the immediate future, we cannot assure you that such materials and resources will be available to us.

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

         Price Regulations

     In the past, maximum selling prices for certain categories of crude oil, natural gas, condensate and NGLs in the United States were subject to significant federal regulation. At the present time, however, all sales of our crude oil, natural gas, condensate and NGLs produced in the United States under private contracts may be sold at market prices. Congress could, however, reenact price controls in the future. If controls that limit prices to below market rates are instituted, our revenue would be adversely affected.

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

   (5) issuance of Policy Statements regarding Alternate Rates and Negotiated Terms and Conditions of Service covering (a) the pricing of long-term pipeline transportation services by alternative rate mechanism options, including the pricing of interstate pipeline capacity utilizing market-based rates, incentive rates, or indexed rates, and (b) investigating of whether FERC should permit pipelines to negotiate the terms and conditions of service, in addition to rates of service.

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

     From time to time the governments of Alberta and British Columbia, the provinces where almost all of New Grey Wolf's production is located, have established incentive programs which have included royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging crude oil and natural gas exploration or enhanced planning projects. All of New Grey Wolf's production is from oil and gas rights which have been granted by the Provinces.

     The Province of Alberta requires the payment from lessees of oil and gas rights of annual rental payments as well as royalty payments. Regulations made pursuant to the Mines and Minerals Act (Alberta) provide various incentives for exploring and developing crude oil reserves in Alberta. Crude oil produced from horizontal extensions commenced at least five years after the well was originally spudded may qualify for a royalty reduction. An 8,000 cubic metres exemption is available to production from a well that has not produced for a 12-month period prior to January 31, 1993 or 24 months following such date. In addition, crude oil production from eligible new field and new pool wildcat wells and deeper pool test wells spudded or deepened after September 30, 1992, is entitled to a 12-month royalty exemption (to a maximum of CDN $1 million). Crude oil produced from low productivity wells, enhanced recovery schemes (such as injection wells) and experimental projects is also subject to royalty reductions.

     The Alberta government classifies conventional crude oil into three categories, being Old Oil, New Oil and Third Tier Oil. Each have a base royalty rate of 10%. The rate caps on the categories are 25% for oil from crude oil pools discovered after September 30, 1992, being the Third Tier Oil, 30% for oil from pools or pool extensions discovered after April 1, 1974, from wells drilled or deepened after October 31, 1991 or from reactivated wells and which are not Third Tier Oil, and 35% for Old Oil.

     Effective January 1, 1994, the calculation and payment of natural gas royalties became subject to a simplified process. The royalty reserved to the Crown, subject to various incentives, is between 15% or 30%, in the case of new natural gas, and between 15% and 35%, in the case of old natural gas, depending upon a prescribed or corporate average reference price. Natural gas produced from qualifying exploratory gas wells spudded or deepened after July 1, 1985 and before June 1, 1988 are eligible for a royalty exemption for a period of 12 months, or such later time that the value of the exempted royalty quantity equals a prescribed maximum amount. Natural gas produced from qualifying intervals in eligible natural gas wells spudded or deepened to a depth below 2,500 meters is also subject to a royalty exemption, the amount of which depends on the depth of the well.

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

     Producers of crude oil and natural gas in British Columbia are also required to pay annual rental payments in respect of Crown leases and royalties and freehold production taxes in respect of crude oil and natural gas produced from Crown and freehold lands respectively. British Columbia also classifies conventional crude oil into the three categories of Old Oil, New Oil and Third Tier Oil. The amount payable as a royalty in respect of crude oil depends on the vintage of the crude oil (whether it was produced from a pool discovered before or after October 31, 1975) or a pool in which no well was completed on June 1,
1998), the quantity of crude oil produced in a month and the value of the crude oil. Crude oil produced from a discovery well may be exempt from the payment of a royalty for the first 36 months of production to a maximum production of 11,450 m3. The royalty payable on natural gas is determined by a sliding scale based on a classification of the gas based on whether it is conservation gas (gas associated with marketed oil production) and by drilling and land lease date and on a reference price which is the greater of the amount obtained by the producer and at prescribed minimum price. Conservation gas has a minimum royalty of 8%. The royalty rate ranges from between 9% and 27% for wells drilled on lands issued after May 31, 1998 and before January 1, 2003 and completed within 5 years of the date the lands were issued and between 12% and 27% for wells spudded after May 31, 1998 on lands where rights had been issued as of May 31, 1998.

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

Employees

     As of March 5, 2003, we had 48 full-time employees in the United States, including 3 executive officers, 3 non-executive officers, 1 petroleum engineer, 1 geologist, 6 managers, 1 landman, 12 secretarial and clerical personnel and 21 field personnel. Additionally, we retain contract pumpers on a month-to-month basis. We retain independent geological and engineering consultants from time to time on a limited basis and expect to continue to do so in the future.

     As of March 5, 2003, New Grey Wolf in Canada had 13 full-time employees, including 3 executive officers, 1 non-executive officer, 2 petroleum engineers, 2 geologists, 1 geophysicist and, 4 technical and clerical personnel.

Item 2.  Properties

Primary Operating Areas

Texas

     Our U.S. operations are concentrated in South and West Texas with over 99% of the PV-10 of our U.S. crude oil and natural gas properties at December 31, 2002 located in those two regions. We operate 94% of our wells in Texas. Operations in South Texas are concentrated along the Edwards trend in Live Oak and Dewitt Counties the Frio/Vicksburg trend in San Patricio County and the Wilcox trend in Goliad County. In total in south Texas we own an average 88% working interest in 44 wells with average daily production of 291 net Bbls of crude oil and NGLs and 8,177 net Mcf of natural gas per day for the year ended December 31, 2002. As of December 31, 2002 we had estimated net proved reserves in South Texas of 31,103 Mmcfe (83% natural gas) with a PV-10 of $47.2 million, 70% of which was attributable to proved developed reserves. Our West Texas operations are concentrated along the deep Devonian/Ellenberger formations and shallow Cherry Canyon sandstones in Ward County, the Spraberry trend in Midland County and in the Sharon Ridge Clearfork Field in Scurry County. The Company has entered into a farmout agreement with EOG Resources Inc. whereby EOG earned 75% working interest in Abraxas' then existing Montoya acreage by paying Abraxas $2.5 million and paying 100% of the cost of the first five wells, the last of which came on line in December 2002. EOG remains under a continuous development clause: however the Company will be responsible for its pro-rata share of the drilling and development costs going forward. Two wells are planned for 2003. In total in west Texas we own an average 75% working interest in 157 wells with average daily production of 389net Bbls of crude oil and NGLs and 6,814 net Mcf of natural gas per day for the year ended December 31, 2002. As of December 31, 2002, we had estimated net proved reserves in West Texas of 65,957 Mmcfe (80% natural gas) with a PV 10 of $62.7 million, 39% of which was attributable to proved developed reserves. During 2002, we drilled a total of 3 new wells (1.06 net) in Texas with a 67% success rate.

Wyoming

     The Company currently holds over 60,000 contiguous acres in the Powder River Basin in east central Wyoming. The Company has drilled and operates 5 wells in Converse and Niobrara counties that were completed in the Turner and Niobrara formations. We own 100% working interest in these wells that produced an average of 43 net barrels of crude oil per day in 2002. As of December 31, 2002 we had estimated net proved producing reserves in Wyoming of 91,791 barrels of crude oil with a PV-10 of $427,000.

Western Canada

     The Company owns properties in western Canada, consisting primarily of natural gas reserves and undeveloped acreage in the provinces of Alberta and British Columbia. Our Alberta properties are in two concentrated areas; the Caroline field, 60 miles northwest of Calgary and the Peace River Arch area in northwestern Alberta. The Company has entered into a farmout agreement with the recent buyer of its Canadian subsidiaries (See "Recent Events") to jointly develop these areas in the future. The Company's other Canadian operations are located in the Ladyfern area of northeast British Columbia. In this area the Company participated in six wells being drilled during 2002 with a 50% success rate. As of December 31, 2002, New Grey Wolf had estimated net proved reserves, applicable to continuing operations, of 14,904 Mmcfe (91% natural gas) with a PV-10 of $26.3 million, 61% of which was attributable to proved developed reserves. For the year ended December 31, 2002, the Canadian properties, applicable to continuing operations, produced an average of approximately 27.5 net Bbls of crude oil and NGLs per day and 570 net Mcf of natural gas per day. During 2002, we drilled a total of 7 new wells (3.0 net) related to continuing operations in Canada with a 71% success rate.

Exploratory and Developmental Acreage

     Our principal crude oil and natural gas properties consist of non-producing and producing crude oil and natural gas leases, including reserves of crude oil and natural gas in place. The following table indicates our interest in developed and undeveloped acreage applicable to continuing operations as of December 31, 2002:

                                                        Developed and Undeveloped Acreage
                                 -----------------------------------------------------------------------
                                                           As of December 31, 2002
                                 -----------------------------------------------------------------------
                                      Developed Acreage (1)               Undeveloped Acreage (2)
                                 ---------------------------------   -----------------------------------
                                  Gross Acres  (3)   Net Acres   (4) Gross Acres  (3)   Net Acres (4)
                                 ---------------   ---------------  ---------------   ------------------
  Canada (5)                             10,495             5,432          352,218           277,539
  Texas                                  24,775            19,911           10,881            10,029
  Wyoming                                 3,200             3,200           58,311            54,478
                                 ---------------   ---------------  ---------------   ------------------
           Total                         38,470            28,543          421,410           342,046
                                 ===============   ===============  ===============   ==================
---------------

(1) Developed acreage consists of acres spaced or assignable to productive wells.
(2) Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and natural gas, regardless of whether or not such acreage contains proved reserves.
(3) Gross acres refers to the number of acres in which we own a working interest.
(4) Net acres represents the number of acres attributable to an owner's proportionate working interest and/or royalty interest in a lease
         (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).
(5) Represents acreage applicable to continuing operations, see Item 1. "Business - Recent Events".

Productive Wells

     The following table sets forth our total gross and net productive wells applicable to continuing operations, expressed separately for crude oil and natural gas, as of December 31, 2002:

                                                                  Productive Wells (1)
                                    ---------------------------------------------------------------------
                                                                As of December 31, 2002
                                    ---------------------------------------------------------------------
           State/Country                       Crude Oil                          Natural Gas
                                    --------------------------------   ----------------------------------
                                         Gross(2)            Net(3)         Gross(2)          Net(3)
                                    ---------------   --------------   ---------------   ----------------
           Canada (4)                      15.0               1.3              7.0               1.4
           Texas                          139.0             111.3             62.0              45.2
           Wyoming                          5.0               5.0              -                 -
                                    ---------------   --------------   ---------------   ----------------
                    Total                 159.0             117.6             69.0              46.6
                                    ===============   ==============   ===============   ================
------------

(1)      Productive wells are producing wells and wells capable of production.
(2) A gross well is a well in which we own an interest. The number of gross wells is the total number of wells in which we own an interest.
(3) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of our fractional working interest owned in gross wells.
(4) Represents wells applicable to continuing operations, see Item 1. "Business - Recent Events".

Reserves Information

     The crude oil and natural gas reserves of Abraxas continued operations only have been estimated as of January 1, 2003, January 1, 2002, and January 1, 2001, by DeGolyer and MacNaughton, of Dallas, Texas. The reserves of New Grey Wolf as of January 1, 2003 have been estimated by DeGolyer and MacNaughton. The reserves of Old Grey Wolf as of January 1, 2002 and January 1, 2001 have been estimated by McDaniel and Associates Consultants Ltd. of Calgary, Alberta. All prior Canadian Abraxas and Old Grey Wolf reserves are reflected as discontinued operations. Crude oil and natural gas reserves, and the estimates of the present value of future net revenues therefrom, were determined based on then current prices and costs. Reserve calculations involve the estimate of future net recoverable reserves of crude oil and natural gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.

     The following table sets forth certain information regarding estimates of our crude oil, natural gas liquids and natural gas reserves as of January 1, 2003, January 1, 2002 and January 1, 2001 related to continuing operations:

                                         Estimated Proved Reserves
                              ------------------------------------------------
                                  Proved          Proved            Total
                                 Developed     Undeveloped         Proved
                              --------------- --------------- ----------------
   Continuing Operations:
       As of January 1, 2001
         Crude oil (MBbls)           2,986            1,407           4,393
         NGLs (MBbls)                1,322              366           1,688
         Natural gas (MMcf)         48,177           66,731         114,908

       As of January 1, 2002
         Crude oil (MBbls)           1,841            1,170           3,011
         NGLs (MBbls)                1,051              352           1,403
         Natural gas (MMcf)         40,514           75,154         115,668

       As of January 1, 2003
         Crude oil (MBbls)           1,714            1,317           3,031
         NGLs (MBbls)                  144              284             428
         Natural gas (MMcf)         43,308           48,458          91,766

------------------
     Reserves on a Mcf equivalent at December 31, 2002 were 112,520 Mmcfe. Crude oil and natural gas liquids are converted to a Mcf equivalent (Mcfe) on the basis of 1 Bbl of crude oil and natural gas liquid equals 6 Mcf of natural gas.

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

     You  should  not  assume  that the  present  value of future  net  revenues referred to in this annual statement is the current market value of our estimated crude oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the year of the estimate, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of December 31, 2001, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $38.9 million on U.S. properties - continuing operations. This amount was calculated considering 2001 year-end prices of $19.84 per Bbl for crude oil and $2.57 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, crude oil and natural gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved crude oil and natural gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for crude oil and $2.89 per Mcf for natural gas.

     At June 30, 2002, our net capitalized costs of crude oil and natural gas properties exceeded the present value of our estimated proved reserves by $138.7 million ($28.2 million on the U.S. properties and $110.5 million on the Canadian properties). These amounts were calculated considering June 30, 2002 prices of $26.12 per Bbl for crude oil and $2.16 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. Subsequent to June 30, 2002, commodity prices increased in Canada and we utilized these increased prices in calculating the ceiling limitation write-down. The write-down for our discontinued Canadian operations was $83.1 million at June 30, 2002 and the total write-down was approximately $116.0 million. At December 31, 2002, our net capitalized cost of crude oil and natural gas properties did not exceed the present value of our estimated reserves, due to increased commodity prices during the fourth quarter and, as such, no further write-down was recorded. We cannot assure you that we will not experience additional ceiling limitation write-downs in the future.

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

     The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the PV-10 thereof for the crude oil and natural gas properties described in this report are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 2002. The average sales prices as of such date used for purposes of such estimates were $29.69 per Bbl of crude oil, $18.89 per Bbl of NGLs and $3.79 per Mcf of natural gas. It is also assumed that we will make future capital expenditures of approximately $50.4 million in the aggregate, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

     We file reports of our estimated crude oil and natural gas reserves with the Department of Energy and the Bureau of the Census. The reserves reported to these agencies are required to be reported on a gross operated basis and therefore are not comparable to the reserve data reported herein.

Crude Oil, Natural Gas Liquids, and Natural Gas Production and Sales Prices

    The following table presents our net crude oil, net natural gas liquids and net natural gas production, the average sales price per Bbl of crude oil and natural gas liquids and per Mcf of natural gas produced and the average cost of production per BOE of production sold, for the three years ended December 31, 2002 adjusted for the impact of discontinued operations:

                                             2002        2001         2000
                                        ------------ ------------- ------------
      Crude oil production (Bbls)           264,531       364,638      406,829
      Natural gas production (Mcf)        5,679,639     7,823,098    8,363,611
      Natural gas liquids production
           (Bbls)                             9,530        51,304      132,005
      Mmcfe                                   7,324        10,318       11,597
      Average sales price per Bbl of
           crude oil                      $   24.42      $  25.07      $ 14.01
      Average sales price per MCF of
           natural gas (1)                $    2.64      $   3.19      $  2.84
      Average sales price per Bbl of
           natural gas liquids            $   14.88      $  15.61      $ 20.53
      Average sales price per Mcfe (1)    $    2.95      $   3.39      $  2.77
      Average cost of production  per
           Mcfe produced (2)              $    1.08      $   0.90      $  0.67

(1)  Average sales prices are net of hedging activity.
(2) Crude oil and natural gas were combined by converting crude oil and natural gas liquids to a Mcf equivalent ("Mcfe") on the basis of 1 Bbl of crude oil and natural gas liquid equals 6 Mcf of natural gas. Production costs include direct operating costs, ad valorem taxes and gross production taxes.

Drilling Activities

     The following table sets forth our gross and net working interests in exploratory and development wells drilled during the three years ended December 31 2002, adjusted for the impact of discontinued operations:


                                  2002                     2001                2000
                         ----------------------- ---------------------- --------------------

                          Gross(1)       Net(2)     Gross(1)    Net(2)    Gross(1)    Net(2)
                         ------------ ---------- ------------ --------- ----------- --------
Exploratory(3)

  Productive(4)


          Crude oil              1.0        1.0            -         -           -        -

          Natural gas            3.0         .5            -         -           -        -

          Dry holes(5)           3.0        1.5            -         -         1.0      1.0
                         ------------ ---------- ------------ --------- ----------- --------

                  Total          7.0        3.0            -         -         1.0      1.0
                         ============ ========== ============ ========= =========== ========

Development(6)

  Productive (4)

          Crude oil                -          -          1.0       1.0         9.0      9.0

          Natural gas            3.0        1.1          5.0       4.3         6.0      5.0

          Dry holes (5)            -          -            -         -         1.0      1.0
                         ------------ ---------- ------------ --------- ----------- --------
                                 3.0        1.1          6.0       5.3        16.0     15.0
                         ============ ========== ============ ========= =========== ========

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

     As of March 5, 2003, we had 6 wells in process of drilling and completing, 1 in the U.S. and 5 in Canada.

Office Facilities

     Our executive and administrative offices are located at 500 North Loop 1604 East, Suite 100, San Antonio, Texas 78232. We also have an office in Midland, Texas. These offices, consisting of approximately 12,650 square feet in San Antonio and 570 square feet in Midland, are leased until March 2006 at an aggregate base rate of $19,500 per month.

     New Grey Wolf leases 17,522 square feet of office space in Calgary, Alberta pursuant to a lease, which expires in April, 2003.

Other Properties

     We own 10 acres of land, an office building, workshop, warehouse and house in Sinton, Texas, 2.8 acres of land, an office building in Scurry County, Texas, 600 acres of fee land in Scurry County, Texas and 160 acres of land in Coke County, Texas. . All three properties are used for the storage of tubulars and production equipment. We also own 19 vehicles which are used in the field by employees. We own 2 workover rigs, which are used for servicing our wells.


Item 3. Legal Proceedings

     In 2001, Abraxas and Abraxas Wamsutter L.P. were named as defendants in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by Abraxas and Abraxas Wamsutter, L.P. related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by Abraxas and Abraxas Wamsutter, L.P. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. Abraxas has filed an appeal. We believe these charges are without merit. We have established a reserve in the amount of $845,000, which represents our estimated share of the judgment.

     In late 2000, Abraxas received a Final De Minimis Settlement Offer from the United States Environmental Protection Agency concerning the Casmalia Disposal Site, Santa Barbara County, California. Abraxas' liability for the cleanup at the Superfund site is based on a 1992 acquisition , which is alleged to have transported or arranged for the transportation of oil field waste and drilling muds to the Superfund site. Abraxas has engaged California counsel to evaluate the notice of proposed de minimis settlement and its notice of potential strict liability under the Comprehensive Environmental Response, Compensation and Liability Act. Defense of the action is handled through a joint group of crude oil companies, all of which are claiming a petroleum exclusion that limits Abraxas' liability. The potential financial exposure and any settlement posture has yet not been developed, but is considered by Abraxas to be immaterial.

         Additionally, from time to time, we are involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 2002, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

Item 4a. Executive Officers of Abraxas

     Certain information is set forth below concerning our executive officers, each of whom has been selected to serve until the 2003 annual meeting of shareholders and until his successor is duly elected and qualified.

     Robert L. G. Watson, age 52, has served as Chairman of the Board, President, Chief Executive Officer and a director of Abraxas since 1977. Since May 1996, Mr. Watson has also served as Chairman of the Board and a director of Grey Wolf. In November 1996, Mr. Watson was elected Chairman of the Board, President and as a director of Canadian Abraxas. Prior to joining Abraxas, Mr. Watson was employed in various petroleum engineering positions with Tesoro Petroleum Corporation, a crude oil and natural gas exploration and production company, from 1972 through 1977, and DeGolyer and McNaughton, an independent petroleum engineering firm, from 1970 to 1972. Mr. Watson received a Bachelor of Science degree in Mechanical Engineering from Southern Methodist University in 1972 and a Master of Business Administration degree from the University of Texas at San Antonio in 1974.

     Chris E. Williford, age 51, was elected Vice President, Treasurer and Chief Financial Officer of Abraxas in January 1993, and as Executive Vice President and a director of Abraxas in May 1993. In November 1996, Mr. Williford was elected Vice President and Assistant Secretary of Canadian Abraxas. In December 1999, Mr. Williford resigned as a director of Abraxas. Prior to joining Abraxas, Mr. Williford was Chief Financial Officer of American Natural Energy Corporation, a crude oil and natural gas exploration and production company, from July 1989 to December 1992 and President of Clark Resources Corp., a crude oil and natural gas exploration and production company, from January 1987 to May 1989. Mr. Williford received a Bachelor of Science degree in Business Administration from Pittsburgh State University in 1973.

     Robert W. Carington, Jr., age 41, was elected Executive Vice President and a director of the Company in July 1998. In December 1999, Mr. Carington resigned as a director of Abraxas. Prior to joining the Company, Mr. Carington was a Managing Director with Jefferies & Company, Inc. Prior to joining Jefferies & Company, Inc. in January 1993, Mr. Carington was a Vice President at Howard, Weil, Labouisse, Friedrichs, Inc. Prior to joining Howard, Weil, Labouisse, Friedrichs, Inc., Mr. Carington was a petroleum engineer with Unocal Corporation from 1983 to 1990. Mr. Carington received a degree of Bachelor of Science in Mechanical Engineering from Rice University in 1983 and a Masters of Business Administration from the University of Houston in 1990.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

         Abraxas common stock began trading on the American Stock Exchange on August 18, 2000, under the symbol "ABP." The following table sets forth certain information as to the high and low bid quotations quoted for Abraxas' common stock on the American Stock Exchange.

             Period                        High        Low
             ------                        ----        ---
2001         First Quarter                 $5.32        $3.69
             Second Quarter                 4.98         3.10
             Third Quarter                  3.65         1.70
             Fourth Quarter                 1.85         0.88


2002
             First Quarter                 $1.70        $0.89
             Second Quarter                 1.41         0.52
             Third Quarter                  0.98         0.42
             Fourth Quarter                 0.80         0.52

2003         Through March 5, 2003         $0.78        $0.89

Holders

     As of March 5, 2003, we had 35,622,096 shares of common stock outstanding and had approximately 1,606 stockholders of record.

Dividends

     We have not paid any cash dividends on our common stock and it is not presently determinable when, if ever, we will pay cash dividends in the future. In addition, the indenture governing the New Notes and New Senior Secured Credit Agreement prohibits the payment of cash dividends and stock dividends on our common stock. You should read the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for more information regarding the restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

     On January 23, 2003, we issued approximately $109.7 million in principal amount of New Notes and 5,642,699 shares of Abraxas common stock in connection with the exchange offer. These securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, under Regulation D. The securities were offered and sold only to accredited investors and to no more than 35 non-accredited investors each of whom Abraxas believed had such knowledge and experience in financial and business matters that he or she was capable of evaluation of the merits and risks on the investment in the New Notes and shares of Abraxas common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.


                                      Equity Compensation Plan Information

                                                                                          Number of securities
                                                                                         remaining available for
                                   Number of securities to       Weighted-average        future issuance under
                                   be issued upon exercise      exercise price of       equity compensation plans
                                   of outstanding options,     outstanding options,       (excluding securities
                                     warrants and rights       warrants and rights       reflected in column (a))
          Plan Category                      (a)                       (b)                        (c)
--------------------------------   ------------------------   ----------------------   -------------------------
Equity compensation plan
approved by security holders              3,003,340                   $1.94                    2,161,366

Equity compensation plans not
approved by security holders
                                          1,252,000                   $2.89                        -

    Item 6. Selected Financial Data

     The following selected financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with our
Consolidated Financial Statements and Notes thereto, and other financial information included herein. See "Financial Statements in Item 8." Certain items have been restated to reflect continuing operations. See Item 1. "Recent Events".

                                                                             Year Ended December 31,
                                                 -------------------------------------------------------------------------
                                                     2002            2001             2000             1999        1998
                                                     ----            ----             ----             ----        ----
                                                                   (Dollars in thousands except per share data)
Total revenue - continuing operations            $     22,307    $    35,775    $   32,886     $      24,586     $  36,267
Income   (loss)  from   continuing   operations
   before extraordinary item                     $   (60,846)(2) $   (16,043)   $    8,449(1)  $     (24,427)    $ (79,027) (2)
Income (loss) from continuing operations
   before extraordinary item per common share
   -  diluted                                    $     (2.03)    $     (0.62)   $     0.31     $       (3.60)    $  (12.48)
Weighted  average shares  outstanding - diluted
   (in thousands)                                     29,979          25,789        22,616             6,784         6,331
Total assets                                     $   181,425     $   303,616    $  335,560     $     322,284     $ 291,498
Long-term debt, excluding current maturities     $   190,979     $   226,240    $  266,441     $     273,421     $ 299,698
Total stockholders' equity (deficit)             $  (142,254)    $   (28,585)   $   (6,503)    $      (9,505)    $ (63,522)

(1) Includes gain on sale of partnership interest of $34 million in 2000.
(2) Includes ceiling write-down of $61.2 million in 1998 and $32.9 million in 2002.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     The following is a discussion of our consolidated financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto. See "Financial Statements" in Item 8. The discussion reflects the sale of our Canadian subsidiaries, Canadian Abraxas and Old Grey Wolf, and the completion of our financial restructuring which was completed in January 2003. References to continuing operations refer to our operations after taking the sale of Canadian Abraxas and Old Grey Wolf into account. The results of operations of Canadian Abraxas and Old Grey Wolf are included in "Discontinued Operations" in our Financial Statements.

General

     We have incurred net losses in five of the last six years, and there can be no assurance that operating income and net earnings will be achieved in future periods. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. Crude oil and natural gas prices increased substantially in 2000. During 2001, crude oil and natural gas prices weakened substantially from the 2000 levels. During 2002, prices began to increase. In addition, because our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. In order to provide us with liquidity and capital resources, we have sold certain of our producing properties. However, our production levels have declined as we have been unable to replace the production represented by the properties we have sold with new production from the producing properties we have invested in with the proceeds of our property sales. In addition, under the terms of our new senior secured credit agreement and our New Notes, we are subject to limitations on capital expenditures. As a result, we will be limited in our ability to replace existing production with new production and might suffer a decrease in the volume of crude oil and natural gas we produce. If crude oil and natural gas prices return to depressed levels or if our production levels continue to decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected. For more information, see "Liquidity and Capital Resources - Current Liquidity Requirements" and "Future Capital Resources."

Results of Operations

     General. Our financial results depend upon many factors, particularly the following factors which most significantly affect our results of operations:

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

     Commodity Prices. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. In the first quarter of 2002, we experienced a decline in energy commodity prices from the prices that we received in the first quarter of 2001. During the first quarter of 2001, we had certain crude oil and natural gas hedges in place that prevented us from realizing the full impact of a favorable price environment. In January 2001, the market price of natural gas was at its highest level in our operating history and the price of crude oil was also at a high level. However, over the course of 2001 and the beginning of the first quarter of 2002, prices again became depressed, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through December 2002. Prices have continued to increase during the first part of 2003. As of March 5 , 2003, the NYMEX price for natural gas was $7.02 per Mcf and $36.69 per Bbl for crude oil.

     The table below illustrates how natural gas prices fluctuated over the course of 2001 and 2002. The table below contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter for 2001 and 2002 for continuing operations, including the impact of our hedging activities.

                          Natural Gas Prices by Quarter
                                 (in $ per Mcf)

              ---------------------------------------------------------------------------------------------------
              Quarter Ended
              ---------------------------------------------------------------------------------------------------
               March 31,   June 30,   Sept. 30,      Dec31,      March 31,    June 30,    Sept. 30,    Dec. 31,
                 2001        2001        2001         2001          2002         2002        2002        2002
              ------------ ---------- ----------- ------------- ------------- ----------- ----------- -----------
Index               $7.27        $4.82      $2.98       $2.47      $2.38        $3.36       $3.28       $ 3.99
Realized             4.66         3.38       2.38        2.07       2.27         2.60        2.35         3.46

         The NYMEX natural gas price on March 5, 2003 was $7.02 per Mcf.

     Prices for crude oil have followed a similar path as the commodity market fell throughout 2001 and the first quarter of 2002. The table below contains the last three day average of NYMEX traded contracts price and the prices we realized from continuing operations during each quarter for 2001 and 2002.

                           Crude Oil Prices by Quarter
                                 (in $ per Bbl)

              -------------------------------------------------------------------------------------------------------
              Quarter Ended
              -------------------------------------------------------------------------------------------------------
              March 31,   June 30,    Sept. 30,       Dec. 31,     March 31,    June 30,    Sept. 30,     Dec. 31,
                 2001       2001         2001          2001          2002         2002         2002         2002
              ----------- ---------- ------------- -------------- ------------- ---------- ------------- ------------
Index         $  29.86    $ 27.94     $   26.50   $     22.12         $ 19.48    $ 26.40      $  27.50    $ 28.29

Realized         28.04      26.23         25.88         19.20           16.30      23.49         27.32      30.91


         The NYMEX crude oil price on March 5, 2003 was $ 36.69 per Bbl.

     Hedging Activities. We seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. In 2000, 2001 and 2002, we experienced hedging losses of $20.2 million, $12.1 million and $2.8 million, respectively, of which $14.0 million, $6.6 million and $1.5 million were attributable to continuing operations. In October 2002, all of these hedge agreements expired. Under the expired hedge agreements, we made total payments over the term of these arrangements to various counterparties in the amount of $35.1 million, of which $13.0 million was attributable to discontinued operations.

     Under the terms of our new senior secured credit agreement, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production for a rolling six month period. On January 23, 2003, we entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of our production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu agreement, for the calendar months of February through July 2003. In February 2003, we entered into a second hedge agreement for the calendar months of March 2003 through February 2004, related to 5,000 MMBtu which provides for a floor price of $4.50 per MMBtu.

     Selected Operating Data. The following table sets forth certain of our operating data for the periods presented. All data has been restated to reflect continuing operations.

                                                                   Years Ended December 31,
                                                 --------------------------------------------------------------
                                                         (dollars in thousands, except per unit data)
                                                       2002                  2001                  2000
                                                 ------------------    ------------------    ------------------
Operating revenue from continuing operations:*
   Crude oil sales*............................    $       6,461       $        9,141         $       5,701
   NGLs sales .................................              142                  801                 2,710
   Natural gas sales*..........................           14,998               24,992                23,754
   Rig and other...............................              706                  841                   721
                                                 ------------------    ------------------    ------------------
   Total operating revenues ...................   $       22,307       $       35,775         $      32,886
                                                 ==================    ==================    ==================

   Operating income (loss) from continuing
     operations................................   $      (33,756)      $       11,265         $       4,479

   Crude oil production (MBbls)................            264.5                364.6                 406.8
   NGLs production (MBbls).....................              9.5                 51.3                 132.0
   Natural gas production (MMcf)...............          5,679.6              7,823.1               8,363.6

   Average crude oil sales price (per Bbl)*....   $        24.42        $       25.07         $       14.01
   Average NGLs sales price (per Bbl)..........   $        14.88        $       15.61         $       20.53
   Average natural gas sales price (per Mcf)*..   $         2.64        $        3.19         $        2.84

*Revenue and average sales prices are net of hedging activities.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001 :

Continuing Operations:

     Operating Revenue. During the year ended December 31, 2002, operating revenue from crude oil, natural gas and natural gas liquids sales decreased by $13.3 million from $34.9 million in 2001 to $21.6 million in 2002. This decrease was primarily attributable to a decrease in production volumes. Crude Oil and natural gas revenue was impacted $3.2 million from a decline in commodity prices and $10.1 million from reduced production. The decline in production was due to the disposition of certain properties in south Texas and natural field declines.

     Natural gas liquids volumes declined from 51.3 MBbls in 2001 to 9.5 MBbls in 2002. Crude oil sales volumes declined from 364.6 MBbls in 2001 to 264.5 MBbls during 2002. Natural gas sales volumes decreased from 7.8 Bcf in 2001 to
5.7 Bcf in 2002. Production declines were primarily attributable to our disposition of assets during 2002 and natural field declines. During 2002, we sold producing properties which had contributed 14.0 MBbls of crude oil, and
259.5 MMcf of natural gas during 2002 prior to their disposition. These properties contributed 43.2 Mbbls of crude oil and natural gas liquids and 815.5 MMcf of natural for the year ended December 31, 2001. In 2001 we drilled a total of 6.0 gross wells (5.3 net wells) relating to our continuing operations. Total production from these wells during 2002 contributed a total of 9.8MBbls of crude oil and 485.2 MMcf of natural gas. During 2001, we sold producing properties which had contributed 49.8 MBbls of crude oil, 22.3MBbls of NGLs and 661.5 MMcf of natural gas during 2001 through the date of disposition. In 2000 we drilled a total of 17 gross wells (16 net wells) relating to our continuing operations. Total production from these wells during 2001 contributed a total of 63.2 MBbls of crude oil, 6.5 MBbls of NGLs and 890.5 MMcfs of natural gas.

     Average sales prices in 2002 net of hedging losses were:

         o    $ 24.42  per Bbl of crude oil,
         o    $ 14.88  per Bbl of natural gas liquids, and
         o    $  2.64  per Mcf of natural gas.

    Average sales prices in 2001 net of hedging losses were:

         o    $ 25.07  per Bbl of crude oil,
         o    $ 15.61  per Bbl of natural gas liquids,and
         o    $  3.19  per Mcf of natural gas.

     Lease Operating Expense. Lease operating expense ("LOE") decreased from $9.3 million in 2001 to $7.9 million in 2002. LOE on a per Mcfe basis for 2002 was $1.08 per Mcfe as compared to $0.90 per Mcfe in 2001. The increase in the per Mcfe cost is due to a decline in production volumes. The increase in LOE from continuing operations is due to additional operations personnel and increased gas lift cost.

     G&A Expense. General and administrative ("G&A") expense increased slightly from $4.9 million in 2001 to $5.1 million in 2002. This increase was due primarily to increased legal expenses related to ongoing litigation in 2002. Our G&A expense on a per Mcfe basis increased from $0.48 in 2001 to $0.69 in 2002. The increase in the per Mcfe cost was due primarily to lower production volumes in 2002 as compared to 2001.

     G&A - Stock-based Compensation Expense. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be subject to variable accounting until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. We charged approximately $2.8 million to stock-based compensation expense in 2000 compared to crediting approximately $2.8 million in 2001. This was due to the decline in the market price of our Common stock during 2001. During 2002, we did not recognize any stock-based compensation due to the decline in the price of our common stock.

     DD&A Expense. Depreciation, depletion and amortization ("DD&A") expense decreased by $2.7 million from $12.3 million in 2001 to $9.6 million in 2002. The decline in DD&A is due to reductions in our full cost pool resulting from ceiling test write-downs in prior years, as well as lower production volumes. Our DD&A expense on a per Mcfe basis for 2002 was $1.32 per Mcfe as compared to $1.20 per Mcfe in 2001.

     Interest Expense. Interest expense increased slightly from $23.9 million to $24.7 million for 2002 compared to 2001. The increase was the result of additional sales pursuant to our production payment arrangement with Mirant Americas. The production payment was reacquired in June 2002 for approximately $6.8 million.

     Ceiling Limitation Write-down. We record the carrying value of our crude oil and natural gas properties using the full cost method of accounting. For more information on the full cost method of accounting, you should read the description under "Critical Accounting Policies-- Full Cost Method of Accounting for Crude Oil and Natural Gas Activities". As of December 31, 2001, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $71.3 million ($38.9 million on the U.S. properties and $32.4 million on the discontinued operations Canadian properties). These amounts were calculated considering 2001 year-end prices of $19.84 per Bbl for crude oil and $2.57 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, crude oil and natural gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved crude oil and natural gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for crude oil and $2.89 per Mcf for natural gas

     At June 30, 2002, our net capitalized costs of crude oil and natural gas properties exceeded the present value of our estimated proved reserves by $138.7 million ($28.2 million on the U.S. properties and $110.5 million on the Canadian properties). These amounts were calculated considering June 30, 2002 prices of $26.12 per Bbl for crude oil and $2.16 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. Subsequent to June 30, 2002, commodity prices increased in Canada and we utilized these increased prices in calculating the ceiling limitation write-down. The write-down for our discontinued Canadian operations was $83.1 million and $32.9 million relating to continuing operations at June 30, 2002. The total write-down was approximately $116.0 million. At December 31, 2002 our net capitalized cost of crude oil and natural gas properties did not exceed the present value of our estimated reserves, due to increased commodity prices during the fourth quarter and, as such, no further write-down was recorded. We cannot assure you that we will not experience additional ceiling limitation write-downs in the future.

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

     Income taxes. Income tax expense decreased from an expense of $505,000 for the year ended December 31, 2001 to zero for the year ended December 31, 2002. The decrease was primarily due to the tax benefit relating to the retained Canadian properties.

Discontinued Operations:

     Loss from discontinued operations increased to $57.7 million in 2002 from a loss of $3.8 million for the year ended 2001. The primary reason for the increased loss was an impairment charge of $83.1 million in 2002 related to discontinued Canadian operations. The impairment charge was offset by a deferred tax benefit of $29.7 million. Discontinued operations also experienced increased interest expense and general and administrative expense in 2002 as compared to 2001. Interest expense relating to discontinued operations increased to $9.5 million in 2002 compared to $7.6 million in 2001. The increase in interest expense was due to higher debt levels in 2002 related to the Old Grey Wolf credit facility with Mirant Canada.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000:

Continuing Operations :

     Operating Revenue. During the year ended December 31, 2001, operating revenue from crude oil, natural gas and natural gas liquids sales, applicable to continuing operations increased by $2.8 million from $32.1 million in 2000 to $34.9 million in 2001. This increase was primarily attributable to an increase in commodity prices offset by a decline in production volumes. Increased prices contributed $7.1 million in additional revenue, which was offset by $4.3 million due to a decrease in production volumes. The decline in production was due to the disposition of certain properties and natural field declines.

     Natural gas liquids volumes declined from 132.0 MBbls in 2000 to 51.3 MBbls in 2001. Crude oil sales volumes declined from 406.8 MBbls in 2000 to 364.6 MBbls during 2001. Natural gas sales volumes decreased from 8.4 Bcf in 2000 to
7.8 Bcf in 2001. Production declines were primarily attributable to our property disposition and natural field declines. During 2001 we sold properties that had contributed 49.8 MBbls of crude oil, 22.3MBbls of NGLs and 661.5 MMcf of natural gas during 2001 through the date of disposition. These properties contributed
24.4 Mbbls of crude oil and natural gas liquids and 425.3 MMcf of natural gas during the year ended December 2000.

     Average sales prices in 2001 net of hedging losses were:

         o     $ 25.07  per Bbl of crude oil,
         o     $ 15.61  per Bbl of natural gas liquids, and
         o     $  3.19  per Mcf of natural gas.

    Average sales prices in 2000 net of hedging losses were:

         o     $ 14.01  per Bbl of crude oil,
         o     $ 20.53  per Bbl of natural gas liquids, and
         o     $  2.84  per Mcf of natural gas.

     Lease Operating Expense. Lease operating expense increased from $7.8 million in 2000 to $9.3 million in 2001. LOE on a per Mcfe basis for 2001 was $0.90 per Mcfe as compared to $0.67 per Mcfe in 2000. The increase in the per Mcfe cost is due to a decline in production volumes.

     G&A Expense. General and administrative expense increased from $4.8 million in 2000 to $4.9 million in 2001. Our G&A expense on a per Mcfe basis increased from $0.42 in 2000 to $0.48 in 2001. The increase in the per Mcfe cost was due primarily to lower production volumes in 2001 as compared to 2000.

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

     DD&A Expense. Depreciation, depletion and amortization expense was constant at $12.3 million in 2001 and 2000. Our DD&A expense on a per Mcfe basis for 2001 was $1.20 per Mcfe as compared to $1.06 per Mcfe in 2000. The decline in DD&A is due to reductions in our full cost pool resulting from ceiling test write-downs in prior years, as well as lower production volumes.

     Interest Expense. Interest expense increased by $1.1 million from $22.8 million to $23.9 million for 2001 compared to 2000. This increase resulted from an increase in debt levels during 2001 compared to 2000. The increase in our debt level was the result of additional sales pursuant to our production payment arrangement with Mirant Americas.

     Ceiling Limitation Write-down. We record the carrying value of our crude oil and natural gas properties using the full cost method of accounting for crude oil and natural gas properties. As of December 31, 2001, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $38.9 million on U.S. properties. These amounts were calculated considering 2001 year-end prices of $19.84 per Bbl for crude oil and $2.57 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, crude oil and natural gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved crude oil and natural gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for crude oil and $2.89 per Mcf for natural gas.


     Income taxes. Income tax expense decreased from $3.4 million for the year ended December 31, 2000 to $505,000 for the year ended December 31, 2001. Income taxes for the year ended December 31, 2000 related to deferred taxes on the sale of the Wamsutter partnership.

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

Discontinued Operations:

     Our loss from discontinued operations increased slightly in 2001 compared to 2000. Loss from discontinued operations for the year ended December 31, 2001 was $3.7 million compared to a loss of $3.3 million in 2000.

Liquidity and Capital Resources  - Continuing Operations

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

     Our sources of capital are primarily cash on hand, cash from operating activities, funding under the new revolving credit facility and the sale of properties. Our overall liquidity depends heavily on the prevailing prices of crude oil and natural gas and our production volumes of crude oil and natural gas. Significant downturns in commodity prices, such as that experienced in the last nine months of 2001 and the first quarter of 2002, can reduce our cash from operating activities. Although we have hedged a portion of our natural gas and crude oil production and will continue this practice as required pursuant to the new senior secured credit agreement, future crude oil and natural gas price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Low crude oil and natural gas prices could also negatively affect our ability to raise capital on terms favorable to us.

     If the volume of crude oil and natural gas we produce decreases, our cash flow from operations will decrease. Our production volumes will decline as reserves are produced. In addition, due to sales of properties in 2002 and January 2003, we now have significantly reduced reserves and production levels. In the future we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration, exploitation and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. While we have had some success in pursuing these activities, historically, we have not been able to fully replace the production volumes lost from natural field declines and property sales.

     Working Capital. At December 31, 2002 our current liabilities of approximately $132.2 million exceeded our current assets of $82.2 million. However , as a result of the financial restructuring completed in January 2003 our current liabilities were reduced by $125.2 million to $7.0 million as of January 23, 2003, which includes trade payables of $4.1 million and $1.6 million of revenues due third parties. After giving effect to the scheduled principal reductions required during 2003 we will have cash interest expense of approximately $4.0 million. This cash interest relates to the new senior secured credit agreement. We do not expect to make cash interest payments with respect to the outstanding New Notes, and the issuance of additional New Notes in lieu of cash interest payments thereon will not affect our working capital balance.

     Capital Expenditures. Capital expenditures in 2000, 2001 and 2002 were $39.8 million, $19.1 million and $15.9 million, respectively. The table below sets forth the components of these capital expenditures for continuing operations for the three years ended December 31, 2000, 2001 and 2002.

                                           Year Ended December 31,
                                 -------------------------------------------
                                     2002              2001               2000
                                     ----              ----               ----
                                               (dollars in thousands)
Expenditure category:
      Development                $   15,770       $    18,867        $  39,631
      Facilities and other              126               259              136
                                 -----------      ------------      -----------
      Total                      $   15,896       $   19,126         $  39,767
                                 ===========      ============      ===========

     During 2000, 2001 and 2002, capital expenditures were primarily for the development of existing properties. For 2003, our capital expenditures are subject to limitations imposed under the new senior secured credit agreement and New Notes , including a maximum annual capital expenditure budget of $15 million for 2003, and subject to reduction in the event of a reduction in our net assets. We currently expect to have a capital expenditure budget of up to $8 million for the first quarter of 2003. Our capital expenditures could include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline from current levels, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties.

     Sources of Capital. The net funds for continuing operations provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                         2002       2001       2000
                                                         ----       ----       ----
                                                                (dollars in thousands)
Net cash provided by operating activities .........   $  1,721    $ 11,810    $  1,050
Net cash provided by (used in) investing activities     (6,171)    (12,128)        257
Net cash provided by (used in) financing activities     (9,692)      2,390      (3,634)
                                                      --------    ---------   ---------
Total .............................................   $(14,142)   $  2,072    $ (2,327)
                                                      ========    =========   =========


     Operating activities for the year ended December 31, 2002, from continuing operations provided us $1.7 million of cash. Investing activities related to continuing operations used $6.2 million during 2002. Our investing activities included the sale of properties which provided $9.7 million, and the use of $15.6 million primarily for the development of producing properties. Financing activities used $9.7 million during 2002, relating primarily to the repurchase of a production payment.

     Operating activities for the year ended December 31, 2001, from continuing operations, provided us $11.8 million of cash. Investing activities used $12.1 million during 2001 primarily for the development of producing properties. Financing activities provided $2.4 million during 2001.

     Future Capital Resources. We will have four principal sources of liquidity going forward: (i) cash on hand, (ii) cash from operating activities, (iii) funding under the revolving credit facility, and (iv) sales of producing properties. However, covenants under the indenture for the outstanding New Notes and the new senior secured credit agreement restrict our use of cash on hand, cash from operating activities and any proceeds from asset sales. We may attempt to raise additional capital through the issuance of additional debt or equity securities, though the terms of the new note indenture and the new senior secured credit agreement substantially restrict our ability to:

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

     Our best opportunity for additional sources of liquidity and capital will be through the issuance of equity securities or through the disposition of assets.

         Contractual Obligations

     We are committed to making cash payments in the future on the following types of agreements:

     o   Long-term debt
     o   Operating leases for office facilities

     We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2002.

                                                                Payments due in:
Contractual Obligations
(dollars in thousands)
----------------------------- --------------------------------------------------------------------------------------
                                 Total          2003           2004          2005          2006           2007
----------------------------- ------------- -------------- ------------- ------------- ------------- ---------------
Long-Term Debt (1)(2)           $300,443     $  63,500      $ 190,979            --            --       $45,964
Operating Leases (3)                $985          $336           $236          $236          $177            --


(1) Includes balances of Old Grey Wolf facility which is reported within liabilities related to assets held for sale in the December 31, 2002 balance sheet..

(2) After the transactions described in Item 1 - "Recent Events", the amounts would be $0 in each of the three years 2003, 2004 and 2005, $47,996 in 2006 and $184,000 for 2007. These amounts represent the balances outstanding under the term loan facility, the revolving credit facility and the New Notes. These repayments assume that interest will be capitalized under the term loan facility and that periodic interest on the new senior secured credit agreement will be paid on a monthly basis and that we will not draw down additional funds thereunder.

(3) Office lease obligations. Leases for office space for Abraxas and New Grey Wolf expire in April 2006 and April 2003, respectively.

     Other obligations. We make and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil and natural gas. In the past, we have funded our operations and capital expenditures primarily through cash flow from operations, sales of properties, sales of production payments and borrowings under our bank credit facilities and other sources. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion.

     Long-Term Indebtedness. The recently completed financial restructuring resulted in the retirement of our first lien notes, second lien notes and old notes, together with the Old Grey Wolf credit facility. As of March 5, 2003, our long-term indebtedness consists of the senior credit facility and the notes issued in connection with the financial restructuring. The following table sets forth our long-term indebtedness as of December 31, 2002, and proforma information reflecting the consummation of the restructuring transactions.


                                                             Long Term Indebtedness
                                                                                                   Pro forma
                                                                                                  December 31,
                                                                                                    2002 (a)
                                                                                                     After
                                                                           December 31           Restructuring
                                                                ------------------------------------------------
                                                                      2001            2002
                                                                --------------- ---------------- ---------------
                                                                                (In thousands)

  12 7/8% Senior Secured Notes due 2003 (first lien notes)..... $       63,500  $      63,500    $          -
  11 1/2% Senior Secured Notes due 2004 (second lien notes)....        190,178       190,178               -
  11 1/2% Senior Notes due 2004 (old lien notes)...............            801           801               -
  Production Payment  .........................................          8,176             -               -
  11 1/2% Secured Notes due 2007(New Notes)....................              -             -         128,600
  New Senior secured credit agreement..........................              -             -          46,700
                                                                --------------- --------------- ------------------
                                                                       262,655       254,479         175,300
  Less current maturities .....................................            415        63,500               -
                                                                --------------- --------------- ------------------
                                                                 $     262,240  $     190,979     $   175,300
                                                                =============== =============== ==================

(a) After the transactions described in Note 3, for financial reporting purposes, the New Notes will be reflected at the carrying value of the Second Lien Notes and Old Notes prior to the exchange of $191.0 million, net of the cash offered in the exchange of $47.5 million and net of the fair market value related to equity of $3.8 million offered in the exchange. In conjunction with the financial restructuring transaction, Abraxas paid cash of $11.5 million ($11.1 in principal and $0.4 million in interest) to redeem certain of the outstanding old debt and accrued interest. The result of all of these items will be a remaining carrying value of the New Notes of $128.6 million. The face amount of the New Notes is $109.7 million. See Note 3 of Notes to Consolidated Financial Statements in Item 8 for terms and conditions of the New Notes and the New Senior Secured Credit Agreement.

     New Notes - 11 1/2% Secured Notes. In connection with the financial restructuring, Abraxas issued $109.7 million in principal amount of our 11 1/2% Secured Notes due 2007, Series A, in exchange for the second lien notes and old notes tendered in the exchange offer. The New Notes were issued under an indenture with U.S. Bank, N. A senior secured credit agreement

     The New Notes accrue interest from the date of issuance, at a fixed annual rate of 11 1/2%, payable in cash semi-annually on each May 1 and November 1, commencing May 1, 2003, provided that, if we fail, or are not permitted pursuant to our new senior secured credit agreement or the intercreditor agreement between the trustee under the indenture for the New Notes and the lenders under the new senior secured credit agreement, to make such cash interest payments in full, we will pay such unpaid interest in kind by the issuance of additional New Notes with a principal amount equal to the amount of accrued and unpaid cash interest on the New Notes plus an additional 1% accrued interest for the applicable period. Upon an event of default, the New Notes accrue interest at an annual rate of 16.5%.

     The New Notes are secured by a second lien or charge on all of our current and future assets, including, but not limited to, all of our crude oil and natural gas properties. All of Abraxas' current subsidiaries, Sandia Oil & Gas, Sandia Operating (a wholly-owned subsidiary of Sandia Oil & Gas), Wamsutter, New Grey Wolf, Western Associated Energy and Eastside Coal, are guarantors of the New Notes, and all of Abraxas' future subsidiaries will guarantee the New Notes. If Abraxas cannot make payments on the New Notes when they are due, the guarantors must make them instead.

         The New Notes and related guarantees

              o are subordinated to the indebtedness under the new senior secured credit agreement;

              o rank equally with all of Abraxas' current and future senior indebtedness; and

              o rank senior to all of Abraxas' current and future subordinated indebtedness, in each case, if any.

     The New Notes are subordinated to amounts outstanding under the new senior secured credit agreement both in right of payment and with respect to lien priority and are subject to an intercreditor agreement.

     Abraxas may redeem the New Notes, at its option, in whole at any time or in part from time to time, at redemption prices expressed as percentages of the principal amount set forth below. If Abraxas redeems all or any New Notes, it must also pay all interest accrued and unpaid to the applicable redemption date. The redemption prices for the New Notes during the indicated time periods are as follows:

Period                                                      Percentage

From January 24, 2003 to June 23, 2003.......................80.0429%
From June 24, 2003 to January 23, 2004.......................91.4592%
From January 24, 2004 to June 23, 2004.......................97.1674%
From June 24, 2004 to January 23, 2005.......................98.5837%
Thereafter..................................................100.0000%


     Under the indenture, we are subject to customary covenants which, among other things, restricts our ability to:

              o  borrow money or issue preferred stock;

              o  pay dividends on stock or purchase stock;

              o  make other asset transfers;

              o  transact business with affiliates;

              o  sell stock of subsidiaries;

              o  engage in any new line of business;

              o  impair the security interest in any collateral for the notes;

              o  use assets as security in other transactions; and

              o  sell certain assets or merge with or into other companies.

     In addition, we are subject to certain financial covenants including covenants limiting our selling, general and administrative expenses and capital expenditures, a covenant requiring Abraxas to maintain a specified ratio of consolidated EBITDA, as defined in the agreements, to cash interest and a covenant requiring Abraxas to permanently, to the extent permitted, pay down debt under the new senior secured credit agreement and, to the extent permitted by the new senior secured credit agreement, the New Notes or, if not permitted, paying indebtedness under the new senior secured credit agreement.

     The indenture contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in our financial condition.

     New Senior Secured Credit Agreement. In connection with the financial restructuring, Abraxas entered into a new senior secured credit agreement providing a term loan facility and a revolving credit facility as described below. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date for both the term loan facility and the revolving credit facility is January 22, 2006. In the event of an early termination, we will be required to pay a prepayment premium, except in the limited circumstances described in the new senior secured credit agreement. Outstanding amounts under both facilities bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 4.5%. Any amounts in default under the term loan facility will accrue interest at an additional 4%. At no time will the amounts outstanding under the new senior secured credit agreement bear interest at a rate less than 9%.

     Term Loan Facility. Abraxas has borrowed $4.2 million pursuant to a term loan facility at January 23, 2003, all of which was used to make cash payments in connection with the financial restructuring. Accrued interest under the term loan facility will be capitalized and added to the principal amount of the term loan facility until maturity.

     Revolving Credit Facility. Lenders under the new senior secured credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $50 million. Our current borrowing base under the revolving credit facility is $49.9 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior secured credit agreement. Portions of accrued interest under the revolving credit facility may be capitalized and added to the principal amount of the revolving credit facility. At January 23, 2003, we have borrowed $42.5 million under the revolving credit facility, all of which was used to make cash payments in connection with the financial restructuring. We plan to use the remaining borrowing availability under the new senior secured credit agreement to fund our operations, including capital expenditures.

     Covenants. Under the new senior secured credit agreement, Abraxas is subject to customary covenants and reporting requirements. Certain financial covenants require Abraxas to maintain minimum levels of consolidated EBITDA (as defined in the new senior secured credit agreement), minimum ratios of consolidated EBITDA to cash interest expense and a limitation on annual capital expenditures. In addition, at the end of each fiscal quarter, if the aggregate amount of our cash and cash equivalents exceeds $2.0 million, we are required to repay the loans under the new senior secured credit agreement in an amount equal to such excess. The new senior secured credit agreement also requires us to enter into hedging agreements on not less than 25% or more than 75% of our projected oil and gas production. We are also required to establish deposit accounts at financial institutions acceptable to the lenders and we are required to direct our customers to make all payments into these accounts. The amounts in these accounts will be transferred to the lenders upon the occurrence and during the continuance of an event of default under the new senior secured credit agreement.

     In addition to the foregoing and other customary covenants, the new senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to:

              o  incur additional indebtedness;

              o create or permit to be created any liens on any of our properties;

              o  enter into any change of control transactions;

              o  dispose of our assets;

              o  change our name or the nature of our business;

              o make any guarantees with respect to the obligations of third parties;

              o  enter into any forward sales contracts;

              o make any payments in connection with distributions, dividends or redemptions relating to our outstanding securities, or

              o  make investments or incur liabilities.

     Guarantees. The obligations of Abraxas under the new senior secured credit agreement are guaranteed by Sandia Oil & Gas, Sandia Operating, Wamsutter, New Grey Wolf, Western Associated Energy and Eastside Coal. Obligations under the new senior secured credit agreement are secured by a first lien security interest in substantially all of Abraxas' and the guarantors' assets, including all crude oil and natural gas properties.

     Events of Default. The new senior credit facility contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in our financial condition.

Hedging Activities

     Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. Under the new senior secured credit agreement, we are required maintain hedge positions on not less than 25% or more than 75% of our projected oil and gas production for a six month rolling period. On January 23, 2003, we entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of our production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu, for the calendar months of February through July 2003. In February 2003, we entered into a second hedge agreement related to 5,000 MMBtu for the calendar months of March 2003 through February 2004 which provides for a floor price of $4.50 per MMBtu. See "Item 7A--Quantitative and Qualitative Disclosures about Market Risk--Hedging Sensitivity" for further information.

Net Operating Loss Carryforwards

     At December 31, 2002 the Company had, subject to the limitation discussed below, $167.1 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2003 through 2022 if not utilized. At December 31, 2002, the Company had approximately $1.0 million of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2003 through 2009 if not utilized. In connection with January 2003 transactions described in Note 3, in Notes to Consolidated Financial Statements,
Item 8, certain of the loss carryforwards may be utilized.

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

     An ownership change under Section 382 occurred in December 1999, following the issuance of additional shares, as described in Note 7. It is expected that the annual use of U.S. net operating loss carryforwards subject to this Section 382 limitation will be limited to approximately $363,000, subject to the lower limitations described above. Future changes in ownership may further limit the use of the Company's carryforwards. In 2000 assets with built-in gains were sold, increasing the Section 382 limitation for 2001 by approximately $31,000,000.

     The annual Section 382 limitation may be increased during any year, within 5 years of a change in ownership, in which built-in gains that existed on the date of the change in ownership are recognized.

     In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $39.7 million and $99.1 million for deferred tax assets at December 31, 2001 and 2002, respectively, related to continuing operations.

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

     Full Cost Method of Accounting for Crude Oil and Natural Gas Activities.SEC Regulation S-X defines the financial accounting and reporting standards for companies engaged in crude oil and natural gas activities. Two methods are prescribed: the successful efforts method and the full cost method. Abraxas has chosen to follow the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of crude oil and natural gas properties are generally calculated on a well by well or lease or field basis versus the "full cost" pool basis. Additionally, gain or loss is generally recognized on all sales of crude oil and natural gas properties under the successful efforts method. As a result our financial statements will differ from companies that apply the successful efforts method since we will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization date on our crude oil and natural gas properties.

     At the time it was adopted, management believed that the full cost method would be preferable, as earnings tend to be less volatile than under the successful efforts method. However, the full cost method makes us susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. The Company has experienced this situation several times over the years, most recently in 2002 with respect to its continuing operations. Our crude oil and natural gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on our business including impact from the full cost method of accounting.

     Under full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and reported earnings. The risk that we will be required to write down the carrying value of crude oil and natural gas properties increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or if purchasers cancel long-term contracts for our natural gas production. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period.

     For the year ended December 31, 2002, we recorded a write-down of $32.9 million, related to our continuing proved reserves. The write-down in 2002 was due to low commodity prices. We cannot assure you that we will not experience additional write-downs in the future. Should commodity prices decline, a further write-down of the carrying value of our crude oil and natural gas properties may be required.

     Estimates of our proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

         o    the quality and quantity of available data;

         o    the interpretation of that data;

         o    the accuracy of various mandated economic assumptions;

         o    and the judgment of the persons preparing the estimate.

     The Company's proved reserve information included in this Report was based on evaluations prepared by independent petroleum engineers. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

     You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, the Company based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

     The estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which the Company records DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.

     Hedge Accounting. From time to time, we use commodity price hedges to limit our exposure to fluctuations in crude oil and natural gas prices. Results of those hedging transactions are reflected in crude oil and natural gas sales.

     Statement of Financial Accounting Standards, ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was effective for the Company on January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under this statement, all derivatives, whether designated in hedging relationships or not, are required to be recorded at fair value on our balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the consolidated statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivative instruments designated as fair value hedges, changes in fair value, to the extent the hedge is effective, are recognized as an increase or decrease to the value of the hedged item until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Changes in fair value of contracts that do not meet the SFAS 133 definition of a cash flow or fair value hedge are also recognized in earnings through risk management income. All amounts initially recorded in this caption are ultimately reversed within the same caption and included in oil and gas sales or interest expense, as applicable, over the respective contract terms.

     One of the primary factors that can have an impact on our results of operations is the method used to value our derivatives. We have established the fair value of all derivative instruments using estimates determined by our counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, time to maturity and credit risk. The values we report in our financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

     Another factor that can impact our results of operations each period is our ability to estimate the level of correlation between future changes in the fair value of the hedge instruments and the transactions being hedged, both at the inception and on an ongoing basis. This correlation is complicated because energy commodity prices, the primary risk we hedge, have quality and location differences that can be difficult to hedge effectively. The factors underlying our estimates of fair value and our assessment of correlation of our hedging derivatives are impacted by actual results and changes in conditions that affect these factors, many of which are beyond our control.

     Due to the volatility of crude oil and natural gas prices and, to a lesser extent, interest rates, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2001 the net market value of our derivatives was a liability of $658,000. As of December 31, 2002 we did not have any outstanding derivatives.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company has applied these standards to its purchase of the minority interest of Old Grey Wolf.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for us January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense.

     We have completed our assessment of SFAS No. 143 and based on our estimates, we do not expect the statement to have a material effect on our financial position, results of operations and cash flows for future periods. At January 1, 2003 , we estimate that the present value of our future Asset Retirement Obligation ("ARO") for natural gas and oil property and related equipment is approximately $657,000. We estimate that the cumulative effect to the adoption of SFAS No. 143 and the change in the accounting principle will be a loss of $285,000, which will be recorded in the first quarter of 2003. The impact on each of the prior years was not material.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144, consequently, the operating results of the Canadian business segment operations, which were held for sale at December 31, 2002 (and sold after year end) are included in discontinued operations. .

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for us beginning January 1, 2003 with earlier adoption encouraged. All other provisions of this standard have been effective for the us as of May 15, 2002 and did not have a significant impact on our financial condition or results of operations.

     In June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit of disposal activities to be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for us beginning January 1, 2003. We are currently evaluating the impact the standard will have on our results of operations and financial condition.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to use APB No. 25 to account for stock based compensation while providing the disclosures required by SFAS No. 123 as amended by SFAS No. 148.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

 Commodity Price Risk

     As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil, natural gas and natural gas liquids. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2002 from continuing operations, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income by approximately $2.2 million for the year.

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

     In 2000, 2001 and 2002, we experienced hedging losses of $20.2 million, $12.1 million and $3.2 million, respectively, of which $14.0 million, $6.6 million and $1.5 million respectively were applicable to continuing operations. In October 2002, all of these hedge agreements expired. Under the expired hedge agreements, we made total payments to various counterparties in the amount of $35.1 million.

     Under the terms of the new senior secured credit agreement, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production for a rolling six month period. As of January 23, 2003, we have entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of our production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu. In February of 2003 we entered into an additional hedge agreement for 5,000 MMBtu per day with a floor of $4.50 per MMBtu. As of March 5, 2003, the fair market value of our hedge positions is not material. For Abraxas, the fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes.

         The following table sets forth our hedging position as of March 5, 2003.

              Time Period                     Notional Quantities                   Price                Fair Value
---------------------------------------- ------------------------------ ------------------------------ ----------------
February 1, 2003--July 31, 2003           5,000 MMBtu of production      Collar with floor of $4.00       $    -
                                          per day                        and ceiling of $6.25

March 1, 2003 - February 29, 2004         5,000 MMBtu of production      Floor of $4.50                   $ 368,500
                                          per day

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

Interest rate risk

     At December 31, 2002, substantially all of Abraxas' long-term debt was at fixed interest rates from 11.5% to 12.875% and not subject to fluctuations in market rates and Old Grey Wolf's long-term debt was at a fixed interest rate of 9.5%.

     As a result of the financial restructuring that occurred in January 2003, we will have approximately $46.7 million in outstanding indebtedness under the new senior secured credit agreement, accruing interest at a rate of prime plus 4.5%, subject to a minimum interest rate of 9.0%. In the event that the prime rate (currently 1.5%) rises above 4.5% the interest rate applicable to our outstanding indebtedness under the new senior secured credit agreement will rise accordingly. For every percentage point that the prime rate rises above 4.5%, our interest expense would increase by approximately $467,000 on an annual basis. Our New Notes accrue interest at fixed rates and is accordingly not subject to fluctuations in market rates.

Foreign Currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre-tax loss of $5.7 million for the year ended December 31, 2002. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net loss by approximately $284,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

Item 8. Financial Statements

     For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements .


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2003 Annual Meeting of Stockholders which appears therein under the caption "Election of Directors". See also the information in Item 4a of Part I of this Report.

Item 11. Executive Compensation

     There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2003 Annual Meeting of Stockholders which appears therein under the caption "Executive Compensation", except for those parts under the captions "Compensation Committee Report on Executive Compensation," "Performance Graph", "Audit Committee Report" and "Report on Repricing of Options."


Item 12. Security Ownership of Certain Beneficial Owners and Management

     There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2003 Annual Meeting of Stockholders which appears therein under the caption "Securities Holdings of Principal Stockholders, Directors and Officers."

Item 13. Certain Relationships and Related Transactions

     There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2003 Annual Meeting of Stockholders which appears therein under the caption "Certain Transactions."

Item 14.  Controls and Procedures

     Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our periodic filings under the Exchange Act. Subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Consolidated Financial Statements Page

         Report of  Independent Auditors................................F-2

         Consolidated Balance Sheets,
           December 31, 2002 and 2001...................................F-4

         Consolidated Statements of Operations,
           Years Ended December 31, 2002, 2001 and 2000.................F-6

         Consolidated Statements of Stockholders' Equity (Deficit)
            Years Ended December 31, 2002, 2001 and 2000................F-7

         Consolidated Statements of Cash Flows
           Years Ended December 31, 2002, 2001 and 2000.................F-9

         Notes to Consolidated Financial Statements.....................F-11

         Grey Wolf Exploration, Inc.

                  Report of  Independent Auditors.......................F-44

                  Balance Sheets at December 31, 2002 and 2001..........F-46

                  Statements of Earnings and Retained Earnings
                    Years ended December 31, 2002, 2001 and 2000........F-47

                  Statements of Cash Flows
                    Years ended December 31, 2002, 2001 and 2000........F-48

                  Notes to Financial Statements.........................F-49

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

3.5 Articles of Amendment to the Articles of Incorporation of Abraxas dated as of August 12, 2000 (Filed as Exhibit 3.5 to Abraxas' Annual Report of Form 10-K filed April 2, 2001).

3.6 Amended and Restated Bylaws of Abraxas. (Filed as Exhibit 3.6 to Abraxas' Annual Report on Form 10-K filed April 5, 2002).

4.1 Specimen Common Stock Certificate of Abraxas. (Filed as Exhibit 4.1 to the S-4 Registration Statement).

4.2 Specimen Preferred Stock Certificate of Abraxas. (Filed as Exhibit 4.2 to Abraxas' Annual Report on Form 10-K filed on March 31, 1995).

4.3 Rights Agreement dated as of December 6, 1994 between Abraxas and First Union National Bank of North Carolina ("FUNB"). (Filed as Exhibit 4.1 to Abraxas' Registration Statement on Form 8-A filed on December 6,
         1994).

4.4 Amendment to Rights Agreement dated as of July 14, 1997 by and between Abraxas and American Stock Transfer & Trust Company. (Filed as Exhibit 1 to Amendment No. 1 to Abraxas' Registration Statement on Form 8-A filed on August 20, 1997).

4.5 Second Amendment to Rights Agreement as of May 22, 1998, by and between Abraxas and American Stock Transfer & Trust Company. (Filed as Exhibit 1 to Amendment No. 2 to Abraxas' Registration Statement on Form 8-A filed on August 24, 1998).

4.6 Indenture dated January ,by and among Abraxas, as Issuer; the subsidiary Guarantors party thereto and U.S. Bank, N.A., as Trustee, relating to Abraxas' 11-1/2 % Secured Notes Due 2007. (filed as Exhibit
         4.1 to Abraxas' Current Report on Form 8-K dated February 6, 2003).

4.7      Form of 111/2%  Secured Notes due 2007.  (Filed as Exhibit A to Exhibit
         4.6).

*10.1 Abraxas Petroleum Corporation 1984 Non-Qualified Stock Option Plan, as amended and restated. (Filed as Exhibit 10.7 to Abraxas' Annual Report on Form 10-K filed April 14, 1993).

*10.2 Abraxas Petroleum Corporation 1984 Incentive Stock Option Plan, as amended and restated. (Filed as Exhibit 10.8 to Abraxas' Annual Report on Form 10-K filed April 14, 1993).

*10.3 Abraxas Petroleum Corporation 1993 Key Contributor Stock Option Plan. (Filed as Exhibit 10.9 to Abraxas' Annual Report on Form 10-K filed April 14, 1993).

*10.4    Abraxas  Petroleum  Corporation  401(k) Profit Sharing Plan.  (Filed as
         Exhibit 10.4 to Abraxas' Registration Statement on Form S-4, No. 333-18673, (the "1996 Exchange Offer Registration Statement")).

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

10.9 Common Stock Purchase Warrant dated August 11, 1993 between Abraxas and Associated Energy Managers, Inc. (Filed as Exhibit 10.37 to Abraxas' Registration statement on Form S-1, Registration No. 33-66446, (the "1993 S-1 Registration Statement")).

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

10.19 Agreement of Limited Partnership of Abraxas Wamsutter L.P. dated as of November 12, 1999 by and between Wamsutter Holdings, Inc. and TIFD III-X Inc. (Filed as Exhibit 10.2 to Abraxas' Current Report on Form 8-K filed November 30,1999).

10.20 Purchase Agreement for Dollar Denominated Production Payment dated as of October 6, 1999 by and between Abraxas and Southern Producer Services, L.P. (Filed as Exhibit 10.1 to Abraxas' Quarterly Report on Form 10-Q filed November 15, 1999)

10.21 Conveyance of Dollar Denominated Production Payment dated as of October 6, 1999 by and between Abraxas and Southern Producer Services, L.P. (Filed as Exhibit 10.2 to Abraxas' Quarterly Report on Form 10-Q filed November 15, 1999)

10.22 Purchase and Sale Agreement dated November 21, 2002, by and among Abraxas, as Seller, Primewest Gas Inc., as Purchaser, Primewest Energy Inc., as Guarantor, Canadian Abraxas and Grey Wolf Exploration Inc., as the Companies (Filed as Exhibit 10.1 to Abraxas' Current Report on Form 8-K/A filed December 9, 2002).

10.23 Farmout Agreement between Grey Wolf Exploration Limited and PrimeWest Energy, Inc. (Previously filed as Exhibit 10.2 to Abraxas' Current Report on Form 8-K/A filed on December 9, 2002).

10.24 Farmout Agreement between Grey Wolf Exploration Limited and PrimeWest Energy, Inc. (Previously filed as Exhibit 10.3 to Abraxas' Current Report on Form 8-K/A filed on December 9, 2002).

10.25 Loan And Security Agreement dated as of January 22, 2003, by and among Abraxas, as Borrower, the Subsidiaries of Abraxas that are Signatories thereto, as Guarantors, the Lenders that are Signatories thereto, as Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent (Filed as Exhibit 10.5 to Abraxas' Current Report on Form 8-K filed February 6, 2003).

10.26 Intercreditor and Subordination Agreement dated as of January 23, 2003, by and among Foothill, in its capacity as agent (in such capacity, together with any successor in such capacity, the "Senior Agent") for the lenders who are from time to time parties to the Loan Agreement (the "Senior Lenders"), U.S. Bank, N.A., a national banking association in its capacity as trustee (in such capacity, together with any successor in such capacity, the "Trustee") for the holders of the 11 1/2% Secured Notes Due 2007, issued under the Indenture. (Filed as
         Exhibit 10.6 to Abraxas'  Current  Report on Form 8-K filed February 6,
         2003).

16.1 Letter addressing change in certifying accountant (Filed on Abraxas' Form 8-K filed on August 22, 2001).

21.1 Subsidiaries of Abraxas. (Filed as Exhibit 21.1 to Abraxas, Grey Wolf Exploration Inc., Sandia Oil & Gas Corporation, Sandia Operating Corp., Wamsutter Holdings, Inc., Western Associated Energy Corporation and Eastside Coal Company, Inc.'s Registration Statement on Form S-1, No. 333-103027).

23.1     Consent of Deloitte & Touche LLP. (filed herewith).

23.2     Consent  of  Deloitte  &  Touche  LLP  Chartered  Accountants.   (filed
         herewith).

23.3     Consent of DeGolyer and MacNaughton. (filed herewith).

23.4     Consent of McDaniel & Associates Consultants, Ltd. (filed herewith).




*      Management Compensatory Plan or Agreement.

(b)  Reports on Form 8-K

     1. Current Report on Form 8-K on November 26, 2002. Other Events, including a press release relating to Purchase and Sale agreement relating to the sale of Canadian properties.

     2. Current Report on Form 8-K/A on December 9, 2002. Other Events, including Purchase and Sale agreement and Farmout agreements relating to the sale of Canadian properties.

     3. Current Report on Form 8-K on December 10, 2002. Other Events, including a press release announcing exchange offer.

     4.  Current  Report  on  Form  8-K on  December  10,  2002.  Other  Events,
         including  a  press  release  announcing   commitment  for  new  credit
         facility.

     5. Current Report on Form 8-K on December 12, 2002. Other Events, including an amended press release announcing exchange offer.

     6. Current Report on Form 8-K on January 8, 2003. Other Events, including a press release extending exchange offer.

     7. Current Report on Form 8-K on January 9, 2003. Other Events, including a press release extending exchange offer.

     8. Current Report on Form 8-K on January 10, 2003. Other Events, including a press release extending exchange offer.

     9. Current Report on Form 8-K on January 13, 2003. Other Events, including a press release extending exchange offer.

     10. Current Report on Form 8-K on January 14, 2003. Other Events, including a press release extending exchange offer.

     11. Current Report on Form 8-K on January 15, 2003. Other Events, including a press release extending exchange offer.

     12. Current Report on Form 8-K on January 24, 2003. Other Events, including a press release announcing the closing of Canadian Asset Sale, New Secured Credit Facility and completion of exchange offer and redemption of debt.

     13. Current Report on Form 8-K on February 6, 2003, Disposition of Assets announcing the completion of the sale of the common stock of Canadian Abraxas and Grey Wolf Exploration, Inc.; Other Event, completion of exchange offer, new credit facility and redemption of notes; Financial Statements and exhibits, including pro forma financial statements giving effect of the sale of Canadian properties, exchange offer, new credit facility and redemption of notes.

     14. Current  Report  on Form  8-K on  February  24,  2003,  Regulation  FD,
         including  press  release   announcing   2003  capital  budget,   hedge
         agreements and resignation of director.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ABRAXAS PETROLEUM CORPORATION

         By:     /s/ Robert L.G. Watson         By: /s/ Chris E. Williford
                 ----------------------------  ---------------------------------
                 President and Principal            Exec. Vice President and
                 Executive Officer                  Principal Financial and
                                                    Accounting Officer
         DATED: 3/25/2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                                Name and Title         Date

/s/ Robert L.G. Watson                      Chairman of the Board,
------------------------------------        President (Principal
Robert L.G. Watson                          Executive Officer)
                                            and Director              3/25/2003

/s/ Chris E. Williford                      Exec. Vice President and
-------------------------------------       Treasurer (Principal
Chris Williford                             Financial and Accounting
                                            Officer)                  3/25/2003

/s/ Craig S. Bartlett, Jr.                  Director                  3/25/2003
------------------------------------
Craig S. Bartlett, Jr.

/s/ Franklin Burke                          Director                  3/25/2003
------------------------------------
Franklin Burke

/s/ Ralph F. Cox                            Director                  3/25/2003
----------------------
Ralph F. Cox

/s/ James C. Phelps                         Director                  3/25/2003
------------------------------------
James C. Phelps

/s/ Joseph A. Wagda                         Director                  3/25/2003
----------------------
Joseph A. Wagda

                                 CERTIFICATIONS

I, Robert L. G. Watson, certify that:

     1. I have reviewed this annual report on Form 10-K of Abraxas Petroleum Corporation;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who ave a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date:  March 25, 2003

/s/ Robert L.G. Watson
----------------------
Robert L.G. Watson
Chairman of the Board, President and
Principal Executive Officer

                                 CERTIFICATIONS

I, Chris Williford, certify that:

     1. I have reviewed this annual report on Form 10-K of Abraxas Petroleum Corporation;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date:  March 26, 2003

/s/ Chris Williford
---------------------
Chris Williford
Executive Vice President and
Principal Accounting Officer

                                                                   Exhibit 23.1

Independent Auditors' Consent



     We consent to the incorporation by reference in the Registration Statements No. 33-48932, 33-48934, 33-72268, 33-81416, 33-81418, 333-17375, and 333-17377
of Abraxas Petroleum Corporation on Form S-8 of our report dated March 10, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph related to subsequent events), appearing in this Annual Report on Form 10-K of Abraxas Petroleum Corporation for the year ended December 31, 2002.


/s/ Deloitte & Touche LLP

San Antonio, Texas
March 24, 2003

                                                                   Exhibit 23.2

Independent Auditors' Consent


We consent to the incorporation by reference in the Registration Statements No. 33-48932, 33-48934, 33-72268, 33-81416, 33-81418, 333-17375, and 333-17377 of
Abraxas Petroleum Corporation on Form S-8 of our report dated March 10, 2003 on the financial statements of Grey Wolf Exploration Inc. (which report expresses an unqualified opinion and includes an explanatory paragraph relating to our previously issued report on the financial statements of Grey Wolf Exploration Inc. which excluded differences between Canadian and United States generally accepted accounting principles as set out in Note 12, and for U.S. readers has a Canada-U.S. reporting difference which would require an explanatory paragraph relating to the Company's changes in accounting policies and significant subsequent events that have been disclosed in the financial statements), appearing in the Annual Report on Form 10-K of Abraxas Petroleum Corporation for the year ended December 31, 2002.

Calgary, Canada                                   /s/ Deloitte & Touche LLP
March 24, 2003                                        Chartered Accountants

                                                                   Exhibit 23.3

                       Consent of DeGolyer and MacNaughton


We hereby consent to the incorporation in your Annual Report on Form 10-K of the references to DeGolyer and MacNaughton in the "Reserves Information" section and to the use by reference of information contained in our "Appraisal Report as of December 31, 2002 on Certain Interests owned by Abraxas Petroleum Corporation," Appraisal Report as of December 31, 2001 on Certain Interest owned by Abraxas Petroleum Corporation," and "Appraisal Repost as of December 31, 2000, on Certain Interest owned by Abraxas Petroleum Corporation" (our Reports). However, that since the crude oil, condensate, natural gas liquids, and natural gas reserves estimates set forth in our Reports have been combined with reserve estimates of other petroleum consultants, we are necessarily unable to verify the accuracy of the reserves values contained in the aforementioned Annual Report.

                                                DeGolyer and MacNaughton



Dallas, Texas
March 24, 2003

                                                                   Exhibit 23.6

               Consent of McDaniel and Associates Consultants LTD.

     We consent to the incorporation in your Annual Report on Form 10-K of the references to McDaniel and Associates Consultants Ltd. in the "Reserves Information" section and to the use by reference of information contained in our Evaluation Report "Canadian Abraxas Petroleum Ltd., Evaluation of Oil & Gas Reserves, As of January 1, 2002", dated April 3, 2002.


McDaniel & Associates Consultants LTD

Calgary, Alberta
April 3, 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Abraxas Petroleum Corporation and Subsidiaries

Independent Auditors' Reports for the years ended
 December 31, 2000,  2001 and 2002..........................................F-2
Consolidated Balance Sheets at December 31, 2001 and 2002 ..................F-3
Consolidated Statements of Operations for the years ended
 December 31, 2000, 2001 and 2002 ..........................................F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the
 years ended December 31,  2000, 2001 and 2002 .............................F-6
Consolidated Statements of Cash Flows for the years
 ended December 31, 2000, 2001 and 2002 ....................................F-8
Notes to Consolidated Financial Statements .................................F-11


Grey Wolf Exploration Inc.

Auditors' Reports for the years ended December 31, 2000, 2001 and 2002......F-44
Comments by Auditors' for US readers on Canada -
  US reporting differences..................................................F-45
Balance Sheets at December 31, 2002 and 2001................................F-46
Statements of Earnings and Retained Earnings for the years
 ended December 31, 2000, 2001 and 2002.....................................F-47
Statements of Cash Flows for the years ended
 December 31, 2000, 2001 and 2002...........................................F-48
Notes to Financial Statements...............................................F-49

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Abraxas Petroleum Corporation


We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, on January 23, 2003, the Company sold all of the outstanding common stock of two wholly owned subsidiaries, Canadian Abraxas Petroleum Limited and Grey Wolf Exploration, Inc., repaid certain debt, and also entered into an agreement to exchange cash, new debt and common stock of the Company for certain other debt.



/s/DELOITTE & TOUCHE LLP
San Antonio, Texas
March 10, 2003

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                December 31
                                                                   --------------------------------------
                                                                         2001                2002
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)
Current assets:
   Cash ...................................................           $       3,593      $         557
   Accounts receivable:
       Joint owners .......................................                     938                516
       Oil and gas production sales .......................                   2,988              5,292
       Other ..............................................                     135                221
                                                                   ------------------ -------------------
                                                                              4,061              6,029
   Equipment inventory ....................................                   1,061              1,021
   Other current assets ...................................                     250                316
                                                                   ------------------ -------------------
                                                                              8,965              7,923
   Assets held for sale....................................                 163,902             74,247
                                                                   ------------------ -------------------
     Total current assets..................................                 172,867             82,170

Property and equipment:
     Oil and gas properties, full cost method of accounting:
       Proved .............................................                 290,635            298,972
       Unproved, not subject to amortization ..............                   4,571              7,052
     Other property and equipment .........................                   2,587              2,713
                                                                   ------------------ -------------------
           Total ..........................................                 297,793            308,737
      Less accumulated depreciation, depletion, and
       amortization .......................................                 170,307            212,811
                                                                   ------------------ -------------------
       Total property and equipment - net .................                 127,486             95,926

Deferred financing fees, net of accumulated amortization
   of $7,434 and $8,759 at December 31, 2001 and 2002,
   respectively ...........................................                   2,779              2,970

Other assets ..............................................                     484                359
                                                                   ------------------ -------------------
   Total assets ...........................................           $     303,616      $     181,425
                                                                   ================== ===================




          See accompanying Notes to Consolidated Financial Statements.


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                December 31
                                                                   --------------------------------------
                                                                         2001                2002
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)

Current liabilities:
   Accounts payable ..........................................        $       5,042      $       4,171
   Joint interest oil and gas production payable .............                1,180              1,637
   Accrued interest ..........................................                5,000              5,000
   Other accrued expenses ....................................                1,052              1,162
   Hedge liability............................................                  438                  -
   Current maturities of long-term debt ......................                  415             63,500
                                                                   ------------------  -------------------
                                                                             11,947             75,470
   Liabilities related to assets held for sale................               57,552             56,697
                                                                   ------------------ -------------------
     Total current liabilities................................               69,499            132,167

Long-term debt ...............................................              262,240            190,979

Future site restoration  .....................................                  462                533

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, par value $.01 per share - authorized
     200,000,000 shares; issued 30,145,280 at December 31,
     2001 and 2002  .......................................                     301                301
   Additional paid-in capital ................................              136,830            136,830
   Receivables from stock sale................................                  (97)               (97)
   Accumulated deficit ......................................              (151,094)          (269,621)
   Treasury stock, at cost, 165,883...........................                 (964)              (964)
   Accumulated other comprehensive income (loss)..............              (13,561)            (8,703)
                                                                   ------------------ -------------------
Total stockholders' equity  (deficit).........................              (28,585)          (142,254)
                                                                   ------------------ -------------------
   Total liabilities and stockholders' equity  (deficit)......        $     303,616      $     181,425
                                                                   ================== ===================



          See accompanying Notes to Consolidated Financial Statements.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year Ended December 31
                                                              --------------------------------------------------------
                                                                     2000              2001               2002
                                                              --------------------------------------------------------
                                                                       (In thousands except per share data)
Revenues:
   Oil and gas production revenues .........................     $      32,165      $      34,934     $      21,601
   Rig revenues ............................................               505                756               635
   Other  ..................................................               216                 85                71
                                                              ------------------ ------------------ ------------------
                                                                        32,886             35,775            22,307
Operating costs and expenses:
   Lease operating and production taxes ....................             7,755              9,302             7,910
   Depreciation, depletion, and amortization ...............            12,328             12,336             9,654
   Proved property impairment ..............................                 -                  -            32,850
   Rig operations ..........................................               717                702               567
   General and administrative ..............................             4,840              4,937             5,082
   General and administrative (Stock-based compensation)....             2,767             (2,767)                -
                                                              ------------------ ------------------ ------------------
                                                                        28,407             24,510            56,063
                                                              ------------------ ------------------ ------------------
Operating income (loss) from continuing operations..........             4,479             11,265           (33,756)

Other (income) expense:
   Interest income .........................................              (530)               (78)              (92)
   Amortization of deferred financing fees .................             1,660              1,907             1,325
   Interest expense ........................................            22,847             23,922            24,689
   Financing costs..........................................                 -                  -               967
   (Gain) loss on sale of equity investment ................           (33,983)               845                 -
   Other ...................................................             1,016                207               201
                                                              ------------------ ------------------ ------------------
                                                                        (8,890)            26,803            27,090
                                                              ------------------ ------------------ ------------------
Income (loss) from continuing operations before income tax
   and extraordinary item...................................            13,369            (15,538)          (60,846)
Income tax expense:
   Current .................................................                 -                505                 -
   Deferred ................................................             3,433                  -                 -
                                                              ------------------ ------------------ ------------------
Income (loss) from continuing operations before
   extraordinary item.......................................             9,936            (16,043)          (60,846)
Loss from discontinued operations........................               (3,260)            (3,675)          (57,681)
                                                              ------------------ ------------------ ------------------
Income (loss) before extraordinary item..................                6,676            (19,718)         (118,527)
Extraordinary item:
   Gain on debt extinguishment .............................             1,773                  -                 -
                                                              ------------------ ------------------ ------------------
Net income (loss)........................................     $           8,449   $       (19,718) $       (118,527)
                                                              ================== ================== ==================

Basic earnings (loss) per common share:
   Net income (loss) from continuing operations before
     extraordinary item ....................................     $       0.43       $      (0.62)     $      (2.03)
   Discontinued operations (loss)........................                (0.14)             (0.14)            (1.92)
   Extraordinary item ......................................              0.08                  -                 -
                                                              ------------------ ------------------ ------------------
Net income (loss) per common share - basic ..............        $       0.37       $      (0.76)     $      (3.95)
                                                              ================== ================== ==================






                                  ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (continued)



Diluted earnings (loss) per common share : Net income (loss) from continuing operations before
     extraordinary item ....................................     $       0.31       $      (0.62)     $      (2.03)
   Discontinued operations (loss)...........................            (0.10)             (0.14)            (1.92)
   Extraordinary item ......................................             0.05                   -                 -
                                                              ------------------ ------------------ ------------------
Net income (loss) per common share  - diluted............        $       0.26       $      (0.76)     $      (3.95)
                                                              ================== ================== ==================

          See accompanying Notes to Consolidated Financial Statements.


                                  ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        (In thousands except share amounts)



                                                                                                 Accumulated
                                    Common Stock     Treasury Stock  Additional                   Other        Receivables
                                ------------------------------------  Paid-In    Accumulated   Comprehensive      From
                                  Shares   Amount  Shares   Amount    Capital       Deficit    Income (Loss)   Stock Sale   Total
                                ---------------------------------------------------------------------------------------------------
Balance at January 1, 2000..    22,747,099 $ 227  152,083 $ (1,071)  $ 127,562    $ (139,825)   $   3,602     $   (97)     $(9,602)
   Comprehensive income
     (loss):
   Net income...............           -     -          -       -          -           8,449            -           -        8,449
     Other comprehensive
       income:
       Foreign currency
         translation
         adjustment ........           -      -         -                  -               -       (8,401)          -       (8,401)
                                                                                                                       ------------
   Comprehensive income (loss)         -      -         -        -         -               -            -           -           48
   Stock-based
     compensation  expense..           -      -         -        -       2,767             _            -           -        2,767
   Issuance of common stock
     and warrants for
     compensation ..........        12,753    -   (25,000)     185          80             -            -           -          265
   Purchase of treasury
     stock .................           -      -    38,000      (78)         -              -            -           -          (78)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000    22,759,852 $ 227   165,883  $ (964)  $ 130,409    $ (131,376)     $(4,799)     $    (97)    $(6,600)
   Comprehensive income
     (loss):
   Net loss.................           -      -         -        -          -        (19,718)           -            -     (19,718)
     Other comprehensive
       income:
       Hedge loss...........           -      -         -        -          -              -         (566)           -        (566)
       Foreign currency
         translation
         adjustment ........           -      -         -        -          -              -       (8,196)           -      (8,196)
                                                                                                                       ------------
   Comprehensive income (loss)                                                                                             (28,480)
Stock-based compensation
     expense................            -     -         -        -      (2,767)            -            -            -      (2,767)
   Issuance of common stock
     for contingent value
     rights ................     3,386,488   34         -        -         (34)            -            -            -          -
   Issuance of common stock
     and stock options for
     acquisition of
     minority interest in
     Old Grey Wolf
     Exploration, Inc.......     3,990,565   40         -        -       9,206             -            -            -       9,246
   Stock options exercised .         8,375    -         -        -          16             -            -            -          -
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2001    30,145,280 $301    165,883  $ (964)  $ 136,830    $ (151,094)    $(13,561)      $   (97)  $(28,585)
                                ----------------------------------------------------------------------------------------------------



                                                      (continued)


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(continued)
                       (In thousands except share amounts)


                                                                                                 Accumulated
                                    Common Stock     Treasury Stock  Additional                   Other        Receivables
                                ------------------------------------  Paid-In    Accumulated   Comprehensive      From
                                  Shares   Amount  Shares   Amount    Capital       Deficit    Income (Loss)   Stock Sale   Total
                                ---------------------------------------------------------------------------------------------------
Balance at January 1, 2001..    30,145,280 $301    165,883  $ (964)  $ 136,830    $ (151,094)    $(13,561)      $   (97)  $(28,585)
   Comprehensive income
     (loss):
   Net loss.................            -     -        -         -          -       (118,527)           -           -     (118,527)
     Other comprehensive
       income:
       Hedge income.........            -     -        -         -          -             -           566                      566
       Foreign currency
         translation
         adjustment ........            -     -        -         -          -             -         4,292            -       4,292
                                                                                                                       ------------
   Comprehensive income (loss)          -     -        -         -          -             -             -            -    (113,669)
                                ---------------------------------------------------------------------------------------------------
Balance at December 31, 2002    30,145,280 $ 301  165,883 $ (964)    $ 1366,830   $ (269,621)    $ (8,703)          (97) $(142,254)
                                ===================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                  Year Ended December 31
                                                 ----------------------------------------------------------
                                                       2000                2001                2002
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)

Operating Activities
Net income (loss) ........................          $       8,449       $     (19,718)     $     (118,527)
Loss from discontinued operations.........                 (3,260)             (3,675)           (57,681)
                                                 ------------------  ------------------ -------------------
Income (loss) from continuing operations..                 11,709             (16,043)           (60,846)
Adjustments to reconcile net income
   (loss) to net cash provided by operating activities:
        Extraordinary gain on
       extinguishment of debt.............                 (1,773)                  -                  -
     (Gain) loss on sale of equity
       investment.........................                (33,983)                845                  -
     Depreciation, depletion, and
       amortization ......................                 12,329              12,336              9,654
     Proved property impairment ..........                      -                   -             32,850
     Deferred income tax  expense.........                  3,433                   -                  -
     Amortization of deferred financing
       fees...............................                  1,660               1,907              1,325
     Stock-based compensation ............                  2,767              (2,767)                 -
     Issuance of common stock and
       warrants for compensation .........                    265                   -                  -
     Changes in operating assets and
       liabilities:
         Accounts receivable .............                      8              28,804             18,088
         Equipment inventory .............                   (538)                (76)               201
         Other  ..........................                   (184)               (281)               496
         Accounts payable ................                  5,760             (12,386)                (3)
         Accrued expenses ................                   (403)               (529)               (44)
                                                 ------------------  ------------------ -------------------
Net cash provided by continuing
   operations ............................                  1,050              11,810              1,721
Net cash provided by discontinued
   operations.............................                 20,515               2,119              7,891
                                                 ------------------  ------------------ -------------------
Net cash provided by operations...........                 21,565              13,929              9,612

Investing Activities
Capital expenditures, including purchases
   and development of properties .........                (39,767)            (19,126)           (15,896)
Proceeds from sale of oil and gas
   properties.............................                  5,542               9,677              9,725
Acquisition of minority interest..........                      -              (2,679)                 -
Proceeds from sale of equity investment ..                 34,482                   -                  -
                                                 ------------------  ------------------ -------------------
Net cash provided by continuing operations
                                                              257             (12,128)            (6,171)
Net cash used in discontinued operations..                (19,030)            (18,669)             1,135
                                                 ------------------  ------------------ -------------------
Net cash used in investing activities.....                (18,773)            (30,797)            (5,036)

                 Abraxas Petroleum Corporation and Subsidiaries

                CONSOLIDATED STATEMENS OF CASH FLOWS (continued)



                                                                  Year Ended December 31
                                                 ----------------------------------------------------------
                                                       2000                2001                2002
                                                 ------------------  ------------------  ------------------
                                                                      (In thousands)

Financing Activities
Purchase of treasury stock, net ............     $            (78)     $           -      $             -
Proceeds from issuance of common stock......                    -                  16                   -
Proceeds from long-term borrowings .........                6,400              11,700                   -
Payments on long-term borrowings ...........               (9,979)             (9,326)            (8,176)
Deferred financing fees ....................                   23                   -
                                                                                                  (1,516)
                                                 ------------------  ------------------ -------------------
Net cash (used) provided  by  continuing
   operations ..............................               (3,634)              2,390             (9,692)
Net cash (used) provided by discontinued
   operations..............................                  (184)             18,295              2,267
                                                 ------------------  ------------------ -------------------
Net cash (used) provided by financing
   activities...............................               (3,818)             20,685             (7,425)
                                                 ------------------  ------------------ -------------------
Increase (decrease) in cash ................               (1,026)              3,817             (2,849)
                                                 ------------------  ------------------ -------------------
Effect of exchange rate changes on cash -
   discontinued operations..................                 (576)               (550)              (187)
                                                 ------------------  ------------------ -------------------
Increase (decrease) in cash ................               (1,602)              3,267             (3,036)
Cash at beginning of year ..................                1,928                 326              3,593
                                                 ------------------  ------------------ -------------------
Cash at end of year.........................        $         326       $       3,593      $         557
                                                 ==================  ================== ===================

Supplemental Disclosures
Supplemental disclosures of cash flow
   information:
     Interest paid .........................        $      22,847       $      23,922      $      24,689
                                                 ==================  ================== ===================
     Taxes paid.............................        $           -       $         505      $           -
                                                 ==================  ================== ===================

Supplemental schedule of noncash investing and financing activities:
         In May 2001 the Company issued 3,386,488 shares of common stock upon the expiration of the CVRs issued in connection with the December 1999 exchange. See Note 7.

         In September 2001 the Company issued  3,990,565 shares of
         common stock and options and paid  $2,679,000  million in
         cash in connection  with the  acquisition of the minority
         interest in Old Grey Wolf. See Note 5.
         Decrease in oil and gas properties and other assets...      $         (2,925)
                                                                  =====================
         Decrease in deferred income tax liability.............      $          1,091
                                                                  =====================
         Increase in stockholders equity.......................      $         (9,246)
                                                                  =====================
         Decrease in minority interest in foreign subsidiary...      $         13,759
                                                                  =====================



                See accompanying Notes to Consolidated Financial Statements.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


       1.  Organization and Significant Accounting Policies

Nature of Operations

     Abraxas Petroleum Corporation (the "Company" or "Abraxas") is an independent energy company engaged in the exploration for and the acquisition, development, and production of crude oil and natural gas primarily along the Texas Gulf Coast, in the Permian Basin of western Texas and in western Canada. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In January 2003, the Company sold all of the common stock of Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and Grey Wolf Exploration Inc. ("Old Grey Wolf"). Certain oil and gas properties were retained and transferred into a new wholly-owned subsidiary that retained the name Grey Wolf Exploration, Inc. ("New Grey Wolf"). The Canadian operations had historically been reported as a geographical business segment. The results of operations, statement of position and cash flow for all periods presented of Canadian Abraxas and Grey Wolf, with the exception of the retained properties, is reflected in discontinued operations in the accompanying financial statements and related disclosures. See Note 2. Discontinued Operations for further details.

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

Oil and Gas Properties

     The Company follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves. Net capitalized costs of crude oil and natural gas properties, less related deferred taxes, are limited, by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Excess costs are charged to proved property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances.

     Unproved properties represent costs associated with properties on which the Company is performing exploration activities or intends to commence such activities. These costs are reviewed periodically for possible impairments or reduction in value based on geological and geophysical data. If a reduction in value has occurred, costs being amortized are increased. The Company believes that the unproved properties will be substantially evaluated in six to thirty-six months and it will begin to amortize these costs at such time. During 2000, 2001 and 2002 the Company capitalized $451,000, $164,000 and $45,000 of interest expense related to continuing operations respectively, based on the cost of major development projects in progress.

Other Property and Equipment

     Other property and equipment are recorded on the basis of cost. Depreciation of other property and equipment is provided over the estimated useful lives using the straight-line method. Major renewals and betterments are recorded as additions to the property and equipment accounts. Repairs that do not improve or extend the useful lives of assets are expensed.

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

         Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, the Company amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. See Note 8. The Company recognized approximately $2.8 million in expense during 2000 and a credit of $2.8 million during 2001 as General and Administrative (Stock-based compensation). The credit for the year ended December 31, 2001 was due to a decline in the Company's common stock price.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation", which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by that SFAS. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002, risk-free interest rates of 6.25%, 3.50% and 1.5%, respectively; dividend yields of -0-%;

volatility factors of the expected market price of the Company's common stock of ..916, .35 and .35, respectively; and a weighted-average expected life of the option of ten years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                                    Year Ended December 31
                                                              -------------------------------------------------------------------

                                                                         2002                   2001                  2000
                                                                  -------------------     -----------------     -----------------
Net income as reported                                        $           (118,527)   $         (19,718)    $           8,449
Add: Stock-based  employee  compensation expense included in reported net income, net of related tax effects
                                                                                 -               (2,767)                2,767
Deduct:  Total  stock-based  employee  compensation  expense determined  under fair value based method for all awards,
   net of related tax effects                                                 (670)              (1,284)               (1,127)
                                                                  -------------------     -----------------     -----------------
 Pro forma net income (loss)                                   $           (119,197)   $        (23,769)     $          10,089
                                                                  ===================     =================     =================

Earnings (loss) per share:
   Basic - as reported                                         $               (3.95)  $          (0.76)     $            0.37
                                                                  ===================     =================     =================
   Basic - pro forma                                           $               (3.98)  $          (0.92)     $            0.45
                                                                  ===================     =================     =================

   Diluted - as reported                                       $               (3.95)  $          (0.76)     $            0.26
                                                                  ===================     =================     =================
   Diluted - pro forma                                         $               (3.98)  $          (0.92)     $            0.31
                                                                  ===================     =================     =================


Foreign Currency Translation

     The functional currency for Canadian Abraxas and Grey Wolf (Old and New) is the Canadian dollar ($CDN). The Company translates the functional currency into U.S. dollars ($US) based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. Translation adjustments are reflected as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity (Deficit). See Note 2 for Canadian subsidiaries sold in 2003. A portion of the translation account will be eliminated at the closing of the sale in 2003.

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

Restoration, Removal and Environmental Liabilities

     The estimated costs of restoration and removal of facilities are accrued on a straight-line basis over the life of the property. The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. These amounts are the undiscounted, future estimated costs under existing regulatory requirements and using existing technology.

Revenue Recognition

     The Company recognizes crude oil and natural gas revenue from its interest in producing wells as crude oil and natural gas is sold from those wells, net of royalties. Revenue from the processing of natural gas is recognized in the period the service is performed. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. The Company had no material gas imbalances.

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

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company has applied these standards to its purchase of the minority interest in Old Grey Wolf.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for us January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense.

     We have completed our assessment of SFAS No. 143 and based on our estimates, we do not expect the statement to have a material effect on our financial position, results of operations and cash flows for future periods. At January 1, 2003 , we estimate that the present value of our future Asset Retirement Obligation ("ARO") for natural gas and oil property and related equipment is approximately $657,000. We estimate that the cumulative effect to the adoption of SFAS No. 143 and the change in the accounting principal will be a loss of $285,000, which will be recorded in the first quarter of 2003. The impact on each of the prior periods was not material.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144, consequently, the operating results of Canadian operations, which were held for sale at December 31, 2002 (and sold after year end) are included in discontinued operations - see Note 2.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for us beginning January 1, 2003 with earlier adoption encouraged. All other provisions of this standard have been effective for the Company as of May 15, 2002 and did not have a significant impact on the Company's financial condition or results of operations.

     In June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit of disposal activities to be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for us beginning January 1, 2003. The Company is currently evaluating the impact the standard will have on its results of operations and financial condition.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to use APB No. 25 to account for stock based compensation, while providing the disclosures required by SFAS 123 as amended by SFAS 148.

Reclassifications

     Certain prior years balances have been reclassified for comparative purposes.

2.    Discontinued Operations

     In January 2003, the Company sold its wholly owned Canadian subsidiaries, Old Grey Wolf and Canadian Abraxas as part of a series of transactions related to a financial restructuring - see Note 3 for additional information regarding an exchange offer, redemption of certain notes and a new credit agreement. The operations of these subsidiaries, previously reported as a business segment in prior years, is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results are reflected separately from the results of continuing operations. Summarized discontinued operating results and net loss for the years ended December 31, 2000, 2001 and 2002 were:

                                                                                    Year ended December 31,
                                                                           2000                2001                2002
                                                                       --------------      -------------     -----------------
         Total revenue...........................................  $         43,714   $        41,468    $        32,013
         Loss from operations before income tax (see Note 18)....           (1,707)              (102)           (87,839)
         Income tax expense (benefit)............................                               1,897            (30,158)
                                                                               272
         Minority interest in income.............................           (1,281)            (1,676)                 -
                                                                       --------------      -------------     -----------------
         Loss from discontinued operations.......................  $        (3,260)   $        (3,675)   $       (57,681)
                                                                            (3,260)
                                                                       ==============      =============     =================


         Assets and liabilities of discontinued operations were as follows:
                                                                                                   December 31,
                                                                                           -----------------------------------
                                                                                               2001                2002
                                                                                           -------------     -----------------
         Assets:
         Cash                                                                         $           4,012  $          4,325
         Accounts receivable                                                                      4,042             4,940
         Net property                                                                           154,408            53,675
         Other                                                                                    1,440            11,307
                                                                                           -------------     -----------------
                                                                                      $         163,902  $         74,247
                                                                                           =============     =================
         Liabilities:
         Accounts payable and accrued liabilities                                     $          10,391  $          7,279
         Long-tern debt                                                                          22,944            45,964
         Other                                                                                   24,217             3,454
                                                                                           -------------     -----------------
                                                                                      $          57,552  $         56,697
                                                                                           =============     =================

     Included in the loss from discontinued operations are interest expense of $8,296, $7,601 and $9,461, and general and administrative expense of $1,693, $1,508 and $1,698 for the years ended December 31, 2000, 2001 and 2002 respectively. The interest expense represents the amounts relating to an Old Grey Wolf senior credit facility which was repaid in conjunction with the transactions described in Note 3 and the amounts related to the balance of certain notes (approximately $52.6 million) which had historically been reflected by Canadian Abraxas. At the time of the subsidiary sale, the balance of the outstanding notes were transferred to the parent and subject to the financial restructuring described in Note 3. The general and administrative expense of the Canadian subsidiaries was allocated between continuing and discontinued operations by considering the on-going general and administrative cost associated with the Canadian properties retained by the Company.

3.       Recent  Events

     Exchange Offer. On January 23, 2003, the Company completed an exchange offer, pursuant to which it offered to exchange cash and securities for all of the outstanding 11 1/2% Senior Secured Notes due 2004, Series A ("Second Lien Notes") and 11 1/2% Senior Notes due 2004, Series D, ("Old Notes") issued by Abraxas and Canadian Abraxas. In exchange for each $1,000 principal amount of such notes tendered in the exchange offer, tendering noteholders received:

         o    cash in the amount of $264;

         o an 11 1/2% Secured Note due 2007, Series A, ("New Notes") with a principal amount equal to $610; and

         o    31.36 shares of Abraxas common stock.

     At the time the exchange offer was made, there were approximately $190.1 million of the Second Lien Notes and $800,000 of the Old Notes outstanding - see
Note 4. Holders of approximately 94% of the aggregate outstanding principal amount of the Second Lien Notes and Old Notes tendered their notes for exchange in the offer. Pursuant to the procedures for redemption under the applicable indenture provisions, the remaining 6% of the aggregate outstanding principal amount of the Second Lien Notes and Old Notes were redeemed at 100% of the principal amount plus accrued and unpaid interest, for approximately $11.5 million ($11.1 million in principal and $0.4 million in interest). The indentures for the Second Lien Notes and Old Notes have been duly discharged. In connection with the exchange offer, Abraxas made cash payments of approximately $47.5 million and issued approximately $109.7 million in principal amount of New Notes and 5,642,699 shares of Abraxas common stock. Fees and expenses incurred in connection with the exchange offer were approximately $3.8 million. ($967,000 was charged to expense in 2002 and is included in financing costs in the accompanying statement of operations). The balance will be charged to expense in 2003 as the cost are incurred.

     New Notes. The new notes will accrue interest from the date of issuance, at a fixed annual rate of 11 1/2%, payable in cash semi-annually on each May 1 and November 1, commencing May 1, 2003, provided that, if the Company fails, or are not permitted pursuant to the new senior secured credit agreement or the intercreditor agreement between the trustee under the indenture for the New Notes and the lenders under the new senior secured credit agreement, to make such cash interest payments in full, the Company will pay such unpaid interest in kind by the issuance of additional notes with a principal amount equal to the amount of accrued and unpaid cash interest on the notes plus an additional 1% accrued interest for the applicable period. Upon an event of default, interest will accrue at an annual rate of 16.5%. The New Notes are guaranteed by all of Abraxas' current subsidiaries, Sandia Oil & Gas Corp., Sandia Operating Corp., Wamsutter Holdings, Inc., Western Associated Energy Corporation, Eastside Coal Company, Inc., and New Grey Wolf, and will be guaranteed by all of Abraxas' future subsidiaries. The New Notes are secured by a second lien or charge on all of the Company's current and future assets, including, but not limited to, its crude oil and natural gas properties.

     Redemption of First Lien Notes. On January 24, 2003, the Company completed the redemption of 100% of our outstanding 12?% Senior Secured Notes, Series A, ("First Lien Notes") - see Note 4, with approximately $66.4 million of the proceeds from the sale of Canadian Abraxas and Old Grey Wolf. Prior to the redemption, the Company had $63.5 million of its First Lien Notes outstanding. Under the terms of the indenture for the First Lien Notes the Company had the right to redeem the First Lien Notes at 100% of the outstanding principal amount of the notes, plus accrued and unpaid interest to the date of redemption, and to discharge the indenture upon call of the First Lien Notes for redemption and deposit of the redemption funds with the trustee. The Company exercised these rights on January 23, 2003 and upon the discharge of the indenture, the trustee released the collateral securing the Company's obligations under the First Lien Notes.

     New Senior Secured Credit Agreement. Contemporaneously with the closing of the exchange offer and the sale of Canadian Abraxas and Old Grey Wolf, on January 23, 2003, Abraxas entered into a new senior secured credit agreement providing a term loan facility of $4.2 million and a revolving credit facility with a maximum borrowing base of up to $50 million. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date for both the term loan facility and the revolving credit facility is January 22, 2006. In the event of an early termination, we will be required to pay a prepayment premium, except in the limited circumstances described in the new senior secured credit agreement. Outstanding amounts under both facilities bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 4.5%. Any amounts in default under the term loan facility will accrue interest at an additional 4%. At no time will the amounts outstanding under the new senior secured credit agreement bear interest at a rate less than 9%.

     Term Loan Facility. Abraxas has borrowed $4.2 million pursuant to a term loan facility at January 23, 2003, all of which was used to make cash payments in connection with the financial restructuring. Accrued interest under the term loan facility will be capitalized and added to the principal amount of the term loan facility until maturity.

     Revolving Credit Facility. Lenders under the new senior secured credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $50 million. Our current borrowing base under the revolving credit facility is $49.9 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior secured credit agreement. Portions of accrued interest under the revolving credit facility may be capitalized and added to the principal amount of the revolving credit facility. At January 23, 2003, the Company has borrowed $42.5 million under the revolving credit facility, all of which was used to make cash payments in connection with the financial restructuring. The Company plans to use the remaining borrowing availability under the new senior secured credit agreement to fund its operations, including capital expenditures.

     Covenants. Under the new senior secured credit agreement, Abraxas is subject to customary covenants and reporting requirements. Certain financial covenants require Abraxas to maintain minimum levels of consolidated EBITDA (as defined in the new senior secured credit agreement), minimum ratios of consolidated EBITDA to cash interest expense and a limitation on annual capital expenditures. In addition, at the end of each fiscal quarter, if the aggregate amount of our cash and cash equivalents exceeds $2.0 million, the Company is required to repay the loans under the new senior secured credit agreement in an amount equal to such excess. The new senior secured credit agreement also requires the Company to enter into hedging agreements on not less than 25% or more than 75% of our projected oil and gas production. We are also required to establish deposit accounts at financial institutions acceptable to the lenders and we are required to direct our customers to make all payments into these accounts. The amounts in these accounts will be transferred to the lenders upon the occurrence and during the continuance of an event of default under the new senior secured credit agreement.

     In addition to the foregoing and other customary covenants, the new senior secured credit agreement contains a number of covenants that, among other things, restrict the Company's ability to:

         o    incur additional indebtedness;

         o    create or permit to be created any liens on any of our properties;

         o    enter into any change of control transactions;

         o    dispose of our assets;

         o    change our name or the nature of our business;

         o make any guarantees with respect to the obligations of third parties;

         o    enter into any forward sales contracts;

         o make any payments in connection with distributions, dividends or redemptions relating to our outstanding securities, or

         o    make investments or incur liabilities.

     Guarantees. The obligations of Abraxas under the new senior secured credit agreement are guaranteed by Sandia Oil & Gas, Sandia Operating, Wamsutter, New Grey Wolf, Western Associated Energy and Eastside Coal. Obligations under the new senior secured credit agreement are secured by a first lien security interest in substantially all of Abraxas' and the guarantors' assets, including all crude oil and natural gas properties.

     Events of Default. The new senior credit facility contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in our financial condition.

     Sale of Stock of Canadian Abraxas and Old Grey Wolf. Contemporaneously with the closing of the exchange offer, on January 23, 2003, Abraxas completed the sale to a wholly-owned subsidiary of PrimeWest Energy Inc. of all of the outstanding capital stock of Canadian Abraxas and Old Grey Wolf for approximately $138 million before net adjustments of $3.4 million. The aggregate purchase price was allocated to the shares of capital stock of Canadian Abraxas and Old Grey Wolf as follows:

                        Number of Shares                    Purchase Price

Canadian Abraxas        5,751 common shares                   $68 million
Old Grey Wolf           12,804,628 common shares              $70 million
                                                       --------------------
                                Total Purchase Price:        $138 million
                                                       ====================

     After purchase price adjustments and related costs and expenses of approximately $5.9 million were made, the purchase price realized for the sale of Canadian Abraxas and Old Grey Wolf was $132.1 .million. Upon consummation of the sale, Old Grey Wolf repaid the then current outstanding indebtedness under its credit agreement with Mirant Canada Energy Capital, Ltd. in the amount of $46.3 million - see Note 4, which reduced the net proceeds from the sale by a corresponding amount. The net cash proceeds from the sale were $85.8 million, all of which has been utilized in connection with the financial restructuring. The Company estimates a gain on the sale of Canadian Abraxas and Old Grey Wolf of approximately $69 million at the time of closing in 2003.

     Under the terms of the agreement with PrimeWest, Abraxas has retained certain oil and gas properties formerly held by Canadian Abraxas and Old Grey Wolf, including all of Canadian Abraxas' and Old Grey Wolf's undeveloped acreage existing at the time of the sale, which includes all of our interests in the Ladyfern area. These assets have been contributed to New Grey Wolf. Portions of this undeveloped acreage will be developed by PrimeWest and New Grey Wolf under a farmout arrangement. Under the farmout arrangements, PrimeWest has agreed to participate in the development of certain lands of New Grey Wolf in the Caroline and Pouce Coupe areas of Alberta. PrimeWest has the right to earn a 60% interest in certain wells if it bears 100% of the expense of drilling such wells. In addition, New Grey Wolf and PrimeWest will have an area of mutual interest in respect of the lands surrounding the Caroline area where each party will be entitled to participate in the acquisition of the other, with New Grey Wolf participating with a 40% interest and PrimeWest participating with a 60% interest.

4. Long-Term Debt

     As described in Note 3, the First Lien Notes were redeemed in January 2003. The Old Notes and the Second Lien Notes were either redeemed or exchanged for cash, common stock and New Notes in January 2003. Additionally, the 9.5% Mirant Canada Energy Capital, Ltd. credit facility, with a balance outstanding at December 31, 2002 of $45.9 million, was repaid in connection with the sale of the common stock of Old Grey Wolf in January 2003 and is included in, liabilities related to assets held for sale as of December 31, 2002.

     The following is a brief description of the Company's debt for continuing operations as of December 31, 2002. The pro forma unaudited information reflects the impact of the financial restructuring transactions - see Note 3.

         Long-term debt consists of the following:
                                                                                                          Pro forma
                                                                                                        December 31,
                                                                                                          2002 (a)
                                                                                 December 31             (unaudited)
                                                                      -------------------------------------------------
                                                                            2001            2002
                                                                      -------------------------------------------------
                                                                                       (In thousands)
  11.5% Senior Notes due 2004 ("Old Notes") .........................    $       801      $       801     $         -
  12.875% Senior Secured Notes due 2003 ("First Lien Notes") ........         63,500           63,500               -
  11.5% Second Lien Notes due 2004 ("Second Lien Notes").............        190,178          190,178               -
  11.5% Secured Notes due 2007 ("New Notes") - January 2003..........              -                -         128,600
  New Senior Secured Credit Agreement - January 2003.................              -                -          46,700
  Production Payment  ...............................................          8,176                -               -
                                                                      -------------------------------------------------
                                                                             262,655          254,479         175,300
  Less current maturities ...........................................            415           63,500               -
                                                                      -------------------------------------------------
                                                                         $   262,240      $   190,979     $   175,300
                                                                      =================================================

(a) After transactions described in Note 3, for financial reporting purposes, the New Notes will be reflected at the carrying value of the Second Lien Notes and Old Notes prior to the exchange of $191.0 million, net of the cash offered in the exchange of $47.5 million and net of the fair market value related to equity of $3.8 million offered in the exchange. In conjunction with the financial restructuring s transaction, Abraxas paid cash of $11.5 million ($11.1 million in principal and $0.4 million in interest) to redeem certain of the outstanding old debt and accrued interest. The result of all of these items will be a remaining carrying value of the New Notes of $128.6 million. The face amount of the New Notes is $109.7 million. See Note 3 for terms and conditions of the New Notes and the New Senior Secured Credit Agreement.

     Old Notes. Interest on the Old Notes is payable semi-annually in arrears on May 1 and November 1 of each year at the rate of 11.5% per annum. The Old Notes are redeemable, in whole or in part, at the option of the Company.

     First Lien Notes. Interest on the First Lien Notes is payable semi-annually in arrears on March 15 and September 15 of each year at the rate of 12.875% per annum.

     Second  Lien   Notes.   Interest  on  the  Second  Lien  Notes  is  payable
semi-annually in arrears on May 1 and November 1, commencing May 1, 2000.

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

5. Acquisitions and Divestitures

Abraxas Wamsutter L.P. Divestiture

     In November 1998, the Company sold its interest in certain Wyoming properties to Abraxas Wamsutter L.P., a Texas limited partnership (the "Partnership"), for approximately $58.6 million and a minority equity ownership in the Partnership. Wamsutter Holdings, Inc. ("Wamsutter") initially owned a one percent interest and acted as general partner of the Partnership. The investment in the Partnership was accounted for by the equity method. After certain payback requirements were satisfied, the Company's interest would increase to 35% initially and could increase to as high as 65%. The Company also received a management fee and reimbursement of certain overhead costs from the Partnership which amounted to $112,700 for the year ended December 31, 2000.

     In March 2000, the Partnership sold all of its interest in its crude oil and natural gas properties to a third party. Prior to the sale of these properties, effective January 1, 2000, the Company's equity investee share of oil and gas property cost, results of operations and amortization were not material to consolidated operations or financial position. As a result of the sale, the Company received approximately $34 million, which represented a proportional interest in the Partnership's proved properties. See Note 11 regarding a litigation provision in 2001 of $845,000 related to ad valorem taxes.

Acquisition of Minority Interest in Old Grey Wolf

     In September 2001, the Company completed a tender offer for the minority interest in Old Grey Wolf, acquiring the approximately 52% of capital stock that was not previously owned by the Company. The Company issued 3,990,565 common shares and 588,916 stock options, valued together at approximately $9.2 million. Additionally, the Company incurred direct costs of approximately $2.7 million related to the acquisition. The elimination of the minority interest through an acquisition at a purchase price less than Old Grey Wolf's book value in the Company's consolidated financial statements had the effect of reducing the property and other assets balances by $2.9 million and deferred income taxes by $1.1 million.

         The Company sold all of the common stock in Old Grey Wolf in January 2003 - see Note 3.

6. Property and Equipment

         The major components of property and equipment, at cost, are as follows:

                                                                    Estimated                 December 31
                                                                                   ----------------------------------
                                                                   Useful Life          2001              2002
                                                                 ----------------- ---------------- -----------------
                                                                      Years                 (In thousands)
               Land, buildings, and improvements ..............         15            $       318   $          331
               Crude oil and natural gas properties ...........          -                295,206          306,024
               Equipment and other ............................          7                  2,269            2,382
                                                                                   ---------------- -----------------
                                                                                      $   297,793   $      308,737
                                                                                   ================ =================

7.  Stockholders' Equity

Common Stock

     See Note 3 - Recent Events for common stock issued in January 2003 as part of an exchange offer.

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

Contingent Value Rights ("CVRs")

     As part of an exchange offer consummated by the Company in December 1999, Abraxas issued contingent value rights or CVRs, which entitled the holders to receive up to a total of 105,408,978 of Abraxas common stock under certain circumstances, as defined. In May 2001, Abraxas issued 3,386,488 shares upon the expiration of the CVRs.

Treasury Stock

     In March 1996, the Board of Directors authorized the purchase in the open market of up to 500,000 shares of the Company's outstanding common stock, the aggregate purchase price not to exceed $3,500,000. During the year ended December 31, 2000, 38,800 shares with an aggregate cost of $78,000 were purchased. During the years ended December 31, 2001 and 2002, the Company did not purchase any shares of its common stock for treasury stock.

8.  Stock Option Plans and Warrants

Stock Options

     The Company grants options to its officers, directors, and key employees under various stock option and incentive plans.

     During 2001, the Company's stockholders approved an amendment to the Abraxas Petroleum Corporation 1994 Long Term Incentive Plan to increase the number of shares of Abraxas common stock reserved for issuance under the plan to 5,000,000. The additional shares were necessary to accommodate the grant of Abraxas options to Old Grey Wolf option holders in connection with the acquisition of the minority interest in Old Grey Wolf in September 2001 (see
Note 5),  and for the  re-issuance  of  outstanding  options  granted  under the

Abraxas  Petroleum   Corporation  2000  Long  Term  Incentive  Plan,  which  was terminated in 2001. The options were re-issued at the same exercise price and term as the original issuances.

     The Company's various stock option plans have authorized the grant of options to management, employees and directors for up to approximately 5.7 million shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable over three to four years of continued service at 25% to 33% on each anniversary date. At December 31, 2002 approximately 2.2 million options remain available for grant.


         A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                       2000                           2001                           2002
                           -----------------------------  -----------------------------  -----------------------------
                                      Weighted-Average               Weighted-Average               Weighted-Average
                            Options    Exercise Price(     Options    Exercise Price     Options     Exercise Price
                            (000s)                         (000s)           (1)           (000s)
                           ---------- ------------------  ---------- ------------------  ---------  ------------------
Outstanding-beginning of
   year ...................   1,890         $  1.82          4,042         $  3.37          4,942         $  3.28
Granted ...................   2,240            4.62            918            2.81            521            0.68
Exercised .................       -              -              (8)           1.95             -               -
Forfeited/Expired .........     (88)           1.89            (10)           1.79         (2,158)           4.84
                           ----------                     ----------                     ---------

Outstanding-end of year ...   4,042         $  3.37          4,942         $  3.28          3,305         $   .85
                           ==========                     ==========                     =========

Exercisable at end of year    1,067         $  1.99          2,259         $  2.65          2,136         $  1.91
                           ==========                     ==========                     =========

Weighted-average fair
   value of options
   granted during the year                  $  1.21                        $    1.19                      $  0.63

(1) In September 2001, the Abraxas Petroleum Corporation 2000 Long Term Incentive Plan was terminated, and options granted under the plan were reissued under the Abraxas Petroleum Corporation 1994 Long Term Incentive Plan at the same option price and term.

     The following table represents the range of option prices and the weighted average remaining life of outstanding options as of December 31, 2002:

                                              Options outstanding                               Exercisable
                                  --------------------------------------------     ---------------------------------------
                                                      Weighted      Weighted
                                                       average      average
                                          Number      remaining     exercise             Number         Weighted average
              Exercise price            outstanding    life          price           exercisable        exercise price
          ----------------------- ------------------- ------------ -----------     ----------------- ---------------------
               $0.50 - 0.97               795,000         8.8        $ 0.77              300,000         $     0.97
               $1.22 - 1.85               688,996         6.9          1.46              336,895               1.43
               $2.01 - 2.21             1,507,494         4.5          2.08            1,394,107               2.07
               $3.00 - 3.71                79,812         6.5          3.11               43,609               3.17
               $4.13 - 4.83               234,035         8.1          4.82               61,538               4.78


Stock Awards

     In addition to stock options granted under the plans described above, the 1994 Long-Term Incentive Plan also provides for the right to receive compensation in cash, awards of common stock, or a combination thereof. There were no awards in 2000, 2001 or 2002.

     The Company also has adopted the Restricted Share Plan for Directors which provides for awards of common stock to non-employee directors of the Company who did not, within the year immediately preceding the determination of the director's eligibility, receive any award under any other plan of the Company. In 2000, the Company made direct awards of common stock of 12,753 shares, at weighted average fair value $0.94 per share. The Company recorded compensation expense of $11,900 for the year ended December 31, 2000. There were no direct awards of common stock in 2001 or 2002.

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

     At December 31, 2002, the Company has approximately 6.4 million shares reserved for future issuance for conversion of its stock options, warrants, and incentive plans for the Company's directors, employees and consultants.

9.  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                       December 31
                                                                                ---------------------------
                                                                                    2001          2002
                                                                                ------------- -------------
                                                                                      (In thousands)
 Deferred tax liabilities:
       U.S. full cost pool .....................................................  $  2,714      $      -
                                                                                ------------- -------------
     Total deferred tax liabilities ............................................     2,714
     Deferred tax assets:
       U.S. full cost pool......................................................         -         2,168
       Canadian full cost pool..................................................         -         1,967
       Depletion ...............................................................     2,035         2,778
       Net operating losses  ("NOL")............................................    39,393        58,811
       Investment in foreign subsidiaries.......................................         -        32,038
       Other ...................................................................       956         1,364
                                                                                ------------- -------------
     Total deferred tax assets .................................................    42,384        99,126
     Valuation allowance for deferred tax assets ...............................   (39,670)      (99,126)
                                                                                ------------- -------------
     Net deferred tax assets ...................................................     2,714             -
                                                                                ------------- -------------
     Net deferred tax liabilities ..............................................  $      -      $      -
                                                                                ============= =============

         Significant components of the provision (benefit) for income taxes are as follows:

                                                                            2000          2001         2002
                                                                        -----------------------------------------
     Current:
       Federal..........................................................$          -   $     505    $       -
       Foreign .........................................................           -          -             -
                                                                        -----------------------------------------
                                                                        $          -   $     505    $       -
                                                                        =========================================
     Deferred:
       Federal .........................................................$     3,433    $      -     $       -
       Foreign .........................................................          -           -             -
                                                                        -----------------------------------------
                                                                        $     3,433    $      -     $       -
                                                                        =========================================

     At December 31, 2002 the Company had, subject to the limitation discussed below, $166.7 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2003 through 2022 if not utilized. At December 31, 2002, the Company had approximately US $1.0 million of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2003 through 2009 if not utilized. In connection with the January 2003 transactions described in Note 3, certain of the loss carryforward may be utilized.

         At December 31, 2002, the Company was no longer permanently reinvested with respect to its foreign subsidiaries. As a result, the Company recorded net deferred tax assets of $32.0 million related to its investment in foreign subsidiaries, offset by an equivalent valuaton allowance due to uncertainties as to the future utilization of these amounts.

     As a result of the acquisition of certain partnership interests and crude oil and natural gas properties in 1990 and 1991, an ownership change under
Section 382 occurred in December 1991. Accordingly, it is expected that the use of the U.S. net operating loss carryforwards generated prior to December 31, 1991 of $3.2 million will be limited to approximately $235,000 per year.

     During 1992, the Company acquired 100% of the common stock of an unrelated corporation. The use of net operating loss carryforwards of the acquired corporation of $257,000 acquired in the acquisition are limited to approximately $115,000 per year.

     As a result of the issuance of additional shares of common stock for acquisitions and sales of common stock, an additional ownership change under
Section 382 occurred in October 1993. Accordingly, it is expected that the use of all U.S. net operating loss carryforwards generated through October 1993 (including those subject to the 1991 and 1992 ownership changes discussed above) of $6.6 million will be limited as described above and in the following paragraph.

     An ownership change under Section 382 occurred in December 1999, following the issuance of additional shares, as described in Note 5. It is expected that the annual use of U.S. net operating loss carryforwards subject to this Section 382 limitation will be limited to approximately $363,000, subject to the lower limitations described above. Future changes in ownership may further limit the use of the Company's carryforwards. In 2000 assets with built in gains were sold, increasing the Section 382 limitation for 2001 by approximately $31.0 million.

     The annual Section 382 limitation may be increased during any year, within 5 years of a change in ownership, in which built-in gains that existed on the date of the change in ownership are recognized.

         In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $39.7 million and $99.1 million for deferred tax assets at December 31, 2001 and 2002, respectively.

         The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                           December 31
                                               ---------------------------------------------------------------------
                                                        2000                  2001                   2002
                                               -------------------------------------------- ------------------------
                                                                          (In thousands)
   Tax (expense) benefit at U.S.
       statutory rates (35%) ..............        $      (4,679)         $       5,438         $      21,296
     (Increase) decrease in deferred tax
       asset valuation allowance ..........                1,373                 (4,907)              (59,456)
      NOL utilization - extraordinary gain                  (603)                     -                     -
     Higher effective rate of foreign
       operations..........................                   69                     91                   403
     Percentage depletion .................                  363                    596                   683
      Investment in foreign subsidiaries ..                    -                      -                35,604
     Other ................................                   44                 (1,723)                1,470
                                               -------------------------------------------- ------------------------
                                                   $      (3,433)         $        (505)        $           -
                                               ============================================ ========================

10.      Related Party Transactions

     Accounts receivable - Other includes approximately $48,365 and $51,211 as of December 31, 2001 and 2002, respectively, representing amounts due from officers and stockholders relating to advances made to employees.

     Wind River Resources Corporation ("Wind River"), all of the capital stock of which is owned by the Company's President, owns a twin-engine airplane. The airplane is available for business use by the employees of the Company from time to time. The Company paid Wind River a total of $336,000, $314,000 and $345,000 in 2000, 2001 and 2002 respectively, for Wind River's operating cost associated with the Company's use of the plane.

11.  Commitments and Contingencies

Operating Leases

     During the years ended December 31, 2000, 2001 and 2002, the Company incurred rent expense related to leasing office facilities of approximately $465,000, $519,000 and $236,000, respectively. Future minimum rental payments are as follows at December 31, 2002.

     2003 ...................................................    $   336,000
     2004 ...................................................        236,000
     2005 ...................................................        236,000
     2006 ...................................................        177,000
     Thereafter .............................................              -


Litigation and Contingencies

     In 2001 the Company and the Partnership (see Note 5) were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company has filed an appeal. The Company believes these charges are without merit. The Company has established a reserve in the amount of $845,000, which represents the Company's interest in the judgment. In 2002 the Company recorded $201,000 in other expense representing its share of the ongoing legal cost related to this matter.

     In late 2000, the Company received a Final De Minimis Settlement Offer from the United States Environmental Protection Agency concerning the Casmalia Disposal Site, Santa Barbara County, California. The Company's liability for the cleanup at the Superfund site is based on a 1992 acquisition, which is alleged to have transported or arranged for the transportation of oil field waste and drilling muds to the Superfund site. The Company has engaged California counsel to evaluate the notice of proposed de minimis settlement and its notice of potential strict liability under the Comprehensive Environmental Response, Compensation and Liability Act. Defense of the action is handled through a joint group of oil companies, all of which are claiming a petroleum exclusion that limits the Company's liability. The potential financial exposure and any settlement posture has yet not been developed, but is considered by the Company to be immaterial.

     Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 2002, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

12.  Earnings per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                             2000               2001               2002
                                                       ------------------ -----------------  ------------------
Numerator:
     Numerator for basic and diluted earnings per
       share - net income (loss) before extraordinary
       item and discontinued operations................    $ 9,936,000      $ (16,043,000)     $ (60,846,000)

     Discontinued operations...........................     (3,260,000)        (3,675,000)       (57,681,000)

     Extraordinary item................................      1,773,000                  -                  -
                                                       ------------------ -----------------  ------------------
     Numerator for basic and diluted earnings per
       share - net income (loss) available to common
       stockholders ...................................    $ 8,449,000      $ (19,718,000)    $ (118,527,000)
                                                       ================== =================  ==================

Denominator:
     Denominator for basic earnings per share -
       weighted-average shares ........................     22,615,777         25,788,571         29,979,397
     Effect of dilutive securities:
       Stock options, warrants and CVRs................     10,011,987                  -                  -
                                                       ------------------ -----------------  ------------------

     Dilutive potential common shares Denominator for
        diluted earnings per share
       - adjusted weighted-average shares and assumed
       conversions.....................................     32,627,764         25,788,571         29,979,397
                                                       ================== =================  ==================

   Basic earnings (loss) per share:
        Net income (loss) before extraordinary item....   $      0.43        $      (0.62)      $     (2.03)
        Discontinued operations........................         (0.14)              (0.14)            (1.92)
        Extraordinary item.............................          0.08                  -                  -
                                                       ------------------ -----------------  ------------------
         Net income (loss) per common share..........     $      0.37        $      (0.76)      $     (3.95)
                                                       ================== =================  ==================
     Diluted earnings (loss) per share:
         Net income (loss) from continuing operations
     before extraordinary item.........................   $      0.31        $      (0.62)       $    (2.03)
         Discontinued operations.......................         (0.10)                (0.14)          (1.92)
         Extraordinary item............................          0.05                  -                  -
                                                       ------------------ -----------------  ------------------
          Net income (loss) per common share - diluted.   $      0.26        $      (0.76)      $     (3.95)
                                                       ================== =================  ==================

     For the year ended December 31, 2002,  2001 and 2000 , 5.9 million  shares,
4.3 million shares and 3.0 million shares respectively, were excluded from the calculation of diluted earnings per share since their inclusion would have been anti-dilutive.

13.  Quarterly Results of Operations (Unaudited)

     Selected results of operations from continuing operations for each of the fiscal quarters during the years ended December 31, 2001 and 2002 are as follows:

                                                  1st              2nd               3rd                4th
                                                Quarter          Quarter           Quarter            Quarter
                                             --------------- ----------------   --------------- --------------------
                                                             (In thousands, except per share data)
Year Ended December 31, 2001
   Net revenue - as previously reported ..      $   29,086      $   21,116         $   14,901      $   12,140
   Net revenue -  discontinued operations.         (15,869)        (11,298)            (7,124)         (7,177)
                                             --------------- ----------------   --------------- --------------------
   Net revenue- continuing operations.....          13,217           9,818              7,777           4,963
                                             --------------- ----------------   --------------- --------------------
   Operating income (loss) - as
     previously reported .................          12,112           9,002              2,113          (4,102)
   Operating income (loss) - discontinued
     operations...........................          (7,403)         (3,437)               171           2,809
                                             --------------- ----------------   --------------- --------------------
   Operating income (loss) - continuing
     operation............................           4,709           5,565              2,284          (1,293)
                                             --------------- ----------------   --------------- --------------------
   Net income (loss) .....................             255          (1,274)            (5,849)        (12,850)
   Net income (loss) per common share-
     basic ...............................      $    0.01       $    (0.05)        $    (0.22)     $    (0.43)
   Net income (loss) per common share-
     diluted .............................      $    0.01       $    (0.05)        $    (0.22)     $     (0.43)
Year Ended December 31, 2002
   Net revenue - as previously reported...      $   11,807      $   14,235         $   11,061      $    17,217
   Net revenue - discontinued operations..          (7,191)         (8,476)            (6,049)         (10,297)
                                             --------------- ----------------   --------------- --------------------



   Net revenue - continuing operations....           4,616           5,759              5,012            6,920
                                             --------------- ----------------   --------------- --------------------
   Operating income (loss) - as
     previously reported ...........                  (735)       (115,879)               490            4,760
   Operating income (loss) - discontinued
     operations.....................                     6         (82,597)             1,050            3,933
                                             --------------- ----------------   --------------- --------------------
   Operating income (loss) - continuing
     operations.....................                  (741)        (33,282)              (560)             827
                                             --------------- ----------------   --------------- --------------------
   Net income (loss) ...............             $  (8,699)     $  (95,690)       $    (8,438)     $    (5,700)
   Net income (loss) per common share-
     basic and diluted .............             $   (0.29)     $    (3.19)       $     (0.26)     $     (0.19)
                                             =============== ================   =============== ====================


     During the second quarter of 2002, the Company incurred a ceiling limitation write-down of $116.0 million, $32.9 million relating to continuing operations and $83.1 million relating to discontinued operations. During the fourth quarter of 2001, the Company incurred a ceiling limitation write-down of $2.6 million relating to discontinued operations, which was determined using realized prices at March 22, 2002. Had year-end 2001 realized prices been used, the write-down would have been $71.3 million.

14.  Benefit Plans

     The Company has a defined contribution plan (401(k)) covering all eligible employees of the Company. The Company did not contribute to the plan in 2001 or 2002. The employee contribution limitations are determined by formulas, which limit the upper one-third of the plan members from contributing amounts that would cause the plan to be top-heavy. The employee contribution is limited to the lesser of 20% of the employee's annual compensation or $11,000.

15.  Guarantor Condensed Consolidation Financial Statements.

     The following table presents condensed consolidating balance sheets of Abraxas, as a parent company, and its significant subsidiaries, Canadian Abraxas and Old Grey Wolf, as of December 31, 2001 and 2002 and the related consolidating statements of operations and cash flows for the years ended December 31, 2000, 2001 and 2002. Canadian Abraxas is a guarantor of the First Lien Notes ($63.5 million) and jointly and severally liable with Abraxas for the Second Lien Notes ($190.2 million) and the Old Notes ($801,000). Old Grey Wolf is a non-guarantor with respect to the First Lien Notes and the Old Notes.

                Condensed Consolidating Parent Company, Restricted Subsidiaries and Non-Guarantor Balance Sheet
                                                       December 31, 2002
                                                        (In thousands)

                                                      Abraxas                         Non-                          Abraxas
                                                     Petroleum      Restricted      Guarantor     Reclassifi-      Petroleum
                                                   Corporation      Subsidiary     Subsidiary       cations       Corporation
                                                    Inc. Parent    (Canadian       (Old Grey          and             and
                                                     Company(1)      Abraxas)         Wolf)       eliminations    Subsidiaries
                                                  -----------------------------------------------------------------------------
Assets:
Current assets:
   Cash ....................................          $   557      $         -       $       -  $         -          $    557
   Accounts receivable, less allowance for
     doubtful accounts......................             4,482          10,539           2,165      (11,157)            6,029
   Equipment inventory .....................               860             142              19             -            1,021
   Other current assets ....................               316               -               -             -              316
                                                   -----------------------------------------------------------------------------
                                                         6,215          10,681           2,184      (11,157)            7,923
   Assets held for sale.....................                 -          25,515          48,732             -           74,247
                                                   -----------------------------------------------------------------------------
     Total current assets...................             6,215          36,196          50,916      (11,157)           82,170
Property and equipment - net................            74,435          11,144          10,347             -           95,926
Deferred financing fees, net  ..............             2,970               -               -             -            2,970
Other assets ...............................           108,558               -               -     (108,199)              359
                                                   -----------------------------------------------------------------------------
   Total assets ............................         $ 192,178     $    47,340       $  61,263  $ ( 119,35)       $   181,425
                                                  =============================================================================

Liabilities and Stockholder's deficit:
Current liabilities:
   Accounts payable .............................     $ 15,928          $    -       $     894    $  (11,014)     $    5,808
   Accrued interest .............................        5,000               -             -               -           5,000
   Other accrued expenses .......................        1,162               -             -               -           1,162
   Current maturities of long-term debt .........       63,500               -             -               -          63,500
                                                   -----------------------------------------------------------------------------
                                                        85,590               -           894         (11,014)         75,470
Liabilities related to assets held for sale......            -           4,427        52,270               -          56,697
                                                   -----------------------------------------------------------------------------
     Total current liabilities...................       85,590           4,427        53,164         (11,014)        132,167
Long-term debt ..................................      138,350          52,629             -               -         190,979
Future site restoration  ........................            -             519            14               -             533
                                                   -----------------------------------------------------------------------------
                                                       223,940          57,575        53,178         (11,014)        323,679
Stockholders' equity (deficit)...................      (31,762)        (10,235)        8,085        (108,342)       (142,254)
                                                   -----------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)   192,178     $     47,340      $  61,263    $ (119,356)     $  181,425
                                                   =============================================================================

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


                Condensed Consolidating Parent Company, Restricted Subsidiaries and Non-Guarantor Balance Sheet
                                                       December 31, 2001
                                                        (In thousands)

                                                      Abraxas                         Non-                          Abraxas
                                                     Petroleum      Restricted      Guarantor     Reclassifi-      Petroleum
                                                   Corporation      Subsidiary     Subsidiary       cations       Corporation
                                                    Inc. Parent    (Canadian       (Old Grey          and             and
                                                     Company(1)      Abraxas)         Wolf)       eliminations    Subsidiaries
                                                  -----------------------------------------------------------------------------
Assets:
Current assets:
   Cash ....................................          $    3,593   $         -       $       -  $         -       $     3,593
   Accounts receivable, less allowance for
     doubtful accounts......................              17,184             -           9,905      (23,028)            4,061
   Equipment inventory .....................               1,061             -               -             -            1,061
   Other current assets ....................                 250             -               -             -              250
                                                   ------------------------------ ----------------------------------------------
                                                          22,088             -           9,905      (23,028)            8,965
Assets held for sale........................                  -        115,528          48,374                        163,902
                                                   ------------------------------ ----------------------------------------------
     Total current assets...................              22,088       115,528          58,279      (23,028)          172,867
Property and equipment - net................             116,462        10,314             710             -          127,486
Deferred financing fees, net  ..............               2,779             -               -             -            2,779
Other assets ...............................             108,801           784               -     (109,101)              484
                                                   ------------------------------ ----------------------------------------------
   Total assets ............................          $  250,130   $   126,626        $ 58,989    $(132,129)      $   303,616
                                                   ============================== ==============================================
Liabilities and Stockholder's deficit:
Current liabilities:
   Accounts payable .............................     $   10,642   $    16,723       $     662    $  (22,985)     $    5,042
   Accrued interest .............................          5,000             -             -               -           5,000
   Other accrued expenses .......................          1,052             -             -               -           1,052
   Hedge liability ..............................            438             -             -               -             438
   Current maturities of long-term debt .........            415             -             -               -             415
                                                   ------------------------------ ----------------------------------------------
                                                          17,547        16,723           662         (22,985)         11,947
   Liabilities related to assets held for sale...               -       22,170        35,382               -          57,552
                                                   ------------------------------ ----------------------------------------------
     Total current liabilities...................         17,547        38,893        36,044         (22,985)         69,499
Long-term debt ..................................        209,611        52,629             -               -         262,240
Future site restoration  ........................             -            462             -               -             462



                                                   ------------------------------ ----------------------------------------------
                                                          227,158       91,984        36,044         (22,985)        332,201
Stockholders' equity (deficit)...................          22,972       34,642        22,945        (109,144)        (28,585)
                                                   ------------------------------ ----------------------------------------------
Total liabilities and stockholders' equity
(deficit)........................................     $   250,130  $   126,626       $  58,989    $ (132,129)     $  303,616
                                                   ============================== ==============================================

           Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                            For the year ended December 31, 2002
                                                       (In thousands)

                                                      Abraxas                         Non-                          Abraxas
                                                     Petroleum      Restricted      Guarantor     Reclassifi-      Petroleum
                                                   Corporation      Subsidiary     Subsidiary       cations       Corporation
                                                    Inc. Parent    (Canadian       (Old Grey          and             and
                                                     Company(1)      Abraxas)         Wolf)       eliminations    Subsidiaries
                                                  -----------------------------------------------------------------------------
Revenues:
   Oil and gas production revenues ...............     $ 20,835      $       -       $   766   $        -         $ 21,601
   Rig revenues ..................................          635              -             -            -              635
   Other  ........................................           71              -             -            -               71
                                                   ---------------------------------------------------------------------------
                                                         21,541              -           766            -            22,307
Operating costs and expenses:
   Lease operating and production taxes ..........        7,639              -           271            -             7,910
   Depreciation, depletion, and amortization .....        9,194              -           460            -             9,654
   Proved property impairment ....................       28,178          3,425         1,247            -            32,850
   Rig operations ................................          567              -             -            -               567
   General and administrative ...................         4,045              -         1,037            -             5,082
                                                   ------------------------------ --------------------------------------------
                                                         49,623          3,425         3,015            -            56,063
                                                   ------------------------------ --------------------------------------------
Operating income (loss)...........................      (28,082)        (3,425)       (2,249)           -           (33,756)

Other (income) expense:
   Interest income ...............................          (92)            -              -            -              (92)
   Amortization of deferred financing fees........        1,325             -              -            -             1,325
   Interest expense...............................       24,689             -              -            -            24,689
   Other .........................................        1,168             -              -            -             1,168
                                                   ---------------------------------------------------------------------------
                                                           27,090            -             -            -            27,090
                                                   ------------------------------ --------------------------------------------
Income (loss) from continuing operations before
   income tax ....................................        (55,172)       (3,425)     (2,249)            -          (60,846)
Income tax expense (benefit)......................              -             -            -            -                 -
Loss from discontinued operations.................              -       (44,448)    (13,233)            -           (57,681)
                                                   ------------------------------ --------------------------------------------
Net  income (loss)................................     $  (55,172)  $   (47,873)   $(15,482)   $          -    $   (118,527)
                                                   ============================== ============================================

           Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                            For the year ended December 31, 2001
                                                       (In thousands)

                                                      Abraxas                         Non-                          Abraxas
                                                     Petroleum      Restricted      Guarantor     Reclassifi-      Petroleum
                                                   Corporation      Subsidiary     Subsidiary       cations       Corporation
                                                    Inc. Parent    (Canadian       (Old Grey          and             and
                                                     Company(1)      Abraxas)         Wolf)       eliminations    Subsidiaries
                                                  -----------------------------------------------------------------------------
Revenues:
   Oil and gas production revenues ...............    $  34,934           $  -      $      -       $    -          $ 34,934
   Gas processing revenues .......................           -               -             -            -                 -
   Rig revenues ..................................          756              -             -            -              756
   Other  ........................................           85              -             -            -               85
                                                   ------------------------------ --------------------------------------------
                                                         35,775              -             -            -            35,775

Operating costs and expenses:
   Lease operating and production taxes ..........        9,302              -             -            -             9,302
   Depreciation, depletion, and amortization .....       12,336              -             -            -            12,336
   Rig operations ................................          702              -             -            -               702
   General and administrative ....................        3,742              -         1,195            -             4,937
   General and administrative (Stock-based
     Compensation)................................       (2,767)             -             -            -            (2,767)
                                                   ------------------------------ --------------------------------------------
                                                         23,315              -         1,195            -            24,510
                                                   ------------------------------ --------------------------------------------
 Operating income (loss)..........................       12,460              -        (1,195)           -            11,265

Other (income) expense:
   Interest income ...............................          (78)             -             -            -              (78)
   Amortization of deferred financing fees........        1,907              -             -            -             1,907
   Interest expense...............................       23,922              -             -            -            23,922
   Other .........................................        1,052              -             -            -             1,052
                                                   ---------------------------------------------------------------------------
                                                         26,803              -             -            -            26,803
                                                   ---------------------------------------------------------------------------
Income (loss) from continuing operations before                                                         -
   income tax ..................................        (14,343)                      (1,195)           -           (15,538)
Income tax expense (benefit)......................          505              -            -             -               505
Loss from discontinued operations.................           -           (6,512)       2,837            -            (3,675)
                                                   ------------------------------ --------------------------------------------
Net  income (loss)................................   $  (14,848)    $    (6,512)     $ 1,642   $        -       $   (19,718)
                                                   ============================== ============================================


             Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                              For the year ended December 31, 2000
                                                         (In thousands)

                                                      Abraxas                         Non-                          Abraxas
                                                     Petroleum      Restricted      Guarantor     Reclassifi-      Petroleum
                                                   Corporation      Subsidiary     Subsidiary       cations       Corporation
                                                    Inc. Parent    (Canadian       (Old Grey          and             and
                                                     Company(1)      Abraxas)         Wolf)       eliminations    Subsidiaries
                                                  -----------------------------------------------------------------------------
Revenues:
   Oil and gas production revenues ...............    $    32,165    $       -       $      -   $         -       $     32,165
   Rig revenues ..................................            505            -              -             -                505
   Other  ........................................            216            -              -             -                216
                                                   -------------------------------------------------------------------------------
                                                           32,886            -              -             -             32,886
Operating costs and expenses:
   Lease operating and production taxes ..........          7,755            -              -             -              7,755
   Depreciation, depletion, and amortization .....         12,328            -              -             -             12,328
   Rig operations ................................            717            -              -             -                717
   General and administrative ....................          4,115            -            725             -              4,840
   General and administrative (Stock-based
     Compensation)................................          2,767            -              -             -               2,767
                                                   -------------------------------------------------------------------------------
                                                           27,682             -           725             -              28,407
                                                   -------------------------------------------------------------------------------
Operating income (loss)...........................          5,204                        (725)            -               4,479

Other (income) expense:
   Interest income ...............................           (530)            -             -             -               (530)
   Amortization of deferred financing fees........          1,660             -             -             -              1,660
   Interest expense ..............................         22,847             -             -             -             22,847
   Gain on sale of equity investment .............        (33,983)            -             -             -            (33,983)
   Other .........................................          1,116             -             -             -              1,116
                                                   -------------------------------------------------------------------------------
                                                           (8,890)            -             -             -             (8,890)
                                                   -------------------------------------------------------------------------------

Income (loss) from continuing operations before
   income tax and extraordinary item..............         14,094                        (725)            -             13,369
Income tax expense (benefit)......................          3,433             -            -                             3,433



                                                   -------------------------------------------------------------------------------
Income (loss) before extraordinary item...........         10,661                        (725)            -              9,936
Loss from discontinued operations.................              -       (5,241)         1,981             -             (3,260)
Extraordinary item:
   Gain on debt extinguishment....................          1,773            -             -              -              1,773
                                                   -------------------------------------------------------------------------------
Net income (loss).................................    $    12,434    $  (5,241)      $  1,256        $    -       $      8,449
                                                   ============================== ============= ============== ===================

                 Condensed Consolidating Parent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                              For the year ended December 31, 2002
                                                         (In thousands)


Operating Activities
Net income (loss) ...........................        $   (55,172)   $  (47,873)     $(15,482)  $          -     $    (118,527)
Loss from discontinued operations............                  -       (44,448)      (13,233)             -           (57,681)
                                                   -----------------------------------------------------------------------------
Loss from continuing operations..............            (55,172)      (3,425)        (2,249)             -           (60,846)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Depreciation, depletion, and
       amortization .........................              9,194              -           460            -              9,654
     Proved property impairment .............             28,178          3,425         1,247            -             32,850
     Deferred income tax (benefit) expense...                  -              -             -            -
     Amortization of deferred financing fees.              1,325              -             -            -              1,325
     Changes in operating assets and
       liabilities:
         Accounts receivable ................             18,088              -             -            -             18,088
         Equipment inventory ................                201              -             -            -                201
         Other  .............................                234              -           262            -                496
         Accounts payables and accrued
           expenses .........................                (47)             -             -            -                (47)
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by continuing
   operations  ..............................              2,001              -          (280)           -              1,721
Net cash provided by discontinued operations.                  -          1,430         6,461            -              7,891
                                                   ------------------------------------------------------------------------------
Net cash provided by operations..............              2,001          1,430         6,181            -              9,612

Investing Activities
Capital expenditures, including purchases
   and development of properties ............             (5,070)             -       (10,826)           -            (15,896)
Proceeds from sale of oil and gas
   properties................................              9,725              -             -            -              9,725
                                                   ------------------------------------------------------------------------------
Net cash provided  (used) by continuing
   operations................................              4,655              -       (10,826)           -             (6,171)
Net cash used in discontinued operations.....                  -         16,856       (15,721)           -              1,135
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by investing
   activities................................              4,655         16,856       (26,547)           -             (5,036)
Financing Activities
Payments on long-term borrowings ............             (8,176)             -             -            -             (8,176)
Deferred financing fees......................             (1,516)             -             -            -             (1,516)
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by continuing
   operations activities.....................             (9,692)             -             -            -             (9,692)
Net cash provided by discontinued operations.                  -          (18,262)     20,529            -              2,267
                                                   ------------------------------------------------------------------------------
Net cash provided  (used) by financing
   activities................................             (9,692)         (18,262)     20,529            -             (7,425)
                                                   ------------------------------------------------------------------------------
Effect of exchange rate changes on cash .....                  -              (24)       (163)           -               (187)
                                                   ------------------------------------------------------------------------------



Increase (decrease) in cash .................             (3,036)             -             -            -             (3,036)
Cash at beginning of year ...................              3,593              -             -            -              3,593
                                                   ------------------------------------------------------------------------------
Cash at end of year..........................                557              -             -            -       $        557
                                                   ==============================================================================

                 Condensed Consolidating Parent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                              For the year ended December 31, 2001
                                                         (In thousands)

                                                       Abraxas                         Non-                          Abraxas
                                                     Petroleum      Restricted      Guarantor     Reclassifi-      Petroleum
                                                   Corporation      Subsidiary     Subsidiary       cations       Corporation
                                                    Inc. Parent    (Canadian       (Old Grey          and             and
                                                     Company(1)      Abraxas)         Wolf)       eliminations    Subsidiaries
                                                  -----------------------------------------------------------------------------
Operating Activities
Net income (loss) ...........................        $   (14,848)   $    (6,512)    $   1,642    $       -      $     (19,718)
Income (loss) from discontinued operations...                  -         (6,512)        2,837            -             (3,675)
                                                   ------------------------------------------------------------------------------
Income (loss) from continuing operations.....             (14,848)            -        (1,195)           -            (16,043)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Loss on sale of equity investment.......                845              -             -            -                845
     Depreciation, depletion, and
       amortization .........................             12,336              -             -            -             12,336
     Amortization of deferred financing fees.              1,907              -             -            -              1,907
     Stock-based compensation ...............             (2,767)             -             -            -             (2,767)
     Changes in operating assets and
       liabilities:
         Accounts receivable ................             28,804              -             -            -             28,804
         Equipment inventory ................                (76)             -             -            -                (76)
         Other  .............................               (281)             -             -            -               (281)
         Accounts payables and accrued
           expenses .........................            (12,915)             -             -            -            (12,915)
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by continuing
   operations ...............................             13,005              -        (1,195)           -             11,810
Net cash provided (used) by discontinued
   operations................................                  -           (428)        2,547            -              2,119
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by operating
   activities................................             13,005           (428)        1,352            -             13,929
Investing Activities
Capital expenditures, including purchases
   and development of properties ............            (19,126)             -             -            -            (19,126)
Proceeds from sale of oil and gas
   properties................................              9,677              -             -            -              9,677
Acquisition of minority interest ............             (2,679)             -             -            -             (2,679)
                                                   ------------------------------------------------------------------------------
Net cash provided  (used)continuing
   operations................................            (12,128)             -             -            -            (12,128)
Net cash provided (used) by discontinued
   operations................................                  -            569         (19,238)         -            (18,669)
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by investing
   activities................................            (12,128)           569         (19,238)         -            (30,797)
                                                   ------------------------------------------------------------------------------
Financing Activities
Proceeds form issuance of common stock.......                 16              -             -            -                 16
Proceeds from long-term borrowings ..........             11,700              -             -            -             11,700
Payments on long-term borrowings ............             (9,326)             -             -            -             (9,326)
                                                   ------------------------------------------------------------------------------
Net cash provided (used) continuing operations             2,390              -             -            -              2,390

Net cash provided (used) by discontinued
   operations................................                  -              -        18,295            -             18,295
                                                   ------------------------------ -----------------------------------------------
Net cash provided (used) by financing
   activities                                              2,390              -        18,295            -             20,685
                                                   ------------------------------------------------------------------------------
                                                           3,267            141           409            -              3,817
Effect of exchange rate changes on cash .....                  -           (141)         (409)           -               (550)
                                                   ------------------------------------------------------------------------------
Increase (decrease) in cash .................              3,267              -             -            -              3,267
Cash at beginning of year ...................                326              -                          -                326
                                                   ------------------------------------------------------------------------------
Cash at end of year..........................        $     3,593              -             -  $          -    $        3,593
                                                   ==============================================================================

                Condensed Consolidating Parent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                             For the year ended December 31, 2000
                                                        (In thousands)

                                                       Abraxas                         Non-                          Abraxas
                                                     Petroleum      Restricted      Guarantor     Reclassifi-      Petroleum
                                                   Corporation      Subsidiary     Subsidiary       cations       Corporation
                                                    Inc. Parent    (Canadian       (Old Grey          and             and
                                                     Company(1)      Abraxas)         Wolf)       eliminations    Subsidiaries
                                                  -----------------------------------------------------------------------------
Operating Activities
Net income (loss) ...........................         $    12,434    $ (5,241)   $    1,256       $       -   $       8,449
Income (loss) from discontinued operations...                  -       (5,241)        1,981               -          (3,260)
                                                   -----------------------------------------------------------------------------
Income (loss) from continuing operations.....              12,434           -          (725)              -          11,709
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
        Extraordinary gain on extinguishment
       of debt...............................              (1,773)           -            -               -          (1,773)
     Gain on sale of equity investment.......             (33,983)           -            -               -         (33,983)
     Depreciation, depletion, and
       amortization .........................              12,329            -            -               -          12,329
     Deferred income tax expense.............               3,433            -            -                           3,433
     Amortization of deferred financing fees.               1,660            -            -               -           1,660
     Stock-based compensation ...............               2,767            -            -               -           2,767
     Issuance of common stock and warrants
       for compensation .....................                 265            -            -               -             265
     Changes in operating assets and
       liabilities:
         Accounts receivable ................                   8            -            -                -              8

         Equipment inventory ................                (538)           -            -                -           (538)
         Other  .............................                (184)           -            -                -           (184)
         Accounts payables and accrued
           expenses .........................               5,357            -            -                -          5,357
                                                   -----------------------------------------------------------------------------
Net cash provided by continuing operations ..               1,775             -        (725)               -          1,050
Net cash provided by discontinued operations.                   -         8,655      11,860                -         20,515
                                                   -----------------------------------------------------------------------------
Net cash provided (used) by operations.......               1,775         8,655      11,135                -         21,565
Investing Activities
Capital expenditures, including purchases
   and development of properties ............             (39,767)           -            -                -        (39,767)
Proceeds from sale of oil and gas
   properties ...............................               5,542            -            -                -          5,542
Proceeds from sale of equity investment .....              34,482            -            -                -         34,482
                                                   -----------------------------------------------------------------------------

Net cash  provided (used) by continuing
   operations................................                 257             -             -              -            257
Net cash provided (used) in discontinued
   operations................................                   -        (8,256)         (10,774)          -        (19,030)
                                                   -----------------------------------------------------------------------------

Net cash provided (used) by investing
   activities................................                 257        (8,256)    (10,774)               -        (18,773)
                                                   -----------------------------------------------------------------------------
Financing Activities
Purchase of treasury stock, net .............                 (78)            -            -               -            (78)
Proceeds from long-term borrowings ..........               6,400             -            -               -          6,400
Payments on long-term borrowings ............              (9,979)            -            -               -         (9,979)
Deferred financing fees .....................                  23             -            -               -             23
                                                   -----------------------------------------------------------------------------
Net cash provided  (used) by  continuing
   operations................................              (3,634)            -            -              -          (3,634)
Net cash provided (used) by discontinued
   operations................................                   -                       (184)             -            (184)
                                                   -----------------------------------------------------------------------------
Net cash provided (used) by financing
   activities................................             (3,634)            -         (184)              -          (3,818)
                                                   -----------------------------------------------------------------------------
                                                          (1,602)           399          177              -           1,026
Effect of exchange rate changes on cash .....                  -           (399)         (177)            -            (576)
                                                   -----------------------------------------------------------------------------
Increase (decrease) in cash .................              (1,602)            -            -              -          (1,602)
Cash at beginning of year ...................               1,928             -            -              -           1,928
                                                   -----------------------------------------------------------------------------
Cash at end of year..........................      $          326         $   -   $        -   $          -   $         326
                                                   =============================================================================

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

     The Company entered into a costless collar hedge agreement with Barrett Resources Corporation ("Barrett") for the period November 1999 through October 2000. This agreement consisted of a swap for 1,000 Bbls per day of crude oil with the Company being paid $20.30 and paying NYMEX calendar month average, and an additional 1,000 Bbls of crude oil per day with a floor price of $18.00 per Bbl and a ceiling of $22.00 per Bbl. The Company realized a loss from hedges of $20.2 million for the year ended December 31, 2000, which is accounted for in Oil and Gas Production Revenue. At year end 2001 Barrett had a swap call on either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barrett's option at fixed prices ($18.90 for crude oil or $2.60 to $2.95 for natural gas) through October 31, 2002. The Company realized a loss from hedges of $12.1 million and $3.2 million for the years ended December 31, 2001 and 2002 respectively, of which $6.6 million and $1.5 million was from continuing operations, which is accounted for in Oil and Gas Production Revenue.

     Under the terms of the New Senior Secured Credit Agreement, (see Note 3) the Company is required to maintain hedging agreements with respect to not less than 25% nor more than 75% of it crude oil and natural gas production for a rolling six month period. As of January 23, 2003, the Company has entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of the Company's production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu, for the calendar months of February through July 2003. In February 2003 the Company entered into an additional hedge agreement for 5,000 MMbtu per day with a floor of $4.50 per MMBtu for the calendar months of March 2003 through February 2004.

17. Comprehensive Income

     Comprehensive income includes net income, losses and certain items recorded directly to Stockholders' Equity and classified as Other Comprehensive Income
(Loss). The following table illustrates the calculation of comprehensive income for the year ended December 31, 2002:

                                                                                                 Accumulated Other
                                                                            Comprehensive      Comprehensive Income
                                                                            Income (Loss)             (Loss)
                                                                          ------------------- ------------------------
                                                                             For the year
                                                                                 Ended                As of
                                                                          December 31, 2002      December 31,2002
                                                                          --------------------------------------------
Accumulated other comprehensive loss at December 31, 2001 .........                                    $ (13,561)
   Net loss........................................................       $        (118,527)
                                                                          -------------------
Other Comprehensive income (loss):
   Hedging derivatives (net of tax) - See Note 16
     Reclassification adjustment for settled hedge contracts,  net
     of taxes of ($596)............................................                    2,556
     Change in fair market value of outstanding hedge positions
     net of taxes of $504..........................................                   (1,990)
                                                                          -------------------
                                                                                         566
   Foreign currency translation adjustment.........................                    4,292
                                                                          -------------------
Other comprehensive income (loss)..................................                    4,858                    4,858
                                                                          -------------------

Comprehensive income (loss)........................................              $  (113,669)
                                                                          ===================    ---------------------
Accumulated other comprehensive loss at December 31, 2002..........                                        $  (8,703)
                                                                                                 =====================

18.  Proved Property Impairment

     In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the year, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of December 31, 2001, the Company's net capitalized costs of oil and gas properties exceeded the present value of its estimated proved reserves by $71.3 million ($38.9 million on the U.S. properties and $32.4 million on the Canadian properties). These amounts were calculated considering 2001 year-end prices of $19.84 per barrel for oil and $2.57 per Mcf for gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, oil and gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved oil and gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for oil and $2.89 per Mcf for gas. During the second quarter of 2002, the Company had a ceiling limitation write-down of $116.0 million, $32.9 million related to continuing operations and $83.1 million related to discontinued operations.

19.  Supplemental Oil and Gas Disclosures (Unaudited)

     The accompanying table presents information concerning the Company's crude oil and natural gas producing activities from continuing operations as required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities are as follows:

                                                                                    Years Ended December 31
                                         -------------------------------------------------------------------------------------------
                                                              2001                                                  2002
                                         ----------------------------------------------- -------------------------------------------
                                             Total             U.S.          Canada            Total        U.S.           Canada
                                         ---------------  -------------- --------------- -------------- ------------- --------------
                                                                                     (In thousands)
     Proved crude oil and natural
       gas properties ............       $    290,635     $    284,182     $     6,453   $    298,972   $    279,401      $  19,571
     Unproved properties .........              4,571              -             4,571          7,052         -               7,052
                                         ---------------  -------------- --------------- -------------- ------------- --------------
       Total ..........................       295,206          284,182          11,024        306,024         279,401        26,623
     Accumulated depreciation,
       depletion, and
       amortization, and
       impairment ................           (168,124)        (168,124)              -       (210,313)      (205,181)        (5,132)
                                         --------------- -------------- ---------------- -------------- ------------- --------------
         Net capitalized costs ...       $    127,082      $   116,058    $     11,024    $    95,711    $    74,220   $     21,491
                                         =============== =============================== ============== =============  =============

     Cost incurred in oil and gas property acquisitions, exploration and development activities are as follows:

                                                                                           Years Ended December 31
                                   -------------------------------------------------------------------------------------------------
                                                    2000                            2001                          2002
                                   -------------------------------- --------------------------------- -----------------------------
                                       Total      U.S.    Canada       Total       U.S.       Canada   Total     U.S.   Canada (1)
                                   --------- ----------- --------- ---------- ------------- --------- -------- -------- ------------
                                                                             (In thousands)
   Property acquisition costs:
     Proved .......................  $    -    $    -      $   -     $   -      $    -     $    -   $  -      $    -    $       -
     Unproved .....................       -         -          -         -           -          -      -           -            -
                                   --------- ----------- --------- ---------- ---------- --------- ---------- --------- ------------
                                     $    -    $    -      $   -     $   -      $    -     $    -   $  -      $    -    $       -
                                   ========= =========== ========= ========== ========== ========= ========== ========= ===========

   Property development and
     exploration costs ............ $ 39,631   $ 39,631   $    -     $ 18,867   $ 18,867   $   -    $ 15,770  $  4,944    $ 10,826
                                   ============== ============== ==============  ===========================  ========= ===========

         (1) Canadian costs in 2002 were primarily for exploratory purposes.


         The results of operations for oil and gas producing activities are as follows:

                                                                    Years Ended December 31
                                ----------------------------------------------------------------------------------------------------
                                                2000                             2001                             2002
                                ---------------------------------- ------------------------------- ---------------------------------
                                  Total        U.S.        Canada      Total     U.S.   Canada        Total       U.S.      Canada
                                ---------- ------------ ---------- --------- ---------- --------   --------- ------------- ---------
                                                                             (In thousands)

Revenues ...................     $ 32,165     $ 32,165    $   -     $ 4,934   $ 34,934    $   -    $ 21,601   $  20,835   $   766
Production costs ...........       (7,755)      (7,755)       -      (9,302)    (9,302)       -      (7,910)    (7,639)     (271)
Depreciation, depletion,
  and amortization .........      (11,968)     (11,968)       -     (11,976)   (11,976)       -      (9,339)    (8,879)     (460)
Proved property impairment .            -            -        -           -         -         -     (32,850)   (28,178)   (4,672)
General and administrative .       (1,118)      (1,118)       -      (1,073)    (1,073)       -      (1,270)    (1,011)     (259)
Income taxes (expense)
  benefit...................            -            -        -           -         -         -           -         -          -
                                ---------- ------------ ---------- --------- ---------- --------- ---------- ---------- ----------

Results of operations from oil
  and gas producing activities
  (excluding corporate overhead
  and interest costs) .......... $ 11,324    $  11,324    $   -    $ 12,583   $ 12,583    $  -    $(29,768)   $(24,872)  $  (4,896)
                                ========== ============ ========== ========= ========== ========= ========== ========== ==========
Depletion rate per barrel
  of oil equivalent, before
  impact of impairment .....     $   6.19    $    6.19    $   -    $   6.96   $   6.96    $  -      $ 7.65     $   7.55  $  10.30
                                ========== ============ ========== ========= ========== ========= ========== ========== ==========

Estimated Quantities of Proved Oil and Gas Reserves

     The following table presents the Company's estimate of its net proved crude oil and natural gas reserves as of December 31, 2000, 2001, and 2002. The Company's management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reserve engineers.

                                                               Total                  United States              Canada
                                                    --------------------------- ------------------------ --------------------------
                                                       Liquid      Natural        Liquid       Natural       Liquid       Natural
                                                    Hydrocarbons     Gas       Hydrocarbons     Gas       Hydrocarbons     Gas
                                                    ------------- ----------- --------------  ---------- ------------- -----------
                                                     (Barrels)     (Mcf)        (Barrels)       (Mcf)      (Barrels)      (Mcf)
                                                                                        (In Thousands)
     Proved developed and undeveloped reserves:
       Balance at January 1, 2000 (1) .............     6,421      80,417          6,421       80,417           -            -
         Revisions of previous estimates ..........        54     (13,441)            54      (13,441)          -            -
         Extensions and discoveries ...............       315      57,371            315       57,371           -            -
         Purchase of minerals in place ............         -           -              -            -           -            -
         Production ...............................      (539)     (8,364)          (539)      (8,364)          -            -
         Sale of minerals in place ................      (170)     (1,075)          (170)      (1,075)          -            -
                                                    ------------- ----------- --------------- ---------- ------------  -----------
       Balance at December 31, 2000................     6,081     114,908          6,081      114,908           -            -
         Revisions of previous estimates ..........      (688)      3,318           (688)       3,318           -            -
         Extensions and discoveries ...............       361      12,086            354        4,886           7        7,200
         Production ...............................      (416)     (7,823)          (416)      (7,823)          -            -
         Sale of minerals in place ................      (924)     (6,821)          (924)      (6,821)          -            -
                                                    - ---------- ------------ -------------- ----------- ------------  -----------
       Balance at December 31, 2001................     4,414     115,668          4,407      108,468           7        7,200
         Revisions of previous estimates ..........       (69)    (17,705)           (63)     (15,248)         (6)      (2,457)
         Extensions and discoveries ...............       231       9,036              -            -         231        9,036
         Production ...............................      (274)     (5,680)          (264)      (5,472)        (10)        (208)
         Sale of minerals in place ................      (843)     (9,553)          (843)      (9,553)          -            -
                                                    ------------ ------------ -------------- ----------- ------------  ------------
       Balance at December 31, 2002................     3,459      91,766          3,237       78,195         222       13,571
                                                    ============ ============ ============== =========== ============  ============

 (1) The beginning of year 2000 amounts exclude the Company's proportional interest in Partnership proved reserves, accounted for by the equity method,
2.8 Mbbls of liquid hydrocarbons and 25.8 MMcf of natural gas.



Estimated Quantities of Proved Oil and Gas Reserves (continued)

                                                               Total                  United States              Canada
                                                    --------------------------- ------------------------ --------------------------
                                                       Liquid      Natural        Liquid       Natural       Liquid       Natural
                                                    Hydrocarbons     Gas       Hydrocarbons     Gas       Hydrocarbons     Gas
                                                    ------------- ----------- --------------  ---------- ------------- -----------
                                                     (Barrels)     (Mcf)        (Barrels)       (Mcf)      (Barrels)      (Mcf)
                                                                            (In thousands)
     Proved developed reserves:
       December 31, 2000.........................      4,309       48,177         4,309         48,177        -             -
                                                    ------------- ----------- --------------  ---------- ------------- -----------
       December 31, 2001 ........................      2,892       40,514         2,892         40,514        -             -
                                                    ------------- ----------- --------------  ---------- ------------- -----------
       December 31, 2002.........................      1,858       43,308         1,753         34,776         105         8,532
                                                    ------------- ----------- --------------  ---------- ------------- -----------


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

     The following disclosures concerning the standardized measure of future cash flows from proved crude oil and natural gas reserves from continuing operations are presented in accordance with SFAS No. 69. The standardized measure does not purport to represent the fair market value of the Company's proved crude oil and natural gas reserves. An estimate of fair market value would also take into account, among other factors, the recovery of reserves not classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

     Under the standardized measure, future cash inflows were estimated by applying period-end prices at December 31, 2002 adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis of the properties. Operating loss carryforwards, tax credits, and permanent differences to the extent estimated to be available in the future were also considered in the future income tax calculations, thereby reducing the expected tax expense.

         Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.


     Set forth below is the Standardized Measure relating to proved oil and gas reserves for:

                                                                                       Years Ended December 31
                             ------------------------------------------------------------------------------------------------------
                                                2000                              2001                          2002
                             ---------- -------------------------------------------------------------------------------------------
                                 Total         U.S.         Canada     Total        U.S.     Canada     Total      U.S.     Canada
                             ------------------------------------------------------------------------------------------------------
                                                                             (In thousands)

Future cash inflows ........ $  1,274,871  $ 1,274,871    $   -  $  313,640   $  313,640    $   -  $  454,052  $  389,061 $ 64,991
Future production and
  development costs ........     (254,667)    (254,667)       -    (138,296)    (138,296)       -    (177,306)   (158,507) (18,799)
Future income tax expense ..      (65,421)     (65,421)       -           -            -        -        -           -          -
                             ------------- ------------- -------- ----------- ------------- ------- ----------- --------- ---------
Future net cash flows ......      954,783      954,783        -     175,344      175,344        -     276,746     230,554   46,192
Discount ...................     (468,663)    (468,663)       -     (98,157)     (98,157)     -      (140,162)   (120,238) (19,924)
                             ------------- ------------- -------- ----------- ------------- ------- ----------- --------- ---------
Standardized Measure of
  discounted future net
  cash relating to proved
  reserves ................. $    486,120   $  486,120     $  -   $  77,187   $   77,187    $   -  $  136,584  $  110,316  $26,268
                             ============ ============== ======== ============ ============ ======= =========== ========= =========


Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

     The following is an analysis of the changes in the Standardized Measure for continuing operations:

                                                                 Year Ended December 31
                                                ----------------------------------------------------------
                                                       2000                2001               2002
                                                ------------------- ------------------- ------------------
                                                                     (In thousands)

   Standardized Measure, beginning
     of year .................................     $     123,283       $     486,120       $      77,187
   Sales and transfers of oil and gas
     produced, net of production costs .......           (24,410)            (25,632)            (13,691)
   Net changes in prices and development
     and production costs from prior year ....           356,237            (333,920)             64,652
   Extensions, discoveries, and improved
     recovery, less related costs ............           215,895               4,010              31,122
   Purchases of minerals in place ............                 -                 -                   -
   Sales of minerals in place ................            (7,631)            (36,681)             (9,089)
   Revision of previous quantity estimates ...           (47,794)             (2,400)            (12,888)
   Change in future income tax expense .......           (65,422)             65,422                   -
   Other .....................................           (76,366)           (128,344)             (8,428)
   Accretion of discount .....................            12,328              48,612               7,719
                                                ------------------- ------------------- ------------------
     Standardized Measure, end of year .......     $     486,120       $      77,187         $   136,584
                                                =================== =================== ==================

FINANCIAL STATEMENTS



GREY WOLF EXPLORATION INC.



December 31, 2002

Deloitte & Touche LLP
3000, 700 Second Street SW
Calgary  AB  Canada  T2P 0S7

Telephone     +1 403-267-1700
Facsimile     +1 403-264-2871


AUDITORS' REPORT



To the Directors of
Grey Wolf Exploration Inc.

We have audited the balance sheets of Grey Wolf Exploration Inc. as at December 31, 2002 and 2001 and the statements of earnings (loss) and retained earnings (deficit) and of cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the financial statements for each of the years in the three-year period ended December 31, 2002, we conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 in accordance with Canadian generally accepted accounting principles.

On February 23, 2001, we reported separately to the shareholders of the Company on financial statements for the year ended December 31, 2000, prepared in accordance with the Canadian generally accepted accounting principles, which excluded Note 12 on differences between Canadian and United States generally accepted accounting principles.



Calgary, Canada                                /s/ Deloitte & Touche LLP
March 10, 2003                                     Chartered Accountants

                    COMMENTS BY AUDITORS FOR U.S. READERS ON
                       CANADA - U.S. REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) outlining changes in accounting principles that have been implemented in the financial statements. As discussed in Note 7 to the financial statements, in 2001 the Company changed its method of computing diluted earnings per share to conform to the new Canadian Institute of Chartered Accountants Handbook recommendation section 3500. In addition, as discussed in Note 6 to the financial statements, in 2000 the Company changed its method of accounting for income taxes to conform to the new Canadian Institute of Chartered Accountants Handbook recommendation section 3465.

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) outlining significant subsequent events that have been disclosed in the financial statements. We have not audited any financial statements of the Company for any period subsequent to December 31, 2002. However, as discussed in Note 13, the Company's parent company sold all of the outstanding common shares of the Company on January 23, 2003.



Calgary, Canada                                 /s/ Deloitte & Touche LLP
March 10, 2003                                      Chartered Accountants

GREY WOLF EXPLORATION INC.

Balance Sheets
As At December 31
(Thousands of Canadian dollars)

                                                                                       2002                 2001
                                                                                        $                     $
                                                                               -------------------------------------------

ASSETS
Current
Cash (Note 4)                                                                               3,365                 4,405
Accounts receivable (Note 10)                                                               8,230                 9,980
                                                                               -------------------------------------------
                                                                                           11,595                14,385

Long-term receivable (Note 10)                                                             10,000                10,000
Property and equipment (Note 3)                                                            23,401                71,879
Future income taxes (Note 6)                                                               25,233                     -
                                                                               -------------------------------------------
                                                                                           70,229                96,264
                                                                               -------------------------------------------

Liabilities
Current
Accounts payable and accrued liabilities (Note 10)                                         10,078                15,183

Long-term debt (Note 4)                                                                    69,227                36,356
Future site restoration and abandonment                                                     1,221                 1,050
Future income taxes (Note 6)                                                                    -                 6,359
                                                                               -------------------------------------------
                                                                                           80,526                58,948
                                                                               -------------------------------------------

CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY (DEFICIENCY)
Share capital (Note 5)                                                                     27,891                27,891
Retained earnings (deficit)                                                               (38,188)                9,425
                                                                               -------------------------------------------
                                                                                          (10,297)               37,316
                                                                               -------------------------------------------
                                                                                           70,229                96,264
                                                                               -------------------------------------------

See accompanying notes


GREY WOLF EXPLORATION INC.

Statements of Earnings (Loss) and Retained Earnings (Deficit)
Years Ended December 31
(thousands of Canadian dollars, except for share amounts)
                                                                                2002             2001            2000
                                                                                 $                 $               $
                                                                         ---------------------------------------------------
Revenue
Petroleum and natural gas sales                                                  33,245             30,268         26,009
Royalties, net of Alberta Royalty Tax Credit                                     (8,237)            (7,615)        (5,380)
                                                                         ---------------------------------------------------
                                                                                 25,008             22,653         20,629
                                                                         ---------------------------------------------------
Expenses
Operating                                                                         6,032              3,844          3,462
General and administrative (Note 3)                                               2,367              1,278          1,384
Interest and finance charges (Note 10)                                            4,518              1,827          1,126
Depletion, depreciation and site restoration (Note 3)                             8,003              8,364          7,924
Write down of petroleum and natural gas properties
   and facilities                                                                82,635                  -              -
Amortization of deferred financing fees (Note 4)                                    634                  -              -
                                                                         ---------------------------------------------------
                                                                                104,189             15,313         13,896
                                                                         ---------------------------------------------------

Earnings (loss) before taxes                                                    (79,181)             7,340          6,733
                                                                         ---------------------------------------------------
Provision for (recovery of) taxes (Note 6)
    Current                                                                          24                144             61
    Future                                                                      (31,592)             3,061          2,732
                                                                         ---------------------------------------------------
                                                                                (31,568)             3,205          2,793
                                                                         ---------------------------------------------------
Net earnings (loss)                                                             (47,613)             4,135          3,940

Retained earnings, beginning of year                                              9,425              5,290          1,912
Adoption of income tax accounting standard change (Note 6)                            -                  -           (562)
                                                                         ---------------------------------------------------
Retained earnings (deficit), end of year                                        (38,188)             9,425          5,290
                                                                         ---------------------------------------------------
Basic and diluted earnings (loss) per share (Note 7)                              (3.71)              0.32           0.31
                                                                         ---------------------------------------------------

Weighted average number of shares
    Basic                                                                    12,841,327         12,776,407     12,660,528
    Diluted                                                                  12,841,327         12,776,407     12,732,251
                                                                         ---------------------------------------------------


See accompanying notes


GREY WOLF EXPLORATION INC.

Statements of Cash Flows
Years Ended December 31
(Thousands of Canadian dollars, except for share amounts)
                                                                               2002              2001             2000
                                                                                $                  $               $
                                                                         ---------------------------------------------------
Operating Activities
Net earnings (loss)                                                            (47,613)            4,135           3,940
Depletion, depreciation and site restoration                                     8,003             8,364           7,924
Write down of petroleum and natural gas properties
    and facilities                                                              82,635                 -               -
Future income tax expense (recovery)                                           (31,592)            3,061           2,732
Amortization of deferred financing fees                                            634                 -               -
                                                                         ---------------------------------------------------
Cash flow from operations                                                       12,067            15,560          14,596
Changes in non-cash working capital items (Note 9)                              (3,355)             (746)          1,936
                                                                         ---------------------------------------------------
                                                                                 8,712            14,814          16,532
                                                                         ---------------------------------------------------

Financing Activities
Increase in long-term debt                                                      67,994            28,334            (273)
Repayments of long-term debt                                                   (35,723)                -               -
Increase in long-term receivable                                                     -           (10,000)              -
Issuance of common shares                                                            -               336               3
                                                                         ---------------------------------------------------
                                                                                32,271            18,670            (270)
                                                                         ---------------------------------------------------
Total cash resources provided                                                   40,983            33,484          16,262
                                                                         ---------------------------------------------------

Investing Activities
Property and equipment received under property swap agreement                        -                 -          10,779
Disposal of property and equipment under property swap agreement                     -                 -         (12,332)
                                                                         ---------------------------------------------------
Net cash proceeds                                                                    -                 -          (1,553)
Other acquisitions                                                                   -             1,071              13
Expenditures for property and equipment                                         45,558            36,800          17,941
Dispositions of property and equipment                                          (3,657)           (8,838)           (342)
Site restoration                                                                   122                46             203
                                                                         ---------------------------------------------------
                                                                                42,023            29,079          16,262
                                                                         ---------------------------------------------------

Increase (decrease) in cash                                                     (1,040)            4,405               -
Cash, beginning of year                                                          4,405                 -               -
                                                                         ---------------------------------------------------
Cash, end of year                                                                3,365             4,405               -
                                                                         ---------------------------------------------------

Basic and diluted cash flow from operations
     per share (Note 7)                                                           0.94              1.22            1.15
                                                                         ---------------------------------------------------

Cash interest paid                                                               5,483             1,840           1,123
Cash taxes paid                                                                     88                82              72
                                                                         ---------------------------------------------------
See accompanying notes

GREY WOLF EXPLORATION INC.
Notes to the Financial Statements
Years Ended December 31, 2002, 2001 and 2000
-------------------------------------------------------------------------------
(Tabular amounts in thousands of Canadian dollars, except for share amounts)

1.   DESCRIPTION OF BUSINESs

     Grey Wolf Exploration Inc. ("Grey Wolf" or "the Company") was incorporated under the laws of the Province of Alberta on December 23, 1986. The Company's primary business is the exploration, development and production of crude oil and natural gas in western Canada. As at December 31, 2002 and 2001 the Company was a wholly-owned subsidiary of Abraxas Petroleum Corporation ("Abraxas").

2.   SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and U.S. GAAP are outlined in Note 12 to the financial statements.

     Cash

     Cash includes amounts held in short-term deposits with original maturities of 90 days or less.

     Property and equipment

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

     Depletion of petroleum and natural gas properties and depreciation of production equipment, except for gas plants and related facilities, is provided on accumulated costs using the unit-of-production method based on estimated proved petroleum and natural gas reserves, before royalties, as determined by independent engineers. For purposes of the depletion calculation, proven petroleum and natural gas reserves are converted to a common unit of measure on the basis of one barrel of oil or liquids being equal to six thousand cubic feet of natural gas. Depreciation of gas plants and related production facilities is calculated on a straight-line basis over an average 18-year term.

     The depletion and depreciation cost base includes capitalized costs, less costs of unproved properties, plus provision for future development costs of proved undeveloped reserves.

     The net carrying value of the Company's petroleum and natural gas properties is limited to an ultimate recoverable amount (the "ceiling test"). This amount is the aggregate of estimated future net revenues from proved reserves and the costs of unproved properties, net of impairment allowances, less future estimated production costs, general and administration costs, financing costs, site restoration and abandonment costs, and income taxes. Future net revenues are estimated using period end prices and costs without escalation or discounting, and the income tax and Alberta Royalty Tax Credit legislation substantially enacted at the balance sheet date.

     Furniture, leasehold improvements, computer hardware, software and office equipment are carried at cost and are depreciated over the estimated useful life of the assets at rates varying between 20 percent and 30 percent, on a declining-balance basis.

     Future site restoration and abandonment costs

     The estimated cost of future site restoration is based on the current cost and the anticipated method and extent of site restoration in accordance with existing legislation and industry practice. The annual charge is provided for on a unit-of-production basis for all properties except for gas plants for which the annual charge is calculated on a straight-line basis over the estimated remaining life of the plants. Actual site restoration expenditures are charged to the accumulated liability account as incurred.

     Use of estimates

     The amounts recorded for depletion and depreciation of property and equipment and the provision for site restoration are based on estimates of proved reserves and production rates. The ceiling test calculation is based on estimates of proved reserves, production rates, oil and natural gas prices, future costs and other relevant assumptions. By their nature, these estimates are subject to uncertainty and the effect on the financial statements of changes in such estimates could be significant.

     Joint operations

     Substantially all of the Company's exploration and development activities are conducted jointly with others, and accordingly, the financial statements reflect only the Company's proportionate interest in such activities.

     Revenue recognition

     Petroleum and natural gas sales are recognized when the commodities are delivered to purchasers.

     Future income taxes

     Effective January 1, 2000, the Company adopted, on a retroactive basis without restatement of prior periods, the new Canadian Institute of Chartered Accountants ("CICA") accounting recommendation, "Income Taxes". Under this standard, future income tax assets and liabilities are measured based upon temporary differences between the carrying values of assets and liabilities and their tax basis. Income tax expense (recovery) is computed based on the change during the year in the future tax assets and liabilities. Effects of changes in tax laws and tax rates are recognized when substantially enacted. Prior to January 1, 2000, the Company followed the deferral method of accounting for income taxes.

     Stock options

     Prior to December 31, 2001, the Company had a stock option plan as described in Note 5. No compensation expense was recognized when the stock options were issued. Consideration received on exercise of stock options was credited to share capital.

     Per share figures

     Basic per share figures are calculated using the weighted average number of common shares outstanding during the year.

     Effective January 1, 2001, the Company retroactively adopted, with restatement of prior periods, the new recommendations of CICA Handbook
     Section 3500. Under the revised standard, diluted per share figures are calculated based on the weighted average number of shares outstanding during the year plus the additional common shares that would have been outstanding if potentially dilutive common shares had been issued using the treasury stock method. Prior to the adoption of the new recommendations, diluted per share amounts were determined using the imputed earnings method.

     Comparative figures

     Certain of the prior years' comparative figures have been reclassified to conform to the current year's presentation.

3.   PROPERTY AND EQUIPMENT

                                                                                       2002
                                                             --------------------------------------------------------
                                                                                    Accumulated
                                                                                   Depletion and        Net Book
                                                                    Cost            Depreciation          Value
                                                                      $                  $                  $
                                                             --------------------------------------------------------
    Petroleum and natural gas properties                                120,727         (102,708)          18,019
    Gas plants and related production facilities                         21,641         (16,314)            5,327
    Other assets                                                            621            (566)               55
                                                             --------------------------------------------------------
    Net property and equipment                                          142,989        (119,588)           23,401
                                                             --------------------------------------------------------
                                                                                       2001
                                                             --------------------------------------------------------
                                                                                    Accumulated
                                                                                   Depletion and        Net Book
                                                                    Cost           Depreciation           Value
                                                                     $                   $                  $
                                                             --------------------------------------------------------

    Petroleum and natural gas properties                                 89,516           (25,649)         63,867
    Gas plants and related production facilities                         11,010          (3,097)            7,913
    Other assets                                                            597            (498)               99
                                                             --------------------------------------------------------
    Net property and equipment                                          101,123         (29,244)           71,879
                                                             --------------------------------------------------------

     For the year ended December 31, 2002, $701,000 of general and administrative expenses were capitalized as part of property and equipment related directly to the Company's exploration and development activities (2001 - $402,000 and 2000 - $380,000).

     As a result of the quarterly ceiling test calculation at June 30, 2002, the Company recorded a write-down of its petroleum and natural gas properties and facilities in the amount of $82,635,000 ($49,649,000 net of related tax recovery). The impairment was primarily due to lower gas prices and reserve revisions subsequent to December 31, 2001, and higher future estimated interest costs relating to the Mirant Facility (Note 4).

     Undeveloped property costs of $4,961,511 were excluded from the depletion base for the year ended December 31, 2002 (2001 - $6,065,907 and 2000 - $6,441,705).

     Future site restoration and abandonment charges of $294,029 are included in depletion, depreciation and site restoration expense for the year ended December 31, 2002 (2001 - $197,987 and 2000 - $210,486).

4.   LONG-TERM DEBT

     Long term debt is comprised of the following:
                                                   2002                2001
                                                     $                  $
                                            ------------------ ----------------

    Mirant Facility                                72,398              40,127
    Revolving term credit facility                      -               5,000
    Cash held in trust                                  -              (5,000)
    Unamortized deferred financing charges         (3,171)             (3,771)
                                            ------------------ ----------------
                                                   69,227              36,356
                                            ------------------ ----------------

     At December 31, 2002 and 2001, the Company had a credit facility with Mirant Canada Energy Capital Ltd., (the "Mirant Facility") with a maximum available limit of $150,000,000. At December 31, 2002, $72,398,000 was drawn on this facility  (2001 -  $40,127,000).  Of the  $72,398,000  drawn,
     $10,000,000  was advanced to Canaxas  (2001 -  $10,000,000)  (Note 10). The
     Company is required to pay an amount equal to monthly net cash flow from operations less interest payments, general and administrative expenses and approved capital expenditures. Loan advances are supported by a first charge demand debenture in the amount of $200,000,000 together with a debenture pledge agreement providing a first priority lien on all the assets of the Company.

     Under the Mirant Facility, loan advances bear interest at 9.5%, plus a 5% overriding royalty which will decrease to 2.5% when certain conditions are met. The overriding royalty granted to Mirant was treated as a disposition of petroleum and natural gas properties in the amount of $3,600,000, with a corresponding deferred financing charge recorded of $3,600,000, based on the fair value at the date of disposition. This deferred charge plus additional fees paid in 2001 and 2002 to secure the facility have been netted against the outstanding loan balance and are being amortized over a 6-year period ending in 2007.

     The Mirant Facility was used to extinguish the previous revolving term credit facility. As at December 31, 2001, all of the previous revolving term credit facility had been repaid except for a banker's acceptance for $5,000,000. As at December 31, 2001, equivalent cash had been placed in trust to cover the $5,000,000 repayment, and accordingly was netted against the loan for financial statement purposes. The remaining $5,000,000 was repaid in January 2002.

     At December 31, 2000, the Company had a revolving term credit facility with a Canadian chartered bank with a maximum limit of $20,000,000. At December 31, 2000, $11,792,690 was drawn down against this facility. Under the facility, loan advances bore interest at bank prime plus 1/8%, or the then current bankers' acceptances rate plus 1 1/8%. Loan advances were supported by a first floating charge demand debenture in the amount of $25,000,000 covering all the assets of the Company. During May 2001, the maximum limit under the revolving term credit facility was increased to $27,000,000 and remained at this level until replaced by the Mirant Facility in December 2001.

     Effective January 1, 2002, the Emerging Issues Committee of the CICA issued Abstract No. 122, which requires callable debt obligations to be presented with current liabilities on the balance sheet. The maximum available amount under the Mirant Facility may be terminated or reduced below the outstanding amount only upon certain unanticipated events of default, and therefore is not classified as a callable debt obligation. In addition, it is anticipated the Company will be a net borrower due to a number of planned capital projects over the next several years. Accordingly, the outstanding balance has been classified as a long-term liability on the balance sheet. The facility matures in December 2007.

     Interest and financing charges for the year ended December 31, 2002 includes $5,483,000 of interest expense relating to long-term debt (2001 - $843,000 and 2000 - $1,126,000).

5.   SHARE CAPITAL

     Authorized

     Unlimited number of common shares without nominal or par value.

     Issued
                                                                              Number of               Amount
                                                                               Shares                   $
                                                                        ---------------------------------------------
    Balance, January 1, 2000                                                   12,659,741               27,552

    Exercise of stock options                                                       1,800                    3
                                                                        ---------------------------------------------
    Balance, December 31, 2000                                                 12,661,541               27,555

    Exercise of stock options                                                     179,786                  336
                                                                        ---------------------------------------------
    Balance, December 31, 2001 and 2002                                        12,841,327               27,891
                                                                        ---------------------------------------------

     Stock options

     Prior to December 31, 2001, a maximum of 1,270,000 options to purchase common shares were authorized for issuance under the Company's stock option plan. The options were exercisable on a cumulative basis at 25% per year commencing one year after the grant date and expiring in five years from the date of grant. During the year ended December 31, 2001, all options outstanding in the Company were cancelled and new options were issued by Abraxas.


                                                                                  Number       Weighted Average
                                                                                of Options       Option Price
                                                                       ----------------------------------------------
     Balance, January 1, 2000                                                  1,033,715               2.84
     Issued                                                                      398,376               1.60
     Exercised                                                                    (1,800)              1.60
     Cancelled                                                                  (420,262)              2.53
                                                                       ------------------------
     Balance, December 31, 2000                                                1,010,029               2.30
     Exercised                                                                  (179,786)              1.87
     Cancelled                                                                  (830,243)              2.39
                                                                       ------------------------
     Balance December 31, 2001 and 2002                                                -
                                                                       ------------------------


6.   PROVISION FOR TAXES

     Effective January 1, 2000, the Company accounts for future income taxes using the liability method. Prior to January 1, 2000, the Company followed the deferral method of accounting for income taxes.

     Upon adoption of the new accounting recommendation of the CICA effective January 1, 2000, the Company recorded a future income tax liability of $562,000 and decreased the Company's retained earnings by $562,000. Had the new method not been adopted, 2000 net earnings would have been increased by $88,000.

     The total provision for taxes recorded differs from the tax calculated by applying the combined statutory Canadian corporate and provincial income tax rates as follows:

                                                                      2002              2001               2000
                                                                       $                  $                 $
                                                             --------------------------------------------------------
    Calculated income tax (recovery) expense at
    42.12% (2001 - 42.62% and 2000 - 44.62%)                    (33,351)             3,128             3,004
    Increase (decrease) in tax resulting from:
    Non-deductible crown royalties and other charges                 2,511              2,950             2,254
    Resource allowance and related items                              (583)            (2,757)           (2,066)
    Alberta Royalty Tax Credit                                        (105)              (177)             (231)
    Large Corporation Tax                                               24                144                61
    Tax rate adjustment                                                (62)              (151)                -
    Other                                                               (2)                68              (229)
                                                             --------------------------------------------------------
    Provision for (recovery of) taxes                              (31,568)             3,205             2,793
                                                             --------------------------------------------------------

     The major components of future income tax asset (liability) at December 31, 2002 and 2001 are as follows:

                                                    2002             2001
                                                      $                $
                                               --------------- ----------------
    Property and equipment                          25,522           (7,672)
    Future site restoration                            514              447
    Share issue costs                                   19              117
    Attributed royalty income carried forward          607              511
    Resource allowance                              (1,357)             310
    Deferred financing costs                           (72)             (72)
                                               --------------- ----------------
                                                    25,233           (6,359)
                                               --------------- ----------------


     No valuation allowance has been recorded with respect to the future income tax asset balance at December 31, 2002 based on management's assessment that the amount is more likely than not to be realized.

7.   PER SHARE figures

     The  treasury   method  of  calculating   per  share  figures  was  adopted
     retroactively effective January 1, 2001, with restatement of prior periods.

     If the imputed earnings method was utilized for the year ended December 31, 2000, diluted net earnings per share would have been $0.31 per share and diluted cash flow from operations per share would have been $1.11. There was no impact on 2001 diluted per share figures as a result of adopting the new treasury method.

8.   FINANCIAL INSTRUMENTS

     Financial instruments of the Company consist of accounts receivable, long-term receivable, accounts payable and accrued liabilities, and long-term debt. As at December 31, 2002 and 2001, there were no significant differences between the carrying amounts of these financial instruments reported on the balance sheets and their estimated fair values.

     Credit risk

     The majority of the Company's accounts receivable are in respect of oil and gas operations. The Company generally extends unsecured credit to these customers, and therefore, the collection of accounts receivable may be affected by changes in economic or other conditions. Management believes the risk is mitigated by the size and reputation of the companies to which they extend credit. The Company has not previously experienced any material credit loss in the collection of receivables.

     Interest rate risk

     The Company's long-term debt bears interest at a floating market rate plus 1/8%. Accordingly, the Company is subject to interest rate risk, as the required cash flow to service the debt will fluctuate as a result of changes in market rates.

     Commodity price risk

     The nature of the Company's operations results in exposure to fluctuations in commodity prices. The Company from time to time employs financial instruments to manage its exposure to commodity prices. These instruments are not used for speculative trading purposes. Gains and losses on commodity price hedges are included in revenues upon the sale of the related production. The Company had not entered into any contracts as at December 31, 2002 and 2001.

9.   SUPPLEMENTARY CASH FLOW INFORMATION

                                                                      2002              2001               2000
                                                                       $                  $                 $
                                                             --------------------------------------------------------
    Accounts receivable                                              1,750               (165)           (5,712)
    Accounts payable and accrued liabilities                        (5,105)              (581)            7,648
                                                             --------------------------------------------------------
    Changes in non-cash working capital items                       (3,355)              (746)            1,936
                                                             --------------------------------------------------------


10.  RELATED PARTY TRANSACTIONS

     The Company manages the assets and operations of Canadian Abraxas Petroleum Limited ("Canaxas") pursuant to a Management Agreement dated November 12, 1996. Canaxas is a wholly-owned subsidiary of Abraxas. As at December 31, 2002 and 2001, Abraxas owned 97.3% (2000 - 46.0%) of the common shares of the Company and Canaxas owned 2.7% (2000 - 2.7%) of the common shares of the Company. The aggregate common costs of operations and administration of the Canaxas and Grey Wolf assets are shared on a pro-rata basis, based on revenue.

     During the year ended December 31, 2002, $2,967,200 was charged to Canaxas with respect to the Management Agreement (2001 - $2,633,716 and 2000 - $3,456,023). Abraxas also charged the Company a corporate service charge of $885,000 for the year ended December 31, 2002 of which $480,000 was charged out to Canaxas. For the year ended December 31, 2001, the Abraxas corporate service charge was $849,000 (2000 - $Nil) of which $589,000 (2000 - $Nil)
     was charged out to Canaxas. All amounts relating to the Abraxas corporate service charge and the Management Agreement with Canaxas are non-interest bearing, are not collateralized and are due on demand.

     At December 31, 2002 and 2001, the Company had a long-term receivable from Canaxas in the amount of $10,000,000 (Note 4) (2000 - $Nil). The balance bears interest at 9.65% and has no fixed terms of repayment. Interest and financing charges of $4,518,000 for the year ended December 31, 2002 are net of $965,000 interest income accrued ($Nil for comparative periods presented) related to the long-term receivable from Canaxas.

     Following is a summary of amounts included in accounts receivable, long-term receivable and accounts payable that are due from (to) related parties as at December 31, 2002 and 2001:

                                                    2002           2001
                                                     $               $
                                               -----------------------------

    Short-term receivable from Canaxas            1,236         4,330
    Long-term receivable from Canaxas             10,000        10,000
    Short-term payable to Abraxas                 -             (849)

11.  CONTINGENCIES

     The Company is subject to various claims arising from its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse impact on the Company's operations or financial position.

12.  DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES

     Reconciliation to United States Generally Accepted Accounting Principles

     The financial statements of the Company have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which in most respects, conform to accounting principles generally accepted in the United States of America ("U.S. GAAP"). Differences from U.S. GAAP having a significant effect on the Company's balance sheets and statements of earnings (loss) and retained earnings (deficit) and of cash flows are described and quantified below for the years indicated:

     (a)Under U.S. GAAP, interest costs associated with certain capital expenditures are required to be capitalized as part of the historical cost of the oil and gas assets. Under Canadian GAAP, the calculation of interest costs eligible for capitalization differs from the calculation under U.S. GAAP in certain respects and is optional at the discretion of the entity. Accordingly, no amounts have been capitalized with respect to the Canadian GAAP financial statements. The impact of recording capitalized interest under U.S. GAAP would be to increase the carrying value of property and equipment by $168,000 in 2002, $119,000 in 2001 and $69,000 in 2000 with a corresponding decrease in interest expense in the respective periods. There was no cumulative adjustment under U.S. GAAP for years prior to 2000.

12.  DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     (b)In September 2001, Abraxas acquired the remaining non-controlling interest of the Company. Consideration was comprised of 0.6 common shares of Abraxas, in exchange for each common share of the Company. Under U.S. GAAP, the costs assigned to assets and liabilities by the acquiring company under a business combination are considered to constitute a new basis of accounting. Accordingly, the historical carrying  values  of  assets  and  liabilities  of  the  subsidiary  are comprehensively revalued based on the purchase price assigned for consolidation purposes at the time it becomes wholly owned ("push down accounting"). Under Canadian GAAP, comprehensive revaluation of assets and liabilities in the financial statements of a subsidiary based on a purchase transaction involving acquisition of all of the equity interests is permitted, but not required. Had the consolidation entries of Abraxas related to the acquisition been applied in the Company's financial statements using "push down accounting", property and equipment and future income tax liability would be reduced by $4,074,000 and $1,736,000, respectively, accounts receivable would be increased and interest and financing charges decreased by $984,000 (relating to certain costs of the transaction paid by the Company), with the remaining amount of $2,338,000 recorded as a revaluation adjustment within shareholders' equity.

     (c)Under U.S. GAAP, the carrying value of petroleum and natural gas properties and related facilities at the balance sheet date, net of deferred income taxes and accumulated site restoration and abandonment liability, is limited to the present value of after-tax future net revenue from proven reserves, discounted at 10 percent, plus the lower of cost and fair value of unproved oil and gas properties. Under Canadian GAAP, the "ceiling test" calculation is performed using undiscounted after-tax net revenues, less future estimated general and administrative and financing costs plus the lower of cost and fair value of unproved oil and gas properties. Had the ceiling test been applied in accordance with U.S. GAAP, the write-down recorded for the year ended December 31, 2002 would have been lower by $41,155,000 ($25,464,000 after-tax). There were no differences between the application of the Canadian and U.S. GAAP ceiling tests in 2001 and 2000, or for years prior to 2000.

12.  DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     (d)Prior to 2000, Canadian GAAP required the use of the deferral method of accounting for income taxes. For fiscal periods beginning on or after January 1, 2000, retroactive adoption of the liability method of accounting for income taxes was required, which is substantially the same as Financial Accounting Standards Board Statement No. 109 under U.S. GAAP. However, upon adoption of the new recommendation for Canadian GAAP, companies were permitted to record the impact of differences in accounting and tax bases to retained earnings as a one-time transition adjustment. Accordingly, property and equipment would have been higher under U.S. GAAP by $682,000 for 2002 and 2001 before the impact of depletion. In addition, future income tax expense of $480,000 would have been recorded for 1999 under U.S. GAAP.

     (e)As a result of the Canadian - U.S. GAAP differences in capitalization of interest, "push down accounting", ceiling test write-down and adoption of the deferral method of accounting for incomes taxes as outlined in (a), (b), (c) and (d), respectively, depletion and depreciation expense and property and equipment under U.S. GAAP have been adjusted for each of the years ended December 31, 2002, 2001 and 2000. The cumulative increase in depletion and depreciation expense for years prior to 2000 was $158,000.

     (f)Future income taxes have been adjusted for the year ended December 31, 2002 for the tax impact of the Canadian - U.S. GAAP differences outlined in (a) through (e). Except for the impact on future tax expense for 1999 as noted in (d), the cumulative impact on future income taxes for years prior to 2002 was not significant.

     (g)Prior to 2001, Canadian GAAP required the use of the imputed earnings method for purposes of the calculation of fully diluted earnings per share. For fiscal periods beginning on or after January 1, 2001, retroactive application of the treasury stock method with restatement of prior periods is required, which is substantially the same as Financial Accounting Standards Board Statement No. 128 under U.S. GAAP. Accordingly, no adjustments are required to conform the diluted earnings
        (loss) per share figures to U.S. GAAP, except for the net income (loss) effect of the above-noted Canadian - U.S. GAAP differences identified.

12.  DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     The application of U.S. GAAP would have the following effect on the Statements of Earnings (Loss):

                                                                               Years Ended December 31,
                                                                  ---------------------------------------------------
                                                                        2002              2001             2000
                                                                         $                 $                $
                                                                  ----------------- ----------------- ---------------

      Net earnings (loss), as reported                                    (47,613)             4,135           3,940

         Capitalized interest (a)                                              168               119              69
         Depreciation, depletion and site restoration (e)                  (2,401)              (62)            (88)
         Write-down of petroleum and natural gas  properties
          and facilities (c)                                                41,155                 -               -
         Interest and financing charges (b)                                      -               984               -
         Future income tax expense (recovery) (f)                         (14,495)                 -               -
                                                                  ----------------- ----------------- ---------------

      Net earnings (loss), U.S. GAAP                                      (23,186)             5,176           3,921
                                                                  ----------------- ----------------- ---------------

      Basic and diluted earnings (loss) per share, as reported              (3.71)              0.32            0.31
         Effect of increase (decrease) in net earnings
         (loss) under U.S. GAAP                                               1.90              0.09               -
                                                                  ----------------- ----------------- ---------------
      Basic and diluted earnings (loss) per share, U.S. GAAP (g)            (1.81)              0.41            0.31
                                                                  ----------------- ----------------- ---------------

12.  DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     The application of U.S. GAAP would have the following effect on the Balance
Sheets:

                                                    As At December 31, 2002                        As At December 31, 2001
                                          --------------------------------------------    -----------------------------------------
                                                           Cumulative                                      Cumulative
                                               As           Increase         U.S.              As           Increase        U.S.
                                            Reported       (Decrease)        GAAP           Reported       (Decrease)       GAAP
                                           -------------- ---------------- ------------    -------------- --------------- ---------

ASSETS

Accounts receivable (b)                       8,230              984          9,214           9,980              984        10,964
Property and equipment (a)(b)(c)(d)(e)       23,401           35,414         58,815          71,879           (3,509)       68,370
Future income taxes (f)                      25,233          (12,759)        12,474               -                -             -

LIABILITIES

Future income taxes (d)(f)                        -                -              -           6,359           (1,736)        4,623

SHAREHOLDERS'
    EQUITY (DEFICIENCY)

Revaluation adjustment (b)                        -           (2,338)        (2,338)              -           (2,338)       (2,338)
Retained earnings (deficit)
(a)(b)(c)(d)(e)(f)                          (38,188)          25,977        (15,255)          9,425            1,549        10,974


12.  DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     The application of U.S. GAAP would have the following effect on the
Statements of Cash Flows:
                                                                                   Years Ended December 31,
                                                                          --------------------------------------------
                                                                               2002         2001            2000
                                                                                $             $               $
                                                                          ------------- -------------- ---------------

    OPERATING ACTIVITIES

    Cash flow from operating activities, as reported                            8,712        14,814         16,532

    Increase (decrease) in:
       Net earnings (loss)                                                     24,427         1,041            (19)
       Depletion, depreciation and site restoration (e)                         2,401            62             88
       Write-down of petroleum and natural gas properties
            and facilities (c)                                                (41,155)            -              -
      Future income tax expense (recovery) (f)                                 14,495             -              -
      Changes in non-cash working capital items (b)                                 -          (984)             -
                                                                          ------------- -------------- ---------------
    Cash flow from operating activities, U.S. GAAP                              8,880        14,933         16,601
                                                                          ------------- -------------- ---------------


    INVESTING ACTIVITIES

    Net cash (used) provided by investing activities, as reported             (42,023)      (29,079)       (16,262)

       Increase in capital expenditures (a)                                      (168)         (119)           (69)
                                                                          ------------- -------------- ---------------

    Net cash (used) provided by investing activities,
       U.S. GAAP                                                              (42,191)      (29,198)       (16,331)
                                                                          ------------- -------------- ---------------

     The investing activities portion of the statement of cash flows for 2000 prepared under Canadian GAAP discloses the aggregate costs related to a property swap arrangement, with adjustments to arrive at the cash component of the transaction. Under U.S. GAAP only the net cash amount would be presented on the statement of cash flows.

12.  DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     Under Canadian GAAP, companies are permitted to present a sub-total prior to changes in non-cash working capital within operating activities. This information is perceived to be useful information for various users of the financial statements and is commonly presented by Canadian public companies. Under U.S. GAAP, this sub-total is not permitted to be shown and would be removed in the statements of cash flows for all periods presented. In addition, cash flow from operations per share figures would not be presented under U.S. GAAP.

     Recent U.S. Accounting Developments

     Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) was released by the Financial Accounting Standards Board in June 2001. FAS 143 requires liability recognition for retirement obligations associated with tangible long-lived assets. The initial amount of the asset retirement obligation is to be recorded at fair value. The asset retirement cost equal to the fair value of the retirement obligation is to be capitalized as part of the cost of the related long-lived asset and amortized to expense over the useful life of the asset. Enterprises are required to adopt FAS 143 for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact that adoption of this standard would have on its financial position and results of operations, in conjunction with the January 23, 2003 transaction as described in Note 13.

     The Financial Accounting Standards Board also recently issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (FAS
     144). FAS 144 will replace previous United States generally accepted accounting principles regarding accounting for impairment of long-lived assets and accounting and reporting for discontinued operations. FAS 144 retains the fundamental provisions of the prior standard for recognizing and measuring impairment losses on long-lived assets. FAS 144 retains the basic provisions of the prior standard for presentation of discontinued operations in the income statement, but broadens that presentation to include a component of an entity rather than a segment of a business. Enterprises are required to adopt FAS 144 for fiscal years beginning after December 15, 2001. The Company has adopted the accounting standard effective January 1, 2002. The standard is not expected to have a significant future impact on the Company's financial position and results of operations.

12.  DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     The Financial Accounting Standards Board also recently issued Statement No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The standard is not expected to have a significant impact on the Company's financial position or results of operations.

13.  SUBSEQUENT EVENTS

     On January 23, 2003, Abraxas completed the sale of all of the outstanding common shares of the Company to an unrelated third party (the "Purchaser") for gross cash proceeds of approximately $110,790,000, subject to closing adjustments. Upon closing of the sale, the Company was required to repay the outstanding indebtedness including accrued interest under the Mirant Facility, totaling $72,847,000. Prior to the sale, certain petroleum and natural gas assets of the Company with a net book value of $8,871,000 were transferred to a related newly-formed subsidiary of Abraxas, a portion of which will be developed jointly under farmout arrangements with the Purchaser.