Form 10-Q
period 2003-03-31
ABRAXAS PETROLEUM CORP
filed 2003-05-14
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                        FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
     ______________________________________________________________________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No __ Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ or No X

     The number of shares outstanding of each of the issuer's classes of common stock outstanding as of May 14, 2003 was:

        Class                                          Shares Outstanding

    Common Stock, $.01 Par Value                        35,630,115





                                     1 of 36

                           FORWARD-LOOKING INFORMATION

     We make forward-looking statements throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "expect" or "anticipate" will occur or what we "intend" to do, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. The forward-looking information contained in this document is generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "2003 Outlook" but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management's reasonable estimates of future results or trends. The factors that may affect our expectations regarding our operations include, among others, the following:

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

         In addition to these factors, important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002 which is incorporated by reference herein and this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 -Financial Statements
         Condensed Consolidated Balance Sheets - March 31, 2003
                  and December 31, 2002.......................................4
         Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 2003 and 2002..................6
         Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2003 and 2002..................7
         Notes to Condensed Consolidated Financial Statements.................8

ITEM 2 - Managements Discussion and Analysis of Financial Condition and
                  Results of Operations......................................19

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risks..........28

ITEM 4-  Controls and Procedures.............................................29


                                                       PART II
                                                  OTHER INFORMATION

ITEM 1 - Legal proceedings
ITEM 2 - Changes in Securities...............................................30
ITEM 3 - Defaults Upon Senior Securities.....................................30
ITEM 4 - Submission of Matters to a Vote of Security Holders.................30
ITEM 5 - Other Information...................................................30
ITEM 6 - Exhibits and Reports on Form 8-K....................................30
              Signatures   ..................................................32


                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                        March 31,   December 31,
                                                          2003          2002
                                                       (Unaudited)
                                                       -------------------------
Assets:
Current assets:
   Cash ...............................................$    2,510  $        557
   Accounts receivable, net:
          Joint owners.................................       950           516
          Oil and gas production.......................     5,289         5,292
          Other........................................       561           221
                                                       -----------   -----------
                                                            6,800         6,029
  Equipment inventory..................................       698         1,021
  Other current assets.................................     1,026           316
   Assets held for sale................................         -        74,247
                                                        ----------   -----------
    Total current assets...............................    11,034        82,170

Property and equipment:
  Oil and gas properties, full cost
  method of accounting:
      Proved...........................................   305,320       298,972
      Unproved, not subject to amortization............     7,052         7,052
   Other property and equipment........................     2,987         2,713
                                                        ----------   -----------
           Total.......................................   315,359       308,737
      Less accumulated depreciation, depletion, and
        amortization...................................   214,400       212,811
                                                        ----------   -----------
      Total property and equipment - net...............   100,959        95,926

Deferred financing fees, net...........................     5,317         2,970

Other assets  .........................................       364           359
                                                        ----------   -----------
  Total assets.........................................$  117,674  $    181,425
                                                        ==========    ==========





           See accompanying notes to consolidated financial statements


                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                   March 31,    December 31,
                                                     2003          2002
                                                  (Unaudited)
                                               -------------- -------------
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable............................. $     5,186   $     4,171
  Oil and gas production payable...............       2,549         1,637
  Accrued interest.............................       2,457         5,000
  Other accrued expenses.......................       2,711         1,162
  Current maturities of long-term debt.........           -        63,500
  Liabilities related to assets held for sale..           -        56,697
                                                  -----------  -----------
    Total current liabilities..................      12,903       132,167

Long-term debt.................................     173,735       190,979

Future site restoration........................       1,237           533

Stockholders'deficit:
  Common Stock, par value $.01 per share-
   authorized 200,000,000 shares; issued,
   35,795,998 and 30,145,280 in  2003 and
   2002 respectively...........................         358            301
   Additional paid-in capital..................     140,595        136,830
  Receivable from stock sale...................         (97)           (97)
  Accumulated deficit..........................    (206,919)      (269,621)
  Treasury stock, at cost, 165,883 shares .....        (964)          (964)
  Accumulated other comprehensive loss.........      (3,174)        (8,703)
                                                  -----------  -----------
      Total stockholders' deficit..............     (70,201)      (142,254)
                                                  -----------  -----------
Total liabilities and stockholders' deficit.... $   117,674   $    181,425
                                                  ===========  ===========




           See accompanying notes to consolidated financial statements

                           Abraxas Petroleum Condensed
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

                                                                Three Months Ended
                                                                     March 31,
                                                              ------------------------
                                                                2003         2002
                                                              -----------   ----------
   Revenue:
      Oil and gas production revenues.......................$     9,653    $     4,461
      Rig revenues..........................................        181            151
      Other.................................................          2              4
                                                               -----------  -----------
                                                                  9,836          4,616
   Operating costs and expenses:
      Lease operating and production taxes..................      2,347          1,878
      Depreciation, depletion and amortization..............      2,350          2,253
      Rig operations........................................        166            121
      General and administrative............................      1,230          1,093
      General and administrative (stock-based compensation).         36              -
                                                               -----------  -----------
                                                                  6,129          5,345
                                                               -----------  -----------
   Operating income (loss)..................................      3,707           (729)

   Other (income) expense
      Interest income.......................................        (10)           (33)
      Interest expense......................................      4,523          6,235
      Amortization of deferred financing fees...............        329            331
      Financing cost........................................      3,601              -
                                                               -----------  -----------
                                                                  8,443          6,533
                                                               -----------  -----------
   Earnings (loss) from continuing operations
      before cumulative effect of accounting change.........     (4,736)        (7,262)
   Earnings (loss) from discontinued operations:
      Earnings (loss)  from discontinued operations.........        873         (1,437)
      Gain on sale of foreign subsidiaries..................     66,960              -
                                                               -----------  -----------
   Net earnings from discontinued operations................     67,833         (1,437)
   Cumulative effect of accounting change...................       (395)             -
                                                               -----------  -----------
   Net earnings (loss)......................................$    62,702    $    (8,699)
                                                               ===========  ===========

   Basic earnings (loss) per common share:
      Net earnings (loss) from continuing operations........$     (0.14)   $     (0.24)
      Earnings (loss) from discontinued operations..........       1.98          (0.05)
      Cumulative effect of accounting change................      (0.01)             -
                                                               -----------  -----------
   Net earnings (loss) per common - basic...................$      1.83    $     (0.29)
                                                               ===========  ===========

   Diluted earnings (loss) per common share:
      Net earnings (loss) from continuing operations........$     (0.14)   $     (0.24)
      Earnings (loss) from discontinued operations..........       1.97          (0.05)
      Cumulative effect of accounting change................      (0.01)            -
                                                               ------------  -----------
   Net earnings (loss) per common share - diluted...........$      1.82    $     (0.29)
                                                               ============  ===========


           See accompanying notes to consolidated financial statements

                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                ------------------------
                                                                  2003           2002
                                                                ----------     ----------
Cash flows from Operating Activities
Net  income (loss)............................................  $  62,702     $  (8,699)
Income (loss) from discontinued operations....................     67,833        (1,437)
                                                                 ---------     ---------
Income (loss) from continuing operations......................     (5,131)       (7,262)
Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation, depletion, and amortization....................      2,350         2,253
 Amortization of deferred financing fees......................        329           331
 Stock-based compensation                                              36             -
 Changes in operating assets and liabilities:
     Accounts receivable......................................     (1,160)        1,639
     Equipment inventory......................................        162            91
     Other ...................................................      1,084            16
     Accounts payable and accrued expenses....................      2,419         1,743
                                                                 ---------     ---------
Net cash provided (used) in  continuing operations............         89        (1,189)
Net cash (used) in provided by discontinued operations........        (54)        9,412
                                                                  ---------     --------
Net cash provided by operations...............................         35         8,223

Cash flows from Investing Activities
Capital expenditures, including purchases and
  development of properties...... ............................     (4,352)       (2,119)
                                                                 ---------     ----------
Net cash provided buy(used) in continuing operations..........     (4,352)       (2,119)
Net cash used in discontinued operations......................     85,587       (15,289)
                                                                 ---------     ----------
Net cash provided by (used) in investing activities...........     81,235       (17,408)

Cash flows from Financing Activities
Proceeds from long-term borrowings...........................      42,898             -
Payments on long-term borrowings.............................     123,642)         (698)
Issuance of common stock in connection with exchange.........       3,651             -
Exercise of stock options  ..................................           5             -
Deferred financing fees .....................................      (2,529)            -
                                                                 ---------     ---------
Net cash used in continuing operations.......................     (79,617)         (698)
Net cash provided  by discontinued operations                         291         6,075
                                                                 ---------     ---------
Net cash (used) in provided by financing activities..........     (79,326)        5,377
                                                                 ---------     ---------
Effect of exchange rate changes on cash......................           9            (5)
                                                                 ---------     ---------
Increase (decrease) in cash..................................       1,953        (3,813)
Cash, at beginning of period.................................         557         3,593
                                                                 ---------     ---------
Cash, at end of period.......................................    $  2,510     $    (220)
                                                                 =========     =========

Supplemental disclosures of cash flow information:
Interest paid ...............................................      3,029      $  4,414
                                                                  =========     ========

           See accompanying notes to consolidated financial statements

                          Abraxas Petroleum Corporation
               Notes to CondensedConsolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands except per share data)

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2002. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Grey Wolf Exploration Inc. ("New Grey
Wolf"). In January 2003, the Company sold all of the common stock of its wholly-owned foreign subsidiaries, Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and Grey Wolf Exploration Inc. ("Old Grey Wolf"). Certain oil and gas properties were retained and transferred into New Grey Wolf which was incorporated in January 2003. The Canadian operations had historically been reported as a geographical business segment. The results of operations, statement of position and cash flow for all periods presented of Canadian Abraxas and Old Grey Wolf, with the exception of the retained properties, is reflected in discontinued operations in the accompanying consolidated financial statements and related disclosures.

     New Grey Wolf's assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.

     The Company has incurred net losses in five of the last six years, and there can be no assurance that operating income and net earnings will be achieved in future periods. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. During 2002, crude oil and natural gas prices began to increase from 2001 levels and increased further in the first quarter of 2003. In addition, because the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless it acquires additional properties containing proved reserves or conduct successful exploration and development activities, its reserves and production will decrease. The Company's ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. In order to provide liquidity and capital resources, the Company has sold certain of its producing properties. However, production levels have declined as the Company has been unable to replace the production represented by the properties sold with new production from the producing properties it has invested in with the proceeds of property sales. In addition, under the terms of its new senior credit agreement and New Notes, the Company is subject to limitations on capital expenditures. As a result, the Company may be limited in its ability to replace existing production with new production and might suffer a decrease in the volume of crude oil and natural gas it produces. If crude oil and natural gas prices return to depressed levels or if production levels continue to decrease, the Company's revenues, cash flow from operations and financial condition may be materially adversely affected.

     Certain prior years balances have been reclassified for comparative purposes.

Note 2. Discontinued Operations

     In January 2003, the Company sold its wholly-owned Canadian subsidiaries, Old Grey Wolf and Canadian Abraxas, as part of a series of transactions related to a financial restructuring - see Note 4 for additional information regarding the financial restructuring. The operations of these subsidiaries, previously reported as a business segment in prior years, is reported as a discontinued operation for all periods presented in the accompanying consolidated financial statements and the operating results are reflected separately from the results of continuing operations. Summarized discontinued operating results and net income (loss) for the three month period ended March 31, 2002 and for the period January 1 - 23, 2003 were:

                                                                 Period January    Three Months
                                                                      1-23,        Ended March 31
                                                                ---------------    -----------------
                                                                     2003                2002
                                                                ---------------     ----------------
         Total revenues...................................  $        3,122      $        7,191
         Income (loss) from operations before income tax..           1,253              (2,280)
         Income tax expense (benefit).....................             380                (843)
                                                                ---------------     ----------------
         Income (loss)  from discontinued operations......  $          873      $       (1,437)
                                                                ===============     ================


Assets and liabilities of discontinued operations as of December 31, 2002 were as follows:

         Assets:
         Cash                                               $          4,325
         Accounts receivable                                           4,940
         Net property                                                 53,675
         Other                                                        11,307
                                                                ---------------
                                                            $         74,247
                                                                ===============
         Liabilities:
         Accounts payable and accrued liabilities           $          7,279
         Long-tern debt                                               45,964
         Other                                                         3,454
                                                                ---------------
                                                            $         56,697
                                                                ===============

Note 3. Income Taxes

     The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     For the period ended March 31, 2002, no tax provision was required due to operating losses. For the period ended March 31, 2003, no current taxes have been provided due to operating losses for tax purposes resulting from, among other items, differing book and tax basis of assets sold. Any deferred tax benefit resulting from operations for the period ended March 31, 2003 have been offset by increases to the deferred tax asset valuation allowance.

Note 4. Recent Events

     Exchange Offer. On January 23, 2003, the Company completed an exchange offer, pursuant to which it offered to exchange cash and securities for all of the outstanding 11 1/2% Senior Secured Notes due 2004, Series A ("Second Lien Notes") and 11 1/2% Senior Notes due 2004, Series D ("Old Notes"), issued by Abraxas and Canadian Abraxas. In exchange for each $1,000 principal amount of such notes tendered in the exchange offer, tendering noteholders received:

     o   cash in the amount of $264;

     o an 11 1/2% Secured Note due 2007, Series A ("New Notes"), with a principal amount equal to $610; and

     o   31.36 shares of Abraxas common stock.

     At the time the exchange offer was made, there were approximately $190.1 million of the Second Lien Notes and $800,000 of the Old Notes outstanding.

Holders of approximately 94% of the aggregate outstanding principal amount of the Second Lien Notes and Old Notes tendered their notes for exchange in the offer. Pursuant to the procedures for redemption under the applicable indenture provisions, the remaining 6% of the aggregate outstanding principal amount of the Second Lien Notes and Old Notes were redeemed at 100% of the principal amount plus accrued and unpaid interest, for approximately $11.5 million ($11.1 million in principal and $0.4 million in interest). The indentures for the Second Lien Notes and Old Notes have been duly discharged. In connection with the exchange offer, Abraxas made cash payments of approximately $47.5 million and issued approximately $109.7 million in principal amount of New Notes and 5,642,699 shares of Abraxas common stock. Fees and expenses incurred in connection with the exchange offer were approximately $3.8 million

     Redemption of First Lien Notes. On January 24, 2003, the Company completed the redemption of 100% of its outstanding 12?% Senior Secured Notes, Series B ("First Lien Notes"), with approximately $66.4 million of the proceeds from the sale of Canadian Abraxas and Old Grey Wolf. Prior to the redemption, the Company had $63.5 million of its First Lien Notes outstanding. Under the terms of the indenture for the First Lien Notes, the Company had the right to redeem the First Lien Notes at 100% of the outstanding principal amount of the notes, plus accrued and unpaid interest to the date of redemption, and to discharge the indenture upon call of the First Lien Notes for redemption and deposit of the redemption funds with the trustee. The Company exercised these rights on January 23, 2003 and upon the discharge of the indenture, the trustee released the collateral securing the Company's obligations under the First Lien Notes.

Note 5.  Long-Term Debt

         Long-term debt consisted of the following:
                                                                          March 31      December 31
                                                                       -----------------------------
                                                                           2003            2002
                                                                       --------------- -------------
                                                                               (In thousands)
          11.5% Senior Notes due 2004 ("Old Notes") ................... $        -     $       801
          12.875% Senior Secured Notes due 2003 ("First Lien Notes") ..          -          63,500
          11.5% Second Lien Notes due 2004 ("Second Lien Notes").......          -         190,178
          11.5% Secured Notes due 2007 ("New Notes")...................     128,598             -
          Senior Secured Credit Agreement..............................      45,137             -
                                                                       --------------- -------------
                                                                            173,735        254,479
          Less current maturities .....................................          -          63,500
                                                                       --------------- -------------
                                                                        $   173,735    $   190,979
                                                                       =============== =============

     New Notes. - In connection with the financial restructuring, Abraxas issued $109.7 million in principal amount of it's 11 1/2% Secured Notes due 2007, Series A, in exchange for the second lien notes and old notes tendered in the exchange offer. The New Notes were issued under an indenture with U.S. Bank, N.
A. In accordance with SFAS 15, the basis of the New Notes exceeds the face amount of the New Notes by approximately $19.0 million. Such amount will be amortized over the term of the New Notes as an adjustment to the yield of the New Notes.

     The New Notes accrue interest from the date of issuance, at a fixed annual rate of 11 1/2%, payable in cash semi-annually on each May 1 and November 1, commencing May 1, 2003, provided that, if we fail, or are not permitted pursuant to our new senior credit agreement or the intercreditor agreement between the trustee under the indenture for the New Notes and the lenders under the new senior credit agreement, to make such cash interest payments in full, we will pay such unpaid interest in kind by the issuance of additional New Notes with a principal amount equal to the amount of accrued and unpaid cash interest on the New Notes plus an additional 1% accrued interest for the applicable period. Upon an event of default, the New Notes accrue interest at an annual rate of 16.5%.

     The New Notes are secured by a second lien or charge on all of our current and future assets, including, but not limited to, all of our crude oil and natural gas properties. All of Abraxas' current subsidiaries, Sandia Oil & Gas Corporation, Sandia Operating Corp. (a wholly-owned subsidiary of Sandia Oil &
Gas), Wamsutter Holdings, Inc., New Grey Wolf, Western Associated Energy Corporation and Eastside Coal Company, Inc. are guarantors of the New Notes, and all of Abraxas' future subsidiaries will guarantee the New Notes. If Abraxas cannot make payments on the New Notes when they are due, the guarantors must make them instead.

     The New Notes and related guarantees

         o are subordinated to the indebtedness under the new senior credit agreement;

         o rank equally with all of Abraxas' current and future senior indebtedness; and

         o rank senior to all of Abraxas' current and future subordinated indebtedness, in each case, if any.

     The New Notes are subordinated to amounts outstanding under the new seniorcredit agreement both in right of payment and with respect to lien priority and are subject to an intercreditor agreement.


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

Period                                                        Percentage

From January 24, 2003 to June 23, 2003........................80.0429%
From June 24, 2003 to January 23, 2004........................91.4592%
From January 24, 2004 to June 23, 2004........................97.1674%
From June 24, 2004 to January 23, 2005........................98.5837%
Thereafter...................................................100.0000%

     Under the indenture, the Company is subject to customary covenants which, among other things, restricts our ability to:

         o    borrow money or issue preferred stock;o

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

In addition, we are subject to certain financial covenants including covenants limiting our selling, general and administrative expenses and capital expenditures, a covenant requiring Abraxas to maintain a specified ratio of consolidated EBITDA, as defined in the indenture , to cash interest and a covenant requiring Abraxas to permanently, to the extent permitted, pay down debt under the new senior credit agreement and, to the extent permitted by the new senior credit agreement, the New Notes or, if not permitted, paying indebtedness under the new senior credit agreement.

     The indenture also contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in our financial condition.

     New Senior Credit Agreement. In connection with the financial restructuring, Abraxas entered into a new senior credit agreement providing a term loan facility and a revolving credit facility as described below. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date for both the term loan facility and the revolving credit facility is January 22, 2006. In the event of an early termination, we will be required to pay a prepayment premium, except in the limited circumstances described in the new senior credit agreement. Outstanding amounts under both facilities bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 4.5%. Any amounts in default under the term loan facility will accrue interest at an additional 4%. At no time will the amounts outstanding under the new senior credit agreement bear interest at a rate less than 9%.

     Term Loan Facility. Abraxas borrowed $4.2 million pursuant to a term loan facility on January 23, 2003, all of which was used to make cash payments in connection with the financial restructuring. Accrued interest under the term loan facility will be capitalized and added to the principal amount of the term loan facility until maturity.

     Revolving Credit Facility. Lenders under the new senior credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $50 million. Our current borrowing base under the revolving credit facility is $49.9 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior credit agreement. Portions of accrued interest under the revolving credit facility may be capitalized and added to the principal amount of the revolving credit facility. We have borrowed $42.5 million under the revolving credit facility, all of which was used to make cash payments in connection with the financial restructuring. As of March 31, 2003, the balance of the facility was $40.9 million. We plan to use the remaining borrowing availability under the new senior credit agreement to fund our operations, including capital expenditures.

     Covenants. Under the new senior credit agreement, Abraxas is subject to customary covenants and reporting requirements. Certain financial covenants require Abraxas to maintain minimum levels of consolidated EBITDA (as defined in the new senior credit agreement), minimum ratios of consolidated EBITDA to cash interest expense and a limitation on annual capital expenditures. In addition, at the end of each fiscal quarter, if the aggregate amount of our cash and cash equivalents exceeds $2.0 million, we are required to repay the loans under the new senior credit agreement in an amount equal to such excess. The new senior credit agreement also requires us to enter into hedging agreements on not less than 25% or more than 75% of our projected oil and gas production. We are also required to establish deposit accounts at financial institutions acceptable to the lenders and we are required to direct our customers to make all payments into these accounts. The amounts in these accounts will be transferred to the lenders upon the occurrence and during the continuance of an event of default under the new senior credit agreement.

     In addition to the foregoing and other customary covenants, the new senior credit agreement contains a number of covenants that, among other things, restrict our ability to:

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

     Security. The obligations of Abraxas under the new senior credit agreement are secured by a first lien security interest in substantially all of Abraxas' assets, including all crude oil and natural gas properties.

     Guarantees. The obligations of Abraxas under the new senior secured credit agreement are guaranteed by Sandia Oil & Gas, Sandia Operating, Wamsutter, New Grey Wolf, Western Associated Energy and Eastside Coal. The guarantees under the new senior credit agreement are secured by a first lien security interest in substantially all of the guarantors' assets, including all crude oil and natural gas properties.

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

Note 6. Stock-based Compensation

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

     Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In January 2003, the Company amended the exercise price to $0.66 on certain options with an existing exercise price greater than $0.66. The Company recognized approximately $36,000 in expense during the quarter ended March 31, 2003 as General and administrative (stock-based compensation) in the accompanying consolidated financial statements.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation" (SFAS
123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by SFAS 123 The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended March 31, 2003 and 2002, risk-free interest rates of 1.5%; dividend yields of -0-%; volatility factor of the expected market price of the Company's common stock of .35; and a weighted-average expected life of the option of ten years.

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

     In October 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", (SFAS No. 148), providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation" to include prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 on December 31, 2002.

     Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three months ended March 31, 2003 and March 31, 2002 would have been:

                                                                   Three Months Ended March 31,
                                                                  -----------------------------
                                                                     2003             2002
                                                                  -----------     -------------
Net income (loss) as reported                                 $       62,702        (8,699)
Add: Stock-based  employee  compensation expense included in
   reported net income, net of related tax effects                        36             -
Deduct:  Total  stock-based  employee  compensation  expense determined  under fair value based method for all awards,
   net of related tax effects                                            (67)          (72)
                                                                   ----------      ---------
Pro forma net income (loss)                                   $       62,671  $     (8,771)
                                                                   ==========      =========
Earnings (loss) per share:
   Basic - as reported                                        $       1.84    $      (0.29)
                                                                   ==========      =========
   Basic - pro forma                                          $       1.84    $      (0.30)
                                                                   ==========      =========
   Diluted - as reported                                      $       1.83    $      (0.29)
                                                                   ==========      =========
   Diluted - pro forma                                        $       1.82    $      (0.30)
                                                                   ==========      =========

Note 7. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   Three Months Ended March 31,
                                                                               -------------------------------------
                                                                                       2003               2002
                                                                               ------------------    ---------------
    Numerator:
    Numerator for basic and diluted earnings per share
    Net  earnings (loss) continuing operations  (in thousands).............    $         (4,736)  $        (7,262)
    Discontinued operations................................................              67,833            (1,437)
    Cumulative effect of accounting change.................................                (395)                -
                                                                                   --------------    ---------------
      Numerator for basic and diluted earnings per share
    Net  earnings (loss) available to common stockholders (in thousands)...              62,702             (8,699)
                                                                                   ==============    ===============
    Denominator:
      Denominator for basic earnings per share - weighted-average shares....          34,181,118         29,979,397
      Effect of dilutive securities:
         Stock options and Warrants.........................................             319,472                  -
                                                                                   --------------    ---------------

      Dilutive potential common shares
      Denominator for diluted earnings per share - adjusted  weighted-average
         shares and assumed Conversions.....................................          34,500,590         29,979,397
                                                                                   ==============    ===============
    Basic earnings (loss)  per share:
        Net earnings (loss) from continuing operations......................   $           (0.14) $          (0.24)
        Discontinued operations:............................................                1.98             (0.05)
        Cumulative effect of accounting change..............................               (0.01)                 -
                                                                                   --------------    ---------------
    Net earnings (loss) per common share - basic                               $            1.83  $          (0.29)
                                                                                   ==============    ===============

    Diluted earnings (loss) per share:
        Net earnings (loss) from continuing operations......................   $           (0.14) $          (0.24)
        Discontinued operations.............................................                1.97             (0.05)
        Cumulative effect of accounting change..............................               (0.01)                 -
                                                                                   --------------    ---------------
    Net earnings (loss) per common share - diluted..........................   $            1.82  $          (0.29)
                                                                                   ==============    ===============

     For the three months ended March 31, 2002, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been losses in this period, dilutive shares would have been 45,982 shares for the three months ended March 31, 2002.

Note 8. Hedging Program and Derivatives

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income (Loss), a component of Stockholders' Equity, to the extent that the hedge is effective.

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

     Under the terms of our new senior credit agreement, the Company is required to maintain hedging agreements with respect to not less than 25% nor more than 75% of it crude oil and natural gas production for a rolling six month period. On January 23, 2003, the Company entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of the Company's production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu, for the calendar months of February through July 2003. In February 2003, the Company entered into an additional hedge agreement for 5,000 MMbtu per day with a floor of $4.50 per MMBtu for the calendar months of March 2003 through February 2004.

     The following table sets forth the Company's hedge position as of March 31, 2003:

              Time Period                     Notional Quantities                   Price                Fair Value
---------------------------------------- ------------------------------ ------------------------------ ----------------
February 1, 2003--July 31, 2003          5,000 MMBtu of production      Collar with floor of $4.00        $  -
                                         per day                        and ceiling of $6.25
March 1, 2003 - February 29, 2004        5,000 MMBtu of production      Floor of $4.50                    $ 361,769
                                         per day

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

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of March 31, 2003, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $36,200 and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $36,200.

Note 9. Contingencies

     Litigation - In 2001 the Company and a limited partnership, of which Wamsutter Holdings, a subsidiary of the Company, is the general partner (the "Partnership"), were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company and the Partnership related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company and the Partnership have filed an appeal. The Company believes these charges are without merit. The Company has established a reserve in the amount of $845,000, which represents the Company's interest in the judgment.

     In late 2000, the Company received a Final De Minimis Settlement Offer from the United States Environmental Protection Agency concerning the Casmalia Disposal Site, Santa Barbara County, California. The Company's liability for the cleanup at the Superfund site is based on its acquisition of Bennett Petroleum Corporation, which is alleged to have transported or arranged for the transportation of oil field waste and drilling muds to the Superfund site. The Company has engaged California counsel to evaluate the notice of proposed de minimis settlement and its notice of potential strict liability under the Comprehensive Environmental Response, Compensation and Liability Act. Defense of the action is handled through a joint group of companies, all of which are claiming a petroleum exclusion that limits the Company's liability. The potential financial exposure and any settlement posture has yet not been developed, but is considered by the Company to be immaterial.

     Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2003, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company

Note 10. Comprehensive Income

     Comprehensive income includes net income (losses) and certain items recorded directly to Stockholders' Deficit and classified as Other Comprehensive Income.

     The following table  illustrates the  calculation of  comprehensive  income
(loss) for the quarter ended March 31, 2003:

                                                                  Three Months Ended March 31
                                                                      2003              2002
                                                              -------------------- --------------
Net income..............................................       $       62,702     $      (8,699)

Other Comprehensive income:
   Hedging derivatives (net of tax) - See Note 8
     Change in fair market value of outstanding hedge
     positions..........................................                  102            (2,075)

   Foreign currency translation adjustment..............                5,427              (367)
                                                                  ---------------    -------------
Other comprehensive income..............................                5,529            (2,442)
                                                                  ---------------    -------------
Comprehensive income....................................       $       68,231     $     (11,141)
                                                                  ===============    =============

Note 11. Business Segments

     Business  segment   information  about  our  first  quarter  operations  in
different geographic areas is as follows:

                                                             Three Months Ended March 31, 2003
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
   Revenues ................................        $       8,799       $       1,037     $        9,836
                                                 ==================  ================== ===================

   Operating profit ........................        $       4,436       $         304     $        5,040
                                                 ==================  ==================
   General corporate ...................................................................          (1,333)



   Interest expense and amortization of
      deferred financing fees ..........................................................          (8,443)
   Discontinued operations..............................................................          67,833
   Cumulative effect of accounting change...............................................            (395)
                                                                                        -------------------
      Income before income taxes .......................................................  $       62,702
                                                                                        ===================

   Identifiable assets at March 31, 2003 ...        $      82,179       $      29,060     $      111,239
                                                 ==================  ==================
   Corporate assets ....................................................................           6,435
                                                                                        -------------------
      Total assets .....................................................................  $      117,764
                                                                                        ===================


                                                             Three Months Ended March 31, 2002
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
   Revenues ................................        $       4,616       $           -     $        4,616
                                                 ==================  ================== ===================

   Operating profit ........................        $         454       $           -     $          454
                                                 ==================  ==================
   General corporate ...................................................................          (1,183)
   Interest expense and amortization of
      deferred financing fees ..........................................................          (6,533)
   Discontinued operations..............................................................          (1,437)
                                                                                        -------------------
      Income before income taxes .......................................................  $       (8,699)
                                                                                        ===================



Note 12. New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for us January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense in the accompanying consolidated financial statements.

     The Company adopted SFAS 143 effective January 1, 2003. For the quarter ended March 31, 2003 the Company recorded an additional liability of $711,732, a charge of $395,341 for the cumulative effect of the change in accounting principal and current expense of $19,108.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144, and the operating results of Canadian operations, which were held for sale at December 31, 2002 (and sold subsequent to year end) are included in discontinued operations in the accompanying consolidated financial statements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections" (SFAS
145). SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt were effective for us beginning January 1, 2003. All other provisions of this standard have been effective for the Company as of May 15, 2002 and did not have a significant impact on the Company's financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires costs associated with exit of disposal activities to be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 was effective for us beginning January 1, 2003. For the period ended March 31, 2003 this standard had no impact on the Company's financial condition or results of operation

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to use APB No. 25 to account for stock based compensation, while providing the disclosures required by SFAS 123 as amended by SFAS 148.

Note 13. Accounting Change

     The Company adopted SFAS 143 effective January 1, 2003. For the quarter ended March 31, 2003 the Company recorded an additional liability of $711,732, a charge of $395,341 for the cumulative effect of the change in accounting principal and current expense of $19,108.

                          ABRAXAS PETROLEUM CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2002. As a result of the sale of the capital stock of Canadian Abraxas and Old Grey Wolf, the results of operations of Canadian Abraxas and Old Grey Wolf are reflected in this report as "discontinued operations" and our remaining operations are referred to in this report as "continuing operations" or "continued operations."

Critical Accounting Policies

     There have been no changes from the Critical Accounting Polices described in our Annual Report on Form 10-K for the year ended December 31, 2002.

General

     We have incurred net losses in five of the last six years, and there can be no assurance that operating income and net earnings will be achieved in future periods. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. During 2002, crude oil and natural gas prices began to increase from 2001 levels and increased further in the first quarter of 2003. In addition, because our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. In order to provide us with liquidity and capital resources, we have sold certain of our producing properties. However, our production levels have declined as we have been unable to replace the production represented by the properties we have sold with new production from the producing properties we have invested in with the proceeds of our property sales. In addition, under the terms of our new senior credit agreement and our new notes, we are subject to limitations on capital expenditures. As a result, we will be limited in our ability to replace existing production with new production and might suffer a decrease in the volume of crude oil and natural gas we produce. If crude oil and natural gas prices return to depressed levels or if our production levels continue to decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected. For more information, see "Liquidity and Capital Resources."

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

     Commodity Prices. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. In the first quarter of 2003, we experienced an increase in energy commodity prices from the prices that we received in the first quarter of 2002. Price declines experienced in 2001 continued during the first quarter of 2002, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through 2002 and have continued to increase during the first part of 2003.

     The table below illustrates how natural gas prices fluctuated over the eight quarters ended March 31, 2003. The table below also contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented for continuing operations, including the impact of our hedging activities.

         Natural Gas Prices by Quarter (in $ per Mcf)
              ----------------------------------------------------------------------------------------------------
              Quarter Ended
              ----------------------------------------------------------------------------------------------------
               June 30,    Sept.30,     Dec 31,     March 31,      June 30,    Sept. 30,    Dec. 31,    March 31,
                 2001        2001        2001         2002          2002         2002        2002        2003
              ------------ ---------- ----------- ------------- ------------- ----------- ----------- ------------
Index          $     4.82     $   2.98   $   2.47     $ 2.38        $ 3.36        $ 3.28  $      3.99 $     6.61
Realized             3.38         2.38       2.07       2.27          2.60          2.35         3.46       5.29

The NYMEX natural gas price on May 8, 2003 was $5.77 per Mcf.

     Prices for crude oil have followed a similar path as the commodity market fell throughout 2001 and the first quarter of 2002. The table below contains the last three day average of NYMEX traded contracts price and the prices we realized from continuing operations during each quarter presented

         Crude Oil Prices by Quarter (in $ per Bbl)
              -------------------------------------------------------------------------------------------------------
              Quarter Ended
              -------------------------------------------------------------------------------------------------------
               June 30,   Sept.30,     Dec. 31,      March 31,      June 30,    Sept. 30,    Dec. 31,     March 31,
                 2001      2001          2001          2002           2002        2002         2002         2003
              ----------- ---------- ------------- -------------- ------------- ---------- ------------- ------------
Index           $   27.94 $  26.50    $   22.12      $ 19.48       $ 26.40  $    27.50      $   28.29    $   33.71
Realized            26.23    25.88        19.20        16.30         23.49       27.32          30.91        33.33

The NYMEX crude oil price on May 8, 2003  was $ 26.98 per Bbl.

Hedging Activities. We seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. During the first quarter of 2002 we experienced hedging losses of $250,000, attributable to continuing operations. In October 2002, all of these hedge agreements expired. Under the expired hedge agreements, we made total payments over the term of these arrangements to various counterparties in the amount of $35.1 million, of which $13.0 million was attributable to discontinued operations.

Under the terms of our new senior credit agreement, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production for a rolling six month period. On January 23, 2003, we entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of our production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu agreement, for the calendar months of February through July 2003. In February 2003, we entered into a second hedge agreement for the calendar months of March 2003 through February 2004, related to 5,000 MMBtu which provides for a floor price of $4.50 per MMBtu. During the first quarter of 2003, we incurred hedging losses of $470,890 in connection with our collar option agreement.

     Selected operating data. The following table sets forth certain of our operating data for the periods presented. Data for 2002 has been restated to reflect continuing operations.

                                                                            Three Months Ended
                                                                                March 31,
                                                                    -----------------------------------
                                                                           2003                2002
                                                                        -----------      --- ----------
Operating Revenue:
Crude Oil Sales...................................................   $       2,101        $      1,107
Natural Gas Sales ................................................           7,446               3,329
Natural Gas Liquids Sales.........................................             106                  25
Rig Operations....................................................             181                 151
Other.............................................................               2                   4
                                                                        -----------      -------------
                                                                     $       9,836        $      4,616
                                                                        ===========      =============


Operating Income (loss)...........................................   $       3,707        $      (729)
Crude Oil Production (MBBLS)......................................            63.0                67.6
Natural Gas Production (MMCFS)....................................         1,406.4             1,465.7
Natural Gas Liquids Production (MBBLS)............................             4.0                 2.2
Average Crude Oil Sales Price ($/BBL).............................   $       33.33        $      16.37
Average Natural Gas Sales Price ($/MCF)...........................   $        5.29        $       2.27
Average Liquids Sales Price ($/BBL)...............................   $       26.28        $      11.55

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002

Continuing operations:

     Operating Revenue. During the three months ended March 31, 2003, operating revenue from crude oil, natural gas and natural gas liquid sales increased to $9.7 million compared to $4.5 million in the three months ended March 31, 2002. The increase in revenue was primarily due to increased prices realized during the period, partially offset by a decline in production volumes. Higher commodity prices impacted crude oil and natural gas revenue by $5.4 million while reduced production volumes had a $179,000 negative impact on revenue.

Average sales prices net of hedging losses for the quarter ended March 31, 2003 were:

     o   $33.33 per Bbl of crude oil,
     o   $26.28 per Bbl of natural gas liquid, and
     o   $ 5.29 per Mcf of natural gas

Average sales prices net of hedging losses for the quarter ended March 31, 2002 were:

     o   $16.37 per Bbl of crude oil,
     o   $11.55 per Bbl of natural gas liquid, and
     o   $ 2.27 per Mcf of natural gas

     Crude oil production volumes declined by 4.6 MBbls from 67.6 MBbls during the quarter ended March 31, 2002 to 63.0 MBbls for the same period of 2003. The decline in crude oil production was primarily due to the sale of properties in the second quarter of 2002. These properties contributed 4.9 MBbbls of crude oil in the first quarter of 2002. Natural gas production volumes declined by 59.3 MMcf to 1,406.4 MMcf for the three months ended March 31, 2003 from 1,465.7 MMcf for the same period of 2002. This decline was primarily due to the sale of properties in the second quarter of 2002. These properties contributed 152.2 MMcf for the quarter ended March 31, 2002. The decrease in production applicable to the properties which were sold was offset by new production from drilling activities which contributed 4.5 MBbls of crude oil and 225.4 MMcf of natural gas during the first quarter of 2003.

     Lease Operating Expenses. Lease operating expenses ("LOE") for the three months ended March 31, 2003 increased to $2.3 million from $1.9 million for the same period in 2002. The increase in LOE was primarily due to an increase in production tax expense due to higher commodity prices in the quarter ended March 31, 2003 compared to the same period of 2002. LOE on a per Mcfe basis for the three months ended March 31, 2003 was $1.30 per Mcfe compared to $1.00 for the same period of 2002. The increase in the per Mcfe expense was primarily due to the increase in production tax expense described above and by a decline in production volumes in the first quarter of 2003 compared to the same period in 2002.

     General and Administrative ("G&A") Expenses. G&A expenses increased by $0.1 million to $1.2 million during the quarter ended March 31, 2003 for the first three months of 2003 from $1.1 million for the first three months of 2002. G&A expense on a per Mcfe basis was $0.68 for the first quarter of 2003 compared to $0.58 for the same period of 2002. The increase in G&A expense was due to a general increase in cost, primarily insurance in the first quarter of 2003 compared to the first quarter of 2002. The increase in G&A expense on a per Mcfe basis was due to a decline in production volumes during the first quarter of 2003 compared to the same period in 2002.

     G&A Stock-based Compensation. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain

Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share. We recognized approximately $36,000 as stock-based compensation expense during the quarter ended March 31, 2003 related to these repricings. During 2002, we did not recognize any stock-based compensation due to the decline in the price of our common stock.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense increased slightly to $2.4 million for the three months ended March 31, 2003 from $2.3 million for the same period of 2002. Our DD&A on a per Mcfe basis for the three months ended March 31, 2003 was $1.30 per Mcfe compared to $1.20 in 2002. The increases in the per Mcfe rate was due to lower production volumes in the first quarter of 2003 as compared to the same period of 2002.

     Interest Expense. Interest expense decreased from $6.2 million for the first three months of 2002 to $4.9 million in 2003. The decrease in interest expense was due to the reduction in long-term debt in the first quarter of 2003 as compared to the same period of 2002. The reduction in debt was the result of the financial transactions which occurred on January 23, 2003 as described in
Note 3 in the Notes to Consolidated Financial Statements.

Discontinued Operations:

     Discontinued operations for the first quarter of 2003 represent the results of operations relating to the discontinued operations for the period January 1, 2003 through January 23, 2003. Income (loss) from discontinued operations increased to income of $873,000 for the first quarter of 2003, compared to a loss of $1.4 million for the same period of 2002. The increase in the profitability of discontinued operations was primarily due to higher commodity prices received during the first quarter of 2003 as compared to the same period of 2002. Additionally, during the first quarter of 2002, discontinued operations incurred significantly higher depletion expense due to a higher full cost pool prior to the ceiling limitation write down that was incurred in the second quarter of 2002.

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

     Our sources of capital are primarily cash on hand, cash from operating activities, funding under the new senior credit agreement and the sale of properties. Our overall liquidity depends heavily on the prevailing prices of crude oil and natural gas and our production volumes of crude oil and natural gas. Significant downturns in commodity prices, such as that experienced in the last nine months of 2001 and the first quarter of 2002, can reduce our cash from operating activities. Although we have hedged a portion of our natural gas and crude oil production and will continue this practice as required pursuant to the new senior credit agreement, future crude oil and natural gas price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Low crude oil and natural gas prices could also negatively affect our ability to raise capital on terms favorable to us.

     If the volume of crude oil and natural gas we produce decreases, our cash flow from operations will decrease. Our production volumes will decline as reserves are produced. In addition, due to sales of properties in 2002 and January 2003, we now have significantly reduced reserves and production levels. In the future we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration, exploitation and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. While we have had some success in pursuing these activities historically, we have not been able to fully replace the production volumes lost from natural field declines and property sales.

     Working   Capital.   At  March  31,  2003,   our  current   liabilities  of
approximately $12.9 million exceeded our current assets of $11.0 million resulting in a working capital deficit of $1.9 million. This compares to a working capital deficit of approximately $50.0 million at December 31, 2002. However, as a result of the financial restructuring completed in January 2003, our current liabilities were significantly reduced. Current liabilities at March 31, 2003 consisted of trade payables of $5.2 million, revenues due third parties of $2.5 million and accrued interest of $2.5 million related to our new notes, which was paid on May 1 with the issuance of additional notes. After giving effect to the scheduled principal reductions required during 2003 under our new senior credit agreement we will have cash interest expense of approximately $4.0 million. We do not expect to make cash interest payments with respect to the outstanding new notes, and the issuance of additional new notes in lieu of cash interest payments thereon will not affect our working capital balance.

     Capital expenditures. Capital expenditures, excluding property divestitures during the first three months of 2003, were $4.4 million compared to $2.1 million during the same period of 2002. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 2003 and 2002.

                                                                            Three Months Ended
                                                                                 March 31
                                                                --------------------------------------------
                                                                         2003                    2002
                                                                ----------------------- --------------------
Expenditure category (in thousands):
  Development.................................................  $           4,186        $          2,007
  Facilities and other........................................                166                     112
                                                                    ---------------          ---------------
      Total...................................................  $           4,352        $          2,119
                                                                    ===============          ===============

     During the three months ended March 31, 2003 and 2002, capital expenditures were primarily for the development of existing properties. For 2003, our capital expenditures are subject to limitations imposed under the new senior credit facility and new notes, including a maximum annual capital expenditure budget of $15 million for 2003, and subject to reduction in the event of a reduction in our net assets. Our capital expenditures could include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline from current levels, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                        Three Months Ended
                                                                             March 31,
                                                           ----------------------------------------------
                                                                    2003                     2002
                                                           -------------------     ----------------------
Net cash provided by operating activities              $                  35   $                  8,223
Net cash (used) in provided by financing activities                  (79,326)                     5,377
Net cash  provided by (used) in investing activities                  81,235                    (17,408)
                                                           -------------------     ----------------------
Total                                                  $               1,944   $                 (3,808)
                                                           ===================     ======================

     Operating activities related to continuing operations during the three months ended March 31, 2003 provided us $89,000 cash compared to using $1.2 million in the same period in 2002. Net income plus non-cash expense items during 2003 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities from continuing operations used $79.3 million for the first three months of 2003 compared to using $698,000 for the same period of 2002. Most of these funds were used to reduce our long-term debt and were generated by the sale of our Canadian subsidiaries and the exchange offer completed in January 2003. Investing activities provided $81.2 million for the quarter ended March 31, 2003 compared to using $17.4 million for the same period of 2002. The sale of our Canadian subsidiaries contributed $85.8 million in 2003 reduced by $4.4 million in exploration and development expenditures. Expenditures in 2002 were primarily for the development of crude oil and natural gas properties.

     Future Capital Resources. We will have four principal sources of liquidity going forward: (i) cash on hand, (ii) cash from operating activities, (iii) funding under the new senior credit agreement , and (iv) sales of producing properties. However, covenants under the indenture for the outstanding new notes and the new senior credit agreement restrict our use of cash on hand, cash from operating activities and any proceeds from asset sales. We may attempt to raise additional capital through the issuance of additional debt or equity securities, though the terms of the new note indenture and the new senior credit agreement substantially restrict our ability to:

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

Contractual Obligations

We are committed to making cash payments in the future on the following types of agreements:

         o    Long-term debt
         o    Operating leases for office facilities

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2003:

                                                         Payments due in:
Contractual Obligations
(dollars in thousands)
---------------------------------------------------------------------------------------------------
                                Total        Less than                                 More than 5
                                              one year      1-3 years     3-5 years        years
---------------------------------------------------------------------------------------------------
Long-Term Debt (1)            $   230,638         -             $46,394     $ 184,244              -
Operating Leases (2)          $     1,545      $351             $   929     $     265              -


(1) These amounts represent the balances outstanding under the term loan facility, the revolving credit facility and the new notes. These repayments assume that interest will be capitalized under the term loan facility and that periodic interest on the revolving credit facility will be paid on a monthly basis and that we will not draw down additional funds thereunder.
(2) Office lease obligations. Leases for office space for Abraxas and New Grey Wolf expire in April 2006 and December 2008, respectively.

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

Long-Term Indebtedness.

     New Notes . In connection with the financial restructuring, Abraxas issued $109.7 million in principal amount of it's 11 1/2% Secured Notes due 2007, Series A, in exchange for the second lien notes and old notes tendered in the exchange offer. The new notes were issued under an indenture with U.S. Bank, N.
A. senior secured credit agreement

     The new notes accrue interest from the date of issuance, at a fixed annual rate of 11 1/2%, payable in cash semi-annually on each May 1 and November 1, commencing May 1, 2003, provided that, if we fail, or are not permitted pursuant to our new senior credit agreement or the intercreditor agreement between the trustee under the indenture for the new notes and the lenders under the new senior credit agreement, to make such cash interest payments in full, we will pay such unpaid interest in kind by the issuance of additional new notes with a principal amount equal to the amount of accrued and unpaid cash interest on the new notes plus an additional 1% accrued interest for the applicable period. Upon an event of default, the new notes accrue interest at an annual rate of 16.5%.

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

     The new notes and related guarantees

         o are subordinated to the indebtedness under the new senior credit agreement;

         o rank equally with all of Abraxas' current and future senior indebtedness; and

         o rank senior to all of Abraxas' current and future subordinated indebtedness, in each case, if any.

The new notes are subordinated to amounts outstanding under the new senior credit agreement both in right of payment and with respect to lien priority and are subject to an intercreditor agreement.

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

Period                                                            Percentage

From January 24, 2003 to June 23, 2003...............................80.0429%
From June 24, 2003 to January 23, 2004...............................91.4592%
From January 24, 2004 to June 23, 2004...............................97.1674%
From June 24, 2004 to January 23, 2005...............................98.5837%
Thereafter..........................................................100.0000%

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

In addition, we are subject to certain financial covenants including covenants limiting our selling, general and administrative expenses and capital expenditures, a covenant requiring Abraxas to maintain a specified ratio of consolidated EBITDA, as defined in the indenture, to cash interest and a covenant requiring Abraxas to permanently, to the extent permitted, pay down debt under the new senior credit agreement and, to the extent permitted by the new senior credit agreement, the new notes or, if not permitted, paying indebtedness under the new senior credit agreement.

     The indenture also contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in our financial condition.

     New Senior Credit Agreement. In connection with the financial restructuring, Abraxas entered into a new senior credit agreement providing a term loan facility and a revolving credit facility as described below. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date for both the term loan facility and the revolving credit facility is January 22, 2006. In the event of an early termination, we will be required to pay a prepayment premium, except in the limited circumstances described in the new senior credit agreement. Outstanding amounts under both facilities bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 4.5%. Any amounts in default under the term loan facility will accrue interest at an additional 4%. At no time will the amounts outstanding under the new senior credit agreement bear interest at a rate less than 9%.

     Term Loan Facility. Abraxas has borrowed $4.2 million pursuant to a term loan facility at January 23, 2003, all of which was used to make cash payments in connection with the financial restructuring. Accrued interest under the term loan facility will be capitalized and added to the principal amount of the term loan facility until maturity.

     Revolving Credit Facility. Lenders under the new senior credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $50 million. Our current borrowing base under the revolving credit facility is $49.9 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior credit agreement. We have borrowed $42.5 million under the revolving credit facility, all of which was used to make cash payments in connection with the financial restructuring. We plan to use the remaining borrowing availability under the new senior credit agreement to fund our operations, including capital expenditures. As of March 31, 2003, the balance of the facility was $40.9 million

     Covenants. Under the new senior credit agreement, Abraxas is subject to customary covenants and reporting requirements. Certain financial covenants require Abraxas to maintain minimum levels of consolidated EBITDA (as defined in the new senior credit agreement), minimum ratios of consolidated EBITDA to cash interest expense and a limitation on annual capital expenditures. In addition, at the end of each fiscal quarter, if the aggregate amount of our cash and cash equivalents exceeds $2.0 million, we are required to repay the loans under the new senior credit agreement in an amount equal to such excess. The new senior credit agreement also requires us to enter into hedging agreements on not less than 25% or more than 75% of our projected oil and gas production. We are also required to establish deposit accounts at financial institutions acceptable to the lenders and we are required to direct our customers to make all payments into these accounts. The amounts in these accounts will be transferred to the lenders upon the occurrence and during the continuance of an event of default under the new senior credit agreement.

     In addition to the foregoing and other customary covenants, the new senior credit agreement contains a number of covenants that, among other things, restrict our ability to:

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

     Security. The obligations of Abraxas under the new senior credit agreement are secured by a first lien security interest in substantially all of Abraxas' assets, including all crude oil and natural gas properties.

     Guarantees. The obligations of Abraxas under the new senior credit agreement are guaranteed by Sandia Oil & Gas, Sandia Operating, Wamsutter, New Grey Wolf, Western Associated Energy and Eastside Coal. The guarantees under the new senior credit agreement are secured by a first lien security interest in substantially all of the guarantors' assets, including all crude oil and natural gas properties.

     Events of Default. The new senior credit agreement contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in our financial condition.

Hedging Activities.

     Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. Under the new senior credit agreement, we are required to maintain hedge positions on not less than 25% or more than 75% of our projected oil and gas production for a six month rolling period. On January 23, 2003, we entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of our production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu, for the calendar months of February through July 2003. In February 2003, we entered into a second hedge agreement related to 5,000 MMBtu for the calendar months of March 2003 through February 2004 which provides for a floor price of $4.50 per MMBtu.


Net Operating Loss Carryforwards.

     At December 31, 2002 the Company had, subject to the limitation discussed below, $167.1 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2003 through 2022 if not utilized. At December 31, 2002, the Company had approximately $1.0 million of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2003 through 2009 if not utilized. In connection with January 2003 financial transactions certain of the loss carryforwards may be utilized.

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

Outlook for 2003

        We have previously communicated the following guidance for 2003:
        Production:
            BCFE (approximately 80% gas)                                 7 - 8
        Price differentials (Pre Hedge):
            $ per Bbl of oil                                             0.64
            $ per Mcf of natural gas                                     0.51
        Lifting Costs, $ per MCFE                                        1.21
        G&A, $ per MCFE                                                  0.69
        Capital Expenditures ($ millions)                                15.0


     Actual results could materially differ and will depend on, among other things, our ability to successfully increase our production of crude oil, natural gas liquids and natural gas through our drilling activities. We undertake no duty to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil, natural gas and natural gas liquids. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2002 from continuing operations, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income by approximately $2.2 million for the year.

Hedging Sensitivity

     On  January 1,  2001,  we adopted  SFAS 133 as amended by SFAS 137 and SFAS
138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, we use only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income (Loss), a component of Stockholders' Equity, to the extent that the hedge is effective.

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

     Under the terms of the new senior credit agreement, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production for a rolling six month period. On January 23, 2003, we entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of our production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu. In February of 2003 we entered into an additional hedge agreement for 5,000 MMBtu per day with a floor of $4.50 per MMBtu. For Abraxas, the fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes.

     The following table sets forth the Company's hedge position as of March 31, 2003:

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

March 1, 2003 - February 29, 2004        5,000 MMBtu of production       Floor of $4.50                   $  361,769
                                           per day

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

Interest rate risk

     As a result of the financial restructuring that occurred in January 2003, at March 31, 2003 we have $45.1 million in outstanding indebtedness under the new senior credit agreement, accruing interest at a rate of prime plus 4.5%, subject to a minimum interest rate of 9.0%. In the event that the prime rate (currently 1.5%) rises above 4.5% the interest rate applicable to our outstanding indebtedness under the new senior credit agreement will rise accordingly. For every percentage point that the prime rate rises above 4.5%, our interest expense would increase by approximately $451,000 on an annual basis. Our new notes accrue interest at fixed rates and is accordingly not subject to fluctuations in market rates.

Foreign Currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre-tax income of $304,000 for the quarter ended March 31, 2003. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net income by approximately $15,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

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


                          ABRAXAS PETROLEUM CORPORATION

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings

     There have been no changes in legal proceedings from that described in the Company's Annual Report of Form 10-K for the year ended December 31, 2002, and in Note 8 in the Notes to Condensed Consolidated Financial Statements contained in Part 1 of thes report on Form 10-Q.

Item 2.    Changes in Securities

     The exchange offer was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, and as such, the new notes and shares of Abraxas common stock issued in the exchange offer are restricted securities. Pursuant to a registration rights agreement with the dealer manager for the exchange offer on behalf of the tendering noteholders, we agreed to file with the SEC an exchange offer registration statement with respect to the new notes and a resale shelf registration statement with respect to the new notes and Abraxas common stock. The registration statements were declared effective by the SEC on April 18, 2003.

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K


           (a) Exhibits

           99.1 Registrant's Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Registrant's Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K:


     1. Current Report on Form 8-K on January 8, 2003. Other Events, including a press release extending exchange offer.

     2. Current Report on Form 8-K on January 9, 2003. Other Events, including a press release extending exchange offer.

     3. Current Report on Form 8-K on January 10, 2003. Other Events, including a press release extending exchange offer.

     4. Current Report on Form 8-K on January 13, 2003. Other Events, including a press release extending exchange offer.

     5. Current Report on Form 8-K on January 14, 2003. Other Events, including a press release extending exchange offer.

     6. Current Report on Form 8-K on January 15, 2003. Other Events, including a press release extending exchange offer.

     7. Current Report on Form 8-K on January 24, 2003. Other Events, including a press release announcing the closing of Canadian Asset Sale, New Secured Credit Facility and completion of exchange offer and redemption of debt.

     8. Current Report on Form 8-K on February 6, 2003, Disposition of Assets announcing the completion of the sale of the common stock of Canadian Abraxas and Grey Wolf Exploration, Inc.; Other Event, completion of exchange offer, new credit facility and redemption of notes; Financial Statements and exhibits, including pro forma financial statements giving effect of the sale of Canadian properties, exchange offer, new credit facility and redemption of notes.

     9.  Current  Report  on Form  8-K on  February  24,  2003,  Regulation  FD,
         including  press  release   announcing   2003  capital  budget,   hedge
         agreements and resignation of director.

     10. Current Report on Form 8-K on March 25, 2003, Regulation FD, including press release announcing 2002 financial results and year end reserves.

     11. Current  Report  on  Form  8-K  on  March  25,  2003,   Regulation  FD,
         Certifications pursuant to U.S.C. Sec 1350.

     12. Current Report on Form 8-K on January 24, 2003. Other Events, including a press release announcing the effectiveness of the registration statement.

     13. Current report on Form-8-K on April 23, 2003. Change in Registrant's Certifying Accountant.

     14. Current Report on Form 8-K on April 30, 2003, Regulation FD, including exhibit of slide presentation.

     15. Current report on Form-8-K/A on April 30, 2003. Change in Registrant's Certifying Accountant

                          ABRAXAS PETROLEUM CORPORATION

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




    Date:  May 14, 2003                    By:/s/ROBERT L.G. WATSON
                                          -------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  May 14, 2003                   By:/s/CHRIS WILLIFORD
                                          -------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer

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



May 14, 2003


/s/ Robert L.G. Watson
Robert L.G. Watson
President, Chief Executive Officer
and  Chairman of the Board

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

May 14, 2003


/s/ Chris Williford
Chris Williford
Executive Vice President and
Principal Accounting Officer

                                                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Abraxas Petroleum Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date thereof (the "Report"), I, Robert L.G. Watson, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and
   (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                    /s/ Robert L.G. Watson
                    Robert L.G. Watson
                    Chairman of the Board, President and Chief Executive Officer May 14, 2003





This certification accompanies the Report pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss.18 of the Securities Exchange Act of 1964, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Abraxas Petroleum Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date thereof (the "Report"), I, Chris E, Williford, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and
   (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                      /s/ Chris E. Williford
                     Chris E. Williford
                     Executive Vice President and Chief Financial Officer May 14, 2003






This certification accompanies the Report pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss.18 of the Securities Exchange Act of 1964, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.