Form 10-K/A
period 2002-12-31
ABRAXAS PETROLEUM CORP
filed 2003-07-22
CIK 867665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


                                   (Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
                         ------------------------------

             (Exact name of Registrant as specified in its charter)
-------------------------------------------------------------------------------

          Nevada                                      74-2584033
-------------------------------------------------------------------------------
     (State or Other Jurisdiction of    (I.R.S. Employer Identification Number)
      Incorporation or Organization)

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


     The aggregate market value of the voting stock (which consists solely of shares of common stock) held by nonaffiliates of the registrant as of June 30, 2002, based upon the closing per share price of $0.75, was approximately $17,414,180 on such date.

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

                                Explanatory Note


     This amendment is being filed to reflect the restatement of the Company's consolidated financial statements, as discussed in Note 20 thereto, and other information related to such restated financial statements. Except for Items 1 and 2 of Part I, Items 6, 7 and 8 of Part II and Item 15 of Part IV, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

                          ABRAXAS PETROLEUM CORPORATION

                                  FORM 10-K/A
                                TABLE OF CONTENTS

                                     PART I

                                                                                                   Page

Item 1.  Business.......................................................................................6
          General.......................................................................................6
          Recent Events.................................................................................7
          Business Strategy ...........................................................................10
          Markets and Customers........................................................................10
          Risk Factors.................................................................................11
          Regulation of Crude Oil and Natural Gas Activities...........................................16
          Canadian Royalty Matters.....................................................................19
          Environmental Matters  ......................................................................20
          Title to Properties..........................................................................22
          Employees....................................................................................23

Item 2.  Properties....................................................................................22
          Primary Operating Areas......................................................................23
          Exploratory and Developmental Acreage........................................................23
          Productive Wells.............................................................................24
          Reserves Information.........................................................................24
          Crude Oil, Natural Gas Liquids and Natural Gas Production and Sales Price ...................26
          Drilling Activities..........................................................................27
          Office Facilities............................................................................28
          Other Properties.............................................................................28

Item 3.  Legal Proceedings.............................................................................28

Item 4.  Submission of Matters to a Vote of Security Holders...........................................28

Item 4a. Executive Officers of Abraxas.................................................................28



                                     PART II

Item 5.  Market for Registrant's Common Equity
            and Related Stockholder Matters............................................................30
          Market Information...........................................................................30
          Holders......................................................................................30
          Dividends....................................................................................30
          Recent Sales of Unregistered Securities......................................................30
          Securities Authorized for Issuance Under Equity Compensation Plans...........................31

Item 6.  Selected Financial Data.......................................................................31

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........32
          General......................................................................................32
          Results of Operations........................................................................32
          Liquidity and Capital Resources..............................................................37
          Critical Accounting Policies..... ...........................................................44
          New Accounting Pronouncements..... ..........................................................46

Item 7a. Quantitative and Qualitative Disclosures about Market Risk....................................48


Item 8.  Financial Statements and Supplementary Data...................................................49

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......................................................49

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant  .........................................49

Item 11.  Executive Compensation.......................................................................50

Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................50

Item 13.  Certain Relationships and Related Transactions...............................................50

Item 14.  Controls and Procedures......................................................................50



                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules,

             and Reports on Form 8-K...................................................................51


           SIGNATURES..................................................................................56


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

     o   results of our hedging activities; and

     o   other factors discussed elsewhere in this document.

                                     PART I

Item 1. Business

General

     Abraxas Petroleum Corporation is an independent energy company engaged primarily in the acquisition, exploration, exploitation and production of crude oil and natural gas. Our principal means of growth has been through the acquisition and subsequent development and exploitation of producing properties. As a result of our historical acquisition activities, we believe that we have a substantial inventory of low risk exploration and development opportunities, the development of which is critical to the maintenance and growth of our current production levels. We seek to complement our acquisition and development activities by selectively participating in exploration projects with experienced industry partners.

    In January 2003, we completed the following transactions:

     o The closing of the sale of the capital stock of our wholly owned subsidiaries Canadian Abraxas Petroleum Limited, referred to herein as Canadian Abraxas, and Grey Wolf Exploration Inc., referred to herein as Old Grey Wolf, to a Canadian royalty trust for approximately $138 million.

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

     o The repayment of Abraxas' 12 7/8% Senior Secured Notes due 2003, principal amount of $63.5 million, plus accrued interest.

     o The repayment of Old Grey Wolf's senior secured credit facility with Mirant Canada Energy Capital Ltd. (Mirant Canada Facility) in the amount of approximately $46.3 million.

      These transactions are more fully described below under the caption "Recent Events."



     Our principal areas of operation are Texas and western Canada. At December 31, 2002, we owned interests in 548,819 gross acres (422,874 net acres), and operated properties accounting for approximately 88% of our PV-10, affording us substantial control over the timing and incurrence of operating and capital expenditures. At December 31, 2002 estimated total proved reserves were 166.5 Bcfe with an aggregate PV-10 of $254.9 million. Subsequent to the transactions described in "Recent Events" our reserves were reduced by 54.0 Bcfe with an aggregate PV-10 of $118.3 million.


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

Recent Events


     We recently completed a series of transactions designed to reduce our indebtedness, improve our ability to meet our debt service obligations and provide us with working capital necessary to develop our existing crude oil and natural gas properties. As a result of these transactions, which we sometimes refer to in this document as the financial restructuring, we have reduced the principal amount of our overall outstanding long-term debt from approximately $300 million at December 31, 2002 to approximately $156.4 million in principal amount at January 23, 2003, and have reduced our annual cash interest payments from approximately $34 million to approximately $4 million, assuming that, as required under the new senior secured credit agreement, Abraxas issues additional New Notes in lieu of cash interest payments. After giving effect to the financial restructurings on January 23, 2003, the principal amount of our outstanding New Notes and new senior secured credit agreement was approximately $156.4 million ($109.7 million in New Notes and $46.7 related to the new senior secured credit agreement). Due to the accounting treatment under accounting principles generally accepted in the United States of America for financial restructurings, the reported carrying value of the New Notes and new senior secured credit agreement will be approximately $175 million ($128.6 million related to the New Notes). The transactions comprising the financial restructuring are summarized below.


     See Notes 2 and 3 of Notes to Consolidated Financial Statements in Item 8 for further information regarding the sale of Canadian Abraxas and Old Grey Wolf and the impact of the exchange offer on our outstanding notes at year end 2002.

         Sale of Stock of Canadian Abraxas and Old Grey Wolf

     On January 23, 2003, Abraxas completed the sale to a wholly owned subsidiary of PrimeWest Energy Inc. of all of the outstanding capital stock of two of Abraxas' former wholly-owned subsidiaries, Canadian Abraxas and Old Grey Wolf, for approximately $138 million before net adjustments of $3.4 million. Under the terms of the agreement with PrimeWest, we have retained certain oil and gas properties formerly held by Canadian Abraxas and Old Grey Wolf, including all of Canadian Abraxas' and Old Grey Wolf's undeveloped acreage existing at the time of the sale, which includes all of our interests in producing and undeveloped acreage in the Ladyfern area. These assets have been contributed to a new wholly-owned subsidiary, Grey Wolf Exploration, Inc., which we refer to herein as New Grey Wolf. Portions of this undeveloped acreage will be developed by PrimeWest and New Grey Wolf under a farmout arrangement.

     Abraxas used the proceeds from the sale of the capital stock of Canadian Abraxas and Old Grey Wolf for the following purposes:

     o to pay fees and expenses of the sale of Canadian Abraxas and Old Grey Wolf of approximately $2.5 million;

     o to redeem our 12 7/8% Senior Secured Notes, Series A, referred to herein as first lien notes, at 100% of their principal amount, plus accrued and unpaid interest, for approximately $66.4 million; and

     o to pay approximately $19.4 million of the cash portion of the exchange offer described below.

     In addition, upon the closing of the sale, Old Grey Wolf repaid all of its outstanding indebtedness of approximately $46.3 million, under the Mirant Canada facility.

    Exchange Offer


     Contemporaneously with the closing of the sale of Canadian Abraxas and Old Grey Wolf, Abraxas completed an exchange offer, pursuant to which it offered to exchange cash and securities for all of the then outstanding 11 1/2% Senior Secured Notes due 2004, Series A, referred to herein as second lien notes, and 11 1/2% Senior Notes due 2004, Series D, referred to herein as old notes, issued by Abraxas and Canadian Abraxas ($52.6 million is carried on Canadian Abraxas). In exchange for each $1,000 principal amount of notes tendered in the exchange offer, tendering note holders received:


     o   cash in the amount of $264;

     o an 11 1/2% Secured Note due 2007, Series A, with a principal amount equal to $610; and

     o   31.36 shares of Abraxas common stock.


     At the time the exchange offer was made, there were approximately $190.2 million of the second lien notes and $801,000 of the old notes outstanding. Holders of approximately 94% of the aggregate outstanding principal amount of the second lien notes and old notes tendered their notes for exchange in the offer. Pursuant to the procedures for redemption under the applicable historical indenture provisions, the remaining 6% of the aggregate outstanding principal amount of the second lien notes and old notes were redeemed at 100% of the principal amount plus accrued and unpaid interest, for approximately $11.5 million ($11.1 million in principal and $0.4 million in interest) and the indentures for the second lien notes and old notes were duly discharged. In connection with the exchange offer, Abraxas made cash payments of approximately $47.5 million and issued approximately $109.7 million in principal amount of New Notes and 5,642,699 shares of Abraxas common stock. Fees and expenses incurred in connection with the exchange offer were approximately $3.8 million, of which $967,000 was charged to expense in 2002 and is included in financing cost in the statement of operations and the balance will be charged to expense in 2003 as the cost are incurred.

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


    Redemption of First Lien Notes

     On January 24, 2003, we completed the redemption of 100% of our outstanding 12 7/8% Senior Secured Notes, Series A, or first lien notes, with approximately $66.4 million of the proceeds from the sale of Canadian Abraxas and Old Grey Wolf utilized to retire $63.5 million of our first lien notes outstanding, plus accrued interest of $2.9 million. Under the terms of the indenture for the first lien notes, we had the right to redeem the first lien notes at 100% of the outstanding principal amount of the notes, plus accrued and unpaid interest to the date of redemption, and to discharge the indenture upon call of the first lien notes for redemption and deposit of the redemption funds with the trustee. We exercised these rights on January 23, 2003 and upon the discharge of the indenture, the trustee released the collateral securing our obligations under the first lien notes.

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

     Term Loan Facility. Upon closing of the new senior secured credit agreement, Abraxas borrowed $4.2 million pursuant to a term loan facility, all of which was used to make cash payments in connection with the financial restructuring. Accrued interest under the term loan facility will be capitalized and added to the outstanding principal amount of the term loan facility until maturity. As of March 5, 2003, Abraxas owed $4.2 million under the term loan facility.

     Revolving Credit Facility. Lenders under the new senior secured credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $50 million. Our current borrowing base under the revolving credit facility is $49.9 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior secured credit agreement. Portions of accrued interest under the revolving credit facility may be capitalized and added to the principal amount of the revolving credit facility. As of March 5, 2003, we had borrowed $42.5 million under the revolving credit facility.

Business Strategy


     Our primary business objectives are to increase reserves, production and cash flow through the following:

     o Low Cost Operations. We seek to maintain low lease operating and general and administrative expenses ("G&A expenses") per Mcfe by operating a majority of our producing properties and by maintaining a high rate of production on a per well basis. As a result of this strategy, we have achieved per unit lease operating and G&A expenses that compare favorably with our peer companies.

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

     Substantially all of our crude oil and natural gas is sold at current market prices under short-term arrangements , as is customary in the industry. During the year ended December 31, 2002, three purchasers accounted for approximately 77% of our United States crude oil and natural gas sales and one customer accounted for approximately 80% of our crude oil and natural gas sales in Canada. We believe that there are numerous other companies available to purchase our crude oil and natural gas and that the loss of one or more of these purchasers would not materially affect our ability to sell crude oil and natural gas. The prices we realize for the sale of our crude oil and natural gas are subject to our hedging activities. You should read the discussion under "Management's Discussion and Analysis of Financial Condition And Results of Operations -- Liquidity and Capital Resources" and "Quantitative and Qualitative

Disclosures about Market Risk; Commodity Price Risk" for more information regarding our historical hedging activities.

Risk Factors

     Our reduced operating cash flow resulting from the sale of Canadian Abraxas and Old Grey Wolf may put significant strain on our liquidity and cash position. Our reduced operating cash flow and resulting limited liquidity has caused us, and the limitations imposed by the new senior secured credit agreement and the New Notes will cause us, to reduce capital expenditures, including exploration, exploitation and development projects. These reductions will limit our ability to replenish our depleting reserves, which could negatively impact our cash flow from operations and results of operations in the future. In addition, under the terms of the New Notes, we are required, to the extent permitted, to pay down debt under the new senior secured credit agreement and, if permitted, the New Notes, with our cash flow which is not required to pay our capital expenditures or make cash interest and tax payments.

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

     In 2000, 2001 and 2002, we experienced hedging losses of $20.2 million, $12.1 million and $3.2 million, respectively.

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


     Use of our net operating loss carryforwards may be limited. At December 31, 2002, Abraxas had, subject to the limitation discussed below, $166.7 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2003 through 2022 if not utilized. At December 31, 2002, Abraxas had approximately $1.0 million of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2003 through 2009 if not utilized. In connection with January 2003 transactions described in Note 2, in Notes to Consolidated Financial Statements, Item 8, certain of the loss carryforwards may be utilized.


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

     Crude oil and natural gas prices and their volatility could adversely affect our revenue, cash flows, profitability and growth. Our revenue, cash flows, profitability and future rate of growth depend substantially upon prevailing prices for crude oil and natural gas. Natural gas prices affect us more than crude oil prices because most of our production and reserves are natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. In addition, we may have ceiling limitation write-downs when prices decline. During the second quarter of 2002, we had a ceiling limitation write down of approximately $116.0 million. Lower prices may also reduce the amount of crude oil and natural gas that we can produce economically.

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

     The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the PV-10 thereof for the crude oil and natural gas properties described in this annual report are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 2002. The sales prices as of such date used for purposes of such estimates were $29.69 per Bbl of crude oil, $18.89 per Bbl of NGLs and $3.79 per Mcf of natural gas. This compares with $18.26 per Bbl of crude oil, $16.29 per Bbl of NGLs and $2.16 per Mcf of natural gas as of December 31, 2001. These estimates also assume that we will make future capital expenditures of approximately $59.5 million in the aggregate, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

     We have experienced recurring net losses. The following table shows the losses we had in 1998, 1999, 2001 and 2002:


                                       Years Ended December 31,

                           1998        1999          2001          2002
                           ----        ----          ----          ----

       Net (loss)        $(84.0)     $(36.7)       $(19.7)       $ (118.5)


     While we had net income in 2000 of $8.4 million, if the significant gain on the sale of an interest in a partnership were excluded, we would have experienced a net loss for the year of $(25.5) million. We cannot assure you that we will become profitable in the future.

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

     The Province of Alberta requires the payment from lessees of oil and gas rights of annual rental payments as well as royalty payments. Regulations made pursuant to the Mines and Minerals Act (Alberta) provide various incentives for exploring and developing crude oil reserves in Alberta. Crude oil produced from horizontal extensions commenced at least five years after the well was originally spudded may qualify for a royalty reduction. An 8,000 cubic meters exemption is available to production from a well that has not produced for a 12-month period prior to January 31, 1993 or 24 months following such date. In addition, crude oil production from eligible new field and new pool wildcat wells and deeper pool test wells spudded or deepened after September 30, 1992, is entitled to a 12-month royalty exemption (to a maximum of CDN $1 million). Crude oil produced from low productivity wells, enhanced recovery schemes (such as injection wells) and experimental projects is also subject to royalty reductions.

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

     We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the exploration and production of crude oil and natural gas. Although we utilized standard industry operating and disposal practices at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties we owned or leased or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Our operations are also impacted by regulations governing the disposal of naturally occurring radioactive materials ("NORM"). We must comply with the Clean Air Act and comparable state statutes which prohibit the emissions of air contaminants, although a majority of our activities are exempted under a standard exemption. Moreover, owners, lessees and operators of crude oil and natural gas properties are also subject to increasing civil liability brought by surface owners and adjoining property owners. Such claims are predicated on the damage to or contamination of land resources occasioned by drilling and production operations and the products derived there from, and are usually causes of action based on negligence, trespass, nuisance, strict liability and fraud.

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

     As of March 5, 2003, New Grey Wolf had 13 full-time employees,  including 3
executive  officers,  1  non-executive   officer,  2  petroleum   engineers,   2
geologists, 1 geophysicist and, 4 technical and clerical personnel in Canada.

Item 2.  Properties

Primary Operating Areas

Texas


     Our U.S. operations are concentrated in South and West Texas with over 99% of the PV-10 of our U.S. crude oil and natural gas properties at December 31, 2002 located in those two regions. We operate 94% of our wells in Texas. Operations in South Texas are concentrated along the Edwards trend in Live Oak and Dewitt Counties, the Frio/Vicksburg trend in San Patricio County and the Wilcox trend in Goliad County. In total in South Texas we own an average 88% working interest in 44 wells with average daily production of 291 net Bbls of crude oil and NGLs and 8,177 net Mcf of natural gas per day for the year ended December 31, 2002. As of December 31, 2002 we had estimated net proved reserves in South Texas of 31,103 Mmcfe (83% natural gas) with a PV-10 of $47.2 million, 70% of which was attributable to proved developed reserves. Our West Texas operations are concentrated along the deep Devonian/Ellenberger formations and shallow Cherry Canyon sandstones in Ward County, the Spraberry trend in Midland County and in the Sharon Ridge Clearfork Field in Scurry County. We have entered into a farmout agreement with EOG Resources Inc. whereby EOG earned a 75% working interest in Abraxas' then existing Montoya acreage by paying Abraxas $2.5 million and paying 100% of the cost of the first five wells, the last of which came on line in December 2002. EOG remains under a continuous development clause, however Abraxas will be responsible for its pro-rata share of the drilling and development costs going forward. Two wells are planned for 2003. In total in West Texas we own an average 75% working interest in 157 wells with average daily production of 389net Bbls of crude oil and NGLs and 6,814 net Mcf of natural gas per day for the year ended December 31, 2002. As of December 31, 2002, we had estimated net proved reserves in West Texas of 65,957 Mmcfe (80% natural gas) with a PV-10 of $62.7 million, 39% of which was attributable to proved developed reserves. During 2002, we drilled a total of 3 new wells (1.06 net) in Texas with a 67% success rate.


Wyoming

     We currently hold over 60,000 contiguous acres in the Powder River Basin in east central Wyoming. The Company has drilled and operates 5 wells in Converse and Niobrara counties that were completed in the Turner and Niobrara formations. We own a 100% working interest in these wells that produced an average of 43 net barrels of crude oil per day in 2002. As of December 31, 2002 we had estimated net proved producing reserves in Wyoming of 91,791 barrels of crude oil with a PV-10 of $427,000.

Western Canada


     We own properties in western Canada, consisting primarily of natural gas reserves and undeveloped acreage in the provinces of Alberta and British Columbia. Our Alberta properties are in two concentrated areas; the Caroline field, 60 miles northwest of Calgary and the Peace River Arch area in northwestern Alberta. We have entered into a farmout agreement with PrimeWest in connection with the sale of Canadian Abraxas and Old Grey Wolf (See "Recent Events") to jointly develop these areas in the future. Our other Canadian operations are located in the Ladyfern area of northeast British Columbia. In this area we participated in six wells being drilled during 2002 with a 50% success rate. As of December 31, 2002 Canadian Abraxas and Grey Wolf had estimated net proved reserves of 68.8 Bcfe (88% natural gas) with a PV-10 of $144.5 million of which 93% was attributable to proved developed reserves. As of December 31, 2002, giving effect to the transactions which occurred in January 2003, New Grey Wolf had estimated net proved reserves, of 14.9 Bcfe (91% natural gas) with a PV-10 of $26.3 million, 61% of which was attributable to proved developed reserves. For the year ended December 31, 2002, the Canadian properties produced an average of approximately 740.5 net Bbls of crude oil and NGLs per day and 27,345.6 net Mcf of natural gas per day. During 2002, we drilled a total of 20 new wells (15.7 net) in Canada with a 90% success rate.


Exploratory and Developmental Acreage

     Our principal crude oil and natural gas properties consist of non-producing and producing crude oil and natural gas leases, including reserves of crude oil and natural gas in place. The following table indicates our interest in developed and undeveloped acreage as of December 31, 2002:

                                         Developed and Undeveloped Acreage
                       -------------------------------------------------------------------
                                               As of December 31, 2002
                       -------------------------------------------------------------------
                            Developed Acreage (1)               Undeveloped Acreage (2)
                       ---------------------------------   -------------------------------
                        Gross Acres(3)     Net Acres(4)   Gross Acres (3)   Net Acres (4)
                       ---------------   -------------- ----------------   ---------------
  Canada (5)              84,335            49,429          367,315           285,827
  Texas                   24,775            19,911           10,881            10,029
  Wyoming                  3,200             3,200           58,311            54,478
                       ---------------   -------------- ----------------   ---------------

       Total             112,310            72,540          436,507           350,334

                       ===============   ============== ===============     ==============

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

(5) Includes 73,840 gross (43,997 net) developed acres and 15,097 gross (8,288 net) undeveloped acres that were sold in connection with the sale of Canadian Abraxas and Old Grey Wolf in January 2003, see Item 1. "Business - Recent Events".


Productive Wells

     The following table sets forth our total gross and net productive wells expressed separately for crude oil and natural gas, as of December 31, 2002:

                                                          Productive Wells (1)
                                    ---------------------------------------------------------------------
                                                         As of December 31, 2002
           ---------------------    ---------------------------------------------------------------------

           State/Country                       Crude Oil                          Natural Gas
           ---------------------    --------------------------------   ----------------------------------
                                      Gross(2)              Net(3)           Gross(2)          Net(3)
                                    ----------------- ---------------- ---------------   ----------------
           Canada (4)                     243.0               5.6            121.0              66.4
           Texas                          139.0             111.3             62.0              45.2
           Wyoming                          5.0               5.0              -                 -
                                    ---------------   --------------   ---------------   ----------------
                    Total                 387.0             121.9            183.0             111.6
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

(4) Includes 228.0 gross (4.3 net) crude oil wells and 114.0 gross (65.0 net) natural gas wells that were sold in connection with the sale of Canadian Abraxas and Old Grey Wolf in January 2003, see Item 1. "Business - Recent Events".


Reserves Information


     The crude oil and natural gas reserves of the U.S. operations only have been estimated as of January 1, 2003, January 1, 2002, and January 1, 2001, by DeGolyer and MacNaughton, of Dallas, Texas. The reserves of the Canadian operations as of January 1, 2002 and January 1, 2001 have been estimated by McDaniel and Associates Consultants Ltd. of Calgary, Alberta. The January 1, 2003 reserves attributable to the Canadian operations were estimated internally. Crude oil and natural gas reserves, and the estimates of the present value of future net revenues there from, were determined based on then current prices and costs. Reserve calculations involve the estimate of future net recoverable reserves of crude oil and natural gas and the timing and amount of future net revenues to be received there from. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.

     The following table sets forth certain information regarding estimates of our crude oil, natural gas liquids and natural gas reserves as of January 1, 2001, January 1, 2002 and January 1, 2003:



                                         Estimated Proved Reserves
                                ----------------------------------------------
                                    Proved          Proved            Total
                                   Developed     Undeveloped         Proved
                                -------------- --------------- ---------------

      As of January 1, 2001
        Crude oil (MBbls)              3,866            1,407           5,273
        NGLs (MBbls)                   3,135              436           3,571
        Natural gas (MMcf)           119,737           71,590         191,327

      As of January 1, 2002
        Crude oil (MBbls)              1,980            1,170           3,150
        NGLs (MBbls)                   3,067              585           3,652
        Natural gas (MMcf)           111,243           77,514         188,757

      As of January 1, 2003 (1)

        Crude oil (MBbls)              1,782            1,317           3,099
        NGLs (MBbls)                   1,222              284           1,506
        Natural gas (MMcf)            90,374           48,458         138,832

------------------
     Reserves on a Mcf equivalent at December 31, 2002 were 146.5 Bcfe. Crude oil and natural gas liquids are converted to a Mcf equivalent (Mcfe) on the basis of 1 Bbl of crude oil and natural gas liquid equals 6 Mcf of natural gas.

1. Reserves as of January 1, 2003 include 67 MBbls of crude oil, 1,079 MBbls of NGLs, and 47,066 MMcf of natural gas that were sold in connection with the sale of Canadian Abraxas and Old Grey Wolf in January 2003, see "Business - Recent Events".


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

     The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the PV-10 thereof for the crude oil and natural gas properties described in this report are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 2002. The average sales prices as of such date used for purposes of such estimates were $29.69 per Bbl of crude oil, $18.89 per Bbl of NGLs and $3.79 per Mcf of natural gas. It is also assumed that we will make future capital expenditures of approximately $59.5 million in the aggregate, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

     We file reports of our estimated crude oil and natural gas reserves with the Department of Energy and the Bureau of the Census. The reserves reported to these agencies are required to be reported on a gross operated basis and therefore are not comparable to the reserve data reported herein.

Crude Oil, Natural Gas Liquids, and Natural Gas Production and Sales Prices

     The following table presents our net crude oil, net natural gas liquids and net natural gas production, the average sales price per Bbl of crude oil and natural gas liquids and per Mcf of natural gas produced and the average cost of production per BOE of production sold, for the three years ended December 31, 2002.


                                                  2000         2001          2002
                                             ------------  ----------    ------------
       Crude oil production (Bbls).......        636,734      454,063        292,264
       Natural gas production (Mcf)......     19,962,470   17,495,598     15,452,721
       Natural gas liquids production
            (Bbls).......................        314,897      277,969        242,032
       MMcfe.............................         25,672       21,888         18,658
       Average sales price per Bbl of
            crude oil....................    $     18.69  $      24.6  $       24.34
       Average sales price per MCF of
            natural gas (1)..............    $      2.71  $      3.20  $        2.55
       Average sales price per Bbl of
            natural gas liquids..........    $     22.42  $     21.51  $       17.94
       Average sales price per Mcfe......    $      2.82  $      3.35  $        2.72
       Average cost of production  per
            Mcfe produced (2)............    $      0.74  $      0.85  $        0.82


(1)  Average sales prices are net of hedging activity.
(2) Crude oil and natural gas were combined by converting crude oil and natural gas liquids to a Mcf equivalent ("Mcfe") on the basis of 1 Bbl of crude oil and natural gas liquid equals 6 Mcf of natural gas. Production costs include direct operating costs, ad valorem taxes and gross production taxes.

Drilling Activities

     The following table sets forth our gross and net working interests in exploratory and development wells drilled during the three years ended December 31 2002.



                                     2000                               2001                              2002
                         -----------------------------      -----------------------------       -------------------------
                          Gross(1)            Net(2)           Gross(1)          Net(2)          Gross(1)         Net(2)
                         ------------       ----------      ------------       ----------       ----------       --------
Exploratory(3)
  Productive(4)

    Crude oil                  -                -                 -                -                1.0            1.0

    Natural gas               3.0               2.5               2.0              1.0              3.0            0.5

    Dry holes(5)              9.0               5.6               1.0               .5              3.0            1.5

                         ------------       ----------      ------------       ----------       ----------       --------
            Total            12.0               8.1               3.0              1.5              7.0            3.0
                         ============       ==========      ============       ==========       ==========       ========

Development(6)
  Productive (4)
    Crude oil                 9.0               9.0               2.0              2.0                -              -

    Natural gas              16.0              12.2              13.0             11.0             14.0           11.8

    Dry holes (5)             3.0               3.0                 -                -              1.0            1.0
                         ------------       ----------      ------------       ----------       ----------       --------
            Total            28.0              24.2              15.0             13.0             15.0           12.8

                         ============       ==========      ============       ==========       ==========       ========

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

     New Grey Wolf leases 17,522 square feet of office space in Calgary, Alberta pursuant to a lease, which expires in April 2003.

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

             Period                                   High        Low
             ------                                   ----        ---
2001         First Quarter                            $5.32        $3.69
             Second Quarter                            4.98         3.10
             Third Quarter                             3.65         1.70
             Fourth Quarter                            1.85         0.88


2002
             First Quarter                            $1.70        $0.89
             Second Quarter                            1.41         0.52
             Third Quarter                             0.98         0.42
             Fourth Quarter                            0.80         0.52

2003         First Quarter (Through March 5, 2003)    $0.99        $0.55

Holders

     As of March 5, 2003, we had 35,622,096 shares of common stock outstanding and had approximately 1,606 stockholders of record.

Dividends

     We have not paid any cash dividends on our common stock and it is not presently determinable when, if ever, we will pay cash dividends in the future. In addition, the indenture governing the New Notes and Senior Secured Credit Agreement prohibits the payment of cash dividends and stock dividends on our common stock. You should read the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for more information regarding the restrictions on our ability to pay dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

                                      Equity Compensation Plan Information
                                                                                          Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                   Number of securities to       Weighted-average      equity compensation plans
                                   be issued upon exercise      exercise price of        (excluding securities
                                   of outstanding options,     outstanding options,     reflected in column (a))
                                     warrants and rights       warrants and rights                (c)
          Plan Category                      (a)                       (b)
Equity compensation plan
approved by security holders              3,003,340                   $1.94                    2,161,366

Equity compensation plans not
approved by security holders
                                          1,252,000                   $2.89                        -

    Item 6. Selected Financial Data


    The following selected financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and other financial information included herein. See "Financial Statements" in Item 8.

                                                                             Year Ended December 31,
                                                ----------------------------------------------------------------------------------

                                                 1998              1999              2000             2001             2002
                                                 ----              ----              ----             ----             ----
                                                                (Dollars in thousands except per share data)
Total revenue (4)                          $    60,084       $    66,770        $    76,600     $    77,243       $     54,320
Net income (loss) (4)                      $   (83,960) (3)  $   (36,680) (3)   $     8,449 (2) $   (19,718) (5)  $    (118,527) (1)
Net income (loss) per common share  -
   diluted (4)                             $    (13.26)      $     (5.41)       $      0.26     $     (0.76)      $      (3.95)
Weighted average shares outstanding -
   diluted (in thousands)                        6,331             6,784             22,616          25,789             29,979
Total assets                               $   291,498       $   322,284        $   335,560     $   303,616       $    181,425
Long-term debt, excluding current
   maturities (4)                          $   299,698       $   273,421        $   266,441     $   285,184       $    236,943
Total stockholders' equity (deficit)       $   (63,522)      $    (9,505)       $    (6,503)    $   (28,585)      $   (142,254)


(1)  Includes ceiling limitation write-down of $116.0 million.

(2) Includes gain on sale of partnership interest of $34 million in 2000 and the reclassification of an extraordinary gain on debt extinguishment in 2000 to other income (see Note 20 to the consolidated financial statements).
(3) Includes ceiling limitation write-down of $61.2 million and $19.1 million for 1998 and 1999, respectively. (4) These amounts have been restated (see
     Note 20 to the consolidated financial statements). (5) Includes ceiling test write-down of $2.6 million in 2001, based on subsequent (March 22, 2002) realized prices, related to our Canadian operations.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


     The following is a discussion of our consolidated financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto. See "Financial Statements" in Item 8.

     As discussed in Note 20 to the consolidated financial statements, the Company's financial statements have been restated. The accompanying management's discussion and analysis gives effect to that restatement.


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

     Commodity Prices. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. In the first quarter of 2002, we experienced a decline in energy commodity prices from the prices that we received in the first quarter of 2001. During the first quarter of 2001, we had certain crude oil and natural gas hedges in place that prevented us from realizing the full impact of a favorable price environment. In January 2001, the market price of natural gas was at its highest level in our operating history and the price of crude oil was also at a high level. However, over the course of 2001 and the beginning of the first quarter of 2002, prices again became depressed, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through December 2002. Prices have continued to increase during the first part of 2003. As of March 5, 2003, the NYMEX price for natural gas was $7.02 per Mcf and $36.69 per Bbl for crude oil.

     The table below illustrates how natural gas prices fluctuated over the course of 2001 and 2002. The table below contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter for 2001 and 2002, including the impact of our hedging activities.

                          Natural Gas Prices by Quarter
                                 (in $ per Mcf)
              ---------------------------------------------------------------------------------------------------
              Quarter Ended
              ---------------------------------------------------------------------------------------------------

               March 31,   June 30,   Sept. 30,     Dec. 31,     March 31,    June 30,    Sept. 30,    Dec. 31,
                 2001        2001        2001         2001          2002         2002        2002        2002
              ------------ ---------- ----------- ------------- ------------- ----------- ----------- -----------
Index               $7.27        $4.82      $2.98       $2.47      $2.38        $3.36       $3.28       $ 3.99
Realized             4.85         3.41       2.26        2.09       2.21         2.44        2.08         3.47

         The NYMEX natural gas price on March 5, 2003 was $7.02 per Mcf.

     Prices for crude oil have followed a similar path as the commodity market fell throughout 2001 and the first quarter of 2002. The table below contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter for 2001 and 2002.


                           Crude Oil Prices by Quarter
                                 (in $ per Bbl)
              -------------------------------------------------------------------------------------------------------
              Quarter Ended
              -------------------------------------------------------------------------------------------------------
              March 31,   June 30,    Sept. 30,    Dec. 31,       March 31,     June 30,    Sept. 30,     Dec. 31,
                 2001       2001         2001        2001            2002         2002         2002         2002
              ----------- ---------- ------------- -------------- ------------- ---------- ------------- ------------
Index         $   29.86   $   27.94 $    26.50   $     22.12         $ 19.48    $ 26.40      $  27.50    $ 28.29
Realized          27.22       25.32      25.06         18.72           16.64      23.47         23.47       24.83


         The NYMEX crude oil price on March 5, 2003 was $ 36.69 per Bbl.


     Hedging Activities. We seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. In 2000, 2001 and 2002, we experienced hedging losses of $20.2 million, $12.1 million and $3.2 million, respectively. In October 2002, all of these hedge agreements expired. Under the expired hedge agreements, we made total payments over the term of these arrangements to various counterparties in the amount of $35.1 million.


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

                                                                    Years Ended December 31,
                                                 ---------------------------------------------
                                                  (dollars in thousands, except per unit data)
                                                      2000             2001             2002
                                                 ---------------  -------------  -------------
Operating revenue:*
   Crude oil sales*............................     $   11,899    $    11,184    $    7,114
   NGLs sales .................................          7,061          5,979         4,343



   Natural gas sales*..........................         54,013         56,038        39,405
   Gas processing revenue......................          2,717          2,438         2,420
   Rig and other...............................            910          1,604         1,038
                                                 ---------------  -------------  -------------
   Total operating revenues ...................     $   76,600    $    77,243    $   54,320
                                                 ===============  =============  =============

   Operating income (loss).....................     $   11,943    $    19,125    $ (110,903)
   Crude oil production (MBbls)................          636.7          454.1         292.3
   NGLs production (MBbls).....................          314.9          278.0         242.0
   Natural gas production (MMcf)...............       19,962.5       17,495.6      15,452.7
   Average crude oil sales price (per Bbl)*         $    18.69    $     24.63    $    24.34
   Average NGLs sales price (per Bbl)               $    22.42    $     21.51    $    17.94
   Average natural gas sales price (per Mcf)*       $     2.71    $      3.20    $     2.55

*Revenue and average sales prices are net of hedging activities.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001:



     Operating Revenue. During the year ended December 31, 2002, operating revenue from crude oil, natural gas and natural gas liquids sales decreased by $22.3 million from $73.2 million in 2001 to $50.9 million in 2002. This decrease was primarily attributable to a decrease in production volumes and lower commodity prices in 2002 as compared to 2001. Crude oil and natural gas revenue was impacted by $11.5 million from a decline in commodity prices and $10.8 million from reduced production. The decline in production was due to the disposition of certain properties in south Texas and natural field declines.

     Natural gas liquids volumes declined from 278.0 MBbls in 2001 to 242.0 MBbls in 2002. Crude oil sales volumes declined from 454.1 MBbls in 2001 to
292.3 MBbls during 2002. Natural gas sales volumes decreased from 17.5 Bcf in 2001 to 15.5 Bcf in 2002. Production declines were primarily attributable to our disposition of assets during 2002 and natural field declines.

     Average sales prices in 2002 net of hedging losses were:

         o  $ 24.34 per Bbl of crude oil,
         o  $ 17.94 per Bbl of natural gas liquids, and
         o  $  2.55 per Mcf of natural gas.

    Average sales prices in 2001 net of hedging losses were:

         o  $24.63 per Bbl of crude oil,
         o  $21.51 per Bbl of natural gas liquids, and
         o  $ 3.20 per Mcf of natural gas.

     Lease Operating Expense. Lease operating expense ("LOE") decreased from $18.6 million in 2001 to $15.2 million in 2002. LOE on a per Mcfe basis for 2002 was $0.82 per Mcfe as compared to $0.83 per Mcfe in 2001. The decrease in the per Mcfe cost is due to a reduced operating cost offset by the decline in production volumes.

     G&A Expense. General and administrative ("G&A") expense increased slightly from $6.4 million in 2001 to $6.9 million in 2002. This increase was due primarily to increased legal expenses related to ongoing litigation in 2002. Our G&A expense on a per Mcfe basis increased from $0.30 in 2001 to $0.37 in 2002. The increase in the per Mcfe cost was due primarily to lower production volumes in 2002 as compared to 2001.

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

     DD&A Expense. Depreciation, depletion and amortization ("DD&A") expense decreased by $5.9 million from $32.4 million in 2001 to $26.5 million in 2002. The decline in DD&A is due to reductions in our full cost pool resulting from ceiling test write-downs, as well as lower production volumes. Our DD&A expense on a per Mcfe basis for 2002 was $1.42 per Mcfe as compared to $1.74 per Mcfe in 2001.

     Interest Expense. Interest expense increased from $31.5 million to $34.1 million for 2002 compared to 2001. The increase was the result of additional sales pursuant to our production payment arrangement with Mirant Americas as well as increased borrowings under Old Grey Wolf's credit facility in 2002. The production payment was reacquired in June 2002 for approximately $6.8 million.

     Ceiling Limitation Write-down. We record the carrying value of our crude oil and natural gas properties using the full cost method of accounting. For more information on the full cost method of accounting, you should read the description under "Critical Accounting Policies-- Full Cost Method of Accounting for Crude Oil and Natural Gas Activities". As of December 31, 2001, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $71.3 million. These amounts were calculated considering 2001 year-end prices of $19.84 per Bbl for crude oil and $2.57 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, crude oil and natural gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved crude oil and natural gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for crude oil and $2.89 per Mcf for natural gas.

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

     Income taxes. Income tax expense decreased from an expense of $2.4 million for the year ended December 31, 2001 to a benefit of $29.7 million for the year ended December 31, 2002. The decrease was primarily due to the tax benefit relating to the ceiling limitation write-down related to our Canadian properties.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000:


     Operating Revenue. During the year ended December 31, 2001, operating revenue from crude oil, natural gas and natural gas liquids sales, increased by $200,000 from $73.0 million in 2000 to $73.2 million in 2001. This increase was primarily attributable to an increase in commodity prices offset by a decline in production volumes. Increased prices contributed $12.9 million in additional revenue, which was offset by $12.7 million due to a decrease in production volumes. The decline in production was due to the disposition of certain properties and natural field declines.

     Natural gas liquids volumes declined from 314.9 MBbls in 2000 to 278.0 MBbls in 2001. Crude oil sales volumes declined from 636.7 MBbls in 2000 to
454.1 MBbls during 2001. Natural gas sales volumes decreased from 20.0 Bcf in 2000 to 17.5 Bcf in 2001. Production declines were primarily attributable to our property disposition and natural field declines.

     Average sales prices in 2001 net of hedging losses were:

         o $ 24.63 per Bbl of crude oil,
         o $ 21.51 per Bbl of natural gas liquids, and
         o $ 3.20 per Mcf of natural gas.

    Average sales prices in 2000 net of hedging losses were:

         o $18.69 per Bbl of crude oil,
         o $22.42 per Bbl of natural gas liquids, and
         o $ 2.71 per Mcf of natural gas.

     Lease Operating Expense. Lease operating expense decreased from $18.8 million in 2000 to $18.6 million in 2001. LOE on a per Mcfe basis for 2001 was $0.85 per Mcfe as compared to $0.73 per Mcfe in 2000. The increase in the per Mcfe cost is due to a decline in production volumes.

     G&A Expense. General and administrative expense decreased from $6.5 million in 2000 to $6.4 million in 2001. Our G&A expense on a per Mcfe basis increased from $0.27 in 2000 to $0.29 in 2001. The increase in the per Mcfe cost was due primarily to lower production volumes in 2001 as compared to 2000.

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

     DD&A Expense. Depreciation, depletion and amortization expense decreased by $3.4 million from $35.9 million in 2000 to $32.5 million in 2001. Our DD&A expense on a per Mcfe basis for 2001 was $1.48 per Mcfe as compared to $1.40 per Mcfe in 2000. The decline in DD&A is due to reductions in our full cost pool resulting from ceiling test write-downs in prior years, as well as lower production volumes.

     Interest Expense. Interest expense increased by $400,000 from $31.1 million to $31.5 million for 2001 compared to 2000. This increase resulted from an increase in debt levels during 2001 compared to 2000. The increase in our debt level was the result of additional sales pursuant to our production payment arrangement with Mirant Americas.

     Ceiling Limitation Write-down. We record the carrying value of our crude oil and natural gas properties using the full cost method of accounting for crude oil and natural gas properties. As of December 31, 2001, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $71.3, ($38.9 million on the U.S. properties and $32.4 million on the Canadian properties) million. These amounts were calculated considering 2001 year-end prices of $19.84 per Bbl for crude oil and $2.57 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, crude oil and natural gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved crude oil and natural gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for crude oil and $2.89 per Mcf for natural gas.

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

     Our sources of capital are primarily cash on hand, cash from operating activities, funding under the new senior secured credit agreement and the sale of properties. Our overall liquidity depends heavily on the prevailing prices of crude oil and natural gas and our production volumes of crude oil and natural gas. Significant downturns in commodity prices, such as that experienced in the last nine months of 2001 and the first quarter of 2002, can reduce our cash from operating activities. Although we have hedged a portion of our natural gas and crude oil production and will continue this practice as required pursuant to the new senior secured credit agreement, future crude oil and natural gas price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Low crude oil and natural gas prices could also negatively affect our ability to raise capital on terms favorable to us.

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


     Working Capital. At December 31, 2002 our current liabilities of approximately $82.8 million exceeded our current assets of $17.2 million. However, as a result of the financial restructuring completed in January 2003 our current liabilities were reduced by $75.7 million to $7.1 million as of January 23, 2003, which includes trade payables of $4.1 million and $1.6 million of revenues due third parties. After giving effect to the scheduled principal reductions required during 2003 under our senior secured credit agreement, we will have cash interest expense of approximately $4.0 million. We do not expect to make cash interest payments with respect to the outstanding New Notes, and the issuance of additional New Notes in lieu of cash interest payments thereon will not affect our working capital balance.

     Capital Expenditures. Capital expenditures in 2000, 2001 and 2002 were $74.4 million, $57.1 million and $38.7 million, respectively. The table below sets forth the components of these capital expenditures for the three years ended December 31, 2000, 2001 and 2002.



                                         Year Ended December 31,
                              ---------------------------------------------
                                  2000              2001           2002
                              ---------------  -------------- -------------
                                             (dollars in thousands)
Expenditure category:
      Property acquisitions     $    7,189      $        -     $       -
      Development                   64,873          56,694        38,560
      Facilities and other           2,350             362           154
                              ---------------  -------------- -------------
      Total                    $    74,412      $   57,056      $ 38,714
                              ===============  ============== =============


     During 2000, 2001 and 2002, capital expenditures were primarily for the development of existing properties. For 2003, our capital expenditures are subject to limitations imposed under the new senior secured credit agreement and New Notes, including a maximum annual capital expenditure budget of $15 million for 2003, and subject to reduction in the event of a reduction in our net assets. We currently expect to have a capital expenditure budget of up to $8 million for the first quarter of 2003. Our capital expenditures could include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline from current levels, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties.


     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:


                                                               2000               2001             2002
                                                           -------------      -------------     -----------
                                                                        (dollars in thousands)
Net cash (used in) provided by operating activities         $    21,372       $   16,263        $   (8,336)
Net cash used in investing activities                           (18,773)         (30,797)           (5,036)
Net cash provided by (used in) financing activities              (3,818)          20,685            10,836
                                                           --------------     -------------     ------------
Total                                                       $    (1,219)      $    6,151        $   (2,536)
                                                           ==============     =============     ============


     Operating activities for the year ended December 31, 2002, used $8.4 million of cash. Investing activities used $5.0 million during 2002. Our investing activities included the sale of properties which provided $33.9 million, and the use of $38.7 million primarily for the development of producing properties. Financing activities provided us with $10.8 million during 2002, relating primarily to advances on Old Grey Wolf's credit facility.

     Operating activities for the year ended December 31, 2001 provided us $16.3 million of cash. Investing activities included the sale of properties which provided $28.9 million, and the use of $57.1 million for the development of producing properties and $2.7 million for the acquisition of the minority interest in Grey Wolf. Financing activities provided $20.7 million during 2001, including the provision of additional funding of $11.7 million under our production payment arrangement with Mirant Americas, and the provision of $18.3 million under Old Grey Wolf's credit facility. Payments on long-term debt used $9.3 million.


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


     Our best opportunity for additional sources of liquidity and capital will be through the issuance of equity securities or through the disposition of assets, as allowed under the various financing arrangements.


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

                                                                Payments due in:
Contractual Obligations
(dollars in thousands)
----------------------------- --------------------------------------------------------------------------------------
                                 Total          2003           2004          2005          2006           2007
----------------------------- ------------- -------------- ------------- ------------- ------------- ---------------
Long-Term Debt (1)              $300,443     $  63,500      $ 190,979      $    -       $      -      $  45,964
Operating Leases (2)                 985           336            236          236            177            -

(1) After the transactions described in Item 1 - "Recent Events," the amounts would be $0 in each of the three years 2003, 2004 and 2005, $47,996 in 2006 and $184,000 for 2007. These amounts represent the balances outstanding under the term loan facility, the revolving credit facility and the New Notes. These repayments assume that interest will be capitalized under the term loan facility and that periodic interest on the new senior secured credit agreement will be paid on a monthly basis and that we will not draw down additional funds there under.

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

                                                             Long Term Indebtedness
                                                                                                         Pro forma
                                                                                                        December 31,
                                                                                                          2002 (a)
                                                                                                           After
                                                                                 December 31           Restructuring
                                                                       -----------------------------------------------
                                                                                  2001          2002
                                                                        ------------------- -------------- -----------
                                                                                      (In thousands)

  12 7/8% Senior Secured Notes due 2003 (first lien notes).............. $         63,500 $      63,500    $       -
  11 1/2% Senior Secured Notes due 2004 (second lien notes).............          190,178       190,178            -
  11 1/2% Senior Notes due 2004 (old lien notes)........................              801           801            -

  9 1/2% Senior Credit Facility ("Grey Wolf Facility") providing for borrowings up to approximately US $96 million (CDN $150
       million). Secured by the assets of Old Grey Wolf and
       non-recourse to Abraxas.......................................              22,944        45,964            -
  Production Payment  ...............................................               8,176           -              -
  11 1/2% Secured Notes due 2007 (New Notes) - January 2003..........                 -             -         128,600
  New Senior Secured Credit Agreement - January 2003.................                 -             -          46,700
                                                                         ------------------ -------------- -----------
                                                                                  285,599       300,443       175,300
  Less current maturities ...........................................                 415        63,500            -
                                                                         ------------------ -------------- -----------
                                                                         $        285,184   $   236,943    $  175,300
                                                                         ================== ============== ===========



(a) After the transactions described in Note 2, for financial reporting purposes, the New Notes will be reflected at the carrying value of the Second Lien Notes and Old Notes prior to the exchange of $191.0 million, net of the cash offered in the exchange of $47.5 million and net of the fair market value related to equity of $3.8 million offered in the exchange. In conjunction with the financial restructuring transaction, Abraxas paid cash of $11.5 million ($11.1 in principal and $0.4 million in interest) to redeem certain of the outstanding old debt and accrued interest. The result of all of these items will be a remaining carrying value of the New Notes of $128.6 million. The face amount of the New Notes is $109.7 million. See Note 2 of Notes to Consolidated Financial Statements in Item 8 for terms and conditions of the New Notes and the New Senior Secured Credit Agreement.


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

Period                                                     Percentage

From January 24, 2003 to June 23, 2003.......................80.0429%
From June 24, 2003 to January 23, 2004.......................91.4592%
From January 24, 2004 to June 23, 2004.......................97.1674%
From June 24, 2004 to January 23, 2005.......................98.5837%
Thereafter...................................................100.0000%


     Under the indenture, we are subject to customary covenants which, among other things, restrict our ability to:

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

Net Operating Loss Carryforwards


     At December 31, 2002, the Company had, subject to the limitation discussed below, $166.7 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2003 through 2022 if not utilized. At December 31, 2002, the Company had approximately $1.0 million of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2003 through 2009 if not utilized. In connection with January 2003 transactions described in Note 2, in Notes to Consolidated Financial Statements,
Item 8, certain of the loss carryforwards may be utilized.


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

     An ownership change under Section 382 occurred in December 1999, following the issuance of additional shares, as described in Note 6. It is expected that the annual use of U.S. net operating loss carryforwards subject to this Section 382 limitation will be limited to approximately $363,000, subject to the lower limitations described above. Future changes in ownership may further limit the use of the Company's carryforwards. In 2000 assets with built-in gains were sold, increasing the Section 382 limitation for 2001 by approximately $31,000,000.


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


Related Party Transactions

     Accounts receivable - Other in the consolidated balances sheets includes approximately $48,365 and $51,211 as of December 31, 2001 and 2002, respectively, representing amounts due from officers and stockholders relating to advances made to employees.

     Wind River Resources Corporation ("Wind River"), all of the capital stock of which is owned by the Company's President, owns a twin-engine airplane. The airplane is available for business use by the employees of the Company from time to time. The Company paid Wind River a total of approximately $336,000, $314,000 and $345,000 in 2000, 2001 and 2002 respectively, for Wind River's operating costs associated with the Company's use of the plane.


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


     At the time it was adopted, management believed that the full cost method would be preferable, as earnings tend to be less volatile than under the successful efforts method. However, the full cost method makes us susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. The Company has experienced this situation several times over the years, most recently in 2002. Our crude oil and natural gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on our business including impact from the full cost method of accounting.

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

     For the year ended December 31, 2002, we recorded a write-down of $116.0 million. The write-down in 2002 was due to low commodity prices. We cannot assure you that we will not experience additional write-downs in the future. Should commodity prices decline, a further write-down of the carrying value of our crude oil and natural gas properties may be required.

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


     Statement of Financial Accounting Standards, ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was effective for the Company on January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under this statement, all derivatives, whether designated in hedging relationships or not, are required to be recorded at fair value on our balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the consolidated statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivative instruments designated as fair value hedges, changes in fair value, to the extent the hedge is effective, are recognized as an increase or decrease to the value of the hedged item until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Changes in fair value of contracts that do not meet the SFAS 133 definition of a cash flow or fair value hedge are also recognized in earnings through risk management income. All amounts initially recorded in this caption are ultimately reversed within the same caption and included in oil and gas sales or interest expense, as applicable, over the respective contract terms.


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

New Accounting Pronouncements


     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the full cost method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather that tangible assets. If it is determined that reclassification is necessary, the Company's oil and gas properties would be reduced by $868,000 million and $3.1 and intangible assets would have increased by a like amount at December 31, 2001 and 2002, respectively, representing cost incurred from the effective date of June 30, 2001. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and reclassifications necessary would not impact the Company's cash flows or results of operations.

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

     We have completed our assessment of SFAS No. 143 and based on our estimates, we do not expect the statement to have a material effect on our financial position, results of operations and cash flows for future periods. At January 1, 2003, we estimate that the present value of our future Asset Retirement Obligation ("ARO") for natural gas and oil property and related equipment is approximately $657,000. We estimate that the cumulative effect to the adoption of SFAS No. 143 and the change in the accounting principle will be a loss of $285,000, which will be recorded in the first quarter of 2003. The impact on each of the prior years was not material.


     Effective January 1, 2002, we adopted SFAS No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. This new standard had no impact on the consolidated financial statements for the year ended December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for us beginning January 1, 2003. All other provisions of this standard were effective for us as of May 15, 2002 and did not have an impact on our financial condition or results of operations. Upon issuance of our restated financial statements included in this Form 10-K/A we have reclassified the gain on the early extinguishment of debt in 2000 from an extraordinary item to other income - see Note 20. This reclassification did not affect net income for the year ended December 31, 2000.


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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

 Commodity Price Risk

     As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil, natural gas and natural gas liquids. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2002, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income by approximately $5.1 million for the year.

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



     In 2000, 2001 and 2002, we experienced hedging losses of $20.2 million, $12.1 million and $3.2 million, respectively. In October 2002, all of these hedge agreements expired. Under the expired hedge agreements, we made total payments to various counterparties in the amount of $35.1 million.

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

Foreign Currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre-tax loss of $63.4 million for the year ended December 31, 2002. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net loss by approximately $3.2 million. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

Item 8. Financial Statements

     For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements.


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


     Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2002, our management determined that the wholly owned Canadian subsidiaries should not have been presented as discontinued operations. As a result, the accompanying consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of operations, and cash flows for each of the three years in the period ended December 31, 2002 have been restated to present the assets and liabilities, results of operations, and cash flows as components of continuing operations. This restatement relates to the inappropriate initial implementation of SFAS No. 144. In the future, we will monitor all new standards to determine the appropriate approach of implementation given our industry's method of accounting.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Consolidated Financial Statements Page

         Report of  Independent Auditors.....................................F-2

         Consolidated Balance Sheets,

           December 31, 2001 and 2002 (Restated).............................F-3


         Consolidated Statements of Operations,

           Years Ended December 31, 2000, 2001 and 2002 (Restated)...........F-5


         Consolidated Statements of Stockholders' Equity (Deficit)

            Years Ended December 31, 2000, 2001 and 2002.....................F-6


         Consolidated Statements of Cash Flows

           Years Ended December 31, 2000, 2001 and 2002 (Restated)...........F-8

         Notes to Consolidated Financial Statements.........................F-10


         Grey Wolf Exploration, Inc.


                  Report of  Independent Auditors...........................F-45

                  Balance Sheets at December 31, 2002 and 2001..............F-46


                  Statements of Earnings and Retained Earnings

                    Years ended December 31, 2002, 2001 and 2000............F-48


                  Statements of Cash Flows

                    Years ended December 31, 2002, 2001 and 2000............F-49

                  Notes to Financial Statements.............................F-50


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


4.6 Indenture dated January 23, 2003, by and among Abraxas, as Issuer; the subsidiary Guarantors party thereto and U.S. Bank, N.A., as Trustee, relating to Abraxas' 11-1/2 % Secured Notes Due 2007. (filed as Exhibit
       4.1 to Abraxas' Current Report on Form 8-K dated February 6, 2003).


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

10.10 Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.30 to the 1993 S-1.


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

10.20 Purchase Agreement for Dollar Denominated Production Payment dated as of October 6, 1999 by and between Abraxas and Southern Producer Services, L.P. (Filed as Exhibit 10.1 to Abraxas' Quarterly Report on Form 10-Q filed November 15, 1999).

10.21 Conveyance of Dollar Denominated Production Payment dated as of October 6, 1999 by and between Abraxas and Southern Producer Services, L.P. (Filed as Exhibit 10.2 to Abraxas' Quarterly Report on Form 10-Q filed November 15, 1999).

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

23.1   Consent of Deloitte & Touche LLP (filed herewith).

23.2   Consent of Deloitte & Touche LLP Chartered Accountants (filed herewith).

23.3   Consent of DeGolyer and MacNaughton. (filed herewith).

23.4   Consent of McDaniel & Associates Consultants, Ltd. (filed herewith).

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

                                            ABRAXAS PETROLEUM CORPORATION

         By:/s/ Robert L.G. Watson             By: /s/ Chris E. Williford
            --------------------------             --------------------------
            President and Principal               Exec. Vice President and
            Executive Officer                     Principal Financial and
                                                  Accounting Officer

         DATED: July 22, 2003


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                     Name and Title                Date


/s/ Robert L.G. Watson              Chairman of the Board,
----------------------------        President (Principal Executive
Robert L.G. Watson                  Officer)  and Director         July 22, 2003


/s/ Chris E. Williford              Exec. Vice President and
----------------------------        Treasurer (Principal Financial
Chris Williford                      and Accounting Officer)       July 22, 2003

/s/ Craig S. Bartlett, Jr.                  Director               July 22, 2003
----------------------------
Craig S. Bartlett, Jr.

/s/ Franklin Burke                          Director               July 22, 2003
----------------------------
Franklin Burke

/s/ Ralph F. Cox                            Director               July 22, 2003
----------------------------
Ralph F. Cox

/s/ James C. Phelps                         Director               July 22, 2003
----------------------------
James C. Phelps

/s/ Joseph A. Wagda                         Director               July 22, 2003
----------------------------
Joseph A. Wagda

                                 CERTIFICATIONS


I, Robert L. G. Watson, certify that:

1. I have reviewed this annual report on Form 10-K/A of Abraxas Petroleum Corporation;

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


Date: July 22, 2003


/s/ Robert L.G. Watson
Robert L.G. Watson
Chairman of the Board, President and
Principal Executive Officer

                                 CERTIFICATIONS

I, Chris Williford, certify that:

1. I have reviewed this annual report on Form 10-K/A of Abraxas Petroleum Corporation;


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


Date:  July 22, 2003


/s/ Chris Williford
Chris Williford
Executive Vice President and
Principal Accounting Officer

                                                                   Exhibit 23.1

Independent Auditors' Consent




We consent to the incorporation by reference in the Registration Statements No. 33-48932, 33-48934, 33-72268, 33-81416, 33-81418, 333-17375, and 333-17377 of
Abraxas Petroleum Corporation on Form S-8 of our report dated March 10, 2003, July 18, 2003, as to Note 20 and the first paragraph of "New Accounting Pronouncements" in Note 1, (which report expresses an unqualified opinion and includes two explanatory paragraphs referring to the subsequent events described in Note 2 and the restatement described in Note 20), appearing in this Annual Report on Form 10-K/A of Abraxas Petroleum Corporation for the year ended December 31, 2002.



/s/ Deloitte & Touche LLP


San Antonio, Texas
July 18, 2003

                                                                  Exhibit 23.2


Independent Auditors' Consent



We consent to the incorporation by reference in the Registration Statements No. 33-48932, 33-48934, 33-72268, 33-81416, 33-81418, 333-17375, and 333-17377 of
Abraxas Petroleum Corporation on Form S-8 of our report dated March 10, 2003 on the financial statements of Grey Wolf Exploration Inc. (which report expresses an unqualified opinion and includes an explanatory paragraph relating to our previously issued report on the financial statements of Grey Wolf Exploration Inc. which excluded differences between Canadian and United States generally accepted accounting principles as set out in Note 12, and for U.S. readers has a Canada-U.S. reporting difference which would require an explanatory paragraph relating to the Company's changes in accounting policies and significant subsequent events that have been disclosed in the financial statements), appearing in this Annual Report on Form 10-K/A of Abraxas Petroleum Corporation for the year ended December 31, 2002.


Calgary, Canada                                    /s/ Deloitte & Touche LLP

July 18, 2003                                      Chartered Accountants

                                                                  Exhibit 23.3


                       Consent of DeGolyer and MacNaughton



     We hereby consent to the incorporation in your Annual Report on Form 10-K/A of the references to DeGolyer and MacNaughton in the "Reserves Information" section and to the use by reference of information contained in our "Appraisal Report as of December 31, 2002 on Certain Interests owned by Abraxas Petroleum Corporation," Appraisal Report as of December 31,2001 on Certain Interest owned by Abraxas Petroleum Corporation," and "Appraisal Report as of December 31, 2000, on Certain Interest owned by Abraxas Petroleum Corporation" (our Reports). However, that since the crude oil, condensate, natural gas liquids, and natural gas reserves estimates set forth in our Reports have been combined with reserve estimates of other petroleum consultants, we are necessarily unable to verify the accuracy of the reserves values contained in the aforementioned Annual Report.


                                                   DeGolyer and MacNaughton



Dallas, Texas
July 22, 2003

                                                                  Exhibit 23.4

                 Consent of McDaniel and Associates Consultants LTD.


We consent to the incorporation in your Annual Report on Form 10-K/A of the references to McDaniel and Associates Consultants Ltd. in the "Reserves Information" section and to the use by reference of information contained in our Evaluation Report "Canadian Abraxas Petroleum Ltd., Evaluation of Oil & Gas Reserves, As of January 1, 2002", dated April 3, 2002.


McDaniel & Associates Consultants LTD


Calgary, Alberta
April 3, 2002

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the amendment to the Annual Report of Abraxas Petroleum Corporation (the "Company") on Form 10-K/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L.G. Watson, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/ Robert L.G. Watson
                                      Robert L.G. Watson
                                      Chairman of the Board, President
                                      and Chief Executive Officer
                                      July 22, 2003



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss.18 of the Securities Exchange Act of 1964, as amended.


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

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the amendment to the Annual Report of Abraxas Petroleum Corporation (the "Company") on Form 10-K/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chris E, Williford, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/ Chris E. Williford
                                      Chris E. Williford
                                      Executive Vice President and
                                      Chief Financial Officer
                                      July 22, 2003




This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss.18 of the Securities Exchange Act of 1964, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                         Page
Abraxas Petroleum Corporation and Subsidiaries
Independent Auditors' Reports for the years ended December 31, 2000,
  2001 and 2002.............................................................F-2
Consolidated Balance Sheets at December 31, 2001 and 2002 (Restated)........F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 2001 and 2002 (Restated)...............................F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the
 years ended December 31, 2000, 2001 and 2002...............................F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 2001 and 2002(Restated) ...............................F-8
Notes to Consolidated Financial Statements ...... ..........................F-10

Grey Wolf Exploration Inc.

Auditors' Reports for the years ended December 31, 2000,
   2001 and 2002............................................................F-45
Comments by Auditors' for US readers on Canada - US reporting differences...F-46
Balance Sheets at December 31, 2002 and 2001................................F-47
Statements of Earnings and Retained Earnings for the years ended
  December 31, 2002, 2001 and 2000..........................................F-48
Statements of Cash Flows for the years ended December 31, 2002,
  2001 and 2000.............................................................F-49
Notes to Financial Statements...............................................F-50

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

As discussed in Note 2 to the financial statements, on January 23, 2003, the Company sold all of the outstanding common stock of two wholly owned subsidiaries, Canadian Abraxas Petroleum Limited and Grey Wolf Exploration, Inc., repaid certain debt, and also entered into an agreement to exchange cash, new debt and common stock of the Company for certain other debt.

As discussed in Note 20 to the financial statements, the accompanying 2000, 2001 and 2002 financial statements have been restated.




/s/DELOITTE & TOUCHE LLP
San Antonio, Texas

March 10, 2003 (July 18, 2003, as to Note 20 and the first paragraph of "New Accounting Pronouncements" in Note 1)



                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        (As Restated, see Note 20)
                                                                   --------------------------------------
                                                                                December 31
                                                                   --------------------------------------
                                                                         2001                2002
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)
Current assets:
   Cash ...................................................           $       7,605      $       4,882
   Accounts receivable:
       Joint owners .......................................                   2,785              2,215
       Oil and gas production sales .......................                   4,758              7,466
       Other ..............................................                     504                364
                                                                   ------------------ -------------------
                                                                              8,047             10,045
   Equipment inventory ....................................                   1,251              1,014
   Other current assets ...................................                     443              1,240
                                                                   ------------------ -------------------
     Total current assets..................................                  17,346             17,181

Property and equipment:
     Oil and gas properties, full cost method of accounting:
       Proved .............................................                 486,098            521,995
       Unproved, not subject to amortization ..............                  10,626              7,052
     Other property and equipment .........................                  67,632             44,189
                                                                   ------------------ -------------------
           Total ..........................................                 564,356            573,236
      Less accumulated depreciation, depletion, and
       amortization .......................................                 282,462            422,842
                                                                   ------------------ -------------------
       Total property and equipment - net .................                 281,894            150,394

Deferred financing fees, net of accumulated amortization
   of $8,668 and $10,763 at December 31, 2001 and 2002,
   respectively ...........................................                   3,928              5,671
Deferred income taxes......................................                       -              7,820
Other assets ..............................................                     448                359
                                                                   ------------------ -------------------
   Total assets ...........................................           $     303,616      $     181,425
                                                                   ================== ===================





           See accompanying Notes to Consolidated Financial Statements


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                        (As Restated, see Note 20)
                                                                   --------------------------------------
                                                                                December 31
                                                                   --------------------------------------
                                                                         2001                2002
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)
Current liabilities:
   Accounts payable ..........................................        $      10,542      $       9,687
   Joint interest oil and gas production payable .............                3,596              2,432
   Accrued interest ..........................................                6,013              6,009
   Other accrued expenses ....................................                1,116              1,162
   Hedge liability............................................                  658                  -
   Current maturities of long-term debt ......................                  415             63,500
                                                                   ------------------ -------------------
     Total current liabilities................................               22,340             82,790

Long-term debt ...............................................              285,184            236,943

Deferred income taxes.........................................               20,621                  -

Future site restoration  .....................................                4,056              3,946

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, par value $.01 per share - authorized
     200,000,000 shares;  issued 30,145,280 at
     December 31, 2001 and 2002  .............................                  301                301
   Additional paid-in capital ................................              136,830            136,830
   Receivables from stock sale................................                  (97)               (97)
   Accumulated deficit .......................................             (151,094)          (269,621)
   Treasury stock, at cost, 165,883 shares....................                 (964)              (964)
   Accumulated other comprehensive income (loss)..............              (13,561)            (8,703)
                                                                   ------------------ -------------------
Total stockholders' equity  (deficit).........................              (28,585)          (142,254)
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



           See accompanying Notes to Consolidated Financial Statements



                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           (As Restated, see Note 20)
                                                            ----------------------------------------------------------
                                                                             Year Ended December 31
                                                            ----------------------------------------------------------
                                                                     2000              2001               2002
                                                            ----------------------------------------------------------
                                                                       (In thousands except per share data)
Revenues:
   Oil and gas production revenues .........................     $      72,973      $      73,201     $      50,862
   Gas processing revenues..................................             2,717              2,438             2,420
   Rig revenues ............................................               505                756               635
   Other  ..................................................               405                848               403
                                                              --------------------------------------------------------
                                                                        76,600             77,243            54,320
Operating costs and expenses:
   Lease operating and production taxes ....................            18,783             18,616            15,240
   Depreciation, depletion, and amortization ...............            35,857             32,484            26,539
   Proved property impairment ..............................                 -              2,638           115,993
   Rig operations ..........................................               717                702               567
   General and administrative ..............................             6,533              6,445             6,884
   General and administrative (Stock-based compensation)....             2,767             (2,767)                -
                                                              --------------------------------------------------------
                                                                        64,657             58,118           165,223
                                                              --------------------------------------------------------
Operating income (loss).....................................            11,943             19,125          (110,903)

Other (income) expense:
   Interest income .........................................              (530)               (78)              (92)
   Amortization of deferred financing fees .................             2,091              2,268             2,095
   Interest expense ........................................            31,140             31,523            34,150
   Financing costs..........................................                 -                  -               967
   (Gain) loss on sale of equity investment ................           (33,983)               845                 -
   Gain on debt extinguishment .............................            (1,773)                 -                 -
   Other ...................................................             1,563                207               201
                                                              --------------------------------------------------------
                                                                        (1,492)            34,765            37,321
                                                              --------------------------------------------------------
Income (loss) before income tax.............................            13,435            (15,640)         (148,224)
Income tax expense (benefit):
   Current .................................................            (1,233)               505                 -
   Deferred ................................................             4,938              1,897           (29,697)
Minority interest in income of foreign subsidiary (2001
   prior to purchase).......................................             1,281              1,676                 -
                                                              --------------------------------------------------------
Net income (loss)........................................     $          8,449   $        (19,718)    $    (118,527)
                                                              ========================================================

Net income (loss) per common share - basic ..............     $           0.37   $          (0.76)    $       (3.95)
                                                              =======================================================
Net income (loss) per common share  - diluted............     $           0.26   $          (0.76)    $       (3.95)
                                                              ========================================================




           See Accompanying Notes to Consolidated Financial Statements


                                  ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        (In thousands except share amounts)



                                                                                                 Accumulated
                                    Common Stock     Treasury Stock  Additional                   Other        Receivables
                                ------------------------------------  Paid-In    Accumulated   Comprehensive      From
                                  Shares   Amount  Shares   Amount    Capital       Deficit    Income (Loss)   Stock Sale   Total
                                ---------------------------------------------------------------------------------------------------
Balance at January 1, 2000..    22,747,099 $ 227  152,083 $ (1,071)  $ 127,562    $ (139,825)   $   3,602     $   (97)     $(9,602)
   Comprehensive income
     (loss):
   Net income...............           -     -          -       -          -           8,449            -           -        8,449
     Other comprehensive
       income:
       Foreign currency
         translation
         adjustment ........           -      -         -                  -               -       (8,401)          -       (8,401)
                                                                                                                       ------------
   Comprehensive income (loss)         -      -         -        -         -               -            -           -           48
   Stock-based
     compensation  expense..           -      -         -        -       2,767             _            -           -        2,767
   Issuance of common stock
     and warrants for
     compensation ..........        12,753    -   (25,000)     185          80             -            -           -          265
   Purchase of treasury
     stock .................           -      -    38,800      (78)         -              -            -           -          (78)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000    22,759,852 $ 227   165,883  $ (964)  $ 130,409    $ (131,376)     $(4,799)     $    (97)    $(6,600)
   Comprehensive income
     (loss):
   Net loss.................           -      -         -        -          -        (19,718)           -            -     (19,718)
     Other comprehensive
       income:
       Hedge loss...........           -      -         -        -          -              -         (566)           -        (566)
       Foreign currency
         translation
         adjustment ........           -      -         -        -          -              -       (8,196)           -      (8,196)
                                                                                                                       ------------
   Comprehensive income (loss)                                                                                             (28,480)
Stock-based compensation
     expense................            -     -         -        -      (2,767)            -            -            -      (2,767)
   Issuance of common stock
     for contingent value
     rights ................     3,386,488   34         -        -         (34)            -            -            -          -
   Issuance of common stock
     and stock options for
     acquisition of
     minority interest in
     Old Grey Wolf
     Exploration, Inc.......     3,990,565   40         -        -       9,206             -            -            -       9,246
   Stock options exercised .         8,375    -         -        -          16             -            -            -          16
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2001    30,145,280 $301    165,883  $ (964)  $ 136,830    $ (151,094)    $(13,561)      $   (97)  $(28,585)
                                ----------------------------------------------------------------------------------------------------



                                                      (continued)


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(continued)
                       (In thousands except share amounts)


                                                                                                 Accumulated
                                    Common Stock     Treasury Stock  Additional                   Other        Receivables
                                ------------------------------------  Paid-In    Accumulated   Comprehensive      From
                                  Shares   Amount  Shares   Amount    Capital       Deficit    Income (Loss)   Stock Sale   Total
                                ---------------------------------------------------------------------------------------------------
Balance at January 1, 2001..    30,145,280 $301    165,883  $ (964)  $ 136,830    $ (151,094)    $(13,561)      $   (97)  $(28,585)
   Comprehensive income
     (loss):
   Net loss.................            -     -        -         -          -       (118,527)           -           -     (118,527)
     Other comprehensive
       income:
       Hedge income.........            -     -        -         -          -             -           566                      566
       Foreign currency
         translation
         adjustment ........            -     -        -         -          -             -         4,292            -       4,292
                                                                                                                       ------------
   Comprehensive income (loss)          -     -        -         -          -             -             -            -    (113,669)
                                ---------------------------------------------------------------------------------------------------
Balance at December 31, 2002    30,145,280 $ 301  165,883 $ (964)    $ 136,830   $   (269,621)   $ (8,703)          (97) $(142,254)
                                ===================================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                 ABRAXAS PETROLEUM CORPORATOIN AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             (As Restated, see Note 20)
                                                 ----------------------------------------------------------
                                                                  Year Ended December 31
                                                 ----------------------------------------------------------
                                                       2000                2001                2002
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
Operating Activities
Net income (loss) ........................          $       8,449       $     (19,718)     $     (118,527)
Adjustments to reconcile net income
   (loss) to net cash provided by operating activities:
      Minority interest in income of
       foreign subsidiary.................                  1,281               1,676                  -
        Gain on extinguishment of debt....                 (1,773)                  -                  -
     (Gain) loss on sale of equity
       investment.........................                (33,983)                845                  -
     Depreciation, depletion, and
       amortization ......................                 35,857              32,484             26,539
     Proved property impairment ..........                      -               2,638            115,993
     Deferred income tax expense..........                  4,938               1,897            (29,697)
     Amortization of deferred financing
       fees...............................                  2,091               2,268              2,095
     Stock-based compensation ............                  2,767              (2,767)                 -
     Issuance of common stock and
       warrants for compensation .........                    265                   -                  -
     Changes in operating assets and
       liabilities:
         Accounts receivable .............                 (7,036)             12,693             (2,247)
         Equipment inventory .............                   (538)                (76)               201
         Other  ..........................                 (1,839)               (106)               126
         Accounts payable ................                 11,318             (14,848)            (2,775)
         Accrued expenses ................                   (425)               (723)               (44)
                                                 ------------------  ------------------ -------------------
Net cash provided by (used) in operations.                 21,372              16,263             (8,336)

Investing Activities
Capital expenditures, including purchases
   and development of properties .........                (74,412)            (57,056)           (38,912)
Proceeds from sale of oil and gas
   properties.............................                 21,157              28,938             33,876
Acquisition of minority interest..........                      -              (2,679)                 -
Proceeds from sale of equity investment ..                 34,482                   -                  -
                                                 ------------------  ------------------ -------------------
Net cash used in investing activities.....                (18,773)            (30,797)            (5,036)




                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                             Year Ended December 31
                                                            ----------------------------------------------------------
                                                                  2000                2001                2002
                                                            ------------------  ------------------  ------------------
                                                                                 (In thousands)

           Financing Activities
           Purchase of treasury stock, net ............     $            (78)     $           -       $           -
           Proceeds from issuance of common stock.....                     -                 16                   -
           Proceeds from long-term borrowings .........                 6,400             29,995              20,551
           Payments on long-term borrowings ...........              (10,163)             (9,326)            (8,176)
           Deferred financing fees ....................                   23                   -             (1,539)
                                                            ------------------  ------------------ -------------------
           Net cash (used) provided by financing
              activities...............................               (3,818)             20,685             10,836
                                                            ------------------ ------------------- -------------------
           Increase (decrease) in cash ................               (1,219)              6,151             (2,536)
                                                            ------------------ -------------------- -------------------
           Effect of exchange rate changes on cash.....                 (576)               (550)              (187)
                                                            ------------------ -------------------- -------------------
           Increase (decrease) in cash ................               (1,795)              5,601             (2,723)
           Cash at beginning of year ..................                3,799               2,004              7,605
                                                            ------------------ -------------------- -------------------
           Cash at end of year.........................        $       2,004       $       7,605      $       4,882
                                                            ================== ==================== ===================


           Supplemental Disclosures
           Supplemental disclosures of cash flow
              information:
                Interest paid .........................        $      33,004       $      31,752      $      34,154
                                                            ==================  ================== ===================
                Taxes paid.............................        $           -       $         505      $           -
                                                            ==================  ================== ===================


           Supplemental schedule of noncash investing and financing activities:
                    In May 2001 the Company issued 3,386,488 shares of common stock upon the expiration of the CVRs issued in connection with the December 1999 exchange. See Note 6.

                    In September 2001 the Company issued  3,990,565 shares of
                    common stock and options and paid  $2,679,000  million in
                    cash in connection  with the  acquisition of the minority
                    interest in Old Grey Wolf. See Note 4.
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

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


1.  Organization and Significant Accounting Policies

Nature of Operations


     Abraxas Petroleum Corporation (the "Company" or "Abraxas") is an independent energy company engaged in the exploration for and the acquisition, development, and production of crude oil and natural gas primarily along the Texas Gulf Coast, in the Permian Basin of western Texas and in western Canada. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements include the accounts of the Company, and its wholly owned foreign subsidiaries Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and Grey Wolf Exploration, Inc. ("Grey Wolf"). Minority interest represents the minority shareholders' proportionate share of the equity and income of Grey Wolf prior to the Company's acquisition of the remaining interest in September 2001.

     In January 2003, the Company sold all of the common stock of Canadian Abraxas and Grey Wolf. Certain oil and gas properties were retained and transferred into a new wholly owned subsidiary that retained the name Grey Wolf Exploration, Inc. ("New Grey Wolf").


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

     Unproved properties represent costs associated with properties on which the Company is performing exploration activities or intends to commence such activities. These costs are reviewed periodically for possible impairments or reduction in value based on geological and geophysical data. If a reduction in value has occurred, costs being amortized are increased. The Company believes that the unproved properties will be substantially evaluated in six to thirty-six months and it will begin to amortize these costs at such time. During 2000, 2001 and 2002 the Company capitalized $589,000, $164,000 and $152,000 of interest expense respectively, based on the cost of major development projects in progress.

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

     Statement of Financial Accounting Standards, ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for the Company on January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

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

     Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, the Company amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. See Note 7. The Company recognized approximately $2.8 million in expense during 2000 and a credit of $2.8 million during 2001 as General and Administrative (Stock-based compensation). The credit for the year ended December 31, 2001 was due to a decline in the Company's common stock price.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by that SFAS. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002, risk-free interest rates of 6.25%, 3.50% and 1.5%, respectively; dividend yields of -0-%; volatility factors of the expected market price of the Company's common stock of ..916, .35 and .35, respectively; and a weighted-average expected life of the option of ten years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                    Year Ended December 31
                                                    -------------------------------------------------
                                                          2000             2001             2002
                                                    --------------   --------------     -------------
Net income (loss) as reported                      $        8,449   $       (19,718)   $  (118,527)
Add:  Stock-based  employee  compensation expense
   included  in  reported  net  income,   net  of
   related tax effects                                      2,767           (2,767)               -
Deduct: Total stock-based  employee  compensation
   expense  determined  under  fair  value  based
   method  for all  awards,  net of  related  tax
   effects                                                 (1,127)          (1,284)            (670)
                                                    --------------    --------------     ------------
Pro forma net income (loss)                        $       10,089   $      (23,769)    $   (119,197)
                                                    ==============    ==============     ============

Earnings (loss) per share:
   Basic - as reported                             $        0.37    $        (0.76)    $     (3.95)
                                                    ==============    ==============     ============
   Basic - pro forma                               $        0.45    $        (0.92)    $     (3.98)
                                                    ==============    ==============     ============

Diluted - as reported                              $        0.26    $        (0.76)    $     (3.95)
                                                    ==============    ==============     ============
Diluted - pro forma                                $        0.31    $        (0.92)    $     (3.98)
                                                    ==============    ==============     ============

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

New Accounting Pronouncements


     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the full cost method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather that tangible assets. If it is determined that reclassification is necessary, the Company's oil and gas properties would be reduced by $868,000 and $3.1 million and intangible assets would have increased by a like amount at December 31, 2001 and 2002, respectively, representing cost incurred from the effective date of June 30, 2001. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and reclassifications necessary would not impact the Company's cash flows or results of operations.


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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset." Effective January 1, 2002, the Company adopted SFAS No. 144. SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. This new standard had no impact on the Company's consolidated financial statements for the year ended December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for us beginning January 1, 2003. All other provisions of this standard were effective for the Company as of May 15, 2002 and did not have an impact on the Company's financial condition or results of operations. Upon issuance of our restated financial statements, see Note 20, the Company has reclassified the gain on the early extinguishment of debt in 2000 from an extraordinary item to other income. This reclassification did not affect net income for the year ended December 31, 2000.

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

2.    Recent  Events

         Exchange Offer. On January 23, 2003, the Company completed an exchange offer, pursuant to which it offered to exchange cash and securities for all of the outstanding 11 1/2% Senior Secured Notes due 2004, Series A ("Second Lien Notes") and 11 1/2% Senior Notes due 2004, Series D, ("Old Notes") issued by Abraxas and Canadian Abraxas. In exchange for each $1,000 principal amount of such notes tendered in the exchange offer, tendering note holders received:

         o  cash in the amount of $264;

         o an 11 1/2% Secured Note due 2007, Series A, ("New Notes") with a principal amount equal to $610; and

         o  31.36 shares of Abraxas common stock.

     At the time the exchange offer was made, there were approximately $190.2 million of the Second Lien Notes and $801,000 of the Old Notes outstanding - see
Note 3. Holders of approximately 94% of the aggregate outstanding principal amount of the Second Lien Notes and Old Notes tendered their notes for exchange in the offer. Pursuant to the procedures for redemption under the applicable indenture provisions, the remaining 6% of the aggregate outstanding principal amount of the Second Lien Notes and Old Notes were redeemed at 100% of the principal amount plus accrued and unpaid interest, for approximately $11.5 million ($11.1 million in principal and $0.4 million in interest). The indentures for the Second Lien Notes and Old Notes have been duly discharged. In connection with the exchange offer, Abraxas made cash payments of approximately $47.5 million and issued approximately $109.7 million in principal amount of New Notes and 5,642,699 shares of Abraxas common stock. Fees and expenses incurred in connection with the exchange offer were approximately $3.8 million ($967,000 was charged to expense in 2002 and is included in financing costs in the accompanying statement of operations). The balance will be charged to expense in 2003 as the cost are incurred.

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

     Sale of Stock of Canadian Abraxas and Old Grey Wolf. Contemporaneously with the closing of the exchange offer, on January 23, 2003, Abraxas completed the sale to a wholly owned subsidiary of PrimeWest Energy Inc. of all of the outstanding capital stock of Canadian Abraxas and Old Grey Wolf for approximately $138 million before net adjustments of $3.4 million. The aggregate sales price for the shares was as follows:

                        Number of Shares                      Sales Price
                        -------------------------    --------------------------
Canadian Abraxas        5,751 common shares                   $68 million
Old Grey Wolf           12,804,628 common shares              $70 million
                                                     --------------------------
                                   Total Sales Price:        $138 million
                                                     ==========================

     After sales price adjustments and related costs and expenses of approximately $5.9 million were made, the sales price realized for the sale of Canadian Abraxas and Old Grey Wolf was $132.1 .million. Upon consummation of the sale, Old Grey Wolf repaid the then current outstanding indebtedness under its credit agreement with Mirant Canada Energy Capital, Ltd. ("Grey Wolf Facility") in the amount of $46.3 million - see Note 3, which reduced the net proceeds from the sale by a corresponding amount. The net cash proceeds from the sale were $85.8 million, all of which has been utilized in connection with the financial restructuring. The Company estimates a gain on the sale of Canadian Abraxas and Old Grey Wolf of approximately $69 million at the time of closing in 2003.

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


     The following presents the summarized results of operations for the years ended December 31, 2000, 2001, and 2002, for the Canadian properties which were not retained after the transaction in January 2003.

                                                     Year ended December 31,
                                                  2000      2001         2002
                                               --------    --------    --------
Total revenue ..............................   $ 43,714    $ 41,468    $ 32,013
                                               ========    ========    ========
Loss from operations before income tax .....     (1,707)       (102)    (87,378)
Income tax expense (benefit) ...............        272       1,897     (29,697)
Minority interest in income ................     (1,281)     (1,676)       --
                                               --------    --------    --------
Loss from operations .......................   $ (3,260)   $ (3,675)   $(57,681)
                                               ========    ========    ========

         Assets and liabilities related to the Canadian properties which were not retained after the January 2003 transaction:
                                                                   December 31,
                                                                      2002
                                                                   -------------
Assets:
Cash........................................                       $   4,325
Accounts receivable.........................                           4,016
Net property and equipment..................                          54,468
Other.......................................                          11,438
                                                                   ------------
                                                                   $  74,247
                                                                   ============
Liabilities:
Accounts payable and accrued liabilities....                       $    7,320
Long-tern debt..............................                           45,964
Other.......................................                            3,413
                                                                   ------------
                                                                   $   56,697
                                                                   ============


     Included in the loss from operations shown above are interest expense of $8.3 million, $7.6 million, and $9.5 million, and general and administrative expense of $1.7 million, $1.5 million, and $1.7 million for the years ended December 31, 2000, 2001 and 2002, respectively. The interest expense represents the amounts relating to an Old Grey Wolf senior credit facility which was repaid in conjunction with the transactions described above and the amounts related to the balance of certain noted (approximately $52.6 million) which had historically been reflected by Canadian Abraxas. At the time of the subsidiary sale, the balance of the outstanding notes were transferred to the parent and subject to the financial restructuring described in Note 3. The general and administrative expense of the Canadian subsidiaries above were determined by considering the on-going general and administrative cost associated with the Canadian properties retained by the Company.

3. Long-Term Debt

     As described in Note 2, the First Lien Notes were redeemed in January 2003. The Old Notes and the Second Lien Notes were either redeemed or exchanged for cash, common stock and New Notes in January 2003. Additionally, the 9.5% Mirant Canada Energy Capital, Ltd. credit facility, with a balance outstanding at December 31, 2002 of $45.9 million, was repaid in connection with the sale of the common stock of Old Grey Wolf in January 2003.

     The following is a brief description of the Company's debt as of December 31, 2002. The pro forma unaudited information reflects the impact of the financial restructuring transactions - see Note 2.

         Long-term debt consists of the following:
                                                                                                          Pro forma
                                                                                                        December 31,
                                                                                                          2002 (a)
                                                                                 December 31             (unaudited)
                                                                      -------------------------------------------------
                                                                            2001            2002
                                                                      -------------------------------------------------
                                                                                       (In thousands)

  11.5% Senior Notes due 2004 ("Old Notes") .........................    $       801      $       801     $         -
  12.875% Senior Secured Notes due 2003 ("First Lien Notes") ........         63,500           63,500               -



  11.5% Second Lien Notes due 2004 ("Second Lien Notes").............        190,178          190,178               -
  9.5% Senior Credit Facility ("Grey Wolf Facility") providing for borrowings up to approximately US $96 million (CDN $150
       million).  Secured by the assets of Old Grey Wolf and

       non-recourse to Abraxas.......................................         22,944           45,964               -
  11.5% Secured Notes due 2007 ("New Notes") - January 2003..........              -                -         128,600
  New Senior Secured Credit Agreement - January 2003.................              -                -          46,700
  Production Payment  ...............................................          8,176                -               -
                                                                      -------------------------------------------------
                                                                             285,599          300,443         175,300
  Less current maturities ...........................................            415           63,500               -
                                                                      -------------------------------------------------
                                                                         $   285,184      $   236,943     $   175,300
                                                                      =================================================

(a) After transactions described in Note 2, for financial reporting purposes, the New Notes will be reflected at the carrying value of the Second Lien Notes and Old Notes prior to the exchange of $191.0 million, net of the cash offered in the exchange of $47.5 million and net of the fair market value related to equity of $3.8 million offered in the exchange. In conjunction with the financial restructuring transaction, Abraxas paid cash of $11.5 million ($11.1 million in principal and $0.4 million in interest) to redeem certain of the outstanding old debt and accrued interest. The result of all of these items will be a remaining carrying value of the New Notes of $128.6 million. The face amount of the New Notes is $109.7 million. See Note 2 for terms and conditions of the New Notes and the New Senior Secured Credit Agreement.

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


Early Debt Extinguishment

     In June 2000, the Company retired $3.5 million of the Old Notes and $3.6 million of the Second Lien Notes at a discount of $1.8 million initially reflected as a gain. Upon reissuance of our financial statements, see Note 20, the Company has reclassified this gain from an extraordinary item to other income. This reclassification did not affect net income for the year ended December 31, 2000.


4. Acquisitions and Divestitures

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

     The Company sold all of the common stock in Old Grey Wolf in January 2003 - see Note 2.


5. Property and Equipment

         The major components of property and equipment, at cost, are as follows:

                                                   Estimated
                                                    Useful      December 31,
                                                     Life     2001       2002
                                                   -------- --------  ---------
                                                     Years      (In thousands)
Land, buildings, and improvements ..........          15    $    318   $    331
Crude oil and natural gas properties .......           -     496,724    529,047
Natural Gas Processing .....................          18      63,964     38,735
Equipment and other ........................           7       3,350      5,123
                                                            --------   --------
                                                            $564,356   $573,236
                                                            ========   ========


6.  Stockholders' Equity

Common Stock

     See Note 2 - Recent Events for common stock issued in January 2003 as part of an exchange offer.

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

         A summary of the Company's stock option activity, and related information for the years ended December 31, follows:


                           -----------------------------  ------------------------------------------------------------
                                      Weighted-Average               Weighted-Average               Weighted-Average
                            Options    Exercise Price      Options    Exercise Price     Options     Exercise Price
                            (000s)                         (000s)           (1)           (000s)
                           ---------- ------------------  ---------- ------------------  ---------  ------------------

Outstanding-beginning of
   year ...................   1,890         $  1.82          4,042         $  3.37          4,942         $  3.28
Granted ...................   2,240            4.62            918            2.81            521            0.68
Exercised .................       -              -              (8)           1.95             -               -
Forfeited/Expired .........     (88)           1.89            (10)           1.79         (2,158)           4.84
                           ----------                     ----------                     ---------

Outstanding-end of year ...   4,042         $  3.37          4,942         $  3.28          3,305         $  1.85
                           ==========                     ==========                     =========

Exercisable at end of year    1,067         $  1.99          2,259         $  2.65          2,136         $  1.91
                           ==========                     ==========                     =========

Weighted-average fair
   value of options
   granted during the year                  $  1.21                        $  1.19                        $  0.63

(1) In September 2001, the Abraxas Petroleum Corporation 2000 Long Term Incentive Plan was terminated, and options granted under the plan were reissued under the Abraxas Petroleum Corporation 1994 Long Term Incentive Plan at the same option price and term.

     The following table represents the range of option prices and the weighted average remaining life of outstanding options as of December 31, 2002:

                                             Options outstanding                                 Exercisable
                                -----------------------------------------------     --------------------------------------
                                                     Weighted       Weighted
                                                     average        average
                                     Number         remaining       exercise            Number         Weighted average
             Exercise price        outstanding        life           price           exercisable       exercise price
          --------------------- ------------------ --------------- ------------     ---------------- ---------------------
              $0.50 - 0.97              795,000         8.8          $ 0.77               300,000        $     0.97
              $1.22 - 1.85              688,996         6.9              1.46             336,895              1.43
              $2.01 - 2.21            1,507,494         4.5              2.08           1,394,107              2.07
              $3.00 - 3.71               79,812         6.5              3.11              43,609              3.17
              $4.13 - 4.83              234,035         8.1              4.82              61,538              4.78


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

8.  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                                       December 31
                                                                                --------------------------
                                                                                    2001          2002
                                                                                ------------- ------------
                                                                                      (In thousands)
       Deferred tax liabilities:
       U.S. full cost pool .....................................................  $  2,714      $      -
       Canadian full cost pool..................................................    24,809             -
                                                                                ------------- ------------
     Total deferred tax liabilities ............................................    27,523             -
     Deferred tax assets:
       U.S. full cost pool......................................................         -         2,168
       Canadian full cost pool..................................................         -         9,787
       Depletion ...............................................................     2,035         2,778
       Net operating losses  ("NOL")............................................    42,264        58,811
       Investment in foreign subsidiaries.......................................         -        32,038
       Other ...................................................................     2,273         1,364
                                                                                ------------- ------------
     Total deferred tax assets .................................................    46,572       106,946
     Valuation allowance for deferred tax assets ...............................   (39,670)      (99,126)
                                                                                ------------- ------------
     Net deferred tax assets ...................................................     6,902         7,820
                                                                                ------------- ------------
     Net deferred tax liabilities (assets) .....................................  $ 20,621      $ (7,820)
                                                                                ============= ============


         Significant components of the provision (benefit) for income taxes are as follows:


                                                                            2000        2001       2002
                                                                        ------------ ----------- ----------
     Current:
       Federal..........................................................$        -   $     505   $       -
       Foreign .........................................................    (1,233)          -           -
                                                                        ------------ ----------- ----------
                                                                        $   (1,233)  $     505   $       -
                                                                        ============ =========== ==========
     Deferred:
       Federal .........................................................$    3,433   $       -   $       -
       Foreign .........................................................     1,505       1,897      29,697
                                                                        ------------ ----------- ----------
                                                                        $    4,938   $    1,897  $  29,697
                                                                        ============ =========== ==========


     At December 31, 2002 the Company had, subject to the limitation discussed below, $166.7 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2003 through 2022 if not utilized. At December 31, 2002, the Company had approximately US $1.0 million of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2003 through 2009 if not utilized. In connection with the January 2003 transactions described in Note 2, certain of the loss carryforward may be utilized.


     At December 31, 2002, the Company was no longer permanently reinvested with respect to its foreign subsidiaries, see Note 2. As a result, the Company recorded net deferred tax assets of $32.0 million related to its investment in foreign subsidiaries, offset by an equivalent valuation allowance due to uncertainties as to the future utilization of these amounts.


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


     An ownership change under Section 382 occurred in December 1999, following the issuance of additional shares, as described in Note 4. It is expected that the annual use of U.S. net operating loss carryforwards subject to this Section 382 limitation will be limited to approximately $363,000, subject to the lower limitations described above. Future changes in ownership may further limit the use of the Company's carryforwards. In 2000 assets with built in gains were sold, increasing the Section 382 limitation for 2001 by approximately $31.0 million.


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

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:


                                                                           December 31
                                               ---------------- -----------------------------------
                                                    2000            2001                   2002
                                               ---------------- ----------------- -----------------
                                                                (In thousands)
     Tax (expense) benefit at U.S.
       statutory rates (35%) ..............    $      (3,965)   $       5,318     $      51,878



     (Increase) decrease in deferred tax
       asset valuation allowance ..........            1,371           (4,907)          (59,456)
     NOL utilization - gain on debt........             (603)               -                 -
     Write-down of non-tax basis assets....                -           (2,194)           (7,009)
     Higher effective rate of foreign                                                     7,349
       operations..........................           (1,098)            (136)
     Percentage depletion .................              363              596               683
      Investment in foreign subsidiaries ..                -                -            35,604
     Other ................................              227           (1,079)              648
                                               ---------------- -----------------------------------
                                               $      (3,705)   $      (2,402)    $      29,697
                                               ================ ===================================


9. Related Party Transactions

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

10.  Commitments and Contingencies

Operating Leases

     During the years ended December 31, 2000, 2001 and 2002, the Company incurred rent expense related to leasing office facilities of approximately $465,000, $519,000 and $236,000, respectively. Future minimum rental payments are as follows at December 31, 2002.

     2003 .........................................................$   336,000
     2004 .........................................................    236,000
     2005 .........................................................    236,000
     2006 .........................................................    177,000
     Thereafter ...................................................          -

Litigation and Contingencies

     In 2001 the Company and the Partnership (see Note 4) were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company has filed an appeal. The Company believes these charges are without merit. The Company has established a reserve in the amount of $845,000, which represents the Company's interest in the judgment. In 2002 the Company recorded $201,000 in other expense representing its share of the ongoing legal cost related to this matter.

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
                                                       ================== =================  ==================



     For the year ended December 31, 2000,  2001 and 2002,  3.0 million  shares,
4.3 million shares and 5.9 million shares respectively, were excluded from the calculation of diluted earnings per share since their inclusion would have been anti-dilutive.

12  Quarterly Results of Operations (Unaudited)

         The operating results for each of the quarters in the two year period ended December 31, 2002 have been restated to give effect to the restatement related to amounts previously reported as discontinued operations being reflected as continuing operations, as discussed in Note 20.


         Selected results of operations for each of the fiscal quarters during the years ended December 31, 2001 and 2002 are as follows:


                                                  1st              2nd               3rd              4th
                                                Quarter          Quarter           Quarter          Quarter

                                            ---------------- ----------------   --------------- ----------------
                                                           (In thousands, except per share data)

Year Ended December 31, 2001
   Net revenue  - as reported ...........     $    13,217       $    9,818         $    7,777      $    4,963
   Net revenue  - as restated............          29,086           21,116             14,901          12,140
   Operating income (loss) - as reported.           4,709            5,565              2,284          (1,293)
   Operating income (loss) - as restated.          12,112            9,002              2,113          (4,102)
   Net income (loss)  - as reported......             255           (1,274)            (5,849)        (12,850)
   Net income (loss)  - as restated......             255           (1,274)            (5,849)        (12,850)
   Net income (loss) per common share -
     basic and diluted - as reported.....     $      0.01       $    (0.05)        $    (0.22)     $    (0.43)
   Net income (loss) per common share -
     basic and diluted - as restated.....     $      0.01       $    (0.05)        $    (0.22)     $    (0.43)



Year Ended December 31, 2002
   Net revenue - as reported.............     $     4,616       $    5,759         $    5,012      $    6,920
   Net revenue  - as restated............          11,807           14,235             11,061          17,217
   Operating income (loss) - as reported.            (741)         (33,282)              (560)            827
   Operating income (loss) - as restated             (735)        (115,879)               490           5,221
   Net income (loss) - as reported.......          (8,699)         (95,690)            (8,438)         (5,700)
   Net income (loss) - as restated.......          (8,699)         (95,690)            (8,438)         (5,700)
   Net income (loss) per common share -
     basic and diluted - as reported.....     $     (0.29)      $    (3.19)        $    (0.28)      $   (0.19
   Net income (loss) per common share-
     basic and diluted - as restated.....     $     (0.29)      $    (3.19)        $    (0.28)      $   (0.19)


     During the second quarter of 2002, the Company incurred a ceiling limitation write-down of $116.0 million. During the fourth quarter of 2001, the Company incurred a ceiling limitation write-down of $2.6 million, which was determined using realized prices at March 22, 2002. Had year-end 2001 realized prices been used, the write-down would have been $71.3 million.

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

14.  Guarantor Condensed Consolidation Financial Statements


     The following table presents condensed consolidating balance sheets of Abraxas, as a parent company, and its significant subsidiaries, Canadian Abraxas and Old Grey Wolf, as of December 31, 2001 and 2002 and the related consolidating statements of operations and cash flows for the years ended December 31, 2000, 2001 and 2002. Canadian Abraxas is a guarantor of the First Lien Notes ($63.5 million) and jointly and severally liable with Abraxas for the Second Lien Notes ($190.2 million) and the Old Notes ($801,000). Old Grey Wolf is a non-guarantor with respect to the First Lien Notes and the Old Notes. The following condensed financial statements have been restated - see Note 20.



                Condensed Consolidating Parent Company, Restricted Subsidiaries and Non-Guarantor Balance Sheet
                                                       December 31, 2002
                                                        (In thousands)

                                                      Abraxas                         Non-                             Abraxas
                                                     Petroleum      Restricted     Guarantor       Reclassifi-        Petroleum
                                                   Corporation      Subsidiary    Subsidiary        cations          Corporation
                                                   Inc. Parent      (Canadian       (Old Grey          and               and
                                                     Company(1)      Abraxas)        Wolf)         eliminations      Subsidiaries
                                                 --------------------------------------------------------------------------------
Assets:
Current assets:
   Cash ....................................          $    557     $     2,188       $   2,137  $         -       $     4,882
   Accounts receivable, less allowance for
     doubtful accounts......................             4,482           4,782          11,938      (11,157)           10,045
   Equipment inventory .....................               860             142              12             -            1,014
   Other current assets ....................               316             682             242             -            1,240
                                                   -----------------------------------------------------------------------------
          Total current assets..............             6,215           7,794          14,329      (11,157)           17,181
Property and equipment - net................            74,435          38,858          37,101             -          150,394
Deferred financing fees, net  ..............             2,970             688           2,013             -            5,671
Deferred income taxes and other assets .....           108,558                           7,820     (108,199)            8,179
                                                   ----------------------------------------------------------------------------
   Total assets ..........................   ..       $ 192,178     $   47,340       $  61,263  $  (119,356)      $   181,425
                                                   ============================================================================



Liabilities and Stockholders' deficit:
Current liabilities:
   Accounts payable .............................     $ 15,928     $       766       $  6,398   $   (10,973)      $    12,119
   Accrued interest .............................        5,000           1,009              -             -             6,009
   Other accrued expenses .......................        1,162               -              -             -             1,162
   Current maturities of long-term debt .........       63,500               -              -             -            63,500
                                                   -----------------------------------------------------------------------------
     Total current liabilities...................       85,590           1,775          6,398       (10,973)           82,790
Long-term debt ..................................      138,350          52,629         45,964             -           236,943
Future site restoration  ........................            -           3,171            775             -             3,946
                                                   -----------------------------------------------------------------------------
                                                       223,940          57,575         53,137       (10,973)          323,679
Stockholders' equity (deficit)...................      (31,762)        (10,235)         8,126      (108,383)         (142,254)
                                                   -----------------------------------------------------------------------------
Total liabilities and stockholders' equity
(deficit)........................................    $ 192,178     $    47,340       $ 61,263   $  (119,356)      $   181,425
                                                   ============================== ==============================================


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


                Condensed Consolidating Parent Company, Restricted Subsidiaries and Non-Guarantor Balance Sheet
                                                       December 31, 2001
                                                        (In thousands)


                                                      Abraxas                         Non-                             Abraxas
                                                     Petroleum      Restricted     Guarantor       Reclassifi-        Petroleum
                                                   Corporation      Subsidiary    Subsidiary        cations          Corporation
                                                   Inc. Parent      (Canadian       (Old Grey          and               and
                                                     Company(1)      Abraxas)        Wolf)         eliminations      Subsidiaries
                                                --------------------------------------------------------------------------------
Assets:
Current assets:
   Cash ....................................          $    3,593   $     1,245    $      2,767 $          -       $     7,605
   Accounts receivable, less allowance for
     doubtful accounts......................              17,184           792           6,782      (16,711)            8,047
   Equipment inventory .....................               1,061           178              12             -            1,251
   Other current assets ....................                 250            99              94             -              443
                                                   -----------------------------------------------------------------------------
     Total current assets...................              22,088         2,314           9,655      (16,711)           17,346
Property and equipment - net................             116,462       122,486          42,946             -          281,894
Deferred financing fees -  net  ............               2,779         1,042             107             -            3,928
Other assets ...............................             108,801           784           6,281     (115,418)              448
                                                   -----------------------------------------------------------------------------
   Total assets ............................          $  250,130   $   126,626     $    58,989  $  (132,129)      $   303,616
                                                   =============================================================================
Liabilities and Stockholders' deficit:
Current liabilities:
   Accounts payable .............................     $   10,642   $    17,009     $     9,472  $   (22,985)      $    14,138
   Accrued interest .............................          5,000         1,009               4            -             6,013
   Other accrued expenses .......................          1,052             -              64            -             1,116
   Hedge liability ..............................            438           220               -            -               658
   Current maturities of long-term debt .........            415             -               -            -               415
                                                  -----------------------------------------------------------------------------
     Total current liabilities...................         17,547        18,238         9,540        (22,985)           22,340
Long-term debt ..................................        209,611        52,629        22,944              -           285,184
Deferred income taxes............................             -         17,718         2,903              -            20,621
Future site restoration  ........................             -          3,399           657              -             4,056
                                                   -----------------------------------------------------------------------------
                                                         227,158        91,984        36,044        (22,985)          332,201
Stockholders' equity (deficit)...................         22,972        34,642        22,945       (109,144)          (28,585)
                                                   -----------------------------------------------------------------------------
Total liabilities and stockholders' equity
(deficit)........................................     $  250,130   $   126,626     $  58,989     $ (132,129)       $  303,616
                                                   =============================================================================


           Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                            For the year ended December 31, 2002
                                                       (In thousands)



                                                      Abraxas                         Non-                             Abraxas
                                                     Petroleum      Restricted     Guarantor       Reclassifi-        Petroleum
                                                   Corporation      Subsidiary    Subsidiary        cations          Corporation
                                                   Inc. Parent      (Canadian       (Old Grey          and               and
                                                     Company(1)      Abraxas)        Wolf)         eliminations      Subsidiaries
                                                --------------------------------------------------------------------------------
Revenues:
   Oil and gas production revenues ...............     $ 20,835      $  14,726       $15,301   $        -         $    50,862
   Gas processing revenues........................            -          1,955           465                            2,420
   Rig revenues ..................................          635              -             -            -                 635
   Other  ........................................           71            152           180            -                 403
                                                   ---------------------------------------------------------------------------
                                                         21,541         16,833        15,946            -              54,320
Operating costs and expenses:
   Lease operating and production taxes ..........        7,639          3,751         3,850            -              15,240
   Depreciation, depletion, and amortization .....        9,194         10,633         6,712            -              26,539
   Proved property impairment ....................       28,178         60,501        27,314            -             115,993
   Rig operations ................................          567              -             -            -                 567
   General and administrative ....................        4,045          1,312         1,527            -               6,884
                                                   ---------------------------------------------------------------------------
                                                           49,623       76,197        39,403            -             165,223
                                                   ---------------------------------------------------------------------------
Operating income (loss)...........................        (28,082)      (59,364)    (23,457)            -            (110,903)

Other (income) expense:
   Interest income ...............................            (92)           -             -            -                (92)
   Amortization of deferred financing fees........          1,325           366          404            -               2,095
   Interest expense...............................         24,689         6,665        2,796            -              34,150
   Other .........................................          1,168            -             -            -               1,168
                                                   ---------------------------------------------------------------------------
                                                           27,090         7,031        3,200            -              37,321
                                                   ---------------------------------------------------------------------------
Income (loss) before income tax ..................        (55,172)      (66,395)    (26,657)            -            (148,224)
Income tax expense (benefit)......................              -       (18,522)    (11,175)            -             (29,697)
                                                   ---------------------------------------------------------------------------
Net  income (loss)................................     $  (55,172)  $   (47,873)   $(15,482)   $        -         $  (118,527)
                                                   ===========================================================================



           Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                            For the year ended December 31, 2001
                                                       (In thousands)


                                                      Abraxas                         Non-                             Abraxas
                                                     Petroleum      Restricted     Guarantor       Reclassifi-        Petroleum
                                                   Corporation      Subsidiary    Subsidiary        cations          Corporation
                                                   Inc. Parent      (Canadian       (Old Grey          and               and
                                                     Company(1)      Abraxas)        Wolf)         eliminations      Subsidiaries
                                                ---------------------------------------------------------------------------------
Revenues:
   Oil and gas production revenues ...............    $  34,934      $  24,308    $   13,959     $      -            $  73,201
   Gas processing revenues .......................           -           2,008           430            -                2,438
   Rig revenues ..................................          756              -             -            -                  756
   Other  ........................................           85            471           292            -                  848
                                                ---------------------------------------------------------------------------------
                                                         35,775         26,787        14,681            -               77,243
Operating costs and expenses:
   Lease operating and production taxes ..........        9,302          6,836         2,478            -               18,616
   Depreciation, depletion, and amortization .....       12,336         14,707         5,441            -               32,484
   Proved property impairment.....................            -          2,638             -            -                2,638
   Rig operations ................................          702              -             -            -                  702
   General and administrative ....................          3,742        1,720           983            -                6,445
   General and administrative (Stock-based
     Compensation)................................         (2,767)           -             -            -               (2,767)
                                                   -----------------------------------------------------------------------------
                                                           23,315       25,901         8,902            -               58,118
                                                   -----------------------------------------------------------------------------
Operating income (loss)...........................         12,460           886        5,779            -               19,125

Other (income) expense:
   Interest income ...............................         (1,242)           -             -        1,164                  (78)
   Amortization of deferred financing fees........          1,907           361            -            -                2,268
   Interest expense...............................         25,086         7,117          484       (1,164)              31,523
   Other .........................................          1,052            -             -            -                1,052
                                                   -----------------------------------------------------------------------------
                                                           26,803         7,478          484            -               34,765
                                                   -----------------------------------------------------------------------------
Income (loss) before income tax ..................        (14,343)       (6,592)       5,295            -              (15,640)
Income tax expense (benefit)......................            505           (80)       1,977            -                2,402
Minority interest in income of consolidated
   foreign subsidiary.............................              -             -        1,676            -                1,676
                                                   -----------------------------------------------------------------------------
Net  income (loss)................................     $  (14,848)  $    (6,512)     $ 1,642   $        -            $ (19,718)
                                                   =============================================================================

             Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                              For the year ended December 31, 2000
                                                         (In thousands)


                                                      Abraxas                         Non-                             Abraxas
                                                     Petroleum      Restricted     Guarantor       Reclassifi-        Petroleum
                                                   Corporation      Subsidiary    Subsidiary        cations          Corporation
                                                   Inc. Parent      (Canadian       (Old Grey          and               and
                                                     Company(1)      Abraxas)        Wolf)         eliminations      Subsidiaries
                                                ---------------------------------------------------------------------------------
Revenues:
   Oil and gas production revenues ...............    $    32,165    $  27,425       $ 13,383   $         -       $     72,973
   Gas processing revenues........................              -         2,271           446                            2,717
   Rig revenues ..................................            505             -             -             -                505
   Other  ........................................            216           170            19             -                405
                                                   -------------------------------------------------------------------------------
                                                           32,886        29,866        13,848             -             76,600
Operating costs and expenses:
   Lease operating and production taxes ..........            7,755       8,695         2,333             -             18,783
   Depreciation, depletion, and amortization .....           12,328      18,126         5,403             -             35,857
   Rig operations ................................            717             -             -             -                717
   General and administrative ....................          4,115         1,484           934             -              6,533
   General and administrative (Stock-based
     Compensation)................................          2,767             -             -             -               2,767
                                                   -------------------------------------------------------------------------------
                                                           27,682        28,305         8,670             -              64,657
                                                   -------------------------------------------------------------------------------
Operating income (loss)...........................          5,204         1,561         5,178             -              11,943

Other (income) expense:
   Interest income ...............................         (2,277)                          -         1,747               (530)
   Amortization of deferred financing fees........          1,660           431             -             -              2,091
   Interest expense ..............................         24,594         7,582           711        (1,747)            31,140
   Gain on sale of equity investment .............        (33,983)            -             -             -            (33,983)
   Gain on debt extinguishment....................         (1,773)            -             -             -             (1,773)
   Other .........................................          1,116           447             -             -              1,563
                                                   -------------------------------------------------------------------------------
                                                          (10,663)        8,460           711             -             (1,492)
                                                   -------------------------------------------------------------------------------

Income (loss) before income tax ..................         15,867        (6,899)        4,467             -             13,435
Income tax expense (benefit)......................          3,433        (1,658)       1,930                             3,705
Minority interest in income of consolidated
   foreign subsidiary.............................              -             -        1,281                             1,281
                                                   -------------------------------------------------------------------------------
Net income (loss).................................    $    12,434    $  (5,241)      $  1,256   $           -     $      8,449
                                                   ===============================================================================



                 Condensed Consolidating Parent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                              For the year ended December 31, 2002
                                                         (In thousands)

                                                      Abraxas                         Non-                             Abraxas
                                                     Petroleum      Restricted     Guarantor       Reclassifi-        Petroleum
                                                   Corporation      Subsidiary    Subsidiary        cations          Corporation
                                                   Inc. Parent      (Canadian       (Old Grey          and               and
                                                     Company(1)      Abraxas)        Wolf)         eliminations      Subsidiaries
                                                ---------------------------------------------------------------------------------
Operating Activities
Net income (loss) ...........................        $   (55,172)   $  (47,873)     $(15,482)  $          -     $    (118,527)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Depreciation, depletion, and
       amortization .........................              9,194         10,633         6,712            -             26,539
     Proved property impairment .............             28,178         60,501        27,314            -            115,993
     Deferred income tax (benefit) expense...                  -        (18,522)      (11,175)           -            (29,697)
     Amortization of deferred financing fees.              1,325            366           404            -              2,095
     Changes in operating assets and
       liabilities:
         Accounts receivable ................             18,088         (3,187)        1,114      (18,262)            (2,247)
         Equipment inventory ................                201              -             -            -                201
         Other  .............................                381           (177)          (78)           -                126
         Accounts payables and accrued
           expenses .........................                (47)           479        (3,251)           -             (2,819)
                                                   ------------------------------------------------------------------------------
Net cash provided by (used in)operations.....              2,148          2,220         5,558      (18,262)            (8,336)

Investing Activities
Capital expenditures, including purchases
   and development of properties ............             (5,070)        (4,926)      (28,916)           -            (38,912)
Proceeds from sale of oil and gas
   properties................................              9,725         21,789         2,362            -             33,876
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by investing
   activities................................              4,655         16,863       (26,554)           -             (5,036)

Financing Activities
Proceeds from long-term borrowings...........                  -              -        20,551            -             20,551
Payments on long-term borrowings ............             (8,176)       (18,262)            -       18,262             (8,176)
Deferred financing fees......................             (1,663)           146           (22)           -             (1,539)
                                                   ------------------------------------------------------------------------------
Net cash provided  (used) by financing
   activities................................             (9,839)       (18,116)       20,529       18,262             10,836
                                                   ------------------------------------------------------------------------------
Effect of exchange rate changes on cash .....                  -            (24)         (163)           -               (187)
                                                   ------------------------------------------------------------------------------
Increase (decrease) in cash .................             (3,036)           943          (630)           -             (2,723)
Cash at beginning of year ...................              3,593          1,245         2,767            -              7,605
                                                   ------------------------------------------------------------------------------
Cash at end of year..........................       $        557      $   2,188  $      2,137  $         -    $         4,882
                                                   ==============================================================================



                 Condensed Consolidating Parent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                              For the year ended December 31, 2001
                                                         (In thousands)

                                                      Abraxas                         Non-                             Abraxas
                                                     Petroleum      Restricted     Guarantor       Reclassifi-        Petroleum
                                                   Corporation      Subsidiary    Subsidiary        cations          Corporation
                                                   Inc. Parent      (Canadian       (Old Grey          and               and
                                                     Company(1)      Abraxas)        Wolf)         eliminations      Subsidiaries
                                                ---------------------------------------------------------------------------------
Operating Activities
Net income (loss) ...........................        $   (14,848)   $    (6,512)    $   1,642    $       -      $     (19,718)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Minority interest in income of foreign
       subsidiary............................                  -              -         1,676            -              1,676
     Loss on sale of equity investment.......                845              -             -            -                845



     Depreciation, depletion, and
       amortization .........................             12,336         14,707         5,441            -             32,484
     Proved property impairment..............                  -          2,638             -                           2,638
     Deferred income tax (benefit) expense...                  -            (80)        1,977            -              1,897
     Amortization of deferred financing fees.              1,907            361             -            -              2,268
     Stock-based compensation ...............             (2,767)             -             -            -             (2,767)
     Changes in operating assets and
       liabilities:
         Accounts receivable ................             28,804         (9,721)       (6,390)           -             12,693
         Equipment inventory ................                (76)             -             -            -                (76)
         Other  .............................               (281)             -           175            -               (106)
         Accounts payables and accrued
           expenses .........................            (12,915)        (2,254)         (402)           -            (15,571)
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by operating
   activities ...............................             13,005           (861)        4,119            -             16,263
Investing Activities
Capital expenditures, including purchases
   and development of properties ............            (19,126)       (15,313)      (22,617)           -            (57,056)
Proceeds from sale of oil and gas
   properties................................              9,677         15,882         3,379            -             28,938
Acquisition of minority interest ............             (2,679)             -               -          -             (2,679)
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by investing
   activities................................            (12,128)           569         (19,238)         -            (30,797)
                                                   ------------------------------------------------------------------------------
Financing Activities
Proceeds form issuance of common stock.......                 16              -             -            -                 16
Proceeds from long-term borrowings ..........             11,700              -        18,295            -             29,995
Payments on long-term borrowings ............             (9,326)             -             -            -             (9,326)
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by financing
   activities................................              2,390              -        18,295            -             20,685
                                                  ------------------------------------------------------------------------------
                                                           3,267           (292)        3,176            -              6,151
Effect of exchange rate changes on cash .....                  -           (141)         (409)           -               (550)
                                                   ------------------------------------------------------------------------------
Increase (decrease) in cash .................              3,267           (433)        2,767            -              5,601
Cash at beginning of year ...................                326          1,678             -            -              2,004
                                                   ------------------------------------------------------------------------------
Cash at end of year..........................        $     3,593  $       1,245   $     2,767  $          -    $        7,605
                                                   ============================== ===============================================



                Condensed Consolidating Parent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                             For the year ended December 31, 2000
                                                        (In thousands)

                                                       Abraxas                         Non-                             Abraxas
                                                     Petroleum      Restricted     Guarantor       Reclassifi-        Petroleum
                                                   Corporation      Subsidiary    Subsidiary        cations          Corporation
                                                   Inc. Parent      (Canadian       (Old Grey          and               and
                                                     Company(1)      Abraxas)        Wolf)         eliminations      Subsidiaries
                                                ---------------------------------------------------------------------------------
Operating Activities
Net income (loss) ...........................         $    12,434    $   (5,241)  $    1,256       $        -   $       8,449
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Minority interest in income of foreign
       subsidiary............................                   -            -         1,281               -            1,281
     Gain on extinguishment of debt..........              (1,773)           -           -                 -           (1,773)
     Gain on sale of equity investment.......             (33,983)           -           -                 -          (33,983)
     Depreciation, depletion, and
       amortization .........................              12,329        18,126        5,402                -          35,857
     Deferred income tax expense (benefit)...               3,433          (153)       1,658                -           4,938
     Amortization of deferred financing fees.               1,660           431           -                 -           2,091
     Stock-based compensation ...............               2,767             -           -                 -           2,767



     Issuance of common stock and warrants
       for compensation .....................                 265             -           -                 -             265
     Changes in operating assets and
       liabilities:
         Accounts receivable ................                   8        (3,461)      (3,583)               -          (7,036)
         Equipment inventory ................                (538)            -            -                             (538)
         Other  .............................                (184)       (1,618)         (37)               -          (1,839)
         Accounts payables and accrued
           expenses .........................               5,357           378         5,158               -           10,893
                                                   -----------------------------------------------------------------------------
Net cash provided (used) by operations.......               1,775         8,462        11,135               -           21,372
Investing Activities
Capital expenditures, including purchases
   and development of properties ............             (39,767)      (15,649)      (18,996)              -          (74,412)
Proceeds from sale of oil and gas
   properties ...............................               5,542         7,393         8,222               -           21,157
Proceeds from sale of equity investment .....              34,482             -            -                -           34,482
                                                   -----------------------------------------------------------------------------
Net cash provided (used) by investing
   activities................................                 257        (8,256)    (10,774)                -          (18,773)
                                                   -----------------------------------------------------------------------------
Financing Activities
Purchase of treasury stock, net .............                 (78)            -            -                -              (78)
Proceeds from long-term borrowings ..........               6,400             -            -                -            6,400
Payments on long-term borrowings ............              (9,979)            -         (184)               -          (10,163)
Deferred financing fees .....................                  23             -            -                -               23
                                                   -----------------------------------------------------------------------------
Net cash provided (used) by financing
   activities                                              (3,634)            -         (184)               -            (3,818)
                                                   ---------------------------------------------------------------------------
                                                           (1,602)          206          177                -           (1,219)
Effect of exchange rate changes on cash .....                  -           (399)        (177)               -             (576)
                                                   -----------------------------------------------------------------------------
Increase (decrease) in cash .................              (1,602)         (193)           -                -           (1,795)
Cash at beginning of year ...................               1,928         1,871            -                -            3,799
                                                   -----------------------------------------------------------------------------
Cash at end of year..........................      $          326        $1,678   $        -  $             -   $        2,004
                                                   =============================================================================


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

     In 2002, four customers accounted for approximately 79% of consolidated oil and natural gas production revenue. Three customers accounted for approximately 77% of United States revenue and one customer accounted for approximately 80% of revenue in Canada. In 2001, three customers accounted for approximately 41% of oil and natural gas production revenues. Three customers accounted for approximately 76% of United States revenue and five customers accounted for approximately 76% of revenue in Canada. In 2000, two customers accounted for approximately 26% of oil and natural gas production revenues and gas processing revenues.

     Business segment information about the Company's 2000 operations in different geographic areas is as follows:

                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
Revenues ...................................        $      32,886       $      43,714     $       76,600
                                                 ==================  ================== ===================
Operating profit ...........................        $      12,446       $       6,739     $       19,185
                                                 ==================  ==================
General corporate ..........................                                                      (7,602)
Net interest expense and amortization of
   deferred financing fees .................                                                     (32,701)
Other income (net)..........................                                                      34,553
                                                                                        -------------------
   Income before income taxes ..............                                              $       13,435
                                                                                        ===================
Identifiable assets at December 31, 2000 ...        $     132,327       $     197,229     $      329,556
                                                 ==================  ==================
Corporate assets ...........................                                                       6,004
                                                                                        -------------------
   Total assets ............................                                              $      335,560
                                                                                        ===================


     Business segment information about the Company's 2001 operations in different geographic areas is as follows:

                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
Revenues ...................................        $      35,775       $      41,468     $       77,243
                                                 ==================  ================== ===================

Operating profit............................        $      13,795       $       6,665     $       20,460
                                                 ==================  ==================
General corporate ..........................                                                      (1,335)
Net interest expense and amortization of
   deferred financing fees .................                                                     (33,713)
Other expense...............................                                                      (1,052)
                                                                                        -------------------
   Loss before income taxes.................                                              $      (15,640)
                                                                                        ===================
Identifiable assets at December 31, 2001 ...        $     124,993       $     174,063     $      299,056
                                                 ==================  ==================
Corporate assets ...........................                                                       4,560
                                                                                        -------------------
   Total assets ............................                                              $      303,616
                                                                                        ===================




     Business segment information about the Company's 2002 operations in different geographic areas is as follows:

                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
Revenues ...................................        $      21,541       $      32,779     $       54,320
                                                 ==================  ================== ===================
Operating loss..............................        $     (23,677)      $     (82,821)    $     (106,498)
                                                 ==================  ==================
General corporate ..........................                                                      (4,405)
Net interest expense and amortization of
   deferred financing fees .................                                                     (36,153)
Other expense...............................                                                      (1,168)
                                                                                        -------------------
   Loss before income taxes.................                                              $     (148,224)
                                                                                        ===================
Identifiable assets at December 31, 2002....        $      81,025       $      94,059     $      175,084
                                                 ==================  ==================
Corporate assets ...........................                                                       6,341
                                                                                        -------------------
   Total assets ............................                                              $      181,425
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


     For the year ended December 31, 2001, $566,000 of deferred net loss on derivative instruments were recorded in Other Comprehensive Income (Loss). All of the deferred net loss was reclassified to earnings during the next twelve-month period.


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

     The Company entered into a costless collar hedge agreement with Barrett Resources Corporation ("Barrett") for the period November 1999 through October 2000. This agreement consisted of a swap for 1,000 Bbls per day of crude oil with the Company being paid $20.30 and paying NYMEX calendar month average, and an additional 1,000 Bbls of crude oil per day with a floor price of $18.00 per Bbl and a ceiling of $22.00 per Bbl. The Company realized a loss from hedges of $20.2 million for the year ended December 31, 2000, which is accounted for in Oil and Gas Production Revenue. At year end 2001 Barrett had a swap call on either 1,000 Bbls of crude oil or 20,000 MMBtu of natural gas per day at Barrett's option at fixed prices ($18.90 for crude oil or $2.60 to $2.95 for natural gas) through October 31, 2002. The Company realized a loss from hedges of $12.1 million and $3.2 million for the years ended December 31, 2001 and 2002 respectively, which is accounted for in Oil and Gas Production Revenue.

     Under the terms of the New Senior Secured Credit Agreement, (see Note 2) the Company is required to maintain hedging agreements with respect to not less than 25% nor more than 75% of it crude oil and natural gas production for a rolling six month period. As of January 23, 2003, the Company has entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of the Company's production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu, for the calendar months of February through July 2003. In February 2003 the Company entered into an additional hedge agreement for 5,000 MMbtu per day with a floor of $4.50 per MMBtu for the calendar months of March 2003 through February 2004.

17. Comprehensive Income

     Comprehensive income includes net income, losses and certain items recorded directly to Stockholders' Equity and classified as Other Comprehensive Income
(Loss). The following table illustrates the calculation of comprehensive income for the year ended December 31, 2002:

                                                                                                 Accumulated Other
                                                                            Comprehensive      Comprehensive Income
                                                                            Income (Loss)             (Loss)
                                                                          ------------------- ------------------------
                                                                                For the year
                                                                                 Ended                   As of
                                                                          December 31, 2002        December 31,2002
                                                                          ------------------- ------------------------
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
                                                                                                 =====================


18.  Proved Property Impairment

     In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the year, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of December 31, 2001, the Company's net capitalized costs of oil and gas properties exceeded the present value of its estimated proved reserves by $71.3 million ($38.9 million on the U.S. properties and $32.4 million on the Canadian properties). These amounts were calculated considering 2001 year-end prices of $19.84 per barrel for oil and $2.57 per Mcf for gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, oil and gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved oil and gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for oil and $2.89 per Mcf for gas. During the second quarter of 2002, the Company had a ceiling limitation write-down of $116.0 million.

19.  Supplemental Oil and Gas Disclosures (Unaudited)

     The accompanying table presents information concerning the Company's crude oil and natural gas producing activities as required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities are as follows:


                                                                        Years Ended December 31
                                         -----------------------------------------------------------------------------------------
                                                            2001                                         2002
                                         --------------------------------------------  -------------------------------------------
                                             Total           U.S.          Canada          Total          U.S            Canada
                                         -------------- -------------  -------------- ------------- --------------  --------------
                                                                                   (In thousands)
     Proved crude oil and natural
       gas properties ............       $    486,098   $    284,182   $     201,916  $    521,309  $    279,401        $ 241,908
     Unproved properties .........             10,626            -            10,626         7,052        -                 7,052
                                         -------------- -------------  -------------- ------------- --------------  --------------
       Total ..........................       496,724        284,182         212,542       528,361        279,401         248,960
     Accumulated depreciation,
       depletion, and
       amortization, and
       impairment ................           (280,280)      (168,124)       (112,156)     (420,344)     (205,181)        (215,163)
                                         -------------- -------------  -------------- ------------- --------------  --------------
         Net capitalized costs ...       $    216,444    $   116,058   $    100,386    $   108,017   $    74,220      $    33,797
                                         ============== =============  ============== ============= ==============  ==============


         Cost incurred in oil and gas property acquisitions, exploration and development activities are as follows:

                                                                                           Years Ended December 31
                               ---------------------------------------------------------------------------------------------------
                                               2000                               2001                                         2002
                               ---------------------------------------------------------------------------------------------------
                                 Total    U.S.    Canada          Total       U.S.      Canada       Total       U.S.    Canada (1)
                              --------- -------- ------------   -------- ------------  ----------- ---------- --------- ----------
                                                                              (In thousands)

   Property acquisition costs:
     Proved ...................$   7,189 $     -   $   7,189   $      -  $       -    $       -   $       -   $      -     $     -
     Unproved .................        -       -           -          -          -            -           -          -           -
                              --------- -------- ------------   -------- ------------  ----------- ---------- ---------  ----------

                               $   7,189 $     -   $   7,189   $      -  $       -    $       -   $       -   $      -     $     -
                              ========= ======== ============   ======== ============  =========== ========== =========  ==========

   Property development and
     exploration costs ........$ 64,873 $ 39,631  $  25,242   $ 56,694  $   18,867   $  37,827   $ 38,560    $   4,944    $ 33,616
                               ======== ======== ==================== ============  =========== ========== ============  ==========


         (1) Canadian costs in 2002 were primarily for exploratory purposes.

     The results of operations for oil and gas producing activities are as follows:

                                                                     Years Ended December 31
                                     -----------------------------------------------------------------------------------------------
                                                2000                           2001                                2002
                                      ----------------------------- ------------------------------- -------------------------------
                                     Total      U.S.       Canada     Total      U.S.      Canada      Total        U.S.    Canada
                                   ---------- ---------  ----------- --------- ---------  --------- -----------  --------- --------
                                                                             (In thousands)
   Revenues ...................    $ 72,973   $ 32,165    $  40,808  $ 73,201  $  34,934  $ 38,267  $   50,862   $ 20,835  $ 30,027
   Production costs ...........     (18,783)    (7,755)     (11,028)  (18,616)    (9,302)   (9,314)    (15,240)    (7,639)   (7,601)
   Depreciation, depletion,
     and amortization .........     (35,497)   (11,968)     (23,529)  (32,124)   (11,976)  (20,148)    (26,224)    (8,879)  (17,345)
   Proved property impairment .           -          -           -     (2,638)        -     (2,638)   (115,993)   (28,178)  (87,815)
   General and administrative .      (1,722)    (1,118)        (604)   (1,565)    (1,073)     (492)     (1,836)    (1,011)     (825)
   Income taxes (expense)
     benefit...................        (339)         -         (339)   (2,419)        -     (2,419)          -         -          -
                                   --------- ---------- ------------ --------- ---------- --------- ----------------------- --------
   Results of operations from oil
     and gas producing activities
     (excluding corporate overhead
     and interest costs) ..........$ 16,632  $  11,324    $   5,308  $ 15,839  $  12,583  $  3,256   $(108,431) $ (24,872) $(83,559)
                                   ========= ========== ============ ========= ========== =========  ========== ========== =========
   Depletion rate per barrel
     of oil equivalent, before
     impact of impairment .....    $   8.30  $    6.19    $   10.02  $    8.81 $    6.96  $   10.45  $    8.52  $    7.55  $   8.94
                                   ========= ========== ============ ========= ========== ========== ========== ========== =========


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


                                                          Total                 United States                Canada
                                                 ----------------------- ------------------------- ------------------------
                                                    Liquid     Natural       Liquid      Natural      Liquid        Natural
                                                 Hydrocarbons   Gas      Hydrocarbons      Gas     Hydrocarbons      Gas
                                                 ------------ ---------- ------------ ----------- -------------- -----------
                                                  (Barrels)   (Mcf)       (Barrels)       (Mcf)     (Barrels)          (Mcf)
                                                                                     (In Thousands)
     Proved developed and undeveloped reserves:
       Balance at January 1, 2000 (1) ...........  9,849     164,305      6,421         80,417         3,428        83,888
         Revisions of previous estimates ........   (216)    (21,342)        54        (13,441)         (270)       (7,901)
         Extensions and discoveries .............    791      72,498        315         57,371           476        15,127
         Purchase of minerals in place ..........    254       6,822          -              -           254         6,822
         Production .............................   (952)    (19,963)      (539)        (8,364)         (413)      (11,599)
         Sale of minerals in place ..............   (882)    (10,993)      (170)        (1,075)         (712)       (9,918)
                                                 ---------- ----------- ---------- --------------  ------------- -----------
       Balance at December 31, 2000..............  8,844     191,327      6,081        114,908         2,763        76,419
         Revisions of previous estimates ........   (628)      2,944       (688)         3,318            60          (374)
         Extensions and discoveries .............  1,064      26,329        354          4,886           710        21,443
         Production .............................   (732)    (17,495)      (416)        (7,823)         (316)       (9,672)
         Sale of minerals in place .............. (1,746)    (14,348)      (924)        (6,821)         (822)       (7,527)
                                                 ---------- ----------- ---------- --------------  ------------- -----------
       Balance at December 31, 2001..............  6,802     188,757      4,407        108,468         2,395        80,289
         Revisions of previous estimates ........   (798)    (29,701)       (63)       (15,248)         (735)      (14,453)
         Extensions and discoveries .............    522      19,166          -              -           522        19,166
         Production .............................   (534)    (15,453)      (264)        (5,472)         (270)       (9,981)
         Sale of minerals in place .............. (1,387)    (23,937)      (843)        (9,553)         (544)      (14,384)
                                                 ---------- ----------- ---------- --------------  ------------- -----------
       Balance at December 31, 2002 (2)..........  4,605     138,832      3,237         78,195         1,368        60,637
                                                 ========== =========== ========== ==============  ============= ===========


(1) The beginning of year 2000 amounts exclude the Company's proportion interest in Partnership proved reserves, accounted for by the equity method, of 2.8 Mbbls of liquid hydrocarbons and 25.8 MMcf of natural gas.

(2) Includes 1,146 Bbl of liquid hydrocarbons and 47,066 Mcf of natural gas applicable to Canadian Abraxas and Old Grey Wolf that were sold in January 2003.

AGE>


                                                 ----------------------- ------------------------- ------------------------
                                                    Liquid     Natural       Liquid      Natural      Liquid        Natural
                                                 Hydrocarbons   Gas      Hydrocarbons      Gas     Hydrocarbons      Gas
                                                 ------------ ---------- ------------ ----------- -------------- -----------
                                                  (Barrels)   (Mcf)       (Barrels)       (Mcf)     (Barrels)          (Mcf)
                                                                                     (In Thousands)
     Proved developed reserves:
       December 31, 2000.....................       7,001     119,737     4,609         48,177         2,392        71,560
                                                 ========== =========== ========== ==============  ============ ===========
       December 31, 2001 ....................       5,047     111,243     2,892         40,514         2,155        70,729
                                                 ========== =========== ========== ==============  ============ ===========
       December 31, 2002.....................       3,004      90,374     1,754         34,776         1,250        55,598
                                                 ========== =========== ========== ==============  ============ ===========


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

     The following disclosures concerning the standardized measure of future cash flows from proved crude oil and natural gas are presented in accordance with SFAS No. 69. The standardized measure does not purport to represent the fair market value of the Company's proved crude oil and natural gas reserves. An estimate of fair market value would also take into account, among other factors, the recovery of reserves not classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

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

         Set forth below is the Standardized Measure relating to proved oil and gas reserves for:


                                                                                       Years Ended December 31
                             -----------------------------------------------------------------------------------------------------
                                           2000                               2001                             2002
                             -----------------------------------------------------------------------------------------------------
                                Total        U.S.         Canada     Total      U.S.      Canada       Total       U.S.    Canada
                             -----------------------------------------------------------------------------------------------------
                                                                              (In thousands)


  Future cash inflows ....... $ 2,046,039  $ 1,274,871  $ 771,168 $ 607,375 $ 313,640  $  293,735  $  686,055  $ 389,061 $ 296,994
  Future production and
    development costs .......    (318,130)    (254,667)   (63,463) (220,613) (138,296)    (82,317)   (225,068)  (158,507)  (66,561)
  Future income tax expense .    (230,987)     (65,421)  (165,566)        -         -         -             -          -       -
                             -----------------------------------------------------------------------------------------------------
  Future net cash flows .....   1,496,922      954,783    542,139   386,762   175,344     211,418     460,987    230,554   230,433
  Discount ..................    (721,388)    (468,663)  (252,725) (177,096)  (98,157)    (78,939)   (206,134)  (120,238)  (85,896)
                             -----------------------------------------------------------------------------------------------------
  Standardized Measure of
    discounted future net
    cash relating to proved
    reserves ................ $   775,534  $   486,120  $ 289,414 $ 209,666 $  77,187  $  132,479  $   254,853 $ 110,316 $ 144,537
                             =====================================================================================================


Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

         The following is an analysis of the changes in the Standardized
Measure:


                                                                 Year Ended December 31
                                                ----------------------------------------------------------
                                                       2000                2001               2002
                                                ------------------- ------------------- ------------------
                                                                     (In thousands)

   Standardized Measure, beginning
     of year .................................     $     238,451       $     775,534       $     209,666
   Sales and transfers of oil and gas
     produced, net of production costs .......           (54,190)            (54,585)            (35,622)
   Net changes in prices and development
     and production costs from prior year ....           707,755            (613,325)            111,087
   Extensions, discoveries, and improved
     recovery, less related costs ............           290,283              39,982              46,803
   Purchases of minerals in place ............            33,586                 -                   -
   Sales of minerals in place ................           (75,391)            (96,096)            (33,808)
   Revision of previous quantity estimates ...           (95,757)             (2,474)            (36,007)
   Change in future income tax expense .......          (224,668)            230,987                   -
   Other .....................................           (68,380)           (147,910)            (28,232)
   Accretion of discount .....................            23,845              77,553              20,966
                                                ------------------- ------------------- ------------------
     Standardized Measure, end of year .......     $     775,534       $     209,666         $   254,853
                                                =================== =================== ==================


20.    Restatement

     In January 2003, the Company sold its wholly owned Canadian subsidiaries, Old Grey Wolf and Canadian Abraxas as part of a series of transactions related to a financial restructuring - see Note 2 for additional information regarding an exchange offer, redemption of certain notes and a new credit agreement. Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, the Company's management determined that the wholly owned Canadian subsidiaries should not have been presented as discontinued operations. As a result, the accompanying consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of operations, and cash flows for each of the three years in the period ended December 31, 2002 have been restated to present the assets and liabilities, results of operations, and cash flows as components of continuing operations.


     A summary of the significant effects of the restatement is as follows (In thousands):

                                                                           For the year ended December 31,
                                                       2000                             2001                              2002
                                         --------------------------------------------------------------- -------------------------
                                                   As                           As                           As
                                              Previously          As        Previously           As      Previously         As
                                               Reported        Restated      Reported         Restated    Reported       Restated
                                             ------------    ------------ -------------    ------------  ----------    -----------
Revenues:
    Oil and gas production revenue        $   32,165      $     72,973   $     34,934     $     73,201  $   21,601  $       50,862
    Gas processing revenue                        -              2,717              -            2,438           -           2,420
    Rig revenue                                  505               505            756              756         635             635
    Other                                        216               405             85              848          71             403
                                             -----------     ----------  -------------    -------------  ----------    ------------
                                              32,886            76,600         35,775           77,243      22,307          54,320
Operating costs and expenses:
    Lease operating and
      production taxes                         7,755            18,783          9,302           18,616       7,910          15,240
    Depreciation, depletion and
      amortization                            12,328            35,857         12,336           32,484       9,654          26,539
    Proved property impairment                     -                 -              -            2,638      32,850         115,993
    Rig operations                               717               717            702              702         567             567
    General and administrative                 4,840             6,533          4,937            6,445       5,082           6,884
    General and administrative
      (Stock-based
         compensation)                         2,767             2,767         (2,767)          (2,767)          -               -
                                             -----------     ----------  -------------    -------------  ----------    ------------
                                              28,407            64,657         24,510           58,118      56,063         165,223
                                             -----------     ----------  -------------    -------------  ----------    ------------
Operating income (loss)                        4,479            11,943         11,265           19,125     (33,756)       (110,903)
Other (income) expense:
    Interest income                             (530)            (530)            (78)             (78)        (92)            (92)
    Amortization of deferred
      financing fees                           1,660            2,091           1,907            2,268       1,325           2,095
    Interest expense                          22,847            31,140         23,922           31,523      24,689          34,150
    Financing costs                                -                 -              -                -         967             967
    (Gain) loss on sale of equity
      investment                              (33,983)         (33,983)           845              845           -               -
    Gain on debt extinguishment (1)                -            (1,773)             -                -           -               -
    Other                                 (b)   1,116            1,563            207              207         201             201
                                             -----------     ----------  -------------    -------------  ----------    ------------
                                               (8,890)          (1,492)        26,803           34,765      27,090          37,321
                                             -----------     ----------  -------------    -------------  ----------    ------------
Income (loss) before income tax                13,369           13,435        (15,538)         (15,640)    (60,846)       (148,224)
Income tax expense (benefit):
    Current                                         -           (1,233)           505              505           -               -
    Deferred                                    3,433            4,938              -            1,897           -         (29,697)
Minority interest in income of
  consolidated foreign
    subsidiary                                      -            1,281              -            1,676           -               -
Loss from discontinued operations              (3,260)               -        (3,675)                -     (57,681)              -
Extraordinary item:  gain on debt
extinguishment (1)                              1,773                -              -                -            -              -
                                             -----------     ----------  -------------    ------------- ----------    -------------
Net income (loss)                         $     8,449     $      8,449   $   (19,718)     $    (19,718) $(118,527)    $   (118,527)
                                             ===========     ==========  =============    ============= ==========    =============


(1) As required by SFAS No. 145, the Company has reclassified the gain on the early extinguishment of debt in 2000 originally reported as an extraordinary item to other income. See Note 1.


                                                                                    December 31
                                                    --------------------------------------------------------------------------
                                                                    2001                                     2002
                                                    --------------------------------------     -------------------------------
                                                         As Previously            As             As Previously       As
                                                            Reported           Restated             Reported      Restated
                                                     --------------------  ----------------    --------------- --------------
Current Assets:
Cash                                                 $       3,593          $        7,605      $      557     $     4,882
Accounts receivable:
    Joint owners                                               938                   2,785             516           2,215
    Oil and gas production sales                             2,988                   4,758           5,292           7,466
    Other                                                      135                     504             221             364
                                                     --------------------  ----------------    ------------ ---------------
                                                             4,061                   8,047           6,029          10,045
Equipment inventory                                          1,061                   1,251           1,021           1,014
Other current assets                                           250                     443             316           1,240
                                                     --------------------  ----------------    ------------ --------------
                                                             8,965                  17,346           7,923          17,181
Assets held for sale                                       163,902                       -          74,247               -
                                                     --------------------  ----------------    ------------ ---------------
    Total current assets                                   172,867                  17,346          82,170          17,181
Property and equipment:
    Oil and gas properties:
         Proved                                            290,635                 486,098         298,972         521,995
        Unproved                                             4,571                  10,626           7,052           7,052
    Other property and equipment                             2,587                  67,632           2,713          44,189
                                                     --------------------  ----------------    ------------ ---------------
        Total                                              297,793                 564,356         308,737         573,236
    Less accumulated depreciation, depletion
        and amortization                                   170,307                 282,462         212,811         422,842
                                                     --------------------  ----------------    ------------ ---------------
        Total property and equipment - net                 127,486                 281,894          95,926         150,394
Deferred financing fees                                      2,779                   3,928           2,970           5,671
Deferred income taxes                                            -                       -               -           7,820
Other                                                          484                     448             359             359
                                                     --------------------  ----------------    ------------ ---------------
    Total assets                                     $     303,616          $      303,616     $   181,425   $     181,425
                                                     ====================  ================    ============ ==============

Current Liabilities:
Accounts payable                                     $(a)    3,862          $       10,542     $      4,171   $      9,687
Joint interest oil and gas production payable                1,180                   3,596            1,637           2,432
Accrued interest                                             5,000                   6,013            5,000           6,009
Other accrued expenses                                       1,052                   1,116            1,162           1,162
Hedge liability                                                438                     658                -               -
Current maturities of long-term debt                           415                     415           63,500          63,500
                                                     --------------------  ----------------    ------------ ---------------
                                                            11,947                  22,340           75,470          82,790
Liabilities related to assets held for sale                 57,552                       -           56,697               -
                                                     --------------------  ----------------    ------------ ---------------
    Total current liabilities                               69,499                  22,340          132,167          82,790
Long-term debt                                             262,240                 285,184          190,979         236,943
Deferred income taxes                                            -                  20,621                -               -
Future site restoration                                        462                   4,056              533           3,946
Stockholders' equity (deficit)                             (28,585)                (28,585)        (142,254)       (142,254)
                                                     --------------------  ----------------    ------------ ---------------
    Total liabilities and stockholders' deficit      $     303,616           $     303,616      $   181,425   $     181,425
                                                     ====================  ================    ============ ===============



(a) Previously reported as $5,042 due to clerical error. Amount has been corrected.
(b) Previously reported as $1,016 due to clerical error. Amount has been corrected.

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

     Long-term debt is comprised of the following:
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