Form 10-Q/A
period 2003-03-31
ABRAXAS PETROLEUM CORP
filed 2003-07-28
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                      FORM 10-Q/A No. 1


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

           500 N. Loop 1604 East, Suite 100, San Antonio, Texas 78232
               (Address of Principal Executive Offices) (Zip Code)

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


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ or No X -

     The number of shares outstanding of each of the issuer's classes of common stock outstanding as of May 14, 2003 was:

        Class                                            Shares Outstanding

    Common Stock, $.01 Par Value                             35,630,115





                                     1 of 36

                    PURPOSE OF THIS AMENDMENT ON FORM 10-Q/A

     In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing this amendment on Form 10-Q/A No. 1 to reflect comments to our original report on Form 10-Q that we received from the Staff of the Securities and Exchange Commission in connection with their review of Post-Effective Amendment No. 1 to our registration statement on Form S-1. The original Form 10-Q was filed on May 14, 2003 and we filed this amended and restated Form 10-Q/A No. 1 responding to the Staff's comments and updating certain information on July 28, 2003.

     We have specifically amended and restated Items 1, 2 and 3 of Part I, in response to the Staff's comments. For convenience, we have restated our entire disclosure contained in this amendment. The amendment and restatement relates to our previous reporting of the sale of our Canadian oil and gas properties as discontinued operations. This amendment reflects the sale of our Canadian oil and gas properties as continuing operations.

         This report speaks as of the original filing date of our report on Form 10-Q and, except as indicated, has not been updated to reflect events occurring subsequent to that date.

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

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                  FORM 10 - Q/A

                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements
           Condensed Consolidated Balance Sheets - March 31, 2003
             and December 31, 2002.............................................5
           Condensed Consolidated Statements of Operations -
             Three Months Ended March 31, 2003 and 2002........................7
           Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2003 and 2002.......................8
              Notes to Condensed Consolidated Financial Statements.............9

ITEM 2 - Managements Discussion and Analysis of Financial Condition and
           Results of Operations..............................................20

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risks...........30

ITEM 4-  Controls and Procedures..............................................31



                                     PART II
                                OTHER INFORMATION


ITEM 1 - Legal proceedings 32
ITEM 2 - Changes in Securities................................................32
ITEM 3 - Defaults Upon Senior Securities......................................32
ITEM 4 - Submission of Matters to a Vote of Security Holders..................32
ITEM 5 - Other Information 32
ITEM 6 - Exhibits and Reports on Form 8-K.....................................32
              Signatures   ...................................................34

                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                             (As Restated, see Note 13)
                                                              March 31,    December 31,
                                                                2003           2002
                                                            (Unaudited)
                                                            -------------------------
Assets:
Current assets:
   Cash ..................................................   $  2,510        $  4,882
   Accounts receivable, net:
          Joint owners ...................................        950           2,215
          Oil and gas production .........................      5,289           7,466
          Other ..........................................        561             364
                                                             --------        --------
                                                                6,800          10,045
  Equipment inventory ....................................        698           1,014
  Other current assets ...................................      1,026           1,240
                                                             --------        --------
    Total current assets .................................     11,034          17,181
Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved .............................................    305,320         521,995
      Unproved, not subject to amortization ..............      7,052           7,052
   Other property and equipment ..........................      2,987          44,189
                                                             --------        --------
           Total .........................................    315,359         573,236
      Less accumulated depreciation, depletion, and
        amortization .....................................    214,400         422,842
                                                             --------        --------
      Total property and equipment - net .................    100,959         150,394

Deferred financing fees, net .............................      5,317           5,671
Deferred income taxes ....................................      7,820               -
Other assets .............................................        364             359
                                                             --------        --------
  Total assets............................................   $117,674        $181,425
                                                             ========        ========





           See accompanying notes to consolidated financial statements

                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                            (As Restated, see Note 13)
                                                               March 31,  December 31,
                                                                 2003         2002
                                                             (Unaudited)
                                                             ------------------------
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable .....................................     $   5,186       $  9,687
  Oil and gas production payable .......................         2,549          2,432
  Accrued interest .....................................         2,457          6,009
  Other accrued expenses ...............................         2,711          1,162
  Current maturities of long-term debt .................             -         63,500
                                                             ---------      ---------
    Total current liabilities ..........................        12,903         82,790

Long-term debt .........................................       173,735        236,943

Future site restoration ................................         1,237          3,946

Stockholders'deficit:
  Common Stock, par value $.01 per share-
   authorized 200,000,000 shares; issued, 35,795,998 and
   30,145,280 in  2003 and 2002 respectively ...........           358            301
   Additional paid-in capital ..........................       140,595        136,830
  Receivable from stock sale ...........................           (97)           (97)
  Accumulated deficit ..................................      (206,919)      (269,621)
  Treasury stock, at cost, 165,883 shares ..............          (964)          (964)
  Accumulated other comprehensive loss .................        (3,174)        (8,703)
                                                             ---------      ---------
      Total stockholders' deficit ......................       (70,201)      (142,254)
                                                             ---------      ---------
Total liabilities and stockholders' deficit ............     $ 117,674      $ 181,425
                                                             =========      =========






           See accompanying notes to consolidated financial statements




                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

                                                                  (As Restated, see Note 13)
                                                                      Three Months Ended
                                                                            March 31,
                                                                     --------------------
                                                                        2003      2002
                                                                     --------    --------
 Revenue:
    Oil and gas production revenues ..............................   $ 12,772    $ 10,886
    Gas processing revenue .......................................        132         670
    Rig revenues .................................................        181         151
    Other ........................................................         26         100
                                                                     --------    --------
                                                                       13,111      11,807
 Operating costs and expenses:
    Lease operating and production taxes .........................      2,726       3,909
    Depreciation, depletion and amortization .....................      3,142       6,814
    Rig operations ...............................................        166         121
    General and administrative ...................................      1,395       1,698
    General and administrative (stock-based compensation) ........         36           -
                                                                     --------    --------
                                                                        7,465      12,542
                                                                     --------    --------
 Operating income (loss) .........................................      5,646        (735)

Other (income) expense
    Interest income ..............................................        (10)        (33)
    Interest expense .............................................      5,164       8,413
    Amortization of deferred financing fees ......................        377         427
    Financing cost ...............................................      3,601           -
    Gain on sale of foreign subsidiaries .........................    (66,960)          -
                                                                     --------    --------
                                                                      (57,828)      8,807
                                                                     --------    --------
 Earnings (loss) before cumulative effect of accounting change and
    taxes ........................................................     63,474      (9,542)
                                                                     --------    --------
 Cumulative effect of accounting change ..........................       (395)          -
                                                                     --------    --------
 Earnings (loss) before taxes ....................................     63,079      (9,542)
 Income tax expense (benefit) ....................................        377        (843)
                                                                     --------    --------
 Net earnings (loss) .............................................   $ 62,702    $ (8,699)
                                                                     ========    ========

 Basic earnings (loss) per common share:
    Net earnings (loss) from .....................................   $   1.84    $  (0.29)
    Cumulative effect of accounting change .......................      (0.01)          -
                                                                     --------    --------
 Net earnings (loss) per common - basic ..........................   $   1.83    $  (0.29)
                                                                     ========    ========

 Diluted earnings (loss) per common share:
    Net earnings (loss) ..........................................   $   1.83    $  (0.29)
    Cumulative effect of accounting change .......................      (0.01           -
                                                                     --------    --------
 Net earnings (loss) per common share - diluted ..................   $   1.82    $  (0.29)
                                                                     ========    ========



           See accompanying notes to consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                          (As Restated, see Note 13)
                                                               Three Months Ended
                                                                   March 31,
                                                            ----------------------
                                                               2003        2002
                                                            ---------    ---------
Cash flows from Operating Activities
Net  income (loss) ......................................   $  62,702    $  (8,699)
Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation, depletion, and amortization ..............       3,142        6,814
Deferred income tax expense (benefit) ...................         377         (843)
 Amortization of deferred financing fees ................         377          427
 Amortization of debt discount ..........................           -          113
 Stock-based compensation ...............................          36            -
Gain on sale of foreign subsidiaries ....................     (66,960)           -
 Changes in operating assets and liabilities:
     Accounts receivable ................................      (1,160)       1,099
     Equipment inventory ................................         162           91
     Other ..............................................       1,650          (87)
     Accounts payable and accrued expenses ..............       2,419        9,367
                                                            ---------    ---------
Net cash provided by operations .........................       2,745        8,282

Cash flows from Investing Activities
Capital expenditures, including purchases and development
  of properties .........................................      (4,589)     (17,408)
Proceeds from sale of foreign subsidiaries ..............      85,824
                                                            ---------    ---------
Net cash provided by (used) in investing activities .....   $  81,235    $ (17,408)

Cash flows from Financing Activities
Proceeds from long-term borrowings ......................      43,189        6,096
Payments on long-term borrowings ........................    (130,903         (719)
Issuance of common stock in connection with exchange ....       3,651            -
Exercise of stock options ...............................           5            -
Deferred financing fees .................................      (2,529)           -
                                                            ---------    ---------
Net cash (used) in provided by financing activities .....     (86,587)       5,377
                                                            ---------    ---------
Effect of exchange rate changes on cash .................         235           (5)
                                                            ---------    ---------
Increase (decrease) in cash .............................      (2,372)      (3,754)
Cash, at beginning of period ............................       4,882        7,605
                                                            ---------    ---------
Cash, at end of period ..................................   $   2,510    $   3,851
                                                            =========    =========

Supplemental disclosures of cash flow information:
Interest paid ...........................................   $   3,029    $   4,935
                                                            =========    =========


           See accompanying notes to consolidated financial statements

                          Abraxas Petroleum Corporation
               Notes to CondensedConsolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands except per share data)

Note 1. Basis of Presentation


     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2002, as amended by the annual report on Form 10-K/A No. 1 filed on July 22, 2003. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year.

     Theconsolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Grey Wolf Exploration Inc. ("New Grey
Wolf"). In January 2003, the Company sold all of the common stock of its wholly-owned foreign subsidiaries, Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and Grey Wolf Exploration Inc. ("Old Grey Wolf"). Certain oil and gas properties were retained and transferred into New Grey Wolf which was incorporated in January 2003. The operations of Canadian Abraxas and Grey Wolf are included in the consolidated financial statements through January 23, 2003

     New Grey Wolf's assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.


     The Company has incurred net losses in five of the last six years, and there can be no assurance that operating income and net earnings will be achieved in future periods. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. During 2002, crude oil and natural gas prices began to increase from 2001 levels and increased further in the first quarter of 2003. In addition, because the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless it acquires additional properties containing proved reserves or conducts successful exploration and development activities, its reserves and production will decrease. The Company's ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. In order to provide liquidity and capital resources, the Company has sold certain of its producing properties. However, production levels have declined as the Company has been unable to replace the production represented by the properties sold with new production from the producing properties it has invested in with the proceeds of property sales. In addition, under the terms of its new senior credit agreement and New Notes, the Company is subject to limitations on capital expenditures. As a result, the Company may be limited in its ability to replace existing production with new production and might suffer a decrease in the volume of crude oil and natural gas it produces. If crude oil and natural gas prices return to depressed levels or if production levels continue to decrease, the Company's revenues, cash flow from operations and financial condition may be materially adversely affected.


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

     For the period ended March 31, 2002, no tax provision was required due to operating losses. For the period ended March 31, 2003, no current taxes have been provided due to operating losses for tax purposes resulting from, among other items, differing book and tax basis of assets sold. Deferred tax expense of $377,000 related to Canadian operations for the period ended March 31, 2003 has been provided for.

Note 3. Recent Events


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


 Note 4.  Long-Term Debt

                  Long-term debt consisted of the following:
                                                                              March 31         December 31
                                                                                2003               2002
                                                                           ----------------  -----------------
                                                                                     (In thousands)
11.5% Senior Notes due 2004 ("Old Notes") .............................             -           $       801
12.875% Senior Secured Notes due 2003 ("First Lien Notes") ............             -                63,500
11.5% Second Lien Notes due 2004 ("Second Lien Notes").................             -               190,178
11.5% Senior Credit Facility("Grey Wolf Facility") providing for borrowings up to approximately US $96 million (CDN $150 million)
      secured by the assets of Grey Wolf and non-recourse to Abraxas                     -            45,964
11.5% Secured Notes due 2007 ("New Notes").............................           128,598                 -
Senior Secured Credit Agreement........................................            45,137                 -
                                                                           ----------------  -----------------
                                                                                  173,735           300,443
Less current maturities ...............................................                 -            63,500
                                                                           ----------------  -----------------
                                                                              $   173,735       $   236,943
                                                                           ================  =================



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

            o make any payments in connection with distributions, dividends or redemptions relating to our outstanding securities; or

            o  make investments or incur liabilities.

     Security. The obligations of Abraxas under the new senior credit agreement are secured by a first lien security interest in all of Abraxas' assets, including all crude oil and natural gas properties.

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


Note 5. Stock-based Compensation


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

     Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three months ended March 31, 2003 and March 31, 2002 would have been:

                                                                  Three Months Ended March 31,
                                                                ---------------------------------
                                                                    2003            2002
                                                                ------------   ------------
Net income (loss) as reported                                   $    62,702    $     (8,699)
Add: Stock-based  employee  compensation expense included in
   reported net income, net of related tax effects                       36               -
Deduct:  Total  stock-based  employee  compensation  expense determined  under fair value based method for all awards,
   net of related tax effects                                           (67)            (72)
                                                                ------------    ------------
Pro forma net income (loss)                                     $    62,671    $     (8,771)
                                                                ============    ============

Earnings (loss) per share:
   Basic - as reported                                          $      1.84    $      (0.29)
                                                                ============    ============
   Basic - pro forma                                            $      1.84    $      (0.30)
                                                                ============    ============
   Diluted - as reported                                        $      1.83    $      (0.29)
                                                                ============    ============
   Diluted - pro forma                                          $      1.82    $      (0.30)
                                                                ============    ============


Note 6. Earnings (Loss) Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                   2003        2002
                                                                                -----------  ----------
    Numerator:
      Numerator for basic and diluted earnings per share
      Net earnings  (loss) before  cumulative  effect of accounting  change (in
         thousands).........                                                 .  $   63,097)  $ (8,699)
      Cumulative effect of accounting change..................................        (395)         -
                                                                                -----------  ----------
      Numerator for basic and diluted earnings per share
      Net  earnings (loss) available to common stockholders (in thousands)....      62,702      (8,699)
                                                                                ===========  ==========

    Denominator:
      Denominator for basic earnings per share - weighted-average shares.....    34,181,118   9,979,397
      Effect of dilutive securities:
         Stock options and Warrants..........................................       319,472           -
                                                                                -----------  ----------
      Dilutive potential common shares
      Denominator for diluted earnings per share - adjusted  weighted-average
         shares and assumed Conversions......................................    34,500,590   9,979,397
                                                                                ===========  ==========

    Basic earnings (loss) per share:
        Net earnings (loss) before cumulative effect of accounting change  ..   $      1.84  $   (0.29)
        Cumulative effect of accounting change...............................         (0.01)          -
                                                                                -----------  ----------
    Net earnings (loss) per common share - basic                              . $      1.83  $   (0.29)
                                                                                ===========  ==========

    Diluted earnings (loss) per share:
        Net earnings (loss)  before cumulative effect of accounting change...   $      1.83  $   (0.29)
        Cumulative effect of accounting change...............................         (0.01)          -
                                                                                -----------  ----------
    Net earnings (loss) per common share - diluted...........................   $      1.82  $   (0.29)
                                                                                ===========  ==========

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

    The following table illustrates the calculation of comprehensive income
(loss) for the quarter ended March 31, 2003:

                                                                     Three Months Ended March 31
                                                                         2003               2002
                                                                 --------------------- ---------------
Net income................................................       $        62,702    $       (8,699)

Other Comprehensive income:
   Hedging derivatives (net of tax) - See Note 7 Change
     in fair market value of outstanding hedge positions..                   102            (2,075)
   Foreign currency translation adjustment................                 5,427              (367)
                                                                  ---------------     --------------
Other comprehensive income................................                 5,529            (2,442)
                                                                  ---------------     --------------
Comprehensive income......................................       $        68,231    $      (11,141)
                                                                   ==============     ==============



Note 10. Business Segments


     Business  segment   information  about  our  first  quarter  operations  in
different geographic areas is as follows:


                                                             Three Months Ended March 31, 2003
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
   Revenues ................................        $       8,799       $       4,312     $       13,111
                                                 ==================  ================== ===================

   Operating profit ........................        $       4,736       $       2,243     $        6,979
                                                 ==================  ==================
   General corporate .......................                                                      (1,333)
   Interest expense and amortization of
      deferred financing fees ..............                                                      (9,132)
   Gain on sale of foreign subsidiary ......                                                      66,960
   Cumulative effect of accounting change...                                                        (395)
                                                                                        -------------------
      Income before income taxes ...........                                              $       63,079
                                                                                        ===================

   Identifiable assets at March 31, 2003 ...        $      82,179       $      29,060     $      111,239
                                                 ==================  ==================
   Corporate assets ........................                                                       6,435
                                                                                        -------------------
      Total assets .........................                                              $      117,764
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
                                                                                        ===================



Note 11 New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the full cost method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather that tangible assets. If it is determined that reclassification is necessary, the Company's oil and gas properties would be reduced by $3.1 million and intangible assets would have increased by a like amount at March 30, 2003 and December 31, 2002, representing cost incurred from the effective date of June 30, 2001. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and reclassifications necessary would not impact the Company's cash flow or results of operations.


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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Effective January 1, 2002, the Company adopted SFAS No. 144. SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. This new standard had no impact on the Company's consolidated financial statements during the first quarter of 2003.

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


Note 12 Accounting Change


     The Company adopted SFAS 143 effective January 1, 2003. For the quarter ended March 31, 2003 the Company recorded an additional liability of $711,732, a charge of $395,341 for the cumulative effect of the change in accounting principal and current expense of $19,108.


Note 13  Restatement

     In January 2003, the Company sold its wholly owned Canadian subsidiaries, Old Grey Wolf and Canadian Abraxas as part of a series of transactions related to a financial restructuring - see Note 3 for additional information regarding an exchange offer, redemption of certain notes and a new credit agreement. Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, it was determined that the wholly owned Canadian subsidiaries should not have been presented as discontinued operations. As a result, the accompanying consolidated balance sheets as of December 31, 2002, and the related consolidated statements of operations, for the Quarters ended March 31, 2002 and 2003 have been restated to present the assets and liabilities, results of operations as components of continuing operations. The transactions were completed in January 2003, accordingly, no restatement of the March 31, 2003 balance sheet was necessary.

A summary of the significant effects of the restatement is as follows (In thousands):



                                             --------------------------------------------------------------
                                                         For the Three Months Ended March 31,
                                             --------------------------------------------------------------
                                                         2003                             2002
                                             -----------------------------    -----------------------------
                                                  As                                As
                                               Previously         As           Previously            As
                                                Reported       Restated         Reported         Restated
                                             -------------    ------------    -------------    ------------
Revenues:
    Oil and gas production revenue              $  9,653      $  12,772       $     4,461      $    10,886
    Gas processing revenue                             -            132                 -              670
    Rig revenue                                      181            181               151              151
    Other                                              2             26                 4              100
                                             ------------     ----------     -------------    -------------
                                                   9,836         13,111             4,616           11,807
Operating costs and expenses:
    Lease operating and
      production taxes                             2,347          2,726             1,878            3,909
    Depreciation, depletion and
      amortization                                 2,350          3,142             2,253            6,814
    Rig operations                                   166            166               121              121
    General and administrative                     1,230          1,395             1,093            1,698
    General and administrative
      (Stock-based compensation)                      36             36                 -                -
                                             ------------     ----------     -------------    -------------
                                                   6,129          7,465             5,345           12,542
                                             ------------     ----------     -------------    -------------
Operating income (loss)                            3,707          5,646             (729)            (735)
Other (income) expense:
    Interest income                                  (10)           (10)             (33)             (33)
    Amortization of deferred
      financing fees                                 329            377               331              427
    Interest expense                               4,523          5,164             6,235            8,413
    Financing costs                                3,601          3,601                 -                -
    (Gain) loss on sale of foreign
       subsidiaries                                    -        (66,960)                -                -
                                             ------------     ----------     -------------    -------------
                                                   8,443        (57,828)            6,533            8,807
                                             ------------     ----------     -------------    -------------
Income (loss) before income tax                   (4,736)        63,474            (7,262)          (9,542)
Income tax expense (benefit):                          -            377                 -             (843)
Loss from discontinued operations:
    Earnings loss from discontinued
      operations                                     873              -            (1,437)               -
    Gain of sale of foreign
      subsidiaries                                66,960              -                 -                -
                                             ------------     ----------     -------------    -------------
Net earnings from discontinued
  operations                                      67,833              -            (1,437)               -
Cumulative effect of accounting
  change                                            (395)          (395)                -                -
                                             ------------     ----------     -------------    -------------
Net income (loss)                            $    62,702      $  62,702      $     (8,699)    $     (8,699)
                                             ============     ==========     =============    =============




                                                                  December 31, 2002
                                                           --------------------------------
                                                                  As
                                                              Previously            As
                                                              Reported           Restated
                                                           ---------------    ------------
Current Assets:
Cash                                                       $        557     $     4,882
Accounts receivable:
    Joint owners                                                    516           2,215
    Oil and gas production sales                                  5,292           7,466
    Other                                                           221             364
                                                            ------------    ------------
                                                                  6,029          10,045
Equipment inventory                                               1,021           1,014
Other current assets                                                316           1,240
                                                            ------------    ------------
                                                                  7,923          17,181
Assets held for sale                                             74,247               -
                                                            ------------    ------------
    Total current assets                                         82,170          17,181
Property and equipment:
    Oil and gas properties:
         Proved                                                 298,972         521,995
         Unproved                                                 7,052           7,052
    Other property and equipment                                  2,713          44,189
                                                            ------------    ------------
        Total                                                   308,737         573,236
    Less accumulated depreciation, depletion
       and amortization                                         212,811         422,842
                                                            ------------    ------------
        Total property and equipment - net                       95,926         150,394
Deferred financing fees                                           2,970           5,671
Deferred income taxes                                                 -           7,820
Other                                                               359             359
                                                            ------------    ------------
    Total assets                                            $   181,425     $   181,425
                                                            ============    ============


Current Liabilities:
Accounts payable                                            $    4,171      $     9,687
Joint interest oil and gas production payable                    1,637            2,432
Accrued interest                                                 5,000            6,009
Other accrued expenses                                           1,162            1,162
Hedge liability                                                      -                -
Current maturities of long-term debt                            63,500           63,500
                                                            -----------    ------------
                                                                75,470           82,790
Liabilities related to assets held for sale                     56,697                -
                                                            -----------    ------------
    Total current liabilities                                  132,167           82,790
Long-term debt                                                 190,979          236,943
Deferred income taxes                                                -                -
Future site restoration                                            533            3,946
Stockholders' equity (deficit)                                (142,254)        (142,254)
                                                            -----------    ------------
    Total liabilities and stockholders' deficit             $  181,425     $    181,425
                                                            ===========    ============




                          ABRAXAS PETROLEUM CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations of Canadian Abraxas and Old Grey Wolf are included in this report through January 23, 2003, the date of the consummation of the sale.

     As discussed in Note 13 to the consolidated financial statements, the Company's financial statements have been restated. The accompanying management's discussion and analysis gives effect to that restatement.



Critical Accounting Policies

     There have been no changes from the Critical Accounting Polices described in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2002.

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


     The table below illustrates how natural gas prices fluctuated over the eight quarters prior to and including the quarter ended March 31, 2003. The table below also contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.


              Natural Gas Prices by Quarter (in $ per Mcf)

              ----------------------------------------------------------------------------------------------------
              Quarter Ended
              ----------------------------------------------------------------------------------------------------
               June 30,    Sept.30,     Dec 31,     March 31,      June 30,    Sept. 30,    Dec. 31,    March 31,
                 2001       2001         2001         2002          2002         2002        2002        2003
              ------------ ---------- ----------- ------------- ------------- ----------- ----------- ------------

Index          $     4.82     $   2.98   $   2.47     $ 2.38        $ 3.36        $ 3.28  $      3.99 $     6.61
Realized             3.41         2.26       2.09       2.21          2.44           2.08        3.47       5.13


The NYMEX natural gas price on May 8, 2003 was $5.77 per Mcf.

     Prices for crude oil have followed a similar path as the commodity market fell throughout 2001 and the first quarter of 2002. The table below contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented

         Crude Oil Prices by Quarter (in $ per Bbl)


              -------------------------------------------------------------------------------------------------------
              Quarter Ended
              -------------------------------------------------------------------------------------------------------
               June 30,   Sept. 30,    Dec. 31,      March 31,      June 30,    Sept. 30,    Dec. 31,     March 31,
                 2001      2001          2001          2002           2002       2002          2002         2003
              ----------- ---------- ------------- -------------- ------------- ---------- ------------- ------------
Index           $   27.94 $    26.50 $     22.12         $ 19.48       $ 26.40  $ 27.50    $    28.29    $   33.71
Realized            25.32       25.06      18.72          16.640         23.47    27.47         24.83        33.22


The NYMEX crude oil price on May 8, 2003 was $ 26.98 per Bbl.


Hedging Activities. We seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. During the first quarter of 2002 we experienced hedging losses of $250,000. In October 2002, all of these hedge agreements expired. Under the expired hedge agreements, we made total payments over the term of these arrangements to various counterparties in the amount of $35.1 million.


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

                                                                             Three Months Ended
                                                                                 March 31,
                                                                        ----------------------------
                                                                           2003              2002
                                                                        -----------       ----------
Operating Revenue:
Crude Oil Sales...................................................      $    2,174        $    1,232
Natural Gas Sales ................................................          10,087             8,782
Natural Gas Liquids Sales.........................................             511               872
Gas processing revenue............................................             132               670
Rig Operations....................................................             181               151
Other.............................................................              26               100
                                                                        -----------       ----------
                                                                        $   13,111        $   11,807
                                                                        ===========       ==========



Operating Income (loss)...........................................      $    5,646        $     (735)
Crude Oil Production (MBBLS)......................................            65.4              74.0
Natural Gas Production (MMCFS)....................................         1,965.3           3,973.1
Natural Gas Liquids Production (MBBLS)............................            20.2              68.4
Average Crude Oil Sales Price ($/BBL).............................      $    33.22        $    16.64
Average Natural Gas Sales Price ($/MCF)...........................      $     5.13        $     2.21
Average Liquids Sales Price ($/BBL)...............................      $    25.29        $    12.76



Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002


     Operating Revenue. During the three months ended March 31, 2003, operating revenue from crude oil, natural gas and natural gas liquid sales increased to $12.8 million compared to $10.9 million in the three months ended March 31, 2002. The increase in revenue was primarily due to increased prices realized during the period, partially offset by a decline in production volumes. Higher commodity prices impacted crude oil and natural gas revenue by $7.2 million while reduced production volumes had a $5.6 million negative impact on revenue.


     Average sales prices net of hedging losses for the quarter ended March 31, 2003 were:


o  $33.22 per Bbl of crude oil,
o  $25.29 per Bbl of natural gas liquid, and
o  $ 5.13 per Mcf of natural gas


 Average sales prices net of hedging losses for the quarter ended March 31, 2002 were:


o  $16.64 per Bbl of crude oil,
o  $12.76 per Bbl of natural gas liquid, and
o  $ 2.21 per Mcf of natural gas

Crude oil production volumes declined by 8.6 MBbls from 74.0 MBbls during the quarter ended March 31, 2002 to 65.4 MBbls for the same period of 2003. The decline in crude oil production was due to the sale of U.S. properties in the second quarter of 2002. These properties contributed 4.9 MBbbls of crude oil in the first quarter of 2002. Additionally the Canadian properties sold in January 2003, in connection with the sale of Canadian Abraxas and Grey Wolf contributed
6.4 MBbls during the quarter ended March 2002 compared to 2.4 MBbls during the quarter ended March 2003 (through January 23, 2003). Natural gas production volumes declined by 2,007.8 MMcf to 1,965.3 MMcf for the three months ended March 31, 2003 from 3,973.1 MMcf for the same period of 2002. This decline was due to the sale of U.S properties in the second quarter of 2002 and the sale of Canadian properties in January 2003 in connection with the sale of our Canadian subisidiaries. The U.S. properties contributed 152.2 MMcf for the quarter ended March 31, 2002 while the Canadian properties contributed 2,507.4 MMcf in the first quarter of 2002, compared to 558.9 MMcf during the quarter ended March 31, 2003 (through January 23, 2003.) The decrease in production applicable to the properties which were sold was offset by new production from drilling activities which contributed 4.5 MBbls of crude oil and 225.4 MMcf of natural gas during the first quarter of 2003

     Lease Operating Expenses. Lease operating expenses ("LOE") for the three months ended March 31, 2003 decreased to $2.7 million from $3.9 million for the same period in 2002. The decrease in LOE was primarily due to the sale of Canadian Abraxas and Grey Wolf in January 2003. LOE related to the properties sold was $2.0 million for the first quarter of 2002 compared to $379,000 during the first quarter of 2003 through the date of the sale. Partially offsetting the decline was an increase in production tax expense due to higher commodity prices in the quarter ended March 31, 2003 compared to the same period of 2002. LOE on a per Mcfe basis for the three months ended March 31, 2003 was $1.10 per Mcfe compared to $0.81 for the same period of 2002. The increase in the per Mcfe expense was primarily due to the increase in production tax expense described above and by a decline in production volumes in the first quarter of 2003 compared to the same period in 2002.

     General and Administrative ("G&A") Expenses. G&A expenses decreased by $0.3 million to $1.4 million during the quarter ended March 31, 2003 for the first three months of 2003 from $1.7 million for the first three months of 2002. G&A expense on a per Mcfe basis was $0.56 for the first quarter of 2003 compared to $0.33 for the same period of 2002. The decrease in G&A expense was primarily due to a reduction in personnel in connection with the sale of Canadian Abraxas and Grey Wolf on January 23, 2003. The increase in G&A expense on a per Mcfe basis was due to a decline in production volumes during the first quarter of 2003 compared to the same period in 2002.

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


     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expensedecreased to $3.1 million for the three months ended March 31, 2003 from $6.8million for the same period of 2002. The decline in DD&A was primarily due to the sale of Canadian properties in January 2003, as well as ceiling limitation write-downs in the second quarter of 2002. Our DD&A on a per Mcfe basis for the three months ended March 31, 2003 was $1.27 per Mcfe compared to $1.41 in 2002.

     Interest Expense. Interest expense decreased from $8.4 million for the first three months of 2002 to $5.2 million in 2003. The decrease in interest expense was due to the reduction in long-term debt in the first quarter of 2003 as compared to the same period of 2002. The reduction in debt was the result of the financial transactions which occurred on January 23, 2003 as described in
Note 2 in the Notes to Consolidated Financial Statements.


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


     Working   Capital.   At  March  31,  2003,   our  current   liabilities  of
approximately $12.9 million exceeded our current assets of $11.0 million resulting in a working capital deficit of $1.9 million. This compares to a working capital deficit of approximately $65.7 million at December 31, 2002. However, as a result of the financial restructuring completed in January 2003, our current liabilities were significantly reduced. Current liabilities at March

31, 2003 consisted of trade payables of $5.2 million, revenues due third parties of $2.5 million and accrued interest of $2.5 million related to our new notes, which was paid in kind May 1 with the issuance of additional notes. After giving effect to the scheduled principal reductions required during 2003 under our new senior credit agreement we will have cash interest expense of approximately $4.0 million. We do not expect to make cash interest payments with respect to the outstanding new notes, and the issuance of additional new notes in lieu of cash interest payments thereon will not affect our working capital balance.


     Capital expenditures. Capital expenditures, excluding property divestitures during the first three months of 2003, were $4.4 million compared to $2.1 million during the same period of 2002. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 2003 and 2002.

                                                                       Three Months Ended
                                                                            March 31
                                                                    ------------------------
                                                                       2003         2002
                                                                    -----------  -----------
Expenditure category (in thousands):
Acquisitions..................................................      $         -  $       28
  Development.................................................            4,423      17,249
  Facilities and other........................................              166         131
                                                                    -----------  -----------
      Total...................................................      $     4,589  $   17,408
                                                                    ===========  ===========


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

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                 Three Months Ended
                                                                       March 31,
                                                           -------------------------------
                                                                 2003           2002
                                                           --------------   --------------
Net cash provided by operating activities                  $       2,745    $       8,282
Net cash (used) in provided by financing activities              (86,587)           5,377
Net cash  provided by (used) in investing activities              81,235          (17,408)
                                                           --------------   --------------
Total                                                      $      (2,607)   $      (3,749)
                                                           ==============   ==============



     Operating activities during the three months ended March 31, 2003 provided us $2.7 million cash compared to providing $8.3 million in the same period in 2002. Net income plus non-cash expense items during 2003 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities used $86.6 million for the first three months of 2003 compared to providing 5.4 million for the same period of 2002. Most of these funds were used to reduce our long-term debt and were generated by the sale of our Canadian subsidiaries and the exchange offer completed in January 2003. Investing activities provided $81.2 million for the quarter ended March 31, 2003 compared to using $17.4 million for the same period of 2002. The sale of our Canadian subsidiaries contributed $85.8 million in 2003 reduced by $4.6 million in exploration and development expenditures. Expenditures in 2002 were primarily for the development of crude oil and natural gas properties.


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


Contractual Obligations
(dollars in thousands)          Payments due in:
----------------------------- ------------------------------------------------------------------------
                                 Total        Less than                                 More than 5
                                              one year      1-3 years     3-5 years        years
----------------------------- ------------- -------------- ------------- -------------- --------------
Long-Term Debt (1)            $   230,638   $        -     $   46,394    $  184,244      $       -
Operating Leases (2)                1,546          351            929           265              -


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

         The new notes and related guarantees:

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

Period                                                               Percentage

From January 24, 2003 to June 23, 2003..................................80.0429%
From June 24, 2003 to January 23, 2004..................................91.4592%
From January 24, 2004 to June 23, 2004..................................97.1674%
From June 24, 2004 to January 23, 2005..................................98.5837%
Thereafter.............................................................100.0000%

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

     An ownership change under Section 382 occurred in December 1999, following the issuance of additional shares. It is expected that the annual use of U.S. net operating loss carryforwards subject to this Section 382 limitation will be limited to approximately $363,000, subject to the lower limitations described above. Future changes in ownership may further limit the use of the Company's carryforwards. In 2000 assets with built-in gains were sold, increasing the
Section 382 limitation for 2001 by approximately $31,000,000.

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

Outlook for 2003

        We have previously communicated the following guidance for 2003:

        Production:
            BCFE (approximately 80% gas)                                 7 - 8
        Price differentials (Pre Hedge):
            $ per Bbl of oil                                             0.64
            $ per Mcf of natural gas                                     0.51
        LOE , $ per MCFE                                                 1.21
        G&A, $ per MCFE                                                  0.69
        Capital Expenditures ($ millions)                                15.0

     Actual results could materially differ and will depend on, among other things, our ability to successfully increase our production of crude oil, natural gas liquids and natural gas through our drilling activities. We undertake no duty to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil, natural gas and natural gas liquids. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2002 , a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income by approximately $2.2 million for the year.

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

                          ABRAXAS PETROLEUM CORPORATION

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.

     There have been no changes in legal proceedings from that described in the Company's Annual Report of Form 10-K for the year ended December 31, 2002, and in Note 8 in the Notes to Condensed Consolidated Financial Statements contained in Part 1 of this report on Form 10-Q.

Item 2.    Changes in Securities.

     The exchange offer was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, and as such, the new notes and shares of Abraxas common stock issued in the exchange offer are restricted securities. Pursuant to a registration rights agreement with the dealer manager for the exchange offer on behalf of the tendering note holders, we agreed to file with the SEC an exchange offer registration statement with respect to the new notes and a resale shelf registration statement with respect to the new notes and Abraxas common stock. The registration statements were declared effective by the SEC on April 18, 2003.

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.
           None

Item 5.    Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

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

     10.Current Report on Form 8-K on March 25, 2003, Regulation FD, including press release announcing 2002 financial results and year end reserves.

     11.Current   Report  on  Form  8-K  on  March  25,  2003,   Regulation  FD,
        Certifications pursuant to U.S.C. Sec 1350.

     12.Current Report on Form 8-K on January 24, 2003. Other Events, including a press release announcing the effectiveness of the registration statement.

     13.Current  report on Form-8-K on April 23,  2003.  Change in  Registrant's
        Certifying Accountant.

     14.Current Report on Form 8-K on April 30, 2003, Regulation FD, including exhibit of slide presentation.

     15.Current report on Form-8-K/A on April 30, 2003.  Change in  Registrant's
        Certifying Accountant

                          ABRAXAS PETROLEUM CORPORATION

                                   SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




    Date:  July 28, 2003                   By:/s/
         ---------------                      -------------------------------

                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer



    Date:  July 28, 2003                   By:/s/
         ---------------                      -------------------------------

                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer

                                 CERTIFICATIONS


I, Robert L.G. Watson, certify that:

   1. I have reviewed this quarterly report on Form 10-Q/A No. 1 of Abraxas Petroleum Corporation;

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

     5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




July 28, 2003



/s/ Robert L.G. Watson
Robert L.G. Watson
President, Chief Executive Officer
and  Chairman of the Board

                                 CERTIFICATIONS



I, Chris Williford, certify that:

     1.I have  reviewed  this  quarterly  report on Form 10-Q/A No. 1 of Abraxas
       Petroleum Corporation;

     2.Based on my  knowledge,  this  quarterly  report does not contain  untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3.Based on my knowledge,  the  financial  statements,  and other  financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4.The  registrant's  other  certifying  officer and I are  responsible  for establishing  and  maintaining  disclosure  controls and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
       a. designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b. evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5.The registrant's other certifying officer and I have disclosed,  based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6.The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses


July 28, 2003



/s/ Chris Williford
Chris Williford
Executive Vice President and
Principal Accounting Officer

                                                                   EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with Amendment No. 1 to the Quarterly Report of Abraxas Petroleum Corporation (the "Company") on Form 10-Q/A for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L.G. Watson, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                      July 28, 2003






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

                                                                   EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with Amendment No. 1 to the Quarterly Report of Abraxas Petroleum Corporation (the "Company") on Form 10-Q/A for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chris E, Williford, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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


                                            /s/ Chris E. Williford
                                             Chris E. Williford

                                           Executive Vice President
                                           and Chief Financial Officer
                                           July 28, 2003







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