Form 10-Q
period 2003-06-30
ABRAXAS PETROLEUM CORP
filed 2003-08-14
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                             FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ___ No_X__

     The number of shares of the issuer's common stock outstanding as of August 14, 2003 was:

        Class                                    Shares Outstanding

    Common Stock, $.01 Par Value                      35,781,612





                                     1 of 37

                          ABRAXAS PETROLEUM CORPORATION
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets - June 30, 2003
                      and December 31, 2002....................................3
             Condensed Consolidated Statements of Operations -
                      Three and Six Months Ended June 30, 2003 and 2002........5
             Condensed Consolidated Statements of Cash Flows -
                      Six Months Ended June 30, 2003 and 2002..................6
             Notes to Condensed Consolidated Financial Statements..............7

ITEM 2 -     Managements Discussion and Analysis of Financial Condition and
                      Results of Operations...................................18

ITEM 3 -     Quantitative and Qualitative Disclosure about Market Risks.......30

ITEM 4 -     Controls and Procedures..........................................31

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal proceedings 32
ITEM 2 - Changes in Securities................................................32
ITEM 3 - Defaults Upon Senior Securities......................................32
ITEM 4 - Submission of Matters to a Vote of Security Holders..................32
ITEM 5 - Other Information................................................... 32
ITEM 6 - Exhibits and Reports on Form 8-K.....................................32
              Signatures   ...................................................33



                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                          June 30,             December 31,
                                                                            2003                   2002
                                                                         (Unaudited)
                                                                      ------------------     -------------------
Assets:
Current assets:
   Cash ...................................................       $              2,099   $              4,882
   Accounts receivable, less allowances for doubtful
     accounts:
          Joint owners..........................................                 1,855                  2,215
          Oil and gas production................................                 4,522                  7,466
          Other.................................................                   232                    364
                                                                      ------------------     -------------------
                                                                                 6,609                 10,045

  Equipment inventory...........................................                   718                  1,014
  Other current assets..........................................                   722                  1,240
                                                                      ------------------     -------------------
    Total current assets........................................                10,148                 17,181

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved....................................................               316,780                521,995
      Unproved, not subject to amortization..............                        3,622                  7,052
   Other property and equipment.................................                 3,293                 44,189
                                                                      ------------------     -------------------
           Total................................................               323,695                573,236
      Less accumulated depreciation, depletion, and
        amortization............................................               217,098                422,842
                                                                      ------------------     -------------------
      Total property and equipment - net........................               106,597                150,394

Deferred financing fees, net ...................................                 4,958                  5,671
Deferred income taxes ..........................................                     -                  7,820
Other assets  ..................................................                   366                    359
                                                                      ------------------     -------------------
  Total assets..................................................  $            122,069   $            181,425
                                                                      ==================     ===================




      See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                                          June 30,             December 31,
                                                                            2003                   2002
                                                                        (Unaudited)
                                                                     -------------------    -------------------

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable..............................................  $              5,336   $              9,687
  Oil and gas production payable................................                 3,263                  2,432
  Accrued interest..............................................                 2,229                  6,009
  Other accrued expenses........................................                 2,857                  1,162
  Current maturities of long-term debt..........................                     -                 63,500
                                                                     -------------------    -------------------
            Total current liabilities...........................                13,685                 82,790

Long-term debt..................................................               176,646                236,943

Future site restoration.........................................                 1,280                  3,946

Stockholders' equity (deficit):
  Common Stock, par value $.01 per share-
  Authorized 200,000,000 shares; issued, 35,650,887 and
   30,145,280 at June 30, 2003 and December 31, 2002
   respectively.................................................                   358                    301
  Additional paid-in capital....................................               141,365                136,830
  Accumulated deficit...........................................              (209,265)              (269,621)
  Receivables from stock sales..................................                   (97)                   (97)
  Treasury stock, at cost, 165,883 shares ......................                  (964)                  (964)
  Accumulated other comprehensive loss..........................                  (939)                (8,703)
                                                                     -------------------    -------------------
      Total stockholders' deficit...............................               (69,542)              (142,254)
                                                                     -------------------    -------------------
Total liabilities and stockholders' equity (deficit)............  $            122,069   $            181,425
                                                                     ===================    ===================





      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

                                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                               2003               2002              2003               2002
                                                        ------------------- ----------------- ----------------- -------------------
Revenue:
   Oil and gas production revenues ...................     $       8,261       $    13,143       $     21,033      $      24,029
   Gas processing revenues ...........................                 -               741                132              1,411
   Rig revenues ......................................               158               193                339                344
   Other  ............................................                11               158                 37                258
                                                        ------------------- ----------------- ----------------- -------------------
                                                                   8,430            14,235             21,541             26,042
Operating costs and expenses:
   Lease operating and production taxes ..............             2,066             3,353              4,792              7,262
   Depreciation, depletion, and amortization .........             2,301             9,110              5,443             15,924
   Proved property impairment.........................                 -           115,995                  -            115,995
   Rig operations ....................................               148               175                314                296
   General and administrative ........................             1,231             1,481              2,627              3,179
   General and administrative (Stock-based
     compensation) ...................................               757                 -                792                  -
                                                        ------------------- ----------------- ----------------- -------------------
                                                                   6,503           130,114             13,968            142,656
                                                        ------------------- ----------------- ----------------- -------------------
Operating income (loss) ..............................             1,927          (115,879)             7,573           (116,614)

Other (income) expense:
   Interest income ...................................                (7)               (8)               (17)               (41)
   Interest expense ..................................             3,846             8,761              9,010             17,174
   Amortization of deferred financing fee ............               434               431                811                858
   Financing cost.....................................                 -                 -              3,601                  -
   Gain on sale of foreign subsidiaries...............                 -                 -            (66,960)                 -
                                                                   4,273             9,184            (53,555)            17,991
                                                        ------------------- ----------------- ----------------- -------------------
Earnings (loss) before cumulative effect of
   accounting change and taxes ....................               (2,346)         (125,063)            61,128           (134,605)

Cumulative effect of accounting change................                 -                 -               (395)                 -
Income tax (expense) benefit..........................                 -            29,373               (377)            30,216
                                                        ------------------- ----------------- ----------------- -------------------
Net earnings (loss)................................               (2,346)     $    (95,690)      $     60,356      $    (104,389)
                                                        =================== ================= ================= ===================

Basic earnings (loss) per common share:
   Net earnings (loss).............................        $       (0.07)      $       (3.19)    $        1.74     $       (3.48)
   Cumulative effect of accounting change..........                    -                 -               (0.01)                -
                                                        ------------------- ----------------- ----------------- -------------------
Net earnings (loss) per common share - basic.......        $       (0.07)      $       (3.19)    $        1.73     $       (3.48)
                                                        =================== ================= ================= ===================

Diluted earnings (loss) per common share:
   Net earnings (loss).............................        $       (0.07)      $       (3.19)    $        1.72     $       (3.48)
   Cumulative effect of accounting change..........                    -                 -               (0.01)                -
                                                        ------------------- ----------------- ----------------- -------------------
Net earnings (loss) per common share - diluted.....        $       (0.07)      $       (3.19)    $        1.71     $       (3.48)
                                                        =================== ================= ================= ===================


      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                     ---------------------------------------------
                                                                                2003                   2002
                                                                     ---------------------------------------------
Operating Activities
     Net  income (loss)............................................  $             60,356     $         (104,389)
     Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
      Depreciation, depletion, and amortization....................                 5,443                 15,924
      Proved property impairment...................................                     -                115,995
      Deferred income tax (benefit) expense........................                   377                (30,216)
      Amortization of deferred financing fees......................                   811                    858
      Amortization of debt discount................................                     -                    230
      Stock-based compensation                                                        792                      -
      Gain on sale of foreign subsidiaries.........................               (66,960)                     -
      Changes in operating assets and liabilities:
          Accounts receivable......................................                  (314)                  (453)
          Equipment inventory......................................                   142                    131
          Other ...................................................                   597                   (157)
          Accounts payable and accrued expenses....................                 2,716                    281
                                                                          -----------------      -----------------
     Net cash provided by (used in) operating activities...........                 3,960                (1,796)
                                                                          -----------------      -----------------

     Investing Activities
     Capital expenditures, including purchases and development
       of properties...............................................                (9,990)               (23,838)
     Proceeds from sale of oil and gas producing properties........                     -                 32,902
     Proceeds from sale of foreign subsidiaries....................                86,553                      -
     Increase in restricted cash...................................                     -                 (9,895)
                                                                          -----------------      -----------------
     Net cash provided by (used in) investing activities...........                76,563                   (831)
                                                                          -----------------      -----------------

    Financing Activities
    Proceeds from long-term borrowings.............................                47,293                11,614
    Payments on long-term borrowings...............................              (132,096)               (8,145)
    Issuance of common stock in connection with exchange...........                 3,781                     -
    Deferred financing fees .......................................                (2,604)                    -
    Exercise of stock options  ....................................                    19                     -
                                                                          -----------------      ----------------
    Net cash (used in) provided by financing activities............               (83,607)                 3,469
                                                                          -----------------      ----------------

    Effect of exchange rate changes on cash............................               301                 (1,610)
                                                                          -----------------      ----------------
    Decrease in cash                                                               (2,783)                  (768)

    Cash, at beginning of period.................................                   4,882                  7,605
                                                                          -----------------      ----------------

    Cash, at end of period.......................................    $              2,099     $            6,837
                                                                          =================      ================

    Supplemental disclosure of cash flow information:
    Interest paid................................................    $              3,932     $           17,036
                                                                          =================      ================

      See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands, except per share data)


Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2002, as amended by the annual report on Form 10-K/A No. 1 filed on July 22, 2003. Such policies have been continued without change. You should also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Grey Wolf Exploration Inc. ("New Grey
Wolf"). In January 2003, the Company sold all of the common stock of its wholly-owned foreign subsidiaries, Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and Grey Wolf Exploration Inc. ("Old Grey Wolf"). Certain oil and gas properties were retained and transferred into New Grey Wolf which was incorporated in January 2003. The operations of Canadian Abraxas and Old Grey Wolf are included in the consolidated financial statements through January 23, 2003.

     New Grey Wolf's assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.

     The Company has incurred net losses in five of the last six years, and there can be no assurance that operating income and net earnings will be achieved in future periods. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. During 2002, crude oil and natural gas prices began to increase from 2001 levels and increased further in the first half of 2003. In addition, because the Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless it acquires additional properties containing proved reserves or conducts successful exploration and development activities, its reserves and production will decrease. The Company's ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. In order to provide liquidity and capital resources, the Company has sold certain of its producing properties. However, production levels have declined as the Company has been unable to replace the production represented by the properties sold with new production from the producing properties it has invested in with the proceeds of property sales. In addition, under the terms of its new senior credit agreement and New Notes (which are described below), the Company is subject to limitations on capital expenditures. As a result, the Company may be limited in its ability to replace existing production with new production and might suffer a decrease in the volume of crude oil and natural gas it produces. If crude oil and natural gas prices return to depressed levels or if production levels continue to decrease, the Company's revenues, cash flow from operations and financial condition may be materially adversely affected.

     Certain prior years balances have been reclassified for comparative purposes.

Note 2. Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There is no current or deferred income tax benefit for the U.S. net losses due to the valuation allowance which has been recorded against such benefits.

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

Note 4.  Long-Term Debt


         Long-term debt consisted of the following:

                                                                               June 30         December 31
                                                                                2003               2002
                                                                           ----------------  -----------------
                                                                                     (In thousands)
11.5% Senior Notes due 2004 ("Old Notes") .............................       $        -       $       801
12.875% Senior Secured Notes due 2003 ("First Lien Notes") ............                -            63,500
11.5% Second Lien Notes due 2004 ("Second Lien Notes").................                -           190,178
11.5% Senior Credit Facility("Grey Wolf Facility") providing for borrowings up to approximately US $96 million (CDN $150 million)
     Secured by the assets of Grey Wolf and non-recourse to Abraxas                    -            45,964
11.5% Secured Notes due 2007 ("New Notes").............................           131,605                -
Senior Secured Credit Agreement........................................            45,041                -
                                                                           ----------------  -----------------
                                                                                  176,646          300,443
Less current maturities ...............................................                 -           63,500
                                                                           ----------------  -----------------
                                                                              $   176,646      $   236,943
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

Period                                                              Percentage

From June 24, 2003 to January 23, 2004.................................91.4592%
From January 24, 2004 to June 23, 2004.................................97.1674%
From June 24, 2004 to January 23, 2005.................................98.5837%
Thereafter............................................................100.0000%

Under the indenture, the Company is subject to customary covenants which, among other things, restrict our ability to:

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

     Revolving Credit Facility. Lenders under the new senior credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $50 million. Our current borrowing base under the revolving credit facility is $48.0 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior credit agreement. Portions of accrued interest under the revolving credit facility may be capitalized and added to the principal amount of the revolving credit facility. We have borrowed $42.5 million under the revolving credit facility, all of which was used to make cash payments in connection with the financial restructuring. As of June 30, 2003, the balance of the facility was $40.7 million, after principal reductions during the first six months of 2003. We plan to use the remaining borrowing availability under the new senior credit agreement to fund our operations, including capital expenditures.

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

     Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In January 2003, the Company amended the exercise price to $0.66 on certain options with an existing exercise price greater than $0.66. The Company recognized approximately $757,000 and $792,000 in expense during the quarter and six months ended June 30, 2003, respectively, as general and administrative (stock-based compensation) expense in the accompanying consolidated financial statements.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation" (SFAS
123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by SFAS 123 The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter and six months ended June 30, 2003 and 2002, risk-free interest rates of 1.5%; dividend yields of -0-%; volatility factor of the expected market price of the Company's common stock of .35; and a weighted-average expected life of the option of ten years.

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

     Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three and six months ended June 30, 2003 and June 30, 2002 would have been:

                                               Three Months Ended June 30,     Six Months Ended June 30,
                                               ----------------------------    --------------------------
                                                   2003           2002           2003           2002
                                               -------------   ------------    ---------- -- ------------
Net income (loss) as reported              $        (2,346)  $   (125,063)   $   60,356   $   (104,389)
Add:  Stock-based  employee  compensation
   expense   included  in  reported   net
   income, net of related tax effects
                                                       757              -           792              -
Deduct:    Total   stock-based   employee
   compensation  expense determined under
   fair  value   based   method  for  all
   awards, net of related tax effects                 (271)          (312)         (140)          (135)
                                               -------------   ------------    ----------    ------------
Pro forma net income (loss)                $        (1,860)  $   (125,375)   $   61,008    $  (104,524)
                                               =============   ============    ==========    ============

Earnings (loss) per share:
   Basic - as reported                     $         (0.07)  $      (3.19)   $     1.73    $     (3.48)
                                               =============   ============    ==========    ============
   Basic - pro forma                       $         (0.05)  $      (3.18)   $     1.75    $     (3.49)
                                               =============   ============    ==========    ============
   Diluted - as reported                   $         (0.07)  $      (3.19)   $     1.71    $     (3.48)
                                               =============   ============    ==========    ============
   Diluted - pro forma                     $         (0.05)  $      (3.18)   $     1.73    $     (3.49)
                                               =============   ============    ==========    ============

Note 6. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended June 30,         Six Months Ended June 30,
                                                     -------------------------------    -------------------------------
                                                         2003              2002             2003              2002
                                                     -------------     -------------    --------------    -------------
Numerator:
  Net income (loss) before cumulative effect of
     accounting change (in thousands)              $        (2,346) $       (95,690)  $         60,751  $      (104,389)
  Cumulative effect of accounting change                        -                 -               (395)              -
                                                      -------------    -------------     --------------    -------------
                                                            (2,346)         (95,690)            60,356         (104,389)
                                                      =============    =============     ==============    =============
Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares                             35,634,998       29,979,397         34,912,075       29,979,397

  Effect of dilutive securities:
    Stock options, warrants and CVR's                           -                 -            446,323                -
                                                      -------------     -------------    --------------    -------------

  Dilutive potential common shares
    Denominator for diluted earnings per share -
    adjusted weighted-average shares and assumed
    Conversions                                         35,634,998       29,979,397         35,358,398       29,979,397

  Basic earnings (loss) per share:
    Net income (loss) before  cumulative  effect
      of  accounting change                       $          (0.07) $         (3.19)  $           1.74   $        (3.48)
    Cumulative effect of accounting change                       -                -              (0.01)               -
                                                      -------------     -------------    --------------     -------------
Net earnings (loss) per common share - basic      $          (0.07) $         (3.19)  $           1.73   $        (3.48)
                                                      =============     =============    ==============     =============


  Diluted earnings (loss) per share:
    Net income (loss) before  cumulative  effect
     of  accounting change                        $         (0.07) $          (3.19) $           1.72  $          (3.48)
    Cumulative affect of accounting change                     -                  -             (0.01)                -
                                                     -------------     -------------    --------------      -------------
Net earnings (loss) per common share - diluted    $         (0.07) $          (3.19) $           1.71  $          (3.48)
                                                     =============     =============    ==============      =============

     For the three months ended June 30, 2003 and 2002 and six months ended June 30, 2002, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been losses in this period, dilutive shares would have been 580,427 shares, 210 shares and 17,243 shares for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2002, respectively.

Note 7. Business Segments

 Business segment information about the three months and six months ended June 30, 2003 in different geographic areas is as follows:

                                                                        Three Months Ended June 30, 2003
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       7,218          $     1,212       $        8,430
                                                          ==================     ================   ===================
             Operating income........................        $       3,335          $       288       $        3,623
                                                          ==================     ================
             General Corporate.................................................................               (1,696)
             Interest expense and amortization of
                deferred financing fees........................................................               (4,273)
                                                                                                    -------------------
             Loss before income taxes..........................................................       $       (2,346)
                                                                                                    ===================

                                                                        Three Months Ended June 30, 2002
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       5,759          $     8,476       $       14,235
                                                          ==================     =================  ===================
             Operating loss..........................        $     (27,292)         $   (87,280)      $     (114,572)
                                                          ==================     =================
             General Corporate.................................................................               (1,307)
             Interest expense and amortization of
                deferred financing fees........................................................               (9,184)
                                                                                                    -------------------
             Loss before income taxes..........................................................          $  (125,063)
                                                                                                    ===================
                                                                         Six Months Ended June 30, 2003
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      16,017          $       5,524     $       21,541
                                                          ==================     =================  ===================
             Operating income........................        $       8,071          $       2,531     $       10,602
                                                          ==================     =================
             General Corporate.................................................................               (3,029)
             Interest expense, financing cost and amortization of
                deferred financing fees........................................................              (13,010)
              .................................................................................
             Gain on sale of foreign subsidiaries..............................................               66,960
             Cumulative effect of accounting change............................................                 (395)
                                                                                                    -------------------
             Income before income taxes........................................................       $       61,128
                                                                                                    ===================

                                                                         Six Months Ended June 30, 2002
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      10,375          $      15,667     $       26,042
                                                          ==================     =================  ===================
             Operating loss..........................        $     (26,838)         $     (87,479)    $     (114,317)
                                                          ==================     =================
             General Corporate.................................................................               (2,297)
             Interest expense and amortization of
                deferred financing fees........................................................              (17,991)
              .................................................................................
                                                                                                    -------------------
             Loss before income taxes..........................................................       $     (134,605)
                                                                                                    ===================


                                                                                At June 30, 2003
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In Thousands)
             Identifiable assets ....................        $      83,062           $     33,180     $      116,242
                                                          ==================     =================
             Corporate assets..................................................................                5,827
                                                                                                    -------------------
             Total assets .....................................................................       $      122,069
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

     The following table sets forth the Company's hedge position as of June 30, 2003:

              Time Period                     Notional Quantities                   Price                Fair Value
---------------------------------------- ------------------------------ ------------------------------ ----------------
February 1, 2003--July 31, 2003           5,000 MMBtu of production      Collar with floor of $4.00       $  -
                                          per day                        and ceiling of $6.25 per
                                                                         MMbtu
March 1, 2003 - February 29, 2004         5,000 MMBtu of production      Floor of $4.50 Mmbtu              $ 139,617
                                          per day

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

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of June 30, 2003, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of $14,000 and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of $14,000.

Note 9. Contingencies

     Litigation. - In 2001 the Company and a limited partnership, of which a subsidiary of the Company is the general partner (the "Partnership"), were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company and the Partnership related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company and the Partnership have filed an appeal. The Company has established a reserve in the amount of $845,000, which represents the Company's share of the judgment. The Company believes these charges are without merit

     In late 2000, the Company received a Final De Minimis Settlement Offer from the United States Environmental Protection Agency concerning the Casmalia Disposal Site, Santa Barbara County, California. The Company's liability for the cleanup at the Superfund site is based on its acquisition of Bennett Petroleum Corporation, which is alleged to have transported or arranged for the transportation of oil field waste and drilling muds to the Superfund site. The Company has engaged California counsel to evaluate the notice of proposed de minimis settlement and its notice of potential strict liability under the Comprehensive Environmental Response, Compensation and Liability Act. Defense of the action is handled through a joint group of companies, all of which are claiming a petroleum exclusion that would limit the Company's liability. The potential financial exposure and any settlement posture has yet not been developed, but is considered by the Company to be immaterial.

     Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2003, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 10. Comprehensive Income

    Comprehensive income includes net income, losses and certain items recorded directly to Stockholder's Equity and classified as Other Comprehensive Income.

     The following table  illustrates the  calculation of  comprehensive  income
(loss) for the three and six months ended June 30, 2002 and 2003:

                                                        Three Months Ended June 30        Six Months Ended June 30,
                                                              2003            2002            2003              2002
                                                          ------------    -------------   --------------    -------------
Net (loss) income..................................       $    (2,346)    $   (95,690)    $    60,356       $  (104,389)

Other Comprehensive loss:
  Hedging derivatives (net of tax) - See Note
     Change in fair market value of outstanding
     hedge positions...............................              (151)          1,250             (49)             (825)
  Foreign currency translation adjustment..........             2,386           5,523           7,813             5,156
                                                          ------------    -------------   --------------    -------------
Other comprehensive income                                      2,235           6,773           7,764             4,331
                                                          ------------    -------------   --------------    -------------
Comprehensive (loss) income........................       $      (111)    $   (88,917)    $    68,120       $  (100,058)
                                                          ============    =============   ==============    =============

Note 11.  Proved Property Impairment

     In accordance with the Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of a period, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of June 30, 2002, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $138.7 million ($28.2 million on the U.S. properties and $110.5 million on the Canadian properties). As a result, during the quarter ended June 30, 2002 we incurred a proved property impairment write-down of approximately $116 million primarily due to volatile commodity prices. These amounts were calculated considering June 30, 2002 period-end prices of $26.12 per Bbl for crude oil and $2.16 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company used the subsequent increased prices in Canada to evaluate its Canadian properties, and reduced the period end June 30, 2002 write-down to an amount of $87.8 million on those properties. The subsequent prices in the U.S. would not have resulted in a reduction of the write-down for the U.S. properties. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period.

     The Company cannot assure you that it will not experience additional write-downs in the future. Should commodity prices decline or if any of our proved reserves are revised downward, a further write-down of the carrying value of our crude oil and natural gas properties may be required.

Note 12. New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the full cost method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather that tangible assets. If it is determined that reclassification is necessary, the Company's oil and gas properties would be reduced by $3.1 million and intangible assets would have increased by a like amount at June 30, 2003, representing cost incurred from the effective date of June 30, 2001. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and reclassifications necessary would not impact the Company's cash flow or results of operations.

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

     The Company adopted SFAS 143 effective January 1, 2003. For the six months ended June 30, 2003 the Company recorded a charge of $395,341 for the cumulative effect of the change in accounting principal and a liability of $1.3 million.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires costs associated with exit of disposal activities to be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 was effective for us beginning January 1, 2003. For the six months ended June 30, 2003 this standard had no impact on the Company's financial condition or results of operation.

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


     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149, among other things, clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and amends the definition of an "underlying" to conform it to language used in FIN 45. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted this statement effective July 1, 2003. Implementation of this new standard did not have an effect on the Company's consolidated financial position or results of operations. In May 2003, the FASB issued FAS No. 150, entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has no financial instruments affected by FAS No. 150, therefore adoption by the Company as of July 1, 2003 will not impact the Company's financial statements.


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

Note 13. Accounting Change

     The Company adopted SFAS 143 effective January 1, 2003. For the six months period ended June 30, 2003 the Company recorded a charge of $395,341 for the cumulative effect of the change in accounting principal.

Note 14. Subsequent Event

     Subsequent to June 30, 2003, on July 29, 2003 the Company acquired all of the shares of the capital stock of Wind River Resources Corporation which owned an airplane. The sole shareholder of Wind River was Robert Watson, Abraxas' Chairman of the Board, President and Chief Executive Officer. The consideration for the purchase was 106,977 shares of Abraxas common stock and $35,000 in cash. Simultaneously with this transaction, the airplane was sold. The airplane had previously been made available to Abraxas' employees for business use.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2002 as amended by the annual report on Form 10-K/A No. 1 filed on July 22, 2003. The results of operations of Canadian Abraxas and Old Grey Wolf are included in this report through January 23, 2003, the date of the consummation of the sale.

Critical Accounting Policies

     There have been no changes from the Critical Accounting Polices described in our Annual Report on Form 10-K for the year ended December 31, 2002 as amended by the annual report on Form 10-K/A No. 1 filed on July 22, 2003.

Forward-Looking Information

     We make forward-looking statements throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "expect" or "anticipate" will occur or what we "intend" to do, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. The forward-looking information contained in this document is generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management's reasonable estimates of future results or trends. The factors that may affect our expectations regarding our operations include, among others, the following:

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

General

     We have incurred net losses in five of the last six years, and there can be no assurance that operating income and net earnings will be achieved in future periods. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. During 2002, crude oil and natural gas prices began to increase from 2001 levels and increased further in the first quarter of 2003. In addition, because our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. In order to provide us with liquidity and capital resources, we have sold certain of our producing properties. However, our production levels have declined as we have been unable to replace the production represented by the properties we have sold with new production from the producing properties we have invested in with the proceeds of our property sales. In addition, under the terms of our new senior credit agreement and our new notes, we are subject to limitations on capital expenditures. As a result, we will be limited in our ability to replace existing production with new production and might suffer a decrease in the volume of crude oil and natural gas we produce. If crude oil and natural gas prices return to depressed levels or if our production levels continue to decrease, our revenues, cash flows from operations and financial condition will be materially adversely affected. For more information, see "Liquidity and Capital Resources."

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

     Commodity Prices. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. In the first six months of 2003, we experienced an increase in energy commodity prices from the prices that we received in the same period of 2002. Price declines experienced in 2001 continued during the first quarter of 2002, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through 2002 and have continued to increase during the first half of 2003.

     The table below illustrates how natural gas prices fluctuated over the eight quarters prior to and including the quarter ended June 30, 2003. The table below also contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.


           Natural Gas Prices by Quarter (in $ per Mcf)

              ----------------------------------------------------------------------------------------------------
                                                         Quarter Ended
              ----------------------------------------------------------------------------------------------------
               Sept. 30,     Dec. 31,   March 31,     June 30,      Sept. 30,   Dec. 31,     March 31,    June 30,
                 2001          2001       2002           2002           2002       2002         2003         2003
              ------------ ---------- ------------ ------------ ----------- ------------- ----------- ------------
Index         $      2.98  $   2.47   $   2.38     $      3.36  $      3.28 $      3.99   $     6.61  $     5.51
Realized      $      2.26  $   2.09   $   2.21     $      2.44  $      2.08 $      3.47   $     5.13  $     5.11

         The NYMEX natural gas price on August 11, 2003 was $5.13 per Mcf.

     Prices for crude oil have followed a similar path as the commodity market fell throughout 2001 and the first quarter of 2002. The table below contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented.

         Crude Oil Prices by Quarter (in $ per Bbl)

              -------------------------------------------------------------------------------------------------------
                                                          Quarter Ended
              -------------------------------------------------------------------------------------------------------
              Sept. 30,    Dec. 31,    March 31,    June 30,         Sept. 30,    Dec. 31,   March 31,     June 30,
                 2001        2001        2002         2002             2002         2002        2003         2003
              ----------- ---------- ------------- -------------- ------------- ---------- ------------- ------------
Index          $    26.50 $   22.12  $     19.48   $     26.40    $     27.50   $   28.29  $   33.71     $   29.87
Realized       $    25.06 $   18.72  $     16.64   $     23.47    $     27.19   $   24.83  $   33.22     $   28.53

         The NYMEX crude oil price on August 11, 2003 was $32.01 per Bbl.

     Hedging Activities. We seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. During the first six months of 2002 we experienced hedging losses of $1.7 million. In October 2002, all of these hedge agreements expired. Under the expired hedge agreements, we made total payments over the term of these arrangements to various counterparties in the amount of $35.1 million.

     Under the terms of our new senior credit agreement, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production for a rolling six month period. On January 23, 2003, we entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of our production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu agreement, for the calendar months of February through July 2003. In February 2003, we entered into a second hedge agreement for the calendar months of March 2003 through February 2004, related to 5,000 MMBtu which provides for a floor price of $4.50 per MMBtu. During the first six months of 2003, we incurred hedging costs of $542,965.

     Selected operating data. The following table sets forth certain of our operating data for the periods presented.

                                                            Three Months Ended                      Six Months Ended
                                                                  June 30                              June 30
                                                          2003               2002               2003                2002
                                                    --------------    ---------------    ----------------    -----------------

Operating Revenue (in thousands):
Crude Oil Sales   ................................  $       1,651      $       1,766     $          3,826     $         2,998
Natural Gas Sales ................................          6,494             10,287               16,580              19,069
Natural Gas Liquids Sales.........................            116              1,090                  627               1,962
Processing Revenue................................              -                741                  132               1,411
Rig Operations....................................            158                193                  339                 344
Other.............................................             11                158                   37                 258
                                                       -----------        -----------        -------------        ------------
                                                    $       8,430      $      14,235     $         21,541     $        26,042
                                                       ===========        ===========        =============        ============

Operating Income (Loss) in thousands).............  $       1,927      $    (115,879)    $          7,573     $      (116,614)
Crude Oil Production (MBbls)......................             58                 75                  123                 149
Natural Gas Production (MMcfs)....................          1,272              4,218                3,237               8,191
Natural Gas Liquids Production (MBbls)............              5                 62                   25                 130
Average Crude Oil Sales Price ($/Bbl).............  $       28.53      $       23.47     $          31.03     $         20.08
Average Natural Gas Sales Price ($/Mcf)...........  $        5.11      $        2.44     $           5.12     $          2.33
Average Liquids Sales Price ($/Bbl)...............  $       22.10      $       17.73     $          24.64     $         15.11


Comparison  of Three  Months  Ended June 30, 2003 to Three Months Ended June 30,
2002

     Operating Revenue. During the three months ended June 30, 2003, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $8.3 million compared to $13.1 million in the three months ended June 30, 2002. The decrease in revenue was primarily due to decreased production volumes, primarily due to the sale of our Canadian subsidiaries, partially offset by higher commodity prices realized during the period. Higher commodity prices contributed $3.7 million to crude oil and natural gas revenue while reduced production volumes had a $8.5 million negative impact on revenue.

Average sales prices net of hedging losses for the quarter ended June 30, 2003 were:

o   $  28.53 per Bbl of crude oil,
o   $  22.10 per Bbl of natural gas liquid, and
o   $   5.11 per Mcf of natural gas

Average sales prices net of hedging losses for the quarter ended June 30, 2002 were:

o   $ 23.47 per Bbl of crude oil,
o   $ 17.73 per Bbl of natural gas liquid, and
o   $  2.44 per Mcf of natural gas

Crude oil production volumes declined from 75.2 MBbls during the quarter ended June 30, 2002 to 57.9 MBbls for the same period of 2003. The decline in production volumes was due to property sales in the second quarter of 2002, as well as the properties sold in connection with the sale of Canadian Abraxas and Old Grey Wolf in January 2003. The properties sold in the second quarter of 2002 contributed 9.1 MBbls for the quarter ended June 30, 2002. The Canadian properties sold in January 2003 contributed 5.4 MBbls in the quarter ended June 30, 2002. Natural gas production volumes declined to 1,272 MMcf for the three months ended June 30, 2003 from 4,218 MMcf for the same period of 2002. As discussed above, property sales were primarily responsible for the decline in production volumes. Properties sold in the second quarter of 2002 contributed 107 MMcf for the quarter ended June 30, 2002. The Canadian properties sold in January 2003 contributed 2,745 MMcf in the second quarter of 2002.

     Lease Operating Expenses. Lease operating expenses ("LOE") for the three months ended June 30, 2003 decreased to $2.1 million from $3.4 million for the same period in 2002. The decrease in LOE is primarily due the sale of Canadian Abraxas and Old Grey Wolf in January 2003. LOE related to the properties owned by Canadian Abraxas and Old Grey Wolf was $1.5 million for the quarter ended June 30, 2002. Excluding the properties sold, LOE attributable to on going operations increased slightly primarily due to higher production taxes associated with higher commodity prices in the quarter ended June 30, 2003 as compared to the same period of 2002. Our LOE on a per MCfe basis for the three months ended June 30, 2003 was $1.25 per MCfe compared to $0.67 for the same period of 2002 due to the decrease in production volumes.

     General and administrative ("G&A") Expenses. G&A expenses decreased from $1.5 million for the quarter ended June 30, 2002 to $1.2 million for the same period of 2003. The decrease in G&A expense was primarily due to a reduction in personnel in connection with the sale of Canadian Abraxas and Old Grey Wolf on January 23, 2003. G&A expense on a per MCfe basis was $0.75 for the second quarter of 2003 compared to $0.29 for the same period of 2002. The per MCfe increase was attributable to lower production volumes in the second quarter of 2003 as compared to the same period of 2002.


     G&A -  Stock-based  Compensation.  Effective  July 1, 2000,  the  Financial
Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share. We recognized expense of approximately $757,000 during the quarter ended June 30, 2003 related to these repricings. During 2002, we did not recognize any stock-based compensation expense.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased to $2.3 million for the three months ended June 30, 2003 from $9.1 million for the same period of 2002. The decrease in DD&A was primarily due to the sale of our Canadian subsidiaries in January 2003 as well as ceiling limitation write-downs in the second quarter of 2002. Our DD&A on a per MCfe basis for the quarter ended June 30, 2003 was $1.39 per MCfe as compared to $1.81 in 2002. These decreases were due to reduced production volumes in 2003 and prior ceiling limitation write-downs.

     Interest Expense. Interest expense decreased to $3.8 million for the second quarter of 2003 compared to $8.8 million for the same period of 2002. The decrease in interest expense was due to the reduction in long-term debt in the first six months of 2003. Long-term debt was reduced as a result of the financial transactions which occurred on January 23, 2003 as described in Note 2 in the Notes to Consolidated Financial Statements.

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

     Income taxes. Income taxes decreased from a benefit of $29.4 million for the three months ended June 30, 2002 to zero for the same period of 2003. The benefit in 2002 was related to the ceiling limitation write-down that occurred in the second quarter of 2002. There is no current or deferred income tax benefit for the U.S. net losses due to the valuation allowance which has been recorded against such benefits.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

     Operating Revenue. During the six months ended June 30, 2003, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $21.0 million as compared to $24.0 million in the six months ended June 30, 2002. The decrease in revenue was primarily due to decreased production volumes, primarily due to the sale of our Canadian subsidiaries, off set by higher realized prices during the period. Decreased production had a negative impact on revenue of $13.6 million, while increased realized prices contributed $10.6 million to revenue. Production volumes decreased primarily as a result of producing property sales in the first six months of 2002 as well as the properties sold in January 2003 in connection with the sale of Canadian Abraxas and Old Grey Wolf.

 Average sales prices net of hedging losses for the six months ended June 30, 2003 were:

o $ 31.03 per Bbl of crude oil,
o $ 24.64 per Bbl of natural gas liquid, and
o $  5.12 per Mcf of natural gas

 Average sales prices net of hedging losses for the six months ended June 30, 2002 were:

o $ 20.08 per Bbl of crude oil,
o $ 15.11 per Bbl of natural gas liquid, and
o $  2.33 per Mcf of natural gas

     Crude oil production volumes declined from 149.2 MBbls during the six months ended June 30, 2002 to 123.3 MBbls for the same period of 2003. Contributing to the decrease in production were properties sold during the second quarter of 2002 which contributed 13.4 MBbls in the first six months of 2002 and the Canadian properties sold in January 2003 which contributed 11.8 MBbls during the first six months of 2002 compared to 2.4 MBbls during the six months ended June 30, 2003 (through January 23, 2003). Natural gas production volumes declined to 3,237 MMcf for the six months ended June 30, 2003 from 8,191 MMcf for the same period of 2002. As discussed above, property sales in the second quarter of 2002 and in January 2003 contributed to the decline in natural gas production volumes. Properties sold in the second quarter of 2002 contributed 259.5 MMcf during the six months ended June 30, 2002, through the date of the sale (May 31, 2002). The Canadian properties sold in January 2003, contributed 5,251 MMcf for the six months ended June 30, 2002 compared to 345 MMcf for the period ended June 30, 2003 (through January 23, 2003). This decline was partially offset by new production from current drilling activities.

     Lease  Operating  Expenses.   Lease  operating  expenses  and  natural  gas
processing costs ("LOE") for the six months ended June 30, 2003 decreased to $4.8 million from $7.3 million for the same period in 2002. The decrease in LOE was primarily due to the sale of Canadian Abraxas and Old Grey Wolf in January 2003. LOE related to the properties owned by Canadian Abraxas and Old Grey Wolf was $3.5 million for the six months ended June 30, 2002 compared to $379,000 for the same period of 2003 through the date of the sale. Excluding the properties sold, there was an increase in LOE on continuing operations primarily due to increased production tax expense. Production tax expense was higher due to higher commodity prices in the six months ended June 30, 2003 as compared to the same period of 2002. Our LOE on a per MCfe basis for the six months ended June 30, 2003 was $1.16 per MCfe as compared to $0.74 for the same period of 2002 due to decreased production volumes..

     General and administrative ("G&A") Expenses. G&A expenses decreased from $3.2 million for the first six months of 2002 to $2.6 million for the first six months of 2003. The decrease in G&A expense was primarily due to a reduction in personnel in connection with the sale of Canadian Abraxas and Old Grey Wolf on January 23, 2003. G&A expense on a per MCfe basis was $0.64 for the first six months of 2003 compared to $0.32 for the same period of 2002. The per MCfe increase is attributable to lower production volumes in the first six months of 2003 as compared to the same period of 2002.

     G&A -  Stock-based  Compensation.  Effective  July 1, 2000,  the  Financial
Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share. We recognized expense of approximately $792,000 during the six months ended June 30, 2003 related to these repricings. During 2002, we did not recognize any stock -based compensation expense.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased to $5.4 million for the six months ended June 30, 2003 from $15.9 million for the same period of 2002. The decrease in DD&A was primarily due to the sale of our Canadian subsidiaries in January 2003 as well as ceiling limitation write-downs in the second quarter of 2002. Our DD&A on a per MCfe basis for the six months ended June 30, 2003 was $1.32 per MCfe as compared to $1.61 in 2002. These decreases were due to reduced production volumes in 2003 and prior ceiling limitation write-downs.

     Interest Expense. Interest expense decreased to $9.0 million for the first six months of 2003 compared to $17.2 million in 2002. The decrease in interest expense was due to the reduction in long-term debt in the first six months of 2003. Long-term debt was reduced as a result of the financial transactions which occurred on January 23, 2003 as described in Note 2 in the Notes to Consolidated Financial Statements.

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

     Income taxes. Income taxes increased to $377,000 for the six months ended June 30, 2003 from a benefit of $30.2 million for the first six months of 2002. The benefit in 2002 was related to the ceiling limitation write-down that occurred in the second quarter of 2002. There is no current or deferred income tax benefit for the U.S. net losses due the valuation allowance which has been recorded against such benefits.

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

         Other events

     On July 29, 2003 the Company acquired all of the shares of the capital stock of Wind River Resources Corporation which owned an airplane. The sole shareholder of Wind River was Robert Watson, Abraxas' Chairman of the Board, President and Chief Executive Officer. The consideration for the purchase was 106,977 shares of Abraxas common stock and $35,000 in cash. Simultaneously with this transaction, the airplane was sold. The airplane had previously been made available to Abraxas' employees for business use.

     Working Capital. At June 30, 2003, we had current assets of $10.1 million and current liabilities of $13.7 million resulting in a working capital deficit of $3.6 million. This compares to a working capital deficit of $65.7 million at December 31, 2002 and working capital deficit of $58.3 million at June 30, 2002. Current liabilities at June 30, 2003 consisted of trade payables of $5.3 million, revenues due third parties of $3.3 million and accrued interest of $2.2 million related to our new notes and other accrued liabilities of $2.2 million. After giving effect to the scheduled principal reductions required during 2003 under our new senior credit agreement we will have cash interest expense of approximately $4.0 million. We do not expect to make cash interest payments with respect to the outstanding new notes, and the issuance of additional new notes in lieu of cash interest payments thereon will not affect our working capital balance.

     Capital expenditures. Capital expenditures, excluding property divestitures during the first six months of 2003, were $10.0 million compared to $23.8 million during the same period of 2002. The table below sets forth the components of these capital expenditures on a historical basis for the six months ended June 30, 2003 and 2002.

                                                                             Six Months Ended
                                                                                  June 30
                                                                --------------------------------------------
                                                                        2003                    2002
                                                                ---------------------- ---------------------
Expenditure category (in thousands):
  Development.................................................  $          9,791         $         23,699
  Facilities and other........................................               199                      139
                                                                    ---------------          ---------------
      Total...................................................  $          9,990         $         23,838
                                                                    ===============          ===============

     During the six months ended June 30, 2003 and 2002, capital expenditures were primarily for the development of existing properties. For 2003, our capital expenditures are subject to limitations imposed under the new senior credit facility and new notes, including a maximum annual capital expenditure budget of $15 million for 2003, and subject to reduction in the event of a reduction in our net assets. Our capital expenditures could include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline from current levels, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                                Six Months Ended
                                                                                    June 30,
                                                                     ---------------------------------------
                                                                           2003                   2002
                                                                     ------------------      ---------------
Net cash (used) provided by operating activities                $           3,960       $          (1,796)
Net cash provided by (used) in investing activities                        76,563                    (831)
Net cash (used) provided by financing activities                          (83,607)                  3,469
                                                                     ------------------      ---------------
Total                                                           $          (3,084)      $             842
                                                                     ==================      ===============

     Operating activities during the six months ended June 30, 2003 provided us $4.0 million cash compared to using $1.8 million in the same period in 2002. Net income plus non-cash expense items during 2003 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities used $83.6 million for the first six months of 2003 compared to providing $3.5 million for the same period of 2002. Most of these funds were used to reduce our long-term debt and were generated by the sale of our Canadian subsidiaries and the exchange offer completed in January 2003. Investing activities provided $76.6 million for the six months ended June 30, 2003 compared to using $831,000 for the same period of 2002. The sale of our Canadian subsidiaries contributed $86.6 million in 2003 reduced by $10.0 million in exploration and development expenditures. Expenditures in 2002 were primarily for the development of crude oil and natural gas properties.

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

Contractual Obligations

    We are committed to making cash payments in the future on the following types of agreements:

     o   Long-term debt
     o   Operating leases for office facilities

     We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of June 30, 2003:

                                Payments due in:
Contractual Obligations
(dollars in thousands)
----------------------------- --------------------------------------------------------------------------
                                 Total        Less than                                 More than 5
                                              one year      1-3 years     3-5 years        years
----------------------------- ------------- -------------- ------------- -------------- ----------------
Long-Term Debt (1)            $   230,638   $        -     $   46,394    $  184,244     $        -
Operating Leases (2)                1,369          358            811           200              -


(1) These amounts represent the balances outstanding under the term loan facility, the revolving credit facility and the new notes. These repayments assume that interest will be capitalized under the term loan facility and that periodic interest on the revolving credit facility will be paid on a monthly basis and that we will not draw down additional funds there under.
(2) Office lease obligations. Leases for office space for Abraxas and New Grey Wolf expire in April 2006 and April 2008, respectively.

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

Long-Term Indebtedness

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

     Term Loan Facility. Abraxas has borrowed $4.2 million pursuant to a term loan facility at January 23, 2003, all of which was used to make cash payments in connection with the financial restructuring. Accrued interest under the term loan facility will be added to the principal amount of the term loan facility until maturity.

     Revolving Credit Facility. Lenders under the new senior credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $50 million. Our current borrowing base under the revolving credit facility is $48.0 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior credit agreement. We have borrowed $42.5 million under the revolving credit facility, all of which was used to make cash payments in connection with the financial restructuring. We plan to use the remaining borrowing availability under the new senior credit agreement to fund our operations, including capital expenditures. As of June 30, 2003, the balance of the facility was $40.7 million

     Covenants. Under the new senior credit agreement, Abraxas is subject to customary covenants and reporting requirements. Certain financial covenants require Abraxas to maintain minimum levels of consolidated EBITDA (as defined in the new senior credit agreement), minimum ratios of consolidated EBITDA to cash interest expense and a limitation on annual capital expenditures. In addition, at the end of each fiscal quarter, if the aggregate amount of our cash and cash equivalents exceeds $2.0 million, we are required to repay the loans under the new senior credit agreement in an amount equal to such excess. The new senior credit agreement also requires us to enter into hedging agreements on not less than 25% or more than 75% of our projected oil and gas production. We are also required to establish deposit accounts at financial institutions acceptable to the lenders and we are required to direct our customers to make all payments into these accounts. The amounts in these accounts will be transferred to the lenders upon the occurrence and during the continuance of an event of default under the new senior credit agreement.

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

Net Operating Loss Carryforwards.

     At December 31, 2002 the Company had, subject to the limitation discussed below, $167.1 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2003 through 2022 if not utilized. At December 31, 2002, the Company had approximately $1.0 million of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2003 through 2009 if not utilized. In connection with January 2003 financial transactions, certain of the loss carryforwards may be utilized.

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

     An ownership change under Section 382 occurred in December 1999, following the issuance of additional shares., It is expected that the annual use of U.S.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil, natural gas and natural gas liquids. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the six months ended June 30, 2003 , a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income by approximately $2.1 million for the period.

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

     The following table sets forth the Company's hedge position as of June 30, 2003:

              Time Period                     Notional Quantities                   Price                Fair Value
---------------------------------------- ------------------------------ ------------------------------ ----------------
February  1, 2003--July 31, 2003          5,000 MMBtu of production      Collar with floor of $4.00     $       -
                                           per day                       and ceiling of $6.25
March 1, 2003 - February 29, 2004         5,000 MMBtu of production      Floor of $4.50                 $    139,617
                                           per day

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

Interest rate risk

     As a result of the financial restructuring that occurred in January 2003, at June 30, 2003 we have $45.0 million in outstanding indebtedness under the new senior credit agreement, accruing interest at a rate of prime plus 4.5%, subject to a minimum interest rate of 9.0%. In the event that the prime rate (currently 1.5%) rises above 4.5% the interest rate applicable to our outstanding indebtedness under the new senior credit agreement will rise accordingly. For every percentage point that the prime rate rises above 4.5%, our interest expense would increase by approximately $450,000 on an annual basis. Our new notes accrue interest at fixed rates and is accordingly not subject to fluctuations in market rates.

Foreign Currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre-tax income of $1.8 million for the six months ended June 30, 2003. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net income by approximately $90,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

Item 4.  Controls  and Procedures.

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were adequate and designed to ensure that material information relating to Abraxas and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities. There were no changes in our internal controls that could materially affect, or are reasonably likely to materially affect our financial reporting during the second quarter of 2003. .

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

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Annual Meeting of Shareholders held on May 29, 2003 the following proposals were adopted by the margins indicated:

                   1. Election of one director for term of three years, to hold office until the expiration of his term in 2006 or until a successor shall have been elected & qualified.

                                                    Number of Shares
                                                 For            Against
                                            ---------------------------------
                            Franklin A. Burke 28,484,015        280,791

                   2. Approval of the appointment of BDO Seidman, LLP as the Company's auditors.

                                                Number of Shares
                                      For            Against          Abstain
                                    ------------------------------------------
                                    28,648,256      75,655            40,895

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibits

                Exhibit 31.1 Certification  - Robert L.G. Watson, CEO
                Exhibit 31.1 Certification - Chris E. Williford, CFO
                Exhibit 32.1 Certification  pursuant to 18 U.S.C. Section 1350 -
                  Robert L.G. Watson, CEO
                Exhibit 32.2 Certification  pursuant to 18 U.S.C. Section 1350 -
                  Chris E. Williford, CFO

           (b) Reports on Form 8-K:

               1. Current  report on Form 8-K on May 13,  2003,  Regulation  FD, including press release announcing first quarter results.
               2. Current  report on Form 8-K on May 27,  2003,  Regulation  FD, including press release extending exchange offer.
               3. Current  report on Form 8-K on June 17, 2003,  Regulation  FD, including press release extending exchange offer.
               4. Current  report on Form 8-K on June 20, 2003,  Regulation  FD, including press release extending exchange offer.
               5. Current  report  on  Form  8-K  on  July  16,  Regulation  FD, including press release update drilling and completion activities.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  August 14, 2003                 By:/s/
         -----------------                    -------------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  August  14, 2003                By:/s/
         ------------------                   -------------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer

                                                                   Exhibit 31.1

                                 CERTIFICATIONS

I, Robert L.G. Watson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Abraxas Petroleum Corporation;
     2. Based on my knowledge, this quarterly report does not contain untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e)) for the registrant and we have:
          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) [Paragraph omitted in accordance with the SEC's transition instructions contained in Release 34-47986]
          c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information.; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.




August 14, 2003


/s/ Robert L.G. Watson
Robert L.G. Watson
President, Chief Executive Officer
and  Chairman of the Board

                                                                   Exhibit 31.2
                                 CERTIFICATIONS


I, Chris Williford, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Abraxas Petroleum Corporation;
     2. Based on my knowledge, this quarterly report does not contain untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e)) for the registrant and we have:
          a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. [Paragraph omitted in accordance with the SEC's transition instructions contained in Release 34-47986]
          c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


August 14, 2003


/s/ Chris Williford
Chris Williford
Executive Vice President and
Principal Accounting Officer

                                                                   EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Abraxas Petroleum Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L.G. Watson, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/ Robert L.G. Watson
                                      Robert L.G. Watson
                                      Chairman of the Board, President and
                                      Chief Executive Officer
                                      August 14, 2003





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

                                                                  EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Abraxas Petroleum Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chris E, Williford, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/ Chris E. Williford
                                      Chris E. Williford
                                      Executive Vice President and Chief
                                      Financial Officer
                                      August 14, 2003






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