Form 10-Q
period 2003-09-30
ABRAXAS PETROLEUM CORP
filed 2003-11-13
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                             FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ___ No_X__

    The number of shares of the issuer's common stock outstanding as of November 13, 2003 was:

        Class                                             Shares Outstanding

    Common Stock, $.01 Par Value                            35,823,362



                                     1 of 31

                          ABRAXAS PETROLEUM CORPORATION
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - Financial Statements
           Condensed Consolidated Balance Sheets - September 30, 2003
                    and December 31, 2002......................................3
           Condensed Consolidated Statements of Operations -
                    Three and Nine Months Ended September 30, 2003 and 2002....5
           Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 2003 and 2002..............6
           Notes to Condensed Consolidated Financial Statements................7

ITEM 2 -   Managements Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................16

ITEM 3 -   Quantitative and Qualitative Disclosure about Market Risks.........29

ITEM 4 -   Controls and Procedures............................................29

                               PART II
                          OTHER INFORMATION

ITEM 1 - Legal proceedings 29
ITEM 2 - Changes in Securities................................................30
ITEM 3 - Defaults Upon Senior Securities......................................30
ITEM 4 - Submission of Matters to a Vote of Security Holders..................30
ITEM 5 - Other Information 29
ITEM 6 - Exhibits and Reports on Form 8-K.....................................30
              Signatures   ...................................................31


                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                        September 30,            December 31,
                                                                            2003                     2002
                                                                         (Unaudited)
                                                                      ------------------     -------------------
Assets:
Current assets:
   Cash ...................................................       $               2,428  $              4,882
   Accounts receivable, less allowances for doubtful
     accounts:
          Joint owners..........................................                  1,581                 2,215
          Oil and gas production................................                  3,347                 7,466
          Other.................................................                    347                   364
                                                                      ------------------     -------------------
                                                                                  5,275                10,045

  Equipment inventory...........................................                    730                 1,014
  Other current assets..........................................                    726                 1,240
                                                                      ------------------     -------------------
    Total current assets........................................                  9,159                17,181

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved....................................................                322,313               521,995
      Unproved, not subject to amortization..............                         4,002                 7,052
   Other property and equipment.................................                  3,575                44,189
                                                                      ------------------     -------------------
           Total................................................                329,890               573,236
      Less accumulated depreciation, depletion, and
        amortization............................................                219,514               422,842
                                                                      ------------------     -------------------
      Total property and equipment - net........................                110,376               150,394

Deferred financing fees, net....................................                  4,379                 5,671
Deferred income taxes ..........................................                     -                  7,820
Other assets  ..................................................                    289                   329
                                                                      ------------------     -------------------
  Total assets..................................................  $             124,203  $            181,425
                                                                      ==================     ===================





      See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                                        September 30,             December 31,
                                                                            2003                      2002
                                                                         (unaudited)
                                                                     ---------------------    ------------------
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable..............................................  $               7,920   $              9,687
  Oil and gas production payable................................                  2,443                  2,432
  Accrued interest..............................................                  5,065                  6,009
  Other accrued expenses........................................                  3,018                  1,162
  Current maturities of long-term debt..........................                      -                 63,500
                                                                     --------------------    -------------------
            Total current liabilities...........................                 18,446                 82,790

Long-term debt..................................................                177,012                236,943

Future site restoration.........................................                  1,209                  3,946

Stockholders' equity (deficit):
  Common Stock, par value $.01 per share-
  Authorized 200,000,000 shares; issued, 35,802,612 and 30,145,280
   at September 30, 2003 and December 31, 2002 respectively.....                    360                    301
  Additional paid-in capital....................................                141,159                136,830
  Accumulated deficit...........................................               (211,967)              (269,621)
  Receivables from stock sales..................................                    (97)                   (97)
  Treasury stock, at cost, 165,883 shares ......................                   (964)                  (964)
  Accumulated other comprehensive loss..........................                   (955)                (8,703)
                                                                     --------------------    -------------------
      Total stockholders' deficit...............................                (72,464)              (142,254)
                                                                     --------------------    -------------------
Total liabilities and stockholders' equity (deficit)............  $             124,203   $            181,425
                                                                     ====================    ===================





      See accompanying notes to condensed consolidated financial statements


                 Abraxas Petroleum Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                        September 30,
                                                               2003               2002              2003               2002
                                                        ------------------- ----------------- ----------------- -------------------
                                                                           (In thousands except per share data)

Revenue:
   Oil and gas production revenues ...................$            8,244  $        10,129   $         29,277  $          34,158
   Gas processing revenues ...........................                 -              522                132              1,933
   Rig revenues ......................................               156              169                495                513
   Other  ............................................                30              241                 67                499
                                                        ------------------- ----------------- ----------------- -------------------
                                                                   8,430           11,061             29,971             37,103
Operating costs and expenses:
   Lease operating and production taxes ..............             2,372            3,943              7,164             11,205
   Depreciation, depletion, and amortization .........             2,418            5,086              7,861             21,010
   Proved property impairment.........................                 -                -                  -            115,995
   Rig operations ....................................               129              143                443                439
   General and administrative ........................             1,143            1,399              3,769              4,578
   Stock-based compensation...........................              (326)               -                467                  -
                                                        ------------------- ----------------- ----------------- -------------------
                                                                   5,736           10,571             19,704            153,227
                                                        ------------------- ----------------- ----------------- -------------------
Operating income (loss) ..............................             2,694              490             10,267           (116,124)

Other (income) expense:
   Interest income ...................................                (5)             (15)               (22)               (56)
   Interest expense ..................................             3,911            8,616             12,921             25,790
   Amortization of deferred financing fees............               433              425              1,244              1,283
   Financing cost.....................................               581                -              4,182                  -
   Gain on sale of foreign subsidiaries...............              (298)               -            (67,258)                 -
   Other (income) expense.............................               774                -                774                  -
                                                        ------------------- ----------------- ----------------- -------------------
                                                                   5,396            9,026            (48,159)            27,017
                                                        ------------------- ----------------- ----------------- -------------------
Earnings (loss) before cumulative effect of
   accounting change and taxes ....................               (2,702)          (8,536)            58,426           (143,141)

Cumulative effect of accounting change................                 -                -               (395)                 -
Income tax expense (benefit)..........................                 -              (98)              (377)           (30,314)
                                                        ------------------- ----------------- ----------------- -------------------
Net earnings (loss)  ..............................   $           (2,702)          (8,438)            57,654           (112,827)
                                                        =================== ================= ================= ===================

Basic earnings (loss) per common share:
   Net earnings (loss).............................                (0.08)           (0.28)              1.64              (3.76)
   Cumulative effect of accounting change..........                   -              -                 (0.01)                 -
                                                        ------------------- ----------------- ----------------- -------------------
Net earnings (loss) per common share - basic.......   $            (0.08)           (0.28)              1.63              (3.76)
                                                        =================== ================= ================= ===================

Diluted earnings (loss) per common share:
   Net earnings (loss).............................                (0.08)           (0.28)              1.61              (3.76)
   Cumulative effect of accounting change..........                   -               -                (0.01)                 -
                                                        ------------------- ----------------- ----------------- -------------------
Net earnings (loss)  per common share - diluted....   $            (0.08)           (0.28)              1.60              (3.76)
                                                        =================== ================= ================= ===================


      See accompanying notes to condensed consolidated financial statements



                 Abraxas Petroleum Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                     ---------------------------------------------
                                                                                2003                   2002
                                                                     ---------------------------------------------
                                                                                    (In thousands)
     Operating Activities
     Net  income (loss)............................................  $             57,654     $         (112,827)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
      Depreciation, depletion, and amortization....................                 7,861                 21,010
      Proved property impairment...................................                     -                115,995
      Deferred income tax (benefit) expense........................                   377                (30,314)
      Amortization of deferred financing fees......................                 1,244                  1,283
      Amortization of debt discount................................                     -                    287
      Stock-based compensation                                                        467                      -
     Gain on sale of foreign subsidiaries..........................              (67,258)                      -
      Changes in operating assets and liabilities:
          Accounts receivable......................................                   954                    499
          Equipment inventory......................................                   130                    191
          Other ...................................................                   681                   (249)
          Accounts payable and accrued expenses....................                 7,477                  1,305
                                                                          -----------------      -----------------
     Net cash provided by (used in) operating activities...........                 9,587                 (2,820)
                                                                          -----------------      -----------------
     Investing Activities
     Capital expenditures, including purchases and development
       of properties...............................................               (16,327)               (33,392)
     Proceeds from sale of oil and gas producing properties........                     -                 33,678
     Proceeds from sale of foreign subsidiaries....................                86,851                      -
                                                                          -----------------      -----------------
     Net cash provided by investing activities.....................                70,524                    286
                                                                          -----------------      -----------------
     Financing Activities
     Proceeds from long-term borrowings............................                52,688                 17,084
     Payments on long-term borrowings..............................              (133,344)               (8,176)
     Deferred financing fees ......................................                (2,458)                 (303)
     Exercise of stock options  ...................................                    48                     -
     Other.........................................................                    92                     -
                                                                          -----------------      ----------------
     Net cash (used in) provided by financing activities...........               (82,974)                8,605
                                                                          -----------------      ----------------
     Effect of exchange rate changes on cash.......................                   409                  (318)
                                                                          -----------------      ----------------
     (Decrease) increase in cash...................................                (2,454)                5,753

     Cash, at beginning of period..................................                  4,882                 7,605
                                                                          -----------------      ----------------

     Cash, at end of period........................................     $            2,428     $          13,358
                                                                          =================      ================

     Supplemental disclosures of cash flow information:
     Cash interest paid............................................     $            3,298     $          22,336
                                                                          =================      ================


      See accompanying notes to condensed consolidated financial statements

                 Abraxas Petroleum Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2002

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2002, as amended by the annual report on Form 10-K/A No. 1 filed on July 22, 2003. Such policies have been continued without change. You should also refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year.

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

     The Company has incurred net losses in five of the last six years, and there can be no assurance that operating income and net earnings will be achieved in future periods. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. The Company's proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless it acquires additional properties containing proved reserves or conducts successful exploration and development activities. The Company's ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects. Under the terms of its new senior credit agreement and New Notes (which are described below), the Company is subject to limitations on capital expenditures. As a result, the Company may be limited in its ability to replace existing production with new production and might suffer a decrease in the volume of crude oil and natural gas it produces. If crude oil and natural gas prices return to depressed levels or if production levels continue to decrease, the Company's revenues, cash flow from operations and financial condition may be materially adversely affected.

Note 2. Income Taxes

     The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There is no current or deferred income tax benefit for the U.S. net operating loss carryforwards due to the valuation allowance which has been recorded against such benefits.

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

          o  cash in the amount of $264;

          o an 11 1/2% Secured Note due 2007 ("New Notes"), with a principal amount equal to $610; and

          o  31.36 shares of Abraxas common stock.

     Holders of approximately 94% of the aggregate outstanding principal amount of the Second Lien Notes and Old Notes tendered their notes for exchange in the offer. Pursuant to the procedures for redemption under the applicable indenture provisions, the remaining 6% of the aggregate outstanding principal amount of the Second Lien Notes and Old Notes were redeemed at 100% of the principal amount plus accrued and unpaid interest.

     Redemption of First Lien Notes. On January 24, 2003, the Company completed the redemption of 100% of its outstanding 12?% Senior Secured Notes due 2003, Series B ("First Lien Notes"), with the proceeds from the sale of Canadian Abraxas and Old Grey Wolf.

Note 4.  Long-Term Debt

         Long-term debt consisted of the following:
                                                                            September 30       December 31
                                                                                2003               2002
                                                                           ----------------  -----------------
                                                                                     (In thousands)
11.5% Senior Notes due 2004 ("Old Notes") .............................       $         -       $       801
12.875% Senior Secured Notes due 2003 ("First Lien Notes") ............                 -            63,500
11.5% Second Lien Notes due 2004 ("Second Lien Notes").................                 -           190,178
11.5% Senior Credit Facility("Grey Wolf Facility") providing for borrowings up to approximately US $96 million (CDN $150 million)
     Secured by the assets of Grey Wolf and non-recourse to Abraxas                     -            45,964
11.5% Secured Notes due 2007 ("New Notes").............................           131,605                 -
Senior Credit Agreement................................................            45,407                 -
                                                                           ----------------  -----------------
                                                                                  177,012           300,443
Less current maturities ...............................................                 -            63,500
                                                                           ----------------  -----------------
                                                                              $    177,012      $   236,943
                                                                           ================  =================

     New Notes. In connection with the financial restructuring, Abraxas issued $109.7 million in principal amount of it's 11 1/2% Secured Notes due 2007 in exchange for the second lien notes and old notes tendered in the exchange offer. The New Notes were issued under an indenture with U.S. Bank, N. A. In accordance with SFAS 15, the basis of the New Notes exceeds the face amount of the New Notes by approximately $19.0 million. Such amount will be amortized over the term of the New Notes as an adjustment to the yield of the New Notes.

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

     The New Notes are secured by a second lien or charge on all of our current and future assets, including, but not limited to, all of our crude oil and natural gas properties and are guaranteed by all of Abraxas' current and future subsidiaries.

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

     The indenture also contains customary events of default.

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

     Revolving Credit Facility. Lenders under the new senior credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $50 million. Our current borrowing base under the revolving credit facility is $48.7 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior credit agreement. Portions of accrued interest under the revolving credit facility may be capitalized and added to the principal amount of the revolving credit facility. As of September 30, 2003, the balance of the facility was $41.0 million.

     Covenants. Under the new senior credit agreement, Abraxas is subject to customary covenants and reporting requirements.

     Security. The obligations of Abraxas under the new senior credit agreement are secured by a first lien security interest in all of Abraxas' assets, including all crude oil and natural gas properties.

     Guarantees. The obligations of Abraxas under the new senior secured credit agreement are guaranteed by all of the Company's subsidiaries. The guarantees under the new senior credit agreement are secured by a first lien security interest in substantially all of the guarantors' assets, including all crude oil and natural gas properties.

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

     Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In January 2003, the Company amended the exercise price to $0.66 on certain options with an existing exercise price greater than $0.66 which results in variable accounting. The Company recognized a credit of $326,000 and expense of approximately $467,000 during the three and nine months ended September 30, 2003, respectively, as general and administrative (stock-based compensation) expense in the accompanying consolidated financial statements. The credit for the quarter was the result of a lower stock price as of September 30, 2003 as compared to June 30, 2003.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation" (SFAS
123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by SFAS 123 The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2003 and 2002, risk-free interest rates of 1.5%; dividend yields of -0-%; volatility factor of the expected market price of the Company's common stock of .35; and a weighted-average expected life of the option of ten years.

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

     Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three and nine months ended September 30, 2003 and 2002 would have been:

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------    --------------------------
                                                   2003           2002           2003           2002
                                               -------------   ------------    -----------   ------------
Net income (loss) as reported              $        (2,702)  $     (8,438)    $   57,654   $   (112,827)
Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects
                                                      (326)              -           467              -
Deduct:    Total   stock-based   employee
   compensation  expense determined under



   fair  value   based   method  for  all
   awards, net of related tax effects                  (68)           (80)          (206)          (203)
                                               -------------   ------------    ----------    ------------
Pro forma net income (loss)                $        (3,096)  $     (8,518)    $   57,915   $   (113,030)
                                               =============   ============    ==========    ============

Earnings (loss) per share:
   Basic - as reported                     $         (0.08)  $      (0.28)    $     1.64   $      (3.76)
                                               =============   ============    ==========    ============
   Basic - pro forma                       $         (0.09)  $      (0.29)    $     1.65   $      (3.77)
                                               =============   ============    ==========    ============
   Diluted - as reported                   $         (0.08)  $      (0.28)    $     1.61   $      (3.76)
                                               =============   ============    ==========    ============
   Diluted - pro forma                     $         (0.09)  $      (0.29)    $     1.62   $      (3.77)
                                               =============   ============    ==========    ============

Note 6. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                     ---------------------------------- -----------------------------------
                                                         2003              2002                 2003             2002
                                                     -------------   -------------        -------------    -------------
Numerator:
  Net income (loss) before  cumulative effect of
   accounting change                              $       (2,702)  $       (8,438)     $        58,049  $      (112,827)
  Cumulative effect of accounting change (1)                     -                 -                (395)               -
                                                     -------------   -------------        -------------    -------------
                                                  $       (2,702)  $       (8,438)     $        57,654  $      (112,827)
                                                     =============   =============        =============    =============
Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares                            35,781,625      29,979,397           35,205,111       29,979,397

  Effect of dilutive securities:
    Stock options, warrants and CVR's                           -               -              653,053                -
                                                     -------------   -------------        -------------    -------------

  Dilutive potential common shares Denominator for
    diluted earnings per share - adjusted weighted-
    average shares and assumed conversions             35,781,625      29,979,397           35,858,164       29,979,397

  Basic earnings (loss) per share:
    Net income (loss) before  cumulative  effect
     of accounting change                         $         (0.08) $        (0.28)     $          1.64   $        (3.76)
   Cumulative effect of accounting change                       -            -                   (0.01)               -
                                                     -------------   -------------        -------------    -------------
  Net earnings (loss) per common share - basic    $         (0.08) $        (0.28)     $          1.63   $        (3.76)
                                                     =============   =============        =============    =============
     Diluted earnings (loss) per share:
    Net income (loss) before  cumulative  effect
     of accounting change                         $         (0.08) $        (0.28)     $          1.61  $         (3.76)
   Cumulative effect of accounting change                       -            -                   (0.01)               -
                                                     -------------   -------------        -------------    -------------
  Net earnings (loss) per common share - diluted  $         (0.08) $        (0.28)     $          1.60  $         (3.76)
                                                     =============   =============        =============    =============

(1) The Company adopted SFAS 143 effective January 1, 2003. For the nine months period ended September 30, 2003 the Company recorded a charge of $395,341 for the cumulative effect of the change in accounting principle.

     For the three and nine months ended September 30, 2002, and for the three months ended September 30, 2003 none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been losses in these periods, dilutive shares would have been 3,000 shares, 6,487 shares and 834,354 shares for the three and nine months ended September 30, 2002 and for the three months ended September 30, 2003, respectively.

Note 7. Business Segments

    Business segment information for the three months and nine months ended September 30, 2003 and 2002 in different geographic areas is as follows:

                                                                     Three Months Ended September 30, 2003
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       7,176          $     1,254       $        8,430
                                                          ==================     ================   ===================
             Operating  income.......................        $       2,973          $       279       $        3,252
                                                          ==================     ================
             General Corporate.................................................................                 (558)
             Interest expense and amortization of
                deferred financing fees........................................................               (4,920)
             Gain on sale of foreign subsidiaries..............................................                  298
             Other income (expense) - net......................................................                 (774)
                                                                                                    -------------------
             Loss before income taxes..........................................................       $       (2,702)
                                                                                                    ===================

                                                                     Three Months Ended September 30, 2002
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $       4,800          $     6,261       $       11,061
                                                          ==================     =================  ===================
             Operating income........................        $         651          $       525       $        1,176
                                                          ==================     =================
             General Corporate.................................................................                 (686)
             Interest expense, financing cost and amortization of
                deferred financing fees........................................................               (9,026)
                                                                                                    -------------------
             Loss before income taxes..........................................................        $      (8,536)
                                                                                                    ===================

                                                                      Nine Months Ended September 30, 2003
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Revenues ...............................        $      23,193          $       6,778     $       29,971
                                                          ==================     =================  ===================
             Operating income........................        $      11,044          $       2,810     $       13,854
                                                          ==================     =================
             General Corporate.................................................................               (3,587)
             Interest expense, financing cost and amortization of
                deferred financing fees........................................................              (18,325)
             Gain on sale of foreign subsidiaries..............................................               67,258
             Other income (expense) - net......................................................                 (774)
             Cumulative effect of accounting change............................................                 (395)
                                                                                                    -------------------
             Income before income taxes........................................................       $       58,031
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
                                                                                                    ===================



                                                                             At September 30, 2003
                                                          -------------------------------------------------------------
                                                                U.S.                  Canada              Total
                                                          ------------------     -----------------  -------------------
                                                                                 (In thousands)
             Identifiable assets ....................        $      84,067       $       34,973       $      119,040
                                                          ==================     =================
             Corporate assets..................................................................                5,163
                                                                                                    -------------------
             Total assets .....................................................................       $      124,203
                                                                                                    ===================

Note 8.  Hedging Program and Derivatives

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities. Gains and losses on hedging instruments related to accumulated Other Comprehensive Income (Loss) and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenue in the period that the related production is delivered.

Under the terms of our new senior credit agreement, the Company is required to maintain hedging agreements with respect to not less than 25% nor more than 75% of it crude oil and natural gas production for a rolling six month period. On January 23, 2003, the Company entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of the Company's production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu, for the months of February through July 2003. In February 2003, the Company entered into an additional hedge agreement for 5,000 MMBtu per day with a floor of $4.50 per MMBtu for the months of March 2003 through February 2004. In September 2003 the Company entered into an additional hedge agreement for 2,000 MMBtu per day with a floor of $4.00 per MMBtu and 500 Bbl of crude oil per day with a floor of $22.00 per Bbl. This agreement is for the months of March and April 2004. The Company incurred cost of $615,000 related to these hedges for the nine months ended September 30, 2003.

     The following table sets forth the Company's hedge position as of September 30, 2003:

              Time Period                     Notional Quantities                   Price                Fair Value
---------------------------------------- ------------------------------ ------------------------------ ----------------
March 1, 2003 - February 29, 2004        5,000 MMBtu of natural gas     Floor of $4.50                    $ 121,591
                                         production per day
March 1, 2004 - April 30, 2004           2,000 MMBtu of natural gas     Floor of $4.00                        6,534
                                         production per day
March 1, 2004 - April 30, 2004           500 Bbl of crude oil           Floor of $22.00                      20,147
                                         production per day
                                                                                                       ----------------
                                                                                                          $ 168,272
                                                                                                       ================

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

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of September 30, 2003, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of approximately $16,800 and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of approximately $16,800.

Note 9. Contingencies

     Litigation. In 2001 the Company and a limited partnership, of which a subsidiary of the Company is the general partner (the "Partnership"), were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company and the Partnership related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company and the Partnership have filed an appeal. The Company believes these charges are without merit. The Company has established a reserve in the amount of $845,000, which represents the Company's share of the judgment. The Company believes that the remaining portion of the judgment represents the other partners share of such judgment.

     Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2003, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 10. Comprehensive Income

     Comprehensive income includes net income, losses and certain items recorded directly to Stockholder's Equity and classified as Other Comprehensive Income.

    The following table illustrates the calculation of comprehensive income
(loss) for the three and nine months ended September 30, 2003 and 2002:

                                                        Three Months Ended September 30    Nine Months Ended September 30,
                                                              2003            2002            2003              2002
                                                          ------------    -------------   --------------    -------------
   Net income (loss)...............................       $    (2,702)    $    (8,438)    $    57,654       $  (112,827)

Other Comprehensive loss:
  Hedging derivatives (net of tax) - See Note 8 Change
    in fair market value of outstanding
     hedge positions...............................                34           1,250             (15)               54
  Foreign currency translation adjustment..........               (50)          5,523           7,763             3,326
                                                          ------------    -------------   --------------    -------------
Other comprehensive income (loss)..................       $    (2,718)    $   (88,917)    $    65,402       $  (110,058)
                                                          ============    =============   ==============    =============

Note 11.  Proved Property Impairment

     In accordance with the Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of a period, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of June 30, 2002, the Company's net capitalized costs of crude oil and natural gas properties exceeded the present value of its estimated proved reserves by $138.7 million ($28.2 million on the U.S. properties and $110.5 million on the Canadian properties). These amounts were calculated considering June 30, 2002 period-end prices of $26.12 per Bbl for crude oil and $2.16 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company used the subsequent increased prices in Canada to evaluate its Canadian properties, and reduced the period end June 30, 2002 write-down to an amount of $87.8 million on those properties. The subsequent prices in the U.S. would not have resulted in a reduction of the write-down for the U.S. properties. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period. At September 30, 2003 the Company's net capitalized cost of crude oil and natural gas properties did not exceed the present value of its estimated reserves and as such no write down was recorded for the three months ended September 30, 2003.

     The Company cannot assure you that it will not experience additional write-downs in the future. Should commodity prices decline or if any of our proved reserves are revised downward, a further write-down of the carrying value of our crude oil and natural gas properties may be required.

Note 12. New Accounting Standards

     A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $3.1 million at September 30, 2003 and December 31, 2002 out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.


     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149, among other things, clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and amends the definition of an "underlying" to conform it to language used in FIN 45. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted this statement effective July 1, 2003. Implementation of this new standard did not have an effect on the Company's consolidated financial position or results of operations. In May 2003, the FASB issued FAS No. 150, entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has no financial instruments affected by FAS No. 150, therefore adoption by the Company as of July 1, 2003 will not impact the Company's financial statements. In October 2003, the FASB deferred the effective date of this statement indefinitely.


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

     In addition to these factors, important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002 which is incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

General


     We have incurred net losses in five of the last six years, and there can be no assurance that operating income and net earnings will be achieved in future periods. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil, natural gas and natural gas liquids we produce. Our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. Under the terms of our new senior credit agreement and our new notes, we are subject to limitations on capital expenditures. As a result, we will be limited in our ability to replace existing production with new production and might suffer a decrease in the volume of crude oil and natural gas we produce. If crude oil and natural gas prices return to depressed levels or if our production levels continue to decrease, our revenues, cash flows from operations and financial condition will be materially adversely affected. For more information, see "Liquidity and Capital Resources".


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

     Commodity Prices. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. In the first nine months of 2003, we experienced an increase in energy commodity prices from the prices that we received in the same period of 2002. Price declines experienced in 2001 continued during the first quarter of 2002, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through 2002 and have continued higher during the first nine months of 2003.

     The table below illustrates how natural gas prices fluctuated over the eight quarters prior to and including the quarter ended September 30, 2003. The table below contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.

              Natural Gas Prices by Quarter (in $ per Mcf)
              ----------------------------------------------------------------------------------------------------
                                                         Quarter Ended
              ----------------------------------------------------------------------------------------------------
                Dec. 31,     March 31,   June 30,    Sept. 30,    Dec. 31,    March 31,     June 30,    Sept. 30,
                  2001         2002       2002         2002         2002        2003          2003        2003
              ------------ ----------- ----------- ------------ ----------- ------------- ----------- ------------
Index         $      2.47  $   2.38    $    3.36   $      3.28  $    3.99   $     6.61    $     5.51  $     5.10
Realized      $      2.09  $   2.21    $    2.44   $      2.08  $    3.47   $     5.13    $     5.11  $     4.50

     The NYMEX natural gas price on November 11, 2003 was $ 4.87 per Mcf.

     Prices for crude oil have followed a similar path as the commodity market fell throughout 2001 and the first quarter of 2002. The table below contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented.

              Crude Oil Prices by Quarter (in $ per Bbl)
              -------------------------------------------------------------------------------------------------------
                                                          Quarter Ended
              -------------------------------------------------------------------------------------------------------
                Dec. 31,     March 31,   June 30,    Sept. 30,    Dec. 31,       March 31,    June 30,    Sept. 30,
                  2001         2002       2002         2002         2002           2003         2003        2003
              ----------- ----------- ------------ -------------- ------------- ----------- ------------ ------------
Index         $     22.12 $     19.48 $     26.40  $     27.50    $   28.29     $   33.71  $   29.87     $   30.85
Realized      $     18.72 $     16.64 $     23.47  $     23.47    $   24.83     $   33.22  $   28.53     $   29.52

         The NYMEX crude oil price on November 11, 2003 was $31.15 per Bbl.

Hedging Activities. We seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. During the first nine months of 2002, we experienced hedging losses of $2.5 million. In October 2002, all of these hedge agreements expired. Under the expired hedge agreements, we made total payments over the term of these arrangements to various counterparties in the amount of $35.1 million.

Under the terms of our new senior credit agreement, the Company is required to maintain hedging agreements with respect to not less than 25% nor more than 75% of it crude oil and natural gas production for a rolling six month period. On January 23, 2003, the Company entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of the Company's production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu, for the months of February through July 2003. In February 2003, the Company entered into an additional hedge agreement for 5,000 MMBtu per day with a floor of $4.50 per MMBtu for the months of March 2003 through February 2004. In September 2003 the Company entered into an additional hedge agreement for 2,000 MMBtu per day with a floor of $4.00 per MMBtu and 500 Bbl per day of crude oil with a floor of $22.00 per Bbl. This agreement is for the months of March and April 2004. We have incurred cost of $615,000 relating to these hedges for the nine months ended September 30, 2003.

     Selected operating data. The following table sets forth certain of our operating data for the periods presented.

                                                           Three Months Ended                     Nine Months Ended
                                                                September 30                         September 30
                                                           2003               2002               2003                2002
                                                     --------------------------------------------------------------------------
Operating Revenue (in thousands):
Crude Oil Sales   ................................  $       1,664      $       1,801     $          5,490     $         4,799
Natural Gas Sales ................................          6,446              7,277               23,026              26,345
Natural Gas Liquids Sales.........................            134              1,051                  761               3,014
Processing Revenue................................              -                522                  132               1,933
Rig Operations....................................            156                169                  495                 513
Other.............................................             30                241                   67                 499
                                                       -----------        -----------         -----------         -----------
                                                    $       8,430      $      11,061     $         29,971     $        37,103
                                                       ===========        ===========         ===========         ===========

Operating Income (Loss) (in thousands)............  $       2,694      $         490     $         10,267     $      (116,124)
Crude Oil Production (MBbls)......................             56                 66                  180                 216
Natural Gas Production (MMcfs)....................          1,432              3,501                4,669              11,692
Natural Gas Liquids Production (MBbls)............              6                 52                   31                 182
Average Crude Oil Sales Price ($/Bbl).............  $       29.52      $       27.19     $          30.55     $         22.27
Average Natural Gas Sales Price ($/Mcf)...........  $        4.50      $        2.08     $           4.93     $          2.25
Average Liquids Sales Price ($/Bbl)...............  $       22.72      $       20.04     $          24.27     $         16.53

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

     Operating Revenue. During the three months ended September 30, 2003, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $8.2 million compared to $10.1 million during three months ended September 30, 2002. The decrease in revenue was primarily due to decreased production volumes, primarily due to the sale of our Canadian subsidiaries in

January 2003, which was partially offset by higher commodity prices realized during the period. Higher commodity prices contributed $3.6 million to crude oil and natural gas revenue while reduced production volumes had a $5.5 million negative impact on revenue.

    Average sales prices net of hedging losses for the quarter ended September 30, 2003 were:

     o  $ 29.52 per Bbl of crude oil,
     o  $ 22.72 per Bbl of natural gas liquid, and
     o  $  4.50 per Mcf of natural gas

 Average sales prices net of hedging losses for the quarter ended September 30, 2002 were:

     o  $ 27.19 per Bbl of crude oil,
     o  $ 20.04 per Bbl of natural gas liquid, and
     o  $  2.08 per Mcf of natural gas

     Crude oil production volumes declined from 66.3 MBbls during the quarter ended September 30, 2002 to 56.4 MBbls for the same period of 2003. The decline in production volumes was due to the properties sold in connection with the sale of Canadian Abraxas and Old Grey Wolf in January 2003. The Canadian properties sold in January 2003 contributed 9.3 MBbls in the quarter ended September 30, 2002. Natural gas production volumes declined to 1,432 MMcf for the three months ended September 30, 2003 from 3,501 MMcf for the same period of 2002, primarily as the result of the sale of Canadian Abraxas and Old Grey Wolf, sold in January 2003, which contributed 2,138 MMcf of natural gas in the third quarter of 2002.

     Lease Operating Expenses. Lease operating expenses ("LOE") for the three months ended September 30, 2003 decreased to $2.4 million from $3.9 million for the same period in 2002. The decrease in LOE is primarily due the sale of
Canadian Abraxas and Old Grey Wolf in January 2003. LOE related to the properties owned by Canadian Abraxas and Old Grey Wolf was $2.0 million for the quarter ended September 30, 2002. Excluding the properties sold, LOE attributable to on going operations increased, primarily due to higher production taxes associated with higher commodity prices in the quarter ended September 30, 2003 as compared to the same period of 2002. Our LOE on a per Mcfe basis for the three months ended September 30, 2003 was $1.31 per Mcfe compared to $0.93 for the same period of 2002 primarily due to the decrease in production volumes.

     General and administrative ("G&A") Expenses. G&A expenses decreased from $1.4 million for the quarter ended September 30, 2002 to $1.1 million for the same period of 2003. The decrease in G&A expense was primarily due to a reduction in personnel in connection with the sale of Canadian Abraxas and Old Grey Wolf on January 23, 2003. G&A expense on a per Mcfe basis was $0.63 for the third quarter of 2003 compared to $0.33 for the same period of 2002. The per Mcfe increase was attributable to lower production volumes in the third quarter of 2003 as compared to the same period of 2002.

     Stock-based Compensation Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share which resulted in variable accounting. We recognized a credit of approximately $326,000 during the quarter ended September 30, 2003 related to these repricings. The credit was the result of the price of our common stock being less at September 30, 2003 than it was on June 30, 2003. During 2002, we did not recognize any stock-based compensation expense.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased to $2.4 million for the three months ended September 30, 2003 from $5.1 million for the same period of 2002. The decrease in DD&A was primarily due to the sale of our Canadian subsidiaries in January 2003 as well as ceiling limitation write-downs in the second quarter of 2002. Our DD&A on a per Mcfe basis for the quarter ended September 30, 2003 was $1.34 per Mcfe as compared to $1.21 in 2002. This increase in DD&A on a per Mcfe basis was due to lower production volumes in the third quarter of 2003 as compared to the same period of 2002.

    Interest Expense. Interest expense decreased to $3.9 million for the third quarter of 2003 compared to $8.6 million for the same period of 2002. The decrease in interest expense was due to the reduction in long-term debt in the first nine months of 2003. Long-term debt was reduced as a result of the transactions which occurred on January 23, 2003 as described in Note 2 in the Notes to Consolidated Financial Statements.

     Income taxes. We have a deferred tax benefit of $98,000 for the three months ended September 30, 2002. For the period ended September 30, 2003 there is no current or deferred income tax benefit for net losses due the valuation allowance which has been recorded against such benefits.

Comparison of Nine months Ended September 30, 2003 to Nine months Ended September 30, 2002

     Operating Revenue. During the nine months ended September 30, 2003, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $29.3 million as compared to $34.2 million in the nine months ended September 30, 2002. The decrease in revenue was primarily due to decreased production volumes, primarily due to the sale of our Canadian subsidiaries, offset by higher realized prices during the period. Decreased production had a negative impact on revenue of $19.1 million, while increased realized prices contributed $14.2 million. Production volumes decreased primarily as a result of producing property sales in the first six months of 2002 as well as the properties sold in January 2003 in connection with the sale of Canadian Abraxas and Old Grey Wolf.

     Average sales prices net of hedging losses for the nine months ended September 30, 2003 were:

     o  $ 30.55 per Bbl of crude oil,
     o  $ 24.27 per Bbl of natural gas liquid, and
     o  $  4.93 per Mcf of natural gas

 Average sales prices net of hedging losses for the nine months ended September 30, 2002 were:

     o  $ 22.27 per Bbl of crude oil,
     o  $ 16.53 per Bbl of natural gas liquid, and
     o  $  2.25 per Mcf of natural gas

     Crude oil production volumes declined from 215.5 MBbls during the nine months ended September 30, 2002 to 179.7 MBbls for the same period of 2003. Contributing to the decrease in production were properties sold during the second quarter of 2002 which contributed 13.4 MBbls in the first nine months of 2002 and the Canadian properties sold in January 2003 which contributed 21.1 MBbls during the first nine months of 2002 compared to 15.2 MBbls during the nine months ended September 30, 2003 (through January 23, 2003). Natural gas production volumes declined to 4,669 MMcf for the nine months ended September 30, 2003 from 11,692 MMcf for the same period of 2002. As discussed above, property sales in the second quarter of 2002 and in January 2003 contributed to the decline in natural gas production volumes. Properties sold in the second quarter of 2002 contributed 259.5 MMcf during the nine months ended September 30, 2002, through the date of the sale (May 31, 2002). The Canadian properties sold in January 2003, contributed 7,353 MMcf for the nine months ended September 30, 2002 compared to 345 MMcf for the period ended September 30, 2003 (through January 23, 2003). This decline was partially offset by new production from current drilling activities.

    Lease Operating Expenses. Lease operating expenses and natural gas processing costs ("LOE") for the nine months ended September 30, 2003 decreased to $7.2 million from $11.2 million for the same period in 2002. The decrease in LOE is primarily due the sale of Canadian Abraxas and Old Grey Wolf in January 2003. LOE related to the properties owned by Canadian Abraxas and Old Grey Wolf was $5.3 million for the nine months ended September 30, 2002 as compared to LOE of $0.7 million for the nine months ended September 30, 2003 related to current Canadian operations. LOE on a per MCFE basis for the nine months ended September 30, 2003 was $1.21 per Mcfe as compared to $0.80 for the same period of 2002.

     General and administrative ("G&A") Expenses. G&A expenses decreased from $4.6 million for the first nine months of 2002 to $3.8 million for the first nine months of 2003. The decrease in G&A expense was primarily due to a reduction in personnel in connection with the sale of Canadian Abraxas and Old

Grey Wolf on January 23, 2003. G&A expense on a per Mcfe basis was $0.63 for the first nine months of 2003 compared to $0.33 for the same period of 2002. The per Mcfe increase was attributable to lower production volumes in the nine month period ended September 30, 2003 as compared to the same period of 2002.

     Stock-based Compensation. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share. We recognized expense of approximately $467,000 during the nine months ended September 30, 2003 related to these repricings. During 2002, we did not recognize any stock-based compensation expense.

     Depreciation, Depletion and Amortization Expenses. DD&A expense decreased to $7.9 million for the nine months ended September 30, 2003 from $21.0 million for the same period of 2002. The decrease in DD&A was primarily due to the sale of our Canadian subsidiaries in January 2003 as well as ceiling limitation write-downs in the second quarter of 2002. Our DD&A on a per Mcfe basis for the nine months ended September 30, 2003 was $1.32 per Mcfe as compared to $1.49 in 2002. These decreases were due to reduced production volumes in 2002 and reduction in the full cost pool as a result of prior ceiling limitation write-downs.

     Interest Expense. Interest expense decreased to $12.9 million for the nine months ended September 30, 2003 compared to $25.8 million for the same period of 2002. The decrease in interest expense was due to the reduction in long-term debt in the first nine months of 2003. Long-term debt was reduced as a result of the financial transactions which occurred on January 23, 2003 as described in
Note 2 in the Notes to Consolidated Financial Statements.

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

     The risk that we will be required to write-down the carrying value of our crude oil and natural gas assets increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves or if purchasers or governmental action cause an abrogation of, or if we voluntarily cancel, long-term contracts for our natural gas. As of June 30, 2002, our net capitalized costs of crude oil and natural gas properties exceeded the present value of our estimated proved reserves by $138.7 million ($28.2 million on the U.S. properties and $110.5 million on the Canadian properties). As a result, during the nine months ended September 30, 2002, we incurred a proved-property impairment write-down of approximately $116 million primarily due to volatile commodity prices. These amounts were calculated considering June 30, 2002 period-end prices of $26.12 per Bbl for crude oil and $2.16 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. We used the subsequent prices to evaluate our Canadian properties, and reduced the period end June 30, 2002 write-down to an amount of $87.8 million on those properties. The subsequent prices in the U.S. would not have resulted in a reduction of the write-down for the U.S. properties. At September 30, 2003 the Company's net capitalized cost of crude oil and natural gas properties did not exceed the present value of its estimated reserves and as such no further write-down was recorded.

     We cannot assure you that we will not experience additional write-downs in the future. Should commodity prices decline or if any of our proved reserves are revised downward, a further write-down of the carrying value of our crude oil and natural gas properties may be required.

     Income taxes. Income tax benefit decreased to $377,000 for the nine months ended September 30, 2003 from a benefit of $30.2 million for the first nine months of 2002. The benefit in 2002 was related to the ceiling limitation write-down that occurred in the second quarter of 2002. There is no current or deferred income tax benefit for the U.S. net losses due the 100% valuation allowance which has been recorded against such benefits.

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

     Working Capital At September 30, 2003, we had current assets of $9.2 million and current liabilities of $18.4 million resulting in a working capital deficit of $9.2 million. This compares to a working capital deficit of $65.7 million at December 31, 2002 and a working capital deficit of $64.2 million at September 30, 2002. Current liabilities at September 30, 2003 consisted of trade payables of $7.9 million, revenues due third parties of $2.4 million, accrued interest of $5.1 million related to our new notes, of which $4.8 million is non-cash and other accrued liabilities of $3.0 million. After giving effect to the scheduled principal reductions required during 2003 under our new senior credit agreement we will have cash interest expense of approximately $4.0 million. We do not expect to make cash interest payments with respect to the outstanding new notes, and the issuance of additional new notes in lieu of cash interest payments thereon will not affect our working capital balance.

     Capital expenditures. Capital expenditures during the first nine months of 2003 were $16.3 million compared to $33.4 million during the same period of 2002. The table below sets forth the components of these capital expenditures on a historical basis for the nine months ended September 30, 2003 and 2002.

                                                             Nine Months Ended
                                                              September 30
                                                         -----------------------
                                                            2003         2002
                                                         -----------------------
Expenditure category (in thousands):
  Development ....................................        $15,595        $33,240
  Facilities and other ...........................            732            152
                                                          -------        -------
      Total ......................................        $16,327        $33,392
                                                          =======        =======

     During the nine months ended September 30, 2003 and 2002, capital expenditures were primarily for the development of existing properties. For 2003, our capital expenditures are subject to limitations imposed under the new senior credit facility as amended and new notes, including a maximum annual capital expenditure budget of $18 million for 2003, and subject to reduction in the event of a reduction in our net assets. Our Senior Credit facility was amended on October 30, 2003 allowing for capital expenditures of up to $18 million for 2003, but reducing our capital expenditures limit for 2004 from $10 million to $7 million. Our capital expenditures could include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline from current levels, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                            2003          2002
                                                         ----------------------
                                                              (In thousands)
                                                         ----------------------
Net cash (used) provided by operating activities .....    $  9,587     $ (2,820)
Net cash provided by investing activities ............      70,524          286
Net cash (used) provided by financing activities .....     (82,974)       8,605
                                                          --------     --------
Total ................................................    $ (2,863)    $  6,071
                                                          ========     ========

     Operating activities during the nine months ended September 30, 2003 provided $9.6 million cash compared to using $2.8 million in the same period in 2002. Net income plus non-cash expense items during 2003 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities used $83.0 million for the first nine months of 2003 compared to providing $8.6 million for the same period of 2002. Most of these funds were used to reduce our long-term debt and were generated by the sale of our Canadian subsidiaries and the exchange offer completed in January 2003. Investing activities provided $70.5 million for the nine months ended September 30, 2003 compared to using $286,000 for the same period of 2002. The sale of our Canadian subsidiaries contributed $86.9 million in 2003 reduced by $17.0 million in exploration and development expenditures. Expenditures in 2002 were primarily for the development of crude oil and natural gas properties.

     Future Capital Resources We will have four principal sources of liquidity going forward: (i) cash on hand, (ii) cash from operating activities, (iii) funding under the new senior credit agreement and (iv) sales of producing properties, however, covenants under the indenture for the outstanding new notes and the new senior credit agreement restrict our use of cash on hand, cash from operating activities and any proceeds from asset sales. We may attempt to raise additional capital through the issuance of additional debt or equity securities, though the terms of the new note indenture and the new senior credit agreement substantially restrict our ability to:

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

     Contractual Obligations We are committed to making cash payments in the future on the following types of agreements:

     o   Long-term debt
     o   Operating leases for office facilities

     We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2003:



                                Payments due in:
Contractual Obligations
(dollars in thousands)
----------------------------- --------------------------------------------------------------------------
                                 Total        Less than                                 More than 5
                                              one year      1-3 years     3-5 years        years
----------------------------- ------------- -------------- ------------- ------------- -----------------
Long-Term Debt (1)            $   230,638   $        -     $   46,394    $  184,244     $        -
Operating Leases (2)                1,281          363            752           166              -


(1) These amounts represent the balances outstanding under the term loan facility, the revolving credit facility and the new notes. These repayments assume that interest will be capitalized under the term loan facility and that periodic interest on the revolving credit facility will be paid on a monthly basis and that we will not draw down additional funds there under.
(2) Office lease obligations for office space for Abraxas and New Grey Wolf expire in April 2006 and April 2008, respectively.

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

Long-Term Indebtedness

     New Notes . In connection with the financial restructuring, Abraxas issued $109.7 million in principal amount of it's 11 1/2% Secured Notes due 2007 in exchange for the second lien notes and old notes tendered in the exchange offer. The new notes were issued under an indenture with U.S. Bank, N. A. senior secured credit agreement

     The new notes accrue interest from the date of issuance, at a fixed annual rate of 11 1/2%, payable in cash semi-annually on each May 1 and November 1, commencing May 1, 2003, provided that, if we fail, or are not permitted pursuant to our new senior credit agreement or the intercreditor agreement between the trustee under the indenture for the new notes and the lenders under the new senior credit agreement, to make such cash interest payments in full, we will pay such unpaid interest in kind by the issuance of additional new notes with a principal amount equal to the amount of accrued and unpaid cash interest on the new notes plus an additional 1% accrued interest for the applicable period. Upon an event of default, the new notes accrue interest at an annual rate of 16.5%.

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

Period                                                           Percentage

From June 24, 2003 to January 23, 2004..............................91.4592%
From January 24, 2004 to June 23, 2004..............................97.1674%
From June 24, 2004 to January 23, 2005..............................98.5837%
Thereafter.........................................................100.0000%

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

     Revolving Credit Facility. Lenders under the new senior credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $50 million. Our current borrowing base under the revolving credit facility is $48.7 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior credit agreement. We have borrowed $42.5 million under the revolving credit facility, all of which was used to make cash payments in connection with the financial restructuring. We plan to use the remaining borrowing availability under the new senior credit agreement to fund our operations, including capital expenditures. As of September 30, 2003, the balance of the facility was $40.9 million

         Covenants. Under the new senior credit agreement, Abraxas is subject to customary covenants and reporting requirements. Certain financial covenants require Abraxas to maintain minimum levels of consolidated EBITDA (as defined in the new senior credit agreement), minimum ratios of consolidated EBITDA to cash interest expense and a limitation on annual capital expenditures. In addition, at the end of the day before the end of each fiscal quarter, if the aggregate amount of our cash and cash equivalents exceeds $2.0 million, we are required to repay the loans under the new senior credit agreement in an amount equal to such excess. The new senior credit agreement also requires us to enter into hedging agreements on not less than 25% or more than 75% of our projected oil and gas production. We are also required to establish deposit accounts at financial institutions acceptable to the lenders and we are required to direct our customers to make all payments into these accounts. The amounts in these accounts will be transferred to the lenders upon the occurrence and during the continuance of an event of default under the new senior credit agreement.

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

Hedging Activities.

     Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. Under the new senior credit agreement, we are required to maintain hedge positions on not less than 25% or more than 75% of our projected oil and gas production for a six month rolling period. On January 23, 2003, we entered into a collar option agreement with respect to 5,000 MMBtu per day, or approximately 25% of our production, at a call price of $6.25 per MMBtu and a put price of $4.00 per MMBtu, for the months of February through July 2003. In February 2003, we entered into a second hedge agreement related to 5,000 MMBtu for the months of March 2003 through February 2004 which provides for a floor price of $4.50 per MMBtu. In September 2003 the Company entered into an additional hedge agreement for 2,000 MMBtu per day with a floor of $4.00 per MMBtu and 500 Bbl per day of crude oil with a floor of $22.00 per Bbl. This agreement is for the months of March and April 2004. We incurred cost of $615,000 related to these hedges for the nine months ended September 30, 2003.

     The following table sets forth our hedge position as of September 30, 2003:

              Time Period                     Notional Quantities                   Price                Fair Value
---------------------------------------- ------------------------------ ------------------------------ ----------------
March 1, 2003 - February 29, 2004        5,000 MMBtu of natural gas     Floor of $4.50                    $ 121,591
                                         production per day
March 1, 2004 - April 30, 2004           2,000 MMBtu of natural gas     Floor of $4.00                        6,534
                                         production per day
March 1, 2004 - April 30, 2004           500 Bbl of crude oil           Floor of $22.00                      20,147
                                         production per day
                                                                                                       ----------------
                                                                                                          $ 168,272
                                                                                                       ================

     All hedge transactions are subject to our risk management policy, approved by the Board of Directors. We formally document all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.


Net Operating Loss Carryforwards.

     At December 31, 2002 the Company had, subject to the limitation discussed below, $171.7 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2003 through 2022 if not utilized. At December 31, 2002, the Company had approximately $1.0 million of net operating loss carryforwards for Canadian tax purposes. These carryforwards will expire from 2003 through 2009 if not utilized. In connection with January 2003 financial transactions, certain of the loss carryforwards may be utilized.

    In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $39.7 million and $99.1 million for deferred tax assets at December 31, 2001 and 2002, respectively. At September 30, 2003 the Company has established a the 100% valuation allowance to offset the benefit of net losses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     Our exposure to market risk rests primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manage crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Assuming the production levels we attained during the nine months ended September 30, 2003, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income (loss) by approximately $3.4 million for the nine months ended September 30, 2003.

Hedging Sensitivity

     On January 1, 2001, we adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value.

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of September 30, 2003, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of approximately $16,800 and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of approximately $16,800.

Interest rate risk

     As a result of the financial restructuring that occurred in January 2003, at September 30, 2003 we have $45.4 million in outstanding indebtedness under the new senior credit agreement, accruing interest at a rate of prime plus 4.5%, subject to a minimum interest rate of 9.0%. In the event that the prime rate (currently 4.0%) rises above 4.5% the interest rate applicable to our outstanding indebtedness under the new senior credit agreement will rise accordingly. For every percentage point that the prime rate rises above 4.5%, our interest expense would increase by approximately $454,000 on an annual basis. Our new notes accrue interest at fixed rates and is accordingly not subject to fluctuations in market rates.

Foreign Currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre-tax income of $1.4 million for the nine months ended September 30, 2003. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net income by approximately $72,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

Item 4.  Controls  and Procedures.
---------------------------------

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were adequate and designed to ensure that material information relating to Abraxas and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities. There were no changes in our internal controls that could materially affect, or are reasonably likely to materially affect our financial reporting during the third quarter of 2003.

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

           (b) Reports on Form 8-K:

               1. Current   Report   on   Form   8-K   filed   on   August   13,
                  2003.,Discolsure of Operations and Financial Condition, including press release announcing Second Quarter 2003 Financial Results.

               2. Current Report on Form 8-K filed on October 2, 2003 Regulation
                  FD, including exhibit of materials presented at Take Stock Texas Symposium in San Antonio, Texas.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)



    Date:  November 13,  2003           By:/s/
         --------------------              -------------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  November 13, 2003            By:/s/
         -------------------                 -------------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer