Form 10-K
period 2003-12-31
ABRAXAS PETROLEUM CORP
filed 2004-03-11
CIK 867665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
                          -----------------------------

             (Exact name of Registrant as specified in its charter)

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


     The aggregate market value of the voting stock (which consists solely of shares of common stock) held by nonaffiliates of the registrant as June 30, 2003, based upon the closing per share price of $1.08, was approximately $30,917,000 on such date.

     The number of shares of the issuer's common stock, par value $.01 per share, outstanding as of March 9, 2004 was 36,267,337 shares of which 29,068,400 shares were held by non-affiliates.

Documents  Incorporated  by  Reference:   Portions  of  the  registrant's  Proxy
Statement relating to the 2004 Annual Meeting of Shareholders to be held on May 21, 2004 have been incorporated by reference herein (Part III).

                          ABRAXAS PETROLEUM CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS
                                     PART I
                                                                          Page

Item 1.  Business............................................................5
          General............................................................5
          Markets and Customers..............................................6
          Risk Factors.......................................................7
          Regulation of Crude Oil and Natural Gas Activities................13
          Canadian Royalty Matters..........................................15
          Environmental Matters  ...........................................17
          Title to Properties...............................................19
          Employees.........................................................19

Item 2.  Properties.........................................................19
          Primary Operating Areas...........................................19
          Exploratory and Developmental Acreage.............................20
          Productive Wells..................................................21
          Reserves Information..............................................21
          Crude Oil, Natural Gas Liquids and Natural Gas
            Production and Sales Price .....................................23
          Drilling Activities...............................................24
          Office Facilities.................................................24
          Other Properties..................................................25

Item 3.   Legal Proceedings.................................................25

Item 4.   Submission of Matters to a Vote of Security Holders...............25

Item 4A.  Executive Officers of Abraxas.....................................25


                                     PART II

Item 5.   Market for Registrant's Common Equity
            and Related Stockholder Matters.................................27
          Market Information................................................27
          Holders...........................................................27
          Dividends.........................................................27
          Recent Sales of Unregistered Securities...........................27

Item 6.   Selected Financial Data...........................................28

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................28
             General........................................................28
             Results of Operations..........................................31
             Liquidity and Capital Resources................................35
             Critical Accounting Policies...................................41
             New Accounting Pronouncements..................................44

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk........46

Item 8.   Financial Statements and Supplementary Data.......................47

Item 9.   Changes in and Disagreements with Accountants
 on Accounting and Financial Disclosure.....................................48

Item 9A.   Controls and Procedures..........................................48

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant  ..............48

Item 11.  Executive Compensation............................................49

Item 12.  Security Ownership of Certain Beneficial Owners and Management....49

Item 13.  Certain Relationships and Related Transactions....................49

Item 14.  Principal Accountant Fees and Services ...........................49

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K........................................49


           SIGNATURES.......................................................54

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

                                     PART I

Item 1. Business

General

     Abraxas Petroleum Corporation is an independent energy company engaged primarily in the acquisition, development, exploitation and production of crude oil and natural gas. Our principal means of growth has been through the acquisition and subsequent development and exploitation of producing properties. As a result of our historical acquisition activities, we believe that we have a substantial inventory of low risk exploitation and development opportunities, the successful completion of which is critical to the maintenance and growth of our current production levels.

     In this report, PV-10 means estimated future net revenue discounted at a rate of 10% per annum, before income taxes and with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the Securities and Exchange Commission. A Mcf is one thousand cubic feet of natural gas. MMcf is used to designate one million cubic feet of natural gas and Bcf refers to one billion cubic feet of natural gas. Mcfe means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of crude oil to six Mcf of natural gas. MMcfe means millions of cubic feet of natural gas equivalents and Bcfe means billions of cubic feet of natural gas equivalents. MMBtu means million British Thermal Units. The term Bbl means one barrel of crude oil or natural gas liquids and MBbls is used to designate one thousand barrels of crude oil or natural gas liquids.

     Our principal areas of operation are Texas and western Canada. At December 31, 2003, we owned interests in 263,730 gross acres (183,354 net acres), and operated properties accounting for approximately 88% of our PV-10, affording us substantial control over the timing and incurrence of operating and capital expenditures. At December 31, 2003 estimated total proved reserves were 121.1 Bcfe with an aggregate PV-10 of $216.8 million. During 2003, we continued exploitation activities on our U.S. and Canadian properties. We participated in the drilling of 24 gross (11.8 net) wells with 23 gross (11.3 net) being successful. The Company invested $18.3 million in capital spending on these activities during 2003. At the end of 2003, as a result of these activities, our average daily production was approximately 24 MMcfe per day which represented a 26% increase from the daily production rate at the beginning of the year (excluding production from the Canadian properties sold in January 2003).


    In January 2003, we completed the following restructuring transactions:

          o The closing of the sale of the capital stock of our wholly-owned subsidiaries Canadian Abraxas Petroleum Limited, referred to herein as Canadian Abraxas, and Grey Wolf Exploration Inc., referred to herein as Old Grey Wolf, to a Canadian royalty trust for approximately $138 million.

          o The closing of a new senior credit agreement consisting of a term loan facility of $4.2 million and a revolving credit facility of up to $50 million with an initial borrowing base of $49.9 million, of which $42.5 million was used to fund the exchange offer described below and the remaining availability funded the continued development of our existing crude oil and natural gas properties.

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

As a result of these transactions, we reduced the principal amount of our total outstanding long-term debt from approximately $300 million at December 31, 2002 to approximately $156.4 million at January 23, 2003 ($184.6 million at December 31, 2003) and reduced our annual cash interest payment from approximately $34 million to approximately $4 million, assuming that, as required under the senior credit agreement, Abraxas continues to issue additional notes in lieu of cash interest payments on the New Notes.

     On February 23, 2004, we entered into an amendment to our existing senior credit agreement providing for two revolving credit facilities and a new non-revolving credit facility. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date for these credit facilities is February 1, 2007. We have included a detailed summary of our amended senior credit agreement in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Long-Term Indebtedness - Senior Credit Agreement".


Markets and Customers

     The revenue generated by our operations is highly dependent upon the prices of, and demand for, crude oil and natural gas. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our crude oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability and cash flow from operations. You should read the discussion under "Risk Factors - Crude oil and natural gas prices and their volatility could adversely effect our revenues, cash flows and profitability" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for more information relating to the effects on us of decreases in crude oil and natural gas prices.

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

     Substantially all of our crude oil and natural gas is sold at current market prices under short-term arrangements, as is customary in the industry. During the year ended December 31, 2003 three purchasers accounted for approximately 80% of our United States crude oil and natural gas sales and three customers accounted for approximately 91% of our crude oil and natural gas sales in Canada. We believe that there are numerous other companies available to purchase our crude oil and natural gas and that the loss of one or more of these purchasers would not materially affect our ability to sell crude oil and natural gas. The prices we realize for the sale of our crude oil and natural gas are subject to our hedging activities. You should read the discussion under "Management's Discussion and Analysis of Financial Condition And Results of Operations -- Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk; Commodity Price Risk" for more information regarding our historical hedging activities.

Risk Factors

Risks Related to Our Company

     Our reduced operating cash flow resulting from the sale of Canadian Abraxas and Old Grey Wolf may put significant strain on our liquidity and cash position. Our reduced operating cash flow and resulting limited liquidity has caused us, and the limitations imposed by our senior credit agreement and the New Notes will cause us, to reduce capital expenditures, including exploitation and development projects. These reductions will limit our ability to replenish our depleting reserves, which could negatively impact our cash flow from operations and results of operations in the future. In addition, under the terms of the New Notes, we are required, to the extent permitted, to pay down debt under our senior credit agreement and, if permitted, the New Notes, with our cash flow which is not required to pay our capital expenditures or make cash interest and tax payments.

     The effects of our reduced operating cash flow will be exacerbated by our high level of debt, which will affect our operations in several important ways, including:

          o A portion of our cash flow from operations could be required to make principal and interest payments on our outstanding indebtedness and may not be available for other purposes, including developing our properties;

          o The covenants contained in the indenture governing the New Notes and in the senior credit agreement will limit our ability to borrow additional funds or to dispose of assets or use the proceeds of any asset sales and may affect our flexibility in planning for, and reacting to, changes in our business; and

          o Our debt level may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, interest payments, scheduled principal payments, general corporate purposes or other purposes.

     Our limited liquidity and restrictions on uses of cash dictated by both our senior credit agreement and the New Notes, combined with our high debt levels, may hinder our ability to satisfy the substantial capital requirements related to our operations. The success of our future operations will require us to make substantial capital expenditures for the exploitation, development and production of crude oil and natural gas.

     Under the terms of the senior credit agreement and the New Notes, Abraxas is subject to cash and expenditures covenants including limitations on capital expenditures. These limitations will have the effect of limiting our ability to develop our crude oil and natural gas properties because much of our cash flow may be used for debt service. As a result, our ability to replace production may be limited. You should read the discussion under "Our ability to replace production with new reserves is highly dependent on acquisitions or successful development and exploration activities" for more information regarding the risks associated with limitations on our ability to develop our crude oil and natural gas properties.

     Hedging transactions may limit our potential gains. Under the terms of the senior credit agreement, we are required to maintain commodity price hedging positions on not less than 40% and not more than 75% of our estimated production for a rolling six-month period. As of December 31, 2003 we had floors in place as follows:

          Time Period                   Notional Quantities          Price
-----------------------------------------------------------------------------
March 1, 2003 - February 29,     5,000 MMBtu of natural gas     Floor of $4.50
2004                             production per day

March 1, 2004 - April 30, 2004   2,000 MMBtu of natural gas     Floor of $4.00
                                 production per day
March 1, 2004 - April 30, 2004   500 Bbls of crude oil          Floor of $22.00
                                 production per day
May 2004                         2,000 MMbtu of natural gas     Floor of $4.00
                                 production per day
May 2004                         500 Bbls of crude oil          Floor of $22.00
                                 production per day
June 2004                        800 Bbls of crude oil          Floor of $22.00
                                 production per day
July 2004                        2,000 MMbtu of natural gas     Floor of $4.00
                                 production per day
July 2004                        500 Bbls of crude oil          Floor of $22.00
                                 production per day

     Subsequent to year-end, we have entered into additional agreements similar to those scheduled above (floors) in volume amounts sufficient to reach the 40% threshold required by our senior credit agreement. We anticipate continuing to purchase similar floors in the future to satisfy our requirements under the senior credit agreement.

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

     In 2001, 2002 and 2003, we experienced hedging losses of $12.1 million, $3.2 million and $842,000, respectively.

     Our ability to replace production with new reserves is highly dependent on acquisitions or successful development and exploitation activities. The rate of production from crude oil and natural gas properties declines as reserves are depleted. Our proved reserves will decline as reserves are produced unless we acquire additional properties containing proved reserves, conduct successful exploration, exploitation and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. Our future crude oil and natural gas production is therefore highly dependent upon our level of success in acquiring or finding additional reserves. While we have had some success in pursuing these activities, we have not been able to fully replace the production volumes lost from natural field declines and property sales. We have implemented a number of measures to conserve our cash resources, including postponement of exploration and development projects. However, while these measures will conserve our cash resources in the near term, they will also limit our ability to replenish our depleting reserves, which could negatively impact our cash flow from operations in the future. The terms of our senior credit agreement and the new notes limit our capital expenditures which will further limit our ability to replenish our reserves and replace production. Further, in addition to the effects of our limited liquidity, our operations may be curtailed, delayed or cancelled by other factors, such as title problems, weather, compliance with governmental regulations, mechanical problems or shortages or delays in the delivery of equipment. We cannot assure you that our exploration and development activities will result in increases in reserves.

     Use of our net operating loss carryforwards may be limited. At December 31, 2003, Abraxas had, subject to the limitation discussed below, $100.6 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2003 through 2022 if not utilized. In connection with the January 2003 transactions described in Note 2, in Notes to Consolidated Financial Statements, Item 8, certain of the loss carryforwards were utilized.

     As to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that we can use annually is limited under U.S. tax law. Additionally, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, Abraxas has established a valuation allowance of $99.1 million and $76.1 million for deferred tax assets at December 31, 2002 and 2003, respectively.

     Crude oil and natural gas prices and their volatility could adversely affect our revenue, cash flows, profitability and growth. Our revenue, cash flows, profitability and future rate of growth depend substantially upon prevailing prices for crude oil and natural gas. Natural gas prices affect us more than crude oil prices because most of our production and reserves are natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. In addition, we may have ceiling limitation write-downs if prices decline. For example, during the second quarter of 2002, we had a ceiling limitation write down of approximately $116.0 million. Lower prices may also reduce the amount of crude oil and natural gas that we can produce economically.

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

          o  reducing our borrowing base under our senior credit agreement; and

          o  impairing our ability to obtain needed equity capital.

     Lower crude oil and natural gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for our crude oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties, as adjusted for asset retirement obligations. If net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and earnings. The risk that we will be required to write down the carrying value of crude oil and natural gas properties increases when crude oil and natural gas prices are low. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period.

     We have incurred ceiling limitation writedowns in the past. At June 30, 2002, for example, we recorded a ceiling limitation writedown of $116 million. We cannot assure you that we will not experience additional ceiling limitation write-downs in the future.

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

     The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the PV-10 thereof for the crude oil and natural gas properties described in this annual report are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 2003. The sales prices as of such date used for purposes of such estimates were $31.03 per Bbl of crude oil, $27.19 per Bbl of NGLs and $5.05 per Mcf of natural gas. This compares with $29.69 per Bbl of crude oil, $18.89 per Bbl of NGLs and $3.79 per Mcf of natural gas as of December 31, 2002. These estimates also assume that we will make future capital expenditures of approximately $50.4 million in the aggregate, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

         We have experienced recurring net losses. The following table shows the losses we had in 1998, 1999, 2001 and 2002:

                                       Years Ended December 31,
                                 1998        1999        2001       2002
                                 ----        ----        ----       ----

       Net loss                $(84.0)      $(36.7)    $(19.7)    $ (118.5)


     While we had net income in 2000 of $8.4 million, if the significant gain on the sale of an interest in a partnership were excluded, we would have experienced a net loss for the year of ($25.5) million. Similarly, while we had net income of $55.9 million in 2003, if the gain on the sale of our Canadian subsidiaries were excluded, we would have experienced a net loss for the year of ($13.0) million. We cannot assure you that we will become profitable in the future.

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

          o that our ability to develop, produce and market our reserves may be limited by:

          o  title problems,

          o  weather conditions,

          o  compliance with governmental requirements, and

          o mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment.

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

         United States Natural Gas Regulation

     Historically, the natural gas industry as a whole has been more heavily regulated than the crude oil or other liquid hydrocarbons market. Most regulations focused on transportation practices. Currently, the Federal Energy Regulatory Commission (the "FERC), requires each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and natural gas balancing services), and to adopt a new ratemaking methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate markets natural gas as a merchant, it does so pursuant to private contracts in direct competition with all of the sellers, such as us; however, pipeline companies and their affiliates are not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only," although many have affiliated marketers

     Transportation pipeline availability and shipping cost are major factors affecting the production and sale of natural gas. Our physical sales of natural gas are affected by the actual availability, terms and cost of pipeline transportation. The price and terms for access onto the pipeline transportation systems remain subject to extensive Federal regulation. Although FERC does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to and use of the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace. FERC continues to review and modify its regulations regarding the transportation of natural gas. For example, the FERC has recently begun a broad review of its natural gas transportation regulations, including how its regulations operate in conjunction with state proposals for natural gas marketing restructuring and in the increasingly competitive marketplace for all post-wellhead services related to natural gas.


     In recent years the FERC also has pursued a number of important policy initiatives which could significantly affect the marketing of natural gas in the United States. Most of these initiatives are intended to enhance competition in natural gas markets. FERC rules encouraging "spin downs," or the breakout of unregulated gathering activities from regulated transportation services, may have the adverse effect of increasing the cost of doing business on some in the industry, including us, as a result of the geographic monopolization of certain facilities by their new, unregulated owners. As to all of the FERC initiatives, the ongoing, or, in some instances, preliminary and evolving nature makes it impossible at this time to predict their ultimate impact on our business. However, we do not believe that any FERC initiatives will affect us any differently than other natural gas producers and marketers with which we compete.

     FERC decisions involving onshore facilities are more liberal in their reliance upon traditional tests for determining what facilities are "gathering" and therefore exempt from federal regulatory control. In many instances, what was in the past classified as "transmission" may now be classified as "gathering." We ship certain of our natural gas through gathering facilities owned by others, including interstate pipelines, under existing long term contractual arrangements. Although FERC decisions create the potential for increasing the cost of shipping our natural gas on third party gathering facilities, our shipping activities have not been materially affected by these decisions.

     In summary, all of the FERC activities related to the transportation of natural gas result in improved opportunities to market our physical production to a variety of buyers and market places, while at the same time increasing access to pipeline transportation and delivery services. Additional proposals and proceedings that might affect the natural gas industry in the United States are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective or their effect, if any, on our operations. The crude oil and natural gas industry historically has been very heavily regulated; thus there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

         State and Other Regulation

     All of the jurisdictions where we own producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas. These include provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units on an acreage basis and the density of wells which may be drilled and the unitization or pooling of crude oil and natural gas properties. In this regard, some states and provinces allow the forced pooling or integration of tracts to facilitate exploration while other states and provinces rely on voluntary pooling of lands and leases. In addition, state and provincial conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. Some states, such as Texas and Oklahoma, have, in recent years, reviewed and substantially revised methods previously used to make monthly determinations of allowable rates of production from fields and individual wells. The effect of all of these conservation regulations is to limit the speed, timing and amounts of crude oil and natural gas we can produce from our wells, and to limit the number of wells or the location at which we can drill.

     State and provincial regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take or service requirements, but does not generally entail rate regulation. In the United States, natural gas gathering has received greater regulatory scrutiny at both the state and federal levels in the wake of the interstate pipeline restructuring under FERC. For example, the Texas Railroad Commission enacted a Natural Gas Transportation Standards and Code of Conduct to provide regulatory support for the State's more active review of rates, services and practices associated with the gathering and transportation of natural gas by an entity that provides such services to others for a fee, in order to prohibit such entities from unduly discriminating in favor of their affiliates.

     For those operations on U.S. Federal or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, in the United States, the Minerals Management Service ("MMS") prescribes or severely limits the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS prohibits deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. Further, the MMS has been engaged in a process of promulgating new rules and procedures for determining the value of crude oil produced from federal lands for purposes of calculating royalties owed to the government. The crude oil and natural gas industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase. We cannot predict what, if any, effect any new rule will have on our operations.

Canadian Royalty Matters

     In addition to Canadian federal regulation, each province has legislation and regulations that govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of crude oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee. Crown royalties are determined by governmental regulation and are generally calculated as a percentage of the value of the gross production, and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type and quality of the petroleum product produced.

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

     The Province of Alberta requires the payment from lessees of oil and gas rights of annual rental payments as well as royalty payments. Regulations made pursuant to the Mines and Minerals Act (Alberta) provide various incentives for exploring and developing crude oil reserves in Alberta. Crude oil produced from horizontal extensions commenced at least five years after the well was originally spudded may qualify for a royalty reduction. An 8,000 cubic meters exemption is available to production from a well that has not produced for a 12-month period prior to January 31, 1993 or 24 consecutive months following such date. In addition, crude oil production from eligible new field and new pool wildcat wells and deeper pool test wells spudded or deepened after September 30, 1992, is entitled to a 12-month royalty exemption (to a maximum of CDN $1 million). Crude oil produced from low productivity wells, enhanced recovery schemes (such as injection wells) and experimental projects is also subject to royalty reductions.

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

     In Alberta, a producer of crude oil or natural gas is entitled to credit against the royalties payable to the Crown by virtue of the Alberta Royalty Tax Credit ("ARTC") program. The ARTC program is based on a price-sensitive formula, and the ARTC rate currently varies between 75% for prices for crude oil at or below CDN $100 per cubic meter (CDN $15.90 per Bbl) and 35% for prices above CDN $210 per cubic meter (CDN $33.38 per Bbl). The ARTC rate is currently applied to a maximum of CDN $2.0 million of Alberta Crown royalties payable for each producer or associated group of producers. Crown royalties on production from producing properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible for ARTC. The rate is established quarterly based on average "par price", as determined by the Alberta Department of Energy for the previous quarterly period.

     Producers of crude oil and natural gas in British Columbia are also required to pay annual rental payments in respect of Crown leases and royalties and freehold production taxes in respect of crude oil and natural gas produced from Crown and freehold lands respectively. British Columbia also classifies conventional crude oil into the three categories of Old Oil, New Oil and Third Tier Oil. The amount payable as a royalty in respect of crude oil depends on the vintage of the crude oil (whether it was produced from a pool discovered before or after October 31, 1975) or a pool in which no well was completed on June 1,
1998), the quantity of crude oil produced in a month and the value of the crude oil. Crude oil produced from a discovery well may be exempt from the payment of a royalty for the first 36 months of production to a maximum production of 72,024 Bbls. The royalty payable on natural gas is determined by a sliding scale based on a classification of the gas based on whether it is conservation gas (gas associated with marketed oil production) and by drilling and land lease date and on a reference price which is the greater of the amount obtained by the producer and at prescribed minimum price. Conservation gas has a minimum royalty of 8%. The royalty rate ranges from between 9% and 27% for wells drilled on lands issued after May 31, 1998 and before January 1, 2003 and completed within 5 years of the date the lands were issued and between 12% and 27% for wells spudded after May 31, 1998 on lands where rights had been issued as of May 31, 1998.

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

     All of our oil and gas wells will require proper plugging and abandonment when they are no longer producing. We post bonds with most regulatory agencies to ensure compliance with our plugging responsibility. Plugging and abandonment operations and associated reclaimation of the surface production site are important components of our environmental management system. We plan accordingly for the ultimate disposition of properties that are no longer producing.

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

Employees

     As of March 9, 2004, we had 46 full-time employees in the United States, including 3 executive officers, 3 non-executive officers, 1 petroleum engineer, 1 geologist, 5 managers, 1 landman, 11 administrative and support personnel and 21 field personnel. Additionally, we retain contract pumpers on a month-to-month basis. We retain independent geological and engineering consultants from time to time on a limited basis and expect to continue to do so in the future.

     As of March 9, 2004, New Grey Wolf had 11 full-time employees, including 4 executive officers, 1 non-executive officer, 2 geologists and, 4 technical and clerical personnel in Canada.

Available Information

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments filed with the Securities and Exchange Commission are available on our web site at www.abraxaspetroleum.com in the Investor Relations section as soon as practicable after such reports are filed.

Item 2.  Properties

Primary Operating Areas

Texas

     Our U.S. operations are concentrated in South and West Texas with over 99% of the PV-10 of our U.S. crude oil and natural gas properties at December 31, 2003 located in those two regions. We operate 94% of our wells in Texas. During 2003, we drilled a total of six new wells (3.73 net) in Texas with a 100% success rate.

     Operations in South Texas are concentrated along the Edwards trend in Live Oak and DeWitt Counties, the Frio/Vicksburg trend in San Patricio County and the Wilcox trend in Goliad County. In total in South Texas we own an average 93% working interest in 43 wells with average production of 239 net Bbls of crude oil and NGLs and 6,210 net Mcf of natural gas per day for the year ended December 31, 2003. As of December 31, 2003 we had estimated net proved reserves in South Texas of 28.6 Bcfe (82% natural gas) with a PV-10 of $57.7 million, 70% of which was attributable to proved developed reserves.

     Our West Texas operations are concentrated along the deep Devonian/Montoya/Ellenberger formations and shallow Cherry Canyon sandstones in Ward County and in the Sharon Ridge Clearfork Field in Scurry County. In September 2000, we entered into a farmout agreement with EOG Resources Inc. whereby EOG earned a 75% working interest in Abraxas' then existing Ward County Montoya acreage by paying Abraxas $2.5 million and paying 100% of the cost of the first five wells, the last of which came on line in December 2002. Two wells were drilled in 2003 in which Abraxas was responsible for its pro rata share of drilling and development cost. The farmout agreement terminated in early January 2004 and accordingly, EOG is obligated to reassign all unearned acreage to Abraxas.

     In total in West Texas we own an average 74% working interest in 158 wells with average daily production of 338 net Bbls of crude oil and NGLs and 6,887 net Mcf of natural gas per day for the year ended December 31, 2003. As of December 31, 2003, we had estimated net proved reserves in West Texas of 71.1 Bcfe (80% natural gas) with a PV-10 of $103.6 million, 60% of which was attributable to proved developed reserves.

Wyoming

     We currently hold over 60,000 contiguous acres in the Powder River Basin in east central Wyoming. The Company has drilled and operates 5 wells in Converse and Niobrara counties that were completed in the Turner and Niobrara formations. We own a 100% working interest in these wells that produced an average of 31 net barrels of crude oil per day in 2003. As of December 31, 2003 we had estimated net proved producing reserves in Wyoming of 68,669 barrels of crude oil with a PV-10 of $280,843.

Western Canada

     We own properties in western Canada, consisting primarily of natural gas reserves and undeveloped acreage in the provinces of Alberta and British Columbia. Our Alberta properties are in two concentrated areas; the Caroline field, 60 miles northwest of Calgary and the Peace River Arch area in northwestern Alberta. We entered into a farmout agreement with PrimeWest in connection with the sale of Canadian Abraxas and Old Grey Wolf in January of 2003 to jointly develop these areas in the future. Our other Canadian operations are located in the Ladyfern area of northeast British Columbia. During 2003, we drilled a total of 18 new wells (8.1 net) with a 95% success rate.

     As of December 31, 2003 New Grey Wolf had estimated net proved  reserves of
21.0 Bcfe (77% natural gas) with a PV-10 of $55.2 million of which 76% was attributable to proved developed reserves. For the year ended December 31, 2003, the Canadian properties produced an average of approximately 111 net Bbls of crude oil and NGLs per day and 2,328 net Mcf of natural gas per day.

Exploratory and Developmental Acreage

     Our principal crude oil and natural gas properties consist of non-producing and producing crude oil and natural gas leases, including reserves of crude oil and natural gas in place. The following table indicates our interest in developed and undeveloped acreage as of December 31, 2003:

                             Developed and Undeveloped Acreage
                ----------------------------------------------------------------
                                 As of December 31, 2003
                ----------------------------------------------------------------
                     Developed Acreage (1)               Undeveloped Acreage (2)
                --------------------------------- ------------------------------
                  Gross Acres (3)   Net Acres (4) Gross Acres (3)  Net Acres (4)
                ---------------   --------------- --------------- --------------
  Canada             18,238             9,075        155,246           93,866
  Texas              23,671            18,978          5,864            4,692
  Wyoming             3,200             3,200         57,431           53,519
  N. Dakota               -                 -             80               24
                ---------------   ------------------------------  --------------
       Total         45,109            31,253        218,621          152,101
                ===============   ==============================  ==============
---------------

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

Productive Wells

     The following table sets forth our total gross and net productive wells expressed separately for crude oil and natural gas, as of December 31, 2003:

                                        Productive Wells (1)
                          -------------------------------------------------
                                      As of December 31, 2003
       ----------------   -------------------------------------------------
       State/Country                 Crude Oil            Natural Gas
       ----------------   ------------------------- -----------------------
                            Gross(2)       Net(3)    Gross(2)       Net(3)
                          ------------- ----------- ----------- -----------
       Canada                    29.0        5.1       205.0        17.0
       Texas                    140.5      112.6        60.5        44.7
       Wyoming                    5.0        5.0        18.0         -
       N. Dakota                  1.0        -           -           -
                          ------------- ----------- ----------- -----------
                Total           175.5      122.7       283.5        61.7
                          ============= =========== =========== ===========
------------
(1) Productive wells are producing wells and wells capable of production.
(2) A gross well is a well in which we own an interest. The number of gross wells is the total number of wells in which we own an interest.
(3) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of our fractional working interest owned in gross wells.

Reserves Information

     The crude oil and natural gas reserves of the U.S. operations only have been estimated as of January 1, 2004, January 1, 2003, and January 1, 2002, by DeGolyer and MacNaughton, of Dallas, Texas. The reserves of the Canadian operations as of January 1, 2004 and January 1, 2003 have been estimated by DeGolyer and MacNaughton, and the reserves as of January 1, 2002 were estimated by McDaniel and Associates Consultants Ltd. of Calgary, Alberta. The January 1, 2003 reserves attributable to the Canadian properties which were sold in connection with the sale of Canadian Abraxas and Old Grey Wolf were estimated internally. The January 1, 2004 reserves related to an override which was retained by New Grey Wolf were estimated internally. Crude oil and natural gas reserves, and the estimates of the present value of future net revenues there-from, were determined based on then current prices and costs. Reserve calculations involve the estimate of future net recoverable reserves of crude oil and natural gas and the timing and amount of future net revenues to be received there from. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.

     The following table sets forth certain information regarding estimates of our crude oil, natural gas liquids and natural gas reserves as of January 1, 2002, January 1, 2003 and January 1, 2004:

                                                Estimated Proved Reserves
                                         --------------------------------------
                                            Proved        Proved        Total
                                           Developed   Undeveloped     Proved
                                         ------------ -------------- ----------
      As of January 1, 2002 (1)
        Crude oil (MBbls)                      1,980          1,170       3,150
        NGLs (MBbls)                           3,067            585       3,652
        Natural gas (MMcf)                   111,243         77,514     188,757

      As of January 1, 2003 (2)
        Crude oil (MBbls)                      1,782          1,317       3,099
        NGLs (MBbls)                           1,222            284       1,506
        Natural gas (MMcf)                    90,374         48,458     138,832

      As of January 1, 2004
        Crude oil (MBbls)                      2,051          1,578       3,629
        NGLs (MBbls)                             263            242         505
        Natural gas (MMcf)                    52,398         43,885      96,284

------------------

     (1)Reserves as of January 1, 2002 include 138 MBbls of crude oil, 2,257 MBbls of NGLs and 80,289MMcf of natural gas that were sold in connection with the sale of Canadian Abraxas and Old Grey Wolf in January 2003.
     (2)Reserves  as of  January 1, 2003  include  67 MBbls of crude oil,  1,079
        MBbls of NGLs, and 47,066 MMcf of natural gas that were sold in connection with the sale of Canadian Abraxas and Old Grey Wolf in January 2003.

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

     You  should  not  assume  that the  present  value of future  net  revenues referred to in this annual statement is the current market value of our estimated crude oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the year of the estimate, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. Because we use the full cost method to account for our crude oil and natural gas operations, we are susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. At June 30, 2002, we incurred a ceiling test writedown of approximately $116.0 million. A ceiling test writedown does not impact cash flow from operating activities but does reduce our stockholders' equity and reported earnings. We cannot assure you that we will not experience additional ceiling limitation write-downs in the future. For more information regarding the full cost method of accounting, you should read the information under "Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies."

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

     The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the PV-10 thereof for the crude oil and natural gas properties described in this report are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at December 31, 2003. The average sales prices as of such date used for purposes of such estimates were $31.03 per Bbl of crude oil, $27.19 per Bbl of NGLs and $5.05 per Mcf of natural gas. It is also assumed that we will make future capital expenditures of approximately $50.4 million in the aggregate, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

     We file reports of our estimated crude oil and natural gas reserves with the Department of Energy and the Bureau of the Census. The reserves reported to these agencies are required to be reported on a gross operated basis and therefore are not comparable to the reserve data reported herein.

Crude Oil, Natural Gas Liquids, and Natural Gas Production and Sales Prices

     The following table presents our net crude oil, net natural gas liquids and net natural gas production, the average sales price per Bbl of crude oil and natural gas liquids and per Mcf of natural gas produced and the average cost of production per BOE of production sold, for the three years ended December 31, 2003.

                                                       2001 (1)         2002 (1)          2003 (1)
                                                   ----------------- ---------------- -----------------
             Crude oil production (Bbls)                  454,063          292,264        251,567
             Natural gas production (Mcf)              17,495,598       15,452,721      6,189,359
             Natural gas liquids production
                  (Bbls)                                  277,969          242,032         37,258
             MMcfe                                         21,888           18,658          7,922
             Average sales price per Bbl of
                  crude oil                        $        24.63    $       24.34    $     30.32
             Average sales price per Mcf of
                  natural gas (2)                  $         3.20    $        2.55    $      4.78
             Average sales price per Bbl of
                  natural gas liquids              $        21.51    $       17.94    $     24.47
             Average sales price per Mcfe          $         3.35    $        2.72    $      4.81
             Average cost of production  per
                  Mcfe produced (3)                $         0.85    $        0.82    $      1.21
------------------

     (1)Includes production for 2001, 2002 and the first 23 days of 2003 for Canadian properties sold in January 2003.
     (2) Average sales prices are net of hedging activity.
     (3)Crude oil and natural gas were combined by converting crude oil and natural gas liquids to a Mcf equivalent on the basis of 1 Bbl of crude oil and natural gas liquid equals 6 Mcf of natural gas. Production costs include direct operating costs, ad valorem taxes and gross production taxes.

Drilling Activities

     Thefollowing table sets forth our gross and net working interests in exploratory and development wells drilled during the three years ended December 31, 2003:

                                     2001                               2002                              2003
                         -----------------------------      ----------------------------- -------------------------------
                          Gross(1)             Net(2)       Gross(1)             Net(2)         Gross(1)           Net(2)
                         ------------       ----------      ------------       ----------       ----------       --------

Exploratory(3)

  Productive(4)

          Crude oil                -                -               1.0              1.0              1.0            1.0

          Natural gas            2.0              1.0               3.0              0.5                -              -

          Dry holes(5)           1.0               .5               3.0              1.5              1.0            0.5
                         ------------       ----------      ------------       ----------       ----------       --------
                  Total          3.0              1.5               7.0              3.0              2.0            1.5
                         ============       ==========      ============       ==========       ==========       ========

Development(6)

  Productive (4)

          Crude oil              2.0              2.0                 -                -              2.0            2.0

          Natural gas           13.0             11.0              14.0             11.8             20.0            8.3

          Dry holes (5)            -                -               1.0              1.0                -              -
                         ------------       ----------      ------------       ----------       ----------       --------
                  Total         15.0             13.0              15.0             12.8             22.0           10.3
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

     As of March 9, 2004 we had five wells in process of drilling and completing, two in the U.S. and three in Canada.

Office Facilities

     Our executive and administrative offices are located at 500 North Loop 1604 East, Suite 100, San Antonio, Texas 78232, consisting of approximately 12,650 square feet leased until March 2006 at an aggregate base rate of $20,900 per month. We also have an office in Midland, Texas consisting of 570 square feet leased through October 2004 at an aggregate base rate of $380 per month.

     New Grey Wolf leases 7,350 square feet of office space in Calgary, Alberta, leased through December 2008 at an aggregate base rate of $13,400 US$ per month.

Other Properties

     We own 10 acres of land, an office building, workshop, warehouse and house in Sinton, Texas, 2.8 acres of land, an office building in Scurry County, Texas, 600 acres of fee land in Scurry County, Texas and 160 acres of land in Coke County, Texas. All three properties are used for the storage of tubulars and production equipment. We also own 25 vehicles which are used in the field by employees. We own 2 workover rigs, which are used for servicing our wells.

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

     In 2003, Abraxas and Leam Drilling Systems each filed suit against the other relating to certain drilling services that Leam contracted to provide Abraxas. Abraxas believes that the services were provided in a grossly negligent manner and that Leam committed fraud. Leam has asserted that Abraxas failed to pay approximately $639,000 for services rendered. The cases are pending in Bexar County and Ward County, Texas.

     Additionally, from time to time, we are involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 2003, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Item 4a. Executive Officers of Abraxas

     Certain information is set forth below concerning our executive officers, each of whom has been selected to serve until the 2004 annual meeting of shareholders and until his successor is duly elected and qualified.

     Robert L. G. Watson, age 53, has served as Chairman of the Board, President, Chief Executive Officer and a director of Abraxas since 1977. Since May 1996, Mr. Watson has also served as Chairman of the Board and a director of Grey Wolf. In November 1996, Mr. Watson was elected Chairman of the Board, President and as a director of Canadian Abraxas. Prior to joining Abraxas, Mr. Watson was employed in various petroleum engineering positions with Tesoro Petroleum Corporation, a crude oil and natural gas exploration and production company, from 1972 through 1977, and DeGolyer and McNaughton, an independent petroleum engineering firm, from 1970 to 1972. Mr. Watson received a Bachelor of Science degree in Mechanical Engineering from Southern Methodist University in 1972 and a Master of Business Administration degree from the University of Texas at San Antonio in 1974.

     Chris E. Williford, age 52, was elected Vice President, Treasurer and Chief Financial Officer of Abraxas in January 1993, and as Executive Vice President and a director of Abraxas in May 1993. In November 1996, Mr. Williford was elected Vice President and Assistant Secretary of Canadian Abraxas. In December 1999, Mr. Williford resigned as a director of Abraxas. Prior to joining Abraxas, Mr. Williford was Chief Financial Officer of American Natural Energy Corporation, a crude oil and natural gas exploration and production company, from July 1989 to December 1992 and President of Clark Resources Corp., a crude oil and natural gas exploration and production company, from January 1987 to May 1989. Mr. Williford received a Bachelor of Science degree in Business Administration from Pittsburgh State University in 1973.

    Robert W. Carington, Jr., age 42, was elected Executive Vice President and a director of the Company in July 1998. In December 1999, Mr. Carington resigned as a director of Abraxas. Prior to joining the Company, Mr. Carington was a Managing Director with Jefferies & Company, Inc. Prior to joining Jefferies & Company, Inc. in January 1993, Mr. Carington was a Vice President at Howard, Weil, Labouisse, Friedrichs, Inc. Prior to joining Howard, Weil, Labouisse, Friedrichs, Inc., Mr. Carington was a petroleum engineer with Unocal Corporation from 1983 to 1990. Mr. Carington received a degree of Bachelor of Science in Mechanical Engineering from Rice University in 1983 and a Masters of Business Administration from the University of Houston in 1990.

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

             Period                                    High        Low
2002
             First Quarter                            $   1.70   $    0.89
             Second Quarter                               1.41        0.52
             Third Quarter                                0.98        0.42
             Fourth Quarter                               0.80        0.52

2003
             First Quarter                            $   0.95   $    0.55
             Second Quarter                               1.30        0.61
             Third Quarter                                1.11        0.82
             Fourth Quarter                               1.32        0.88

2004         First Quarter (Through March 9, 2004)    $   3.64   $    1.29

Holders

     As of March 9, 2004, we had 36,267,337 shares of common stock outstanding and had approximately 1,597 stockholders of record.

Dividends

     We have not paid any cash dividends on our common stock and it is not presently determinable when, if ever, we will pay cash dividends in the future. In addition, the indenture governing the New Notes and our senior credit agreement prohibits the payment of cash dividends and stock dividends on our common stock. You should read the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for more information regarding the restrictions on our ability to pay dividends.

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

     On July 29, 2003 Abraxas acquired all of the shares of the capital stock of Wind River Resources Corporation which owned an airplane. The sole shareholder of Wind River was the Company's President. The consideration for the purchase was 106,977 shares of Abraxas common stock and $35,000 in cash. These securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2).

    Item 6. Selected Financial Data

    The following selected financial data is derived from our Consolidated
           Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and other financial information included herein. See "Financial Statements" in Item 8.

                                                                            Year Ended December 31,
                                                --------------------------------------------------------------------------------
                                                1999*             2000*            2001*             2002*            2003*
                                                -----             -----            -----             -----            -----
                                                               (Dollars in thousands except per share data)

Total revenue                              $    66,770       $     76,600    $    77,243      $    54,320       $    39,019
Net income (loss)                          $   (36,680) (3)  $      8,449 (2)$   (19,718) (4) $  (118,527) (1)$      55,920 (5)
Net income (loss) per common share   -
   diluted                                 $     (5.41)      $       0.26    $     (0.76)     $     (3.95)      $      1.55
Weighted average shares outstanding -
   diluted (in thousands)                        6,784             22,616         25,789           29,979            36,076
Total assets                               $   322,284       $    335,560    $   303,616      $   181,425       $   126,437
Long-term debt, excluding current
   maturities                              $   273,421       $    266,441    $   285,184      $   236,943       $   184,649
Total stockholders' equity (deficit)       $    (9,505)      $     (6,503)   $   (28,585)     $  (142,254)      $   (72,203)

(1) Includes ceiling limitation write-down of $116.0 million.
(2) Includes gain on sale of partnership interest of $34 million in 2000 and the reclassification of an extraordinary gain on debt extinguishment in 2000 to other income.
(3) Includes ceiling limitation write-down of $19.1 million.
(4) Includes ceiling test write-down of $2.6 million in 2001, based on subsequent (March 22, 2002) realized prices, related to our Canadian operations.
(5) Includes gain on sale of foreign subsidiaries of $ 68.9 million in 2003.

*Data includes Canadian Abraxas and Old Grey Wolf for 1999-2002 and for the first 23 days of 2003 which were sold in January 2003.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     The following is a discussion of our consolidated financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto. See "Financial Statements" in Item 8.

General

     We are an independent energy company engaged primarily in the acquisition, exploration, exploitation and production of crude oil and natural gas. Our principal means of growth has been through the acquisition and subsequent development and exploitation of producing properties. As a result of our historical acquisition activities, we believe that we have a substantial inventory of low risk exploitation and development opportunities, the successful completion of which is critical to the maintenance and growth of our current production levels.

     We have incurred net losses in three of the last five years, and there can be no assurance that operating income and net earnings will be achieved in future periods. Our financial results depend upon many factors, particularly the following factors which most significantly affect our results of operations:

          o  the sales prices of crude oil, natural gas liquids and natural gas;

          o the level of total sales volumes of crude oil, natural gas liquids and natural gas;

          o the availability of, and our ability to raise additional, capital resources and provide liquidity to meet cash flow needs;

          o  the level of and interest rates on borrowings; and

          o  the level and success of exploitation and development activity.

     Commodity Prices and Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. In January 2001, the market price of natural gas was at its highest level in our operating history and the price of crude oil was also at a high level. However, over the course of 2001 and the beginning of the first quarter of 2002, prices again became depressed, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through December 2003. Prices have remained strong during the first part of 2004.

     The table below illustrates how natural gas prices fluctuated over the course of 2002 and 2003. The table below contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter for 2002 and 2003, including the impact of our hedging activities.

                                                  Natural Gas Prices by Quarter
                                                         (in $ per Mcf)
              ----------------------------------------------------------------------------------------------------
                                                         Quarter Ended
              ----------------------------------------------------------------------------------------------------
               March 31,   June 30,    Sept. 30,    Dec. 31,     March 31,    June 30,    Sept. 30,    Dec. 31,
                 2002         2002        2002        2002          2003        2003         2003        2003
              ------------ ----------- ----------- ------------ ----------- ------------- ----------- ------------
Index         $     2.38   $     3.36  $      3.28 $      3.99  $     6.61  $     5.51    $     5.10  $     4.60
Realized      $     2.21   $     2.44  $      2.08 $      3.47  $     5.13  $     5.11    $     4.50  $     4.30

         The NYMEX natural gas price on March 9, 2004 was $5.44 per Mcf.

     The table below contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter for 2002 and 2003.

                                                    Crude Oil Prices by Quarter
                                                          (in $ per Bbl)
              -------------------------------------------------------------------------------------------------------
                                                          Quarter Ended
              -------------------------------------------------------------------------------------------------------
              March 31,   June 30,     Sept. 30,     Dec. 31,      March 31,    June 30,     Sept. 30,    Dec. 31,
                 2002        2002        2002          2002           2003         2003        2003         2003
              ----------- ----------- ------------ -------------- ------------- ----------- ------------ ------------
Index         $     19.48 $     26.40 $     27.50  $   28.29      $   33.71     $   29.87   $   30.85    $   29.64
Realized      $     16.64 $     23.47 $     23.47  $   24.83      $   33.22     $   28.53   $   29.52    $   29.73

         The NYMEX crude oil price on March 9, 2004 was $ 36.28 per Bbl.

     We seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. In 2001 and 2002, we experienced hedging losses of $12.1 million and $3.2 million, respectively. In October 2002, all of these hedge agreements expired. We made total payments over the term of these arrangements to various counterparties in the amount of $35.1 million.

     Under the terms of our senior credit agreement, we are required to maintain hedging positions with respect to not less than 40% nor more than 75% of our crude oil and natural gas production, on an equivalent basis, for a rolling six month period. As of December 31, 2003, we had the following hedges in place:

          Time Period                  Notional Quantities          Price
--------------------------------- ----------------------------- ---------------
March  1,  2003 -  February  29,  5,000 MMBtu of natural gas    Floor of $4.50
2004                              production per day

March 1, 2004 - April 30, 2004    2,000 MMBtu of natural gas    Floor of $4.00
                                  production per day
March 1, 2004 - April 30, 2004    500 Bbls of crude oil         Floor of $22.00
                                  production per day
May 2004                          2,000 Mmbtu of natural gas    Floor of $4.00
                                  production per day
June 2004                         500 Bbls of crude oil         Floor of $22.00
                                  production per day
June 2004                         800 Bbls of crude oil         Floor of $22.00
                                  production per day
July 2004                         2,000 Mmbtu of natural gas    Floor of $4.00
                                  production per day
July 2004                         500 Bbls of crude oil         Floor of $22.00
                                  production per day

     Subsequent to year-end we have entered into additional agreements similar to those scheduled above (floors) in volume amounts sufficient to reach the 40% threshold required by our senior credit agreement. The Company anticipates continuing to purchase similar floors in the future to satisfy our requirements under the senior credit agreement.

     Production Volumes. Because our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation and development projects. For more information on the volumes of crude oil, natural gas liquids and natural gas we have produced during 2001, 2002 and 2003, please refer to the information under the caption "Results of Operations" below.

     We have budgeted $10 million for drilling expenditures in 2004. Under the terms of our senior credit agreement and our New Notes, we are subject to limitations on capital expenditures. As a result, we will be limited in our ability to replace existing production with new production and might suffer a decrease in the volume of crude oil and natural gas we produce. If crude oil and natural gas prices return to depressed levels or if our production levels continue to decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected. For more information, see "Liquidity and Capital Resources - Current Liquidity Requirements" and "Future Capital Resources."

     Availability of Capital. As described more fully under "Liquidity and Capital Resources" below, our sources of capital are primarily cash on hand, cash from operating activities, funding under our senior credit agreement and the sale of properties. At March 9, 2004, we had approximately $14.0 million of availability under our senior credit agreement. We may also attempt to raise additional capital through the issuance of debt or equity securities although we cannot assure you that we will be successful in any such efforts.

     Borrowings and Interest. As a result of the financial restructuring we completed in January 2003, we reduced our indebtedness from approximately $300.4 million at December 31, 2002 to approximately $184.6 million at December 31, 2003. In addition, we decreased our cash interest expense from $34.2 million during 2002 to $4.3 million during 2003. By decreasing the amount of our indebtedness and required cash interest payments, we reduced the amount of our cash flow from operations needed to pay interest on our indebtedness so that more of our capital resources could be utilized for drilling activities and paying other expenses.

     Exploitation and Development Activity During 2003, we continued exploitation activities on our U.S. properties. We participated in the drilling of 24 gross (11.8 net) wells with 23 gross (11.3 net) being successful. The Company invested $18.3 million in capital spending on these activities during 2003. At the end of 2003, as a result of these activities, our average daily production was approximately 24 MMcfepd, a 26% increase from the daily production rate at the beginning of the year (excluding production from the Canadian properties sold in January 2003).

     Outlook for 2004. As a result of final 2003 financial results and current market conditions, Abraxas has updated its operating and financial guidance for year 2004 as follows:

          Production:
             BCFE (approximately 80% gas........................          8-9
          Price Differentials (Pre Hedge):
             $ Per Bbl..........................................         0.86
             $ Per Mcf..........................................         0.64
          Lifting Coas, $ Per Mce...............................         1.29
          G&A, $ Per Mcfe.......................................         0.60
          Capital Expenditures ($ Millions).....................        10.00


Results of Operations

     Selected Operating Data. The following table sets forth certain of our operating data for the periods presented.

                                                                    Years Ended December 31,
                                                 ---------------------------------------------------------------
                                                          (dollars in thousands, except per unit data)
                                                      2001 (1)              2002 (1)              2003 (1)
                                                 -------------------   -------------------   -------------------
Operating revenue:
   Crude oil sales.............................    $    11,184           $      7,114          $      7,627
   NGLs sales .................................          5,979                  4,343                   911
   Natural gas sales...........................         56,038                 39,405                29,567
   Gas processing revenue......................          2,438                  2,420                   133
   Rig and other...............................          1,604                  1,038                   781
                                                 -------------------   -------------------   -------------------
   Total operating revenues ...................    $    77,243           $     54,320          $     39,019
                                                 ===================   ===================   ===================

   Operating income (loss).....................    $    19,125           $   (110,903)         $     11,542

   Crude oil production (MBbls)................          454.1                  292.3                 251.6
   NGLs production (MBbls).....................          278.0                  242.0                  37.3
   Natural gas production (MMcf)...............       17,495.6               15,452.7               6,189.4

   Average crude oil sales price (per Bbl)         $     24.63           $      24.34          $      30.32
   Average NGLs sales price (per Bbl)              $     21.51           $      17.94          $      24.47
   Average natural gas sales price (per Mcf)       $      3.20           $       2.55          $       4.78

Revenue and average sales prices are net of hedging activities.

     (1) Data for 2001, 2002 and the first 23 days of 2003 includes Canadian Abraxas and Old Grey Wolf which were sold in January 2003.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002.

     Operating Revenue. During the year ended December 31, 2003, operating revenue from crude oil, natural gas and natural gas liquids sales decreased by $12.8 million from $50.9 million in 2002 to $38.1 million in 2003. The decrease in revenue was primarily due to decreased production volumes, primarily due to the sale of our Canadian subsidiaries in January 2003, which was partially offset by higher commodity prices realized during the period. Higher commodity prices contributed $16.5 million to crude oil and natural gas revenue while reduced production volumes had a $29.3 million negative impact on revenue. The Canadian properties which were sold in January 2003 contributed $29.3 million to revenues from crude oil and natural gas for the year ended December 31, 2002, compared to $3.1 million in 2003 through the date of sale (January 23, 2003).

     Natural gas liquids volumes declined from 242.0 MBbls in 2002 to 37.3 MBbls in 2003 The decline in natual gas liquids volumes was due almost entirely to the sale of our Canadian subsidiaries in January 2003. These properties contributed
232.5 MBbls of natural gas liquids in 2002 compared to 11.7 MBbls during 2003. Crude oil sales volumes declined from 292.3 MBbls in 2002 to 251.6 MBbls during

2003. The Canadian properties which were sold in January 2003 contributed 27.7 MBbls of crude oil production in 2002 compared to 2.4 MBbls in 2003 through the date of the sale. Crude oil production volumes relating to the Canadian properties which were retained and current drilling activities in Canada resulted in an increase to 29.0 MBbls in 2003 compared to 9.5 MBbls in 2002. Crude oil production from U.S. operations decreased due primarily to natural field declines. Natural gas sales volumes decreased from 15.5 Bcf in 2002 to 6.2 Bcf in 2003. This decrease is primarily due to the sale of our Canadian subsidiaries in January 2003. The Canadian properties sold contributed 9.8 Bcf in 2002 compared to .558 MMcf in 2003 through the date of sale.

     Average sales prices in 2003 net of hedging costs were:

          o    $30.32 per Bbl of crude oil,
          o    $24.47 per Bbl of natural gas liquids, and
          o    $ 4.78 per Mcf of natural gas.

    Average sales prices in 2002 net of hedging costs were:

          o    $24.34 per Bbl of crude oil,
          o    $17.94 per Bbl of natural gas liquids, and
          o    $ 2.55 per Mcf of natural gas.

     Lease Operating Expense. Lease operating expense, or LOE, decreased from $15.2 million in 2002 to $9.6 million in 2003 The decrease in LOE is primarily due the sale of Canadian Abraxas and Old Grey Wolf in January 2003. LOE related to the properties owned by Canadian Abraxas and Old Grey Wolf was $7.3 million for the year ended December 31, 2002. Excluding the properties sold, LOE attributable to on going operations increased, primarily due to higher production taxes associated with higher commodity prices in 2003 as compared to 2002. Our LOE on a per Mcfe basis for the year ended December 31, 2003 was $1.21 per Mcfe compared to $0.82 for 2002, primarily due to the decrease in production volumes.

     G&A Expense. General and administrative, or G&A, expense decreased from $6.9 million in 2002 to $5.4 million in 2003 The decrease in G&A expense was primarily due to a reduction in personnel in connection with the sale of Canadian Abraxas and Old Grey Wolf on January 23, 2003. Our G&A expense on a per Mcfe basis increased from $0.37 in 2002 to $0.67 in 2003. The increase in the per Mcfe cost was due primarily to lower production volumes in 2003 as compared to 2002.

     G&A - Stock-based Compensation Expense. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be subject to variable accounting until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share which resulted in variable accounting. We charged approximately $1.1 million to stock based compensation expense in 2003 related to these repricings. During 2002, we did not recognize any stock-based compensation due to the decline in the price of our common stock.

     DD&A Expense. Depreciation, depletion and amortization, or DD&A, expense decreased by $15.7 million from $26.5 million in 2002 to $10.8 million in 2003. The decrease in DD&A was primarily due to the sale of our Canadian subsidiaries in January 2003 as well as ceiling limitation write-downs in the second quarter of 2002. Our DD&A expense on a per Mcfe basis for 2003 was $1.33 per Mcfe as compared to $1.42 per Mcfe in 2002.

     Interest Expense. Interest expense decreased from $34.1 million to $17.0 million for 2003 compared to 2002. The decrease in interest expense was due to the reduction in debt in 2003. Total debt was reduced as a result of the transactions which occurred on January 23, 2003. Total debt was $300.4 million as of December 31, 2002 compared to $184.6 million at December 31, 2003.

     Ceiling Limitation Write-down. We record the carrying value of our crude oil and natural gas properties using the full cost method of accounting. For more information on the full cost method of accounting, you should read the description under "Critical Accounting Policies-- Full Cost Method of Accounting for Crude Oil and Natural Gas Activities". At June 30, 2002, our net capitalized costs of crude oil and natural gas properties exceeded the present value of our estimated proved reserves by $138.7 million ($28.2 million on the U.S. properties and $110.5 million on the Canadian properties). These amounts were calculated considering June 30, 2002 prices of $26.12 per Bbl for crude oil and $2.16 per Mcf for natural gas as adjusted to reflect the expected realized prices for each of the full cost pools. Subsequent to June 30, 2002, commodity prices increased in Canada and we utilized these increased prices in calculating the ceiling limitation write-down. The total write-down was approximately $116.0 million. At December 31, 2003 our net capitalized cost of crude oil and natural gas properties did not exceed the present value of our estimated reserves, due to increased commodity prices during 2003 and, as such, no write-down was recorded in 2003. We cannot assure you that we will not experience additional ceiling limitation write-downs in the future.

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

     Income taxes. Income tax expense increased from a benefit of $29.7 million for the year ended December 31, 2002 to an expense of $377,000 for the year ended December 31, 2003. The expense in 2003 was related to the operations of the Canadian properties prior to their sale on January 23, 2003. There is no current or deferred income tax expense for 2003 related to on-going operations due to the valuation allowance which has been recorded against the deferred tax asset.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001.

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

     Lease Operating Expense. LOE expense decreased from $18.6 million in 2001 to $15.2 million in 2002. LOE on a per Mcfe basis for 2002 was $0.82 per Mcfe as compared to $0.83 per Mcfe in 2001. The decrease in the per Mcfe cost is due to a reduced operating cost offset by the decline in production volumes.

     G&A Expense. G&A expense increased slightly from $6.4 million in 2001 to $6.9 million in 2002. This increase was due primarily to increased legal expenses related to ongoing litigation in 2002. Our G&A expense on a per Mcfe basis increased from $0.30 in 2001 to $0.37 in 2002. The increase in the per Mcfe cost was due primarily to lower production volumes in 2002 as compared to 2001.

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

     DD&A Expense. DD&A expense decreased by $5.9 million from $32.4 million in 2001 to $26.5 million in 2002. The decline in DD&A is due to reductions in our full cost pool resulting from ceiling test write-downs, as well as lower production volumes. Our DD&A expense on a per Mcfe basis for 2002 was $1.42 per Mcfe as compared to $1.74 per Mcfe in 2001.

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

     Our sources of capital are primarily cash on hand, cash from operating activities, funding under the senior credit agreement and the sale of properties. Our overall liquidity depends heavily on the prevailing prices of crude oil and natural gas and our production volumes of crude oil and natural gas. Significant downturns in commodity prices, such as that experienced in the last nine months of 2001 and the first quarter of 2002, can reduce our cash from operating activities. Although we have hedged a portion of our natural gas and crude oil production and will continue this practice as required pursuant to the senior credit agreement, future crude oil and natural gas price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Low crude oil and natural gas prices could also negatively affect our ability to raise capital on terms favorable to us and could also reduce the borrowing base under our senior credit agreement.

     If the volume of crude oil and natural gas we produce decreases, our cash flow from operations will decrease. Our production volumes will decline as reserves are produced. In addition, due to sales of properties in 2002 and January 2003, we now have reduced reserves and production levels. In the future, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration, exploitation and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. While we have had some success in pursuing these activities, historically, we have not been able to fully replace the production volumes lost from natural field declines and property sales.

     Working Capital. At December 31, 2003, our current liabilities of approximately $12.6 million exceeded our current assets of $10.2 million resulting in a working capital deficit of $2.4 million. This compares to a working capital deficit of $65.7 million as of December 31, 2002. Current liabilities as of December 31, 2003 consisted of trade payables of $6.8 million, revenues due third parties $2.3 million, accrued interest related to our New Notes of $2.3 million, of which $2.0 is non-cash and other accrued liabilities of $ 1.2 million. We do not expect to make cash interest payments with respect to the outstanding New Notes, and the issuance of additional New Notes in lieu of cash interest payments thereon will not affect our working capital balance.

     Capital Expenditures. Capital expenditures in 2001, 2002 and 2003 were $57.1 million, $38.7 million and $18.3 million, respectively. The table below sets forth the components of these capital expenditures for the three years ended December 31, 2003.

                                              Year Ended December 31,
                                    -----------------------------------------
                                      2001               2002            2003
                                      ----               ----            ----
                                               (dollars in thousands)
Expenditure category:
      Development                  $    56,694        $  38,560         $ 18,313
      Facilities and other                 362              154               36
                                 -------------     ------------     ------------
      Total                        $    57,056       $   38,714         $ 18,349
                                 =============     =============    ============
------------------

     During 2001, 2002 and 2003, capital expenditures were primarily for the development of existing properties. We currently have a capital expenditure budget of $10 million for 2004, of which $5.0 million is allocated to U.S. projects and $5.0 million is allocated to Canadian drilling projects. We plan to participate in the drilling or putting on production of 17 gross (13 net) wells, of which 11 gross (11 net) wells will be operated by us. Our capital expenditures could also include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline from current levels, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                               2001               2002             2003
                                                               ----               ----             ----
                                                                        (dollars in thousands)
Net cash (used in) provided by operating activities        $   16,263           $ (8,336)         $ 23,850
Net cash (used in) provided by investing activities           (30,797)            (5,036)           67,461
Net cash provided by (used in) financing activities            20,685             10,836           (95,622)
                                                           --------------     -------------     ------------
Total                                                      $    6,151         $   (2,536)       $   (4,311)
                                                           ==============     =============     ============

     Operating activities for the year ended December 31, 2003 provided us with $23.9 million of cash. Investing activities provided us $67.5 million during 2003. Financing activities used $95.6 million during 2003. Most of these funds were used to reduce our long-term debt and were generated by the sale of our Canadian subsidiaries and the exchange offer completed in January 2003. The sale of our Canadian subsidiaries contributed $85.8 million in 2003 reduced by $18.3 million in exploration and development expenditures. Expenditures in 2003 were primarily for the development of crude oil and natural gas properties.

     Operating activities for the year ended December 31, 2002 used $8.4 million of cash. Investing activities used $5.0 million during 2002. Our investing activities included the sale of properties which provided $33.9 million, and the use of $38.9 million primarily for the development of producing properties. Financing activities provided us with $10.8 million during 2002, relating primarily to advances on Old Grey Wolf's credit facility.

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

     Future Capital Resources. We will have four principal sources of liquidity going forward: (i) cash on hand, (ii) cash from operating activities, (iii) funding under the senior credit agreement, and (iv) sales of producing properties. Covenants under the indenture for the New Notes and the senior credit agreement restrict our use of cash on hand, cash from operating activities and any proceeds from asset sales. We may also attempt to raise additional capital through the issuance of additional debt or equity securities, although the terms of the new note indenture and the senior credit agreement substantially restrict our ability to:

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

Contractual Obligations

     We are committed to making cash payments in the future on the following types of agreements:

          o    Long-term debt
          o    Operating leases for office facilities

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2003.

 Contractual Obligations                                 Payments due in:
 (dollars in thousands)
 --------------------------- --------------------------------------------------------------------------
                                  Total        Less than                                 More than 5
                                                one year     1-3 years     3-5 years        years
----------------------------- -------------- ------------- ------------- -------------- --------------
Long-Term Debt (1)            $   241,399    $        -    $   57,155    $  184,244     $        -
Operating Leases (2)                1,373           416           796           161              -


(1) These amounts represent the balances outstanding under the senior credit agreement and the New Notes. These repayments assume that interest will be capitalized under the New Notes and that periodic interest on the senior credit agreement will be paid on a monthly basis and that we will not draw down additional funds thereunder.
(2) These amounts represent office lease obligations. Leases for office space for Abraxas and New Grey Wolf expire in April 2006 and December 2008, respectively.

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

     Long-Term Indebtedness. The financial restructuring completed in January 2003 resulted in the retirement of our first lien notes, second lien notes and old notes, together with the Old Grey Wolf credit facility. The following table sets forth our long-term indebtedness as of December 31, 2002, and 2003.

                                                             Long Term Indebtedness

                                                                                December 31
                                                                      --------------------------------
                                                                            2002            2003
                                                                      ----------------- --------------
                                                                              (in thousands)
  11.5% Senior Notes due 2004 ("Old Notes") .........................    $       801     $        -
  12.875% Senior Secured Notes due 2003 ("First Lien Notes") ........         63,500              -
  11.5% Second Lien Notes due 2004 ("Second Lien Notes").............        190,178              -
  9.5% Senior Credit Facility ("Grey Wolf Facility") providing for borrowings up to approximately US $96 million (CDN $150
       million).  Secured by the assets of Old Grey Wolf and
       non-recourse to Abraxas.......................................         45,964              -
  11.5% Secured Notes due 2007 ("New Notes").........................              -        137,258
  Senior Credit Agreement ...........................................              -         47,391 (1)
                                                                      ----------------- ---------------
                                                                             300,443        184,649
  Less current maturities ...........................................         63,500              -
                                                                      ----------------- ---------------
                                                                         $   236,943      $ 184,649
                                                                      ================= ===============
----------------

(1) At March 2, 2004, the outstanding principal balance on our senior credit agreement was $50.7 million.

     For financial reporting purposes, the New Notes are reflected at the carrying value of the Second Lien Notes and Old Notes prior to the exchange of $191.0 million, net of the cash offered in the exchange of $47.5 million and net of the fair market value related to equity of $3.8 million offered in the exchange transaction. The face amount of the New Notes was $120.5 million at December 31, 2003 including $10.8 million in new notes issued for interest.

     The New Notes accrue interest from the date of issuance, at a fixed annual rate of 11 1/2%, payable in cash semi-annually on each May 1 and November 1, commencing May 1, 2003. We will pay such unpaid interest in kind by the issuance of additional New Notes with a principal amount equal to the amount of accrued and unpaid cash interest on the New Notes plus an additional 1% accrued interest for the applicable period. Upon an event of default, the New Notes accrue interest at an annual rate of 16.5%.

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

Period                                                         Percentage

From January 24, 2004 to June 23, 2004............................97.1674%
From June 24, 2004 to January 23, 2005............................98.5837%
Thereafter.......................................................100.0000%


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

     Senior Credit Agreement. In connection with the financial restructuring, Abraxas entered into a new senior credit agreement providing a term loan facility and a revolving credit facility as described below. Subsequently, on February 23, 2004, Abraxas entered into an amendment to its existing senior credit agreement providing for two revolving credit facilities and a new non-revolving credit facility as described below. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date for these credit facilities is February 1, 2007. In the event of an early termination, we will be required to pay a prepayment premium, except in the limited circumstances described in the amended senior credit agreement.

     First Revolving Credit Facility. Lenders under the amended senior credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $20 million. Our current borrowing base under this revolving credit facility is the full $20.0 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior credit agreement. We have borrowed $6.6 million under this revolving credit facility, which was used to refinance principal and interest on advances under our preexisting revolving credit facility under the senior credit agreement, and to pay certain fees and expenses relating to the transaction. Outstanding amounts under this revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 1.125%.

     Second Revolving Credit Facility. Lenders under the amended senior credit agreement have provided a second revolving credit facility to Abraxas, with a maximum borrowing of up to $30 million. This revolving credit facility is not subject to a borrowing base. We have borrowed $30.0 million under this revolving credit facility, which was used to refinance principal and interest on advances under our preexisting revolving credit facility, and to pay certain transaction fees and expenses. Outstanding amounts under this revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 3.00%.

     Non-Revolving Credit Facility. Abraxas has borrowed $15.0 million pursuant to a non-revolving credit facility, which was used to repay the preexisting term loan under our senior credit agreement, to refinance principal and interest on advances under the preexisting revolving credit facility, and to pay certain transaction fees and expenses. This non-revolving credit facility is not subject to a borrowing base. Outstanding amounts under this credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 8.00%.

     Covenants. Under the amended senior credit agreement, Abraxas is subject to customary covenants and reporting requirements. Certain financial covenants require Abraxas to maintain minimum ratios of consolidated EBITDA (as defined in the amended senior credit agreement) to adjusted fixed charges (which includes certain capital expenditures), minimum ratios of consolidated EBITDA to cash interest expense, a minimum level of unrestricted cash and revolving credit availability, minimum hydrocarbon production volumes and minimum proved developed hydrocarbon reserves. In addition, if on the day before the end of each fiscal quarter the aggregate amount of our cash and cash equivalents exceeds $2.0 million, we are required to repay the loans under the amended senior credit agreement in an amount equal to such excess. The amended senior credit agreement also requires us to enter into hedging agreements on not less than 40% or more than 75% of our projected oil and gas production. We are also required to establish deposit accounts at financial institutions acceptable to the lenders and we are required to direct our customers to make all payments into these accounts. The amounts in these accounts will be transferred to the lenders upon the occurrence and during the continuance of an event of default under the amended senior credit agreement.

     In addition to the foregoing and other customary covenants, the amended senior credit agreement contains a number of covenants that, among other things, restrict our ability to:

          o    incur additional indebtedness;

          o    create or permit to be created liens on any of our properties;

          o    enter into change of control transactions;

          o    dispose of our assets;

          o    change our name or the nature of our business;

          o    make guarantees with respect to the obligations of third parties;

          o    enter into forward sales contracts;

          o make payments in connection with distributions, dividends or redemptions relating to our outstanding securities, or

          o    make investments or incur liabilities.

     Security. The obligations of Abraxas under the amended senior credit agreement continue to be secured by a first lien security interest in substantially all of Abraxas' assets, including all crude oil and natural gas properties.

     Guarantees. The obligations of Abraxas under the amended senior credit agreement continue to be guaranteed by Abraxas' subsidiaries, Sandia Oil & Gas, Sandia Operating, Wamsutter, New Grey Wolf, Western Associated Energy and Eastside Coal. The guarantees under the amended senior credit agreement continue to be secured by a first lien security interest in substantially all of the guarantors' assets, including all crude oil and natural gas properties.

     Events of Default. The amended senior credit agreement contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in our financial condition.

Hedging Activities

     Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. Under the senior credit agreement, we are required to maintain hedge positions on not less than 40% or more than 75% of our projected oil and gas production for a six month rolling period. See "Item 7A--Quantitative and Qualitative Disclosures about Market Risk--Hedging Sensitivity" for further information.

Net Operating Loss Carryforwards

     At December 31, 2003, the Company had, subject to the limitation discussed below, $100.6 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2022 if not utilized. In connection with January 2003 transactions described in Note 2, in Notes to Consolidated Financial Statements, Item 8, certain of the loss carryforwards were utilized.

     Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $99.1 million and $76.1 million for deferred tax assets at December 31, 2002 and 2003, respectively.

Related Party Transactions

     Accounts receivable - Other includes approximately $51,211 and $35,558 as of December 31, 2002 and 2003, respectively, representing amounts due from officers relating to advances made to employees.

     On July 29, 2003 Abraxas acquired all of the shares of the capital stock of Wind River Resources Corporation which owned an airplane. The sole shareholder of Wind River was the Company's President. The consideration for the purchase was 106,977 shares of Abraxas common stock and $35,000 in cash. Simultaneously with this transaction, the airplane was sold. The airplane had previously been made available to Abraxas employees for business use.

     The Company paid Wind River a total of approximately $314,000, $345,000 and $132,000 in 2001, 2002 and 2003, through July 29, 2003 respectively, for Wind River's operating cost associated with the Company's use of the plane.

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

     Full Cost Method of Accounting for Crude Oil and Natural Gas Activities. SEC Regulation S-X defines the financial accounting and reporting standards for companies engaged in crude oil and natural gas activities. Two methods are prescribed: the successful efforts method and the full cost method. Abraxas has chosen to follow the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of crude oil and natural gas properties are generally calculated on a well by well or lease or field basis versus the "full cost" pool basis. Additionally, gain or loss is generally recognized on all sales of crude oil and natural gas properties under the successful efforts method. As a result our financial statements will differ from companies that apply the successful efforts method since we will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization rate on our crude oil and natural gas properties.

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

     For the year ended December 31, 2002, we recorded a write-down of approximately $116.0 million. The write-down in 2002 was due to low commodity prices. We cannot assure you that we will not experience additional write-downs in the future.

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

     Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that it is reasonably possible that estimates of proved crude oil and natural gas revenues could significantly change in the future.

     Revenue Recognition. The Company recognizes crude oil and natural gas revenue from its interest in producing wells as crude oil and natural gas is sold from those wells, net of royalties. Revenue from the processing of natural gas is recognized in the period the service is performed. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. The Company had no material gas imbalances.

     Asset Retirement Obligations The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense.

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

     Due to the volatility of crude oil and natural gas prices and, to a lesser extent, interest rates, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2003 the net market value of our derivatives was an asset of $21,136. As of December 31, 2002 we did not have any outstanding derivatives.

New Accounting Pronouncements


     A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $3.1 million and $4.2 million at December 31, 2002 and December 31, 2003, respectively, out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

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

     The Company adopted SFAS 143 effective January 1, 2003. For the year ended December 31, 2003 the Company recorded a charge of $395,341 for the cumulative effect of the change in accounting principal and a liability of $1.3 million. During 2003, the Company charged approximately $379,000 to expense related to the accretion of the liability. The impact on each of the prior periods was not material.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Effective January 1, 2002, the Company adopted SFAS 144. SFAS 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. This new standard had no impact on the Company's consolidated financial statements for the year ended December 31, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires costs associated with exit of disposal activities to be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company is currently evaluating the impact the standard will have on its results of operations and financial condition. The official effective date of this standard has not been determined by the FASB.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149, among other things, clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and amends the definition of an "underlying" to conform it to language used in FIN 45. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted this statement effective July 1, 2003. Implementation of this new standard did not have an
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

     In November 2002 the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued, including loan guarantees such as standby letters of credit. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The Interpretation does not specify the subsequent measurement of the guarantor's recognized liability over the term of the related guarantee. The guidance in FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee's residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. FIN 45 specifies additional disclosures effective for financial statements of interim or annual periods ending after December 15, 2002.

     In January 2003 the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable-Interest Entities (VIEs".) FIN 46 establishes the definition of VIEs to encompass a broader group of entities than those previously considered special-purpose entities (SPEs). FIN 46 specifies the criteria under which it is appropriate for an investor to consolidate VIEs; in order for an investor to consolidate a VIE, the entity must fall within the definition of VIE and the investor must fall within the definition of primary beneficiary, both newly defined terms under this FIN. The revised effective date of FIN 46 for public companies with VIEs meeting certain conditions, will be the end of the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued FASB Interpretaion no. 46(R)m which expanded and clarified the guidelines of FIN 46.

     In May 2003, the FASB issued FAS No. 150, entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"(SFAS
150). This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has no financial instruments affected by SFAS 150, therefore adoption by the Company as of July 1, 2003 will not impact the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

 Commodity Price Risk

     As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil, natural gas and natural gas liquids. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2003, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income by approximately $3.8 million for the year.

Hedging Sensitivity

     On January 1, 2001, we adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge or cash flow hedge. If the derivative qualifies for cash flow hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income/Loss, a component of Stockholders' Equity, to the extent that the hedge is effective. As of December 31, 2003 the derivatives that we have in place are not designated as hedges. Accordingly, changes in the fair market value of the derivatives are recorded in current period oil and gas revenue.

     If a derivative qualifies for hedge accounting, the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in accumulated Other Comprehensive Income/Loss related to a cash flow hedge that becomes ineffective, remain unchanged until the related production is delivered. If we determine that it is probable that a hedged transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

     Gains and losses on qualified hedging instruments related to accumulated Other Comprehensive Income and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenue in the period that the related production is delivered. For derivatives not qualifying for hedge accounting, changes in the fair market value of the instrument are charged to income in the current period.

     In 2001 and 2002, we experienced hedging losses of $12.1 million and $3.2 million, respectively. In October 2002, all of these hedge agreements expired. Under the expired hedge agreements, we made total payments to various counterparties in the amount of $35.1 million.

         Under the terms of the senior secured credit agreement, we are required to maintain hedging positions with respect to not less than 40% nor more than 75% of our crude oil and natural gas production for a rolling six month period. As of December 31, 2003 the Company's hedge positions were as follows:



          Time Period                   Notional Quantities           Price
--------------------------------- ------------------------------ ---------------
March  1,  2003 -  February  29,  5,000 MMBtu of natural gas     Floor of $4.50
2004                              production per day

March 1, 2004 - April 30, 2004    2,000 MMBtu of natural gas     Floor of $4.00
                                  production per day
March 1, 2004 - April 30, 2004    500 Bbls of crude oil          Floor of $22.00
                                  production per day
May 2004                          2,000 Mmbtu of natural gas     Floor of $4.00
                                  production per day
May 2004                          500 Bbls of crude oil          Floor of $22.00
                                  production per day
June 2004                         800 Bbls of crude oil          Floor of $22.00
                                  production per day
July 2004                         2,000 Mmbtu of natural gas     Floor of $4.00
                                  production per day
July 2004                         500 Bbls of crude oil          Floor of $22.00
                                  production per day


Subsequent to year-end we have entered into additional agreements similar to those scheduled above (floors) in volume amounts sufficient to reach the 40% threshold required by our senior credit agreement. The Company anticipates continuing to purchase similar floors in the future to satisfy our requirements under the senior credit agreement.

Interest rate risk

     At December 31, 2003, as a result of the financial restructuring that occurred in January 2003, we had approximately $47.4 million in outstanding indebtedness under the new senior secured credit agreement, accruing interest at a rate of prime plus 4.5%, subject to a minimum interest rate of 9.0%. In the event that the prime rate (currently 4.0%) rises above 4.5% the interest rate applicable to our outstanding indebtedness under the new senior secured credit agreement will rise accordingly. For every percentage point that the prime rate rises above 4.5%, our interest expense would increase by approximately $430,000 on an annual basis. Our New Notes accrue interest at fixed rates and are accordingly not subject to fluctuations in market rates.

     As discussed in "Business - General" the senior secured credit agreement was amended in February 2004. Our interest rate under the terms of the amended credit agreement is a floating rate, currently at approximately 7.5%, assuming all available amounts are borrowed.

Foreign Currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Our ongoing Canadian operations reported a pre-tax income $218,000 for the year ended December 31, 2003. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net income by approximately $10,900. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

Item 8. Financial Statements

     For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     As noted in the form 8-K filed on April 23, 2003, the Board of Directors of Abraxas Petroleum Corporation engaged the accounting firm of BDO Seidman, LLP as the Company's certifying accountant for the year ended December 31, 2003. The engagement of BDO Seidman, LLP was approved by the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors approved the dismissal of Deloitte & Touche LLP. The reports of Deloitte & Touche LLP on the Company's financial statements for the two fiscal years ended December 31, 2001 and 2002 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2001 and 2002, there were no disagreements with Deloitte & Touche LLP on any matters of accounting principles, financial statement disclosure or audit scope and procedures which, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused the firm to make reference to the matter in their report.

Item 9A.  Controls and Procedures

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were adequate and designed to ensure that material information relating to Abraxas and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities. There were no changes in our internal controls that could materially affect, or are reasonably likely to materially affect our financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2004 Annual Meeting of Stockholders which appears therein under the captions "Election of Directors". See also the information in Item 4a of Part I of this Report.

Audit Committee and Audit Committee Financial Expert

     The Audit Committee of Abraxas' board of directors consists of C. Scott Bartlett, Jr., Frank M. Burke, James C. Phelps and Joseph A. Wagda. The board of directors has determined that each of the members of the Audit Committee is independent as determined in accordance with the listing standards of the American Stock Exchange and Item 7(d) (3) (iv) of Schedule 14A of the Exchange Act. In addition, the board of directors has determined that C. Scott Bartlett, Jr., as defined by SEC rules, is an audit committee financial expert.

Section 16(a) Compliance

     Section 16(a) of the Exchange Act requires Abraxas directors and executive officers and persons who own more than 10% of a registered class of Abraxas equity securities to file with the Securities and Exchange Commission and the AMEX initial reports of ownership and reports of changes in ownership of Abraxas common stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, Abraxas believes that all its directors and executive officers during 2003 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

     There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2004 Annual Meeting of Stockholders which appears therein under the caption "Executive Compensation", except for those parts under the captions "Compensation Committee Report on Executive Compensation," "Performance Graph", "Audit Committee Report" and "Report on Repricing of Options."


Item 12. Security Ownership of Certain Beneficial Owners and Management

     There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2004 Annual Meeting of Stockholders which appears therein under the caption "Securities Holdings of Principal Stockholders, Directors and Officers."

Item 13. Certain Relationships and Related Transactions

     There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2004 Annual Meeting of Stockholders which appears therein under the caption "Certain Transactions."

Item 14.  Principal Accountant Fees and Services

     There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2004 Annual Meeting of Stockholders which appears therein under the caption "Principal Auditor Fees and Services."

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Consolidated Financial Statements Page

         Report of  BDO Seidman LLP Independent Auditors....................F-2

         Report of Deloitte & Touche LLP, Independent Auditors..............F-3

         Consolidated Balance Sheets,
           December 31, 2002 and 2003.......................................F-4

         Consolidated Statements of Operations,
           Years Ended December 31, 2001, 2002 and 2003.....................F-6

         Consolidated Statements of Stockholders' Deficit
            Years Ended December 31, 2001, 2002 and 2003 ...................F-7

         Consolidated Statements of Cash Flows
           Years Ended December 31, 2001, 2002 and 2003.....................F-9

         Consolidated Statements of Other Comprehensive Income (loss)
           Years Ended December 31, 2001, 2002 and 2003....................F-11

         Notes to Consolidated Financial Statements........................F-12

         Grey Wolf Exploration Inc.

         Auditors' Reports for the years ended December 31, 2001 and 2002..F-45

         Comments by Auditors' for US readers on Canada - US
           reporting differences...........................................F-46

         Balance Sheet at December 31, 2002................................F-47

         Statements of Earnings and Retained Earnings for the years ended
           December 31, 2002 and 2001 .....................................F-48

         Statements of Cash Flows for the years ended
           December 31, 2002 and  2001.....................................F-49

         Notes to Financial Statements.....................................F-51

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

*10.4    Abraxas  Petroleum  Corporation  401(k) Profit Sharing Plan.  (Filed as
         Exhibit 10.4 to Abraxas'Registration Statement on Form S-4, No. 333-18673, (the "1996 Exchange Offer Registration Statement")).

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

10.10 Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.30 to the 1993 S-1).

10.15 Common Stock Purchase Warrant dated September 1, 2000 between Basil Street Company Filed as Exhibit 10.15 to Abraxas Annual Report on Form 10-K filed on April 2, 2001).

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

10.20 Farmout Agreement between Grey Wolf Exploration Limited and PrimeWest Energy, Inc. (Filed as Exhibit 10.2 to Abraxas' Current Report on Form 8-K/A filed on December 9, 2002).

10.21 Amendment No. 2 dated as of February 23, 2004 to Loan and Security Agreement by and among Abraxas Petroleum Corporation, the subsidiaries of Abraxas that are signatories thereto, as Guarantors, the Lenders that are signatories thereto, as Lenders, and Wells Fargo Foothill, Inc., formerly known as Foothill Capital Corporation, as the Arranger and Administrative Agent (Filed as Exhibit 10.1 to Abraxas Current Report on Form 8-K filed on February 26, 2004).

10.22 Intercreditor and Subordination Agreement dated as of January 23, 2003, by and among Foothill, in its capacity as agent (in such capacity, together with any successor in such capacity, the "Senior Agent") for the lenders who are from time to time parties to the Loan Agreement (the "Senior Lenders"), U.S. Bank, N.A., a national banking association in its capacity as trustee (in such capacity, together with any successor in such capacity, the "Trustee") for the holders of the 11 1/2% Secured Notes Due 2007, issued under the Indenture. (Filed as
         Exhibit 10.6 to Abraxas'  Current  Report on Form 8-K filed February 6,
         2003).

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

23.1     Consent of BDO Seidman, LLP (filed herewith)

23.2     Consent of Deloitte & Touche LLP (filed herewith).

23.3     Consent  of  Deloitte  &  Touche  LLP  Chartered   Accountants   (filed
         herewith).

23.4     Consent of DeGolyer and MacNaughton. (filed herewith).

23.5     Consent of McDaniel & Associates Consultants, Ltd. (filed herewith).

31.1     Certification - Chief Executive Officer (filed herewith)

31.2     Certification - Chief Financial Officer (filed herewith)

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*      Management Compensatory Plan or Agreement.

(b)      Reports on Form 8-K

1. Current Report on Form 8-K filed on November 13, 2003, Disclosure of Operations and Financial Condition, including press release announcing Third Quarter 2003 Financial Results.
2. Current Report on Form 8-K filed on February 2, 2004, Regulation FD, including press release announcing Operations Update and Exhibit of materials presented to investors.

3. Current Report on Form 8-K filed on February 24, 2004, Regulation FD, including press release announcing amendment to First Lien Credit Facility.
4.       Current  Report  on Form 8-K  filed on  February  26,  2004,  Financial
         Statements and Exhibits and Regulation FD disclosure, including Amendment No. 2 to Loan and Security Agreement and press release regarding such amendment.
5. Current Report on Form 8-K filed on March 9, 2004, Financial Statements and Exhibits, including press release announcing Forth Quarter 2003 and Year End 2003 Financial Results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ABRAXAS PETROLEUM CORPORATION

         By:     /s/ Robert L.G. Watson           By: /s/ Chris E. Williford
                 -----------------------              -------------------------
                 President and Principal               Exec. Vice President and
                 Executive Officer                     Principal Financial and
                                                       Accounting Officer
         DATED: March 11, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                       Name and Title               Date
         ---------                       --------------              ----
/s/ Robert L.G. Watson             Chairman of the Board,
----------------------             President (Principal
Robert L.G. Watson                 Executive Officer)and
                                   Director                     March 11, 2004

/s/ Chris E. Williford             Exec. Vice President and
-----------------------            Treasurer (Principal Financial
Chris Williford                    and Accounting Officer)      March 11, 2004


/s/ Craig S. Bartlett, Jr.         Director                     March 11, 2004
--------------------------
Craig S. Bartlett, Jr.

/s/ Franklin Burke                 Director                     March 11, 2004
------------------
Franklin Burke

/s/ Harold D. Carter               Director                     March 11, 2004
--------------------
Harold D. Carter

/s/ Ralph F. Cox                   Director                     March 11, 2004
-----------------
Ralph F. Cox

/s/ Barry J. Galt                  Director                     March 11, 2004
------------------
Barry J. Galt

/s/ Dennis E. Logue                Director                     March 11, 2004
-------------------
Dennis E Logue

/s/ James C. Phelps                Director                     March 11, 2004
-------------------
James C. Phelps

/s/ Joseph A. Wagda                Director                     March 11, 2004
-------------------
Joseph A. Wagda

                                                                    Exhibit 23.1

Independent Auditors' Consent

We consent to the incorporation by reference in the Registration Statements No. 33-48932, 33-48934, 33-72268, 33-81416, 33-81418, 333-17375, and 333-17377 of
Abraxas Petroleum Corporation on Form S-8 of our report dated february 13, 2004, relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report pmn Fornm 10-K.



BDO Seidman, LLP
March 9, 2003

                                                                   Exhibit 23.2

Independent Auditors' Consent



We consent to the incorporation by reference in the Registration Statements No. 33-48932, 33-48934, 33-72268, 33-81416, 33-81418, 333-17375, and 333-17377 of
Abraxas Petroleum Corporation on Form S-8 of our report dated March 10, 2003, July 18, 2003, as to Note 19, and the first paragraph of "New Accounting Pronouncements" in Note 1, (which expresses an unqualified opinion and includes two explanatory paragraphs referring to the subsequent events described in Note 2 and the restatement described in Note 19), appearing in this Annual Report on Form 10-K of Abraxas Petroleum Corporation for the year ended December 31, 2003.


/s/ Deloitte & Touche LLP

San Antonio, Texas
March 9, 2004

                                                                   Exhibit 23.3


Independent Auditors' Consent


We consent to the incorporation by reference in the Registration Statements No. 33-48932, 33-48934, 33-72268, 33-81416, 33-81418, 333-17375, and 333-17377 of
Abraxas Petroleum Corporation on Form S-8 of our report dated March 10, 2003 on the financial statements of Grey Wolf Exploration Inc. (which report expresses an unqualified opinion, and for U.S. readers has a Canada-U.S. reporting difference which would require an explanatory paragraph relating to the Company's changes in accounting policies and significant subsequent events that have been disclosed in the financial statements), appearing in this Annual Report on Form 10-K of Abraxas Petroleum Corporation for the year ended December 31, 2003.



Calgary, Canada                                      /s/ Deloitte & Touche LLP
March 9, 2004                                        Chartered Accountants

                                                                   Exhibit 23.3


                       Consent of DeGolyer and MacNaughton


We hereby consent to the incorporation in the "Reserves Information" section of your Annual Report on Form 10-K of the references to DeGolyer and MacNaughton and to the use by reference of information contained in our "Appraisal Report as of December 31, 2003 on Certain Properties owned by Abraxas Petroleum Corporation," "Appraisal Report as of December 31, 2003 on Certain Properties owned by Grey Wolf Exploration Inc. in Canada," "Appraisal Report as of December 31, 2002 on Certain Properties owned by Abraxas Petroleum Corporation," "Appraisal Report as of December 31, 2002 on Certain Properties owned by Grey Wolf Exploration Inc. in Canada," and "Appraisal Report as of December 31, 2001 on Certain Properties owned by Abraxas Petroleum Corporation" (our Reports). However, since the crude oil, condensate, natural gas liquids, and natural gas reserves estimates set forth in our Reports have been combined with reserves estimates of other petroleum consultants or those estimated by Abraxas, we are necessarily unable to verify the accuracy of the reserves estimates contained in the aforementioned Annual Report.

                                          DeGolyer and MacNaughton



Dallas, Texas
March  9, 2004

                                                                  Exhibit 23.4

               Consent of McDaniel and Associates Consultants LTD.


We consent to the incorporation in your Annual Report on Form 10-K/A of the references to McDaniel and Associates Consultants Ltd. in the "Reserves Information" section and to the use by reference of information contained in our Evaluation Report "Canadian Abraxas Petroleum Ltd., Evaluation of Oil & Gas Reserves, As of January 1, 2002, dated April 3, 2002.


McDaniel & Associates Consultants LTD

Calgary, Alberta
April 3, 2002

                                                                  Exhibit 31.1

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report
               financial  information;   and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 11, 2004
/s/ Robert L.G. Watson
Robert L.G. Watson
Chairman of the Board, President and
Principal Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report
               financial  information;   and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 11, 2004
/s/ Chris Williford
Chris Williford
Executive Vice President and
Principal Accounting Officer

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Abraxas Petroleum Corporation (the "Company") on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L.G. Watson, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/ Robert L.G. Watson
                                      Robert L.G. Watson
                                      Chairman of the Board,
                                      President and Chief Executive Officer
                                      March 11, 2004


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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Abraxas Petroleum Corporation (the "Company") on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chris E, Williford, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/ Chris E. Williford
                                      Chris E. Williford
                                      Executive Vice President and
                                      Chief Financial Officer
                                      March 11, 2004



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

                                       63
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Abraxas Petroleum Corporation and Subsidiaries

Independent Auditors' Report for the year ended December 31, 2003..........F-2
Independent Auditors' Reports for the years ended December 31, 2001 and 2002................................................................F-3
Consolidated Balance Sheets at December 31, 2002 and 2003..................F-4
Consolidated Statements of Operations for the years ended
   December 31, 2001, 2002 and 2003........................................F-6
Consolidated Statements of Stockholders' Deficit for the years ended
   December 31,  2001, 2002 and 2003.......................................F-7
Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2002 and 2003........................................F-9
Consolidated Statements of Other Comprehensive Income (loss)
   for the years ended December 31, 2001, 2002 and 2003... ................F-11
Notes to Consolidated Financial Statements ................................F-12


Grey Wolf Exploration Inc.

Auditors' Reports for the years ended December 31, 2001 and 2002...........F-47
Comments by Auditors' for US readers on Canada - US reporting differences..F-48
Balance Sheet at December 31, 2002.........................................F-49
Statements of Earnings and Retained Earnings for the years ended
   December 31, 2002 and 2001 .............................................F-50
Statements of Cash Flows for the years ended December 31, 2002 and  2001...F-51
Notes to Financial Statements..............................................F-52

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Abraxas Petroleum Corporation


We have audited the accompanying consolidated balance sheet of Abraxas Petroleum Corporation (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows and other comprehensive income for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Abraxas Petroleum Corporation at December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, as of January 1, 2003, the Company changed its method of accounting for asset retirement obligations.



/s/BDO Seidman, LLP
Dallas, Texas
February 13, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Abraxas Petroleum Corporation


We have audited the accompanying consolidated balance sheet of Abraxas Petroleum Corporation and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows and other comprehensive income for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, on January 23, 2003, the Company sold all of the outstanding common stock of two wholly owned subsidiaries, Canadian Abraxas Petroleum Limited and Grey Wolf Exploration, Inc., repaid certain debt, and also entered into an agreement to exchange cash, new debt and common stock of the Company for certain other debt.

As discussed in Note 19 to the financial statements, the accompanying 2001 and 2002 financial statements have been restated.




/s/DELOITTE & TOUCHE LLP
San Antonio, Texas
March 10, 2003 (July 18, 2003, as to Note 19 and the first paragraph of "New Accounting Pronouncements" in Note 1)


                          ABRAXAS PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                December 31
                                                                   --------------------------------------
                                                                         2002                2003
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)

Current assets:
   Cash ...................................................           $       4,882      $         493
   Accounts receivable:
       Joint owners .......................................                   2,215              1,360
       Oil and gas production sales .......................                   7,466              5,873
       Other ..............................................                     364              1,090
                                                                   ------------------ -------------------
                                                                             10,045              8,323
   Equipment inventory ....................................                   1,014                782
   Other current assets ...................................                   1,240                572
                                                                   ------------------ -------------------
     Total current assets..................................                  17,181             10,170

Property and equipment:
     Oil and gas properties, full cost method of accounting:
       Proved .............................................                 521,995            325,222
       Unproved, not subject to amortization ..............                   7,052              4,304
     Other property and equipment .........................                  44,189              4,540
                                                                   ------------------ -------------------
           Total ..........................................                 573,236            334,066
      Less accumulated depreciation, depletion, and
       amortization .......................................                 422,842            222,503
                                                                   ------------------ -------------------
       Total property and equipment - net .................                 150,394            111,563

Deferred financing fees net ...............................                   5,671              4,410
Deferred income taxes......................................                   7,820                  -
Other assets ..............................................                     359                294
                                                                   ------------------ -------------------
   Total assets ...........................................           $     181,425      $     126,437
                                                                   ================== ===================




           See accompanying notes to consolidated financial statements


                          ABRAXAS PETROLEUM CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                December 31
                                                                   --------------------------------------
                                                                         2002                2003
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)

Current liabilities:
   Accounts payable ..........................................        $       9,687      $       6,756
   Joint interest oil and gas production payable .............                2,432              2,290
   Accrued interest ..........................................                6,009              2,340
   Other accrued expenses ....................................                1,162              1,228
   Current maturities of long-term debt ......................               63,500                  -
                                                                   ------------------ -------------------
     Total current liabilities................................               82,790             12,614

Long-term debt ...............................................              236,943            184,649

Future site restoration  .....................................                3,946              1,377

Stockholders' equity (deficit):
   Common stock, par value $.01 per share - authorized
     200,000,000 shares; issued 30,145,280 and 36,024,308
     at December 31, 2002 and 2003 respectively............                     301                360
   Additional paid-in capital ................................              136,830            141,835
   Receivables from stock sale................................                  (97)               (97)
   Accumulated deficit ......................................              (269,621)          (213,701)
   Treasury stock, at cost, 165,883 shares....................                 (964)              (964)
   Accumulated other comprehensive income (loss)..............               (8,703)               364
                                                                   ------------------ -------------------
Total stockholders' deficit...................................             (142,254)           (72,203)
                                                                   ------------------ -------------------
   Total liabilities and stockholders' deficit................        $     181,425      $     126,437
                                                                   ================== ===================



           See accompanying notes to consolidated financial statements



                          ABRAXAS PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31
                                                            ----------------------------------------------------------
                                                                     2001              2002               2003
                                                            ----------------------------------------------------------
                                                                       (In thousands except per share data)
Revenues:
   Oil and gas production revenues .........................     $      73,201      $      50,862     $      38,105
   Gas processing revenues..................................             2,438              2,420               133
   Rig revenues ............................................               756                635               663
   Other  ..................................................               848                403               118
                                                              --------------------------------------------------------
                                                                        77,243             54,320            39,019
Operating costs and expenses:
   Lease operating and production taxes ....................            18,616             15,240             9,599
   Depreciation, depletion, and amortization ...............            32,484             26,539            10,803
   Proved property impairment ..............................             2,638            115,993                 -
   Rig operations ..........................................               702                567               609
   General and administrative ..............................             6,445              6,884             5,360
   Stock-based compensation.................................            (2,767)                 -             1,106
                                                              --------------------------------------------------------
                                                                        58,118            165,223            27,477
                                                              --------------------------------------------------------
Operating income (loss).....................................            19,125           (110,903)           11,542

Other (income) expense:
   Interest income .........................................               (78)               (92)              (30)
   Amortization of deferred financing fees .................             2,268              2,095             1,678
   Interest expense ........................................            31,523             34,150            16,955
   Financing costs..........................................                 -                967             4,406
   Loss on sale of equity investment .......................               845                  -                 -
   Gain on sale of foreign subsidiaries.....................                 -                  -           (68,933)
   Other ...................................................               207                201               774
                                                              --------------------------------------------------------
                                                                        34,765             37,321           (45,150)
                                                              --------------------------------------------------------
Income (loss) before cumulative effect of accounting change
   and taxes................................................           (15,640)          (148,224)           56,692

Income tax expense (benefit):
   Current .................................................               505                  -                 -
   Deferred ................................................             1,897            (29,697)              377
Minority interest in income of foreign subsidiary (2001
   prior to purchase).......................................             1,676                  -                 -
Cumulative effect of accounting change......................                 -                  -               395
                                                              --------------------------------------------------------
Net income (loss)........................................        $     (19,718)     $    (118,527)    $      55,920
                                                              ========================================================

Basic earnings (loss)per common share:
   Net earnings (loss)...................................        $      (0.76)      $       (3.95)    $        1.59
   Cumulative effect of accounting change................                    -                  -             (0.01)
                                                              --------------------------------------------------------
Net income (loss) per common share - basic ..............        $      (0.76)      $       (3.95)    $        1.58
                                                              ========================================================

Diluted earnings (loss) per common share:
   Net earnings (loss)...................................        $      (0.76)      $       (3.95)    $        1.56
   Cumulative effect of accounting change................                    -                  -             (0.01)
                                                              --------------------------------------------------------
Net income (loss) per common share  - diluted............        $      (0.76)      $      (3.95)     $        1.55
                                                              ========================================================

           See accompanying notes to consolidated financial statements


                          ABRAXAS PETROLEUM CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       (In thousands except share amounts)




                                    Common Stock         Treasury Stock        Additional
                                --------------------------------------------   Paid-In
                                  Shares     Amount    Shares     Amount        Capital
                                ----------- -------------------------------------------------
Balance at December 31, 2000 .   22,759,852  $  227    165,883   $  (964)     $   130,409
   Comprehensive income (loss)
   Net loss ....................        --                --            --           --
     Other comprehensive
       income:
       Hedge loss ..............        --                --            --           --
       Foreign currency
         translation adjustment.        --                --            --           --
         adjustment

   Comprehensive income ......      (28,480)
     (loss)
   Stock-based compensation
     expense .................          --                --            --         (2,767)
   Issuance of common stock
     for contingent value
     rights ..................     3,383,488     34       --            --            (34)
   Issuance of common stock
     and stock options for
     acquisition of
     minority interest in ....
     Old Grey Wolf
     Exploration, Inc. .......     3,990,565      40      --             --         9,206
   Stock options exercised ...         8,375      --      --              16          --
                                  ---------- --------- ---------  -----------   ------------
Balance at December 31, 2001 .    30,145,280 $   301   165,883    $     (964) $   136,830
   Comprehensive income
     (loss):
   Net loss ..................          --        --      --            --             --
     Other comprehensive
       income:
       Hedge income ..........          --        --      --            --             --
       Foreign currency
         translation .........          --        --      --            --             --
         adjustment
   Comprehensive income (loss)
                                  ----------   ------- ---------  -----------   ------------
Balance at December 31, 2002..    30,145,280 $   301   165,883   $      (964)   $   136,830



                                                  Accumulated
                                                     Other          Recivables
                                   Accumuated    Comprehensive         From
                                    Deficit       Income (loss)     Stock Sale      Total
                                  -------------  --------------   -------------  ----------
Balance at December 31, 2000 .    $  (131,376)   $    (4,799)     $     (97)     $  (6,600)
   Comprehensive income (loss):
   Net loss ....................      (19,718)           --              --        (19,718)
     Other comprehensive
       income:
       Hedge loss ..............        --              (566)            --           (566)
       Foreign currency
         translation adjustment.        --            (8,196)            --         (8,196)
         adjustment
                                                                                  ---------
   Comprehensive income (loss)..                                                   (24,480)
   Stock-based compensation
     expense .................          --               --              --         (2,767)
   Issuance of common stock
     for contingent value
     rights ..................          --               --              --             --
   Issuance of common stock
     and stock options for
     acquisition of
     minority interest in
     Old Grey Wolf
     Exploration, Inc. ........         --               --              --          9,246
   Stock options exercised ...          --               --              --             16

                                   -------------  --------------   -------------  ----------
Balance at December 31, 2001 .      $(151,094)    $  (13,561)      $    (97)   $   (28,585)
   Comprehensive income
     (loss):
   Net loss ................. .      (118,527)           --              --       (118,527)
     Other comprehensive
       income:
       Hedge income ..........          --               566             --            566
       Foreign currency
         translation .........
         adjustment                     --             4,292             --          4,292
                                                                                 -----------
   Comprehensive income (loss)                                                    (113,669)
                                   -------------  --------------   -------------  ----------
Balance at December 31, 2002. .    $ (269,621)    $   (8,703)      $    (97)   $  (142,254)

                        ABRAXAS PETROLEUM CORPORATIONRIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (continued)
                       (In thousands except share amounts)



                                      Common Stock         Treasury Stock        Additional
                                --------------------------------------------   Paid-In
                                  Shares     Amount    Shares     Amount        Capital
                                ----------- --------- ---------- ----------- -----------------
Balance at December 31, 2002..   30,145,280   $  301    165,883  $  (964)       $136,830
   Comprehensive income
     (loss):
   Net  income .............         --           --         --         --            --
     Other comprehensive
       income (loss):
       Foreign currency
         translation
         adjustment ........          --           --        --         --            --


   Comprehensive income ....
   Stock-based compensation
     expense ...............         --           --         --         --           1,106

   Stock options exercised .      129,352          1         --         --              84
   Stock issued for
     acquisition of Wind ...
     River Resources              106,977          1         --         --              91
   Stock issued in
     connection with
     exchange offer             5,642,699         57         --         --           3,724

                               ----------- --------- ---------- ----------- -----------------
Balance at December 31, 2003.   36,024,308   $    360    165,883  $  (964)      $  141,835
                               =========== ========= ========== =========== =================


                                                  Accumulated
                                                     Other          Recivables
                                   Accumuated    Comprehensive         From
                                    Deficit       Income (loss)     Stock Sale      Total
                                  -------------  --------------   -------------  ----------
Balance at December 31, 2002.     $ (269,621)     $  (8,703)         $ (97)     $ (142,254)
   Comprehensive income
     (loss):
   Net  income ..........             55,920             --             --          55,920
     Other comprehensive
       income (loss):
       Foreign currency
         translation
         adjustment ........            --            9,067             --           9,067
                                                                                 ----------
   Comprehensive income ....                                                        64,987
   Stock-based compensation
     expense ...............            --               --             --           1,106
   Stock options exercised .            --               --             --              85
   Stock issued for
     acquisition of Wind ...
     River Resources                    --               --             --              92
   Stock issued in
     connection with
     exchange offer.........            --               --             --           3,781
                                  -------------  --------------   -------------  ----------
Balance at December 31, 2003      $ (213,701)     $     364           $  (97)    $ (72,203)
                                  =============  ==============   =============  ==========


          See accompanying notes to consolidated financial statements.



                          Abraxas Petroleum Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31
                                                                 ----------------------------------------------------------------
                                                                           2001                 2002                  2003
                                                                 ----------------------------------------------------------------
                                                                                           (In thousands)
       Operating Activities
       Net income (loss) ...................................           $     (19,718)       $    (118,527)        $      55,920
       Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
            Minority interest in income of foreign subsidiary                  1,676                    -                     -
            Loss on sale of equity investment................                    845                    -                     -
            (Gain) on sale of foreign subsidiaries...........                      -                    -               (68,933)
            Depreciation, depletion, and
               amortization ................................                  32,484               26,539                10,803
            Non-cash interest and financing cost............                       -                    -                16,422
            Proved property impairment .....................                   2,638              115,993                     -
            Deferred income tax expense (benefit)...........                   1,897              (29,697)                  377
            Amortization of deferred financing fees.........                   2,268                2,095                 1,678
            Stock-based compensation .......................                  (2,767)                   -                 1,106
            Changes in operating assets and liabilities:
               Accounts receivable .........................                  12,693               (2,247)               (1,446)
               Equipment inventory .........................                     (76)                 201                    78
               Other  ......................................                    (106)                 126                   295
               Accounts payable ............................                 (14,848)              (2,775)                3,417
               Accrued expenses ............................                    (723)                 (44)                4,133
                                                                    ------------------   ------------------    ------------------
       Net cash provided by (used) in operations............                  16,263               (8,336)               23,850

       Investing Activities
       Capital expenditures, including purchases
          and development of properties ....................                 (57,056)             (38,912)              (18,349)
       Proceeds from sale of oil and gas
          properties........................................                  28,938               33,876                     -
       Acquisition of minority interest.....................                  (2,679)                   -                     -
       Proceeds from sale of  foreign subsidiaries..........                       -                    -                85,810
                                                                    ------------------   ------------------    ------------------
       Net cash provided by (used ) in investing activities.                 (30,797)              (5,036)               67,461




                          ABRAXAS PETROLEUM CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                                     Years Ended December 31
                                                                 ----------------------------------------------------------------
                                                                          2001                 2002                  2003
                                                                 ----------------------------------------------------------------
                                                                                           (In thousands)
       Financing Activities
       Proceeds from issuance of common stock...............                      16                    -                   177
       Proceeds from long-term borrowings ..................                  29,995               20,551                43,342
       Payments on long-term borrowings ....................                  (9,326)              (8,176)             (138,544)
       Deferred financing fees .............................                       -               (1,539)                 (597)
                                                                    ------------------   ------------------    ------------------
       Net cash (used in) provided by financing activities..                  20,685               10,836               (95,622)
                                                                    ------------------   ------------------    ------------------
       Increase (decrease) in cash .........................                   6,151               (2,536)               (4,311)
       Effect of exchange rate changes on cash..............                    (550)                (187)                  (78)
                                                                   ------------------   ------------------    ------------------

       Increase (decrease) in cash .........................                   5,601               (2,723)               (4,389)
       Cash at beginning of year ...........................                   2,004                7,605                 4,882
                                                                    ------------------   ------------------    ------------------
       Cash at end of year..................................           $       7,605        $       4,882         $         493
                                                                    ==================   ==================    ==================

       Supplemental Disclosures
       Supplemental disclosures of cash flow information:
            Interest paid ..........................                   $      31,752        $      34,154         $       4,279
                                                                    ==================   ==================    ==================
            Taxes paid..............................                   $         505        $           -         $           -
                                                                    ==================   ==================    ==================

       Supplemental schedule of non-cash investing and financing activities:

       In May 2001 the Company issued 3,386,488 shares of common stock upon the expiration of the CVRs issued in connection with the December 1999 exchange.

       In September 2001 the Company issued 3,990,565
       shares of common stock and options and paid
       $2,679,000 million in cash in connection with the
       acquisition of the minority interest in Old Grey
       Wolf. (See Note 4.)
       Decrease in oil and gas properties and other assets..           $      (2,925)
       Decrease in deferred income tax liability............           $       1,091
                                                                    ==================
       Increase in stockholders equity......................           $      (9,246)
                                                                   ==================
       Decrease in minority interest in foreign subsidiary..           $      13,759
                                                                    ==================



                                     See accompanying notes to consolidated financial statements.




                          ABRAXAS PETROLEUM CORPORATION

          CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)


                                                                                        Years Ended December 31,
                                                                               2001               2002               2003
                                                                       ---------------------------------------------------------
                                                                                             (In thousands)
   Net  income (loss)............................................        $        (19,718)  $       (118,527)    $        55,920
   Other Comprehensive income (loss):
   Hedging derivatives (net of tax) - See Note 16                                    (566)                                     -
     Reclassification adjustment for settled hedge contracts,
     net of taxes................................................                       -              2,556                   -
     Change in fair market value of outstanding hedge positions
     net of taxes ...............................................                       -             (1,990)                  -
                                                                        ------------------- ------------------ ------------------
                                                                                        -                566                   -
   Foreign currency translation adjustment
     Reclassification of foreign currency translation adjustment
       relating to the sale of foreign subsidiaries..............                        -                 -               4,632
     Effect of change in exchange rate...........................                        -                 -               4,435
                                                                        ------------------- ------------------ ------------------
Other comprehensive income (loss)................................                   (8,762)            4,858               9,067
                                                                        ------------------- ------------------ ------------------
Comprehensive income (loss)......................................       $          (28,480) $       (113,669)   $         64,987
                                                                        =================== ================== ==================






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


Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that it is reasonably possible that estimates of proved crude oil and natural gas revenues could significantly change in the future.

Concentration of Credit Risk

     Financial instruments, which potentially expose the Company to credit risk consist principally of trade receivables and crude oil and natural gas price swap agreements. Accounts receivable are generally from companies with significant oil and gas marketing activities. The Company performs ongoing credit evaluations and, generally, requires no collateral from its customers.

Cash and Equivalents

     Cash and cash equivalents includes cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Accounts Receivable

     Accounts receivable are reported net of an allowance for doubtful accounts of approximately $77,000 and $11,000 at December 31, 2002 and 2003, respectively. The allowance for doubtful accounts is determined based on the Company's historical losses, as well as a review of certain accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

Equipment Inventory

     Equipment inventory principally consists of casing, tubing, and compression equipment and is carried at cost.

Oil and Gas Properties

     The Company follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, less related deferred taxes, are limited, by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Excess costs are charged to proved property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances.

     Unproved properties represent costs associated with properties on which the Company is performing exploration activities or intends to commence such activities. These costs are reviewed periodically for possible impairments or reduction in value based on geological and geophysical data. If a reduction in value has occurred, costs being amortized are increased. The Company believes that the unproved properties will be substantially evaluated in six to thirty-six months and it will begin to amortize these costs at such time. During 2001, 2002 and 2003 the Company capitalized $164,000, $152,000 and $49,000 of interest expense respectively, based on the cost of major development projects in progress.

Other Property and Equipment

     Other property and equipment are recorded on the basis of cost. Depreciation of other property and equipment is provided over the estimated useful lives using the straight-line method. Major renewals and betterments are recorded as additions to the property and equipment accounts. Repairs that do not improve or extend the useful lives of assets are expensed.

Hedging

     The Company periodically enters into agreements to hedge the risk of future crude oil and natural gas price fluctuations. Such agreements are primarily in the form of price floors and collars, which limit the impact of price fluctuations with respect to the Company's sale of crude oil and natural gas. The Company does not enter into speculative hedges. Gains and losses on such hedging activities are recognized in oil and gas production revenues when hedged production is sold. The net cash flows related to any recognized gains or losses associated with these hedges are reported as cash flows from operations. If the hedge is terminated prior to expected maturity, gains or losses are deferred and included in income in the same period as the physical production required by the contract is delivered.

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

Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In March 1999, the Company amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. The Company recognized a credit of $2.8 million during 2001 as stock-based compensation. The credit for the year ended December 31, 2001 was due to a decline in the Company's common stock price. There was no stock based compensation for the year ended December 31, 2002. In January 2003, in connection with the restructuring (see note 2), the Company amended the exercise price to $0.66 on certain options with an existing exercise price greater than $0.66. The Company recognized stock-based compensation expense of approximately $1.1 million during 2003.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation, (SFAS
123)" which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2002 and 2003, risk-free interest rates of 3.5%, 1.50% and 1.5%, respectively; dividend yields of -0-%; volatility factors of the expected market price of the Company's common stock of .35, and a weighted-average expected life of the option of ten years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                    Year Ended December 31
                                                                 ----------------------------------------------------------------
                                                                         2001                   2002                  2003
                                                                  -------------------     -----------------     -----------------
Net income (loss) as reported                                 $          (19,718)     $       (118,527)     $          55,920
Add: Stock-based  employee  compensation expense included in
   reported net income, net of related tax effects                        (2,767)                    -                  1,106
Deduct:  Total  stock-based  employee  compensation  expense determined  under fair value based method for all awards,
   net of related tax effects                                             (1,284)                 (670)                  (228)
                                                                  -------------------     -----------------     -----------------
Pro forma net income (loss)                                   $          (23,769)      $      (119,197)     $          56,798
                                                                  ===================     =================     =================
Earnings (loss) per share:
   Basic - as reported                                        $            (0.76)      $         (3.95)     $            1.58
                                                                  ===================     =================     =================
   Basic - pro forma                                          $            (0.92)      $         (3.98)     $            1.61
                                                                  ===================     =================     =================
 Diluted - as reported                                         $           (0.76)      $        (3.95)     $            1.55
                                                                  ===================     =================     =================
Diluted - pro forma                                           $            (0.92)      $         (3.98)     $            1.57
                                                                  ===================     =================     =================

Foreign Currency Translation

     The functional currency for Canadian Abraxas and Grey Wolf (Old and New) is the Canadian dollar ($CDN). The Company translates the functional currency into U.S. dollars ($US) based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. Translation adjustments are reflected as accumulated other comprehensive income (loss) in the consolidated financial statement of stockholders' deficit.

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

Restoration, Removal and Environmental Liabilities

     The Company is subject to extensive Federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed.

     Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable.

Revenue Recognition

     The Company recognizes crude oil and natural gas revenue from its interest in producing wells as crude oil and natural gas is sold from those wells, net of royalties. Revenue from the processing of natural gas is recognized in the period the service is performed. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. The Company had no material gas imbalances at December 31, 2003.

Deferred Financing Fees

     Deferred financing fees are being amortized on a level yield basis over the term of the related debt arrangements.

Income Taxes

     The Company records deferred income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

New Accounting Pronouncements

     A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $3.1 million and $4.2 million at December 31, 2002 and December 31, 2003, respectively, out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

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

    The Company adopted SFAS 143 effective January 1, 2003. For the year ended December 31, 2003 the Company recorded a charge of $395,341 for the cumulative effect of the change in accounting principle and a liability of $1.3 million. During 2003, the Company charged approximately $379,000 to expense related to the accretion of the liability. The impact on each of the prior periods was not material.

    The following table summarizes the Company's asset retirement obligation transactions during the following years:

                                                                   2003                     2002                    2001
                                                          -----------------------    -------------------    ---------------------
Beginning asset retirement obligation................         $          3,946           $     4,056            $         4,305
Additions related to new properties..................                      973                   196                          -
Deletions related to property disposals..............                   (3,921)                 (306)                      (249)
Accretion expense....................................                      379                     -                          -
                                                          -----------------------    -------------------    ---------------------
Ending asset retirement obligation...................         $          1,377           $     3,946            $         4,056
                                                          =======================    ===================    =====================

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Effective January 1, 2002, the Company adopted SFAS 144. SFAS 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. This new standard had no impact on the Company's consolidated financial statements for the year ended December 31, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires costs associated with exit of disposal activities to be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company is currently evaluating the impact the standard will have on its results of operations and financial condition. The effective date of this standard has not been determined by the FASB.


     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149, among other things, clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and amends the definition of an "underlying" to conform it to language used in FIN 45. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted this statement effective July 1, 2003. Implementation of this new standard did not have an
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

     In November 2002 the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued, including loan guarantees such as standby letters of credit. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The Interpretation does not specify the subsequent measurement of the guarantor's recognized liability over the term of the related guarantee. The guidance in FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee's residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. FIN 45 specifies additional disclosures effective for financial statements of interim or annual periods ending after December 15, 2002. This new standard did not have an effect on the Company's consolidated financial position or results of operations.

     In January 2003 the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable-Interest Entities (VIEs".) FIN 46 establishes the definition of VIEs to encompass a broader group of entities than those previously considered special-purpose entities (SPEs). FIN 46 specifies the criteria under which it is appropriate for an investor to consolidate VIEs; in order for an investor to consolidate a VIE, the entity must fall within the definition of VIE and the investor must fall within the definition of primary beneficiary, both newly defined terms under this interpretation. The revised effective date of FIN 46 for public companies with VIEs meeting certain conditions will be the end of the first interim or annual period ending after

December 15, 2003. In December 2003 the FASB issued FASB Interpretation no. 46(R), which expanded and clarified the guidelines of FIN 46. This new standard did not have an effect on the Company's consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has no financial instruments affected by SFAS 150, therefore adoption by the Company as of July 1, 2003 will not impact the Company's financial statements.

2. Restructuring transactions

    In January 2003, the Company completed the following restructuring transactions:

        o The closing of the sale of the capital stock of Canadian Abraxas Petroleum and Old Grey Wolf, to a Canadian royalty trust for approximately $138 million.

        o The closing of a new senior credit agreement consisting of a term loan facility of $4.2 million and a revolving credit facility of up to $50 million with an initial borrowing base of $49.9 million, of which $42.5 million was used to fund the exchange offer described below and the remaining availability will be used to fund the continued development of our existing crude oil and natural gas properties.

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

     On February 23, 2004, the Company entered into an amendment to our existing senior credit agreement providing for two revolving credit facilities and a new non-revolving credit facility as described below. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date for these credit facilities is February 1, 2007. In the event of an early termination, we will be required to pay a prepayment premium, except in the limited circumstances described in the amended senior credit agreement.

     First Revolving Credit Facility. Lenders under the amended senior credit agreement have provided Abraxas a revolving credit facility with a maximum borrowing base of up to $20 million. The Company's current borrowing base under this revolving credit facility is the full $20.0 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior credit agreement. The Company has borrowed $6.6 million under this revolving credit facility, which was used to refinance principal and interest on advances under it's preexisting revolving credit facility under the senior credit agreement, and to pay certain fees and expenses relating to the transaction. Outstanding amounts under this revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 1.125%.

     Second Revolving Credit Facility. Lenders under the amended senior credit agreement have provided a second revolving credit facility, with a maximum borrowing of up to $30 million. This revolving credit facility is not subject to a borrowing base. The Company has borrowed $30.0 million under this revolving credit facility, which was used to refinance principal and interest on advances under our preexisting revolving credit facility, and to pay certain transaction fees and expenses. Outstanding amounts under this revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 3.00%.

     Non-Revolving Credit Facility. The Company has borrowed $15.0 million pursuant to a non-revolving credit facility, which was used to repay the preexisting term loan under it's senior credit agreement, to refinance principal and interest on advances under the preexisting revolving credit facility, and to pay certain transaction fees and expenses. This non-revolving credit facility is not subject to a borrowing base. Outstanding amounts under this credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 8.00%.

     Covenants.  Under the amended  senior credit  agreement,  we are subject to customary covenants and reporting requirements. Certain financial covenants require us to maintain minimum ratios of consolidated EBITDA (as defined in the amended senior credit agreement) to adjusted fixed charges (which includes certain capital expenditures), minimum ratios of consolidated EBITDA to cash interest expense, a minimum level of unrestricted cash and revolving credit availability, minimum hydrocarbon production volumes and minimum proved developed hydrocarbon reserves. In addition, if on the day before the end of each fiscal quarter the aggregate amount of our cash and cash equivalents exceeds $2.0 million, we are required to repay the loans under the amended senior credit agreement in an amount equal to such excess. The amended senior credit agreement also requires us to enter into hedging agreements on not less than 40% or more than 75% of our projected oil and gas production. We are also required to establish deposit accounts at financial institutions acceptable to the lenders and we are required to direct our customers to make all payments into these accounts. The amounts in these accounts will be transferred to the lenders upon the occurrence and during the continuance of an event of default under the amended senior credit agreement.

     In addition to the foregoing and other customary covenants, the amended senior credit agreement contains a number of covenants that, among other things, restrict our ability to:

        o   incur additional indebtedness;

        o   create or permit to be created liens on any of our properties;

        o   enter into change of control transactions;

        o   dispose of our assets;

        o   change our name or the nature of our business;

        o   make guarantees with respect to the obligations of third parties;

        o   enter into forward sales contracts;

        o   make  payments  in  connection  with  distributions,   dividends  or
            redemptions relating to our outstanding securities, or

        o   make investments or incur liabilities.

     Security. The obligations of Abraxas under the amended senior credit agreement continue to be secured by a first lien security interest in substantially all of Abraxas' assets, including all crude oil and natural gas properties.

     Guarantees. The obligations of Abraxas under the amended senior credit agreement continue to be guaranteed by Abraxas' subsidiaries, Sandia Oil & Gas, Sandia Operating, Wamsutter, Grey Wolf, Western Associated Energy and Eastside Coal. The guarantees under the amended senior credit agreement continue to be secured by a first lien security interest in substantially all of the guarantors' assets, including all crude oil and natural gas properties.

     Events of Default. The amended senior credit agreement contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in our financial condition.

     The following presents the summarized results of operations for the years ended December 31, 2001, 2002, and for the period ended January 23, 2003, for the Canadian properties which were not retained after the transaction in January 2003.

                                                       Year ended December 31,
                                                    2001        2002        2003
                                                  --------    --------    --------
Total revenue .................................   $ 41,468    $ 32,013    $  3,275
                                                  ========    ========    ========
Income (loss) from operations before income tax       (102)    (87,378)      1,250
Income tax expense (benefit) ..................      1,897     (29,697)        377
Minority interest in income ...................     (1,676)       --          --
                                                  --------    --------    --------
Income (loss) from operations .................   $ (3,675)   $(57,681)   $    873
                                                  ========    ========    ========

         Assets and liabilities related to the Canadian properties which were not retained after the January 2003 transaction:
                                                             December 31,
                                                                2002
                                                              --------
         Assets:
         Cash............................................     $  4,325
         Accounts receivable.............................        4,016
         Net property and equipment......................       54,468
         Other...........................................       11,438
                                                              --------
                                                              $ 74,247
                                                              --------
         Liabilities:
         Accounts payable and accrued liabilities........     $  7,320
         Long-tern debt..................................       45,964
         Other...........................................        3,413
                                                              --------
                                                              $ 56,697
                                                              --------

     Included in the loss from operations shown above is interest expense of $7.6 million and $9.5 million, and general and administrative expense of $1.5 million and $1.7 million for the years ended December 31, 2001 and 2002, respectively. The interest expense represents the amounts relating to an Old Grey Wolf senior credit facility which was repaid in conjunction with the transactions described above and the amounts related to the balance of certain notes (approximately $52.6 million) which had historically been reflected by Canadian Abraxas.

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

The following is a brief description of the Company's debt as of December 31, 2002 and 2003, respectively:

                                                                                December 31
                                                                      --------------------------------
                                                                            2002            2003
                                                                      --------------------------------
                                                                              (in thousands)
  11.5% Senior Notes due 2004 ("Old Notes") .........................    $       801     $      -
  12.875% Senior Secured Notes due 2003 ("First Lien Notes") ........         63,500            -
  11.5% Second Lien Notes due 2004 ("Second Lien Notes").............        190,178            -
  9.5% Senior Credit Facility ("Grey Wolf Facility") providing for borrowings up to approximately US $96 million (CDN $150
       million).  Secured by the assets of Old Grey Wolf and
       non-recourse to Abraxas.......................................         45,964            -
  11.5% Secured Notes due 2007 ("New Notes").........................              -        137,258 (a)
  Senior Credit Agreement ...........................................              -         47,391
                                                                      ---------------------------------
                                                                             300,443        184,649
  Less current maturities ...........................................         63,500              -
                                                                      ---------------------------------
                                                                         $   236,943      $ 184,649
                                                                      =================================

(a) After the transactions described in Note 2, for financial reporting purposes, the New Notes were reflected at the carrying value of the Second Lien Notes and Old Notes prior to the exchange of $191.0 million, net of the cash offered in the exchange of $47.5 million and net of the fair market value related to equity of $3.8 million offered in the exchange transaction. The face amount of the New Notes is $120.5 million at December 31, 2003 including $10.8 million in new notes issued for interest.

     Old Notes. Interest on the Old Notes was payable semi-annually in arrears on May 1 and November 1 of each year at the rate of 11.5% per annum. The Old Notes were redeemable, in whole or in part, at the option of the Company.

     First  Lien   Notes.   Interest   on  the  First  Lien  Notes  was  payable
semi-annually in arrears on March 15 and September 15 of each year at the rate of 12.875% per annum.

     Second  Lien  Notes.   Interest  on  the  Second  Lien  Notes  was  payable
semi-annually in arrears on May 1 and November 1, commencing May 1, 2000 at the rate of 11.5% per annum.

     New Notes - 11 1/2% Secured Notes. The New Notes accrue interest from the date of issuance, at a fixed annual rate of 11 1/2%, payable in cash semi-annually on each May 1 and November 1, commencing May 1, 2003, provided that, if we fail, or are not permitted pursuant to our new senior secured credit agreement or the intercreditor agreement between the trustee under the indenture for the New Notes and the lenders under the new senior secured credit agreement, to make such cash interest payments in full, we will pay such unpaid interest in kind by the issuance of additional New Notes with a principal amount equal to the amount of accrued and unpaid cash interest on the New Notes plus an additional 1% accrued interest for the applicable period. Upon an event of default, the New Notes accrue interest at an annual rate of 16.5%.

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

         The New Notes and related guarantees

        o are subordinated to the indebtedness under the senior credit agreement;

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

Period                                                             Percentage

From January 24, 2004 to June 23, 2004................................97.1674%
From June 24, 2004 to January 23, 2005................................98.5837%
Thereafter...........................................................100.0000%


     Under the indenture, we are subject to customary covenants which, among other things, restrict our ability to:

        o...borrow money or issue preferred stock;

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

         Senior Credit Agreement. In connection with the financial restructuring, Abraxas entered into a new senior credit agreement providing a term loan facility and a revolving credit facility which was amended in February 2004. A summary description of the senior credit agreement as amended, is set forth in Note 2.

4. Acquisitions and Divestitures

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

5. Property and Equipment

     The major components of property and equipment, at cost, are as follows:

                                                         Estimated                 December 31
                                                                        ----------------------------------
                                                        Useful Life          2002              2003
                                                      ----------------- ---------------- -----------------
                                                           Years                 (In thousands)
    Land, buildings, and improvements ..............         15            $       331      $       331
    Crude oil and natural gas properties ...........          -                529,047          329,526
    Natural Gas Processing..........................         18                 38,735                -
    Equipment and other ............................          7                  5,123            4,209
                                                                        ---------------- -----------------
                                                                           $   573,236      $   334,066
                                                                        ================ =================

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

Treasury Stock

     In March 1996, the Board of Directors authorized the purchase in the open market of up to 500,000 shares of the Company's outstanding common stock, the aggregate purchase price not to exceed $3,500,000. During the year ended December 31, 2000, 38,800 shares with an aggregate cost of $78,000 were purchased. During the years ended December 31, 2001, 2002 and 2003, the Company did not purchase any shares of its common stock for treasury stock.

7.  Stock Option Plans and Warrants

Stock Options

     The Company grants options to its officers, directors, and other employees under various stock option and incentive plans.

     During 2001, the Company's stockholders approved an amendment to the Abraxas Petroleum Corporation 1994 Long Term Incentive Plan to increase the number of shares of Abraxas common stock reserved for issuance under the plan to 5,000,000 shares. The additional shares were necessary to accommodate the grant of Abraxas options to Old Grey Wolf option holders in connection with the acquisition  of the minority  interest in Old Grey Wolf in  September  2001 (see
Note 4), and for the re-issuance of outstanding options granted under the Abraxas Petroleum Corporation 2000 Long Term Incentive Plan, which was terminated in 2001. The options were re-issued at the same exercise price and term as the original issuances.

     The Company's various stock option plans have authorized the grant of options to management, employees and directors for up to approximately 5.7 million shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable over three to four years of continued service at 25% to 33% on each anniversary date. At December 31, 2003 approximately 2.3 million options remain available for grant.

         A summary of the Company's stock option activity, and related information for the three years ended December 31, follows:

                                       2001                           2002                           2003
                           -----------------------------  -----------------------------  -----------------------------
                                      Weighted-Average               Weighted-Average               Weighted-Average
                            Options    Exercise Price      Options    Exercise Price     Options     Exercise Price
                            (000s)                         (000s)           (1)           (000s)
                           ---------- ------------------  ---------- ------------------  ---------  ------------------

Outstanding-beginning of
   year ...................   4,042       $    3.37          4,942       $    3.28          3,305     $      1.85
Granted ...................     918            2.81            521            0.68            360            0.68
Exercised .................      (8)           1.95              -              -            (129)           0.66
Forfeited/Expired .........     (10)           1.79         (2,158)           4.84           (172)           1.61
                           ----------                     ----------                     ---------

Outstanding-end of year ...   4,942       $    3.28          3,305       $    1.85          3,364     $      0.90
                           ==========                     ==========                     =========

Exercisable at end of year    2,259       $    2.65          2,136       $    1.91          2,331     $      0.95
                           ==========                     ==========                     =========

Weighted-average fair
   value of options
   granted during the year                  $  1.19                      $    0.63                    $      0.38

------------------

(1) In September 2001, the Abraxas Petroleum Corporation 2000 Long Term Incentive Plan was terminated, and options granted under the plan were reissued under the Abraxas Petroleum Corporation 1994 Long Term Incentive Plan at the same option price and term.

     The following table represents the range of option prices and the weighted average remaining life of outstanding options as of December 31, 2003:

                                             Options outstanding                                 Exercisable
                                -----------------------------------------------     --------------------------------------
                                     Weighted Weighted
                                                      average        average
                                     Number          remaining      exercise            Number         Weighted average
             Exercise price        outstanding          life          price           exercisable       exercise price
           --------------------- ------------------ --------------- ------------     ---------------- ---------------------
              $0.50 - 0.97            2,761,160         6.0        $     0.71           1,886,043    $         0.69
              $1.01 - 1.63              259,900         7.8              1.22             123,050              1.40
              $2.06 - 2.21              311,958         2.1              2.07             305,979              2.06
              $3.39 - 4.83               31,407         6.9              4.77              16,406              4.71

     In January 2003, in connection with the financial restructuring discussed in Note 2, approximately 1.9 million options with a strike price greater that $0.66 were re-priced to $0.66.

Stock Awards

     In addition to stock options granted under the plans described above, the 1994 Long-Term Incentive Plan also provides for the right to receive compensation in cash, awards of common stock, or a combination thereof. There were no awards in 2001, 2002 or 2003.

     The Company also has adopted the Restricted Share Plan for Directors which provides for awards of common stock to non-employee directors of the Company who did not, within the year immediately preceding the determination of the director's eligibility, receive any award under any other plan of the Company. There were no direct awards of common stock in 2001, 2002 or 2003.

Stock Warrants

     In 2000, the Company issued 950,000 warrants in conjunction with a consulting agreement. Each is exercisable for one share of common stock at an exercise price of $3.50 per share. These warrants have a four-year term beginning July 1, 2000. The Company paid cash compensation of $191,000 during 2001 under the consulting agreement.

     At December 31, 2003, the Company has approximately 3.3 million shares reserved for future issuance for conversion of its stock options, warrants, and incentive plans for the Company's directors, employees and consultants.

8.  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                       December 31
                                                                                ---------------------------
                                                                                    2002          2003
                                                                                ------------- -------------
                                                                                      (In thousands)
     Deferred tax liabilities:
       U.S. full cost pool .....................................................  $      -      $  4,835
                                                                                ------------- -------------
     Total deferred tax liabilities ............................................         -         4,835
     Deferred tax assets:
       U.S. full cost pool......................................................     2,168             -
       Capital loss carryforward................................................         -        12,895
       Original issue discount on certain debt obligations......................         -        22,453
       Canadian full cost pool..................................................     9,787         2,971
       Depletion ...............................................................     2,778         4,856
       Net operating losses  ("NOL")............................................    58,811        35,218
       Investment in foreign subsidiaries.......................................    32,038             -
       Other ...................................................................     1,364         2,575
                                                                                ------------- -------------
     Total deferred tax assets .................................................   106,946        80,968
     Valuation allowance for deferred tax assets ...............................   (99,126)      (76,133)
                                                                                ------------- -------------
     Net deferred tax assets ...................................................     7,820         4,835
                                                                                ------------- -------------
     Net deferred tax liabilities (assets) .....................................  $ (7,820)     $      -
                                                                                ============= =============

         Significant components of the provision (benefit) for income taxes are as follows:

                                                                            2001          2002         2003
                                                                        -----------------------------------------
     Current:
       Federal..........................................................  $    505      $      -     $      -
       Foreign .........................................................        -              -            -
                                                                         ----------------------------------------
                                                                          $    505      $      -     $      -
                                                                        =========================================


     Deferred:
       Federal .........................................................  $     -        $     -      $     -
       Foreign .........................................................     1,897         26,697         377
                                                                        -----------------------------------------
                                                                            $1,897       $ 26,697        $377
                                                                        =========================================

     At December 31, 2003 the Company had, subject to the limitation discussed below, $100.6 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2003 through 2022 if not utilized. In connection with the January 2003 transactions described in Note 2, certain of the loss carryforward may be utilized.

     At December 31, 2002, the Company was no longer permanently reinvested with respect to its foreign subsidiaries, see Note 2. As a result, the Company recorded net deferred tax assets of $32.0 million related to its investment in foreign subsidiaries, offset by an equivalent valuation allowance due to uncertainties as to the future utilization of these amounts.

     In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $99.1 million and $71.3 million for deferred tax assets at December 31, 2002 and 2003, respectively. , The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                           December 31
                                               ---------------------------------------------------------------------
                                                        2001                  2002                   2003
                                               -------------------------------------------- ------------------------
                                                                          (In thousands)
     Tax (expense) benefit at U.S.
       statutory rates (35%) ..............        $       5,318          $      51,878         $     (19,842)
     (Increase) decrease in deferred tax
       asset valuation allowance ..........               (4,907)               (59,456)               22,993
     Write-down of non-tax basis assets....               (2,194)                (7,009)                    -
     Higher effective rate of foreign
       operations..........................                 (136)                 7,349                (2,835)
     Percentage depletion .................                  596                    683                     -
      Investment in foreign subsidiaries ..                    -                 35,604                     -
     Other ................................               (1,079)                   648                  (693)
                                               -------------------------------------------- ------------------------
                                                   $      (2,402)         $      29,697         $        (377)
                                               ============================================ ========================

9. Related Party Transactions

     Accounts receivable - Other includes approximately $51,211 and $35,558 as of December 31, 2002 and 2003, respectively, representing amounts due from officers relating to advances made to employees.

     On July 29, 2003 the Company acquired all of the shares of the capital stock of Wind River Resources Corporation which owned an airplane. The sole shareholder of Wind River was the Company's President. The consideration for the purchase was 106,977 shares of Abraxas common stock and $35,000 in cash. Simultaneously with this transaction, the airplane was sold. The airplane had previously been made available to Abraxas' employees for business use.

     The Company paid Wind River a total of $314,000, $345,000 and $132,000 in 2001, 2002 and 2003, through July 29, respectively, for Wind River's operating cost associated with the Company's use of the plane.

10.  Commitments and Contingencies

Operating Leases

     During the years ended December 31, 2001, 2002 and 2003 the Company incurred rent expense related to leasing office facilities of approximately $519,000, $236,000 and $464,000 respectively. Future minimum rental payments are as follows at December 31, 2003.

     2004.............................................   $    416,000
     2005.............................................        412,000

     2006.............................................        223,000
     2007.............................................        161,000
     Thereafter.......................................        161,000
                                                       ------------------
                                                        $   1,373,000
                                                       ==================

Litigation and Contingencies

     In 2001 the Company and a partnership were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company has filed an appeal. The Company believes these charges are without merit. The Company has established a reserve in the amount of $845,000, which represents the Company's interest in the judgment. In 2002 the Company recorded $201,000 in other expense representing its share of the ongoing legal cost related to this matter.

     In 2003, Abraxas and Leam Drilling Systems each filed suit against the other relating to certain drilling services that Leam contracted to provide Abraxas. Abraxas believes that the services were provided in a grossly negligent manner and that Leam committed fraud. Leam has asserted that Abraxas failed to pay approximately $639,000 for services rendered. The cases are pending in Bexar County and Ward County, Texas.

     Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 2003, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

11. Earnings per Share

     Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed similar to basic, however diluted earnings per share reflects the assumed conversion of all potentially dilutive securities.

    The following table sets forth the computation of basic and diluted earnings per share:

                                                              2001               2002              2003
                                                       --------------------------------------------------------
Numerator:
     Net income (loss) before effect of accounting
       change ......................................... $  (19,718,000)    $ (118,527,000)     $ 56,315,000
     Cumulative  effect of accounting change...........              -                  -          (395,000)
                                                       --------------------------------------------------------
                                                         $ (19,718,000)    $ (118,527,000)       55,920,000
Denominator:
     Denominator for basic earnings per share -
       weighted-average shares ........................     25,788,571         29,979,397        35,364,363
     Effect of dilutive securities:
       Stock options and  warrants.....................              -                  -           711,928
                                                       --------------------------------------------------------

     Dilutive potential common shares Denominator for diluted earnings per share
       - adjusted weighted-average shares and assumed
       conversions.....................................     25,788,571         29,979,397        36,076,291
                                                       ========================================================

   Basic earnings (loss) per share:
     Net income (loss) before cumulative effect of
     accounting change................................e  $       (0.76)    $        (3.95)       $     1.59
     Cumulative effect of accounting change..........               -                  -              (0.01)
                                                       --------------------------------------------------------



   Net income (loss) per common share................   $        (0.76)    $       (3.95)       $      1.58
                                                       ========================================================
   Diluted earnings (loss) per share:
     Net income (loss) before cumulative effect of
     accounting change................................e  $        (0.76)   $       (3.95)       $      1.56
     Cumulative effect of accounting change..........               -                  -              (0.01)
                                                       --------------------------------------------------------
          Net income (loss) per common share - diluted. $        (0.76)    $       (3.95)       $      1.55
                                                       ========================================================

     For the year ended December 31, 2001and 2002, 4.3 million shares and 5.9 million shares respectively, were excluded from the calculation of diluted earnings per share since their inclusion would have been anti-dilutive.

12  Quarterly Results of Operations (Unaudited)

     Selected results of operations for each of the fiscal quarters during the years ended December 31, 2002 and 2003 are as follows:

                                                  1st              2nd               3rd              4th
                                                Quarter          Quarter           Quarter          Quarter
                                            ---------------- ----------------   --------------- ----------------
                                                           (In thousands, except per share data)
Year Ended December 31, 2002
   Net revenue...........................      $   11,807       $   14,235        $    11,061      $   17,217
   Operating income (loss)...............            (735)        (115,879)               490           5,221
   Net income (loss).....................          (8,699)         (95,690)            (8,438)         (5,700)
   Net income (loss) per common share -
     basic and diluted...................      $    (0.29)      $    (3.19)       $     (0.28)     $    (0.19)
Year Ended December 31, 2003
   Net revenue...........................      $   13,111       $    8,430        $     8,430      $    9,048
   Operating income (loss)...............           5,646            1,927              2,694           1,275
   Net income (loss).....................          62,702           (2,346)            (2,702)         (1,734)
   Net income (loss) per common share -
     basic...............................      $     1.83       $    (0.07)       $     (0.08)     $    (0.05)
   Net income (loss) per common share -
     diluted.............................      $     1.82       $    (0.07)       $     (0.08)     $    (0.05)

     During the second quarter of 2002, the Company incurred a ceiling limitation write-down of approximately $116.0 million.

13.  Benefit Plans

     The Company has a defined contribution plan (401(k)) covering all eligible employees of the Company. The Company did not contribute to the plan in 2002 or 2003. The employee contribution limitations are determined by formulas, which limit the upper one-third of the plan members from contributing amounts that would cause the plan to be top-heavy. The employee contribution is limited to the lesser of 20% of the employee's annual compensation or $11,000 in 2002 and $12,000 in 2003.

14.  Guarantor Condensed Consolidation Financial Statements

     The following table presents condensed consolidating balance sheets of Abraxas, as a parent company, and its significant subsidiaries, Canadian Abraxas and Old Grey Wolf, as of December 31, 2002 and 2003 and the related consolidating statements of operations and cash flows for the years ended December 31, 2001, 2002 and 2003. Canadian Abraxas was a guarantor of the First Lien Notes ($63.5 million) and jointly and severally liable with Abraxas for the Second Lien Notes ($190.2 million) and the Old Notes ($801,000). Old Grey Wolf was a non-guarantor with respect to the First Lien Notes and the Old Notes.

     The First Lien Notes and the Second Lien Notes were retired in connection with the financial restructuring transactions which occurred in January 2003. New Grey Wolf is a guarantor of the New Notes, there are no non-guarantor subsidiaries, accordingly, condensed consolidating balance sheets of Abraxas, as parent and its subsidiary New Grey Wolf are presented as of December 31, 2003 and the related consolidating statements of operations and cash flows for the year ended December 31, 2003.

               Condensed Consolidating Parent Company and Subsidiaries Balance Sheet
                                                December 31, 2003
                                                  (In thousands)


                                                      Abraxas                                         Abraxas
                                                     Petroleum                   Reclassifi-cations  Petroleum
                                                    Corporation     Subsidiary         and        Corporation and
                                                    Inc. Parent     (New Grey     eliminations     Subsidiaries
                                                     Company(1)       Wolf)
                                                   ----------------------------------------------------------------
Assets:
   Cash ....................................          $      -     $       493    $         -       $         493
   Accounts receivable, less allowance for
     doubtful accounts......................            14,101             903          (6,681)             8,323
   Equipment inventory .....................               782               -              -                 782
   Other current assets ....................               418             154              -                 572
                                                   -----------------------------------------------------------------
          Total current assets..............            15,301           1,550          (6,681)            10,170
Property and equipment - net................            76,021          35,542              -             111,563
Deferred financing fees, net  ..............             4,410               -              -               4,410
Deferred income taxes and other assets .....            27,551               -         (27,257)               294
                                                   -----------------------------------------------------------------
   Total assets ............................       $   123,283     $    37,092    $    (33,938)     $     126,437
                                                   =================================================================
Liabilities and Stockholders' deficit:
Current liabilities:
   Accounts payable .............................  $     7,075     $     8,652    $     (6,681)     $       9,046
   Accrued interest .............................        2,340               -              -               2,340
   Other accrued expenses .......................        1,228               -              -               1,228
                                                   -----------------------------------------------------------------
     Total current liabilities...................       10,643           8,652          (6,681)            12,614
Long-term debt ..................................      184,649               -              -             184,649
Future site restoration  ........................          776             601              -               1,377
                                                   -----------------------------------------------------------------
                                                       196,068           9,253          (6,681)           198,640
Stockholders' equity (deficit)...................      (72,785)         27,839         (27,257)           (72,203)
                                                    -----------------------------------------------------------------
Total liabilities and stockholders' equity
(deficit)........................................  $   123,283     $    37,092    $    (33,938)     $     126,437
                                                   =================================================================

         (1) Includes amounts for insignificant U.S. subsidiaries, Sandia Oil and Gas, Sandia Operating, Western Energy Associates, East Side Coal and Wamsutter, which are guarantors of the New Notes.

                Condensed Consolidating Parent Company, Restricted Subsidiaries and Non-Guarantor Balance Sheet
                                                       December 31, 2002
                                                        (In thousands)

                                                      Abraxas                    Non-Guarantor                     Abraxas
                                                     Petroleum      Restricted    Subsidiary   Reclassifi-        Petroleum
                                                     Corporation    Subsidiary     (Old Grey   cations and     Corporation and
                                                     Inc. Parent   (Canadian          Wolf)    eliminations      Subsidiaries
                                                      Company(2)    Abraxas)
                                                   -----------------------------------------------------------------------------
Assets:
Current assets:
   Cash ....................................          $    557     $     2,188       $   2,137  $         -          $  4,882
   Accounts receivable, less allowance for
     doubtful accounts......................             4,482           4,782          11,938      (11,157)           10,045
   Equipment inventory .....................               860             142              12             -            1,014
   Other current assets ....................               316             682             242             -            1,240
                                                   -----------------------------------------------------------------------------
          Total current assets..............             6,215           7,794          14,329      (11,157)           17,181



Property and equipment - net................            74,435          38,858          37,101             -          150,394
Deferred financing fees, net  ..............             2,970             688           2,013             -            5,671
Deferred income taxes and other assets .....           108,558                           7,820     (108,199)            8,179
                                                   -----------------------------------------------------------------------------
   Total assets ............................       $   192,178         $47,340         $61,263  $  (119,199)         $181,425
                                                   =============================================================================
Liabilities and Stockholders' deficit:
Current liabilities:
   Accounts payable .............................  $    15,928     $       766       $   6,398    $  (10,973)     $   12,119
   Accrued interest .............................        5,000           1,009             -               -           6,009
   Other accrued expenses .......................        1,162               -             -               -           1,162
   Current maturities of long-term debt .........       63,500               -             -               -          63,500
                                                   -----------------------------------------------------------------------------
     Total current liabilities...................       85,590           1,775         6,398         (10,973)         82,790
Long-term debt ..................................      138,350          52,629        45,964               -         236,943
Future site restoration  ........................            -           3,171           775               -           3,946
                                                   -----------------------------------------------------------------------------
                                                       223,940          57,575        53,137         (10,973)        323,679
Stockholders' equity (deficit)...................      (31,762)        (10,235)        8,126        (108,383)       (142,254)
                                                   -----------------------------------------------------------------------------
Total liabilities and stockholders' equity
(deficit)........................................  $ 192,178       $    47,340    $     61,263 $    (119,356)  $     181,425
                                                   =============================================================================

(2) Includes amounts for insignificant U.S. subsidiaries, Sandia Oil and Gas, Sandia Operating, Western Energy Associates, East Side Coal and Wamsutter, which are guarantors of the First and Second Lien Notes. Sandia is also a guarantor of the Old Notes. Additionally, these subsidiaries are designated as Restricted Subsidiaries along with Canadian Abraxas.

                 Condensed Consolidating Parent Company and Subsidiary Statement of Operations
                                     For the year ended December 31, 2003
                                                (In thousands)

                                                      Abraxas                                        Abraxas
                                                     Petroleum                    Reclassifi-        Petroleum
                                                    Corporation     Subsidiary      cation           Corporation
                                                    Inc. Parent     (New Grey        and                and
                                                     Company(1)       Wolf)        eliminations    Subsidiaries
                                                   ------------------------------ ------------------------------
Revenues:
   Oil and gas production revenues ...............    $    29,710    $    8,395    $         -     $   38,105
   Gas processing revenues........................             -            133              -            133
   Rig revenues ..................................            663            -               -            663
   Other  ........................................              7           111              -            118
                                                   ------------------------------ ------------------------------
                                                           30,380         8,639             -          39,019
Operating costs and expenses:
   Lease operating and production taxes ..........          8,342         1,257             -           9,599
   Depreciation, depletion, and amortization .....          7,608         3,195             -          10,803
   Rig operations ................................            609            -              -             609
   General and administrative ....................          3,995         1,365             -           5,360
   Stock-based compensation.......................          1,106            -              -           1,106
                                                   ------------------------------ ------------------------------
                                                           21,660         5,817             -          27,477
                                                   ------------------------------ ------------------------------
Operating income (loss)...........................          8,720         2,822             -          11,542

Other (income) expense:
   Interest income ...............................            (30)           -              -            (30)
   Amortization of deferred financing fees........          1,630            48             -           1,678
   Interest expense...............................         16,323           632             -          16,955
   Financing costs................................          4,406             -             -           4,406
   Gain on sale of foreign subsidiaries...........        (68,933)            -             -         (68,933)
   Other .........................................            100           674              -            774
                                                   ------------------------------ -----------------------------
                                                          (46,504)        1,354              -        (45,150)
                                                   ------------------------------ ------------------------------
Income (loss) before income tax and cumulative                                             -
   effect of accounting change....................         55,224         1,468                        56,692
Income tax expense (benefit)......................              -           377            -              377
Cumulative effect of accounting change............            395             -            -              395



                                                   ------------------------------ ------------------------------
Net  income (loss)................................    $    54,829   $     1,091     $      -      $    55,920
                                                   ============================== ==============================

           Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                            For the year ended December 31, 2002
                                                       (In thousands)

                                                       Abraxas
                                                     Petroleum      Restricted   Non-Guarantor                     Abraxas
                                                     Corporation    Subsidiary   Subsidiary    Reclassifi-        Petroleum
                                                     Inc. Parent   (Canadian     (Old Grey     cations and     Corporation and
                                                      Company(2)    Abraxas)        Wolf)      eliminations      Subsidiaries
                                                   -----------------------------------------------------------------------------
Revenues:
   Oil and gas production revenues ...............     $ 20,835      $  14,726      $ 15,301   $        -         $  50,862
   Gas processing revenues........................            -          1,955           465                          2,420
   Rig revenues ..................................          635              -             -            -               635
   Other  ........................................           71            152           180            -               403
                                                     ---------------------------------------------------------------------------
                                                         21,541         16,833        15,946            -            54,320
Operating costs and expenses:
   Lease operating and production taxes ..........        7,639          3,751         3,850            -            15,240
   Depreciation, depletion, and amortization .....        9,194         10,633         6,712            -            26,539
   Proved property impairment ....................       28,178         60,501        27,314            -           115,993
   Rig operations ................................          567              -             -            -               567
   General and administrative ...................         4,045          1,312         1,527            -             6,884
                                                   ---------------------------------------------------------------------------
                                                         49,623         76,197        39,403            -           165,223
                                                   ---------------------------------------------------------------------------
Operating income (loss)...........................      (28,082)       (59,364)      (23,457)           -          (110,903)

Other (income) expense:
   Interest income ...............................          (92)            -             -             -               (92)
   Amortization of deferred financing fees........        1,325            366           404            -             2,095
   Interest expense...............................       24,689          6,665         2,796            -            34,150
   Other .........................................        1,168             -              -            -             1,168
                                                   ---------------------------------------------------------------------------
                                                         27,090          7,031         3,200            -            37,321
                                                   ---------------------------------------------------------------------------
Income (loss) before income tax ..................      (55,172)       (66,395)      (26,657)           -          (148,224)
Income tax expense (benefit)......................            -        (18,522)      (11,175)           -           (29,697)
                                                   ------------------------------ --------------------------------------------
Net  income (loss)................................   $  (55,172)  $    (47,873    $  (15,482)   $       -       $  (118,527)
                                                   ===========================================================================


           Condensed Consolidating Parent Company, Restricted Subsidiary and Non-Guarantor Statement of Operations
                                            For the year ended December 31, 2001
                                                       (In thousands)

                                                       Abraxas
                                                     Petroleum      Restricted   Non-Guarantor                     Abraxas
                                                     Corporation    Subsidiary   Subsidiary    Reclassifi-        Petroleum
                                                     Inc. Parent   (Canadian     (Old Grey     cations and     Corporation and
                                                      Company(2)    Abraxas)        Wolf)      eliminations      Subsidiaries
                                                   -----------------------------------------------------------------------------
Revenues:
   Oil and gas production revenues ...............    $  34,934      $  24,308    $   13,959     $      -          $ 73,201
   Gas processing revenues .......................           -           2,008           430            -             2,438
   Rig revenues ..................................          756              -             -            -               756
   Other  ........................................           85            471           292            -               848
                                                   ---------------------------------------------------------------------------
                                                         35,775         26,787        14,681            -            77,243
Operating costs and expenses:
   Lease operating and production taxes ..........        9,302          6,836         2,478            -            18,616
   Depreciation, depletion, and amortization .....       12,336         14,707         5,441            -            32,484
   Proved property impairment.....................            -          2,638             -            -             2,638


   Rig operations ................................          702              -             -            -               702
   General and administrative ....................        3,742          1,720           983            -             6,445
   General and administrative (Stock-based
     Compensation)................................       (2,767)             -             -            -            (2,767)
                                                   ---------------------------------------------------------------------------
                                                         23,315         25,901         8,902            -            58,118
                                                   ---------------------------------------------------------------------------
Operating income (loss)...........................       12,460            886         5,779            -            19,125

Other (income) expense:
   Interest income ...............................       (1,242)            -             -        1,164               (78)
   Amortization of deferred financing fees........        1,907            361            -            -              2,268
   Interest expense...............................       25,086          7,117           484      (1,164)            31,523
   Other .........................................        1,052            -             -            -               1,052
                                                   ---------------------------------------------------------------------------
                                                         26,803          7,478           484          -              34,765
                                                   ------------------------------ --------------------------------------------
Income (loss) before income tax ..................      (14,343)        (6,592)        5,295          -             (15,640)
Income tax expense (benefit)......................          505            (80)        1,977          -               2,402
Minority interest in income of consolidated
   foreign subsidiary.............................            -             -          1,676          -               1,676
                                                   ------------------------------ --------------------------------------------
Net  income (loss)................................   $  (14,848)  $     (6,512)     $  1,642   $      -       $     (19,718)
                                                   ============================== ============================================

                       Condensed Consolidating Parent and Subsidiary Statement of Cash Flow
                                       For the year ended December 31, 2003
                                                  (In thousands)

                                                      Abraxas
                                                     Petroleum                      Reclassifi          Abraxas
                                                    Corporation     Subsidiary      -cations           Petroleum
                                                    Inc. Parent     (New Grey        and             Corporation and
                                                     Company(1)       Wolf)        eliminations       Subsidiaries
                                                   ----------------------------------------------------------------
Operating Activities
Net income (loss) ...........................        $    54,829    $     1,091     $       -      $      55,920
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Gain on sale of foreign subsidiaries....            (68,933)             -             -            (68,933)
     Depreciation, depletion, and
       amortization .........................              7,608          3,195             -             10,803
     Non-cash interest and financing costs...             16,422              -             -             16,422
     Deferred income tax (benefit) expense...                               377             -                377
     Amortization of deferred financing fees.              1,630             48             -              1,678
     Stock-based compensation................              1,106              -             -              1,106
     Changes in operating assets and
       liabilities:
         Accounts receivable ................             (7,850)           394         6,010             (1,446)
         Equipment inventory ................                 78              -             -                 78
         Other  .............................                295              -             -                295
         Accounts payables and accrued
           expenses .........................              6,294          7,266        (6,010)             7,550
                                                   -----------------------------------------------------------------
Net cash provided by (used in)operations.....             11,479         12,371             -             23,850

Investing Activities
Capital expenditures, including purchases
   and development of properties ............             (9,194)        (9,155)            -            (18,349)
Proceeds from sale of foreign subsidiaries...             85,810              -             -             85,810
                                                   -----------------------------------------------------------------
Net cash provided (used) by investing
   activities................................             76,616         (9,155)            -             67,461



Financing Activities
Proceeds from issuance of common stock.......                177              -             -                177
Proceeds from long-term borrowings...........             43,051            291             -             43,342
Payments on long-term borrowings ............           (131,283)        (7,261)            -           (138,544)
Deferred financing fees......................               (597)             -             -               (597)
                                                   -----------------------------------------------------------------
Net cash provided  (used) by financing
   activities................................            (88,652)        (6,970)            -            (95,622)
Effect of exchange rate changes on cash .....                  -            (78)            -                (78)
                                                   -----------------------------------------------------------------
Increase (decrease) in cash .................               (557)        (3,832)            -             (4,389)
Cash at beginning of year ...................                557          4,325             -              4,882
                                                   ----------------------------------------------------------------
Cash at end of year..........................         $        -     $      493    $        -      $         493
                                                   =================================================================

                 Condensed Consolidating Parent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                              For the year ended December 31, 2002
                                                         (In thousands)

                                                       Abraxas
                                                     Petroleum      Restricted   Non-Guarantor                     Abraxas
                                                     Corporation    Subsidiary   Subsidiary    Reclassifi-        Petroleum
                                                     Inc. Parent   (Canadian     (Old Grey     cations and     Corporation and
                                                      Company(2)    Abraxas)        Wolf)      eliminations      Subsidiaries
                                                   -----------------------------------------------------------------------------
Operating Activities
Net income (loss) ...........................        $   (55,172)   $  (47,873)     $ (15,482)  $        -     $     (118,527)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Depreciation, depletion, and
       amortization .........................              9,194         10,633         6,712            -             26,539
     Proved property impairment .............             28,178         60,501        27,314            -            115,993
     Deferred income tax (benefit) expense...                  -        (18,522)      (11,175)           -            (29,697)
     Amortization of deferred financing fees.              1,325            366           404            -              2,095
     Changes in operating assets and
       liabilities:
         Accounts receivable ................             18,088         (3,187)        1,114      (18,262)            (2,247)
         Equipment inventory ................                201              -             -            -                201
         Other  .............................                381           (177)          (78)           -                126
         Accounts payables and accrued
           expenses .........................                (47)           479        (3,251)           -             (2,819)
                                                   ------------------------------------------------------------------------------
Net cash provided by (used in)operations.....              2,148          2,220         5,555      (18,262)            (8,336)

Investing Activities
Capital expenditures, including purchases
   and development of properties ............             (5,070)        (4,926)      (28,916)           -            (38,912)
Proceeds from sale of oil and gas
   properties................................              9,725         21,789         2,362            -             33,876
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by investing
   activities................................              4,655         16,863       (26,554)           -             (5,036)
Financing Activities
Proceeds from long-term borrowings...........                  -              -        20,551            -             20,551
Payments on long-term borrowings ............             (8,176)       (18,262)            -       18,262             (8,176)
Deferred financing fees......................             (1,663)           146           (22)           -             (1,539)
                                                   ------------------------------------------------------------------------------
Net cash provided  (used) by financing
   activities................................             (9,839)       (18,116)       20,529       18,262             10,836
                                                   ------------------------------------------------------------------------------
Effect of exchange rate changes on cash .....                  -            (24)         (163)           -               (187)
                                                   ------------------------------------------------------------------------------
Increase (decrease) in cash .................             (3,036)           943          (630)           -             (2,723)
Cash at beginning of year ...................              3,593          1,245         2,767            -              7,605
                                                   ------------------------------------------------------------------------------
Cash at end of year..........................       $        557    $     2,188    $    2,137  $        -     $         4,882
                                                   ==============================================================================

                 Condensed Consolidating Parent, Restricted Subsidiary and Non-Guarantor Statement of Cash Flow
                                              For the year ended December 31, 2001
                                                         (In thousands)

                                                       Abraxas
                                                     Petroleum      Restricted   Non-Guarantor                     Abraxas
                                                     Corporation    Subsidiary   Subsidiary    Reclassifi-        Petroleum
                                                     Inc. Parent   (Canadian     (Old Grey     cations and     Corporation and
                                                      Company(2)    Abraxas)        Wolf)      eliminations      Subsidiaries
                                                   -----------------------------------------------------------------------------
Operating Activities
Net income (loss) ...........................        $   (14,848)   $    (6,512)    $   1,642    $       -      $     (19,718)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Minority interest in income of foreign
       subsidiary............................                  -              -         1,676            -              1,676
     Loss on sale of equity investment.......                845              -             -            -                845
     Depreciation, depletion, and
       amortization .........................             12,336         14,707         5,441            -             32,484
     Proved property impairment..............                  -          2,638             -                           2,638
     Deferred income tax (benefit) expense...                  -            (80)        1,977            -              1,897
     Amortization of deferred financing fees.              1,907            361             -            -              2,268
     Stock-based compensation ...............             (2,767)             -             -            -             (2,767)
     Changes in operating assets and
       liabilities:
         Accounts receivable ................             28,804         (9,721)       (6,390)           -             12,693
         Equipment inventory ................                (76)             -             -            -                (76)
         Other  .............................               (281)             -           175            -               (106)
         Accounts payables and accrued
           expenses .........................            (12,915)        (2,254)         (402)           -            (15,571)
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by operating
   activities ...............................             13,005           (861)        4,119            -             16,263
Investing Activities
Capital expenditures, including purchases
   and development of properties ............            (19,126)       (15,313)      (22,617)           -            (57,056)
Proceeds from sale of oil and gas
   properties................................              9,677         15,882         3,379            -             28,938
Acquisition of minority interest ............             (2,679)             -            -             -             (2,679)
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by investing
   activities................................            (12,128)           569       (19,238)           -            (30,797)
                                                   ------------------------------------------------------------------------------
Financing Activities
Proceeds form issuance of common stock.......                 16              -             -            -                 16
Proceeds from long-term borrowings ..........             11,700              -        18,295            -             29,995
Payments on long-term borrowings ............             (9,326)             -             -            -             (9,326)
                                                   ------------------------------------------------------------------------------
Net cash provided (used) by financing
   activities                                              2,390              -        18,295            -             20,685
                                                   ------------------------------------------------------------------------------
                                                           3,267           (292)        3,176            -              6,151
Effect of exchange rate changes on cash .....                  -           (141)         (409)           -               (550)
                                                   ------------------------------------------------------------------------------
Increase (decrease) in cash .................              3,267           (433)        2,767            -              5,601
Cash at beginning of year ...................                326          1,678             -            -              2,004
                                                   ------------------------------------------------------------------------------
Cash at end of year..........................        $     3,593  $       1,245   $     2,767  $          -    $        7,605
                                                   ==============================================================================



15. Business Segments

     The Company conducts its operations through two geographic segments, the United States and Canada, and is engaged in the acquisition, development, and production of crude oil and natural gas in each country. The Company's significant operations are located in the Texas Gulf Coast, the Permian Basin of western Texas, and Canada. Identifiable assets are those assets used in the operations of the segment. Corporate assets consist primarily of deferred financing fees and other property and equipment. The Company's revenues are derived primarily from the sale of crude oil, condensate, natural gas liquids, and natural gas to marketers and refiners and from processing fees from the custom processing of natural gas. As a general policy, collateral is not required for receivables; however, the credit of the Company's customers is regularly assessed. The Company is not aware of any significant credit risk relating to its customers and has not experienced significant credit losses associated with such receivables.

     In 2003, three customers accounted for approximately 67% of consolidated oil and natural gas production revenue. Three customers accounted for approximately 80% of United States revenue and three customer accounted for approximately 91% of revenue in Canada. In 2002, four customers accounted for approximately 79% of consolidated oil and natural gas production revenue. Three customers accounted for approximately 77% of United States revenue and one customer accounted for approximately 80% of revenue in Canada. In 2001, three customers accounted for approximately 41% of oil and natural gas production revenues. Three customers accounted for approximately 76% of United States revenue and five customers accounted for approximately 76% of revenue in Canada.

Business segment information about the Company's 2001 operations in different geographic areas is as follows:

                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
Revenues ...................................        $      35,775       $      41,468     $       77,243
                                                 ==================  ================== ===================
Operating profit............................        $      13,795       $       6,665     $       20,460
                                                 ==================  ==================
General corporate ...............................................................                 (1,335)
Net interest expense and amortization of
   deferred financing fees ......................................................                (33,713)
Other expense....................................................................                 (1,052)
                                                                                        -------------------
Loss before income taxes.........................................................         $      (15,640)
                                                                                        ===================

Identifiable assets at December 31, 2001 ...        $     124,993       $     174,063     $      299,056
                                                 ==================  ==================
Corporate assets ...........................                                                       4,560
                                                                                        -------------------
   Total assets ............................                                              $      303,616
                                                                                        ===================

Business segment information about the Company's 2002 operations in different geographic areas is as follows:
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
Revenues ...................................        $      21,541       $      32,779     $       54,320
                                                 ==================  ================== ===================
Operating loss..............................        $     (23,677)      $     (82,821)    $     (106,498)
                                                 ==================  ==================
General corporate ...............................................................                 (4,405)
Net interest expense and amortization of
   deferred financing fees ......................................................                (36,153)
Other expense....................................................................                 (1,168)
                                                                                        -------------------
Loss before income taxes.........................................................         $     (148,224)
                                                                                        ===================

Identifiable assets at December 31, 2002....        $      81,025       $      94,059     $      175,084
                                                 ==================  ==================
Corporate assets ...........................                                                       6,341
                                                                                        -------------------
   Total assets ............................                                              $      181,425
                                                                                        ===================

Business segment information about the Company's 2003 operations in different geographic areas is as follows:

                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
Revenues ...................................        $      30,380       $       8,639     $       39,019
                                                 ==================  ================== ===================
Operating income............................        $      14,001       $       2,822     $       16,823
                                                 ==================  ==================



General corporate ...............................................................                 (5,281)
Net interest expense, financing cost and
   amortization of deferred financing fees ......................................                (23,009)
Gain on sale of foreign subsidiaries.............................................                 68,933
Other income (expense) - net.....................................................                   (774)
Cumulative effect of accounting change...........................................                   (395)
                                                                                        -------------------
Income before income taxes.......................................................         $       56,297
                                                                                        ===================

Identifiable assets at December 31, 2003....        $      84,228       $      37,092     $      121,320
                                                 ==================  ==================
Corporate assets ...........................                                                       5,117
                                                                                        -------------------
   Total assets ............................                                              $      126,437
                                                                                        ===================

16.  Hedging Program and Derivatives

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities. Gains and losses on hedging instruments related to accumulated Other Comprehensive Income (Loss) and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenue in the period that the related production is delivered. The Company has not elected hedge accounting for the floors that are in place as of December 31, 2003, accordingly, adjustments to the carrying value of the instruments are recognized in oil and gas income in the current period.

     Under the terms of the Company's senior credit agreement, the Company is required to maintain hedging agreements with respect to not less than 25% nor more than 75% of it crude oil and natural gas production for a rolling six month period. The credit agreement was amended in February 2004, see Note 2, increasing the minimum hedged position to 40% of our estimated production. As of December 31, 2003 the Company's hedging positions were as follows:

          Time Period                   Notional Quantities         Price
--------------------------------- ---------------------------- ----------------
March  1,  2003 -  February  29,  5,000 MMBtu of natural gas   Floor of $4.50
2004                              production per day
March 1, 2004 - April 30, 2004    2,000 MMBtu of natural gas   Floor of $4.00
                                  production per day
March 1, 2004 - April 30, 2004    500 Bbl of crude oil         Floor of $22.00
                                  production per day
May 2004                          2,000 MMbtu of natural gas   Floor of $4.00
                                  production per day
May 2004                          500 Bbls of crude oil        Floor of $22.00
                                  production per day
June 2004                         800 Bbls of crude oil        Floor of $22.00
                                  production per day
July 2004                         2,000 MMbtu of natural gas   Floor of $4.00
                                  production per day
July 2004                         500 Bbl of crude oil         Floor of $22.00
                                  production per day

     All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items.

     The fair value of the hedging instrument was determined based on the base price of the hedged item and NYMEX forward price quotes. As of December 31, 2003, a commodity price increase of 10% would have resulted in an unfavorable change in the fair market value of approximately $2,000 and a commodity price decrease of 10% would have resulted in a favorable change in fair market value of approximately $2,000.

17.  Proved Property Impairment

     In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the year, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. As of December 31, 2001, the Company's net capitalized costs of oil and gas properties exceeded the present value of its estimated proved reserves by $71.3 million ($38.9 million on the U.S. properties and $32.4 million on the Canadian properties). These amounts were calculated considering 2001 year-end prices of $19.84 per barrel for oil and $2.57 per Mcf for gas as adjusted to reflect the expected realized prices for each of the full cost pools. The Company did not adjust its capitalized costs for its U.S. properties because subsequent to December 31, 2001, oil and gas prices increased such that capitalized costs for its U.S. properties did not exceed the present value of the estimated proved oil and gas reserves for its U.S. properties as determined using increased realized prices on March 22, 2002 of $24.16 per Bbl for oil and $2.89 per Mcf for gas. During the second quarter of 2002, the Company had a ceiling limitation write-down of approximately $116.0 million. At December 31, 2003, the net capitalized cost of crude oil and natural gas properties did not exceed the present value of our estimated reserves, as such, no write-down was recorded.

18.  Supplemental Oil and Gas Disclosures (Unaudited)

<,         The accompanying table presents information concerning the Company's crude oil and natural gas producing activities as required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities are as follows:

                                                                  Years Ended December 31
                                         -----------------------------------------------------------------------------------------
                                                           2002                                         2003
                                         -----------------------------------------------------------------------------------------
                                             Total          U.S.         Canada         Total                U.S.        Canada
                                         -----------------------------------------------------------------------------------------
                                                                                   (In thousands)
     Proved crude oil and natural
       gas properties ............       $    521,995  $    279,401   $    242,594   $    325,222      $    288,559    $    36,663
     Unproved properties .........              7,052            -           7,052          4,304                -           4,304
                                         ------------- ------------- --------------- --------------    -------------- -------------
       Total...........................       529,047       279,401        249,646        329,526           288,559         40,967
     Accumulated depreciation,
       depletion, and
       amortization, and
       impairment ................           (420,344)     (205,181)      (215,163)      (219,404)         (212,609)        (6,795)
                                        --------------    -------------- ------------- -------------   -------------- ------------
         Net capitalized costs ...       $    108,703  $     74,220  $      34,483   $    110,122      $     75,950    $    34,172
                                         ============= ============= =============== ==============    ============== =============

         Cost incurred in oil and gas property acquisitions, exploration and development activities are as follows:

                                                                    Years Ended December 31
                               ---------------------------------------------------------------------------------------------------
                                              2001                           2002                              2003
                                --------------------------------   --------------------------------   ----------------------------
                                  Total       U.S.     Canada       Total       U.S.      Canada (1)    Total     U.S.      Canada
                                ---------  --------   --------     --------  ---------    ---------   ---------  --------   ------
                                                                                            (In thousands)

   Property acquisition costs:
     Proved ...................  $     -   $   -      $    -       $   -     $    -       $    -      $    -     $    -       $   -
     Unproved .................        -       -           -           -          -            -           -          -           -
                                ---------  --------   --------     --------  ---------    ---------   ---------  --------   ------

                                 $     -   $   -      $    -       $   -     $    -       $    -      $    -     $    -       $   -
                                =========  ========   ========     ========  =========    =========   =========  ========   ======
   Property development and
     exploration costs ........  $ 56,694  $ 18,867   $ 37,827     $ 38,560  $  4,944     $ 33,616    $ 18,313   $ 9,158   $ 9,155
                                =========  ========   ========     ========  =========    =========   =========  ========   ======

         (1) Canadian costs in 2002 were primarily for exploratory purposes.

         The results of operations for oil and gas producing activities for the three years ending December 31, 2001, 2002 and 2003, respectively are as follows:

                                                                      Years Ended December 31
                               ---------------------------------------------------------------------------------------------------
                                              2001                           2002                              2003
                                --------------------------------   --------------------------------   ----------------------------
                                  Total       U.S.     Canada       Total       U.S.      Canada (1)    Total     U.S.      Canada
                                ---------  --------   --------     --------  ---------    ---------   ---------  --------   ------
                                                                        (In thousands)

   Revenues ...................   $ 73,201   $ 34,934   $  38,267  $   50,862   $ 20,835  $  30,027  $ 38,105  $  29,710   $ 8,395
   Production costs ...........    (18,616)    (9,302)     (9,314)    (15,240)    (7,639)    (7,601)   (9,599)    (8,342)   (1,257)
   Depreciation, depletion,
     and amortization .........    (32,124)   (11,976)    (20,148)    (26,224)    (8,879)   (17,345)   (9,410)    (7,428)   (1,982)
   Proved property impairment .     (2,638)        -       (2,638)   (115,993)   (28,178)   (87,815)        -          -         -
   General and administrative .     (1,565)    (1,073)       (492)     (1,836)    (1,011)      (825)   (1,339)      (998)     (341)
   Income taxes (expense)
     benefit...................     (2,419)        -       (2,419)          -         -           -      (377)        -       (377)
                                  ---------  --------   ---------    --------  ---------    ---------   ---------  --------   ------

   Results of operations from oil
    and gas producing activities
   (excluding corporate overhead
    and interest costs) ......... $ 15,839   $ 12,583   $   3,256  $ (108,431)  $(24,872) $ (83,559) $  17,380  $  12,942   $ 4,438
                                 ==========  ========   =========  ==========  =========   =========-  ========= =========  =======
   Depletion rate per barrel
     of oil equivalent, before
     impact of impairment .....   $   8.8 1  $   6.96   $   10.45  $     8.52   $   7.55  $    8.94  $    7.13  $    7.24   $   6.74
                                 ==========  ========   =========  ==========  =========   =========-  ========= =========  =======


Estimated Quantities of Proved Oil and Gas Reserves

     The following table presents the Company's estimate of its net proved crude oil and natural gas reserves as of December 31, 2001, 2002, and 2003. The Company's management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reserve engineers.

                                                              Total                    United States                Canada
                                                     -----------------------------------------------------------------------------
                                                        Liquid      Natural         Liquid       Natural       Liquid      Natural
                                                      Hydrocarbons   Gas          Hydrocarbons     Gas       Hydrocarbons   Gas
                                                     -----------------------------------------------------------  ----------------
                                                         (Barrels)   (Mcf)        (Barrels)       (Mcf)        (Barrels)    (Mcf)
                                                                                              (In Thousands)
     Proved developed and undeveloped reserves:
       Balance at January 1, 2001...................    8,844        191,327           6,081      114,908         2,763     76,419
         Revisions of previous estimates ...........     (628)         2,944            (688)       3,318            60       (374)
         Extensions and discoveries ................    1,064         26,329             354        4,886           710     21,443
         Production ................................     (732)       (17,495)           (416)      (7,823)         (316)    (9,672)
         Sale of minerals in place .................   (1,746)       (14,348)           (924)      (6,821)         (822)    (7,527)
                                                     -----------------------------------------------------------------------------
       Balance at December 31, 2001.................    6,802        188,757           4,407      108,468         2,395     80,289
         Revisions of previous estimates ...........     (798)       (29,701)            (63)     (15,248)         (735)   (14,453)
         Extensions and discoveries ................      522         19,166               -            -           522     19,166
         Production ................................     (534)       (15,453)           (264)      (5,472)         (270)    (9,981)
         Sale of minerals in place .................   (1,387)       (23,937)           (843)      (9,553)         (544)   (14,384)
                                                     ------------------------------------------------------------------------------
       Balance at December 31, 2002 ................    4,605        138,832           3,237       78,195         1,368     60,637
         Revisions of previous estimates ...........      310          5,564             268        6,760            42     (1,196)
         Extensions and discoveries ................      654          4,474              44           28           610      4,446
         Production ................................     (288)        (6,190)           (229)      (4,781)          (59)    (1,409)
         Sale of minerals in place .................   (1,146)       (46,396)              -            -        (1,146)   (46,396)
                                                     ------------------------------------------------------------------------------
       Balance at December 31, 2003.................    4,135         96,284           3,320       80,202           815     16,082
                                                     ==============================================================================


                                                               Total                    United States                Canada
                                                     -----------------------------------------------------------------------------
                                                        Liquid      Natural         Liquid       Natural       Liquid      Natural
                                                      Hydrocarbons   Gas          Hydrocarbons     Gas       Hydrocarbons   Gas
                                                     -----------------------------------------------------------  ----------------
                                                         (Barrels)   (Mcf)        (Barrels)       (Mcf)       (Barrels)    (Mcf)
     Proved developed reserves:
       December 31, 2001 ...........................    5,047       111,243        2,892         40,514        2,155        70,729
                                                    ==============================================================================

       December 31, 2002............................    3,004        90,374        1,754         34,776        1,250        55,598
                                                    ==============================================================================

       December 31, 2003............................    2,314        52,398        1,887         39,371          427        13,027
                                                    ==============================================================================

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

     Under the standardized measure, future cash inflows were estimated by applying period-end prices at December 31, 2003 adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis of the properties. Operating loss carryforwards, tax credits, and permanent differences to the extent estimated to be available in the future were also considered in the future income tax calculations, thereby reducing the expected tax expense.

     Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

     Set forth below is the Standardized Measure relating to proved oil and gas reserves for the three years ending December 31, 2001, 2002 and 2003

                                                                     Years Ended December 31
                              ----------------------------------------------------------------------------------------------------
                                               2001                          2002                             2003
                              -----------------------------------------------------------------------------------------------------
                                  Total        U.S.     Canada       Total      U.S.     Canada       Total      U.S.    Canada
                              -----------------------------------------------------------------------------------------------------
                                                                                         (In thousands)

   Future cash inflows .....    $ 607,375   $ 313,640  $ 293,735  $ 686,055  $ 389,061  $296,994  $  621,290  $  512,797  $108,493
   Future production and
     development costs .....     (220,613)   (138,296)   (82,317)  (225,068)  (158,507)  (66,561)   (204,537)   (179,036)  (25,498)
   Future income tax expense            -           -         -            -          -       -            -           -       -
                              ------------------------------------------------------------------------------------------------------
   Future net cash flows ...      386,762     175,344    211,418    460,987    230,554   230,433     416,756     333,761    82,995
   Discount ................     (177,096)    (98,157)   (78,939)  (206,134)  (120,238)  (85,896)   (199,933)   (172,177)  (27,756)
                              ------------------------------------------------------------------------------------------------------
   Standardized Measure of
     discounted future net
     cash relating to proved
     reserves ..............  $   209,666   $  77,187  $ 132,479  $ 254,853  $ 110,316  $144,537  $  216,823  $  161,584  $ 55,239
                              ======================================================================================================

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

         The following is an analysis of the changes in the Standardized
Measure:


                                                               Year Ended December 31
                                                       ------------------------------------
                                                             2001         2002         2003
                                                        ---------    ---------    ---------
                                                                     (In thousands)

Standardized Measure, beginning
  of year ............................................  $ 775,534    $ 209,666    $ 254,853
Sales and transfers of oil and gas
  produced, net of production costs ..................    (54,585)     (35,622)     (28,506)
Net changes in prices and development
  and production costs from prior year ...............   (613,325)     111,087       62,074
Extensions, discoveries, and improved
  recovery, less related costs .......................     39,982       46,803       21,819
Sales of minerals in place ...........................    (96,096)     (33,808)    (120,150)
Revision of previous quantity estimates ..............     (2,474)     (36,007)       9,061
Change in future income tax expense ..................    230,987         --           --
Other ................................................   (147,910)     (28,232)      (7,813)
Accretion of discount ................................     77,553       20,966       25,485
                                                        ---------    ---------    ---------
  Standardized Measure, end of year ..................  $ 209,666    $ 254,853    $ 216,823
                                                        =========    =========    =========

19.    Restatement

     In January 2003, the Company sold its wholly owned Canadian subsidiaries, Old Grey Wolf and Canadian Abraxas as part of a series of transactions related to a financial restructuring - see Note 2 for additional information regarding an exchange offer, redemption of certain notes and a new credit agreement. Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, the Company's management determined that the wholly owned Canadian subsidiaries should not have been presented as discontinued operations. As a result, the accompanying consolidated balance sheets as of December 31, 2002, and the related consolidated statements of operations, and cash flows for each of the two years in the period ended December 31, 2002 have been restated to present the assets and liabilities, results of operations, and cash flows as components of continuing operations.

A summary of the significant effects of the restatement is as follows (In thousands):

                                                            For the years ended December 31,
                                           --------------------------------------------------------------------
                                                         2001                               2002
                                           ---------------------------------- ---------------------------------
                                             As Previously     As Restated     As Previously     As Restated
                                               Reported                           Reported
                                           ------------------- -------------- ---------------- ----------------
   Revenues:
       Oil and gas production revenue       $        34,934   $       73,201  $        21,601  $        50,862
       Gas processing revenue                             -            2,438                -            2,420
       Rig revenue                                      756              756              635              635
       Other                                             85              848               71              403
                                               -------------     ------------    -------------    -------------
                                                     35,775           77,243           22,307           54,320
   Operating costs and expenses:
       Lease operating and
        production taxes                              9,302           18,616            7,910           15,240
       Depreciation, depletion and
        amortization                                 12,336           32,484            9,654           26,539



       Proved property impairment                         -            2,638           32,850          115,993
       Rig operations                                   702              702              567              567
       General and administrative                     4,937            6,445            5,082            6,884
       General and administrative
       (Stock-based compensation)                    (2,767)          (2,767)               -                -
                                               -------------     ------------    -------------    -------------
                                                     24,510           58,118           56,063          165,223
                                               -------------     ------------    -------------    -------------
   Operating income (loss)                           11,265           19,125         (33,756)         (110,903)
   Other (income) expense:
       Interest income                                 (78)            (78)                (92)            (92)
       Amortization of deferred
   financing fees                                     1,907            2,268            1,325            2,095
       Interest expense                              23,922           31,523           24,689           34,150
       Financing costs                                    -                -              967              967
       (Gain) loss on sale of equity
         investment                                     845              845                -                -
       Gain on debt extinguishment (1)                    -                -                -                -
       Other                                            207              207              201              201
                                               -------------     ------------    -------------    -------------
                                                     26,803           34,765           27,090           37,321
                                               -------------     ------------    -------------    -------------
   Income (loss) before income tax                  (15,538)         (15,640)         (60,846)        (148,224)
   Income tax expense (benefit):
       Current                                          505              505                -                -
       Deferred                                           -            1,897                -          (29,697)
   Minority interest in income of
   consolidated foreign
   subsidiary                                             -            1,676                -                -
   Loss from discontinued operations                 (3,675)              -           (57,681)               -
                                               -------------     ------------    -------------    -------------
   Net income (loss)                        $      (19,718)   $    (19,718)   $      (118,527)  $     (118,527)
                                               =============     ============    =============    =============


                                                                December 31, 2002
                                                        ----------------------------------
                                                         As Previously        As Restated
                                                            Reported
                                                        -----------------     ------------
Current Assets:
Cash                                                 $               557   $        4,882
Accounts receivable:
    Joint owners                                                     516            2,215
    Oil and gas production sales                                   5,292            7,466
    Other                                                            221              364
                                                        -----------------     ------------
                                                                   6,029           10,045
Equipment inventory                                                1,021            1,014
Other current assets                                                 316            1,240
                                                          -----------------     ------------
                                                                   7,923           17,181
Assets held for sale                                              74,247                -
                                                        -----------------     ------------
    Total current assets                                          82,170           17,181
Property and equipment:
    Oil and gas properties:
         Proved                                                  298,972          521,995
        Unproved                                                   7,052            7,052
    Other property and equipment                                   2,713           44,189
                                                        -----------------     ------------
          Total                                                  308,737          573,236
    Less accumulated depreciation, depletion
     and amortization                                            212,811          422,842
                                                        -----------------     ------------
        Total property and equipment - net                        95,926          150,394
Deferred financing fees                                            2,970            5,671
Deferred income taxes                                                  -            7,820
Other                                                                359              359
                                                        -----------------     ------------
    Total assets                                     $           181,425   $      181,425
                                                        =================     ============


Current Liabilities:
Accounts payable                                     $             4,171   $        9,687
Joint interest oil and gas production payable                      1,637            2,432
Accrued interest                                                   5,000            6,009
Other accrued expenses                                             1,162            1,162
Hedge liability                                                        -                -
Current maturities of long-term debt                              63,500           63,500
                                                        -----------------     ------------
                                                                  75,470           82,790
Liabilities related to assets held for sale                       56,697                -
                                                        -----------------     ------------
    Total current liabilities                                    132,167           82,790
Long-term debt                                                   190,979          236,943
Deferred income taxes                                                  -                -
Future site restoration                                              533            3,946
Stockholders' equity (deficit)                                  (142,254)        (142,254)
                                                        -----------------     ------------
    Total liabilities and stockholders' deficit     $            181,425  $       181,425
                                                        =================     ============

FINANCIAL STATEMENTS



GREY WOLF EXPLORATION INC.



December 31, 2002

Deloitte & Touche LLP
3000, 700 Second Street SW
Calgary  AB  Canada  T2P 0S7

Telephone     +1 403-267-1700
Facsimile          +1 403-264-2871


AUDITORS' REPORT



To the Directors of
Grey Wolf Exploration Inc.

We have audited the balance sheet of Grey Wolf Exploration Inc. as at December 31, 2002 and the statements of earnings (loss) and retained earnings (deficit) and of cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the financial statements for each of the years in the two-year period ended December 31, 2002, we conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002 in accordance with Canadian generally accepted accounting principles.



Calgary, Canada                                   /s/ Deloitte & Touche LLP
March 10, 2003                                       Chartered Accountants

                    COMMENTS BY AUDITORS FOR U.S. READERS ON
                       CANADA -U.S. REPORTING DIFFERENCES


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




Calgary, Canada                                      /s/ Deloitte & Touche LLP
March 10, 2003                                           Chartered Accountants


GREY WOLF EXPLORATION INC.

Balance Sheet
As At December 31
(Thousands of Canadian dollars)
                                                                                       2002
                                                                                        $
                                                                               ----------------------

ASSETS
Current
Cash                                                                                        3,365
Accounts receivable (Note 10)                                                               8,230
                                                                               ----------------------
                                                                                           11,595

Long-term receivable (Note 10)                                                             10,000
Property and equipment (Note 3)                                                            23,401
Future income taxes (Note 6)                                                               25,233
                                                                               ----------------------
                                                                                           70,229
                                                                               ----------------------

Liabilities
Current
Accounts payable and accrued liabilities (Note 10)                                         10,078

Long-term debt (Note 4)                                                                    69,227
Future site restoration and abandonment                                                     1,221
Future income taxes (Note 6)                                                                    -
                                                                               ----------------------
                                                                                           80,526
                                                                               ----------------------

CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY (DEFICIENCY)
Share capital (Note 5)                                                                     27,891
Retained earnings (deficit)                                                               (38,188)
                                                                               ----------------------
                                                                                          (10,297)
                                                                               ----------------------
                                                                                           70,229
                                                                               ----------------------

See accompanying notes



GREY WOLF EXPLORATION INC.
Statements of Earnings (Loss) and Retained Earnings (Deficit)
Years Ended December 31
(thousands of Canadian dollars, except for share amounts)
                                                                                2002             2001
                                                                                 $                 $
                                                                         -----------------------------------

Revenue
Petroleum and natural gas sales                                                  33,245             30,268
Royalties, net of Alberta Royalty Tax Credit                                     (8,237)            (7,615)
                                                                         -----------------------------------
                                                                                 25,008             22,653
                                                                         -----------------------------------
Expenses
Operating                                                                         6,032              3,844
General and administrative (Note 3)                                               2,367              1,278
Interest and finance charges (Note 10)                                            4,518              1,827
Depletion, depreciation and site restoration (Note 3)                             8,003              8,364
Write down of petroleum and natural gas properties
   and facilities                                                                82,635                  -
Amortization of deferred financing fees (Note 4)                                    634                  -
                                                                         -----------------------------------
                                                                                104,189             15,313
                                                                         -----------------------------------

Earnings (loss) before taxes                                                    (79,181)             7,340
                                                                        -----------------------------------
Provision for (recovery of) taxes (Note 6)
    Current                                                                          24                144
    Future                                                                      (31,592)             3,061
                                                                         -----------------------------------
                                                                                (31,568)             3,205
                                                                         -----------------------------------

Net earnings (loss)                                                             (47,613)             4,135

Retained earnings, beginning of year                                              9,425              5,290
                                                                         -----------------------------------
Retained earnings (deficit), end of year                                        (38,188)             9,425
                                                                         -----------------------------------

Basic and diluted earnings (loss) per share (Note 7)                              (3.71)              0.32
                                                                         -----------------------------------

Weighted average number of shares
    Basic                                                                    12,841,327         12,776,407
    Diluted                                                                  12,841,327         12,776,407
                                                                         -----------------------------------


See accompanying notes


GREY WOLF EXPLORATION INC.

Statements of Cash Flows
Years Ended December 31
(Thousands of Canadian dollars, except for share amounts)
                                                                               2002              2001
                                                                                $                  $
                                                                         -------------------------------------
Operating Activities
Net earnings (loss)                                                            (47,613)            4,135
Depletion, depreciation and site restoration                                     8,003             8,364
Write down of petroleum and natural gas properties
    and facilities                                                              82,635                 -
Future income tax expense (recovery)                                           (31,592)            3,061
Amortization of deferred financing fees                                            634                 -
                                                                         -------------------------------------
Cash flow from operations                                                       12,067            15,560
Changes in non-cash working capital items (Note 9)                              (3,355)             (746)
                                                                         -------------------------------------
                                                                                 8,712            14,814
                                                                         -------------------------------------

Financing Activities
Increase in long-term debt                                                      67,994            28,334
Repayments of long-term debt                                                   (35,723)                -
Increase in long-term receivable                                                     -           (10,000)
Issuance of common shares                                                            -               336
                                                                          -------------------------------------
                                                                                32,271            18,670
                                                                         -------------------------------------
                                                                         -------------------------------------
Total cash resources provided                                                   40,983            33,484
                                                                         -------------------------------------

Investing Activities
Expenditures for property and equipment                                         45,558            36,800
Other acquisitions                                                                   -             1,071
Dispositions of property and equipment                                          (3,657)           (8,838)
Site restoration                                                                   122                46
                                                                         -------------------------------------
                                                                                42,023            29,079
                                                                         -------------------------------------

Increase (decrease) in cash                                                     (1,040)            4,405
Cash, beginning of year                                                          4,405                 -
                                                                         -------------------------------------
Cash, end of year                                                                3,365             4,405
                                                                         -------------------------------------

Basic and diluted cash flow from operations
     per share (Note 7)                                                           0.94              1.22
                                                                         -------------------------------------

Cash interest paid                                                               5,483             1,840
Cash taxes paid                                                                     88                82
                                                                         -------------------------------------

See accompanying notes

GREY WOLF EXPLORATION INC.
Notes to the Financial Statements
Years Ended December 31, 2002 and 2001
-----------------------------------------------------------------------------
(Tabular amounts in thousands of Canadian dollars, except for share amounts)

1.   DESCRIPTION OF BUSINESs

     Grey Wolf Exploration Inc. ("Grey Wolf" or "the Company") was incorporated under the laws of the Province of Alberta on December 23, 1986. The Company's primary business is the exploration, development and production of crude oil and natural gas in western Canada. As at December 31, 2002 the Company was a wholly-owned subsidiary of Abraxas Petroleum Corporation ("Abraxas").

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

     Future income taxes

     The Company accounts for income taxes using the liability method. Under this method future income tax assets and liabilities are measured based upon temporary differences between the carrying values of assets and liabilities and their tax basis. Income tax expense (recovery) is computed based on the change during the year in the future tax assets and liabilities. Effects of changes in tax laws and tax rates are recognized when substantially enacted.

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
                                                             --------------------------------------------------------

     For the year ended December 31, 2002, $701,000 of general and administrative expenses were capitalized as part of property and equipment related directly to the Company's exploration and development activities (2001 - $402,000).

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

     Undeveloped property costs of $4,961,511 were excluded from the depletion base for the year ended December 31, 2002 (2001 - $6,065,907).

     Future site restoration and abandonment charges of $294,029 are included in depletion, depreciation and site restoration expense for the year ended December 31, 2002 (2001 - $197,987).

4.   LONG-TERM DEBT

     Long term debt is comprised of the following:
                                                           2002
                                                             $
                                                    --------------------

    Mirant Facility                                         72,398
    Unamortized deferred financing charges                  (3,171)
                                                    --------------------
                                                            69,227
                                                    --------------------

     At December 31, 2002, the Company had a credit facility with Mirant Canada Energy Capital Ltd., (the "Mirant Facility") with a maximum available limit of $150,000,000. At December 31, 2002, $72,398,000 was drawn on this facility. Of the $72,398,000 drawn, $10,000,000 was advanced to Canaxas (Note 10). The Company is required to pay an amount equal to monthly net cash flow from operations less interest payments, general and administrative expenses and approved capital expenditures. Loan advances are supported by a first charge demand debenture in the amount of $200,000,000 together with a debenture pledge agreement providing a first priority lien on all the assets of the Company.

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

     At January 1, 2001, the Company had a revolving term credit facility with a Canadian chartered bank with a maximum limit of $20,000,000. Under the facility, loan advances bore interest at bank prime plus 1/8%, or the then current bankers' acceptances rate plus 1 1/8%. Loan advances were supported by a first floating charge demand debenture in the amount of $25,000,000 covering all the assets of the Company. During May 2001, the maximum limit under the revolving term credit facility was increased to $27,000,000 and remained at this level until replaced by the Mirant Facility in December 2001.

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

     Interest and financing charges for the year ended December 31, 2002 includes $5,483,000 of interest expense relating to long-term debt (2001 - $843,000).

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

                                                       Number           Weighted Average
                                                            of Options           Option Price
                                                      ----------------------------------------------

     Balance, December 31, 2000                               1,010,029               2.30
     Exercised                                                 (179,786)              1.87
     Cancelled                                                 (830,243)              2.39
                                                      ------------------------
        Balance, December 31, 2001 and 2002                              -
                                                      ------------------------

6.   PROVISION FOR TAXES

     The total provision for taxes recorded differs from the tax calculated by applying the combined statutory Canadian corporate and provincial income tax rates as follows:

                                                                      2002              2001
                                                                       $                  $
                                                             -------------------------------------

    Calculated income tax (recovery) expense at
       42.12% (2001 - 42.62%)                                      (33,351)             3,128
    Increase (decrease) in tax resulting from:
    Non-deductible crown royalties and other charges                 2,511              2,950
    Resource allowance and related items                              (583)            (2,757)
    Alberta Royalty Tax Credit                                        (105)              (177)
    Large Corporation Tax                                               24                144
    Tax rate adjustment                                                (62)              (151)
    Other                                                               (2)                68
                                                             -------------------------------------
    Provision for (recovery of) taxes                              (31,568)             3,205
                                                             -------------------------------------

     The major components of future income tax asset (liability) at December 31, 2002 is as follows:
                                                                    2002
                                                                      $
                                                              ------------------

    Property and equipment                                      25,522
    Future site restoration                                        514
    Share issue costs                                               19
    Attributed royalty income carried forward                      607
    Resource allowance                                          (1,357)
    Deferred financing costs                                       (72)
                                                              ------------------
                                                                25,233
                                                              ------------------


     No valuation allowance has been recorded with respect to the future income tax asset balance at December 31, 2002 based on management's assessment that the amount is more likely than not to be realized.

7.   PER SHARE figures

     The  treasury   method  of  calculating   per  share  figures  was  adopted
     retroactively effective January 1, 2001. There was no impact on 2001 diluted per share figures as a result of adopting the new treasury method.

8.   FINANCIAL INSTRUMENTS

     Financial instruments of the Company consist of accounts receivable, long-term receivable, accounts payable and accrued liabilities, and long-term debt. As at December 31, 2002, there were no significant differences between the carrying amounts of these financial instruments reported on the balance sheets and their estimated fair values.

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

     Commodity price risk

     The nature of the Company's operations results in exposure to fluctuations in commodity prices. The Company from time to time employs financial instruments to manage its exposure to commodity prices. These instruments are not used for speculative trading purposes. Gains and losses on commodity price hedges are included in revenues upon the sale of the related production. The Company had not entered into any contracts as at December 31, 2002.

9.   SUPPLEMENTARY CASH FLOW INFORMATION

                                                                      2002              2001
                                                                       $                  $
                                                             -------------------------------------

    Accounts receivable                                              1,750               (165)
    Accounts payable and accrued liabilities                        (5,105)              (581)
                                                             -------------------------------------
    Changes in non-cash working capital items                       (3,355)              (746)
                                                             -------------------------------------

10.  RELATED PARTY TRANSACTIONS

     The Company manages the assets and operations of Canadian Abraxas Petroleum Limited ("Canaxas") pursuant to a Management Agreement dated November 12, 1996. Canaxas is a wholly-owned subsidiary of Abraxas. As at December 31, 2002, Abraxas owned 97.3% (2000 - 46.0%) of the common shares of the Company and Canaxas owned 2.7% (2000 - 2.7%) of the common shares of the Company. The aggregate common costs of operations and administration of the Canaxas and Grey Wolf assets are shared on a pro-rata basis, based on revenue.

     During the year ended December 31, 2002, $2,967,200 was charged to Canaxas with respect to the Management Agreement (2001 - $2,633,716). Abraxas also charged the Company a corporate service charge of $885,000 for the year ended December 31, 2002 of which $480,000 was charged out to Canaxas. For the year ended December 31, 2001, the Abraxas corporate service charge was $849,000 of which $589,000 was charged out to Canaxas. All amounts relating to the Abraxas corporate service charge and the Management Agreement with Canaxas are non-interest bearing, are not collateralized and are due on demand.

     At December 31, 2002 the Company had a long-term receivable from Canaxas in the amount of $10,000,000 (Note 4). The balance bears interest at 9.65% and has no fixed terms of repayment. Interest and financing charges of $4,518,000 for the year ended December 31, 2002 are net of $965,000 (2001 - $Nil)interest income accrued related to the long-term receivable from Canaxas.

     Following is a summary of amounts included in accounts receivable and long-term receivable that are due from related parties as at December 31, 2002:

                                                                   2002
                                                                     $
                                                        ----------------------

    Short-term receivable from Canaxas                              1,236
    Long-term receivable from Canaxas                              10,000

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

     (a)Under U.S. GAAP, interest costs associated with certain capital expenditures are required to be capitalized as part of the historical cost of the oil and gas assets. Under Canadian GAAP, the calculation of interest costs eligible for capitalization differs from the calculation under U.S. GAAP in certain respects and is optional at the discretion of the entity. Accordingly, no amounts have been capitalized with respect to the Canadian GAAP financial statements. The impact of recording capitalized interest under U.S. GAAP would be to increase the carrying value of property and equipment by $168,000 in 2002 and $119,000 in 2001 with a corresponding decrease in interest expense in the respective periods. The cumulative decrease in interest expense under U.S. GAAP for years prior to 2001 was $69,000.

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATESc GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

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

     (c)Under U.S. GAAP, the carrying value of petroleum and natural gas properties and related facilities at the balance sheet date, net of deferred income taxes and accumulated site restoration and abandonment liability, is limited to the present value of after-tax future net revenue from proven reserves, discounted at 10 percent, plus the lower of cost and fair value of unproved oil and gas properties. Under Canadian GAAP, the "ceiling test" calculation is performed using undiscounted after-tax net revenues, less future estimated general and administrative and financing costs plus the lower of cost and fair value of unproved oil and gas properties. Had the ceiling test been applied in accordance with U.S. GAAP, the write-down recorded for the year ended December 31, 2002 would have been lower by $41,155,000 ($25,464,000 after-tax). There were no differences between the application of the Canadian and U.S. GAAP ceiling tests in 2001, or for years prior to 2001.

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

     (e)As a result of the Canadian - U.S. GAAP differences in capitalization of interest, "push down accounting", ceiling test write-down and adoption of the deferral method of accounting for incomes taxes as outlined in (a), (b), (c) and (d), respectively, depletion and depreciation expense and property and equipment under U.S. GAAP have been adjusted for each of the years ended December 31, 2002 and 2001. The cumulative increase in depletion and depreciation expense for years prior to 2001 was $246,000.

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

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLYACCEPTED ACCOUNTING PRINCIPLES (Continued)

     The application of U.S. GAAP would have the following effect on the Statements of Earnings (Loss):

                                                                       Years Ended December 31,
                                                                  ----------------- -----------------
                                                                        2002              2001
                                                                         $                 $
                                                                  ----------------- -----------------

      Net earnings (loss), as reported                                    (47,613)             4,135

         Capitalized interest (a)                                             168                119
         Depreciation, depletion and site restoration (e)                  (2,401)               (62)
         Write-down of petroleum and natural gas  properties
          and facilities (c)                                               41,155                 -
         Interest and financing charges (b)                                      -               984
         Future income tax expense (recovery) (f)                         (14,495)                -
                                                                  ----------------- -----------------

      Net earnings (loss), U.S. GAAP                                      (23,186)             5,176
                                                                  ----------------- -----------------

      Basic and diluted earnings (loss) per share, as reported              (3.71)              0.32
         Effect of increase (decrease) in net earnings
         (loss) under U.S. GAAP                                              1.90               0.09
                                                                  ----------------- -----------------
      Basic and diluted earnings (loss) per share, U.S. GAAP (g)            (1.81)              0.41
                                                                  ----------------- -----------------

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     The application of U.S. GAAP would have the following effect on the Balance
Sheets:

                                                    As At December 31, 2002
                                          --------------------------------------------
                                                           Cumulative
                                               As           Increase         U.S.
                                            Reported       (Decrease)        GAAP
                                          -------------- ---------------- ------------

ASSETS

Accounts receivable (b)                       8,230              984          9,214
Property and equipment (a)(b)(c)(d)(e)
                                             23,401           35,414         58,815
Future income taxes (f)                      25,233          (12,759)        12,474

LIABILITIES

Future income taxes (d)(f)                        -                -              -

SHAREHOLDERS'
    EQUITY (DEFICIENCY)

Revaluation adjustment (b)                        -           (2,338)        (2,338)
Retained earnings (deficit)
(a)(b)(c)(d)(e)(f)                          (38,188)          25,977        (15,255)



12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

     The application of U.S. GAAP would have the following effect on the Statements of Cash Flows:

                                                                           Years Ended December 31,
                                                                          ------------- --------------
                                                                               2002         2001
                                                                                $             $
                                                                          ------------- --------------

    OPERATING ACTIVITIES

    Cash flow from operating activities, as reported                            8,712        14,814

    Increase (decrease) in:
       Net earnings (loss)                                                     24,427         1,041
       Depletion, depreciation and site restoration (e)                         2,401            62
       Write-down of petroleum and natural gas properties
            and facilities (c)                                                (41,155)            -
      Future income tax expense (recovery) (f)                                 14,495             -
      Changes in non-cash working capital items (b)                                 -          (984)
                                                                          ------------- --------------

    Cash flow from operating activities, U.S. GAAP                              8,880        14,933
                                                                          ------------- --------------

    INVESTING ACTIVITIES

    Net cash (used) provided by investing activities, as reported             (42,023)      (29,079)

       Increase in capital expenditures (a)                                      (168)         (119)
                                                                          ------------- --------------

    Net cash (used) provided by investing activities,
       U.S. GAAP                                                              (42,191)      (29,198)
                                                                          ------------- --------------

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