Form 10-Q
period 2004-03-31
ABRAXAS PETROLEUM CORP
filed 2004-05-13
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                        FORM 10-Q

     (X) QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d)
         OF THE  SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

     ( ) TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
     ______________________________________________________________________
             (Exact name of Registrant as specified in its charter)

    Nevada                                            74-2584033
___________________________________           _____________________________
    (State or Other Jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)              Identification Number)

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

     The number of shares outstanding of each of the issuer's classes of common stock outstanding as of May 13, 2004 was:

        Class                                         Shares Outstanding
_________________________________                   ______________________
    Common Stock, $.01 Par Value                         36,227,708





                                     1 of 35

                           FORWARD-LOOKING INFORMATION

     We make forward-looking statements throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "expect" or "anticipate" will occur or what we "intend" to do, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. The forward-looking information contained in this document is generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "2004 Outlook" but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management's reasonable estimates of future results or trends. The factors that may affect our expectations regarding our operations include, among others, the following:

o    our high debt level;

o    our ability to raise capital;

o    our limited liquidity;

o    economic and business conditions;

o    price and availability of alternative fuels;

o political and economic conditions in oil producing countries, especially those in the Middle East;

o    our success in development, exploitation and exploration activities;

o    planned capital expenditures;

o    prices for crude oil and natural gas;

o    rates of production of crude oil and natural gas;

o    our acquisition and divestiture activities;

o    results of our hedging activities; and

o    other factors discussed elsewhere in this document.

     In addition to these factors, important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003 which is incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 -     Financial Statements
             Condensed Consolidated Balance Sheets - March 31, 2004
                      and December 31, 2003...................................4
             Condensed Consolidated Statements of Operations -
                      Three Months Ended March 31, 2004 and 2003..............6
             Condensed Consolidated Statements of Cash Flows -
                      Three Months Ended March 31, 2004 and 2003..............7
             Notes to Condensed Consolidated Financial Statements.............8

ITEM 2 -     Managements Discussion and Analysis of Financial Condition and
                      Results of Operations..................................17

ITEM 3 -     Quantitative and Qualitative Disclosure about Market Risks......28

ITEM 4 -     Controls and Procedures.........................................29


                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal proceedings 30
ITEM 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities................................................30
ITEM 3 - Defaults Upon Senior Securities.....................................30
ITEM 4 - Submission of Matters to a Vote of Security Holders.................30
ITEM 5 - Other Information 30
ITEM 6 - Exhibits and Reports on Form 8-K....................................30
              Signatures   ..................................................31


                                               Abraxas Petroleum Corporation
                                           Condensed Consolidated Balance Sheets
                                                      (in thousands)

                                                                          March 31,            December 31,
                                                                            2004                   2003
                                                                         (Unaudited)
                                                                  --- ------------------ --- -------------------
Assets:
Current assets:
   Cash ...................................................       $               1,393  $                493
   Accounts receivable, net:
          Joint owners..........................................                    548                 1,360
          Oil and gas production................................                  4,309                 5,873
          Other.................................................                    318                 1,090
                                                                      ------------------     -------------------
                                                                                  5,175                 8,323

  Equipment inventory...........................................                    790                   782
  Other current assets..........................................                    544                   572
                                                                      ------------------     -------------------
    Total current assets........................................                  7,902                10,170

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved....................................................                330,292               325,222
      Unproved, not subject to amortization..............                         2,247                 4,304
   Other property and equipment.................................                  5,202                 4,540
                                                                      ------------------     -------------------
           Total................................................                337,741               334,066
      Less accumulated depreciation, depletion, and
        amortization............................................                225,432               222,503
                                                                      ------------------     -------------------
      Total property and equipment - net........................                112,309               111,563

Deferred financing fees, net....................................                  5,536                 4,410

Other assets  ..................................................                    294                   294
                                                                      ------------------     -------------------
  Total assets..................................................  $             126,041  $            126,437
                                                                      ==================     ===================




      See accompanying notes to condensed consolidated financial statements



                                               Abraxas Petroleum Corporation
                                     Condensed Consolidated Balance Sheets (continued)
                                                      (in thousands)

                                                                         March 31,             December 31,
                                                                            2004                   2003
                                                                        (Unaudited)
                                                                     -------------------    -------------------

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable..............................................  $             4,129                  6,756
  Oil and gas production payable................................                2,449                  2,290
  Accrued interest..............................................                5,288                  2,340
  Other accrued expenses........................................                1,414                  1,228
                                                                     -------------------    -------------------
    Total current liabilities...................................               13,280                 12,614

Long-term debt..................................................              186,971                184,649

Future site restoration.........................................                1,618                  1,377
                                                                     -------------------    -------------------
     Total liabilities..........................................              201,869                198,640

Stockholders'deficit:
  Common Stock, par value $.01 per share-
   authorized 200,000,000 shares; issued, 36,291,602 and ,
   36,024,308 at March 31, 2004 and December 31, 2003
   respectively.................................................                  363                    360
   Additional paid-in capital...................................              143,817                141,835
  Receivable from stock sale....................................                  (97)                   (97)
  Accumulated deficit...........................................             (219,259)              (213,701)
  Treasury stock, at cost, 101,989 shares ......................                 (525)                  (964)
  Accumulated other comprehensive (loss) income.................                 (127)                   364
                                                                     -------------------    -------------------
      Total stockholders' deficit...............................              (75,828)               (72,203)
                                                                     -------------------    -------------------
Total liabilities and stockholders' deficit.....................  $           126,041                126,437
                                                                     ===================    ===================





      See accompanying notes to condensed consolidated financial statements



                                               Abraxas Petroleum Corporation
                                      Condensed Consolidated Statements of Operations
                                                        (Unaudited)
                                           (in thousands except per share data)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                       ---------------------------------------
                                                                               2004                2003
                                                                       ----------------- --- -----------------
Revenue:
   Oil and gas production revenues...................................  $        10,732   $        12,772
   Gas processing revenue............................................                -               132
   Rig revenues......................................................              175               181
   Other.............................................................               28                26
                                                                           -------------     -----------------
                                                                                10,935            13,111
Operating costs and expenses:
   Lease operating and production taxes..............................            3,367             2,726
   Depreciation, depletion and amortization..........................            3,035             3,142
   Rig operations....................................................              145               166
   General and administrative.......................................             1,342             1,395
   Stock-based compensation                                                      2,063                36
                                                                           -------------     -----------------
                                                                                 9,952             7,465
                                                                           -------------     -----------------
Operating income  ...................................................              983             5,646

Other (income) expense
   Interest income...................................................               (6)              (10)
   Interest expense..................................................            5,119             5,164
   Amortization of deferred financing fees...........................              445               377
   Financing cost....................................................              971             3,601
   Gain on sale of foreign subsidiaries..............................                -           (66,960)
   Other.............................................................               11                 -
                                                                           -------------     -----------------
                                                                                 6,540           (57,828)
                                                                           -------------     -----------------
Earnings (loss) before cumulative effect of accounting change and
   taxes ............................................................           (5,557)           63,474
                                                                           -------------     -----------------

Cumulative effect of accounting change...............................                -              (395)
                                                                           -------------     -----------------
Earnings (loss) before taxes                                               $    (5,557)           63,079
Income tax expense ..................................................                -               377
                                                                           -------------     -----------------

Net earnings (loss)..................................................      $    (5,557)     $     62,702
                                                                           =============     =================

Basic earnings (loss) per common share:
   Net earnings (loss)...............................................      $     (0.15)     $       1.84
   Cumulative effect of accounting change............................                -             (0.01)
                                                                           -------------     -----------------
Net earnings (loss) per common - basic...............................      $     (0.15)     $       1.83
                                                                           =============     =================

Diluted earnings (loss) per common share:
   Net earnings (loss)...............................................      $     (0.15)     $       1.83
   Cumulative effect of accounting change............................                -             (0.01)
                                                                           -------------     -----------------
Net earnings (loss) per common share - diluted.......................      $     (0.15)     $       1.82
                                                                           =============     =================


      See accompanying notes to condensed consolidated financial statements


                                               Abraxas Petroleum Corporation
                                      Condensed Consolidated Statements of Cash Flows
                                                        (Unaudited)
                                                      (in thousands)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                     ---------------------------------------------
                                                                                2004                   2003
                                                                     ---------------------------------------------
     Cash flows from Operating Activities
     Net  income (loss)............................................  $             (5,557)    $           62,702
     Adjustments to reconcile net income to net
         cash provided by operating activities:
     Depreciation, depletion, and amortization.....................                 3,035                  3,142
     Deferred income tax expense (benefit).........................                     -                    377
     Amortization of deferred financing fees.......................                   445                    377
      Non-cash interest and financing cost.........................                 3,010                  2,159
      Accretion of future site restoration.........................                   256                    414
      Stock-based compensation.....................................                 2,063                     36
     Gain on sale of foreign subsidiaries..........................                     -                (66,960)
     Changes in operating assets and liabilities:
          Accounts receivable......................................                 3,252                 (1,160)
          Equipment inventory......................................                    (8)                   162
          Other ...................................................                   (21)                 1,650
          Accounts payable and accrued expenses....................                   563                   (154)
                                                                          -----------------      -----------------
     Net cash provided by operations...............................                 7,038                  2,745

     Cash flows from Investing Activities
     Capital expenditures, including purchases and development
       of properties...............................................                (4,230)                (4,589)
     Proceeds from sale of foreign subsidiaries....................                     -                 85,824
                                                                          -----------------      -----------------
     Net cash provided by (used) in investing activities...........  $             (4,230)    $           81,235

     Cash flows from Financing Activities
     Proceeds from long-term borrowings...........................                  1,312                 43,189
     Payments on long-term borrowings.............................                 (2,000)              (130,903)
     Issuance of common stock in connection with exchange.........                      -                  3,651
     Issuance of common stock for compensation....................                    170                      -
     Exercise of stock options  ..................................                    190                      5
     Deferred financing fees .....................................                 (1,571)                (2,529)
                                                                          -----------------      -----------------
     Net cash (used) in provided by financing activities..........                 (1,899)               (86,587)
                                                                          -----------------      -----------------
     Effect of exchange rate changes on cash......................                     (9)                   235
                                                                          -----------------      -----------------
     Increase (decrease) in cash..................................                    900                 (2,372)
     Cash, at beginning of period.................................                    439                  4,882
                                                                          -----------------      -----------------
     Cash, at end of period.......................................     $            1,393     $            2,510
                                                                          =================      =================

     Supplemental disclosures of cash flow information:
     Interest paid ...............................................     $            1,098     $            3,029
                                                                          =================      =================

     Non-cash items:
     Future site restoration......................................     $               43     $           (3,116)
                                                                          =================      =================

      See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
               Notes to CondensedConsolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands except per share data)

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2003. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full year.

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

     Certain  prior  year  balances  have  been   reclassified  for  comparative
purposes.

Note 2. Income Taxes

     The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     For the period ended March 31, 2004, no current taxes have been provided due to operating losses for tax purposes. Deferred tax expense of $377,000 related to Canadian operations for the period ended March 31, 2003 has been provided for.

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

     Second Revolving Credit Facility. Lenders under the amended senior credit agreement have provided a second revolving credit facility, with a maximum borrowing of up to $30.0 million. This revolving credit facility is not subject to a borrowing base. The Company has borrowed $30.0 million under this revolving credit facility, which was used to refinance principal and interest on advances under our preexisting revolving credit facility, and to pay certain transaction fees and expenses. Outstanding amounts under this revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 3.00%.

     Non-Revolving Credit Facility. The Company has borrowed $15.0 million pursuant to a non-revolving credit facility, which was used to repay the preexisting term loan under its senior credit agreement, to refinance principal and interest on advances under the preexisting revolving credit facility, and to pay certain transaction fees and expenses. This non-revolving credit facility is not subject to a borrowing base. Outstanding amounts under this credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 8.00%.

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

     Guarantees. The obligations of Abraxas under the amended senior credit agreement continue to be guaranteed by Abraxas' subsidiaries, Sandia Oil & Gas Corporation, Sandia Operating Corp. (a wholly-owned subsidiary of Sandia Oil &
Gas), Wamsutter Holdings, Inc., New Grey Wolf, Western Associated Energy Corporation and Eastside Coal Company, Inc. The guarantees under the amended senior credit agreement continue to be secured by a first lien security interest in substantially all of the guarantors' assets, including all crude oil and natural gas properties.

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

Note 4.  Long-Term Debt

         Long-term debt consisted of the following:

                                                      March 31         December 31
                                                   -----------------------------------
                                                        2004               2003
                                                   ----------------  -----------------
                                                             (In thousands)
11.5% Secured Notes due 2007 ("new notes").......    $    137,258           137,258
Senior Secured Credit Agreement..................          49,713            47,391
                                                   ----------------  -----------------
                                                          186,971           184,649
Less current maturities .........................               -                 -
                                                   ----------------  -----------------
                                                      $    186,971      $   184,649
                                                   ================  =================


     New Notes. In connection with the financial restructuring completed in January 2003, Abraxas issued $109.7 million in principal amount of it's 11 1/2% Secured Notes due 2007, Series A, or new notes, in exchange for our 11 1/2% Senior Notes due 2004 tendered in the exchange offer. The new notes were issued under an indenture with U.S. Bank, N. A. In accordance with SFAS 15, the basis of the new notes exceeds the face amount of the new notes by approximately $19.0 million. Such amount will be amortized over the term of the new notes as an adjustment to the yield of the new notes.

     The new notes accrue interest from the date of issuance, at a fixed annual rate of 11 1/2%, payable in cash semi-annually on each May 1 and November 1, commencing May 1, 2003, provided that, if we fail, or are not permitted pursuant to our senior credit agreement or the intercreditor agreement between the trustee under the indenture for the new notes and the lenders under the senior credit agreement, to make such cash interest payments in full, we will pay such unpaid interest in kind by the issuance of additional new notes with a principal amount equal to the amount of accrued and unpaid cash interest on the new notes plus an additional 1% accrued interest for the applicable period. Upon an event of default, the new notes accrue interest at an annual rate of 16.5%.

     The new notes are secured by a second lien or charge on all of our current and future assets, including, but not limited to, all of our crude oil and natural gas properties. All of Abraxas' current subsidiaries, Sandia Oil & Gas, Sandia Operating, Wamsutter, New Grey Wolf, Western Associated Energy and Eastside Coal Company are guarantors of the new notes, and all of Abraxas' future subsidiaries will guarantee the new notes. If Abraxas cannot make payments on the new notes when they are due, the guarantors must make them instead.

     The new notes and related guarantees

         o are subordinated to the indebtedness under the senior credit agreement;

         o rank equally with all of Abraxas' current and future senior indebtedness; and

         o rank senior to all of Abraxas' current and future subordinated indebtedness, in each case, if any.

     The new notes are subordinated to amounts outstanding under the senior credit agreement both in right of payment and with respect to lien priority and are subject to an intercreditor agreement.

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

In addition, we are subject to certain financial covenants including covenants limiting our selling, general and administrative expenses and capital expenditures, a covenant requiring Abraxas to maintain a specified ratio of consolidated EBITDA, as defined in the indenture, to cash interest and a covenant requiring Abraxas to permanently, to the extent permitted, pay down debt under the senior credit agreement and, to the extent permitted by the senior credit agreement, the new notes or, if not permitted, paying indebtedness under the senior credit agreement.

The indenture contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in our financial condition.

     Senior Credit Agreement. In connection with the financial restructuring, Abraxas entered into a new senior credit agreement providing a term loan facility and a revolving credit facility which was amended in February 2004. A summary description of the senior credit agreement, as amended, is set forth in
Note 3.

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

     Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In January 2003, the Company amended the exercise price to $0.66 on certain options with an existing exercise price greater than $0.66. The Company recognized approximately $36,000 and $2.1 million in expense during the quarters ended March 31, 2003 and 2004, respectively, as Stock-based compensation expense in the accompanying consolidated financial statements.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation" (SFAS
123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended March 31, 2004 and 2003, risk-free interest rates of 1.5%; dividend yields of -0-%; volatility factor of the expected market price of the Company's common stock of .35; and a weighted-average expected life of the option of ten years.

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

     Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three months ended March 31, 2004 and March 31, 2003 would have been:

                                                                  ---------------------------------------
                                                                       Three Months Ended March 31,
                                                                  ---------------------------------------
                                                                        2004                  2003
                                                                  ------------------     ----------------
     Net income (loss) as reported                             $            (5,557)    $         62,702
     Add: Stock-based employee  compensation expense included
        in reported net income, net of related tax effects                   2,063                   36
     Deduct: Total stock-based employee  compensation expense
        determined  under  fair  value  based  method for all
        awards, net of related tax effects                                     (37)                 (67)



                                                                  ------------------     ----------------
     Pro forma net income (loss)                               $            (3,531)   $          62,671
                                                                  ==================     ================

     Earnings (loss) per share:
        Basic - as reported                                    $            (0.15)    $            1.84
                                                                  ==================     ================
        Basic - pro forma                                      $            (0.10)    $            1.84
                                                                  ==================     ================
        Diluted - as reported                                  $            (0.15)    $            1.83
                                                                  ==================     ================
        Diluted - pro forma                                    $            (0.10)    $            1.82
                                                                  ==================     ================

Note 6. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   Three Months Ended March 31,
                                                                               -------------------------------------
                                                                                       2004               2003
                                                                               ------------------    ---------------
    Numerator:
    Numerator for basic and diluted earnings per share
    Net earnings  (loss) before  cumulative  effect of accounting  change (in
         thousands)........................................................    $         (5,557)  $        63,097

    Cumulative effect of accounting change.................................                   -              (395)
                                                                                   --------------    ---------------
    Numerator for basic and diluted earnings per share
    Net  earnings (loss) available to common stockholders (in thousands)...    $         (5,557)  $        62,702
                                                                                   ==============    ===============

    Denominator:
    Denominator for basic earnings per share - weighted-average shares......          36,011,657       34,181,118

      Effect of dilutive securities:
         Stock options and Warrants.........................................                   -          319,472
                                                                                   --------------    ---------------

    Denominator  for diluted  earnings per share - adjusted  weighted-average
         shares and assumed Conversions.....................................          36,011,657       34,500,590
                                                                                   ==============    ==============

    Basic earnings (loss)  per share:
        Net earnings (loss) before cumulative effect of accounting change  .   $           (0.15) $          1.84
        Cumulative effect of accounting change..............................                  -             (0.01)
                                                                                    --------------    ---------------
    Net earnings (loss) per common share - basic                               $           (0.15) $          1.83
                                                                                    ==============    ===============

    Diluted earnings (loss) per share:
        Net earnings (loss)  before cumulative effect of accounting change..   $           (0.15) $          1.83
        Cumulative effect of accounting change..............................                  -             (0.01)
                                                                                   --------------     --------------
    Net earnings (loss) per common share - diluted..........................   $           (0.15) $          1.82
                                                                                   ==============     ===============

     For the three months ended March 31, 2004, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been losses in this period, dilutive shares would have been 1,952,370 shares for the three months ended March 31, 2004.

Note 7. Hedging Program and Derivatives

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. As of March 31, 2004, the derivatives that the Company had in place were not designated as hedges, accordingly, changes in the fair value of the derivatives are recorded in current period oil and gas revenue.

     Under the terms of our amended senior credit agreement, we are required to maintain hedging positions with respect to not less than 40% nor more than 75% of our crude oil and natural gas production for a rolling six month period

     The following table sets forth the Company's current hedge position:

         Time Period                     Notional Quantities                   Price
--------------------------------------------------------------------- ----------------------
May 2004                       500 Bbls of crude oil production per day   Floor of $22.00
June 2004                      4,500 MMbtu of production per day          Floor of $4.25
                               800 Bbls of crude production per day       Floor of $22.00
July 2004                      2,000 MMbtu of production per day          Floor of $4.00
                               4,500 MMbtu of production per day          Floor of $4.25
                               500 Bbls of crude oil production per day   Floor of $22.00
August 2004                    7,100 MMbtu of production per day          Floor of $4.25
                               400 Bbls of crude oil production per day   Floor of $24.00
September 2004                 7,100 MMbtu of production per day          Floor of $4.25
                               400 Bbls of crude oil production per day   Floor of $24.00
October 2004                   7,100 MMbtu of production per day          Floor of $4.25
                               400 Bbls of crude oil production per day   Floor of $24.00
November 2004                  7,100 MMbtu of production per day          Floor of $4.25
                               400 Bbls of crude oil production per day   Floor of $24.00
December 2004                  7,100 MMbtu of production per day          Floor of $4.50
                               400 Bbls of crude oil production per day   Floor of $25.00


Note 8. Contingencies - Litigation

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

     In 2003, Abraxas and Leam Drilling Systems each filed suit against the other relating to certain drilling services that Leam contracted to provide Abraxas. Abraxas believes that the services were provided in a grossly negligent manner and that Leam committed fraud. Leam has asserted that Abraxas failed to pay approximately $639,000 for services rendered. The case is pending in Bexar County, Texas.

     Additionally, from time to time, we are involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2004, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our operations.


Note 9. Comprehensive Income

     Comprehensive income includes net income (losses) and certain items recorded directly to Stockholders' Deficit and classified as Other Comprehensive Income.

     The following table  illustrates the  calculation of  comprehensive  income
(loss) for the quarters ended March 31, 2004 and 2003:


                                                                     Three Months Ended March 31
                                                                         2004               2003
                                                                 --------------------- ---------------
Net income (loss).........................................       $          (5,557) $        62,702

Other Comprehensive income:
   Hedging derivatives (net of tax)
     Change in fair market value of outstanding hedge
     positions............................................                       -              102
   Foreign currency translation adjustment................                    (491)           5,427
                                                                     --------------     --------------
Other comprehensive income (loss).........................                    (491)           5,529
                                                                     --------------     --------------
Comprehensive income (loss)...............................       $          (6,048) $        68,231
                                                                     ==============     ==============

Note 10. Business Segments

     Business  segment   information  about  our  first  quarter  operations  in
different geographic areas is as follows:

                                                             Three Months Ended March 31, 2004
                                                 ----------------------------------------------------------
                                                       U.S.               Canada              Total
                                                 ------------------  ------------------ -------------------
                                                                      (In thousands)
   Revenues ................................        $       7,783       $       2,949     $       10,732
                                                 ==================  ================== ===================

   Operating profit ........................        $       3,712       $         407     $        4,119
                                                 ==================  ==================
   General corporate .......................                                                      (3,136)
   Interest expense, financing cost and
      amortization of deferred financing
      fees .................................                                                      (6,529)
   Other...................................                                                          (11)
                                                                                        -------------------
      Loss before income taxes .............                                              $       (5,557)
                                                                                        ===================

   Identifiable assets at March 31, 2004 ...        $      82,068       $      37,741     $      119,809
                                                 ==================  ==================
   Corporate assets ........................                                                       6,232
                                                                                        -------------------
      Total assets .........................                                              $      126,041
                                                                                        ===================




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
                                                                                        ===================


Note 11.  Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," are tangible assets and that they should be removed as examples of intangible assets in SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Position FAS Nos. 141-1 and 142-1. Historically, the Company has included the costs of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 has not affected the Company's consolidated financial statements.



Note 12.  Accounting Change

     The Company adopted SFAS 143 effective January 1, 2003. For the quarter ended March 31, 2003 the Company recorded an additional liability of $711,732, and a charge of $395,341 for the cumulative effect of the change in accounting principal. There was no impact in the first quarter of 2004.

                          ABRAXAS PETROLEUM CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations of Canadian Abraxas and Old Grey Wolf are included in this report through January 23, 2003, the date of the consummation of the sale.

Critical Accounting Policies

     There have been no changes from the Critical Accounting Polices described in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

o    planned capital expenditures;

o    prices for crude oil and natural gas;

o    rates of production of crude oil and natural gas;

o    our acquisition and divestiture activities;

o    results of our hedging activities; and

o    Other factors discussed elsewhere in this document.

     In addition to these factors, important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003 which is incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

     Commodity Prices and Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. In the first quarter of 2003, we experienced an increase in energy commodity prices from the prices that we received in the first quarter of 2002. Beginning in March 2002, commodity prices began to increase and continued higher through 2003 and have remained strong during the first quarter of 2004.

     The table below illustrates how natural gas prices fluctuated over the eight quarters prior to and including the quarter ended March 31, 2004. The table below also contains the last three day average of NYMEX traded contracts price (Index) and the prices we realized during each quarter presented, including the impact of our hedging activities.

              Natural Gas Prices by Quarter (in $ per Mcf)
              ----------------------------------------------------------------------------------------------------
                                                         Quarter Ended
              ------------ ----------- ----------- ------------ ----------- ------------- ----------- ------------
               June 30,    Sept. 30,    Dec. 31,     March 31,  June 30,     Sept. 30,     Dec. 31,    March 31,
                 2002         2002        2002         2003        2003         2003         2003        2004
              ------------ ----------- ----------- ------------ ----------- ------------- ----------- ------------
Index         $     3.36   $      3.28 $      3.99 $     6.61   $     5.51  $     5.10    $     4.60  $     5.69
Realized      $     2.44   $      2.08 $      3.47 $     5.13   $     5.11  $     4.50    $     4.30  $     4.83

The NYMEX natural gas price on May 10, 2004 was $6.18 per Mcf.

     The table below illustrates how crude oil prices fluctuated over the eight quarters prior to and including the quarter ended March 31, 2004. The table below also contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.


              Crude Oil Prices by Quarter (in $ per Bbl)
              -------------------------------------------------------------------------------------------------------
                                                          Quarter Ended
              -------------------------------------------------------------------------------------------------------
              June 30,    Sept. 30,    Dec. 31,      March 31,      June 30,    Sept. 30,    Dec. 31,     March 31,
                 2002        2002        2002          2003           2003         2003        2003         2004
              ----------- ----------- ------------ -------------- ------------- ----------- ------------ ------------
Index         $     26.40 $     27.50 $   28.29    $   33.71      $   29.87     $   30.85   $   29.64    $   34.76
Realized      $     23.47 $     23.47 $   24.83    $   33.22      $   28.53     $   29.52   $   29.73    $   34.19

The NYMEX crude oil price on May 10, 2004  was $38.93 per Bbl.

     We seek to reduce our exposure to price volatility by hedging our production through swaps, floors, options and other commodity derivative instruments

     Under the terms of our senior credit agreement, we are required to maintain hedging positions with respect to not less than 40% nor more than 75% of our crude oil and natural gas production, on an equivalent basis, for a rolling six month period. We currently have the following hedges in place:

              Time Period                         Notional Quantities                   Price
--------------------------------------------------------------------- ----------------------
May 2004                       500 Bbls of crude oil production per day   Floor of $22.00
June 2004                      4,500 MMbtu of production per day          Floor of $4.25
                               800 Bbls of crude production per day       Floor of $22.00
July 2004                      2,000 MMbtu of production per day          Floor of $4.00
                               4,500 MMbtu of production per day          Floor of $4.25
                               500 Bbls of crude oil production per day   Floor of $22.00
August 2004                    7,100 MMbtu of production per day          Floor of $4.25
                               400 Bbls of crude oil production per day   Floor of $24.00
September 2004                 7,100 MMbtu of production per day          Floor of $4.25
                               400 Bbls of crude oil production per day   Floor of $24.00
October 2004                   7,100 MMbtu of production per day          Floor of $4.25
                               400 Bbls of crude oil production per day   Floor of $24.00
November 2004                  7,100 MMbtu of production per day          Floor of $4.25
                               400 Bbls of crude oil production per day   Floor of $24.00
December 2004                  7,100 MMbtu of production per day          Floor of $4.50
                               400 Bbls of crude oil production per day   Floor of $25.00

     Production Volumes. Because our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation and development projects. For more information on the volumes of crude oil, natural gas liquids and natural gas we produced during the first quarter of 2003 and 2004, please refer to the information under the caption "Results of Operations" below.

     We have budgeted $10 million for drilling expenditures in 2004, of which $4.2 million was spent during the first quarter of 2004. Under the terms of our senior credit agreement and our new notes, we are subject to limitations on capital expenditures. As a result, we will be limited in our ability to replace existing production with new production and might suffer a decrease in the volume of crude oil and natural gas we produce. If crude oil and natural gas prices return to depressed levels or if our production levels continue to decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected. For more information, see "Liquidity and Capital Resources" below.

     Availability of Capital. As described more fully under "Liquidity and Capital Resources" below, our sources of capital are primarily cash on hand, cash from operating activities, funding under our senior credit agreement and the sale of properties. At March 31, 2004, we had approximately $14.2 million of availability under our senior credit agreement. We may also attempt to raise additional capital through the issuance of debt or equity securities although we cannot assure you that we will be successful in any such efforts.

     Borrowings and Interest. As a result of the financial restructuring we completed in January 2003, we reduced our indebtedness from approximately $300.4 million at December 31, 2002 to approximately $184.6 million at December 31, 2003. At March 31, 2004, our indebtedness was $187.0 million. In addition, we decreased our cash interest expense from $34.2 million during 2002 to $4.3 million during 2003. During the first quarter of 2004, our cash interest expense was $1.1 million. By decreasing the amount of our indebtedness and required cash interest payments more of our capital resources could be utilized for drilling activities and paying other expenses.

     Exploitation and Development Activity. During the first quarter of 2004, we continued exploitation activities on our properties. We invested $4.2 million in capital spending on these activities during the first quarter of 2004. At March 31, 2004, as a result of these activities, our average daily production was approximately 23.6 MMcfepd, a 17% increase from the daily production rate at March 31, 2003 (excluding production from the Canadian properties sold in January 2003).

     Outlook for 2004. As a result of final 2003 financial results and current market conditions, Abraxas has updated its operating and financial guidance for year 2004 as follows:

          Production:
             BCFE (approximately 80% gas).......................     8-9
          Price Differentials (Pre Hedge):
             $ Per Bbl..........................................    0.86
             $ Per Mcf..........................................    0.64
          Lifting Costs, $ Per Mcfe.............................    1.29
          G&A, $ Per Mcfe.......................................    0.60
          Capital Expenditures ($ Millions).....................   10.00

     Actual results could materially differ and will depend on, among other things, our ability to successfully increase our production of crude oil, natural gas liquids and natural gas through our drilling activities. We undertake no duty to update these forward-looking statements.

Results of Operations

     The following table sets forth certain of our operating data for the periods presented.

                                                                               Three Months Ended
                                                                                    March 31,
                                                                    ----------------------------------
                                                                           2004               2003 (1)
                                                                       -----------      --------------
Operating Revenue:
Crude Oil Sales...................................................   $       2,187        $     2,174
Natural Gas Sales ................................................           8,152             10,087
Natural Gas Liquids Sales.........................................             393                511
Gas processing revenue............................................               -                132
Rig Operations....................................................             175                181
Other.............................................................              28                 26
                                                                        -----------      -------------
                                                                     $      10,935        $    13,111
                                                                        ===========      =============

Operating Income .................................................   $         983        $     5,646
Crude Oil Production (MBBLS)......................................            64.0               65.4
Natural Gas Production (MMCFS)....................................         1,687.4            1,965.3
Natural Gas Liquids Production (MBBLS)............................            13.3               20.2
Average Crude Oil Sales Price ($/BBL).............................   $       34.19        $     33.22
Average Natural Gas Sales Price ($/MCF)...........................   $        4.83        $      5.13
Average Liquids Sales Price ($/BBL)...............................   $       29.52        $     25.29

(1) 2003 data includes amounts applicable to Old Grey Wolf and Canadian Abraxas through January 23, 2003

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

     Operating Revenue. During the three months ended March 31, 2004, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $10.7 million from $12.8 for the first quarter of 2003. The decrease in revenue was primarily due to a decrease in production volumes and a decrease in the realized price for natural gas. The decrease in production volumes was due to the sale of our Canadian properties on January 23, 2003. A decline in our realized price for natural gas had a negative impact on revenue of approximately $508,000 which was partially offset by slightly higher realized prices for crude oil and natural gas liquids.

     Average sales prices net of hedging cost for the quarter ended March 31, 2004 were:

o $34.19 per Bbl of crude oil,
o $29.52 per Bbl of natural gas liquid, and
o $ 4.83 per Mcf of natural gas

     Average sales prices net of hedging cost for the quarter ended March 31, 2003 were:

o $33.22 per Bbl of crude oil,
o $25.29 per Bbl of natural gas liquid, and
o $ 5.13 per Mcf of natural gas

Crude oil production volumes declined from 65.4 MBbls during the quarter ended March 31, 2003 to 64.0 MBbls for the same period of 2004. The decline in crude oil production was due to the sale of our Canadian subsidiaries on January 23, 2003. These properties contributed 2.4 MBbbls of crude oil in the first quarter of 2003 (through January 23, 2003). Excluding production related to the properties sold, crude oil production increased by approximately 919 Bbls. Natural gas production volumes declined from 1,965.3 MMcf for the three months ended March 31, 2003 to 1,687.4 MMcf for the same period of 2004. This decline was due to the sale of Canadian properties in January 2003. The Canadian properties contributed 558.9 MMcf in the first quarter of 2003 (through January 23, 2003). Excluding production related to these properties, we had an increase in natural gas production of 281.0 MMcf for the quarter ended March 31, 2004 as compared to 2003.

     Lease Operating Expenses. Lease operating expenses ("LOE") for the three months ended March 31, 2004 increased to $3.4 million from $2.7 million for the same period in 2003. The increase in LOE was primarily due to pipeline charges in Canada related to startup costs associated with previously stranded gas. LOE on a per Mcfe basis for the three months ended March 31, 2004 was $1.57 per Mcfe compared to $1.10 for the same period of 2003.

     General  and  Administrative   ("G&A")  Expenses.  G&A  expenses  decreased
slightly to $1.3 million during the quarter ended March 31, 2004 from $1.4 million for the first three months of 2003. G&A expense on a per Mcfe basis was $0.62 for the first quarter of 2004 compared to $0.56 for the same period of 2003. The increase in G&A expense on a per Mcfe basis was due to a decline in production volumes during the first quarter of 2004 compared to the same period in 2003.

     Stock-based Compensation. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share. The price of our common stock increased during the quarter ended March 31, 2004 resulting in the recognition of approximately $2.1 million as stock-based compensation expense for the quarter then ended. We recognized approximately $36,000 as stock-based compensation expense during the quarter ended March 31, 2003 related to these repricings.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased to $3.0 million for the three months ended March 31, 2004 from $3.1 million for the same period of 2003. The decline in DD&A was primarily due to the sale of Canadian properties in January 2003. Our DD&A on a per Mcfe basis for the three months ended March 31, 2004 was $1.41 per Mcfe compared to $1.27 per Mcfe in 2003.

     Interest Expense. Interest expense decreased from $5.2 million for the first three months of 2003 to $5.1 million in 2004. The decrease in interest expense was due to the restructuring of our long-term debt in January 2003, resulting in a reduction of the overall interest rate.

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

     Working   Capital.   At  March  31,  2004,   our  current   liabilities  of
approximately $13.3 million exceeded our current assets of $7.9 million resulting in a working capital deficit of $5.4 million. This compares to a working capital deficit of approximately $2.4 million at December 31, 2003. Current liabilities at March 31, 2004 consisted of trade payables of $4.1 million, revenues due third parties of $2.4 million accrued interest of $5.3 related to our new notes, of which $4.9 million is non-cash and other accrued liabilities of $1.4 million. Under our senior credit agreement we will have cash interest expense of approximately $4.5 million for 2004. We do not expect to make cash interest payments with respect to the outstanding new notes, and the issuance of additional new notes in lieu of cash interest payments thereon will not affect our working capital balance.

     Capital expenditures. Capital expenditures during the first three months of 2004, were $4.2 million compared to $4.6 million during the same period of 2003. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 2004 and 2003.

                                                                            Three Months Ended
                                                                                 March 31
                                                                --------------------------------------------
                                                                         2004                  2003
                                                                ----------------------- --------------------
Expenditure category (in thousands):
  Development.................................................  $           3,549        $           4,423
  Facilities and other........................................                681                      166
                                                                    ---------------          ---------------
      Total...................................................  $           4,230        $           4,589
                                                                    ===============          ===============

     During the three months ended March 31, 2004 and 2003, capital expenditures were primarily for the development of existing properties. For 2004, our capital expenditures are subject to limitations imposed under the new senior credit facility and new notes, including a maximum annual capital expenditure budget of $10 million for 2004, which is subject to reduction in the event of a reduction in our net assets. Our capital expenditures could include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline from current levels, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                        Three Months Ended
                                                                             March 31,
                                                           ----------------------------------------------
                                                                  2004                     2003
                                                           -------------------     ----------------------
Net cash provided by operating activities              $            7,038      $               2,745
Net cash used in financing activities                              (1,899)                   (86,587)
Net cash  provided by (used in) investing activities               (4,230)                    81,235
                                                           -------------------     ----------------------
Total                                                  $              909      $              (2,607)
                                                           ===================     ======================

     Operating activities during the three months ended March 31, 2004 provided us $7.0 million cash compared to providing $2.7 million in the same period in 2003. Net income plus non-cash expense items during 2004 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities used $1.9 million for the first three months of 2004 compared to using $86.6 million for the same period of 2003. Most of these funds were used to reduce our long-term debt and for financing fees. In 2003 funds were used to reduce our long-term debt and were generated by the sale of our Canadian subsidiaries and the exchange offer completed in January 2003. Investing activities used $4.2 million during the three months ended March 31, 2004 compared to providing $81.2 million for the quarter ended March 31, 2003. Expenditures during the quarter ended March 31, 2004 were primarily for the development of existing properties. The sale of our Canadian subsidiaries contributed $85.8 million in 2003 reduced by $4.6 million in exploration and development expenditures.

     Future Capital Resources. We will have four principal sources of liquidity going forward: (i) cash on hand, (ii) cash from operating activities, (iii) funding under the senior credit agreement , and (iv) sales of producing properties. However, covenants under the indenture for the outstanding new notes and the senior credit agreement restrict our use of cash on hand, cash from operating activities and any proceeds from asset sales. We may attempt to raise additional capital through the issuance of additional debt or equity securities, though the terms of the new note indenture and the senior credit agreement substantially restrict our ability to:

         o   incur additional indebtedness;

         o   incur liens;

         o   pay dividends or make certain other restricted payments;

         o   consummate certain asset sales;

         o   enter into certain transactions with affiliates;

         o   merge or consolidate with any other entity, or

         o sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.


Contractual Obligations

     We are committed to making cash payments in the future on the following types of agreements:

         o   Long-term debt
         o   Operating leases for office facilities

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2004:

                                                          Payments due in:
Contractual Obligations
(dollars in thousands)
----------------------------- --------------------------------------------------------------------------
                                 Total        Less than                                 More than 5
                                              one year      1-3 years     3-5 years        years
----------------------------- ------------- -------------- ------------- ------------- -------------- --
Long-Term Debt (1)            $   233,957   $        -     $   49,713    $  184,244     $        -
Operating Leases (2)                1,269          415            734           120              -


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

Long-Term Indebtedness

                                                            March 31         December 31
                                                         -----------------------------------
                                                              2004               2003
                                                         ----------------  -----------------
                                                                   (In thousands)
11.5% Secured Notes due 2007 ("new notes").............    $    137,258           137,258
Senior Secured Credit Agreement........................          49,713            47,391
                                                         ----------------  -----------------
                                                                186,971           184,649
Less current maturities ...............................               -                 -
                                                         ----------------  -----------------
                                                            $    186,971      $   184,649
                                                         ================  =================

     For financial reporting purposes, the new notes are reflected at the carrying value of our 11 1/2% Senior Notes due 2004 of $191.0 million, net of the cash offered in the exchange of $47.5 million and net of the fair market value related to equity of $3.8 million offered in January 2003. The face amount of the new notes was $120.5 million at March 31, 2004 including $10.8 million in new notes issued for interest.

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

     The new notes are secured by a second lien or charge on all of our current and future assets, including, but not limited to, all of our crude oil and natural gas properties. All of Abraxas' current subsidiaries, Sandia Oil & Gas, Sandia Operating, Wamsutter, New Grey Wolf, Western Associated Energy and Eastside Coal, are guarantors of the new notes, and all of Abraxas' future subsidiaries will guarantee the new notes. If Abraxas cannot make payments on the new notes when they are due, the guarantors must make them instead.

         The new notes and related guarantees

         o are subordinated to the indebtedness under the senior secured credit agreement;

         o rank equally with all of Abraxas' current and future senior indebtedness; and

         o rank senior to all of Abraxas' current and future subordinated indebtedness, in each case, if any.

     The new notes are subordinated to amounts outstanding under the senior secured credit agreement both in right of payment and with respect to lien priority and are subject to an intercreditor agreement.


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

     First Revolving Credit Facility. Lenders under the amended senior credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $20.0 million. Our current borrowing base under this revolving credit facility is the full $20.0 million, subject to adjustments based on periodic calculations. We have borrowed $6.6 million under this revolving credit facility, which was used to refinance principal and interest on advances under our preexisting revolving credit facility under the senior credit agreement, and to pay certain fees and expenses relating to the transaction. Outstanding amounts under this revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 1.125%. The balance of this revolving credit facility was $4.7 million as of March 31, 2004.

     Second Revolving Credit Facility. Lenders under the amended senior credit agreement have provided a second revolving credit facility to Abraxas, with a maximum borrowing of up to $30.0 million. This revolving credit facility is not subject to a borrowing base. We have borrowed $30.0 million under this revolving credit facility, which was used to refinance principal and interest on advances under our preexisting revolving credit facility, and to pay certain transaction fees and expenses. Outstanding amounts under this revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 3.00%.

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

Hedging Activities.

     Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through commodity derivative instruments. Under the senior credit agreement, we are required to maintain hedge positions on not less than 40% or more than 75% of our projected oil and gas production for a six month rolling period. See "General - Commodity Prices and Hedging Activities" and "Item 3--Quantitative and Qualitative Disclosures about Market Risk--Hedging Sensitivity" for further information.


Net Operating Loss Carryforwards.

     At December 31, 2003, the Company had, subject to the limitation discussed below, $100.6 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2022 if not utilized. In connection with January 2003 transactions described in Note 2 in Notes to Consolidated Financial Statements, certain of the loss carryforwards were utilized.

     Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $76.1 million as of


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil, natural gas and natural gas liquids. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the quarter ended March 31, 2004, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income by approximately $1.1 million for the quarter.

Hedging Sensitivity

     On  January 1,  2001,  we adopted  SFAS 133 as amended by SFAS 137 and SFAS
138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. None of the derivatives in place as of March 31, 2004 are designated as hedges, accordingly, the change in the market value of the instrument is reflected in current oil and gas revenue.

     Under the terms of the amended senior credit agreement, we are required to maintain hedging positions with respect to not less than 40% nor more than 75% of our crude oil and natural gas production for a rolling six month period.

     See "General - Commodity Prices and Hedging Activities" for a summary of our current hedge positions.

Interest rate risk

     As a result of the financial restructuring that occurred in January 2003, and the amendment to the Senior Credit Agreement in February 2004, the debt under the Senior Credit Agreement bears interest at the bank prime plus various points. As of March 31, 2004 we had $49.7 million in outstanding indebtedness under the new agreement. For every percentage point that the prime rate rises, our interest expense would increase by approximately $497,000 on an annual basis. Our new notes accrue interest at fixed rates and are accordingly not subject to fluctuations in market rates.

Foreign Currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre-tax income of $198,000 for the quarter ended March 31, 2004. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net income by approximately $10,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

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

                       ABRAXAS PETROLEUM CORPORATION

                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings.

     There have been no changes in legal proceedings from that described in the Company's Annual Report of Form 10-K for the year ended December 31, 2003, and in Note 8 in the Notes to Condensed Consolidated Financial Statements contained in Part I of this report on Form 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

         None


Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        Exhibit 31.1 Certification  - Robert L.G. Watson, CEO
        Exhibit 31.1 Certification - Chris E.Williford, CFO
        Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 -
                     Robert L.G. Watson, CEO
        Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 -
                     Chris E. Williford, CFO

       (b) Reports on Form 8-K:

        1. Current Report on Form 8-K filed on April 20, 2004, Regulation FD disclosure of slide presentation presented at the IPAA's 10h Annual Oil and Gas Investment Symposium on April 20, 2004

                       ABRAXAS PETROLEUM CORPORATION

                                 SIGNATURES



              Pursuant to the requirements of the Securities
          Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




              Date: May 13, 2004          By:/s/ROBERT L.G. WATSON
                                                ROBERT L.G. WATSON,
                                                President and Chief
                                                Executive Officer


              Date:  May 13, 2004         By:/s/CHRIS WILLIFORD
                                                CHRIS WILLIFORD,
                                                Executive Vice President and
                                                Principal Accounting Officer