Form 10-Q
period 2004-06-30
ABRAXAS PETROLEUM CORP
filed 2004-08-13
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                             FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2004

    (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19118

                          ABRAXAS PETROLEUM CORPORATION
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    Nevada                                             74-2584033
    ----------                                     ------------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ___ No_X__

     The number of shares of the issuer's common stock outstanding as of August 9, 2004 was:

        Class                                          Shares Outstanding

    Common Stock, $.01 Par Value                           36,276,827


                                     1 of 32

                           FORWARD-LOOKING INFORMATION

     We make forward-looking statements throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe", "expect" or "anticipate" will occur or what we "intend" to do, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. The forward-looking information contained in this document is generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook for 2004" but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management's reasonable estimates of future results or trends. The factors that may affect our expectations regarding our operations include, among others, the following:

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

                          ABRAXAS PETROLEUM CORPORATION
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -  Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets -
                    June 30, 2004 and December 31, 2003........................4
           Condensed Consolidated Statements of Operations -
                    Three and Six Months Ended June 30, 2004 and 2003..........6
           Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2004 and 2003....................7
           Notes to Condensed Consolidated Financial Statements................8

ITEM 2 -   Managements Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................17

ITEM 3 -   Quantitative and Qualitative Disclosure about Market Risks.........28

ITEM 4 -   Controls and Procedures............................................29

                              PART II
                         OTHER INFORMATION

ITEM 1 - Legal proceedings 30
ITEM 2 - Changes in Securities, Use of Proceeds and Issuers
           Purchase of Equity Securities......................................30
ITEM 3 - Defaults Upon Senior Securities......................................30
ITEM 4 - Submission of Matters to a Vote of Security Holders..................30
ITEM 5 - Other Information 30
ITEM 6 - Exhibits and Reports on Form 8-K.....................................30

              Signatures   ...................................................32

                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                    June 30,
                                                                      2004       December 31,
                                                                   (Unaudited)      2003
                                                                   -----------  ------------
Assets:
Current assets:
   Cash ..........................................................   $  1,491   $    493
   Accounts receivable, net
          Joint owners ...........................................        297      1,360
          Oil and gas production .................................      5,306      5,873
          Other ..................................................        482      1,090
                                                                     --------   --------
                                                                        6,085      8,323

  Equipment inventory ............................................        778        782
  Other current assets ...........................................        666        572
                                                                     --------   --------
    Total current assets .........................................      9,020     10,170

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved .....................................................    331,732    325,222
      Unproved, not subject to amortization ......................      2,483      4,304
   Other property and equipment ..................................      5,334      4,540
                                                                     --------   --------
           Total .................................................    339,549    334,066
      Less accumulated depreciation, depletion, and
        amortization .............................................    228,434    222,503
                                                                     --------   --------
      Total property and equipment - net .........................    111,115    111,563

Deferred financing fees, net .....................................      5,151      4,410

Other assets .....................................................        294        294
                                                                     --------   --------
  Total assets ...................................................   $125,580   $126,437
                                                                     ========   ========




      See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                                    June 30,
                                                                      2004       December 31,
                                                                   (Unaudited)      2003
                                                                   -----------  ------------
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable ...............................................   $   2,793  $   6,756
  Oil and gas production payable .................................       2,905      2,290
  Accrued interest ...............................................       2,410      2,340
  Other accrued expenses .........................................       1,698      1,228
                                                                     ---------  ---------
        Total current liabilities ................................       9,806     12,614

Long-term debt ...................................................     192,387    184,649

Future site restoration ..........................................       1,759      1,377
                                                                     ---------  ---------
         Total liabilities .......................................     203,952    198,640

Stockholders' deficit:
  Common Stock, par value $.01 per share-
  Authorized 200,000,000 shares; issued, 36,354,066
   and 36,024,308 at June 30, 2004 and
   December 31, 2003 respectively ................................         363        360
   Additional paid-in capital ....................................     141,662    141,835
  Accumulated deficit ............................................    (218,885)  (213,701)
  Receivables from stock sales ...................................        --          (97)
  Treasury stock, at cost, 105,898 and 165,883 shares at June
   30, 2004 and December 31, 2003 respectively ...................        (525)      (964)
  Accumulated other comprehensive loss ...........................        (987)       364
                                                                     ---------  ---------
      Total stockholders' deficit ................................     (78,372)   (72,203)
                                                                     ---------  ---------
Total liabilities and stockholders' deficit ......................   $ 125,580  $ 126,437
                                                                     =========  =========





      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

                                                                         Three Months Ended       Six Months Ended
                                                                              June 30,                June 30,
                                                                        --------------------    --------------------
                                                                         2004        2003        2004        2003
                                                                        --------    --------    --------    --------
Revenue:
   Oil and gas production revenues ..................................   $ 12,039    $  8,261    $ 22,771    $ 21,033
   Gas processing revenues ..........................................       --          --          --           132
   Rig revenues .....................................................        129         158         304         339
   Other ............................................................         99          11         127          37
                                                                        --------    --------    --------    --------
                                                                          12,267       8,430      23,202      21,541
Operating costs and expenses:
   Lease operating and production taxes .............................      3,305       2,066       6,672       4,792
   Depreciation, depletion, and amortization ........................      3,222       2,301       6,257       5,443
   Rig operations ...................................................        123         148         268         314
   General and administrative .......................................      2,226       1,231       3,568       2,627
   Stock-based compensation .........................................     (2,316)        757        (253)        792
                                                                        --------    --------    --------    --------
                                                                           6,560       6,503      16,512      13,968
                                                                        --------    --------    --------    --------
Operating income (loss) .............................................      5,707       1,927       6,690       7,573

Other (income) expense:
   Interest income ..................................................         (2)         (7)         (8)        (17)
   Interest expense .................................................      4,268       3,846       9,387       9,010
   Amortization of deferred financing fee ...........................        467         434         912         811
   Financing cost ...................................................        602        --         1,573       3,601
   Gain on sale of foreign subsidiaries .............................       --          --          --       (66,960)
   Other ............................................................       --          --            11        --
                                                                        --------    --------    --------    --------
                                                                           5,335       4,273      11,875     (53,555)
                                                                        --------    --------    --------    --------
Earnings (loss) before cumulative effect of
   accounting change and taxes ......................................        372      (2,346)     (5,185)     61,128

Cumulative effect of accounting change ..............................       --          --          --          (395)
Income tax (expense) benefit ........................................       --          --          --          (377)
                                                                        --------    --------    --------    --------
Net earnings (loss) .................................................   $    372    $ (2,346)   $ (5,185)   $ 60,356
                                                                        ========    ========    ========    ========

Basic earnings (loss) per common share:
   Net earnings (loss) ..............................................   $   0.01    $  (0.07)   $  (0.14)   $   1.74
   Cumulative effect of accounting change ...........................       --          --          --         (0.01)
                                                                        --------    --------    --------    --------
Net earnings (loss) per common share - basic ........................   $   0.01    $  (0.07)   $  (0.14)   $   1.73
                                                                        ========    ========    ========    ========

Diluted earnings (loss) per common share:
   Net earnings (loss) ..............................................   $   0.01    $  (0.07)   $  (0.14)   $   1.72
   Cumulative effect of accounting change ...........................       --          --          --         (0.01)
                                                                        --------    --------    --------    --------
Net earnings (loss) per common share - diluted ......................   $   0.01    $  (0.07)   $  (0.14)   $   1.71
                                                                        ========    ========    ========    ========


      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                      2004         2003
     Operating Activities
     Net earnings (loss) .....................................   $  (5,185)   $  60,356
     Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation, depletion, and amortization ..............       6,257        5,443
      Deferred income tax (benefit) expense ..................        --            377
      Amortization of deferred financing fees ................         912          811
      Accretion of future sit restoration ....................         336          439
      Non-cash interest and financing cost ...................       5,966        3,115
      Stock-based compensation ...............................        (253)         792
      Gain on sale of foreign subsidiaries ...................        --        (66,960)
      Changes in operating assets and liabilities:
          Accounts receivable ................................       2,301         (314)
          Equipment inventory ................................           4          142
          Other ..............................................        (169)         597
          Accounts payable and accrued expenses ..............      (2,861)        (838)
                                                                   ---------    ---------
     Net cash provided by operating activities ...............       7,308        3,960
                                                                   ---------    ---------

     Investing Activities
     Capital expenditures, including purchases and development
       of properties .........................................      (7,085)      (9,990)
     Proceeds from sale of foreign subsidiaries ..............        --         86,553
                                                                   ---------    ---------
     Net cash (used in) provided by investing activities .....      (7,085)      76,563
                                                                   ---------    ---------

Financing Activities
Proceeds from long-term borrowings ...........................       5,372       47,293
Payments on long-term borrowings .............................      (3,600)    (128,315)
Proceeds from stock sale receivable ..........................          98         --
Issuance of stock for compensation ...........................         328         --
Deferred financing fees ......................................      (1,653)      (2,604)
Exercise of stock options ....................................         193           19
                                                                   ---------    ---------
Net cash provided by (used in) financing activities ..........         738      (83,607)
                                                                   ---------    ---------
Effect of exchange rate changes on cash ......................          37          301
                                                                   ---------    ---------
Increase (decrease) in cash ..................................         998       (2,783)

Cash, at beginning of period .................................         493        4,882
                                                                   ---------    ---------
Cash, at end of period .......................................   $   1,491    $   2,099
                                                                   =========    =========

Supplemental disclosure of cash flow information:
Interest paid ................................................   $   2,321    $   3,932
                                                                   =========    =========

Non-cash items:
Future site restoration ......................................   $     147    $  (3,068)
                                                                   =========    =========

      See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands, except per share data)


Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2003. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full year.

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


Stock-based Compensation:

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

     Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In January 2003, the Company amended the exercise price to $0.66 on certain options with an existing exercise price greater than $0.66. The Company recognized approximately $757,000 and $792,000 in expense during the quarter and six months ended June 30, 2003, respectively, as stock-based compensation expense in the accompanying consolidated financial statements. For the quarter and six months ended June 30, 2004 the Company recognized credits of approximately $2.3 million and $253,000, respectively, due to a decline in the price of its common stock during the period.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation" (SFAS
123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter and six months ended June 30, 2004 and 2003, risk-free interest rates of 1.5%; dividend yields of -0-%; volatility factor of the expected market price of the Company's common stock of 0.35; and a weighted-average expected life of the option of ten years.

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

     Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three and six months ended June 30, 2004 and June 30, 2003 would have been:

                                               Three Months Ended June 30,     Six Months Ended June 30,
                                               ----------------------------    --------------------------
                                                   2004           2003           2004           2003
                                                          (In Thousands, except per share data)
                                               ----------------------------------------------------------
Net income (loss) as reported              $        372   $     (2,346)    $  (5,185)   $   60,356
Add:  Stock-based  employee  compensation
   expense   included  in  reported   net
   income, net of related tax effects            (2,316)           757          (253)          792
Deduct:    Total   stock-based   employee
   compensation  expense determined under
   fair  value   based   method  for  all
   awards, net of related tax effects               (35)          (271)          (71)         (140)
                                            -------------  ------------    ----------    ------------
Pro forma net income (loss)                $     (1,979)  $     (1,860)    $  (5,509)   $   61,008
                                            =============  ============    ==========    ============

Earnings (loss) per share:
   Basic - as reported                     $       0.01   $     (0.07)     $   (0.14)   $       1.73
                                            =============  ============    ==========    ============
   Basic - pro forma                       $      (0.05)  $     (0.05)     $   (0.15)   $       1.75
                                            =============  ============    ==========    ============
   Diluted - as reported                   $       0.01   $     (0.07)     $   (0.14)   $       1.71
                                            =============  ============    ==========    ============
   Diluted - pro forma                     $      (0.05)  $     (0.05)        (0.15)    $      1.73
                                            =============  ============    $==========    ============

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

    For the period ended June 30, 2004, there is no current or deferred income tax expense or benefit due to losses or loss carryforwards and valuation allowance which has been recorded against such benefits.

Note 3.  Long-Term Debt


         Long-term debt consisted of the following:

                                                           June 30,        December 31,
                                                        -----------------------------------
                                                             2004               2003
                                                        ----------------  -----------------
                                                                  (In thousands)
11.5% Secured Notes due 2007 ("new notes")............    $    143,154       $   137,258
Senior Credit Agreement...............................          49,233            47,391
                                                        ----------------  -----------------
                                                               192,387           184,649
Less current maturities ..............................               -                 -
                                                        ----------------  -----------------
                                                           $    192,387      $   184,649
                                                        ================  =================



     New Notes. In connection with the financial restructuring completed in January 2003, Abraxas issued $109.7 million in principal amount of it's 11 1/2% Secured Notes due 2007, Series A, or new notes, in exchange for our 11 1/2% Senior Notes due 2004 tendered in the exchange offer. The new notes were issued under an indenture with U.S. Bank, N. A. In accordance with SFAS 15, the basis of the new notes at issue date exceeded the face amount of the new notes by approximately $19.0 million. Such amount will be amortized over the term of the new notes as an adjustment to the yield of the new notes.

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

     The new notes are secured by a second lien or charge on all of our current and future assets, including, but not limited to, all of our crude oil and natural gas properties. All of Abraxas' current subsidiaries, Sandia Oil & Gas Corp., Sandia Operating Company, Wamsutter Holdings, Inc., New Grey Wolf, Western Associated Energy Corporation and Eastside Coal Company, Inc. are guarantors of the new notes, and all of Abraxas' future subsidiaries will guarantee the new notes. If Abraxas cannot make payments on the new notes when they are due, the guarantors must make them instead.

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

Period                                                  Percentage

From June 24, 2004 to January 23, 2005.....................98.5837%
Thereafter................................................100.0000%

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

     Senior Credit Agreement. In connection with the financial restructuring, Abraxas entered into a new senior credit agreement providing a term loan facility and a revolving credit facility. On February 23, 2004, the Company entered into an amendment to our existing senior credit agreement providing for two revolving credit facilities and a new non-revolving credit facility as described below. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date for these credit facilities is February 1, 2007. In the event of an early termination, we will be required to pay a prepayment premium, except in the limited circumstances described in the amended senior credit agreement.

     First Revolving Credit Facility. Lenders under the amended senior credit agreement have provided Abraxas a revolving credit facility with a maximum borrowing base of up to $20 million. The Company's current borrowing base under this revolving credit facility is the full $20.0 million, subject to adjustments based on periodic calculations and mandatory prepayments under the senior credit agreement. The Company has borrowed $6.6 million under this revolving credit facility, which was used to refinance principal and interest on advances under it's preexisting revolving credit facility under the senior credit agreement, and to pay certain fees and expenses relating to the transaction. The outstanding balance under this facility was $4.2 million as of June 30, 2004. Outstanding amounts under this revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 1.125%.

     Second Revolving Credit Facility. Lenders under the amended senior credit agreement have provided a second revolving credit facility, with a maximum borrowing of up to $30.0 million. This revolving credit facility is not subject to a borrowing base. The Company has borrowed $30.0 million under this revolving credit facility, which was used to refinance principal and interest on advances under our preexisting revolving credit facility, and to pay certain transaction fees and expenses. As of June 30, 2004 the outstanding balance of this facility was $30.0 million. Outstanding amounts under this revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 3.00%.

     Non-Revolving Credit Facility. The Company has borrowed $15.0 million pursuant to a non-revolving credit facility, which was used to repay the preexisting term loan under its senior credit agreement, to refinance principal and interest on advances under the preexisting revolving credit facility, and to pay certain transaction fees and expenses. This non-revolving credit facility is not subject to a borrowing base. As of June 30, 2004 the outstanding balance of this facility was $15.0 million. Outstanding amounts under this credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 8.00%.

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

     Guarantees. The obligations of Abraxas under the amended senior credit agreement continue to be guaranteed by Abraxas' subsidiaries, Sandia Oil & Gas, Sandia Operating, Wamsutter Holdings., New Grey Wolf, Western Associated Energy and Eastside Coal Company. The guarantees under the amended senior credit agreement continue to be secured by a first lien security interest in substantially all of the guarantors' assets, including all crude oil and natural gas properties.

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

Note 4. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended June 30,         Six Months Ended June 30,
                                                     -------------------------------    -------------------------------
                                                         2004              2003             2004              2003
Numerator:
  Net income (loss) before cumulative effect of
accounting change (in thousands)                  $           372  $         (2,346) $        (5,185)  $       60,751
  Cumulative effect of accounting change                        -                 -                -             (395)
                                                     -------------     -------------    --------------   -------------
                                                  $           372  $        (2,346)  $        (5,185)  $        60,356
                                                     =============     =============    ==============   =============
Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares                            36,191,155        35,634,998        36,112,112       34,912,075

  Effect of dilutive securities:
    Stock options and warrants                          1,769,614                 -                 -          446,323
                                                     -------------     -------------    --------------    -------------

  Dilutive potential common shares Denominator for diluted earnings per share -
    adjusted weighted-average shares and assumed
    Conversions                                        37,960,769        35,634,998        36,112,112       35,358,398

  Basic earnings (loss) per share:
    Net income (loss) before  cumulative  effect
of  accounting change                             $          0.01  $          (0.07) $            (0.14$           1.74
    Cumulative effect of accounting change                      -                 -                -              (0.01)
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic      $          0.01  $          (0.07) $         (0.14)  $           1.73
                                                     =============     =============    ==============    =============

  Diluted earnings (loss) per share:
    Net income (loss) before  cumulative  effect
of  accounting change                             $          0.01  $          (0.07) $         (0.14)  $          1.72
    Cumulative affect of accounting change                     -                 -                 -             (0.01)
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - diluted    $          0.01  $          (0.07) $         (0.14)  $          1.71
                                                     =============     =============    ==============    =============

     For the three months ended June 30, 2003 and six months ended June 30, 2004, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been losses in this period, dilutive shares would have been 580,427 shares and 1,866,245 shares for the three months ended June 30, 2003 and the six months ended June 30, 2004, respectively.

Note 5. Hedging Program and Derivatives

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. As of June 30, 2004, the derivatives that the Company had in place were not designated as hedges, accordingly, changes in the fair value of the derivatives are recorded in current period oil and gas revenue.

     Under the terms of our new senior credit agreement, the Company is required to maintain hedging agreements with respect to not less than 40% nor more than 75% of it crude oil and natural gas production for a rolling six month period.

     The following table sets forth the Company's hedge position:

              Time Period                           Notional Quantities                   Price
---------------------------------------- ------------------------------------------ ------------------
July 2004                                2,000 MMbtu of production per day          Floor of $4.00
                                         4,500 MMbtu of production per day          Floor of $4.25
                                         500 Bbl of crude oil production per day    Floor of $22.00
August 2004                              7,100 MMbtu of production per day          Floor of $4.25
                                         400 Bbl of crude oil production per day    Floor of $24.00
September 2004                           7,100 MMbtu of production per day          Floor of $4.25
                                         400 Bbl of crude oil production per day    Floor of $24.00
October 2004                             7,100 MMbtu of production per day          Floor of $4.25
                                         400 Bbl of crude oil production per day    Floor of $24.00
November 2004                            7,100 MMbtu of production per day          Floor of $4.25
                                         400 Bbl of crude oil production per day    Floor of $24.00
December 2004                            7,100 MMbtu of production per day          Floor of $4.50
                                         400 Bbl of crude oil production per day    Floor of $25.00
January 2005                             7,100 MMbtu of production per day          Floor of $4.50
                                         400 Bbl of crude oil production per day    Floor of $25.00

Note 6. Contingencies - Litigation

     In 2001 the Company and a limited partnership, of which Wamsutter is the general partner (the "Partnership"), were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company and the Partnership related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company and the Partnership have filed an appeal. The Company has established a reserve in the amount of $845,000, which represents the Company's share of the judgment. The Company believes these charges are without merit

     Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2004, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 7. Comprehensive Income

     Comprehensive income includes net income, losses and certain items recorded directly to Stockholder's Equity and classified as Other Comprehensive Income.

     The following table  illustrates the  calculation of  comprehensive  income
(loss) for the three and six months ended June 30, 2003 and 2004:

                                                       Three Months Ended June 30,          Six Months Ended June 30,
                                                     ----------------------------------   -------------------------------
                                                             2004              2003            2004              2003
                                                      ----------------   --------------   --------------    -------------
                                                                                 (In Thousands)
                                                      -------------------------------------------------------------------
     Net (loss) income...........................       $       372        $    (2,346)     $    (5,185)      $    60,356

Other Comprehensive loss:
  Hedging derivatives
     Change in fair market value of
     outstanding hedge positions...............                 -                 (151)               -               (49)
  Foreign currency translation adjustment......                (860)             2,386           (1,351)            7,813
                                                      ----------------   --------------   --------------    -------------
Other comprehensive income                                     (860)             2,235           (1,351)            7,764
                                                      ----------------   --------------   --------------    -------------
  Comprehensive (loss) income....................       $      (488)       $      (111)     $    (6,536)      $    68,120
                                                      ================   ==============   ==============    =============

Note 8. Business Segments

 Business segment information about the three months and six months ended June 30, 2004 and 2003 in different geographic areas is as follows:

                                                           Three Months Ended June 30, 2004
                                             --------------------------------------------------------------
                                                    U.S.                  Canada              Total
                                             -------------------     -----------------  -------------------
                                                                    (In thousands)
Revenues ...............................        $       8,504           $     3,763       $       12,267
                                             ===================     ================   ===================
Operating income........................        $       4,243           $       860       $        5,103
                                             ===================     ================
General Corporate..................................................................                  604
Interest expense, financing cost and amortization of
   deferred financing fees.........................................................               (5,335)
 ..................................................................................
                                                                                        -------------------
Income before income taxes.........................................................       $          372
                                                                                        ===================

                                                           Three Months Ended June 30, 2003
                                             --------------------------------------------------------------
                                                    U.S.                  Canada              Total
                                             -------------------     -----------------  -------------------
                                                                    (In thousands)
Revenues ...............................        $       7,218           $     1,212       $        8,430
                                             ===================     =================  ===================
Operating loss..........................        $       3,335           $       288       $        3,623
                                             ===================     =================
General Corporate..................................................................               (1,696)
Interest expense and amortization of
   deferred financing fees.........................................................               (4,273)
 ..................................................................................
                                                                                        -------------------
Loss before income taxes...........................................................       $       (2,346)
                                                                                        ===================

                                                            Six Months Ended June 30, 2004
                                             --------------------------------------------------------------
                                                    U.S.                  Canada              Total
                                             -------------------     -----------------  -------------------
                                                                    (In thousands)
Revenues ...............................        $      16,464           $       6,738     $       23,202
                                             ===================     =================  ===================
Operating income........................        $       7,955           $       1,267     $        9,222
                                             ===================     =================
General Corporate..................................................................               (2,532)
Interest expense, financing cost and amortization of
   deferred financing fees.........................................................              (11,864)
 ..................................................................................
Other..............................................................................                  (11)
                                                                                        -------------------
Loss before income taxes...........................................................       $       (5,185)
                                                                                        ===================

                                                            Six Months Ended June 30, 2003
                                             --------------------------------------------------------------
                                                    U.S.                  Canada              Total
                                             -------------------     -----------------  -------------------
                                                                    (In thousands)
Revenues ...............................        $      16,017           $       5,524     $       21,541
                                             ===================     =================  ===================
Operating loss..........................        $       8,071           $       2,531     $       10,602
                                             ===================     =================
General Corporate..................................................................               (3,029)
Interest expense and amortization of
   deferred financing fees.........................................................              (13,010)
 ..................................................................................
                                                                                        -------------------
Income before income taxes.........................................................               66,960
                                                                                        ===================

                                                                   At June 30, 2004
                                             --------------------------------------------------------------
                                                    U.S.                  Canada              Total
                                             -------------------     -----------------  -------------------
                                                                    (In Thousands)
Identifiable assets ....................        $      82,820            $     36,896     $      119,716
                                             ===================     =================
Corporate assets...................................................................                5,864
                                                                                        -------------------
Total assets ......................................................................       $      125,580
                                                                                        ===================

                                       15
Note 9. New Accounting Standards

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

Note 10. Accounting Change

     The Company adopted SFAS 143 effective January 1, 2003. For the six months ended June 30, 2003 the Company recorded a charge of approximately $395,000 for the cumulative effect of the change in accounting principle and an additional liability of approximately $712,000. During the period ended June 30, 2004 the Company recorded an additional liability of approximately $382,000.

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


     Commodity Prices and Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. In January 2001, the market price of natural gas was at its highest level in our operating history and the price of crude oil was also at a high level. However, over the course of 2001 and the beginning of the first quarter of 2002, prices again became depressed, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through 2003 and have remained strong during the first half of 2004.

     The table below illustrates how natural gas prices fluctuated over the eight quarters prior to and including the quarter ended June 30, 2004. The table below also contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.


           Natural Gas Prices by Quarter (in $ per Mcf)

              ----------------------------------------------------------------------------------------------------
                                                         Quarter Ended
              ----------------------------------------------------------------------------------------------------
               Sept. 30,     Dec. 31,     March 31,  June 30,    Sept. 30,     Dec. 31,      March 31,    June 30,
                  2002         2002        2003        2003         2003         2003          2004        2004
              ------------ ----------- ----------- ------------ ----------- ------------- ------------ -----------
Index         $      3.28  $    3.99   $     6.61  $     5.51   $     5.10  $     4.60    $     5.69   $     5.97
Realized      $      2.08  $    3.47   $     5.13  $     5.11   $     4.50  $     4.30    $     4.83   $     5.23


         The NYMEX natural gas price on August 9, 2004 was $5.69 per Mcf.

         The table below illustrates how crude oil prices fluctuated over the eight quarters prior to and including the quarter ended June 30, 2004. The table below also contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.

         Crude Oil Prices by Quarter (in $ per Bbl)

              -------------------------------------------------------------------------------------------------------
                                                          Quarter Ended
              -------------------------------------------------------------------------------------------------------
              Sept. 30,    Dec. 31,    March 31,     June 30,       Sept. 30,     Dec. 31,    March 31,    June 30,
                 2002        2002        2003           2003           2003         2003        2004         2004
              ----------- ----------- ------------ -------------- ------------- ----------- ------------ ------------
Index         $     27.50 $   28.29   $   33.71    $   29.87      $   30.85     $   29.64   $   34.76    $   38.48
Realized      $     23.47 $   24.83   $   33.22    $   28.53      $   29.52     $   29.73   $   34.19    $   37.09

The NYMEX crude oil price on August 9, 2004 was $44.84 per Bbl.

     We seek to reduce our exposure to price volatility by hedging our production through swaps, floors, options and other commodity derivative instruments.

     Under the terms of our senior credit agreement, we are required to maintain hedging positions with respect to not less than 40% nor more than 75% of our crude oil and natural gas production, on an equivalent basis, for a rolling six month period. We currently have the following hedges in place:

              Time Period                         Notional Quantities                   Price
---------------------------------------- -------------------------------------- ----------------------
July 2004                                2,000 MMbtu of production per day      Floor of $4.00
                                         4,500 MMbtu of production per day      Floor of $4.25
                                         500 Bbls of crude oil production per   Floor of $22.00
                                         day
August 2004                              7,100 MMbtu of production per day      Floor of $4.25
                                         400 Bbls of crude oil production per   Floor of $24.00
                                         day
September 2004                           7,100 MMbtu of production per day      Floor of $4.25
                                         400 Bbls of crude oil production per   Floor of $24.00
                                         day
October 2004                             7,100 MMbtu of production per day      Floor of $4.25
                                         400 Bbls of crude oil production per   Floor of $24.00
                                         day
November 2004                            7,100 MMbtu of production per day      Floor of $4.25
                                         400 Bbls of crude oil production per   Floor of $24.00
                                         day
December 2004                            7,100 MMbtu of production per day      Floor of $4.50
                                         400 Bbls of crude oil production per   Floor of $25.00
                                         day
Januany 2005                             7,100 MMbtu of production per day      Floor of $4.50
                                         400 Bbls of crude oil production per   Floor of $25.00
                                         day

     Production Volumes. Because our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation and development projects. For more information on the volumes of crude oil, natural gas liquids and natural gas we produced during the three and six months ended June 30, 2003 and 2004, please refer to the information under the caption "Results of Operations" below.

     We have budgeted $10 million for drilling expenditures in 2004, of which $7.1 million was spent during the first six months of 2004. Under the terms of our senior credit agreement and our new notes, we are subject to limitations on capital expenditures. As a result, we will be limited in our ability to replace existing production with new production and might suffer a decrease in the volume of crude oil and natural gas we produce. If crude oil and natural gas prices return to depressed levels or if our production levels decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected. For more information, see "Liquidity and Capital Resources" below.

     Availability of Capital. As described more fully under "Liquidity and Capital Resources" below, our sources of capital are primarily cash on hand, cash from operating activities, funding under our senior credit agreement and the sale of properties. At June 30, 2004, we had approximately $15.6 million of availability under our senior credit agreement. Our capital expenditures are limited to $10 million per year under the terms of the indenture for the notes. We may also attempt to raise additional capital or refinance our existing indebtedness through the issuance of debt or equity securities although we cannot assure you that we will be successful in any such efforts.

     Borrowings and Interest. As a result of the financial restructuring we completed in January 2003, we reduced our indebtedness from approximately $300.4 million at December 31, 2002 to approximately $204.0 million at June 30, 2004. In addition, we decreased our cash interest expense from $34.2 million during 2002 to $4.3 million during 2003. During the first six months of 2004, our cash interest expense was $3.0 million. By decreasing the amount of our indebtedness and required cash interest payments, more of our capital resources can be utilized for drilling activities and paying other expenses.

     Exploitation and Development Activity. During the second quarter of 2004, we continued exploitation activities on our properties. We invested $7.1million in capital spending on these activities during the first six months of 2004.

     Outlook for 2004. As a result of final 2003 financial results and current market conditions, Abraxas has updated its operating and financial guidance for year 2004 as follows:

          Production:
             BCFE (approximately 80% gas)...............     8-9
          Price Differentials (Pre Hedge):
             $ Per Bbl..................................    0.86
             $ Per Mcf..................................    0.64
          Lifting Costs, $ Per Mcfe.....................    1.29
          G&A, $ Per Mcfe...............................    0.60
          Capital Expenditures ($ Millions).............   10.00

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

Results of Operations

         The following table sets forth certain of our operating data for the periods presented.

                                                           Three Months Ended                      Six Months Ended
                                                                  June 30,                             June 30,
                                                    ---------------------------------    -------------------------------------
                                                           2004               2003               2004              2003 (1)
                                                    ---------------------------------    -------------------------------------

Operating Revenue (in thousands):
Crude Oil Sales*  ................................  $       2,407      $       1,651     $          4,594     $        3,826
Natural Gas Sales*................................          9,213              6,494               17,366             16,580
Natural Gas Liquids Sales.........................            419                116                  811                627
Processing Revenue................................              -                  -                    -                132
Rig Operations....................................            129                158                  304                339
Other.............................................             99                 11                  127                 37
                                                       -----------        -----------        -------------        ------------
                                                    $      12,267      $       8,430     $         23,202     $       21,541
                                                       ===========        ===========        =============        ============


Operating Income (Loss) in thousands).............  $       5,707      $       1,927     $          6,690     $        7,573
Crude Oil Production (MBbls)......................             65                 58                  129                123
Natural Gas Production (MMcfs)....................          1,760              1,272                3,447              3,237
Natural Gas Liquids Production (MBbls)............             14                  5                   27                 25
Average Crude Oil Sales Price ($/Bbl).............  $       37.09      $       28.53     $          35.65     $        31.03
Average Natural Gas Sales Price ($/Mcf)...........  $        5.23      $        5.11     $           5.04     $         5.12
Average Liquids Sales Price ($/Bbl)...............  $       30.97      $       22.10     $          30.25     $        24.64


(1) Data for the first 23 days of 2003 includes Canadian subsidiaries sold in January 2003.
*Revenue and average sales prices are net of hedging activities.

Comparison  of Three  Months  Ended June 30, 2004 to Three Months Ended June 30,
2003

     Operating Revenue. During the three months ended June 30, 2004, operating revenue from crude oil, natural gas and natural gas liquid sales increased to $12.0 million compared to $8.3 million in the three months ended June 30, 2003. The increase in revenue was due to increased production volumes and by higher commodity prices realized during the period. Increased production volumes contributed $2.8 million to revenue while higher commodity prices contributed $0.9 million to crude oil and natural gas revenue.

     Average sales prices net of hedging cost for the quarter ended June 30, 2004 were:

         o  $ 37.09 per Bbl of crude oil,
         o  $ 30.97 per Bbl of natural gas liquid, and
         o  $  5.23 per Mcf of natural gas

 Average sales prices net of hedging cost for the quarter ended June 30, 2003 were:

         o  $ 28.53 per Bbl of crude oil,
         o  $ 22.10 per Bbl of natural gas liquid, and
         o  $ 5.11 per Mcf of natural gas

Crude oil production volumes increased from 57.9 MBbls during the quarter ended June 30, 2003 to 65.0 MBbls for the same period of 2004. The increase in production volumes was due to new production during the quarter, primarily related to our Canadian operations. Crude oil production volumes related to our Canadian operations increased from 4.2 MBbls during the quarter ended June 30, 2003 to 9.5 MBbls for the same period of 2004. Crude oil production from United States operations increased from 53.7 MBbls for the quarter ended June 30, 2003 to 55.4 MBbls for the same period of 2004. Natural gas production volumes increased to 1,760 MMcf for the three months ended June 30, 2004 from 1,272 MMcf for the same period of 2003. The increase in natural gas production volumes was attributable to new production during the quarter ended June 30, 2004, primarily related to our Canadian operations. Natural gas production related to our Canadian operations increased from 186.4 MMcf for the quarter ended June 30, 2003 to 627.7 MMcf for the same period of 2004.

     Lease Operating Expenses. Lease operating expenses ("LOE") for the three months ended June 30, 2004 increased to $3.3 million from $2.1 million for the same period in 2003. The increase in LOE was primarily due to increased production taxes related to higher commodity prices and increased production, and startup cost related to previously stranded gas in Canada. Our LOE on a per Mcfe basis for the three months ended June 30, 2004 was $1.48 per Mcfe compared to $1.25 for the same period of 2003.

     General and Administrative Expenses ("G&A"). G&A expenses increased to $2.2 million for the quarter ended June 30, 2004 from $1.2 million for the same period of 2003. The increase in G&A expense was primarily due to performance bonuses paid during the quarter ended June 30, 2004. G&A expense on a per Mcfe basis was $0.99 for the second quarter of 2004 compared to $0.75 for the same period of 2003. The per Mcfe increase was attributable to higher G&A expense offset by increased production volumes during the second quarter of 2004 as compared to the same period of 2003. G&A cost for the balance of 2004 are expected to return to historical levels.

     Stock-based Compensation. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share. We recognized expense of approximately $757,000 during the quarter ended June 30, 2003 related to these repricings. During the quarter ended June 30, 2004, we recognized a credit to stock based compensation of $2.3 million. The credit was due to a decrease in our common stock price as of June 30, 2004 from the price as of March 31, 2004.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense increased to $3.2 million for the three months ended June 30, 2004 from $2.3 million for the same period of 2003. The increase in DD&A was primarily due to increased production volumes during the quarter ended June 30, 2004 as compared to the same period of 2003. Our DD&A on a per Mcfe basis for the quarter ended June 30, 2004 was $1.44 per Mcfe as compared to $1.39 in 2003.

     Interest Expense. Interest expense increased to $4.3 million for the second quarter of 2004 compared to $3.8 million for the same period of 2003. The increase in interest expense was due to an increase in our overall long-term debt from $176.6 million as of June 30, 2003 to $192.4 million as of June 30, 2004. The increase in long-term debt was due to the issuance of additional notes in payment of interest on our 11.5% Secured Notes.

     Income taxes. There is no current or deferred income tax expense or benefit due to losses or loss carryforwards and valuation allowance which has been recorded against such benefits.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

     Operating Revenue. During the six months ended June 30, 2004, operating revenue from crude oil, natural gas and natural gas liquid sales increased to $22.8 million as compared to $21.0 million in the six months ended June 30, 2003. The increase in revenue was due to increased production volumes and higher realized prices during the period. Increased production contributed $1.3 million to revenue, while higher commodity prices contributed $455,000. The increase in production volumes was a result of drilling operations in the latter part of 2003 and the first six months of 2004. The increase in production volumes was partially offset by the loss of production related to the Canadian properties sold in January 2003.

     Average sales prices net of hedging cost for the six months ended June 30, 2004 were:

         o  $35.65 per Bbl of crude oil,
         o  $30.25 per Bbl of natural gas liquid, and
         o  $ 5.04 per Mcf of natural gas

 Average sales prices net of hedging cost for the six months ended June 30, 2003 were:

         o  $31.03 per Bbl of crude oil,
         o  $24.64 per Bbl of natural gas liquid, and
         o  $ 5.12 per Mcf of natural gas

Crude oil production volumes increased to 128.9 MBbls during the six months ended June 30, 2004 from 123.3 MBbls for the same period of 2003. Crude oil production volumes related to our continuing Canadian operations increased to
17.2 MBbls during the six months ended June 30, 2004 from 8.5 MBbls for the same period of 2003. Offsetting the increased production was the loss of production related to the properties sold in connection with the sale of Old Grey Wolf and Canadian Abraxas in January 2003. The properties sold contributed 2.4 MBbls during the first 23 days of 2003 prior to the sale. Natural gas production volumes increased to 3,447 MMcf for the six months ended June 30, 2004 from 3,237 MMcf for the same period of 2003. As with the increase in crude oil volumes, the increase in natural gas production volumes was the result of drilling activities during the latter part of 2003 and the first six months of 2004, primarily related toour Canadian operations. Natural gas production related to our continuing Canadian operations increased from 345.3 MMcf for the first six months of 2003 to 1,149 MMcf for the same period of 2004. Offsetting the increase was the loss of production related to the Canadian properties sold in January 2003. Prior to the sale, these properties contributed 559.0 MMcf to 2003.

     Lease Operating Expenses. Lease operating expenses for the six months ended June 30, 2004 increased to $6.7 million from $4.8 million for the same period in 2003. The increase was due to increased production taxes as a result of higher production volumes as well as pipeline charges in Canada related to startup cost associated with previously stranded gas. LOE on a per Mcfe basis for the six months ended June 30, 2004 was $1.52 compared to $1.16 for the same period of 2003.

     General and Administrative Expenses. G&A expenses increased to $3.6 million for the first six months of 2004 from $2.6 million for the first six months of 2003. The increase was primarily due to performance bonuses paid during the second quarter of 2004. G&A expense on a per Mcfe basis was $0.81 for the first six months of 2004 compared to $0.64 for the same period of 2003.

     Stock-based Compensation. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share. We recognized a credit of approximately $253,000 during the six months ended June 30, 2004 due the the decline in the price of our common stock since December 31, 2003. We recorded an expense of approximately $792,000 during the first six months of 2003.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization expense increased to $6.3 million for the six months ended June 30, 2004 from $5.4 million for the same period of 2003. The increase was primarily due to increased production volumes during the six months ended June 30, 2004 as compared to the same period of 2003. Our DD&A on a per Mcfe basis for the six months ended June 30, 2004 was $1.43 per Mcfe as compared to $1.32 in 2003.

     Interest Expense. Interest expense increased to $9.4 million for the first six months of 2004 compared to $9.0 million in 2003. The increase in interest expense was due to an increase in our overall long-term debt from $176.6 million as of June 30, 2003 to $192.4 million as of June 30, 2004. The increase in long-term debt was due to the issuance of additional notes in payment of interest on our 11.5% Secured Notes.

     Income taxes. Income taxes decreased to zero for the six months ended June 30, 2004 from $377,000 for the six months ended June 30, 2003. There is no current or deferred income tax benefit for the current net losses due to the valuation allowance which has been recorded against such benefits.

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

     If the volume of crude oil and natural gas we produce decreases, our cash flow from operations will decrease. Our production volumes will decline as reserves are produced. In addition, due to sales of properties in January 2003, we now have reduced reserves and production levels. In the future we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration, exploitation and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. While we have had some success in pursuing these activities, historically we have not been able to fully replace the production volumes lost from natural field declines and property sales.

     Working Capital. At June 30, 2004 we had current assets of $9.0 million and current liabilities of $9.8 million resulting in a working capital deficit of approximately $800,000. This compares to a working capital deficit of $2.4 million at December 31, 2003 and a working capital deficit of $3.6 million at June 30, 2003. Current liabilities at June 30, 2004 consisted of trade payables of $2.8 million, revenues due third parties of $2.9 million, accrued interest of $2.4, of which $2.0 is non-cash and other accrued liabilities of $1.7 million. Under our senior credit agreement we will have cash interest expense of approximately $4.5 million for 2004. We do not expect to make cash interest payments with respect to the outstanding new notes, and the issuance of additional new notes in lieu of cash interest payments thereon will not affect our working capital balance.

     Capital expenditures. Capital expenditures, excluding property divestitures during the first six months of 2004, were $7.1 million compared to $10.0 million during the same period of 2003. The table below sets forth the components of these capital expenditures on a historical basis for the six months ended June 30, 2004 and 2003.

                                                                            Six Months Ended
                                                                                June 30,
                                                                ------------------------------------------
                                                                        2004                  2003
                                                                ---------------------- -------------------
                                                                         (dollars in thousands)
                                                                ------------------------------------------
Expenditure category (in thousands):
  Development.................................................  $          6,232       $          9,791
  Facilities and other........................................               856                    199
                                                                    ---------------       ----------------
      Total...................................................  $          7,085       $          9,990
                                                                    ===============       ================

     During the six months ended June 30, 2004 and 2003, capital expenditures were primarily for the development of existing properties. For 2004, our capital expenditures are subject to limitations imposed under the new senior credit facility and new notes, including a maximum annual capital expenditure budget of $10 million for 2004, which is subject to reduction in the event of a reduction in our net assets. Our capital expenditures could include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors.

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

    Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                                Six Months Ended
                                                                                    June 30,
                                                                     ---------------------------------------
                                                                           2004                   2003
                                                                     ---------------------------------------
                                                                             (dollars in thousands)
                                                                     ---------------------------------------
Net cash provided by operating activities                       $              7,308    $           3,960
Net cash (used) in provided by investing activities                           (7,085)              76,563
Net cash provided by (used) financing activities                                 738              (83,607)
                                                                     ------------------      ---------------
Total                                                           $                961    $          (3,084)
                                                                     ==================      ===============

     Operating activities during the six months ended June 30, 2004 provided us $7.3 million cash compared to providing $4.0 million in the same period in 2003. Net income plus non-cash expense items during 2004 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities provided approximately $738,000 for the first six months of 2004 compared to using $83.6 million for the same period of 2003. Investing activities used $7.1 million for the six months ended June 30, 2004 compared to providing $76.6 million for the same period of 2003. Expenditures during the six months ended June 30, 2004 were primarily for the development of existing properties. The sale of our Canadian subsidiaries contributed $86.6 million in 2003 reduced by $10.0 million in exploration and development expenditures.

Future Capital Resources. We will have four principal sources of liquidity going forward: (i) cash on hand, (ii) cash from operating activities, (iii) funding under the new senior credit agreement , and (iv) sales of producing properties. However, covenants under the indenture for the outstanding new notes and the new senior credit agreement restrict our use of cash on hand, cash from operating activities and any proceeds from asset sales. We may attempt to raise additional capital or refinance our existing indebtedness through the issuance of additional debt or equity securities, though the terms of the new note indenture and the new senior credit agreement substantially restrict our ability to:

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


     Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

         o  Long-term debt

         o  Operating leases for office facilities

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of June 30, 2004:



Contractual Obligations
(dollars in thousands)                               Payments due in:
----------------------------- --------------------------------------------------------------------------
                                 Total        Less than                                 More than 5
                                              one year      1-3 years     3-5 years        years
--------------------------------------------------------------------------------------------------------
Long-Term Debt (1)            $   245,367   $        -     $  245,367    $        -     $        -
Operating Leases (2)                1,186          414            692            80              -
                              ------------- -------------- ------------- -------------- -------------
    Total                     $   246,553   $      414     $   246,059   $       80     $        -
                              ============= ============== ============= ============== =============

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

     Long-Term Indebtedness. The following table sets forth our long-term indebtedness as of June 30, 2004 and December 31, 2003.

                                                                  June 30,        December 31,
                                                               -----------------------------------
                                                                    2004               2003
                                                               ----------------  -----------------
                                                                     (dollars in thousands)
11.5% Secured Notes due 2007 ("new notes").................      $    143,154       $   137,258
Senior Secured Credit Agreement............................            49,233            47,391
                                                               ----------------  -----------------
                                                                      192,387           184,649
Less current maturities ...................................                 -                 -
                                                               ----------------  -----------------
                                                                  $    192,387      $   184,649
                                                               ================  =================

For financial reporting purposes, the new notes are reflected at the carrying value of our 11 1/2% Senior Notes due 2004 of $191.0 million, net of the cash offered in the exchange of $47.5 million and net of the fair market value related to equity of $3.8 million offered in January 2003. The face amount of the new notes was $128.0 million at June 30, 2004 including $18.3 million in new notes issued for interest.

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

     First Revolving Credit Facility. Lenders under the amended senior credit agreement have provided a revolving credit facility to Abraxas with a maximum borrowing base of up to $20.0 million. Our current borrowing base under this revolving credit facility is the full $20.0 million, subject to adjustments based on periodic calculations. We have borrowed $6.6 million under this revolving credit facility, which was used to refinance principal and interest on advances under our preexisting revolving credit facility under the senior credit agreement, and to pay certain fees and expenses relating to the transaction. Outstanding amounts under this revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 1.125%. The balance of this revolving credit facility was $4.2 million as of June 30, 2004.

     Second Revolving Credit Facility. Lenders under the amended senior credit agreement have provided a second revolving credit facility to Abraxas, with a maximum borrowing of up to $30.0 million. This revolving credit facility is not subject to a borrowing base. We have borrowed $30.0 million under this revolving credit facility, which was used to refinance principal and interest on advances under our preexisting revolving credit facility, and to pay certain transaction fees and expenses. As of June 30, 2004 the outstanding balance of this facility was $30.0 million. Outstanding amounts under this revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 3.00%.

     Non-Revolving Credit Facility. Abraxas has borrowed $15.0 million pursuant to a non-revolving credit facility, which was used to repay the preexisting term loan under our senior credit agreement, to refinance principal and interest on advances under the preexisting revolving credit facility, and to pay certain transaction fees and expenses. This non-revolving credit facility is not subject to a borrowing base. As of June 30, 2004 the outstanding balance of this facility was $15.0 million. Outstanding amounts under this credit facility bear interest at the prime rate announced by Wells Fargo Bank, N.A. plus 8.00%.

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

     Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $76.1 million as of December 31, 2003 and June 30, 2004.



Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil, natural gas and natural gas liquids. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the six months ended June 30, 2004 , a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income by approximately $2.3 million for the period.

Hedging Sensitivity

     On  January 1,  2001,  we adopted  SFAS 133 as amended by SFAS 137 and SFAS
138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. None of the derivatives in place as of June 30, 2004 are designated as hedges, accordingly, the change in the market value of the instrument is reflected in current oil and gas revenue.

     Under the terms of the amended senior credit agreement, we are required to maintain hedging positions with respect to not less than 40% nor more than 75% of our crude oil and natural gas production for a rolling six month period.

     See "General - Commodity Prices and Hedging Activities" for a summary of our current hedge positions.

Interest rate risk

     As a result of the financial restructuring that occurred in January 2003, and the amendment to the senior credit agreement in February 2004, the debt under the senior credit agreement bears interest at the bank prime plus various points. As of June 30, 2004 we had $49.2 million in outstanding indebtedness under the new agreement. For every percentage point that the prime rate rises, our interest expense would increase by approximately $492,000 on an annual basis. Our new notes accrue interest at fixed rates. A change in interest rates impacts the net market value of the Company's fixed rate debt, but has no impact on interest incurred or cash flows.


Foreign Currency

     Our Canadian operations are measured in the local currency of Canada. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre-tax income of $1.0 million for the six months ended June 30, 2004. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net income by approximately $50,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

Item 4.  Controls  and Procedures.

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were adequate and designed to ensure that material information relating to Abraxas and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities. There were no changes in our internal controls that could materially affect, or are reasonably likely to materially affect our financial reporting during the second quarter of 2004. .

                          ABRAXAS PETROLEUM CORPORATION

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.

     There have been no changes in legal proceedings from that described in the Company's Annual Report of Form 10-K for the year ended December 31, 2003, and in Note 6 in the Notes to Condensed Consolidated Financial Statements contained in Part I of this report on Form 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.

           At the Annual Meeting of Shareholders held on May 21, 2004 the following proposals were adopted by the margins indicated:

           1.Election of one director for term of two years, to hold office until the expiration of his term in 2006 or until a successor shall have been elected & qualified.

                                                Number of Shares
                                              For           Against
                                           -------------------------
                      James C. Phelps      31,090,522       390,474

             Election of three directors for term of three years, to hold office until the expiration of his term in 2007 or until a successor shall have been elected & qualified.

     Number of Shares
                                              For           Against
                                           -------------------------
                      Robert L.G. Watson   31,090,518      390,474
                      Harold D. Carter     31,090,522      390,470
                      Barry J. Galt        31,089,862      391,130



           2.Approval of the appointment of BDO Seidman, LLP as the Company's auditors.

                                             Number of Shares
                                      For         Against       Abstain
                                     -------------------------------------
                                     31,045,953    149,161      285,878


Item 5.    Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits

           Exhibit 31.1 Certification  - Robert L.G. Watson, CEO
           Exhibit 31.2 Certification - Chris E. Williford, CFO
           Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 -
                        Robert L.G. Watson, CEO
           Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 -
                        Chris E. Williford, CFO

           (b) Reports on Form 8-K:

           1. Current Report on Form 8-K filed on May 13, 2004 Financial Statements and Exhibits, including press release announcing first quarter financial results and operations update.
           2. Current Report on Form 8-K filed on May 18, 2004, Regulation FD disclosure of slide presentation presented at the Bear Stearns 13th Annual Global Credit Conference.
           3. Current Report on Form 8-K filed on June 3, 2004, Regulation FD, announcing Consent Solicitation.
           4. Current Report on Form 8-K filed on June 15, 2004, Regulation FD, announcing extension of consent solicitation.
           5. Current Report on Form 8-K filed on June 16, 2004, Regulation FD, announcing extension of consent solicitation.
           6. Current Report on Form 8-K filed on June 17, 2004, Regulation FD, announcing extension of consent solicitation.
           7. Current Report on Form 8-K filed on June 18, 2004, Regulation FD, announcing extension of consent solicitation.
           8. Current Report on Form 8-K filed on June 21, 2004, Regulation FD, announcing extension of consent solicitation.
           9. Current Report on Form 8-K filed on June 22, 2004, Regulation FD, announcing extension of consent solicitation.
           10.Current Report on Form 8-K filed on June 23, 2004,  Regulation FD, announcing extension of consent solicitation.
           11.Current Report on Form 8-K filed on June 29, 2004,  Regulation FD, announcing extension of consent solicitation.
           12.Current Report on Form 8-K filed on July 7, 2004, Regulation FD, announcing expiration of consent solicitation.7

                          ABRAXAS PETROLEUM CORPORATION

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




    Date: August 13, 2004                  By:/s/  Robert L.G. Watson
         ----------------                     -------------------------------
                                              ROBERT L.G. WATSON,
                                              President and Chief
                                              Executive Officer


    Date: August 13, 2004                  By:/s/  Chris Williford
                                              -------------------------------
                                              CHRIS WILLIFORD,
                                              Executive Vice President and
                                              Principal Accounting Officer