Form 10-Q
period 2004-09-30
ABRAXAS PETROLEUM CORP
filed 2004-11-12
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No __

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined   in   Rule   12b-2   of   the    Exchange    Act.)   Yes   ___   No   X

     The number of shares of the issuer's common stock outstanding as of November 10, 2004 was:

         Class                                    Shares Outstanding
         -----                                    ------------------
Common Stock, $.01 Par Value                          36,411,901




                                     1 of 42

Forward-Looking Information

     We make forward-looking statements throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe", "expect" or "anticipate" will occur or what we "intend" to do, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. The forward-looking information contained in this document is generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management's reasonable estimates of future results or trends. The factors that may affect our expectations regarding our operations include, among others, the following:

         o  our high debt level;

         o  our success in development, exploitation and exploration activities;

         o  our ability to make planned capital expenditures;

         o  declines in our production of crude oil and natural gas;

         o  prices for crude oil and natural gas;

         o  our   ability  to  raise   equity   capital   or  incur   additional
            indebtedness;

         o  economic and business conditions;

         o political and economic conditions in oil producing countries, especially those in the Middle East;

         o  price and availability of alternative fuels;

         o  our restrictive debt covenants;

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

                          ABRAXAS PETROLEUM CORPORATION
                                   FORM 10 - Q
                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1 -  Financial Statements
            Condensed Consolidated Balance Sheets--
                 September 30, 2004 (unaudited)and December 31, 2003...........4
            Condensed Consolidated Statements of Operations -
                 Three and Nine Months Ended September 30, 2004 and
                 2003 (unaudited)..............................................6
            Condensed Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 2004 and 2003 (unaudited).....7
            Notes to Condensed Consolidated Financial Statements (unaudited)...8

ITEM 2 -  Managements Discussion and Analysis of Financial Condition and
                   Results of Operations......................................21

ITEM 3 -  Quantitative and Qualitative Disclosure about Market Risks..........38

ITEM 4 -  Controls and Procedures.............................................39

                             PART II
                        OTHER INFORMATION

ITEM 1 -  Legal proceedings...................................................40
ITEM 2 -  Unregistered Sales of Equity Securities and Use of Proceeds.........40
ITEM 3 -  Defaults Upon Senior Securities.....................................40
ITEM 4 -  Submission of Matters to a Vote of Security Holders.................40
ITEM 5 -  Other Information...................................................40
ITEM 6 -  Exhibits  ..........................................................41
              Signatures......................................................42

                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets

                                                              September 30,
                                                                  2004              December 31,
                                                               (Unaudited)              2003
                                                             ----------------     ----------------
                                                                         (in thousands)
Assets:
Current assets:
   Cash............................................       $           3,601  $              493
   Accounts receivable, less allowances for
     doubtful accounts:
       Joint owners................................                     463               1,360
       Oil and gas production......................                   3,951               5,873
       Other.......................................                     390               1,090
                                                             ---------------      ----------------
                                                                      4,804               8,323

   Equipment inventory                                                  694                 782
   Other current assets............................                     588                 572
                                                             ---------------      ----------------
      Total current assets.........................                   9,687              10,170

Property and equipment:
   Oil and gas properties, full cost method of accounting:
     Proved........................................                 340,793             325,222
     Unproved, not subject to amortization.........                   2,715               4,304
   Other property and equipment....................                   3,024               4,540
                                                             ---------------      ----------------
        Total......................................                 346,532             334,066
     Less accumulated depreciation, depletion, and
     amortization..................................                 232,299             222,503
                                                             ---------------      ----------------
     Total property and equipment--net.............                 114,233             111,563

Deferred financing fees, net.......................                   4,853               4,410

Other assets.......................................                     294                 294
                                                             ---------------      ----------------
     Total assets..................................       $         129,067  $          126,437
                                                             ===============      ================

         See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)

                                                                      September 30,         December 31,
                                                                           2004
                                                                       (unaudited)              2003
                                                                     -----------------    -----------------
                                                                                (in thousands)
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable...........................................       $          3,557     $           6,756
Oil and gas production payable.............................                  2,263                 2,290
Accrued interest...........................................                  5,492                 2,340
Other accrued expenses.....................................                  1,862                 1,228
                                                                     -----------------    -----------------
     Total current liabilities.............................                 13,174                12,614

Long-term debt.............................................                190,516               184,649

Future site restoration....................................                  1,764                 1,377
                                                                     -----------------    -----------------
     Total liabilities.....................................                205,454               198,640
                                                                     -----------------    -----------------

Stockholders' equity (deficit):
   Common Stock, par value $.01 per share-
   Authorized 200,000,000 shares; issued, 36,378,816 and
     36,024,308 at September 30, 2004 and December 31,
     2003 respectively.....................................                    364                   360
   Additional paid-in capital..............................                143,076               141,835
   Accumulated deficit.....................................               (220,527)             (213,701)
   Receivables from stock sales............................                      -                   (97)
   Treasury stock, at cost, 105,989 and 165,883 shares at
     September 30, 2004 and December 31, 2003 respectively.
                                                                              (549)                 (964)
   Accumulated other comprehensive loss....................                  1,249                   364
                                                                     -----------------    -----------------
     Total stockholders' deficit...........................                (76,387)              (72,203)
                                                                     -----------------    -----------------
Total liabilities and stockholders' equity (deficit).......       $        129,067     $         126,437
                                                                     =================    =================

         See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                        ------------------------------ -------------------------------
                                                             2004            2003           2004            2003
                                                        ---------------  ------------- ---------------- --------------
                                                                    (in thousands, except per share data)
Revenue:
   Oil and gas production revenues.............     $        11,478   $      8,244   $     34,249     $     29,277
   Gas processing revenues.....................                   -              -              -              132
   Rig revenues................................                 214            156            518              495
   Other.......................................                  91             30            218               67
                                                        --------------- -------------- ---------------- --------------
                                                             11,783          8,430         34,985           29,971
Operating costs and expenses:
   Lease operating and production taxes........               2,646          2,372          9,318            7,164
   Depreciation, depletion, and amortization...               3,141          2,418          9,398            7,861
   Rig operations..............................                 174            129            442              443
   General and administrative..................               1,245          1,143          4,813            3,769
   Stock-based compensation....................               1,375           (326)         1,122              467
                                                        --------------- -------------- ---------------- --------------
                                                              8,581          5,736         25,093           19,704
                                                        --------------- -------------- ---------------- --------------
Operating income ..............................               3,202          2,694          9,892           10,267

Other (income) expense:
   Interest income.............................                  (4)            (5)           (12)             (22)
   Interest expense............................               4,313          3,911         13,700           12,921
   Amortization of deferred financing fees.....                 468            433          1,380            1,244
   Financing cost..............................                  68            581          1,641            4,182
   Gain on sale of foreign subsidiaries........                   -           (298)             -          (67,258)
   Other expense...............................                   -            774             11              774
                                                        --------------- -------------- ---------------- --------------
                                                              4,845          5,396         16,720          (48,159)
                                                        --------------- -------------- ---------------- --------------
Earnings (loss) before cumulative effect of                  (1,643)        (2,702)        (6,828)          58,426
   accounting change and taxes.................

Cumulative effect of accounting change.........                   -              -              -             (395)
Income tax expense ............................                   -              -              -             (377)
                                                        --------------- -------------- ---------------- --------------
Net earnings (loss)............................     $        (1,643)   $     (2,702)  $     (6,828)    $     57,654
                                                        =============== ============== ================ ==============

Basic earnings (loss) per common share:
   Net earnings (loss).........................               (0.05)          (0.08)         (0.19)            1.64
   Cumulative effect of accounting change......                -                 -              -             (0.01)
                                                        --------------- -------------- ---------------- --------------
Net earnings (loss) per common share--basic.....     $        (0.05)   $      (0.08)   $     (0.19)    $       1.63
                                                        =============== ============== ================ ==============

Diluted earnings (loss) per common share:
   Net earnings (loss).........................               (0.05)          (0.08)         (0.19)            1.61
   Cumulative effect of accounting change......                -                 -               -            (0.01)
                                                        --------------- -------------- ---------------- --------------
Net earnings (loss) per common share--diluted...     $         (0.05)  $      (0.08)   $     (0.19)   $        1.60
                                                        =============== ============== ================ ==============

         See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                     ----------------------------------
                                                                        2004                 2003
                                                                     -------------       --------------
                                                                              (in thousands)
Operating Activities
Net income (loss).........................................       $        (6,828)     $      57,654
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
Depreciation, depletion, and amortization.................                 9,398              7,861
Deferred income tax (benefit) expense.....................                     -                377
Accretion of future site restoration......................                   387                  -
Amortization of deferred financing fees...................                 1,380              1,244
Non-cash interest and financing cost......................                 9,114              7,989
Stock-based compensation..................................                 1,122                467
Gain on sale of foreign subsidiaries......................                     -            (67,258)
Changes in operating assets and liabilities:
     Accounts receivable..................................                 3,499                954
     Equipment inventory..................................                    88                130
     Other................................................                  (150)               681
     Accounts payable and accrued expenses................                (2,704)              (512)
                                                                     --------------      --------------
Net cash provided by operating activities.................                15,306              9,587
                                                                     --------------      --------------

Investing Activities
Capital expenditures, including purchases and development
   of properties..........................................               (10,985)           (16,327)
Proceeds from sale of foreign subsidiaries................                   -               86,851
                                                                     --------------      --------------
Net cash provided by (used in) investing activities.......               (10,985)            70,524
                                                                     --------------      --------------

Financing Activities
Proceeds from long-term borrowings........................                 6,500             52,688
Payments on long-term borrowings..........................                (6,600)          (133,344)
Proceeds from stock sale receivable.......................                    98                  -
Issuance of stock for compensation........................                   328
Deferred financing fees...................................                (1,823)            (2,458)
Exercise of stock options.................................                   209                 48
Other.....................................................                     -                 92
                                                                     --------------      --------------
Net cash used in financing activities.....................                (1,288)           (82,974)
                                                                     --------------      --------------
Effect of exchange rate changes on cash...................                    75                409
                                                                     --------------      --------------
(Decrease) increase in cash...............................                 3,108             (2,454)

Cash, at beginning of period..............................                   493              4,882
                                                                     --------------      --------------

Cash, at end of period....................................        $        3,601      $       2,428
                                                                     ==============      ==============

Supplemental disclosures of cash flow information:
Cash interest paid........................................        $        3,714      $       3,298
                                                                     ==============      ==============

Non-cash items:
Future site restoration...................................        $          244      $      (3,065)
                                                                     ==============      ==============

         See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands, except per share data)

Note 1.  Basis of Presentation

        Theaccounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2003. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full year.

        The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Grey Wolf Exploration Inc. ("Grey Wolf"). In January 2003, the Company sold all of the common stock of its wholly-owned foreign subsidiaries, Canadian Abraxas Petroleum Limited ("Canadian Abraxas") and Grey Wolf Exploration Inc. ("Old Grey Wolf"). Certain oil and gas properties were retained and transferred into New Grey Wolf which was incorporated in January 2003. The operations of Canadian Abraxas and Old Grey Wolf are included in the consolidated financial statements through January 23, 2003. This restructuring is sometimes referred to herein as the January 2003 financial restructuring.

        Grey Wolf's assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity.

Stock-based Compensation:

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ,and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In January 2003, the Company amended the exercise price to $0.66 on certain options with an existing exercise price greater than $0.66. The Company recognized expense of approximately $326,000 and a credit of approximately $467,000 during the quarter and nine months ended September 30, 2003, respectively, as stock-based compensation expense in the accompanying consolidated financial statements. For the quarter and nine months ended September 30, 2004 the Company recognized Stock-based compensation expense of approximately $1.4 million and $1.1 million, respectively, due to an increase in the price of its common stock during the period.

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to

December 31, 1995 under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter and nine months ended September 30, 2004 and 2003, risk-free interest rates of 1.5%; dividend yields of -0-%; volatility factor of the expected market price of the Company's common stock of 0.35; and a weighted-average expected life of the option of ten years.

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

        Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three and nine months ended September 30, 2004 and 2003 would have been:

                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                              ------------------------      ----------------------------
                                                2004           2003           2004              2003
                                              ---------      ---------      ----------       -----------
Net income (loss) as reported              $    (1,643)   $   (2,702)    $    (6,828)     $     57,654
Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects            1,375          (326)          1,122               467
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all
   awards, net of related tax effects              (30)          (68)           (101)            (206)
                                              ---------      ---------      ----------       -----------
Pro forma net income (loss)                $      (298)   $   (3,096)    $    (5,807)     $     57,915
                                              =========      =========      ==========       ===========

Earnings (loss) per share:
   Basic--as reported                      $     (0.05)   $    (0.08)    $     (0.19)     $       1.64
                                              =========      =========      ==========       ===========
   Basic--pro forma                        $     (0.01)   $    (0.09)    $     (0.16)     $       1.65
                                              =========      =========      ==========       ===========
   Diluted--as reported                    $     (0.05)   $    (0.08)    $     (0.19)     $       1.61
                                              =========      =========      ==========       ===========
   Diluted--pro forma                      $     (0.01)   $    (0.09)    $     (0.16)     $       1.62
                                              =========      =========      ==========       ===========

         Certain prior year balances have been reclassified for comparative purposes.

Note 2.  Income Taxes

        The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax base of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        For the period ended September 30, 2004, there is no current or deferred income tax expense or benefit due to losses or loss carryforwards and valuation allowance which has been recorded against such benefits.

Note 3.  Recent Events

        On October 21, 2004, the Company, its subsidiaries Eastside Coal Company, Inc., Sandia Oil & Gas Corporation, Sandia Operating Corp., Wamsutter Holdings, Inc. and Western Associated Energy Corporation (collectively, the "Subsidiary Guarantors") and Guggenheim Capital Markets, LLC (the "Initial Purchaser"), entered into a Purchase Agreement to issue and sell in a private placement, for resale under Rule 144A, Rule 501(a) and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), $125 million aggregate principal amount of floating rate senior secured notes due 2009 of the Company (the "New Notes"). Consummation of the transactions contemplated under the Purchase Agreement occurred on October 28, 2004.

        The New Notes. The New Notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004 at a per annum floating rate of 6-month LIBOR plus 7.50%. The initial interest rate on the New Notes is 9.72% per annum. The interest will be reset semi-annually on each June 1 and December 1, commencing on June 1, 2005. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2005.

        The New Notes rank equally among themselves and with all of the Company's unsubordinated and unsecured indebtedness, including the New Credit Facility (as defined below) and senior in right of payment to the Company's existing and future subordinated indebtedness, including the Bridge Loan (as defined below).

        Each of the Subsidiary Guarantors has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest (including any additional interest) on, the New Notes on a senior secured basis. In addition, any other subsidiary or affiliate of the Company, including the Company's wholly-owned Canadian subsidiary, Grey Wolf Exploration Inc., that in the future guarantees any other indebtedness with the Company, or its restricted subsidiaries, will also be required to guarantee the New Notes. Except under limited circumstances, the New Notes are not guaranteed by Grey Wolf, and are structurally subordinated in right to payment to all of its obligations, including Grey Wolf's new $35 million senior secured term loan and trade payables and other debt of Grey Wolf.

        The New Notes and the Subsidiary Guarantors' guarantees thereof, together with the New Credit Facility and the Subsidiary Guarantors' guarantees thereof, are secured by shared first priority perfected security interests, subject to certain permitted encumbrances, in all of the Company's and each of its restricted subsidiaries' material property and assets, including substantially all of their natural gas and crude oil properties and all of the capital stock (or in the case of an unrestricted subsidiary that is a controlled foreign corporation, up to 65% of the outstanding capital stock) of any entity, other than Grey Wolf, owned by the Company and its restricted subsidiaries (collectively, the "Collateral"). The New Notes are not secured by any of the property or assets of Grey Wolf (unless it becomes a restricted subsidiary). The shares of capital stock of Grey Wolf owned by the Company do not constitute a part of the Collateral.

        After April 28, 2007, the Company may redeem all or a portion of the New Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to the date of redemption. Prior to that date, the Company may redeem up to 35% of the aggregate original principal amount of the New Notes using the net proceeds of one or more equity offerings, in each case at the redemption price equal to the product of (i) the principal amount of the New Notes being so redeemed and (ii) a redemption price factor of 1.00 plus the per annum interest rate on the New Notes (expressed as a decimal) on the applicable redemption date plus accrued and unpaid interest to the applicable redemption date, provided certain conditions are also met.

        If the Company experiences specific kinds of change of control events, each holder of New Notes may require the Company to repurchase all or any portion of such holder's New Notes at a purchase price equal to 101% of the principal amount of the New Notes, plus accrued and unpaid interest to the date of repurchase.

        The Indenture governing the New Notes contains covenants that, among other things, limit the Company's ability to:

            o incur or guarantee additional indebtedness and issue certain types of preferred stock or redeemable stock;

            o  transfer or sell assets;

            o  create liens on assets;

            o pay dividends or make other distributions on capital stock or make other restricted payments, including repurchasing, redeeming or retiring capital stock or subordinated debt or making certain investments or acquisitions;

            o  engage in transactions with affiliates;

            o  guarantee other indebtedness;

            o permit restrictions on the ability of its subsidiaries to distribute or lend money to the Company;

            o cause a restricted subsidiary to issue or sell its capital stock; and

            o  consolidate,  merge or transfer all or  substantially  all of the
               consolidated   assets   of  the   Company   and  its   restricted
               subsidiaries.

         The Indenture also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, including the New Credit Facility (as defined below) and Bridge Loan (as defined below), bankruptcy, and material judgments and liabilities.

         New  Credit  Facility.  On  October  28,  2004,  the  Company  and  the
Subsidiary Guarantors entered into a new senior secured revolving credit facility with Wells Fargo Foothill, Inc., as arranger and administrative agent and the lenders signatory thereto (the "New Credit Facility").

         The New Credit Facility has a maximum commitment of $15 million, which includes an available $2.5 million subfacility for letters of credit. Availability under the New Credit Facility is subject to a borrowing base consistent with normal and customary natural gas and crude oil lending transactions. Outstanding amounts under the New Credit Facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.00%. Subject to earlier termination rights and events of default, the New Credit Facility's stated maturity date is October 28, 2008. The Company is permitted to terminate the New Credit Facility, and under certain circumstances, may be required, from time to time, to permanently reduce the lenders' aggregate commitment under the New Credit Facility. Such termination and each such reduction is subject to a premium equal to the percentage listed below multiplied by the lenders' aggregate commitment under the New Credit Facility, or, in the case of a partial reduction, the amount of such reduction.

                                     Year           % Premium
                                 ------------      -------------------
                                       1                  1.5
                                       2                  1.0
                                       3                  0.5
                                       4                  0.0

         Each of the Subsidiary Guarantors has guaranteed, and each of the Company's future restricted subsidiaries will guarantee, the Company's obligations under the New Credit Facility on a senior secured basis. In addition, any other subsidiary or affiliate of the Company, including Grey Wolf, that in the future guarantees any other indebtedness of the Company or of its restricted subsidiaries will be required to guarantee the Company's obligations under the New Credit Facility. Obligations under the New Credit Facility are secured, together with the New Notes, by a shared first priority perfected security interest, subject to certain permitted encumbrances, in all of the Company's and each of its restricted subsidiaries' material property and assets, including the Collateral.

         Under the New Credit Facility, the Company is subject to customary covenants, including certain financial covenants and reporting requirements. The New Credit Facility requires the Company to maintain a minimum net cash interest coverage ratio and also requires the Company to enter into hedging agreements of not less than 25% or more than 75% of the Company's projected natural gas and crude oil production.

         In addition to the foregoing and other customary covenants, the New Credit Facility contains a number of covenants that, among other things, restrict the Company's ability to:

            o incur or guarantee additional indebtedness and issue certain types of preferred stock or redeemable stock;

            o  transfer or sell assets;

            o  create liens on assets;

            o pay dividends or make other distributions on capital stock or make other restricted payments, including repurchasing, redeeming or retiring capital stock or subordinated debt or making certain investments or acquisitions;

            o  engage in transactions with affiliates;

            o  guarantee other indebtedness;

            o make any change in the principal nature of its business; o prepay, redeem, purchase or otherwise acquire any of its or its restricted subsidiaries' indebtedness;

            o  permit a change of control;

            o  directly or indirectly make or acquire any investment;

            o cause a restricted subsidiary to issue or sell its capital stock; and

            o  consolidate,  merge or transfer all or  substantially  all of the
               consolidated   assets   of  the   Company   and  its   restricted
               subsidiaries.

         The New Credit Facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities, and is subject to an Intercreditor, Security and Collateral Agency Agreement (the "Intercreditor Agreement") which specifies the rights of the parties thereto to proceeds from the Collateral.

         Bridge Loan. On October 28, 2004, the Company borrowed $25 million under a $25 million second lien increasing rate bridge loan with Guggenheim Corporate Funding, LLC, as arranger and administrative agent and the lenders signatory thereto (the "Bridge Loan"). Interest on the Bridge Loan currently accrues at a rate of 12% per annum until October 28, 2005, and is payable monthly in cash. Interest on the Bridge Loan will thereafter accrue at a rate of 15% per annum, and will be payable in-kind. Subject to earlier termination rights and events of default, the Bridge Loan's stated maturity date is October 28, 2010. The Company's obligations under the Bridge Loan are guaranteed by the Subsidiary Guarantors and each of the Company's future restricted subsidiaries. Obligations under the Bridge Loan are secured by a second priority perfected security interest, subject to certain permitted encumbrances, and all of the Company's and each of its restricted subsidiaries' material property assets, including the Collateral.

         The Bridge Loan is also secured by a first priority perfected security interest in all of the stock of Grey Wolf owned by the Company and its restricted subsidiaries. The Bridge Loan provides for the release of such security interest in connection with a sale of such stock by the Company as permitted by the terms of the Bridge Loan, but not a distribution thereof to the Company's shareholders. Except under limited circumstances, the Bridge Loan is not directly secured by any of the property or assets of Grey Wolf (unless it becomes a restricted subsidiary).

         Any prepayment of principal on the Bridge Loan will be repaid with an additional amount equal to the principal amount being so paid multiplied by a repayment factor. The repayment factor is currently equal to 1.025 and, following July 28, 2005, will increase monthly by 0.03.

         If the Bridge Loan is not fully repaid by January 28, 2006, so long as an event of default does not exist thereunder or under the New Credit Facility or the New Notes, the Bridge Loan lenders will have the right to require the Company and its restricted subsidiaries to consummate one or more asset sales. Each such asset sold will be required to be at a fair market value and to generate at least 80% of the proceeds in cash or cash equivalence. Net cash proceeds from each such asset sale (other than with respect to any stock of Grey Wolf, which will be exclusively applied to repay the Bridge Loan) will be applied by the Company and its restricted subsidiaries in the following order, to the extent available to:

         first, pay any interest then due and payable under the New Credit Facility;

         second, pay any interest then due and payable on the New Notes;

         third, pay any accrued and unpaid interest on the New Credit Facility that was not paid under clause "first" of this paragraph;

         fourth, to pay any outstanding principal of the New Credit Facility;

         fifth, if the remaining aggregate amount of such net cash proceeds, together with any net cash proceeds in the Bridge Loan asset sale proceeds account from a previous asset sale consummated in accordance with the provisions described in the Indenture exceeds $5.0 million, the entire amount in the Bridge Loan asset sale proceeds account is to be used to make a net proceeds offer to purchase New Notes from all holders of the New Notes as if such net cash proceeds remaining after any payment made pursuant to clause "first," "second," "third" or "fourth" above, and any other net cash proceeds in the Bridge Loan asset sale proceeds account, are excess proceeds; and

         sixth, after the payment of all amounts required by a net proceeds offer made in accordance with clause "fifth" above to repay all amounts outstanding under the Bridge Loan.

         Under the Bridge Loan, the Company is subject to substantially the same covenants and reporting requirements, and substantially the same events of default, as are set forth in the New Credit Facility.

         Intercreditor Agreement. The holders of the New Notes, together with the lenders under the Company's New Credit Facility and Bridge Loan, are subject to the Intercreditor Agreement. The Intercreditor Agreement, among other things,
(i) creates security interests in the Collateral in favor of a collateral agent for the benefit of the holders of the New Notes, the New Credit Facility lenders and the Bridge Loan lenders and (ii) governs the priority of payments among such parties upon notice of an event of default under the Indenture, the New Credit Facility or the Bridge Loan.

         So long as no such event of default exists, the collateral agent will not collect payments under the New Credit Facility documents, the indenture governing the New Notes (the "Indenture") and other New Note documents or the Bridge Loan documents (collectively, the "Secured Documents"), and all payments will be made directly to the respective creditor under the applicable Secured Document. Upon notice of such an event of default and for so long as an event of default exists, payments to each New Credit Facility lender, holder of the New Notes and Bridge Loan lender from the Company and the Subsidiary Guarantors, and proceeds from any disposition of any collateral, will, subject to limited exceptions, be collected by the collateral agent for deposit into a collateral account and then distributed as provided in the following paragraph, provided, that, any payment made with proceeds from the sale or other disposition of Grey Wolf stock will be applied exclusively to pay amounts with respect to the Bridge Loan, and no such proceeds will be deposited into the collateral account or will be subject to the payment priority described in the following paragraph.

         Upon notice of any such event of default and so long as an event of default exists, funds in the collateral account will be distributed by the collateral agent generally in the following order of priority:

         first, to reimburse the collateral agent for expenses incurred in protecting and realizing upon the value of the Collateral;

         second, to reimburse the New Credit Facility administrative agent, the trustee and the Bridge Loan administrative agent, on a pro rata basis, for expenses incurred in protecting and realizing upon the value of the Collateral while any of these parties was acting on behalf of the Control Party (as defined below);

         third, to reimburse the New Credit Facility administrative agent, the trustee and the Bridge Loan administrative agent, on a pro rata basis, for expenses incurred in protecting and realizing upon the value of the Collateral while any of these parties was not acting on behalf of the Control Party;

         fourth, to pay all accrued and unpaid interest (and then any unpaid commitment fees) under the New Credit Facility;

         fifth, if, the collateral coverage value of three times the outstanding obligations under the New Credit Facility would be met after giving effect to any payment under this clause "fifth," to pay all accrued and unpaid interest on the New Notes;

         sixth, to pay all outstanding principal of (and then any other unpaid amounts, including, without limitation, any fees, expenses, premiums and reimbursement obligations) the New Credit Facility;

         seventh, to pay all accrued and unpaid interest on the New Notes (if not paid under clause "fifth");

         eighth, to pay all outstanding principal of (and then any other unpaid amounts, including, without limitation, any premium with respect to) the New Notes;

         ninth, to pay the Bridge Loan lenders all accrued and unpaid interest under the Bridge Loan;

         tenth, to pay all outstanding principal of (and then any other unpaid amounts, including, without limitation, any premium with respect to) the Bridge Loan; and

         eleventh,  to pay each New Credit  Facility  lender,  holder of the New
                    Notes, Bridge Loan lender and other secured party, on a pro rata basis, all other amounts outstanding under the New Credit Facility, the New Notes and the Bridge Loan.

         To the extent there exists any excess monies or property in the collateral account after all obligations of the Company and the Subsidiary
Guarantors under the New Credit Facility, the Indenture and the New Notes and the Bridge Loan are paid in full, the collateral agent will be required to return such excess to the Company.

         The collateral agent will act in accordance with the Intercreditor Agreement and as directed by the "Control Party". Prior to the occurrence of any such event of default, the "Control Party" will be the holders of the New Notes and the New Credit Facility lenders, acting as a single class, by vote of the holders of a majority of the aggregate principal amount of outstanding obligations under the New Notes and the New Credit Facility. Upon notice of any such event of default, the Bridge Loan lenders will be the Control Party for 240 days following such notice. If a stay under the Bankruptcy Code occurs during such 240-day period, that period will be extended by the number of days during which that stay was effective. If the New Credit Facility lenders and holders of the New Notes have not been paid in full by the end of such specified period, they will become the Control Party, acting as a single class, by vote of the holders of a majority of the aggregate principal amount of outstanding obligations under the New Notes and the New Credit Facility.

         The Intercreditor Agreement provides that the lien on the assets constituting part of the Collateral that is sold or otherwise disposed of in accordance with the terms of each Secured Document may be released if (i) no default or event of default exists under any of the Secured Documents, (ii) the Company has delivered an officers' certificate to each of the collateral agent, the trustee, the New Credit Facility administrative agent and the Bridge Loan administrative agent, certifying that the proposed sale or other disposition of assets is either permitted or required by, and is in accordance with the provisions of, the applicable Secured Documents and (iii) the collateral agent has acknowledged such certificate.

         The Intercreditor Agreement provides for the termination of security interests on the date that all obligations under the Secured Documents are paid in full.

         Grey Wolf Loan. On October 28, 2004, Grey Wolf entered into an agreement with Guggenheim Corporate Funding, LLC for a $35 million senior secured term loan. Interest on the Grey Wolf term loan currently accrues at the prime rate announced by the administrative agent plus 6.25% and will increase by 0.75% at the end of each six-month period during which the Grey Wolf term loan is outstanding. Such interest is payable quarterly in cash with the first interest payment to be made on January 1, 2005. If the Grey Wolf term loan is still outstanding at the end of the first year, an amortization schedule will require Grey Wolf to repay at least 5% of the initial principal amount of the loan at the end of each of the first three years and 10% of the initial principal amount of the loan at the end of the fourth year, with the balance of the loan due at maturity. Subject to early termination rights and events of default, the Grey Wolf term loan will mature on October 29, 2009.

         Grey Wolf's obligations under its term loan will be guaranteed by each of Grey Wolf's future subsidiaries. Obligations under the Grey Wolf term loan are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of Grey Wolf's and each of its subsidiaries' material property and assets, including substantially all of their natural gas and crude oil properties and all the capital stock in any entity owned by Grey Wolf and its subsidiaries.

         The Grey Wolf term loan is pre-payable, in whole or in part, on not less than 10 days' written notice, at Grey Wolf's option at any time at a price of 100% of the principal amount of the loan being prepaid, plus accrued and unpaid interest to the date of prepayment.

         Under the Grey Wolf term loan, Grey Wolf is subject to substantially the same covenants and reporting requirements, and substantially the same events of default, as are set forth in the Bridge Loan.

Note 4.  Long-Term Debt

         In October 2004, Abraxas refinanced its long-term debt by redeeming its 11 1/2% secured notes due 2007 and terminating its previous senior credit facility with proceeds from:

            o the issuance of $125.0 million aggregate principal amount of the notes being offered hereby;

            o    the proceeds of its new $25.0 million bridge loan; and

            o the payment to Abraxas by Grey Wolf of $35.0 million from the proceeds of Grey Wolf's new $35.0 million term loan.

         This refinancing is described in Note 3, above.

         Prior to the October 2004 refinancing, long-term debt as of September 30, 2004 consisted of the following:

                                               September 30,       December 31,
                                                    2004              2003
                                            ------------------- ----------------
11 1/2% Secured  Notes due 2007.............     $   143,154      $   137,258
Senior Credit Agreement.....................          47,362           47,391
                                            ------------------- ----------------
                                                     190,516          184,649
Less current maturities.....................            -                -
                                            ------------------- ----------------
                                                 $   190,516      $   184,649
                                            =================== ================

         11 1/2% Notes due 2007. In connection with the financial restructuring completed in January 2003, Abraxas issued $109.7 million in principal amount of it's 11 1/2% Secured Notes due 2007, Series A, or 11 1/2% notes due 2007, in exchange for our 11 1/2% Senior Notes due 2004 tendered in the exchange offer. The 11 1/2% notes due 2007 were issued under an indenture with U.S. Bank, N. A. In accordance with SFAS 15, the basis of the 11 1/2% notes due 2007 at issue date exceeded the face amount of the 11 1/2% notes due 2007 by approximately $19.0 million. Were it not for the refinancing described in Note 3, such amount would have been amortized over the term of the 11 1/2% notes due 2007 as an adjustment to the yield of the 11 1/2% notes due 2007.

         The 11 1/2% notes due 2007 accrued interest from the date of issuance, at a fixed annual rate of 11 1/2, payable in cash semi-annually on each May 1 and November 1, commencing May 1, 2003, provided that, if we failed, or were not permitted pursuant to our then current senior credit agreement or the intercreditor agreement between the trustee under the indenture for the 11 1/2% notes due 2007 and the lenders under the then current senior credit agreement, to make such cash interest payments in full, we paid interest in kind by the issuance of additional 11 1/2% notes with a principal amount equal to the amount of accrued and unpaid cash interest on the 11 1/2% notes due 2007 plus an additional 1% accrued interest for the applicable period.

         On October 28, 2004, Abraxas gave notice to the trustee that it was redeeming all of the 11 1/2% notes due 2007 at a redemption price of 98.5837% plus interest accrued and unpaid to the applicable redemption date. The redemption will take place on November 27, 2004.

         Senior Credit Agreement. In connection with the January 2003 financial restructuring, Abraxas entered into a new senior credit agreement providing a term loan facility and a revolving credit facility. On February 23, 2004, the Company entered into an amendment to that agreement providing for two revolving credit facilities and a non-revolving credit facility as described below. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date for these credit facilities was February 1, 2007. As described in Note 3 above, amounts outstanding under these three credit facilities were repaid and the credit facilities were terminated as of October 28, 2004.

Note 5.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,
                                                       -------------------------------    -------------------------------
                                                            2004             2003             2004             2003
                                                        -------------    -------------    -------------    --------------
Numerator:
Net income (loss) before cumulative effect
     of accounting change                           $        (1,643)  $      (2,702)    $        (6,828)  $      58,049
Cumulative effect of accounting change (1)                        -               -                  -             (395)
                                                    $        (1,643)  $      (2,702)    $        (6,828)  $      57,654
Denominator:
Denominator for basic earnings per share -
Weighted-average shares                                  36,251,323      35,781,625          36,164,268      35,205,111

Effect of dilutive securities:
Stock options, warrants and CVR's                               -                 -                  -          653,053

Dilutive potential common shares
Denominator for diluted earnings per
      share -
adjusted weighted-average shares and assumed
Conversions                                              36,251,323      35,781,625          36,164,268      35,858,164

Basic earnings (loss) per share:
   Net income (loss before cumulative
       effect of accounting change                  $         (0.05)   $      (0.08)    $         (0.19)  $        1.64
   Cumulative effect of accounting change                         -             -                   -             (0.01)
                                                        -------------    -------------     -------------    --------------
  Net earnings (loss) per common share - basic      $         (0.05)   $      (0.08)    $         (0.19)  $        1.63
                                                        =============    =============     =============    ==============

Diluted earnings (loss) per share:                  $         (0.05)          (0.08)    $         (0.19)           1.61
    Cumulative effect of accounting change                       -               -                 -              (0.01)
                                                        -------------    -------------     -------------    --------------
  Net earnings (loss) per common share--diluted      $         (0.05)  $      (0.08)    $         (0.19)  $        1.60
                                                        =============    =============     =============    ==============

(1) The Company adopted SFAS 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. For the nine months period ended September 30, 2003 the Company recorded a charge of $395,341 for the cumulative effect of the change in accounting principle.

         For the three months ended September 30, 2003, and for the three and \nine months ended September 30, 2004 none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been losses in these periods, dilutive shares would have been 834,354 shares, 1,420,879 shares and 1,689,884 shares for the three months ended
September 30, 2003 and the three and nine months ended September 30, 2004, respectively.

Note 6.  Hedging Program and Derivatives

         On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the

Effective  Date of FASB 133" and SFAS 138  "Accounting  for  Certain  Derivative
Instruments and Certain Hedging Activities. Gains and losses on hedging instruments related to accumulated Other Comprehensive Income (Loss) and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenue in the period that the related production is delivered.

         Under the terms of our previous senior credit agreement we were required to maintain hedging agreements with respect to not less than 40% nor more than 75% of it crude oil and natural gas production for a rolling six month period. Under the terms of our new revolving credit facility we are required to maintain hedging agreements with respect to not less than 25% nor more than 75% of it crude oil and natural gas production for a rolling six month period.

         The following table sets forth the Company's current hedge position:

 Time Period                           Notional Quantities                      Price
---------------------------------------------------------------------------------------
November 2004                 7,100 MMbtu of production per day          Floor of $4.25
                              400 Bbl of crude oil production per day    Floor of $24.00
December 2004                 7,100 MMbtu of production per day          Floor of $4.50
                              400 Bbl of crude oil production per day    Floor of $25.00
January 2005                  7,100 MMbtu of production per day          Floor of $4.50
                              400 Bbl of crude oil production per day    Floor of $25.00
February 2005                 7,100 MMbtu of production per day          Floor of $4.50
                              400 Bbl of crude oil production per day    Floor of $25.00
March 2005                    7,100 MMbtu of production per day          Floor of $4.50
                              400 Bbl of crude oil production per day    Floor of $25.00
April 2005                    7,100 MMbtu of production per day          Floor of $4.50
                              400 Bbl of crude oil production per day    Floor of $25.00
May - December 2005           9,500 Mmbtu of production per day          Floor of $5.00


Note 7.  Contingencies - Litigation

         In 2001, the Company and a limited partnership, of which Wamsutter Holdings, Inc. is the general partner (the "Partnership"), were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company and the Partnership related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company and the Partnership appealed the District Court's judgment and on November 3, 2004, the U.S. Court of Appeals for the 10th Circuit affirmed the District Court's decision. The Company is currently considering whether to file further appeals or pay the judgment. The Company has established a reserve in the amount of $845,000, which represents the Company's share of the judgment. The Company continues to believe that these charges are without merit.

         Additionally, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2004, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 8.  Comprehensive Income

         Comprehensive income includes net income, losses and certain items recorded directly to Stockholder's Equity and classified as Other Comprehensive Income.

         The following table illustrates the calculation of comprehensive income
(loss) for the three and nine months ended September 30, 2004 and 2003:

                                                               Three Months Ended        Nine Months Ended September
                                                                 September 30,                       30,
                                                          ------------------------------ -----------------------------
                                                              2004          2003             2004            2003
                                                          -----------    -----------     -------------    ------------
Net income (loss)..................................       $  (1,643)     $   (2,702)     $  (6,828)       $  57,654
Other Comprehensive loss:
Change in fair market value of outstanding hedge
positions..........................................              -              34               -              (15)
  Foreign currency translation adjustment..........           2,236            (50)            885            7,763
                                                          -----------    -----------     -------------    ------------
Other comprehensive income (loss)..................       $     593      $  (2,718)      $  (5,943)       $  65,402
                                                          ===========    ===========     =============    ============

Note 9.  Business Segments

         Business segment information for the three months and nine months ended September 30, 2004 and 2003 in different geographic areas is as follows:

                                                         Three Months Ended September 30, 2004
                                             --------------------------------------------------------------
                                                    U.S.                  Canada              Total
                                             -------------------     -----------------  -------------------
Revenues................................         $   8,237              $    3,546          $   11,783
                                             ===================     ================   ===================
Operating income........................         $   4,210              $    1,365          $    5,575
                                             ===================     ================
General Corporate..................................................................             (2,373)
Interest expense and amortization of
   deferred financing fees.........................................................             (4,845)
Other income (expense)-net.........................................................                 -
                                                                                        -------------------
Loss before income taxes...........................................................         $   (1,643)
                                                                                        ===================


                                                         Three Months Ended September 30, 2003
                                             --------------------------------------------------------------
                                                    U.S.                  Canada              Total
                                             -------------------     -----------------  -------------------
Revenues................................         $   7,176              $    1,254          $    8,430
                                             ===================     ================   ===================
Operating income........................         $   2,973              $      279          $    3,252
                                             ===================     ================
General Corporate..................................................................               (558)
Interest expense and amortization of
   deferred financing fees.........................................................             (4,920)
Gain on sale of foreign subsidiaries...............................................                298
Other income (expense)-net.........................................................               (774)
                                                                                        -------------------
Loss before income taxes...........................................................       $     (2,702)
                                                                                        ===================

                                                         Nine Months Ended September 30, 2004
                                             --------------------------------------------------------------
                                                    U.S.                  Canada              Total
                                             -------------------     -----------------  -------------------
Revenues................................         $  24,701              $   10,284          $   34,985
                                             ===================     =================  ===================
Operating income........................         $  12,165              $    2,632          $   14,797
                                             ===================     =================
General Corporate                                                                               (4,905)
Interest expense, financing cost and amortization of
   deferred financing fees............................................................         (16,709)
Other income (expense)-net............................................................             (11)
                                                                                        -------------------



Income before income taxes.........................................................       $     (6,828)
                                                                                        ===================

                                                         Nine Months Ended September 30, 2003
                                              --------------------------------------------------------------
                                                    U.S.                  Canada              Total
                                             -------------------     -----------------  -------------------
Revenues................................         $  23,193              $    6,778          $   29,971
                                             ===================     =================  ===================
Operating income........................         $  11,044              $    2,810          $   13,854
                                             ===================     =================
General Corporate..................................................................             (3,587)
Interest expense, financing cost and amortization of
deferred financing fees............................................................            (18,325)
Gain on sale of foreign subsidiaries...............................................             67,258
Other income (expense)-net.........................................................               (774)
Cumulative effect of accounting change.............................................               (395)
                                                                                        -------------------
Income before income taxes.........................................................         $   58,031
                                                                                        ===================

                                                                 At September 30, 2004
                                             --------------------------------------------------------------
                                                    U.S.                  Canada              Total
                                             -------------------     -----------------  -------------------
Identifiable assets.....................         $  83,028              $   40,521          $  123,549
                                             ===================     =================
Corporate assets...................................................................              5,518
                                                                                        -------------------
Total assets.......................................................................         $  129,067
                                                                                        ===================

Note 10.  New Accounting Standards

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

         In March 2004, the FASB issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for: (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees" and generally would require instead that such transactions be accounted for using a fair value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. The Company is currently unable to determine what effect this statement will have on the Company's financial position or results of operations."

Note 11.  Accounting Change

         The Company adopted SFAS 143, "Accounting for Asset Retirement Obligations", effective January 1, 2003. For the nine months ended September 30, 2003 the Company recorded a charge of approximately $395,000 for the cumulative effect of the change in accounting principle and an additional liability of approximately $712,000. During the period ended September 30, 2004 the Company recorded an additional liability of approximately $387,000.

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

General

         We are an independent energy company primarily engaged in the development and production of natural gas and crude oil. Historically, we have grown through the acquisition and subsequent development and exploitation of producing properties, principally through the redevelopment of old fields utilizing new technologies such as modern log analysis and reservoir modeling techniques as well as 3-D seismic surveys and horizontal drilling. As a result of these activities, we believe that we have a substantial inventory of low risk development opportunities, which provide a basis for significant production and reserve increases. In addition, we intend to expand upon our exploitation and development activities with complementary low risk exploration projects in our core areas.

         We incurred net losses in three of the last five years and in the nine months ended September 30, 2004, and our financial results continue to depend upon many factors which significantly affect our results of operations, including the following:

            o the sales prices of natural gas, natural gas liquids and crude oil;

            o the level of our total sales volumes of natural gas, natural gas liquids and crude oil;

            o the availability of, and our ability to raise additional, capital resources and provide liquidity to meet cash flow needs;

            o our ability to use our cash flow from operations for capital expenditures to increase production and reserves;

            o  the  level  and   success  of   exploitation,   exploration   and
               development activity; and

            o  the level of our borrowings.

         Commodity Prices and Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the crude oil and natural gas market has remained prevalent in the last few years. In January 2001, the market price of natural gas was at its highest level in our operating history and the price of crude oil was also at a high level. However, over the course of 2001 and the beginning of the first quarter of 2002, prices again became depressed, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through 2003 and have remained strong during the first nine months of 2004.

         The table below illustrates how natural gas prices fluctuated over the eight quarters prior to and including the quarter ended September 30, 2004. The table below also contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.

                  Natural Gas Prices by Quarter (in $ per Mcf)

                                                         Quarter Ended
              ------------ ----------- ----------- ------------ ----------- ------------- ------------ -----------
               Dec. 31,     March 31,    June 30,    Sept. 30,    Dec. 31,    March 31,     June 30,     Sept 30,
                 2002        2003          2003        2003         2003        2004          2004         2004
              ------------ ----------- ----------- ------------ ----------- ------------- ------------ -----------
Index         $    3.99    $     6.61  $     5.51  $     5.10   $     4.60  $     5.69    $     5.97   $     5.85
Realized      $    3.47    $     5.13  $     5.11  $     4.50   $     4.30  $     4.83    $     5.23   $     5.46

         The NYMEX natural gas price on November 8, 2004 was $7.60 per Mcf.

         The table below illustrates how crude oil prices fluctuated over the eight quarters prior to and including the quarter ended September 30, 2004. The table below also contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.

                   Crude Oil Prices by Quarter (in $ per Bbl)

                                                          Quarter Ended
              ------------ ----------- ----------- ------------ ----------- ------------- ------------ -----------
               Dec. 31,     March 31,    June 30,    Sept. 30,    Dec. 31,    March 31,     June 30,     Sept 30,
                 2002        2003          2003        2003         2003        2004          2004         2004
              ------------ ----------- ----------- ------------ ----------- ------------- ------------ -----------
Index         $   28.29   $   33.71   $   29.87    $   30.85      $   29.64     $   34.76   $   38.48    $   42.32
Realized      $   24.83   $   33.22   $   28.53    $   29.52      $   29.73     $   34.19   $   37.09    $   42.37

         The NYMEX crude oil price on November 8, 2004 was $49.09 per Bbl.

         We seek to reduce our exposure to price volatility by hedging our production through swaps, floors, options and other commodity derivative instruments.

         Under the terms of our new revolving credit facility, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production, on an equivalent basis, for a rolling six month period. We currently have the following hedges in place:

 Time Period                           Notional Quantities                      Price
-------------------------------------------------------------------....-----------------
November 2004                 7,100 MMbtu of production per day          Floor of $4.25
                              400 Bbl of crude oil production per day    Floor of $24.00
December 2004                 7,100 MMbtu of production per day          Floor of $4.50
                              400 Bbl of crude oil production per day    Floor of $25.00
January 2005                  7,100 MMbtu of production per day          Floor of $4.50
                              400 Bbl of crude oil production per day    Floor of $25.00
February 2005                 7,100 MMbtu of production per day          Floor of $4.50
                              400 Bbl of crude oil production per day    Floor of $25.00
March 2005                    7,100 MMbtu of production per day          Floor of $4.50
                              400 Bbl of crude oil production per day    Floor of $25.00
April 2005                    7,100 MMbtu of production per day          Floor of $4.50
                              400 Bbl of crude oil production per day    Floor of $25.00
May - December 2005           9,500 Mmbtu of production per day          Floor of $5.00


         Production Volumes. Because our proved reserves will decline as crude oil, natural gas and natural gas liquids are produced, unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation, exploration and development projects. For more information on the volumes of crude oil, natural gas liquids and natural gas we produced during the three and nine months ended September 30, 2003 and 2004, please refer to the information under the caption "Results of Operations" below.

         We have budgeted $22.8 million for drilling expenditures in 2004, of which $11.0 million was spent during the first nine months of 2004. Under the terms of our previous senior credit agreement and our 11 1/2% notes due 2007, we were subject to limitations on capital expenditures. The senior credit facility was retired in October 2004, as described above in Note 3 to our condensed consolidated financial statements. Also, on October 28, 2004, Abraxas gave notice to the trustee that it was redeeming all of the 11 1/2% notes due 2007 at a redemption price of 98.5837% plus interest accrued and unpaid to the applicable redemption date. The redemption will take place on November 27, 2004. As a result, these limitations on our capital expenditures were removed. If crude oil and natural gas prices return to depressed levels or if our production levels decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected. For more information, see "Liquidity and Capital Resources" below.

         Availability of Capital. As described more fully under "Liquidity and Capital Resources" below, Abraxas' sources of capital are primarily cash from operating activities, funding under our new revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from and the sale of properties. At September 30, 2004, we had approximately $17.6 million of availability under our senior credit agreement, which as of October 28, 2004, was repaid at termination. Abraxas currently has approximately $14.6 million of availability under its new revolving credit facility. Similarly, Grey Wolf's sources of capital are cash from operating activities, funding under its term loan, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties.

         Borrowings and Interest. As a result of the financial restructuring we completed in January 2003, we reduced our indebtedness from approximately $300.4 million at December 31, 2002 to approximately $190.5 million at September 30, 2004. During the first nine months of 2004, our cash interest expense was $3.7 million. Upon consummation of the October 28, 2004 refinancing, Abraxas had total indebtedness of approximately $150 million and availability under its revolving credit facility of $15 million. Grey Wolf also had total indebtedness of $35 million. The increase in cash interest expense will require us to increase our production and cash flow from operations in order to meet our debt service requirements, as well as to fund the development of Abraxas' drilling opportunities.

         Exploitation and Development Activity. During the third quarter of 2004, we continued exploitation activities on our properties. We invested $11.0 million in capital spending on these activities during the first nine months of 2004.

Results of Operations

         The following table sets forth certain of our operating data for the periods presented.

                                                          Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                       -------------------------         ---------------------------
                                                         2004            2003              2004             2003
                                                       ---------       ---------         ----------       ----------
Operating Revenue (in thousands):
Crude Oil Sales..................................   $     2,633     $     1,664       $      7,226     $      5,490
Natural Gas Sales................................         8,343           6,446             25,709           23,026
Natural Gas Liquids Sales........................           502             134              1,314              761
Processing Revenue...............................             -               -                  -              132
Rig Operations...................................           214             156                518              495
Other............................................            91              30                218               67
                                                       ---------       ---------         ----------       ----------
                                                    $    11,783     $     8,430       $     34,985     $     29,971
                                                       =========       =========         ==========       ==========


Operating Income (in thousands)..................   $     3,202     $     2,694       $      9,892     $     10,267
Crude Oil Production (MBbls).....................            62              56                191              180
Natural Gas Production (MMcfs)...................         1,645           1,432              5,093            4,669
Natural Gas Liquids Production (MBbls)...........            14               6                 41               31
Average Crude Oil Sales Price ($/Bbl)............   $     42.37     $     29.52       $      37.84     $      30.55
Average Natural Gas Sales Price ($/Mcf)..........   $      5.07     $      4.50       $       5.05     $       4.93
Average Liquids Sales Price ($/Bbl)..............   $     35.32     $     22.72       $      32.00     $      24.27

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

         Operating Revenue. During the three months ended September 30, 2004, operating revenue from crude oil, natural gas and natural gas liquids sales increased to $11.5 million compared to $8.2 million during three months ended September 30, 2003. The increase in revenue was due to increased production volumes and higher commodity prices during the period. Increased production volumes contributed $1.4 million while higher commodity prices contributed $1.9 million to crude oil and natural gas revenue during the quarter ended September 30, 2004.

         Average sales prices net of hedging cost for the quarter ended September 30, 2004 were:

            o  $42.37 per Bbl of crude oil,
            o  $35.32 per Bbl of natural gas liquids, and
            o  $5.07 per Mcf of natural gas

         Average sales prices net of hedging cost for the quarter ended September 30, 2003 were:

            o  $29.52 per Bbl of crude oil,
            o  $22.72 per Bbl of natural gas liquids, and
            o  $4.50 per Mcf of natural gas

         Crude oil production volumes increased from 56.4 MBbls during the quarter ended September 30, 2003 to 62.1 MBbls for the same period of 2004. The increase in crude oil production volumes was primarily due to new production during the quarter related to our Canadian operations. Crude oil production related to our Canadian properties increased to 8.2 MBbls for the quarter ended September 30, 2004 compared to 4.4 MBbls during the same period of 2003. Natural gas production volumes increased to 1,645 MMcf for the three months ended September 30, 2004 from 1,432 MMcf for the same period of 2003. The increase in natural gas production volumes was attributable to new production during the quarter ended September 30, 2004, primarily related to Canadian operations. Natural gas production related to our Canadian operations increased from 218.3 MMcf for the quarter ended September 30, 2003 to 562.5 MMcf for the same period of 2004.

         Lease Operating Expenses. Lease operating expenses ("LOE") for the three months ended September 30, 2004 increased slightly to $2.6 million compared to $2.4 for the same period of 2003. The increase in LOE was primarily due to increased production taxes related to higher commodity prices and increased production, and increased compression cost related to our Canadian operations. Our LOE on a per Mcfe basis for the three months ended September 30, 2004 decreased to $1.25 per Mcfe compared to $1.31 for the same period of 2003. The decrease in the per Mcfe rate was primarily due to increased production volumes.

         General and administrative ("G&A") Expenses. G&A expenses increased slightly to $1.2 million for the quarter ended September 30, 2004 from $1.1 million for the same period of 2003. The increase was primarily due to increased professional fees in the third quarter of 2004 as compared to the same period of 2003. G&A expense on a per Mcfe basis was $0.60 for the third quarter of 2004 compared to $0.63 for the same period of 2003.

         Stock-based Compensation. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share which resulted in variable accounting. We recognized an expense of $1.4 million during the quarter ended September 30, 2004 compared to a credit of approximately $326,000 during the same period of 2003 related to these repricings. The increase in stock-based compensation expense was the result of the increase in the price of our common stock.

         Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense increased to $3.1 million for the three months ended September 30, 2004 from $2.4 million for the same period of 2003. The increase in DD&A was primarily due to increased production volumes during the quarter ended September 30, 2004 as compared to the same period of 2003. Our DD&A on a per Mcfe basis for the quarter ended September 30, 2004 was $1.49 per Mcfe as compared to $1.34 in 2003.

         Interest Expense. Interest expense increased to $4.3 million for the third quarter of 2004 compared to $3.9 million for the same period of 2003. The increase in interest expense was due to an increase in our overall long-term debt from $177.0 million as of September 30, 2003 to $190.5 million as of September 30, 2004. The increase in long-term debt was due to the issuance of additional notes in payment of interest on our 11 1/2% Secured Notes.

         Income taxes. There is no current or deferred income tax expense or benefit due to losses or loss carryforwards and valuation allowance which has been recorded against such benefits.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

         Operating Revenue. During the nine months ended September 30, 2004, operating revenue from crude oil, natural gas and natural gas liquids sales increased to $34.2 million as compared to $29.3 million in the nine months ended September 30, 2003. The increase in revenue was due to increased production volumes and higher commodity prices during the period. Increased production volumes contributed $2.6 million while higher commodity prices contributed $2.3 million to crude oil and natural gas revenue during the nine months ended September 30, 2004.

         Average sales prices net of hedging cost for the nine months ended September 30, 2004 were:

            o  $37.84 per Bbl of crude oil,
            o  $32.00 per Bbl of  natural  gas  liquids,  and
            o  $5.05 per Mcf of natural gas

         Average sales prices net of hedging cost for the nine months ended September 30, 2003 were:

            o  $30.55 per Bbl of crude oil,
            o  $24.27 per Bbl of natural gas liquids, and
            o  $4.93 per Mcf of natural gas

         Crude oil production volumes increased to 191.0 MBbls during the nine months ended September 30, 2004 from 179.7 MBbls for the same period of 2003. Crude oil production volumes related to our Canadian operations increased to
25.4 MBbls during the nine months ended September 30, 2004 from 15.2 MBbls for the same period of 2003. Offsetting the increased production was the loss of production related to the properties sold in connection with the sale of Old Grey Wolf and Canadian Abraxas in January 2003. The properties sold contributed
2.4 MBbls during the first 23 days of 2003 prior to the sale. Natural gas production volumes increased to 5,093 MMcf for the nine months ended September 30, 2004 from 4,669 MMcf for the same period of 2003. As with the increase in crude oil volumes, the increase in natural gas production volumes was the result of drilling activities during the latter part of 2003 and the first nine months of 2004, primarily related to our Canadian operations. Natural gas production related to our Canadian operations increased from 1,123 MMcf for the first nine months of 2003 to 1,711 MMcf for the same period of 2004. Offsetting the increase was the loss of production related to the Canadian properties sold in January 2003. Prior to the sale, these properties contributed 559 MMcf to 2003.

         Lease Operating Expenses. Lease operating expenses for the nine months ended September 30, 2004 increased to $9.3 million from $7.2 million for the same period in 2003. The increase was due to increased production taxes as a result of higher production volumes as well as pipeline charges in Canada related to startup cost associated with previously stranded gas. LOE on a per Mcfe basis for the nine months ended September 30, 2004 was $1.44 compared to $1.21 for the same period of 2003.

         G&A Expenses. G&A expenses increased to $4.8 million for the first nine months of 2004 from $3.8 million for the first nine months of 2003. The increase was primarily due to performance bonuses paid during the second quarter of 2004. G&A expense on a per Mcfe basis was $0.74 for the first nine months of 2004 compared to $0.63 for the same period of 2003.

         Stock-based Compensation. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share. We recognized expense of approximately $1.1 million and approximately $467,000 during the nine months ended September 30, 2004 and 2003 respectively related to these repricings, due to an increase in the price of our common stock.

         DD&A Expenses. Depreciation, depletion and amortization expense increased to $9.4 million for the nine months ended September 30, 2004 from $7.9 million for the same period of 2003. The increase was primarily due to increased production volumes during the nine months ended September 30, 2004 as compared to the same period of 2003. Our DD&A on a per Mcfe basis for the nine months ended September 30, 2004 was $1.45 per Mcfe as compared to $1.32 in 2003.

         Interest Expense. Interest expense increased to $13.7 million for the first nine months of 2004 compared to $12.9 million in 2003. The increase in interest expense was due to an increase in our overall long-term debt from $177.0 million as of September 30, 2003 to $190.5 million as of September 30, 2004. The increase in long-term debt was due to the issuance of additional notes in payment of interest on our 11 1/2% Secured Notes.

         Income taxes. Income taxes decreased to zero for the nine months ended September 30, 2004 from $377,000 for the nine months ended September 30, 2003. There is no current or deferred income tax benefit for the current net losses due to the valuation allowance which has been recorded against such benefits.

Liquidity and Capital Resources

         General. The natural gas and crude oil industry is a highly capital intensive and cyclical business. Our capital requirements are driven principally by our obligations to service debt and to fund:

            o the development of existing properties, including drilling and completion costs of wells;

            o acquisition of interests in additional natural gas and crude oil properties; and

            o  production and transportation facilities.

The amount of capital expenditures we are able to make has a direct impact on our ability to increase cash flow from operations and, thereby, will directly affect our ability to service our debt obligations and to continue to grow the business through the development of existing properties and the acquisition of new properties.

         Abraxas' sources of capital going forward will primarily be cash from operating activities, funding under its new revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. However, under the terms of the notes, proceeds of optional sales of Abraxas' assets that are not timely reinvested in new natural gas and crude oil assets will be required to be used to reduce indebtedness and proceeds of mandatory sales must be used to repay or redeem indebtedness.

         Recent  Events.  On October 21,  2004,  the Company,  its  subsidiaries
Eastside Coal Company, Inc., Sandia Oil & Gas Corporation, Sandia Operating Corp., Wamsutter Holdings, Inc. and Western Associated Energy Corporation (collectively, the "Subsidiary Guarantors") and Guggenheim Capital Markets, LLC (the "Initial Purchaser"), entered into a Purchase Agreement to issue and sell in a private placement, for resale under Rule 144A, Rule 501(a) and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), $125 million aggregate principal amount of floating rate senior secured notes due 2009 of the Company (the "New Notes"). Consummation of the transactions contemplated under the Purchase Agreement occurred on October 28, 2004.

         The New Notes. The New Notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004 at a per annum floating rate of 6-month LIBOR plus 7.50%. The initial interest rate on the New Notes is 9.72% per annum. The interest will be reset semi-annually on each June 1 and December 1, commencing on June 1, 2005. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2005.

         The New Notes rank equally among themselves and with all of the Company's unsubordinated and unsecured indebtedness, including the New Credit Facility (as defined below) and senior in right of payment to the Company's existing and future subordinated indebtedness, including the Bridge Loan (as defined below).

         Each of the Subsidiary Guarantors has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest (including any additional interest) on, the New Notes on a senior secured basis. In addition, any other subsidiary or affiliate of the Company, including the Company's wholly-owned Canadian subsidiary, Grey Wolf Exploration Inc. ("Grey Wolf"), that in the future guarantees any other indebtedness with the Company, or its restricted subsidiaries, will also be required to guarantee the New Notes. Except under limited circumstances, the New Notes are not guaranteed by Grey Wolf, and are structurally subordinated in right to payment to all of its obligations, including Grey Wolf's new $35 million senior secured term loan and trade payables and other debt of Grey Wolf.

         The New Notes and the Subsidiary Guarantors' guarantees thereof, together with the New Credit Facility and the Subsidiary Guarantors' guarantees thereof, are secured by shared first priority perfected security interests, subject to certain permitted encumbrances, in all of the Company's and each of its restricted subsidiaries' material property and assets, including substantially all of their natural gas and crude oil properties and all of the capital stock (or in the case of an unrestricted subsidiary that is a controlled foreign corporation, up to 65% of the outstanding capital stock) of any entity, other than Grey Wolf, owned by the Company and its restricted subsidiaries (collectively, the "Collateral"). The New Notes are not secured by any of the property or assets of Grey Wolf (unless it becomes a restricted subsidiary). The shares of capital stock of Grey Wolf owned by the Company do not constitute a part of the Collateral.

         After April 28, 2007, the Company may redeem all or a portion of the New Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to the date of redemption. Prior to that date, the Company may redeem up to 35% of the aggregate original principal amount of the New Notes using the net proceeds of one or more equity offerings, in each case at the redemption price equal to the product of (i) the principal amount of the New Notes being so redeemed and (ii) a redemption price factor of 1.00 plus the per annum interest rate on the New Notes (expressed as a decimal) on the applicable redemption date plus accrued and unpaid interest to the applicable redemption date, provided certain conditions are also met.

         If the Company experiences specific kinds of change of control events, each holder of New Notes may require the Company to repurchase all or any portion of such holder's New Notes at a purchase price equal to 101% of the principal amount of the New Notes, plus accrued and unpaid interest to the date of repurchase.

         The Indenture governing the New Notes contains covenants that, among other things, limit the Company's ability to:

         o incur or guarantee additional indebtedness and issue certain types of preferred stock or redeemable stock;

         o     transfer or sell assets;

         o     create liens on assets;

         o pay dividends or make other distributions on capital stock or make other restricted payments, including repurchasing, redeeming or retiring capital stock or subordinated debt or making certain investments or acquisitions;

         o     engage in transactions with affiliates;

         o     guarantee other indebtedness;

         o permit restrictions on the ability of its subsidiaries to distribute or lend money to the Company;

         o     cause a restricted subsidiary to issue or sell its capital stock;
               and

         o     consolidate,  merge or transfer all or  substantially  all of the
               consolidated   assets   of  the   Company   and  its   restricted
               subsidiaries.

         The Indenture also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, including the New Credit Facility (as defined below) and Bridge Loan (as defined below), bankruptcy, and material judgments and liabilities.

         New  Credit  Facility.  On  October  28,  2004,  the  Company  and  the
Subsidiary Guarantors entered into a new senior secured revolving credit facility with Wells Fargo Foothill, Inc., as arranger and administrative agent and the lenders signatory thereto (the "New Credit Facility").

         The New Credit Facility has a maximum commitment of $15 million, which includes a $2.5 million subfacility for letters of credit. Availability under the New Credit Facility is subject to a borrowing base consistent with normal and customary natural gas and crude oil lending transactions. Outstanding amounts under the New Credit Facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.00%. Subject to earlier termination rights and events of default, the New Credit Facility's stated maturity date is October 28, 2008. The Company is permitted to terminate the New Credit Facility, and under certain circumstances, may be required, from time to time, to permanently reduce the lenders' aggregate commitment under the New Credit Facility. Such termination and each such reduction is subject to a premium equal to the percentage listed below multiplied by the lenders' aggregate commitment under the New Credit Facility, or, in the case of a partial reduction, the amount of such reduction.

                                     Year           % Premium
                                  ------------      -------------------
                                       1                  1.5
                                       2                  1.0
                                       3                  0.5
                                       4                  0.0

         Each of the Subsidiary Guarantors has guaranteed, and each of the Company's future restricted subsidiaries will guarantee, the Company's obligations under the New Credit Facility on a senior secured basis. In addition, any other subsidiary or affiliate of the Company, including Grey Wolf, that in the future guarantees any other indebtedness of the Company or of its restricted subsidiaries will be required to guarantee the Company's obligations under the New Credit Facility. Obligations under the New Credit Facility are secured, together with the New Notes, by a shared first priority perfected security interest, subject to certain permitted encumbrances, in all of the Company's and each of its restricted subsidiaries' material property and assets, including the Collateral.

         Under the New Credit Facility, the Company is subject to customary covenants, including certain financial covenants and reporting requirements. The New Credit Facility requires the Company to maintain a minimum net cash interest coverage ratio and also requires the Company to enter into hedging agreements of not less than 25% or more than 75% of the Company's projected natural gas and crude oil production.

         In addition to the foregoing and other customary covenants, the New Credit Facility contains a number of covenants that, among other things, restrict the Company's ability to:

            o incur or guarantee additional indebtedness and issue certain types of preferred stock or redeemable stock;

            o  transfer or sell assets;

            o  create liens on assets;

            o pay dividends or make other distributions on capital stock or make other restricted payments, including repurchasing, redeeming or retiring capital stock or subordinated debt or making certain investments or acquisitions;

            o  engage in transactions with affiliates;

            o  guarantee other indebtedness;

            o  make any change in the principal nature of its business;

            o prepay, redeem, purchase or otherwise acquire any of its or its restricted subsidiaries' indebtedness;

            o  permit a change of control;

            o  directly or indirectly make or acquire any investment;

            o cause a restricted subsidiary to issue or sell its capital stock; and

            o  consolidate,  merge or transfer all or  substantially  all of the
               consolidated   assets   of  the   Company   and  its   restricted
               subsidiaries.

         The New Credit Facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities, and is subject to an Intercreditor, Security and Collateral Agency Agreement (the "Intercreditor Agreement") which specifies the rights of the parties thereto to proceeds from the Collateral.

         Bridge Loan. On October 28, 2004, the Company borrowed $25 million under a $25 million second lien increasing rate bridge loan with Guggenheim Corporate Funding, LLC, as arranger and administrative agent and the lenders signatory thereto (the "Bridge Loan"). Interest on the Bridge Loan currently accrues at a rate of 12% per annum until October 28, 2005, and is payable monthly in cash. Interest on the Bridge Loan will thereafter accrue at a rate of 15% per annum, and will be payable in-kind. Subject to earlier termination rights and events of default, the Bridge Loan's stated maturity date is October 28, 2010. The Company's obligations under the Bridge Loan are guaranteed by the Subsidiary Guarantors and each of the Company's future restricted subsidiaries. Obligations under the Bridge Loan are secured by a second priority perfected security interest, subject to certain permitted encumbrances, and all of the Company's and each of its restricted subsidiaries' material property assets, including the Collateral.

         The Bridge Loan is also secured by a first priority perfected security interest in all of the stock of Grey Wolf owned by the Company and its restricted subsidiaries. The Bridge Loan provides for the release of such security interest in connection with a sale of such stock by the Company as permitted by the terms of the Bridge Loan, but not a distribution thereof to the Company's shareholders. Except under limited circumstances, the Bridge Loan is not directly secured by any of the property or assets of Grey Wolf (unless it becomes a restricted subsidiary).

         Any prepayment of principal on the Bridge Loan will be repaid with an additional amount equal to the principal amount being so paid multiplied by a repayment factor. The repayment factor is currently equal to 1.025 and, following July 28, 2005, will increase monthly by 0.03.

         If the Bridge Loan is not fully repaid by January 28, 2006, so long as an event of default does not exist thereunder or under the New Credit Facility or the New Notes, the Bridge Loan lenders will have the right to require the Company and its restricted subsidiaries to consummate one or more asset sales. Each such asset sold will be required to be at a fair market value and to generate at least 80% of the proceeds in cash or cash equivalence. Net cash proceeds from each such asset sale (other than with respect to any stock of Grey Wolf, which will be exclusively applied to repay the Bridge Loan) will be applied by the Company and its restricted subsidiaries in the following order, to the extent available to:

            first, pay any interest then due and payable under the New Credit Facility;

            second, pay any interest then due and payable on the New Notes;

            third, pay any accrued and unpaid interest on the New Credit Facility that was not paid under clause "first" of this paragraph;

            fourth, to pay any outstanding principal of the New Credit Facility;


            fifth, if the remaining aggregate amount of such net cash proceeds, together with any net cash proceeds in the Bridge Loan asset sale proceeds account from a previous asset sale consummated in accordance with the provisions described in the Indenture exceeds $5.0 million, the entire amount in the Bridge Loan asset sale proceeds account is to be used to make a net proceeds offer to purchase New Notes from all holders of the New Notes as if such net cash proceeds remaining after any payment made pursuant to clause "first," "second," "third" or "fourth" above, and any other net cash proceeds in the Bridge Loan asset sale proceeds account, are excess proceeds; and
            sixth, after the payment of all amounts required by a net proceeds offer made in accordance with clause "fifth" above to repay all amounts outstanding under the Bridge Loan.

         Under the Bridge Loan, the Company is subject to substantially the same covenants and reporting requirements, and substantially the same events of default, as are set forth in the New Credit Facility.

         Intercreditor Agreement. The holders of the New Notes, together with the lenders under the Company's New Credit Facility and Bridge Loan, are subject to the Intercreditor Agreement. The Intercreditor Agreement, among other things,
(i) creates security interests in the Collateral in favor of a collateral agent for the benefit of the holders of the New Notes, the New Credit Facility lenders and the Bridge Loan lenders and (ii) governs the priority of payments among such parties upon notice of an event of default under the Indenture, the New Credit Facility or the Bridge Loan.

         So long as no such event of default exists, the collateral agent will not collect payments under the New Credit Facility documents, the indenture governing the New Notes (the "Indenture") and other New Note documents or the Bridge Loan documents (collectively, the "Secured Documents"), and all payments will be made directly to the respective creditor under the applicable Secured Document. Upon notice of such an event of default and for so long as an event of default exists, payments to each New Credit Facility lender, holder of the New Notes and Bridge Loan lender from the Company and the Subsidiary Guarantors, and proceeds from any disposition of any collateral, will, subject to limited exceptions, be collected by the collateral agent for deposit into a collateral account and then distributed as provided in the following paragraph, provided, that, any payment made with proceeds from the sale or other disposition of Grey Wolf stock will be applied exclusively to pay amounts with respect to the Bridge Loan, and no such proceeds will be deposited into the collateral account or will be subject to the payment priority described in the following paragraph.

         Upon notice of any such event of default and so long as an event of default exists, funds in the collateral account will be distributed by the collateral agent generally in the following order of priority:

            first, to reimburse the collateral agent for expenses incurred in protecting and realizing upon the value of the Collateral;

            second, to reimburse the New Credit Facility administrative agent, the trustee and the Bridge Loan administrative agent, on a pro rata basis, for expenses incurred in protecting and realizing upon the value of the Collateral while any of these parties was acting on behalf of the Control Party (as defined below);

            third, to reimburse the New Credit Facility administrative agent, the trustee and the Bridge Loan administrative agent, on a pro rata basis, for expenses incurred in protecting and realizing upon the value of the Collateral while any of these parties was not acting on behalf of the Control Party;

            fourth, to pay all accrued and unpaid interest (and then any unpaid commitment fees) under the New Credit Facility;

            fifth, if, the collateral coverage value of three times the outstanding obligations under the New Credit Facility would be met after giving effect to any payment under this clause "fifth," to pay all accrued and unpaid interest on the New Notes;

            sixth, to pay all outstanding principal of (and then any other unpaid amounts, including, without limitation, any fees, expenses, premiums and reimbursement obligations) the New Credit Facility;

            seventh,to pay all accrued and unpaid  interest on the New Notes (if not paid under clause "fifth");

            eighth,    to pay all  outstanding  principal of (and then any other
                       unpaid  amounts,   including,   without  limitation,  any
                       premium with respect to) the New Notes;

            ninth, to pay the Bridge Loan lenders all accrued and unpaid interest under the Bridge Loan;


            tenth,     to pay all  outstanding  principal of (and then any other
                       unpaid  amounts,   including,   without  limitation,  any
                       premium with respect to) the Bridge Loan; and

            eleventh,  to pay each New Credit Facility lender, holder of the New
                       Notes, Bridge Loan lender and other secured party, on a pro rata basis, all other amounts outstanding under the New Credit Facility, the New Notes and the Bridge Loan.

         To the extent there exists any excess monies or property in the collateral account after all obligations of the Company and the Subsidiary
Guarantors under the New Credit Facility, the Indenture and the New Notes and the Bridge Loan are paid in full, the collateral agent will be required to return such excess to the Company.

         The collateral agent will act in accordance with the Intercreditor Agreement and as directed by the "Control Party". Prior to the occurrence of any such event of default, the "Control Party" will be the holders of the New Notes and the New Credit Facility lenders, acting as a single class, by vote of the holders of a majority of the aggregate principal amount of outstanding obligations under the New Notes and the New Credit Facility. Upon notice of any such event of default, the Bridge Loan lenders will be the Control Party for 240 days following such notice. If a stay under the Bankruptcy Code occurs during such 240-day period, that period will be extended by the number of days during which that stay was effective. If the New Credit Facility lenders and holders of the New Notes have not been paid in full by the end of such specified period, they will become the Control Party, acting as a single class, by vote of the holders of a majority of the aggregate principal amount of outstanding obligations under the New Notes and the New Credit Facility.

         The Intercreditor Agreement provides that the lien on the assets constituting part of the Collateral that is sold or otherwise disposed of in accordance with the terms of each Secured Document may be released if (i) no default or event of default exists under any of the Secured Documents, (ii) the Company has delivered an officers' certificate to each of the collateral agent, the trustee, the New Credit Facility administrative agent and the Bridge Loan administrative agent, certifying that the proposed sale or other disposition of assets is either permitted or required by, and is in accordance with the provisions of, the applicable Secured Documents and (iii) the collateral agent has acknowledged such certificate.

         The Intercreditor Agreement provides for the termination of security interests on the date that all obligations under the Secured Documents are paid in full.

         Grey Wolf Loan. On October 28, 2004, Grey Wolf entered into an agreement with Guggenheim Corporate Funding, LLC for a $35 million senior secured term loan. Interest on the Grey Wolf term loan currently accrues at the prime rate announced by the administrative agent plus 6.25% and will increase by 0.75% at the end of each six-month period during which the Grey Wolf term loan is outstanding. Such interest is payable quarterly in cash with the first interest payment to be made on January 1, 2005. If the Grey Wolf term loan is still outstanding at the end of the first year, an amortization schedule will require Grey Wolf to repay at least 5% of the initial principal amount of the loan at the end of each of the first three years and 10% of the initial principal amount of the loan at the end of the fourth year, with the balance of the loan due at maturity. Subject to early termination rights and events of default, the Grey Wolf term loan will mature on October 29, 2009.

         Grey Wolf's obligations under its term loan will be guaranteed by each of Grey Wolf's future subsidiaries. Obligations under the Grey Wolf term loan are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of Grey Wolf's and each of its subsidiaries' material property and assets, including substantially all of their natural gas and crude oil properties and all the capital stock in any entity owned by Grey Wolf and its subsidiaries.

         The Grey Wolf term loan is pre-payable, in whole or in part, on not less than 10 days' written notice, at Grey Wolf's option at any time at a price of 100% of the principal amount of the loan being prepaid, plus accrued and unpaid interest to the date of prepayment.

         Under the Grey Wolf term loan, Grey Wolf is subject to substantially the same covenants and reporting requirements, and substantially the same events of default, as are set forth in the Bridge Loan.

         Working Capital. At September 30, 2004, we had current assets of $9.7 million and current liabilities of $13.2 million resulting in a working capital deficit of $3.5 million. This compares to a working capital deficit of $2.4 million at December 31, 2003 and a working capital deficit of approximately $9.3 million at September 30, 2003. Current liabilities at September 30, 2004 consisted of trade payables of $3.6 million, revenues due third parties of $2.3 million, accrued interest of $5.5 million, of which $5.1 million is non-cash and other accrued liabilities of $1.9 million.

         Capital expenditures. Capital expenditures during the first nine months of 2004 were $11.0 million compared to $16.3 million during the same period of 2003. The table below sets forth the components of these capital expenditures on a historical basis for the nine months ended September 30, 2003 and 2004.

                                                                           Nine Months Ended
                                                                             September 30,
                                                                     ------------------------------
                                                                         2004               2003
                                                                     -----------        -----------
Expenditure category (in thousands):
   Development...............................................     $    10,836        $    15,595
   Facilities and other......................................             149                732
                                                                     -----------        -----------
      Total...................................................     $    10,985        $    16,327
                                                                     ===========        ===========

         During the nine months ended September 30, 2004 and 2003, capital expenditures were primarily for the development of existing properties. Our capital expenditures could include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline from current levels, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties, if any.

         Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     -------------------------
                                                                       2004           2003
                                                                     ---------      ----------
                                                                          (In thousands)
Net cash provided by operating activities....................     $    15,306    $    9,587
Net cash (used in) provided by investing activities..........         (10,985)       70,524
Net cash used provided in financing activities...............          (1,288)      (82,974)
                                                                     ---------      ----------
   Total.....................................................     $     3,033    $   (2,863)
                                                                     =========      ==========

         Operating activities during the nine months ended September 30, 2004 provided $15.3 million cash compared to providing $9.6 million in the same period in 2003. Net income plus non-cash expense items and net changes in operating assets and liabilities accounted for most of these funds. Financing activities used $1.3 million for the first nine months of 2004 compared to using $83.0 million for the same period of 2003. Expenditures during the nine months ended September 30, 2004 were primarily for the development of existing properties. Investing activities used $11.0 million for the nine months ended September 30, 2004 compared to providing $70.5 million for the same period of 2003. The sale of our Canadian subsidiaries contributed $86.6 million in 2003 reduced by $10.0 million in exploration and development expenditures.

         Future Capital Resources. We will have four principal sources of liquidity going forward: (i) cash from operating activities, (ii) funding under the new revolving credit facility, (iii) cash on hand, and (iv) if an appropriate opportunity presents itself, sales of producing properties. While we are no longer subject to the $10 million limitation on capital expenditures under the 11 1/2% notes, covenants under the indenture for the outstanding new notes and the new revolving credit facility restrict Abraxas' use of cash from operating activities, cash on hand and any proceeds from asset sales. Under the terms of the notes, proceeds of optional sales of Abraxas' assets that are not timely reinvested in new natural gas and crude oil assets will be required to be used to reduce indebtedness and proceeds of mandatory sales must be used to redeem indebtedness. The terms of the notes and the new revolving credit facility also substantially restrict Abraxas' ability to:

         o     incur additional indebtedness;

         o     grant liens;

         o     pay dividends or make certain other restricted payments;

         o     merge or consolidate with any other person; or

         o sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

         Our cash flow from operations depends heavily on the prevailing prices of natural gas and crude oil and our production volumes of natural gas and crude oil. Significant downturns in commodity prices, such as that experienced in the last nine months of 2001 and the first quarter of 2002, can reduce our cash flow from operating activities. Although we have hedged a portion of our natural gas and crude oil production and will continue this practice as required pursuant to the new revolving credit facility, future natural gas and crude oil price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Low natural gas and crude oil prices could also negatively affect our ability to raise capital on terms favorable to us.

         Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes will decline as reserves are produced. Due to sales of properties in 2002 and January 2003, and restrictions on capital expenditures under the terms of our previous indebtedness, we now have significantly reduced reserves and production as compared with pre-2003 levels. In the future, if an appropriate opportunity presents itself, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration, exploitation and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. While we have had some success in pursuing these activities since January 1, 2003, we have not been able to fully replace the production volumes lost from natural field declines and property sales. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. The risk of not finding commercially productive reservoirs will be compounded by the fact that 36% of Abraxas' total estimated proved reserves at December 31, 2003 were undeveloped. If the volume of natural gas and crude oil we produce decreases, our cash flow from operations will decrease.

         The increase in our total indebtedness and in Abraxas' cash interest expense as a result of issuing the new notes and entering into the new revolving credit facility will require Abraxas to increase its production and cash flow from operations in order to meet its debt service requirements, as well as to fund the development of Abraxas' numerous drilling opportunities. The ability to satisfy these new obligations will depend upon Abraxas' drilling success as well as prevailing commodity prices.

         Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

         o     Long-term debt
         o     Operating leases for office facilities

         We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2004:

    Contractual Obligations
     (dollars in thousands)                                   Payments due in:
  ---------------------------    ----------------------------------------------------------------------------
                                   Total         Less than      1-3 years      3-5 years         More than
                                                  one year                                        5 years
  ---------------------------    -----------     -----------    -----------    -----------     --------------
  Long-Term Debt (1)              $245,367       $       -      $  245,367     $      -        $        -
  Operating Leases (2)               1,081              412            629          40                  -

(1) These amounts represent the balances outstanding under the revolving credit facility and the 11 1/2% Secured Notes due 2007. These repayments assume that interest will be capitalized under the 11 1/2% Secured Notes due 2007 and that periodic interest on the revolving credit facility will be paid on a monthly basis and that we will not draw down additional funds there under. The long-term debt described above was paid off in connection with the refinancing completed in October 2004, see "Liquidity and Capital Resources - Recent Events".

(2) Office lease obligations for office space for Abraxas and Grey Wolf expire in April 2006 and April 2008, respectively.

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

         Contingencies. In 2001, the Company and a limited partnership, of which Wamsutter Holdings, Inc. is the general partner (the "Partnership"), were named in a lawsuit filed in U.S. District Court in the District of Wyoming. The claim asserts breach of contract, fraud and negligent misrepresentation by the Company and the Partnership related to the responsibility for year 2000 ad valorem taxes on crude oil and natural gas properties sold by the Company and the Partnership. In February 2002, a summary judgment was granted to the plaintiff in this matter and a final judgment in the amount of $1.3 million was entered. The Company and the Partnership appealed the District Court's judgment and on November 3, 2004, the U.S. Court of Appeals for the 10th Circuit affirmed the District Court's decision. The Company is currently considering whether to file further appeals or pay the judgment. The Company has established a reserve in the amount of $845,000, which represents the Company's share of the judgment. The Company continues to believe that these charges are without merit.

Long-Term Indebtedness

         In October 2004, Abraxas refinanced its long-term debt by redeeming its 11 1/2% secured notes due 2007 and terminating its previous senior credit facility with proceeds from:

         o the issuance of $125.0 million aggregate principal amount of the notes being offered hereby;

         o     the proceeds of its new $25.0 million bridge loan; and

         o the payment to Abraxas by Grey Wolf of $35.0 million from the proceeds of Grey Wolf's new $35.0 million term loan.

         See "Liquidity and Capital Resources--Recent Events".

         Prior to the October 2004 refinancing, long-term debt as of September 30, 2004 consisted of the following:

                                            September 30,       December 31,
                                                 2004              2003
                                          ------------------- ---------------
                                                      (In thousands)
11 1/2% Secured Notes due 2007............  $  143,154          $  137,258
Senior Credit Agreement...................      47,362              47,391
                                          ------------------- ---------------
                                               190,516             184,649
Less current maturities...................           -                   -
                                          ------------------- ---------------
                                            $  190,516          $  184,649
                                          =================== ===============

         11 1/2% Notes due 2007. In connection with the financial restructuring completed in January 2003, Abraxas issued $109.7 million in principal amount of it's 11 1/2% Secured Notes due 2007, Series A, or 11 1/2% notes due 2007, in exchange for our 11 1/2% Senior Notes due 2004 tendered in the exchange offer. The 11 1/2% notes due 2007 were issued under an indenture with U.S. Bank, N. A. In accordance with SFAS 15, the basis of the 11 1/2% notes due 2007 at issue date exceeded the face amount of the 11 1/2% notes due 2007 by approximately $19.0 million. Were it not for the refinancing described in Note 3, such amount would have been amortized over the term of the 11 1/2% notes due 2007 as an adjustment to the yield of the 11 1/2% notes due 2007.

         The 11 1/2% notes due 2007 accrued interest from the date of issuance, at a fixed annual rate of 11 1/2, payable in cash semi-annually on each May 1 and November 1, commencing May 1, 2003, provided that, if we failed, or were not permitted pursuant to our then current senior credit agreement or the intercreditor agreement between the trustee under the indenture for the 11 1/2% notes due 2007 and the lenders under the then current senior credit agreement, to make such cash interest payments in full, we paid interest in kind by the issuance of additional 11 1/2% notes with a principal amount equal to the amount of accrued and unpaid cash interest on the 11 1/2% notes due 2007 plus an additional 1% accrued interest for the applicable period.

         On October 28, 2004, Abraxas gave notice to the trustee that it was redeeming all of the 11 1/2% notes due 2007 at a redemption price of 98.5837% plus interest accrued and unpaid to the applicable redemption date. The redemption will take place on November 27, 2004.

         Senior Credit Agreement. In connection with the January 2003 financial restructuring, Abraxas entered into a new senior credit agreement providing a term loan facility and a revolving credit facility. On February 23, 2004, the Company entered into an amendment to that agreement providing for two revolving credit facilities and a non-revolving credit facility as described below. Subject to earlier termination on the occurrence of events of default or other events, the stated maturity date for these credit facilities was February 1, 2007. As described in "Liquidity and Capital Resources--Recent Events" above, amounts outstanding under these three credit facilities were repaid and the credit facilities were terminated as of October 28, 2004.

Hedging Activities

         Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through commodity derivative instruments. Under the senior credit agreement, we were required to maintain hedge positions on not less than 40% nor more than 75% of our projected oil and gas production for a six month rolling period. Under our new revolving credit facility, we are required to maintain hedge positions on not less than 25% nor more than 75% of our projected oil and gas production for a six month rolling period. See "General--Commodity Prices and Hedging Activities" and "Item 3--Quantitative and Qualitative Disclosures about Market Risk--Hedging Sensitivity" for further information.

Net Operating Loss Carryforwards

         At December 31, 2003, the Company had, subject to the limitation discussed below, $100.6 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2022 if not utilized. In connection with January 2003 restructuring transactions, certain of the loss carryforwards were utilized.

         Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a 100% valuation allowance for the tax effect of these losses.

New  Accounting Pronouncements

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

         In March 2004, the FASB issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for: (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees" and generally would require instead that such transactions be accounted for using a fair value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. The Company is currently unable to determine what effect this statement will have on the Company's financial position or results of operations."

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

         Our exposure to market risk rests primarily with the volatile nature of crude oil, natural gas and natural gas liquids prices. We manage crude oil and natural gas prices through the periodic use of commodity price hedging agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Assuming the production levels we attained during the nine months ended September 30, 2004, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income (loss) by approximately $3.4 million for the nine months ended September 30, 2004.

Hedging Sensitivity

         On January 1, 2001, we adopted SFAS 133 as amended by SFAS 137 and SFAS
138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. If the derivative qualifies for cash flow hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income (Loss), a component of Stockholders' Equity, to the extent that the hedge is effective. None of the derivatives in place as of September 30, 2004 are designated as hedges. Accordingly, the changes in the market value of the derivatives are recorded in current oil and gas revenue.

         Under the terms of our new revolving credit facility, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production for a rolling six month period.

         See "General--Commodity Prices and Hedging Activities" for a summary of our current hedge positions.

Interest Rate Risk

         As a result of the October 2004 financial restructuring, the debt under the new revolving credit facility bears interest at the prime rate announced by the administrative agent plus 1.00%. As of September 30, 2004 we had $47.4 million in outstanding indebtedness under our previous credit facility, which pursuant to the October 2004 refinancing has been repaid. Our new notes accrue interest at a per annum floating rate of six-month LIBOR plus 7.5%. The current rate on the new notes is 9.72% which is fixed through May 2005, accordingly a change in interest rates impacts the net market value of our debt, but has no impact on interest incurred or cash flows.

Foreign Currency

         Our Canadian operations are measured in the local currency of Canada. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets. Canadian operations reported a pre-tax income of $2.4 million for the nine months ended

September 30, 2004. It is estimated that a 5% change in the value of the U.S. dollar to the Canadian dollar would have changed our net income by approximately $120,000. We do not maintain any derivative instruments to mitigate the exposure to translation risk. However, this does not preclude the adoption of specific hedging strategies in the future.

Item 4.  Controls  and Procedures.

         As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were adequate and designed to ensure that material information relating to Abraxas and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities. There were no changes in our internal controls that could materially affect, or are reasonably likely to materially affect our financial reporting during the third quarter of 2004.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.
--------------------------

         There have been no changes in legal proceedings from that described in the Company's Annual Report of Form 10-K for the year ended December 31, 2003, and in Note 7 in the Notes to Condensed Consolidated Financial Statements contained in Part 1 of this report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
--------------------------------------------------------------------

         In connection with the October 2004 refinancing, Guggenheim Capital Markets, LLC received warrants to purchase up to 1,000,000 shares of our common stock at a purchase price of $0.01 per share pursuant to a Warrant entered into on October 28, 2004 (the "GCM Warrant"). The GCM Warrant was issued to Guggenheim pursuant to a private placement by Abraxas as an issuer under Section 4(2) of the Securities Act. From and after October 28, 2004 and until 5:00 P.M., New York time, on October 28, 2014, the holder of the GCM Warrant may from time to time exercise it, on any business day, for all or any part of the number of shares of our common stock purchasable thereunder. In order to exercise the GCM Warrant, in whole or in part, the holder must (i) deliver to us (x) a written notice of the holder's election to exercise the GCM Warrant, which notice shall be irrevocable and specify the number of shares of our common stock to be purchased and (y) the GCM Warrant, and (ii) pay to us the warrant price. The GCM Warrant permits payment upon exercise of the GCM Warrant to be made, at the option of the holder, by: (i) delivery of a certified or official bank check in the amount of the warrant price; (ii) instructing us to withhold a number of shares of warrant stock then issuable upon exercise of the GCM Warrant with an aggregate fair value equal to the warrant price; or (iii) surrendering to us shares of our common stock previously acquired by the holder with an aggregate fair value equal to the warrant price. The GCM Warrant contains customary restrictions on transfer and anti-dilution provisions, including dilution caused by stock dividends, subdivisions, combinations, reorganizations, reclassifications, mergers, consolidations or disposition of assets. Pursuant to the GCM Warrant, we also agreed, in specified circumstances, to file a registration statement to cover the warrant stock underlying the GCM warrant.

         Durham Capital Corporation, also received a warrant to purchase up to 100,000 shares of our common stock at a purchase price of $0.01 per share (the "Durham Warrant"), pursuant to a private placement by Abraxas as an issuer under
Section 4(2) of the Securities Act for advising us in connection with the October 2004 refinancing. The Durham Warrant contains substantially the same rights and obligations as the GCM Warrant.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None

Item 5.  Other Information.
--------------------------

         None

Item 6.  Exhibits.
-----------------

         Exhibit 10.1 Exchange and  Registration  Rights Agreement dated October
                      28, 2004, by and among Abraxas Petroleum Corporation, the Subsidiary Guarantors signatory thereto, and Guggenheim Capital Markets, LLC.
         Exhibit 31.1 Certification - Robert L.G. Watson, CEO
         Exhibit 31.2 Certification--Chris E. Williford, CFO
         Exhibit 32.1 Certification   pursuant   to  18  U.S.C.   Section
                      1350--Robert L.G. Watson, CEO
         Exhibit 32.2 Certification   pursuant   to  18  U.S.C.   Section
                      1350--Chris E. Williford, CFO

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ABRAXAS PETROLEUM CORPORATION

                                  (Registrant)


Date:  November 12,  2004             By: /s/   Robert L. G. Watson
                                        --------------------------------
                                          ROBERT L.G. WATSON,
                                          President and Chief
                                          Executive Officer



Date:  November 12, 2004              By: /s/   Chris E. Williford
                                       ----------------------------------
                                          CHRIS E. WILLIFORD,
                                          Executive Vice President and
                                          Principal Accounting Officer