Form 10-Q
period 2005-03-31
ABRAXAS PETROLEUM CORP
filed 2005-05-13
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2005

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ___ No X


         The number of shares of the issuer's common stock outstanding as of May 10, 2005 was:

         Class                                   Shares Outstanding
         -----                                   ------------------
Common Stock, $.01 Par Value                         37,885,875




                                    1 of 27

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

         In addition to these factors, important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004 which is incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -      Financial Statements
                  Condensed Consolidated Balance Sheets - March 31, 2005
                           and December 31, 2004................................................4
                  Condensed Consolidated Statements of Operations -
                           Three Months Ended March 31, 2005 and 2004...........................6
                  Condensed Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 2005 and 2004...........................7
                  Notes to Condensed Consolidated Financial Statements..........................8

ITEM 2 -      Managements Discussion and Analysis of Financial Condition and
                           Results of Operations...............................................13

ITEM 3 -      Quantitative and Qualitative Disclosure about Market Risk........................24

ITEM 4 -      Controls and Procedures..........................................................25


                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal Proceedings.....................................................................26
ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds...........................26
ITEM 3 - Defaults Upon Senior Securities.......................................................26
ITEM 4 - Submission of Matters to a Vote of Security Holders...................................26
ITEM 5 - Other Information.................................................................... 26
ITEM 6 - Exhibits..............................................................................26
         Signatures............................................................................27



                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                          March 31,            December 31,
                                                                            2005                   2004
                                                                         (Unaudited)
                                                                    --------------------     -------------------
Assets:
Current assets:
   Cash ........................................................  $                   -  $              1,284
   Accounts receivable, net:
          Joint owners..........................................                    401                   471
          Oil and gas production................................                  4,270                 4,724
          Other.................................................                     41                    66
                                                                      ------------------     -------------------
                                                                                  4,712                 5,261

  Equipment inventory...........................................                    732                   735
  Other current assets..........................................                  1,189                   752
                                                                      ------------------     -------------------
                                                                                  6,633                 8,032
  Assets held for sale..........................................                      -                52,600
                                                                      ------------------     -------------------
       Total current assets.....................................                  6,633                60,632

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved....................................................                306,207               297,647
  Other property and equipment..................................                  3,022                 2,930
                                                                      ------------------     -------------------
           Total................................................                309,229               300,577
      Less accumulated depreciation, depletion, and
        amortization............................................                224,198               222,500
                                                                      ------------------     -------------------
      Total property and equipment - net........................                 85,031                78,077

Deferred financing fees, net....................................                  7,210                 7,618
Deferred tax asset..............................................                      -                 6,060
Other assets  ..................................................                    298                   298
                                                                      ------------------     -------------------
  Total assets..................................................  $              99,172  $            152,685
                                                                      ==================     ===================




                                 See accompanying notes to condensed consolidated financial statements




                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                                         March 31,             December 31,
                                                                            2005                   2004
                                                                        (Unaudited)
                                                                     -------------------    -------------------

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable..............................................  $             8,402    $             5,622
  Oil and gas production payable................................                2,150                  2,443
  Accrued interest..............................................                5,212                  2,170
  Other accrued expenses........................................                  885                  1,654
                                                                     -------------------    -------------------
                                                                               16,649                 11,889
  Liabilities related to assets held for sale...................                    -                 66,947
                                                                     -------------------    -------------------
    Total current liabilities...................................               16,649                 78,836

Long-term debt..................................................              125,007                126,425

Future site restoration.........................................                  905                    888
                                                                     -------------------    -------------------
     Total liabilities..........................................              142,561                206,149

Stockholders'deficit:
  Common Stock, par value $.01 per share-
   authorized 200,000,000 shares; issued, 37,830,502 and,
   36,597,045 at March 31, 2005 and December 31, 2004
   respectively.................................................                  378                    366
   Additional paid-in capital...................................              146,942                146,185
  Accumulated deficit...........................................             (191,128)              (202,534)
  Treasury stock, at cost, 56,477 and 105,989 shares at March
   31, 2005 and December 31, 2004 respectively .................                 (408)                  (549)
  Accumulated other comprehensive income........................                  827                  3,068
                                                                     -------------------    -------------------
      Total stockholders' deficit...............................              (43,389)               (53,464)
                                                                     -------------------    -------------------
Total liabilities and stockholders' deficit.....................  $            99,172    $           152,685
                                                                     ===================    ===================





                                 See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                       ---------------------------------------
                                                                               2005                2004
                                                                       ------------------    -----------------
Revenue:
   Oil and gas production revenues...................................  $          7,525   $         7,783
   Rig revenues......................................................               296               175
   Other.............................................................                 1                 2
                                                                           --------------    -----------------
                                                                                  7,822             7,960
Operating costs and expenses:
   Lease operating and production taxes..............................             2,278             2,288
   Depreciation, depletion and amortization..........................             1,698             1,839
   Rig operations....................................................               218               145
   General and administrative.......................................                946             1,049
   Stock-based compensation                                                         603             2,063
                                                                           --------------    -----------------
                                                                                  5,743             7,384
                                                                           --------------    -----------------
Operating income  ...................................................             2,079               576

Other (income) expense
   Interest income...................................................                (1)               (4)
   Interest expense..................................................             3,134             4,908
   Amortization of deferred financing fees...........................               451               445
   Financing cost....................................................                 -               971
   Other.............................................................                 9                11
                                                                           --------------    -----------------
                                                                                  3,593             6,331
                                                                           --------------    -----------------
Loss from continuing operations .....................................            (1,514)           (5,755)

Net income from discontinued operations (net of $6,060 income tax
   expense in 2005)..................................................            10,731              198
                                                                           --------------    -----------------
Net income (loss) ...................................................  $          9,217   $       (5,557)
                                                                           ==============    =================


Basic earnings (loss) per common share:
   Net earnings (loss) per common from continuing operations.........  $         (0.04)   $         (0.16)
   Discontinued operations ..........................................             0.29               0.01
                                                                           --------------    -----------------
 Net income (loss) per common share - basic..........................  $          0.25    $         (0.15)
                                                                           ==============    =================

 Diluted earnings (loss) per common share:
   Net earnings (loss) from continuing operations....................  $         (0.04)   $         (0.16)
   Discontinued operations ..........................................             0.29               0.01
                                                                           --------------    -----------------
 Net income (loss) per common share - diluted........................  $          0.25    $         (0.15)
                                                                           ==============    =================


                                 See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                          ----------------------------------------
                                                                                2005                   2004
                                                                          -----------------      -----------------
     Cash flows from Operating Activities
     Net  income (loss)............................................  $              9,217     $           (5,557)
     Income from discontinued operations...........................               (10,731)                  (198)
                                                                          -----------------      -----------------
     Loss from continuing operations...............................                (1,514)                (5,755)
     Adjustments to reconcile net income to net
         cash provided by operating activities:
          Depreciation, depletion, and amortization................                 1,698                  1,839
          Accretion of future site restoration.....................                    20                     45
          Amortization of deferred financing fees..................                   451                    445
          Non-cash interest and financing cost.....................                     -                  3,010
          Stock-based compensation.................................                   603                  2,063
     Changes in operating assets and liabilities:
          Accounts receivable......................................                 1,573                  2,580
          Equipment inventory......................................                     3                     (8)
          Other ...................................................                 1,201                     11
          Accounts payable and accrued expenses....................                 5,454                    274
                                                                          -----------------      -----------------
     Net cash provided by continuing operations....................                 9,489                  4,504
     Net cash provided by (used in) discontinued operations........                (4,132)                 2,041
                                                                          -----------------      -----------------
     Net cash provided by  operations..............................                 5,357                  6,545

     Cash flows from Investing Activities
     Capital expenditures, including purchases and development
       of properties...............................................                (8,652)                (2,189)
                                                                          -----------------      -----------------
     Net cash used in  continuing operations.......................  $             (8,652)    $           (2,189)
Net cash provided by (used in) discontinued operations.............                26,572                 (2,041)
                                                                          -----------------      -----------------
Net cash provided by (used in) investing activities................                17,920                 (4,230)

Cash flows from Financing Activities
Proceeds from long-term borrowings................................                    553                  1,312
Payments on long-term borrowings..................................                 (1,971)                (2,000)
Issuance of common stock for compensation.........................                    102                    170
Exercise of stock options  .......................................                    205                    190
Deferred financing fees ..........................................                    (44)                (1,571)
                                                                          -----------------      -----------------
Net cash used in continuing operations............................                 (1,154)                (1,899)
Net cash used in discontinued operations..........................                (23,407)                     -
                                                                          -----------------      -----------------
Net cash (used in) financing activities...........................                (24,561)                (1,899)
                                                                          -----------------      -----------------
Increase (decrease) in cash.......................................                 (1,284)                   416
Cash, at beginning of period......................................                  1,284                      -
                                                                          -----------------      -----------------
Cash, at end of period............................................     $                -     $              416
                                                                          =================      =================

Supplemental disclosures of cash flow information:
Interest paid ....................................................     $               77     $            1,098
                                                                          =================      =================
Non-cash items:
Future site restoration...........................................     $               17     $               45
                                                                          =================      =================

                                 See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
               Notes to CondensedConsolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands except per share data)

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2004. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Grey Wolf Exploration Inc. ("Grey
Wolf"). On February 28, 2005 Grey Wolf closed an initial public offering, resulting in our substantial divestiture of our capital stock and operations in Grey Wolf. As a result of the disposal of Grey Wolf, the results of operations of Grey Wolf through February 28, 2005 are reflected in our Financial Statements as discontinued operations.

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

     Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In January 2003, the Company amended the exercise price to $0.66 on certain options with an existing exercise price greater than $0.66. The Company recognized approximately $2.1 million and $ 603,000 in expense during the quarters ended March 31, 2004 and 2005, respectively, as Stock-based compensation expense in the accompanying consolidated financial statements.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation" (SFAS
123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended March 31, 2005 and 2004, risk-free interest rates of 1.5%; dividend yields of -0-%; volatility factor of the expected market price of the Company's common stock of .35; and a weighted-average expected life of the option of ten years.

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

       Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three months ended March 31, 2005 and March 31, 2004 would have been:

                                                                       Three Months Ended March 31,
                                                                  ---------------------------------------
                                                                        2005                  2004
                                                                  ------------------     ----------------
     Net income (loss) as reported                             $             9,217   $         (5,557)
     Add: Stock-based employee  compensation expense included
        in reported net income, net of related tax effects                     603              2,063
     Deduct: Total stock-based employee  compensation expense
        determined  under  fair  value  based  method for all
        awards, net of related tax effects                                     (25)               (37)
                                                                  ------------------     ----------------
     Pro forma net income (loss)                               $             9,795   $         (3,531)
                                                                  ==================     ================

     Earnings (loss) per share:
        Basic - as reported                                    $              0.25    $         (0.15)
                                                                  ==================     ================
        Basic - pro forma                                      $              0.27    $         (0.10)
                                                                  ==================     ================
        Diluted - as reported                                  $              0.25    $         (0.15)
                                                                  ==================     ================
        Diluted - pro forma                                    $              0.27    $         (0.10)
                                                                  ==================     ================

    Certain prior year balances have been reclassified for comparative purposes.

Note 2.  Discontinued operations

     On February 28, 2005, Grey Wolf completed an IPO resulting in Abraxas substantially divesting itself of its' investment in Grey Wolf. Pursuant to an Underwriting Agreement, the underwriters purchased 17.8 million common shares of Grey Wolf capital stock from Grey Wolf ("Treasury Shares"), and 9.1 million shares of Grey Wolf common stock owned by Abraxas from Abraxas ("Secondary Shares") at a purchase price of CDN $2.80 per share.

     Grey Wolf utilized the proceeds from the sale of the Treasury Shares to re-pay and terminate its $35 million term loan and re-pay $1 million in inter-company debt to Abraxas. Abraxas utilized the $1 million received from Grey Wolf and the proceeds received from the sale of the Secondary Shares to re-pay outstanding debt under its $25 million second lien increasing rate bridge loan.

     Abraxas also granted an over-allotment option to the underwriters to purchase from Abraxas, at the underwriters' election, up to an additional
3,902,360 shares of Grey Wolf common stock held by Abraxas (the "Option Shares"). On March 24, 2005, the Company was advised of the underwriter's intent to exercise 3.5 million of the over allotment option shares. Closing for this exercise occurred on March 31, 2005 and provided approximately $7.6 million that Abraxas utilized to payoff the remaining balance of its bridge loan and reduce the outstanding balance under its senior secured revolving credit facility.

     The operations of Grey Wolf, previously reported as a business segment, are reported as discontinued operations for all periods presented in the accompanying financial statements and the operating results are reflected separately from the results of continuing operations.

     Income from discontinued operations for the period ended March 31, 2005 includes a gain on the disposal of Grey Wolf of $19.6 million, less non-cash income tax of $6.1 million, and a loss from operations, including debt retirement costs, of $2.8 million.


Note 3.  Income Taxes

     The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     For the period ended March 31, 2005, there is no current or deferred income tax expense or benefit due to losses and/or loss carryforwards and valuation allowance which has been recorded against such benefits.


Note 4.  Long-Term Debt

         Long-term debt consisted of the following:
                                                                              March 31         December 31
                                                                           -----------------------------------
                                                                                2005               2004
                                                                           ----------------  -----------------
Floating rate Senior Secured Notes due 2009............................      $    125,000      $     125,000
Senior Secured Revolving Credit Facility...............................                 7              1,425
                                                                           ----------------  -----------------
                                                                                  125,007            126,425
Less current maturities ...............................................                 -                  -
                                                                           ----------------  -----------------
                                                                              $    125,007      $    126,425
                                                                           ================  =================

     Floating Rate Senior Secured Notes due 2009. In connection with the October 2004 financial restructuring, Abraxas issued $125 million in aggregate principal amount of Floating Rate Senior Secured Notes due 2009. The new notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004 at a per annum floating rate of six-month LIBOR plus 7.50%. The initial interest rate on the new notes is 9.72% per annum. The interest will be reset semi-annually on each June 1 and December 1, commencing on June 1, 2005. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2005.

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

Note 5. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   Three Months Ended March 31,
                                                                               -------------------------------------
                                                                                       2005               2004
                                                                               ------------------    ---------------
    Numerator:
         Net loss before effect of discontinued operations.................    $         (1,514)  $        (5,755)
         Discontinued operations...........................................              10,731               198
                                                                                   --------------    ---------------
         Net earnings (loss) available to common stockholders .............    $          9,217   $        (5,557)
                                                                                   ==============    ===============


    Denominator:
         Denominator for basic earnings per share - weighted-average shares.          36,603,592         36,011,657
         Effect of dilutive securities:
            Stock options and Warrants......................................                   -                  -
                                                                                   --------------    ---------------
         Denominator   for   diluted    earnings   per   share   -   adjusted
            weighted-average shares and assumed Conversions.................          36,603,592         36,011,657
                                                                                   ==============    ===============
    Basic earnings (loss) per share:
        Net earnings (loss) before cumulative effect of accounting change  .   $           (0.04) $          (0.16)
        Discontinued operations.............................................                0.29              0.01
                                                                                   --------------    ---------------
    Net earnings (loss) per common share - basic                               $            0.25  $          (0.15)
                                                                                   ==============    ===============

    Diluted earnings (loss) per share:
        Net earnings (loss)  before cumulative effect of accounting change..   $           (0.04) $          (0.16)
        Discontinued operations ............................................                0.29              0.01
                                                                                   --------------    ---------------
    Net earnings (loss) per common share - diluted..........................   $            0.25  $          (0.15)
                                                                                   ==============    ===============

     For the three months ended March 31, 2004 and 2005, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses from continuing operations incurred in the periods. Had there not been losses in these periods, dilutive shares would have been 1,952,370 shares and 1,660,480 shares for the three months ended March 31, 2004 and 2005 respectively.

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

     The following table sets forth the Company's current hedge position:

           Time Period                         Notional Quantities                      Price
---------------------------------- -------------------------------------------- ----------------------
April 2005                         7,100 MMbtu of production per day            Floor of $4.50
                                   400 Bbls of crude oil production per day     Floor of $25.00

May - December 2005                9,500 MMbtu of production per day            Floor of $5.00


Note 7. Contingencies - Litigation

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2005, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

Note 8.  Recent Accounting Pronouncements

     In March 2005 the FASB issued Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143". This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

     This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company does not anticipate this interpretation to impact its financial statements.

                          ABRAXAS PETROLEUM CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Prior to February 2005, Grey Wolf Exploration Inc. was a wholly-owned Canadian subsidiary of Abraxas. In February 2005, Grey Wolf, closed on an initial public offering resulting in the substantial divestiture of our capital stock in Grey Wolf. As a result of the Grey Wolf IPO, and the significant divestiture of our interest in Grey Wolf, the results of operations of Grey Wolf are reflected in our Financial Statements and in this document as "Discontinued Operations" and our remaining operations are referred to in our Financial Statements and in this document as "Continuing Operations" or "Continued Operations". Unless otherwise noted, all disclosures are for continuing operations.


     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2004.

Critical Accounting Policies

     There have been no changes from the Critical Accounting Polices described in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

         o  the level of and interest rates on borrowings; and

         o the level and success of exploitation, exploration and development activity.

     Commodity Prices and Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. The table below illustrates how natural gas prices have fluctuated over the eight quarters prior to and including the quarter ended March 31, 2005 and contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.


                                              Natural Gas Prices by Quarter (in $ per Mcf)
                                                           Quarter Ended
             -------------------------------------------------------------------------------------------------------------
             June 30,       Sept.          Dec. 31,       Mar 31,       June 30,      Sept.         Dec. 31,       Mar 31,
               2003         30, 2003         2003          2004           2004        30, 2004        2004           2005
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    --------
Index        $5.51          $5.10         $4.60          $5.69          $5.97         $5.85         $6.77         $6.30
Realized     $5.05          $4.47         $4.29          $4.98          $5.52         $5.24         $6.14         $5.26


         The NYMEX natural gas price on May 10, 2005 was $6.69 per Mcf.

     The table below illustrates how crude oil prices have fluctuated over the eight quarters prior to and including the quarter ended March 31, 2005 and contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.

                                                Crude Oil Prices by Quarter (in $ per Bbl)
                                                           Quarter Ended
             -------------------------------------------------------------------------------------------------------------
             June 30,       Sept.          Dec. 31,      Mar. 31,      June 30,       Sept.         Dec. 31,      Mar. 31,
               2003         30, 2003         2003          2004          2004         30, 2004        2004          2005
             ----------     ---------     -----------    ----------    ----------     ----------    ----------    --------
Index        $29.87         $30.85        $29.64         $34.76        $38.48         $42.32        $49.46        $47.33
Realized     $28.54         $29.55        $29.99         $34.18        $37.29         $42.43        $46.81        $47.13


         The NYMEX crude oil price on May 10, 2005 was $52.07 per Bbl.

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

              Time Period                          Notional Quantities                   Price
---------------------------------------- ----------------------------------------- -------------------
     April 2005                          7,100 Mmbtu of production per day         Floor of $4.50
                                         400 Bbl of crude oil production per day   Floor of $25.00

     May - December 2005                 9,500 Mmbtu of production per day         Floor of $5.00

     Production Volumes. Because our proved reserves will decline as natural gas, natural gas liquids and crude oil are produced, unless we acquire additional properties containing proved reserves or conduct successful exploitation, exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation and development projects.

     We had capital expenditures of $9.3 million for 2004 and $8.7, million, in the first quarter of 2005. As a result of the capital spending limitations included in our previous credit agreement and our 11 1/2 % secured notes due 2007, we were limited for most of 2004 in our ability to replace existing production and, consequently, our production volumes decreased during 2004 and continued to decrease in the first quarter of 2005. If crude oil and natural gas prices return to depressed levels or if our production levels continue to decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected.

     Availability of Capital. As described more fully under "Liquidity and Capital Resources" below, our sources of capital going forward will primarily be cash from operating activities, funding under our new revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. We currently have approximately $12.4 million of availability under our new revolving credit facility.

     Exploitation, Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and large inventory of drilling projects position us for future growth. Our properties are concentrated in locations that facilitate substantial economies of scale in drilling and production operations and more efficient reservoir management practices. We operate 94% of the properties accounting for approximately 95% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. In addition, we have 47 proved undeveloped locations and have identified over 100 drilling and recompletion opportunities on our existing acreage, the successful development of which we believe could significantly increase our daily production and proved reserves. During the first quarter of 2005 we have incurred capital expenditures of approximately $8.7 million with 7 wells in South and West Texas. We are currently drilling 1 horizontal well in West Texas and completing and/or testing 1 vertical well in West Texas and 3 horizontal wells in South Texas.

     Our future natural gas and crude oil production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our natural gas and crude oil properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development, exploitation and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploitation and development activities will result in increases in our proved reserves. In addition, approximately 49% of our total estimated proved reserves at December 31, 2004 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations.

     Borrowings and Interest. We currently have indebtedness of approximately $125.0 million and availability of $12.4 million under our new revolving credit facility. In connection with the refinancing transactions completed in October 2004, interest on the new notes will be paid in cash. This increase in cash interest expense will require us to increase our production and cash flow from operations in order to meet our debt service requirements, as well as to fund the development of our numerous drilling opportunities.

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

Results of Operations

     The following table sets forth certain of our operating data for the periods presented. All data is for continuing operations.

                                                                             Three Months Ended
                                                                                 March 31,
                                                                        ----------------------------
                                                                           2005              2004
                                                                        -----------       ----------
Operating Revenue: (1)
Crude oil sales...................................................   $       2,437     $      1,924
Natural gas sales ................................................           5,088            5,804
Natural gas liquids sales.........................................               -               55
Rig operations....................................................             296              175
Other.............................................................               1                2
                                                                        -----------       ----------
                                                                     $       7,822     $      7,960
                                                                        ===========       ==========

Operating Income .................................................   $       2,079     $        576

Crude oil production (MBbl).......................................            51.7             56.3
Natural gas production (MMcf).....................................           967.0          1,166.5
Natural gas liquids production (MBbl).............................               -              2.3
Average crude oil sales price ($/Bbl).............................   $       47.13     $      34.18
Average natural gas sales price ($/Mcf)...........................   $        5.26     $       4.98
Average liquids sales price ($/Bbl)...............................   $           -     $      23.55

(1) Revenue and average sales prices are net of hedging activities.

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

     Operating Revenue. During the three months ended March 31, 2005, operating revenue from crude oil, natural gas and natural gas liquid sales decreased to $7.5 million from $7.8 for the first quarter of 2004. The decrease in revenue was primarily due to a decrease in production volumes offset by an increase in the realized price for natural gas and crude oil. The decrease in production volumes was due to natural field declines. There were no significant wells brought on line during the first quarter of 2005 due to capital expenditure restrictions during most of 2004 and delays in contracting equipment. Decreased production had a negative impact on revenue of approximately $1.2 million offset by revenue applicable to increased prices of approximately $946,000.

     Average sales prices net of hedging cost for the quarter ended March 31, 2005 were:

     o $47.13 per Bbl of crude oil,
     o $ 5.26 per Mcf of natural gas

     Average sales prices net of hedging cost for the quarter ended March 31, 2004 were:

     o $34.18 per Bbl of crude oil,
     o $23.55 per Bbl of natural gas liquid, and
     o $ 4.98 per Mcf of natural gas

Crude oil production volumes decreased from 56.3 MBbls during the quarter ended March 31, 2004 to 51.7 MBbls for the same period of 2005. Natural gas production volumes declined from 1,166.5 MMcf for the three months ended March 31, 2004 to
967.0 MMcf for the same period of 2005. As discussed above, the decreases were due to natural field declines with no significant new production brought on line during the first quarter of 2005.

     Lease Operating Expenses. Lease operating expenses ("LOE") for the three months ended March 31, 2005 remained constant at $2.3 million for quarter ended March 31, 2005 and 2004. LOE on a per Mcfe basis for the three months ended March 31, 2005 was $1.78 per Mcfe compared to $1.51 for the same period of 2004. The increase in per Mcfe cost was attributable to the decrease in production volumes during the first quarter of 2005 as compared to 2004.

     General and Administrative ("G&A") Expenses. G&A expenses decreased slightly to $946,000 during the quarter ended March 31, 2005 from $1.0 million for the first three months of 2004. G&A expense on a per Mcfe basis was $0.74 for the first quarter of 2005 compared to $0.69 for the same period of 2004. The increase in G&A expense on a per Mcfe basis was primarily due to a decline in production volumes during the first quarter of 2005 compared to the same period in 2004.

     Stock-based Compensation. In accordance with FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25, certain modifications to fixed stock option awards require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share. The price of our common stock increased during the quarter ended March 31, 2005 resulting in the recognition of approximately $603,000 as stock-based compensation expense for the quarter then ended. We recognized approximately $2.1 million as stock-based compensation expense during the quarter ended March 31, 2004 related to these repricings.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense decreased slightly to $1.7 million for the three months ended March 31, 2005 from $1.8 million for the same period of 2004. The decline in DD&A was primarily due to decreased production volumes in the first quarter of 2005 as compared to the same period of 2004. Our DD&A on a per Mcfe basis for the three months ended March 31, 2005 was $1.33 per Mcfe compared to $1.21 per Mcfe in 2004.

     Interest Expense. Interest expense decreased from $4.9 million for the first three months of 2004 to $3.1 million in 2005. The decrease in interest expense was due to the restructuring of our long-term debt in October 2004.

     Discontinued Operations. Income from discontinued operations was $10.7 million in the first quarter of 2005 compared to $198,000 for the same period of 2004. Income in 2005 includes a loss from operations, including debt retirement costs, of $2.8 million and the gain from the disposal of Grey Wolf of $19.6 million offset by $6.1 million of non-cash income tax expense.

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

     Working Capital (Deficit). At March 31, 2005, our current liabilities of approximately $16.6 million exceeded our current assets of $6.6 million resulting in a working capital deficit of $10.0 million. This compares to a working capital deficit of approximately $3.9 million at December 31, 2004.

Current liabilities at March 31, 2005 consisted of trade payables of $8.4 million, revenues due third parties of $2.1 million, accrued interest of $5.2 million and other accrued liabilities of $0.9 million.

     Capital expenditures. Capital expenditures during the first three months of 2005 were $8.7 million compared to $2.2 million during the same period of 2004. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 2005 and 2004.

                                                                            Three Months Ended
                                                                                 March 31
                                                                --------------------------------------------
                                                                       2005                      2004
                                                                -------------------        -----------------
Expenditure category (in thousands):
  Development.................................................  $           8,560      $           2,118
  Facilities and other........................................                 92                     71
                                                                    ---------------        -----------------
      Total...................................................  $           8,652      $           2,189
                                                                    ===============        =================

     During the three months ended March 31, 2005 and 2004, capital expenditures were primarily for the development of existing properties. For 2004, our capital expenditures were subject to limitations imposed under our previously existing credit facility and 11 1/2% secured notes due 2007. These limitations were removed in connection with the refinancing that was completed in October 2004. We anticipate making capital expenditures for 2005 of approximately $22.0 million. During the first quarter of 2005 we undertook 7 projects expending approximately $8.7 million. Our capital expenditures could include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline from current levels, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset crude oil and natural gas production volumes decreases caused by natural field declines and sales of producing properties.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities relating to continuing operations are summarized in the following table and discussed in further detail below:

                                                                  Three Months Ended
                                                                        March 31,
                                                           --------------------------------
                                                                2005               2004
                                                           ---------------     ------------
Net cash provided by operating activities              $        9,489      $       4,504
Net cash used in investing activities                          (8,652)            (2,189)
Net cash  used in financing activities                         (1,154)            (1,899)
                                                           ---------------     ------------
Total                                                  $         (317)     $         416
                                                           ===============     ============

     Operating activities during the three months ended March 31, 2005 provided us $9.5 million cash compared to providing $4.5 million in the same period in 2004. Net income plus non-cash expense items during 2004 and 2005 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities used $1.2 million for the first three months of 2005 compared to using $1.9 million for the same period of 2004. Most of these funds were used to reduce our long-term debt and for financing fees. Investing activities used $8.7 million during the three months ended March 31, 2005 compared to using $2.2 million for the quarter ended March 31, 2004. Expenditures during the quarter ended March 31, 2005 and March 31, 2004 were primarily for the development of existing properties.

     Future Capital Resources. We currently have four principal sources of liquidity going forward: (i) cash from operating activities, (ii) funding under our new revolving credit facility, (iii) cash on hand, and (iv) if an appropriate opportunity presents itself, the sale of producing properties. While we are no longer subject to limitations on capital expenditures under our 11 1/2% secured notes due 2007, covenants under the indenture for the new notes and the new revolving credit facility restrict our use of cash from operating activities, cash on hand and any proceeds from asset sales. Under the terms of the notes, proceeds of optional sales of our assets that are not timely reinvested in new natural gas and crude oil assets will be required to be used to reduce indebtedness and proceeds of mandatory sales must be used to redeem indebtedness. The terms of the new notes and the new revolving credit facility also substantially restrict our ability to:

         o  incur additional indebtedness;

         o  grant liens;

         o  pay dividends or make certain other restricted payments;

         o  merge or consolidate with any other person; or

         o sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

     Our cash flow from operations depends heavily on the prevailing prices of natural gas and crude oil and our production volumes of natural gas and crude oil. Historically downturns in commodity prices have reduced our cash flow from operating activities. Although we have hedged a portion of our natural gas and crude oil production and will continue this practice as required pursuant to the new revolving credit facility, future natural gas and crude oil price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Low natural gas and crude oil prices could also negatively affect our ability to raise capital on terms favorable to us.

     Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. Due to sales of properties in 2002 and 2003, and restrictions on capital expenditures under the terms of our old notes, we now have significantly reduced reserves and production as compared with pre-2003 levels. In the future, if an appropriate opportunity presents itself, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploitation, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. While we have had some success in pursuing these activities since January 1, 2003, we have not been able to fully replace the production volumes lost from natural field declines and property sales. During the first quarter of 2005 we have incurred capital expenditures of approximately $8.7 million with 7 wells in South and West Texas. We are currently drilling 1 horizontal well in West Texas and completing and/or testing 1 vertical well in West Texas and 3 horizontal wells in South Texas. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. The risk of not finding commercially productive reservoirs will be compounded by the fact that 49% of our total estimated proved reserves at December 31, 2004 were undeveloped. If the volume of natural gas and crude oil we produce decreases, our cash flow from operations may decrease.

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

 Contractual Obligations


    We are committed to making cash payments in the future on the following types of agreements:

     o   Long-term debt
     o   Operating leases for office facilities

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2005:

                                               Payments due in:
-------------------------------------------------------------------------------------------------------
  Contractual Obligations       Total        Less than                                 More than 5
   (dollars in thousands)                     one year      1-3 years     3-5 years        years
----------------------------- ------------- -------------- ------------- ------------- ----------------
Long-Term Debt (1)            $   125,007   $        -     $        -    $  125,007              -
Operating Leases (2)                  277          254             23             -              -


(1) These amounts represent the balances outstanding under the revolving credit facility and the new notes. These repayments assume that we will not draw down additional funds.

(2) Office lease obligations. The lease for office space for Abraxas expires in 2006 .

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

Long-Term Indebtedness.

                                                                              March 31         December 31
                                                                           -----------------------------------
                                                                                2005               2004
                                                                           ----------------  -----------------
                                                                                     (In thousands)
Floating rate senior secured notes due 2009............................      $    125,000     $     125,000
Senior secured revolving credit facility...............................                 7             1,425
                                                                           ----------------  -----------------
                                                                                  125,007           126,425
Less current maturities ...............................................                 -                 -
                                                                           ----------------  -----------------
                                                                             $    125,007      $    126,425
                                                                           ================  =================

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

     The new notes rank equally among themselves and with all of our unsubordinated and unsecured indebtedness, including our new credit facility and senior in right of payment to our existing and future subordinated indebtedness.

     Each of our subsidiaries, Eastside Coal Company, Inc., Sandia Oil & Gas Corporation, Sandia Operating Corp., Wamsutter Holdings, Inc. and Western Associated Energy Corporation (collectively, the "Subsidiary Guarantors"), has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest on the new notes on a senior secured basis. In addition, any other subsidiary or affiliate of ours, that in the future guarantees any other indebtedness with us, or our restricted subsidiaries, will also be required to guarantee the new notes.

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

     The indenture also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, including our new credit facility, bankruptcy, and material judgments and liabilities.

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

     Each of our current subsidiaries has guaranteed, and each of our future restricted subsidiaries will guarantee, our obligations under the new revolving credit facility on a senior secured basis. In addition, any other subsidiary or affiliate of ours, that in the future guarantees any of our other indebtedness or of our restricted subsidiaries will be required to guarantee our obligations under the new revolving credit facility. Obligations under the new revolving credit facility are secured, together with the new notes, by a shared first priority perfected security interest, subject to certain permitted encumbrances, in all of our and each of our restricted subsidiaries' material property and assets, including substantially all of our and their natural gas and crude oil properties and all of the capital stock (or in the case of an unrestricted subsidiary that is a controlled foreign corporation, up to 65% of the outstanding capital stock) in any entity, owned by us and our restricted subsidiaries.

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

     Intercreditor Agreement. The holders of the new notes, together with the lenders under our new credit facility, are subject to an Intercreditor, Security and Collateral Agency Agreement, which specifies the rights of the parties thereto to the proceeds from the Collateral. The Intercreditor Agreement, among other things, (i) creates security interests in the Collateral in favor of a collateral agent for the benefit of the holders of the new notes and the new credit facility lenders and (ii) governs the priority of payments among such parties upon notice of an event of default under the Indenture or the new credit facility.

     So long as no such event of default exists, the collateral agent will not collect payments under the new credit facility documents or the indenture governing the new notes and other new note documents (collectively, the "Secured Documents"), and all payments will be made directly to the respective creditor under the applicable Secured Document. Upon notice of an event of default and for so long as an event of default exists, payments to each new credit facility lender and holder of the new notes from us and our current subsidiaries and proceeds from any disposition of any collateral, will, subject to limited exceptions, be collected by the collateral agent for deposit into a collateral account and then distributed as provided in the following paragraph.

     Upon notice of any such event of default and so long as an event of default exists, funds in the collateral account will be distributed by the collateral agent generally in the following order of priority:

     first,  to  reimburse  the  collateral  agent  for  expenses   incurred  in
protecting and realizing upon the value of the Collateral;

     second, to reimburse the new credit facility administrative agent and the trustee, on a pro rata basis, for expenses incurred in protecting and realizing upon the value of the Collateral while any of these parties was acting on behalf of the Control Party (as defined below);

     third, to reimburse the new credit facility administrative agent and the trustee, on a pro rata basis, for expenses incurred in protecting and realizing upon the value of the Collateral while any of these parties was not acting on behalf of the Control Party;

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

     eighth, to pay all outstanding principal of (and then any other unpaid amounts, including, without limitation, any premium with respect to) the new notes; and

     ninth, to pay each new credit facility lender, holder of the new notes, and other secured party, on a pro rata basis, all other amounts outstanding under the new credit facility and the new notes.

     To the extent there exists any excess monies or property in the collateral account after all of ours and our subsidiaries' obligations under the new credit facility, the indenture and the new notes are paid in full, the collateral agent will be required to return such excess to us.

     The collateral agent will act in accordance with the Intercreditor Agreement and as directed by the holders of the new notes and the new credit facility lenders, acting as a single class, by vote of the holders of a majority of the aggregate principal amount of outstanding obligations under the new notes and the new credit facility.

     The Intercreditor Agreement provides that the lien on the assets constituting part of the Collateral that is sold or otherwise disposed of in accordance with the terms of each Secured Document may be released if (i) no default or event of default exists under any of the Secured Documents, (ii) we have delivered an officers' certificate to each of the collateral agent, the trustee, the new credit facility administrative agent certifying that the proposed sale or other disposition of assets is either permitted or required by, and is in accordance with the provisions of, the applicable Secured Documents and (iii) the collateral agent has acknowledged such certificate.

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

Net Operating Loss Carryforwards.

     At December 31, 2004, we had $184.0 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2022 if not utilized.

     Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have established a valuation allowance of $73.0 million for deferred tax assets at December 31, 2004 and March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

     As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil, natural gas and natural gas liquids. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the quarter ended March 31, 2005, a 10% decline in crude oil, natural gas and natural gas liquids prices would have reduced our operating revenue, cash flow and net income by approximately $752,500 for the quarter.

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

Interest rate risk

     At March 31, 2005, as a result of the financial restructuring that occurred in October 2004, we had $125.0 million in outstanding indebtedness under the floating rate senior secured notes due 2009. The notes bear interest at a per annum rate of six-month LIBOR plus 7.5%. The rate is redetermined on June 1 and December 1 of each year, beginning June 1, 2005. The current rate on the new notes is 9.72%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.3 million on an annual basis. At March 31, 2005 we had $7,000 of outstanding indebtedness under our new revolving credit facility. Interest on this facility accrues at the prime rate announced by Wells Fargo Bank plus 1.00%. For every percentage point increase in the announced prime rate, our interest expense would increase by approximately $70 on an annual basis.

Item 4.  Controls  and Procedures.

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective and designed to ensure that material information relating to Abraxas and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities. There were no changes in our internal controls that could materially affect, or are reasonably likely to materially affect our financial reporting.

                          ABRAXAS PETROLEUM CORPORATION

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.

     There have been no changes in legal proceedings from that described in the Company's Annual Report of Form 10-K for the year ended December 31, 2004, and in Note 7 in the Notes to Condensed Consolidated Financial Statements contained in Part I of this report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

     On November 3, 2004, Abraxas Petroleum Corporation ("Abraxas") filed a Current Report on Form 8-K which described Abraxas' completion of a financial restructuring on October 28, 2004. In connection with the October 2004 restructuring, and also as described in the November 3, 2004 Current Report on Form 8-K, Abraxas issued to Guggenheim Corporate Funding, LLC ("Guggenheim") warrants to purchase up to 1,000,000 shares of the Abraxas' common stock at a purchase price of $0.01 per share.

     On March 31, 2005, pursuant to the terms of the warrants, Guggenheim exercised its warrants to purchase 1,000,000 shares of our common stock by providing Abraxas notice of such exercise and instructing Abraxas to issue 996,479 shares and withhold 3,521 shares of stock otherwise issuable upon exercise of the warrants as consideration for the shares to be issued pursuant to the warrants.

     In connection with issuing the warrants and the shares to Guggenheim, Abraxas relied on the exemption from registration requirements provided by
Section 4(2) of the Securities Act of 1933, as amended, in that no public offering was involved.

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




    Date: May 13, 2005               By:/s/ Robert L.G. Watson
         -------------                  -------------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  May 13, 2005               By:/s/Chris Williford
         --------------                  -------------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer