Form 10-Q
period 2005-06-30
ABRAXAS PETROLEUM CORP
filed 2005-08-10
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ___ No X

     The number of shares of the issuer's common stock outstanding as of August 8, 2005 was:

         Class                                        Shares Outstanding
         -----                                        ------------------
Common Stock, $.01 Par Value                              41,966,500

Forward-Looking Information

     We make forward-looking statements throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like "believe", "expect", "anticipate", "intend", "plan", "seek", "estimate", "could", "potentially" or similar expressions), you must remember that these are forward-looking statements and that our expectations may not be correct, even though we believe they are reasonable. The forward-looking information contained in this document is generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management's reasonable estimates of future results or trends. The factors that may affect our expectations regarding our operations include, among others, the following:

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

o    results of our hedging activities;and

o    other factors discussed elsewhere in this document.


     In addition to these factors, important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004 which are incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

                          ABRAXAS PETROLEUM CORPORATION
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -      Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheets -
                           June 30, 2005 and December 31, 2004..................................4
                  Condensed Consolidated Statements of Operations -
                           Three and Six Months Ended June 30, 2005 and 2004....................6
                  Condensed Consolidated Statements of Cash Flows -
                           Six Months Ended June 30, 2005 and 2004..............................7
                  Notes to Condensed Consolidated Financial Statements..........................8

ITEM 2 -          Management's Discussion and Analysis of Financial Condition and
                           Results of Operations...............................................14

ITEM 3 -          Quantitative and Qualitative Disclosure about Market Risks...................27

ITEM 4 -          Controls and Procedures......................................................28

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal Proceedings 29
ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds...........................29
ITEM 3 - Defaults Upon Senior Securities.......................................................29
ITEM 4 - Submission of Matters to a Vote of Security Holders...................................29
ITEM 5 - Other Information ....................................................................30
ITEM 6 - Exhibits..............................................................................30
              Signatures   ....................................................................31



                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                          June 30,
                                                                            2005               December 31,
                                                                         (Unaudited)               2004
                                                                     ------------------     -------------------
Assets:
Current assets:
   Cash ...................................................       $                  -   $              1,284
   Accounts receivable, net
          Joint owners..........................................                   247                    471
          Oil and gas production................................                 4,783                  4,724
          Other.................................................                    46                     66
                                                                      ------------------     -------------------
                                                                                 5,076                  5,261

  Equipment inventory...........................................                   792                    735
  Other current assets..........................................                 1,029                    752
                                                                      ------------------     -------------------
                                                                                 6,897                  8,032
  Assets held for sale..........................................                     -                 52,600
                                                                      ------------------     -------------------
       Total current assets.....................................                 6,897                 60,632

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved....................................................               314,973                297,647
   Other property and equipment.................................                 3,044                  2,930
                                                                      ------------------     -------------------
           Total................................................               318,017                300,577
      Less accumulated depreciation, depletion, and
        amortization............................................               226,015                222,500
                                                                      ------------------     -------------------
      Total property and equipment - net........................                92,002                 78,077

Deferred financing fees, net ...................................                 6,812                  7,618
Deferred tax asset..............................................                     -                  6,060
Other assets  ..................................................                   298                    298
                                                                      ------------------     -------------------
  Total assets..................................................  $            106,009   $            152,685
                                                                      ==================     ===================





                                 See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                                          June 30,
                                                                            2005                 December 31,
                                                                         (Unaudited)                 2004
                                                                     --------------------     -------------------
Liabilities and Stockholders' Deficit
Current liabilities:
 Accounts payable...............................................  $              7,243     $              5,622
  Oil and gas production payable................................                 2,332                    2,443
  Accrued interest..............................................                 1,216                    2,170
  Other accrued expenses........................................                 1,243                    1,654
                                                                     --------------------     -------------------
                                                                                12,034                   11,889
  Liabilities related to assets held for sale...................                     -                   66,947
                                                                     --------------------     -------------------
    Total current liabilities...................................                12,034                   78,836

Long-term debt..................................................               136,277                  126,425

Future site restoration.........................................                   942                      888
                                                                     --------------------     -------------------
         Total liabilities......................................               149,253                  206,149

Stockholders' deficit:
  Common Stock, par value $.01 per share-
  Authorized 200,000,000 shares; issued, 37,889,515 and 36,597,045
   at June 30,2005 and December 31, 2004, respectively..........                   379                      366
   Additional paid-in capital...................................               146,668                  146,185
  Accumulated deficit...........................................              (190,849)                (202,534)
  Treasury stock, at cost, 56,477 and 105,989 shares at June
   30, 2005 and December 31, 2004 respectively..................                  (408)                    (549)
  Accumulated other comprehensive loss..........................                   966                    3,068
                                                                     --------------------     -------------------
      Total stockholders' deficit...............................               (43,244)                 (53,464)
                                                                     --------------------     -------------------
Total liabilities and stockholders' deficit.....................  $            106,009     $            152,685
                                                                     ====================     ===================





                                 See accompanying notes to condensed consolidated financial statements




                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                        -------------------------------- ---------------------------------
                                                             2005               2004               2005             2004
                                                        ---------------- --------------- --------------- -----------------

Revenue:
   Oil and gas production revenues ...................  $       9,336    $       8,373   $     16,861    $     16,156
   Rig revenues ......................................            283              129            579             304
   Other  ............................................              8                2              9               4
                                                        ---------------- --------------- --------------- -----------------
                                                                9,627            8,504         17,449          16,464
Operating costs and expenses:
   Lease operating and production taxes ..............          2,522            2,319          4,800           4,607
   Depreciation, depletion, and amortization .........          1,817            1,819          3,515           3,658
   Rig operations ....................................            166              123            384             268
   General and administrative ........................          1,098            1,712          2,044           2,761
   Stock-based compensation ..........................           (326)          (2,316)           277            (253)
                                                        ---------------- --------------- --------------- -----------------
                                                                5,277            3,657         11,020          11,041
                                                        ---------------- --------------- --------------- -----------------
Operating income .....................................          4,350            4,847          6,429           5,423

Other (income) expense:
   Interest income ...................................              -               (1)            (1)             (5)
   Interest expense ..................................          3,407            4,223          6,541           9,131
   Amortization of deferred financing fee ............            403              467            854             912
   Financing cost.....................................              -              602              -           1,573
   Other..............................................            235                -            244              11
                                                        ---------------- --------------- --------------- -----------------
                                                                4,045            5,291          7,638          11,622
                                                        ---------------- --------------- --------------- -----------------
Earnings (loss) from continuing operations ........               305             (444)        (1,209)         (6,199)

Net income from discontinued operations (net of
   $6,060 income tax expense in 2005)                             (27)             816         10,704           1,014
                                                        ---------------- --------------- --------------- -----------------
Net earnings (loss)................................     $         278    $         372   $      9,495    $     (5,185)
                                                        ================ =============== =============== =================

Basic earnings (loss) per common share:
   Net earnings (loss) per common from continuing
     operations....................................     $        0.01    $       (0.01)  $       (0.03)  $       (0.17)
   Discontinued operations.........................                 -             0.02            0.29            0.03
                                                        ---------------- --------------- --------------- -----------------
Net earnings (loss) per common share - basic.......     $        0.01    $        0.01   $        0.26   $       (0.14)
                                                        ================ =============== =============== =================

Diluted earnings (loss) per common share:
   Net earnings (loss) per common from continuing
     operations....................................     $        0.01    $       (0.01)  $       (0.03)  $       (0.17)
   Discontinued operations.........................                 -             0.02            0.29            0.03
                                                        ---------------- --------------- --------------- -----------------
Net earnings (loss) per common share - diluted.....     $        0.01    $        0.01   $        0.26   $       (0.14)
                                                        ================ =============== =============== =================


                                 See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                     ----------------------------------------------
                                                                                2005                   2004
                                                                     ----------------------      ------------------
     Operating Activities
     Net earnings (loss)...........................................  $              9,495     $          (5,185)
     (Income)from discontinued operations..........................               (10,704)               (1,014)
                                                                           ----------------      ------------------
     Loss from continuing operations...............................                (1,209)               (6,199)
     Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation, depletion, and amortization....................                 3,515                 3,658
      Amortization of deferred financing fees......................                   854                   912
      Accretion of future sit restoration..........................                    45                    80
      Non-cash interest and financing cost.........................                     -                 5,966
      Stock-based compensation                                                        277                  (253)
      Changes in operating assets and liabilities:
          Accounts receivable......................................                 1,209                 1,759
          Equipment inventory......................................                   (57)                    4
          Other ...................................................                 2,058                    (6)
          Accounts payable and accrued expenses....................                   154                (2,294)
                                                                           ----------------      ------------------
     Net cash provided by continuing operations....................                 6,846                 3,627
     Net cash (used in) provided by discontinued operations........                (4,132)                3,573
                                                                           ----------------      ------------------
     Net cash provided by operations                                                2,714                 7,200

     Investing Activities
     Capital expenditures, including purchases and development  of
       properties  ................................................               (17,440)               (3,512)
      Unrealized gain on investment................................                   966                     -
                                                                           ----------------      ------------------
     Net cash used in continuing operations........................               (16,474)               (3,512)
     Net cash provided by (used in) discontinued operations........                25,719                (3,573)
                                                                           ----------------      ------------------
     Net cash provided by (used in) investing activities...........                 9,245                (7,085)

     Financing Activities
     Proceeds from long-term borrowings............................                11,823                 5,372
     Payments on long-term borrowings..............................                (1,971)               (3,600)
     Proceeds from stock sale receivable...........................                     -                    98
     Issuance of stock for compensation............................                   102                   328
     Deferred financing fees ......................................                   (48)               (1,653)
     Exercise of stock options  ...................................                   258                   193
                                                                           ----------------      ------------------
     Net cash provided by continuing operations....................                10,164                   738
     Net cash used in discontinued operations......................               (23,407)                    -
                                                                           ----------------      ------------------
     Net cash (used in) provided by financing activities...........               (13,243)                  738
                                                                           ----------------      ------------------
     Increase (decrease) in cash...................................                (1,284)                  998
     Cash, at beginning of period..................................                 1,284                   493
                                                                           ----------------      ------------------
     Cash, at end of period........................................     $               -     $           1,491
                                                                           ================      ==================

     Supplemental disclosure of cash flow information:
     Interest paid.................................................     $           7,290     $           2,321
                                                                           ================      ==================
     Non-cash items:
     Future site restoration.......................................     $              19     $             147
                                                                           ================      ==================

                                 See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands, except per share data)

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2004. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional 9details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Grey Wolf Exploration Inc. ("Grey
Wolf"). On February 28, 2005 Grey Wolf closed an initial public offering, resulting in the substantial divestiture of our capital stock and operations in G9rey Wolf. As a result of the disposal of Grey Wolf, the results of operations of Grey Wolf through February 28, 2005 are reflected in our Financial Statements as discontinued operations.

     Stock-based Compensation.

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. Ac9cordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In January 2003, the Company amended the exercise price to $0.66 on certain options with an existing exercise price greater than $0.66. The Company recognized benefits of approximately $2.3 million and $253,000 during the three and six months ended June 30, 2004, respectively, as stock-based compensation expense in the accompanying consolidated financial statements. For the three and six months ended June 30, 2005, the Company recognized a benefit of approximately $326,000 and expense of $277,000, respectively.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation" (SFAS
123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter and six months ended June 30, 2005 and 2004, risk-free interest rates of 2.9% and 1.5%, respectively; dividend yields of -0-%; volatility factor of the expected market price of the Company's common stock of .185 and .35 respectively; and a weighted-average expected life of the option of eight and ten years, respectively.

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

     In October 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS No. 148), providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirement of SFAS 123 to include prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 on December 31, 2002.

     Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three and six months ended June 30, 2005 and June 30, 2004 would have been:

                                               Three Months Ended June 30,     Six Months Ended June 30,
                                               ----------------------------    --------------------------
                                                      2005           2004           2005           2004
                                                          (In Thousands, except per share data)
                                               ----------------------------------------------------------
Net income (loss) as reported              $           278   $         372         9,495 $      (5,185)
Add:  Stock-based  employee  compensation
   expense   included  in  reported   net
   income, net of related tax effects
                                                      (326)         (2,316)          277          (253)
Deduct:    Total   stock-based   employee
   compensation  expense determined under
   fair  value   based   method  for  all
   awards, net of related tax effects                  (16)           (35)           (41)          (71)
                                               -------------   ------------    ----------    ------------
Pro forma net income (loss)                $           (64)  $      (1,979)        9,731$       (5,509)
                                               =============   ============    ==========    ============

Earnings (loss) per share:
   Basic - as reported                     $          0.01   $        0.01           0.26       (0.14)
                                               =============   ============    ==========    ============
   Basic - pro forma                       $            -    $       (0.05)          0.26       (0.15)
                                               =============   ============    ==========    ============
   Diluted - as reported                   $          0.01   $        0.01           0.26       (0.14)
                                               =============   ============    ==========    ============
   Diluted - pro forma                     $            -    $       (0.05)          0.26       (0.15)
                                               =============   ============    ==========    ============

     Certain  prior  year  balances  have  been   reclassified  for  comparative
purposes.

Note 2.  Discontinued operations

     On February 28, 2005, Grey Wolf completed an IPO resulting in Abraxas substantially divesting itself of its investment in Grey Wolf. Pursuant to an Underwriting Agreement, the underwriters purchased 17.8 million common shares of Grey Wolf capital stock from Grey Wolf ("Treasury Shares"), and 9.1 million shares of Grey Wolf common stock owned by Abraxas from Abraxas ("Secondary Shares") at a purchase price of CDN $2.80 per share.

     Grey Wolf utilized the proceeds from the sale of the Treasury Shares to re-pay and terminate its $35 million term loan and re-pay $1 million in inter-company debt to Abraxas. Abraxas utilized the $1 million received from Grey Wolf and the proceeds received from the sale of the Secondary Shares to re-pay outstanding debt under its $25 million second lien increasing rate bridge loan.

     Abraxas also granted an over-allotment option to the underwriters to purchase from Abraxas, at the underwriters' election, up to an additional
3,902,360 shares of Grey Wolf common stock held by Abraxas (the "Option Shares"). On March 24, 2005, Abraxas was advised of the underwriter's intent to exercise 3.5 million of the over-allotment option shares. Closing occurred on March 31, 2005 and provided approximately $7.6 million that Abraxas utilized to re-pay the remaining balance of its bridge loan and reduce the outstanding balance under its senior secured revolving credit facility.

     The operations of Grey Wolf, previously reported as a business segment, are reported as discontinued operations for all periods presented in the accompanying financial statements and the operating results are reflected separately from the results of continuing operations.

     Income from discontinued operations for the six months ended June 30, 2005 includes a gain on the disposal of Grey Wolf of $19.6 million, less non-cash income tax of $6.1 million, and a loss from operations, including debt retirement costs, of $2.8 million.

Note 3.  Income Taxes

     The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     For the period ended June 30, 2005, there is no current or deferred income tax expense or benefit due to losses and/or loss carryforwards and valuation allowance which has been recorded against such benefits.

Note 4.  Long-Term Debt

         Long-term debt consisted of the following:
                                                                              June 30,        December 31,
                                                                           -----------------------------------
                                                                                2005               2004
                                                                           ----------------  -----------------
Floating rate senior secured notes due 2009............................      $    125,000       $   125,000
Senior secured revolving credit facility...............................            11,277             1,425
                                                                           ----------------  -----------------
                                                                                  136,277           126,425
Less current maturities ...............................................                 -                 -
                                                                           ----------------  -----------------
                                                                              $    136,277      $   126,425
                                                                           ================  =================

     Floating Rate Senior Secured Notes due 2009. In connection with its October 2004 financial restructuring, Abraxas issued $125 million in aggregate principal amount of floating rate senior secured notes due 2009. The notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004, at a per annum floating rate of six-month LIBOR plus 7.50%. The initial interest rate on the notes was 9.72% per annum. The interest will be reset semi-annually on each June 1 and December 1, commencing on June 1, 2005. The current interest rate, effective June 1, 2005, is 11.03% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2005.

     Senior Secured Revolving Credit Facility. On October 28, 2004, Abraxas entered into an agreement for a new revolving credit facility having a maximum commitment of $15 million, which includes a $2.5 million subfacility for letters of credit. Availability under the revolving credit facility is subject to a borrowing base consistent with normal and customary natural gas and crude oil lending transactions. Outstanding amounts under the revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.00%. Subject to earlier termination rights and events of default, the stated maturity date under the revolving credit facility is October 28, 2008.

Note 5. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended June 30,         Six Months Ended June 30,
                                                     -------------------------------    -------------------------------
                                                         2005              2004             2005              2004
                                                     -------------     -------------    --------------    -------------
Numerator:

Net income (loss) before effect of
  discontinued operations.......................  $          305      $        (444)    $    (1,209)      $    (6,199)
Discontinued operations.........................             (27)               816          10,704             1,014
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) available to common
     stockholders...............................             278                372           9,495            (5,185)
                                                     =============     =============    ==============    =============
Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares.....................      37,821,152         36,191,155      37,215,732        36,112,112

  Effect of dilutive securities:
    Stock options and warrants                         1,613,758                  -               -                -
                                                     -------------     -------------    --------------    -------------

  Dilutive potential common shares
    Denominator for diluted earnings per share -
    adjusted weighted-average shares and assumed
    Conversions.................................      39,434,910         36,191,155      37,215,732        36,112,112

  Basic earnings (loss) per share:
    Net income (loss) from continuing
     operations ..............                    $         0.01      $      (0.01)    $      (0.03)      $     (0.17)
    Discontinued operations.....................              -               0.02             0.29              0.03
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic....  $         0.01      $       0.01     $       0.26       $     (0.14)
                                                     =============     =============    ==============    =============

  Diluted earnings (loss) per share:
    Net income (loss) from continuing
     operations ..............                    $         0.01     $       (0.01)    $      (0.03)      $     (0.17)
    Discontinued operations.....................              -               0.02             0.29              0.03
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic....  $         0.01     $        0.01     $       0.26       $     (0.14)
                                                     =============     =============    ==============    =============

     For the three months ended June 30, 2004 and six months ended June 30, 2005 and 2004, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses from continuing operations incurred in the periods. Had there not been losses from continuing operations in these periods, dilutive shares would have been 1,769,614 for the three months ended June 30, 2004 and 1,579,067 shares and 1,866,245 shares for the six months ended June 30, 2005 and 2004, respectively.

Note 6. Hedging Program and Derivatives

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. As of June 30, 2005, the derivatives that the Company had in place were not designated as hedges and, accordingly, changes in the fair value of the derivatives are recorded in current period oil and gas revenue.

     Under the terms of our revolving credit facility, we are required to maintain hedging positions on not less than 25% nor more than 75% of our projected natural gas and crude oil production for a rolling six month period.

     The following table sets forth the Company's current hedge position:

           Time Period                         Notional Quantities                      Price
---------------------------------- -------------------------------------------- ----------------------
July - December 2005               9,500 MMbtu of production per day            Floor of $5.00
January 2006                       10,000 MMbtu of production per day           Floor of $5.00
February 2006                      10,000 MMbtu of production per day           Floor of $5.00

Note 7. Contingencies - Litigation

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2005, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

Note 8.  2005 Non-Employee Directors Long-Term Equity Incentive Plan

     On June 1, 2005, Abraxas Petroleum Corporation held its 2005 Annual Meeting of Stockholders at which the stockholders approved the 2005 Non-Employee
Directors Long-Term Equity Incentive Plan (the "2005 Directors Plan"). The following is a summary of the Directors Plan.

     Purpose. The purpose of the 2005 Directors Plan is to attract and retain members of the Board of Directors and to promote the growth and success of Abraxas by aligning the long-term interests of the Board of Directors with those of Abraxas' stockholders by providing an opportunity to acquire an interest in Abraxas and by providing both rewards for exceptional performance and long term incentives for future contributions to the success of Abraxas.

     Administration and Eligibility. The 2005 Directors Plan will be administered by the Compensation Committee (the "Committee") of the Board of Directors and authorizes the Board to grant non-qualified stock options or issue restricted stock to those persons who are non-employee directors of Abraxas, including advisory directors of Abraxas, which currently amounts to a total of ten people.

     Shares Reserved and Awards. The 2005 Directors Plan reserves 900,000 shares of Abraxas common stock, subject to adjustment following certain events, as discussed below. The 2005 Directors Plan provides that each year, at the first regular meeting of the Board of Directors immediately following Abraxas' annual stockholder's meeting, each non-employee director shall be granted or issued awards of 10,000 shares of Abraxas common stock, for participation in Board and Committee meetings during the previous calendar year. The maximum annual award for any one person is 10,000 shares of Abraxas common stock. If options, as opposed to shares, are awarded, the exercise share price shall be no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the Committee.

Note 9. Subsequent events

     In July 2005 the Company acquired an average 44% of the mineral rights, all executive rights and certain surface rights under approximately 12,000 contiguous acres in the Oates SW Field area of West Texas, plus a 3-year lease on a large portion of the remaining minerals.

     On July 20, 2005, the Company also completed a $12.0 million private placement pursuant to which we issued 4.0 million shares of common stock to accredited investors at a price of $3.00 per share. Net proceeds of approximately $11.3 million from the private placement were used to re-pay indebtedness under our revolving credit facility, for development in Texas and Wyoming, and for working capital and general corporate purposes.

Note 10. Recent Accounting Standards

     In May 2005,  the FASB issued  "Summary  of  Statement  No. 154  Accounting
Changes and Error Corrections" - a replacement of APB Opinion No. 20 and FASB Statement No. 3

     This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

     Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

     This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.

     This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

     This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

     This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement did not effect the Company's financial statements for the period ended June 30, 2005.

                          ABRAXAS PETROLEUM CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Prior to February 2005, Grey Wolf Exploration Inc. was a wholly-owned Canadian subsidiary of Abraxas. In February 2005, Grey Wolf, completed an initial public offering resulting in the substantial divestiture of our capital stock in Grey Wolf. As a result of the Grey Wolf IPO and the significant divestiture of our interest in Grey Wolf, the results of operations of Grey Wolf are reflected in our Financial Statements and in this document as "Discontinued Operations" and our remaining operations are referred to in our Financial Statements and in this document as "Continuing Operations" or "Continued Operations". Unless otherwise noted, all disclosures are for continuing operations.

     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed for the year ended December 31, 2004.

Critical Accounting Policies

     There have been no changes from the Critical Accounting Polices described in our Annual Report on Form 10-K for the year ended December 31, 2004.

General

     We are an independent energy company primarily engaged in the development and production of natural gas and crude oil. Historically, we have grown through the acquisition and subsequent development and exploitation of producing properties, principally through the redevelopment of old fields utilizing new technologies such as modern log analysis and reservoir modeling techniques as well as 3-D seismic surveys and horizontal drilling. As a result of these activities, we believe that we have a substantial inventory of low risk development opportunities, which provide a basis for significant production and reserve increases. In addition, we intend to expand upon our exploitation and development activities with complementary exploration projects in our core areas of operation.

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

     Commodity Prices and Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years with prices generally being strong since the first quarter of 2004. The table below illustrates how natural gas prices have fluctuated over the eight quarters prior to and including the quarter ended June 30, 2005 and contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.

                  Natural Gas Prices by Quarter (in $ per Mcf)
                                  Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
             Sept.30,       Dec. 31,      Mar. 31,      June 30,       Sept. 30,      Dec. 31,      Mar. 31,       June 30,
               2003          2003          2004           2004           2004           2004          2005          2005
            ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index        $5.10          $4.60         $5.69          $5.97          $5.85         $6.77         $6.30         $   6.80
Realized     $4.47          $4.29         $4.98          $5.52          $5.24         $6.14         $5.26         $   6.33

     The NYMEX natural gas price August 4, 2005 was $8.47 per Mcf.

     The table below illustrates how crude oil prices have fluctuated over the eight quarters prior to and including the quarter ended June 30, 2005 and contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.

                   Crude Oil Prices by Quarter (in $ per Bbl)
                                  Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
             Sept.30,       Dec. 31,      Mar. 31,      June 30,       Sept. 30,      Dec. 31,      Mar. 31,       June 30,
               2003          2003          2004           2004           2004           2004          2005          2005
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index        $30.85         $29.64        $34.76         $38.48        $42.32         $49.46        $47.33        $    51.76
Realized     $29.55         $29.99        $34.18         $37.29        $42.43         $46.81        $47.13        $    49.43

     The NYMEX crude oil price on August 4, 2005 was $61.38 per Bbl.

     Under the terms of our revolving credit facility, we are required to maintain hedging positions on not less than 25% nor more than 75% of our projected natural gas and crude oil production for a rolling six month period. We currently have the following hedges in place:

              Time Period                          Notional Quantities                   Price
---------------------------------------- ----------------------------------------- -------------------

     July - December 2005                9,500 MMbtu of production per day         Floor of $5.00
     January 2006                        10,000 MMbtu of production per day        Floor of $5.00
     February 200                        10,000 MMbtu of production per day        Floor of $5.00

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

     We had capital expenditures of $3.5 million and $17.4 million during the first six months of 2004 and 2005, respectively. As a result of the capital spending limitations included in our previous credit agreement (which was terminated in October 2004) and our 11 1/2 % secured notes due 2007 (which were redeemed in October 2004), we were limited for most of 2004 in our ability to replace existing production and, consequently, our production volumes decreased during 2004 and continued to decrease in the first six months of 2005. If natural gas and crude oil prices return to depressed levels or if our production levels continue to decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected.

     Availability of Capital. As described more fully under "Liquidity and Capital Resources" below, our sources of capital going forward will primarily be cash from operating activities, funding under our revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. As of June 30, 2005, we had approximately $3.6 million of availability under our revolving credit facility. At August 8, 2005, we had approximately $11.7 million of availability. Proceeds from a private placement of common stock completed in July 2005 were used to reduce the amount of indebtedness outstanding under our revolving facility. See "Recent Events".

     Exploitation and Development Activity. We believe that our high quality asset base, high degree of operational control and large inventory of drilling projects position us for future growth. Our properties are concentrated in locations that facilitate substantial economies of scale in drilling and production operations and efficient reservoir management practices. We currently operate 94% of our properties accounting for approximately 90% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. In addition, at December 31, 2004 we had 47 proved undeveloped locations and have identified over 100 drilling and recompletion opportunities on our existing U.S. acreage, the successful development of which we believe could significantly increase our daily production and proved reserves. During the three months ended June 30, 2005, we continued exploitation activities on our properties. We invested $17.3 million in capital spending on these activities during the first six months of 2005.

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

     Borrowings and Interest. At August 8, 2005, we had indebtedness of approximately $125.0 million under the notes and $3.3 million under the revolving credit facility and availability of $11.7 million. Unlike the 11 1/2% secured notes due 2007 (which were redeemed in October 2004), interest on the notes is payable in cash, which will require us to increase our production and cash flow from operations in order to meet our debt service requirements, as well as to fund the development of our numerous drilling opportunities.

     Recent events. In July 2005, we acquired an average 44% of the mineral rights, all executive rights and certain surface rights under approximately 12,000 contiguous acres in the Oates Southwest Field area of West Texas, plus a 3-year lease on a large portion of the remaining mineral interests, for approximately $2.9 million.

     On July 20, 2005, we also completed a $12.0 million private placement pursuant to which we issued 4.0 million shares of common stock to accredited investors at a price of $3.00 per share. Net proceeds of approximately $11.3 million from the private placement were used to re-pay indebtedness under our revolving credit facility, for development in Texas and Wyoming, and for working capital and general corporate purposes.

     Outlook for 2005. The Company has provided adjusted guidance for the calendar year 2005. As a result of industry conditions, namely the delays in obtaining various stimulation and completion services, several of the Company's newly drilled wells have taken longer to get on production than originally estimated. A general increase in field operating costs experienced by the entire industry has also had an impact on the Company's direct operating costs and will affect our per unit costs for 2005. The Company's G&A costs have been adversely impacted due to Sarbanes Oxley related costs during the year and will continue to do so for the remainder of 2005. We will also be revising upward our total capital spending amount for 2005 as a result of the recent private equity transaction and the Company's improved liquidity position, pending board approval in early September. Based on these factors, our adjusted guidance for 2005 is as follows:


          Production:
             Bcfe(approximately 80% gas)..................          6.5 - 7.5
          Exit Rate (Mmcfe/d).............................            19-21

          Price Differentials (Pre Hedge):
             $ Per Bbl....................................          0.55
             $ Per Mcf....................................          0.75
          Direct Lifting Costs, $ Per Mcfe................          1.10
          Production taxes................................    10% of Revenue
          G&A, $ Per Mcfe.................................          0.75

Results of Operations

     The following table sets forth certain of our operating data for the periods presented.

                                                           Three Months Ended                      Six Months Ended
                                                                  June 30,                             June 30,
                                                    ----------------------------------    ------------------------------------
                                                            2005           2004                   2005                2004
                                                    ----------------------------------    ------------------------------------
Operating Revenue (1):
Crude Oil Sales...................................  $       2,407      $      2,065       $         4,844      $       3,989
Natural Gas Sales ................................          6,929             6,256                12,017             12,060
Natural Gas Liquids Sales.........................              -                52                     -                 107
Rig Operations....................................            283               129                   579                 304
Other.............................................              8                 2                     9                   4
                                                       -----------        ------------       -------------        ------------
                                                    $       9,627      $      8,504       $        17,449      $       16,464
                                                       ===========        ============       =============        ============

Operating Income (Loss) in thousands..............  $       4,350      $      4,847       $         6,429      $        5,423
Crude Oil Production (MBbls)......................             49                55                   100                 112
Natural Gas Production (MMcfs)....................          1,094             1,132                 2,061               2,299
Natural Gas Liquids Production (MBbls)............              -                 2                     -                   5
Average Crude Oil Sales Price ($/Bbl).............  $       49.43      $      37.29       $         48.25      $        35.72
Average Natural Gas Sales Price ($/Mcf)...........  $        6.33      $       5.52       $          5.83      $         5.25
Average Liquids Sales Price ($/Bbl)...............  $          -       $      23.19       $             -      $        23.37


(1) Revenue and average sales prices are net of hedging activities.

Comparison  of Three  Months  Ended June 30, 2005 to Three Months Ended June 30,
2004

     Operating Revenue. During the three months ended June 30, 2005, operating revenue from natural gas, natural gas liquid and crude oil sales increased to $9.3 million compared to $8.4 million in the three months ended June 30, 2004. The increase in revenue was primarily due to higher commodity prices realized during the period which were partially offset by decreased production volumes. Increased prices increased revenue by approximately $1.5 million while decreased production decreased revenue by approximately $600,000.

     Average sales prices, net of hedging cost, for the quarter ended June 30, 2005 were:

     o   $49.43 per Bbl of crude oil, and
     o   $ 6.33 per Mcf of natural gas

     Average sales prices, net of hedging cost, for the quarter ended June 30, 2004 were:

     o $ 37.29 per Bbl of crude oil,
     o $ 23.19 per Bbl of natural  gas  liquid,  and
     o $ 5.52 per Mcf of natural gas

     Crude oil production volumes decreased from 55.4 MBbls during the quarter ended June 30, 2004 to 48.7 MBbls for the same period of 2005. The decrease in crude oil production volumes was primarily due to natural field declines. Natural gas production volumes decreased to 1,094 MMcf for the three months ended June 30, 2005 from 1,132 MMcf for the same period of 2004. The decrease in natural gas production volumes was attributable to natural field declines which were partially offset by new production during the quarter ended June 30, 2005. New production contributed 10.5 MMcf during the three months ended June 30, 2005.

     Lease Operating Expenses ("LOE"). LOE for the three months ended June 30, 2005 increased to $2.5 million from $2.3 million for the same period in 2004. The increase in LOE was primarily due to increased production taxes as a result of higher commodity prices. LOE on a per Mcfe basis for the three months ended June 30, 2005 was $1.82 per Mcfe compared to $1.57 for the same period of 2004.

     General and Administrative Expenses ("G&A"). G&A expenses decreased to $1.1 million for the quarter ended June 30, 2005 from $1.7 million for the same period of 2004. The decrease in G&A expense was primarily due to lower performance bonuses paid during the quarter ended June 30, 2005 as compared to the same period of 2004. G&A expense on a per Mcfe basis was $0.79 for the second quarter of 2005 compared to $1.16 for the same period of 2004. The per Mcfe decrease was attributable to lower G&A expense which was partially offset by decreased production volumes during the second quarter of 2005 as compared to the same period of 2004.

     Stock-based Compensation. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share. We recognized a credit of stock based compensation expense of approximately $326,000 during the quarter ended June 30, 2005 compared to a credit to stock based compensation of $2.3 million during the quarter ended June 30, 2004. The credit was due to a decrease in our common stock price as of June 30, 2005 from the price as of March 31, 2005.

     Depreciation, Depletion and Amortization Expenses ("DD&A"). DD&A expense remained constant at $1.8 million for the three months ended June 30, 2005 and 2004. Our DD&A on a per Mcfe basis for the quarter ended June 30, 2005 was $1.31 per Mcfe as compared to $1.23 in 2004. The increase in the per Mcfe rate was due to a decline in production volumes in the second quarter of 2005 as compared to the same period of 2004.

     Interest Expense. Interest expense decreased to $3.4 million for the second quarter of 2005 compared to $4.2 million (of which $1.2 million was cash interest expense) for the same period of 2004. The decrease in interest expense (and increase in cash interest expense) was due to the restructuring of our long-term debt in October. Our long-term debt was $136.3 million at June 30, 2005 compared to $192.4 at June 30, 2004.

     Income taxes. There is no current or deferred income tax expense or benefit due to losses or loss carryforwards and valuation allowance which has been recorded against such benefits.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

     Operating Revenue. During the six months ended June 30, 2005, operating revenue from natural gas, natural gas liquid and crude oil sales increased to $16.9 million compared to $16.2 million in the six months ended June 30, 2004. The increase in revenue was primarily due to higher commodity prices realized during the period, which were partially offset by decreased production volumes. Increased prices increased revenue by approximately $2.6 million while decreased production decreased revenue by approximately $1.9 million.

     Average sales prices, net of hedging cost, for the six months ended June 30, 2005 were:

     o $48.25 per Bbl of crude oil, and
     o $ 5.83 per Mcf of natural gas

     Average sales prices net, of hedging cost, for the six months ended June 30, 2004 were:

     o $35.72 per Bbl of crude oil,
     o $23.37 per Bbl of natural gas liquid, and
     o $ 5.25 per Mcf of natural gas

     Crude oil production volumes decreased from 111.7 MBbls during the six months ended June 30, 2004 to 100.4 MBbls for the same period of 2005. The decrease in crude oil production volumes was primarily due to natural field declines. Natural gas production volumes decreased to 2,061 MMcf for the six months ended June 30, 2005 from 2,299 MMcf for the same period of 2004. The decrease in natural gas production volumes was attributable to natural field declines which were partially offset by new production during the six months ended June 30, 2005. New production contributed 10.9 MMcf during the six months ended June 30, 2005.

     Lease Operating Expenses. LOE for the six months ended June 30, 2005 increased to $4.8 million from $4.6 million for the same period in 2004. The increase in LOE was primarily due to increased production taxes as a result of higher commodity prices. LOE on a per Mcfe basis for the six months ended June 30, 2005 was $1.80 compared to $1.54 for the same period of 2004.

     General and Administrative Expenses. G&A expenses decreased to $2.0 million for the first six months of 2005 from $2.8 million for the same period of 2004. The decrease in G&A expense was primarily due to lower performance bonuses paid during the second quarter of 2005 as compared to the same period of 2004. G&A expense on a per Mcfe basis was $0.77 for the first six months of 2005 compared to $0.92 for the same period of 2004. The per Mcfe decrease was attributable to lower G&A expense which was partially offset by decreased production volumes during the six months ended June 30, 2005 as compared to the same period in 2004.

     Stock-based Compensation. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share. We recognized stock based compensation expense of approximately $277,000 during the six months ended June 30, 2005 as compared to a credit to stock based compensation of approximately $253,000 during the same period of 2004. We recognized stock based compensation expense due to the increase in the price of our common stock since December 31, 2004.

     Depreciation, Depletion and Amortization Expenses. DD&A expense decreased to $3.5 million for the six months ended June 30, 2005 from $3.7 million for the same period of 2004. The decrease was primarily due to decreased production volumes during the six months ended June 30, 2005 as compared to the same period of 2004. Our DD&A on a per Mcfe basis for the six months ended June 30, 2005 was $1.32 per Mcfe as compared to $1.22 in 2004. The increase in the per Mcfe rate was due to a decline in production volumes in the six months ended June 30, 2005 as compared to the same period of 2004.

     Interest Expense. Interest expense decreased to $6.5 million for the first six months of 2005 compared to $9.1 million (of which approximately $3.0 million was cash interest expense) for the same period of 2004. The decrease in interest expense (and increase in cash interest expense) was due to the restructuring of our long-term debt in October 2004 and the reduction of our total long-term debt as a result of the Grey Wolf IPO completed during the first quarter of 2005. Our long-term debt was $136.3 million at June 30, 2005 compared to $192.4 at June 30, 2004.

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

     o   acquisition of interests in natural gas and crude oil properties; and

     o   production and transportation facilities.

The amount of capital expenditures we are able to make has a direct impact on our ability to increase cash flow from operations, and, thereby, will directly affect our ability to service our debt obligations and to continue to grow the business through the development of existing properties and the acquisition of new properties.

     Our sources of capital going forward will primarily be cash from operating activities, funding under our revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. However, under the terms of the notes, proceeds of optional sales of our assets that are not timely reinvested in new natural gas and crude oil assets will be required to be used to reduce indebtedness and proceeds of mandatory sales must be used to repay or redeem indebtedness.

     Working Capital (Deficit). At June 30, 2005, we had current assets of $6.9 million and current liabilities of $12.0 million resulting in a working capital deficit of approximately $5.1 million. This compares to a working capital deficit of $3.9 million at December 31, 2004. Current liabilities at June 30, 2005 consisted of trade payables of $7.2 million, revenues due third parties of $2.3 million, accrued interest of $1.2 million and other accrued liabilities of $1.3 million.

     Capital expenditures. The table below sets forth the components of our capital expenditures on a historical basis for the six months ended June 30, 2005 and 2004.

                                                                                Six Months Ended
                                                                                   June 30,
                                                                    --------------------------------------
                                                                         2005                  2004
                                                                    ---------------       ----------------
Expenditure category (in thousands):
  Development.................................................  $         17,326       $          3,438
  Facilities and other........................................               114                     74
                                                                    ---------------       ----------------
      Total...................................................  $         17,440       $          3,512
                                                                    ===============       ================

     During the six months ended June 30, 2005 and 2004, capital expenditures were primarily for the development of existing properties. During 2004, our capital expenditures were subject to limitations imposed under our previously existing credit facility and 11 1/2% secured notes due 2007. These limitations were removed in connection with the refinancing that was completed in October 2004. We anticipate increasing our previously stated capital expenditure budget of $22.0 million for 2005, as a result of the increased liquidity provided by our recently completed private placement of common stock. We anticipate our board of directors will establish the estimated new budget in early September. During the first six months of 2005, we undertook seven projects expending approximately $17.3 million. Our capital expenditures could include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of natural gas and crude oil decline from current levels, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset natural gas and crude oil production volumes decreases caused by natural field declines and sales of producing properties, if any.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities relating to continuing operations are summarized in the following table:

                                                               Six Months Ended
                                                                   June 30,
                                                    ---------------------------------------
                                                          2005                   2004
                                                    ---------------------------------------
                                                            (dollars in thousands)
                                                    ---------------------------------------
Net cash provided by operating activities      $              6,846    $           3,627
Net cash used in investing activities                       (16,474)              (3,512)
Net cash provided by financing activities                    10,164                  738
                                                    ------------------      ---------------
Total                                          $                536    $             853
                                                    ==================      ===============

     Operating activities during the six months ended June 30, 2005 provided us $6.8 million in cash compared to providing $3.6 million in the same period in 2004. Net income plus non-cash expense items and net changes in operating assets and liabilities accounted for most of these funds. Financing activities provided approximately $10.2 million for the first six months of 2005 compared to providing $738,000 for the same period of 2004. Proceeds from long-term borrowings provided $11.8 million in 2005. Investing activities used $16.5 million for the six months ended June 30, 2005 compared to using $3.5 million for the same period of 2004. Expenditures during the six months ended June 30, 2005 and 2004 were primarily for the development of existing properties.

     Future Capital Resources. We currently have four principal sources of liquidity going forward: (i) cash from operating activities, (ii) funding under our revolving credit facility, (iii) cash on hand, and (iv) if an appropriate opportunity presents itself, the sale of producing properties. While we are no longer subject to limitations on capital expenditures under our 11 1/2% secured notes due 2007, covenants under the indenture for the notes and the revolving credit facility restrict our use of cash from operating activities, cash on hand and any proceeds from asset sales. Under the terms of the notes, proceeds of optional sales of our assets that are not timely reinvested in new natural gas and crude oil assets will be required to be used to reduce indebtedness and proceeds of mandatory sales must be used to redeem indebtedness. The terms of the notes and the revolving credit facility also substantially restrict our ability to:

     o   incur additional indebtedness;

     o   grant liens;

     o   pay dividends or make certain other restricted payments;

     o   merge or consolidate with any other person; or

     o sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

     Our cash flow from operations depends heavily on the prevailing prices of natural gas and crude oil and our production volumes of natural gas and crude oil. Although we have hedged a portion of our natural gas and crude oil production and will continue this practice as required pursuant to the revolving credit facility, future natural gas and crude oil price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Low natural gas and crude oil prices could also negatively affect our ability to raise capital on terms favorable to us.

     Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. Due to sales of properties in 2002 and 2003 and the divestiture of Grey Wolf during the first quarter of 2005, and restrictions on capital expenditures under the terms of our 11 1/2% secured notes due 2007, we now have significantly reduced reserves and production as compared with pre-2003 levels. In the future, if an appropriate opportunity presents itself, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploitation, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. While we have had some success in pursuing these activities since January 1, 2003, we have not been able to fully replace the production volumes lost from natural field declines and property sales. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. The risk of not finding commercially productive reservoirs will be compounded by the fact that 49% of our total estimated proved reserves at December 31,2004 were undeveloped. During the first half of 2005, we expended approximately $17.3 million for seven wells in South and West Texas, which resulted in 10.9 MMcf of new natural gas production. We are currently completing and/or testing two vertical wells in West Texas and three horizontal wells in South Texas. If the volume of natural gas and crude oil we produce decreases, our cash flow from operations may decrease.

     Our total indebtedness and cash interest expense as a result of issuing the notes and entering into the revolving credit facility require us to increase our production and cash flow from operations in order to meet our debt service requirements, as well as to fund the development of our numerous drilling opportunities. The ability to satisfy these new obligations will depend upon our drilling success as well as prevailing commodity prices.

     Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

     o   Long-term debt
     o   Interest on long-term debt
     o   Operating leases for office facilities

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of June 30, 2005:

                                                               Payments due in:
---------------------------------------------------------------------------------------------------------
Contractual Obligations                 Total        Less than                                 More than
(dollars in thousands)                               one year     1-3 years     3-5 years      5 years
---------------------------------- --------------- ------------- ------------ -------------- ------------
Long-Term Debt (1)                 $   136,277     $        -    $        -   $  136,277     $        -
Interest on long-term debt (2)          63,461         14,577        29,154       19,730              -
Operating Leases (3)                       708            149           537           22              -
                                   --------------- ------------- ------------ -------------- ------------
    Total                          $   200,446     $   14,726    $   29,691   $  156,029     $        -
                                   =============== ============= ============ ============== ============

(1) These amounts represent the balances outstanding under the revolving credit facility and the new notes. These repayments assume that we will not draw down additional funds.
(2) Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.
(3) Office lease obligations. The leases for office space expire in February 2006 and January 2009.

     Other obligations. We make and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of natural gas and crude oil. In the past, we have funded our operations and capital expenditures primarily through cash flow from operations, sales of properties, sales of production payments and borrowings under our bank credit facilities and other sources. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion.

Long-Term Indebtedness

                                                                              June 30,        December 31,
                                                                           -----------------------------------
                                                                                2005               2004
                                                                           ----------------  -----------------
                                                                                     (In thousands)
Floating rate senior secured notes due 2009............................      $    125,000       $   125,000
Senior secured revolving credit facility...............................            11,277             1,425
                                                                           ----------------  -----------------
                                                                                  136,277           126,425
Less current maturities ...............................................                 -                 -
                                                                           ----------------  -----------------
                                                                              $    136,277      $   126,425
                                                                           ================  =================

     Floating Rate Senior Secured Notes due 2009. In connection with our October 2004 financial restructuring, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. The notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004 at a per annum floating rate of six-month LIBOR plus 7.50%. The initial interest rate on the notes was 9.72% per annum. The interest will be reset semi-annually on each June 1 and December 1, commencing on June 1, 2005. The current interest rate, effective June 1, 2005, is 11.03% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2005.

     The notes rank equally among themselves and with all of our unsubordinated and unsecured indebtedness, including our credit facility and senior in right of payment to our existing and future subordinated indebtedness.

     Each of our subsidiaries, Eastside Coal Company, Inc., Sandia Oil & Gas Corporation, Sandia Operating Corp., Wamsutter Holdings, Inc. and Western Associated Energy Corporation (collectively, the "Subsidiary Guarantors"), has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest on the notes on a senior secured basis. In addition, any other subsidiary or affiliate of ours, that in the future guarantees any other indebtedness with us, or our restricted subsidiaries, will also be required to guarantee the notes.

     The notes and the Subsidiary Guarantors' guarantees thereof, together with our credit facility and the Subsidiary Guarantors' guarantees thereof, are secured by shared first priority perfected security interests, subject to certain permitted encumbrances, in all of our and each of our restricted subsidiaries' material property and assets, including substantially all of our and their natural gas and crude oil properties and all of the capital stock (or in the case of an unrestricted subsidiary that is a controlled foreign corporation, up to 65% of the outstanding capital stock) of any entity, owned by us and our restricted subsidiaries (collectively, the "Collateral").

     After April 28, 2007, we may redeem all or a portion of the notes at the redemption prices set forth in the indenture with U.S. Bank National Association under which the notes were issued, plus accrued and unpaid interest to the date of redemption. Prior to that date, we may redeem up to 35% of the aggregate original principal amount of the notes using the net proceeds of one or more equity offerings, in each case at the redemption price equal to the product of
(i) the principal amount of the notes being so redeemed and (ii) a redemption price factor of 1.00 plus the per annum interest rate on the notes (expressed as a decimal) on the applicable redemption date plus accrued and unpaid interest to the applicable redemption date, provided certain conditions are also met.

     If we experience specific kinds of change of control events, each holder of notes may require us to repurchase all or any portion of such holder's notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of repurchase.

     The indenture governing the notes contains covenants that, among other things, limit our ability to:

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

     The indenture also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, including our credit facility, bankruptcy, and material judgments and liabilities.

     Senior Secured Revolving Credit Facility. On October 28, 2004, we entered into an agreement for a new revolving credit facility having a maximum commitment of $15 million, which includes a $2.5 million subfacility for letters of credit. Availability under the revolving credit facility is subject to a borrowing base consistent with normal and customary natural gas and crude oil lending transactions.

     Outstanding amounts under the revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.00%. Subject to earlier termination rights and events of default, the stated maturity date under the revolving credit facility is October 28, 2008.

     We are permitted to terminate the revolving credit facility, and under certain circumstances, may be required, from time to time, to permanently reduce the lenders' aggregate commitment under the revolving credit facility. Such termination and each such reduction is subject to a premium equal to the percentage listed below multiplied by the lenders' aggregate commitment under the revolving credit facility, or, in the case of partial reduction, the amount of such reduction.

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

     Each of our current subsidiaries has guaranteed, and each of our future restricted subsidiaries will guarantee, our obligations under the revolving credit facility on a senior secured basis. In addition, any other subsidiary or affiliate of ours, that in the future guarantees any of our other indebtedness or of our restricted subsidiaries will be required to guarantee our obligations under the revolving credit facility. Obligations under the revolving credit facility are secured, together with the notes, by a shared first priority perfected security interest, subject to certain permitted encumbrances, in all of our and each of our restricted subsidiaries' material property and assets, including substantially all of our and their natural gas and crude oil properties and all of the capital stock (or in the case of an unrestricted subsidiary that is a controlled foreign corporation, up to 65% of the outstanding capital stock) in any entity, owned by us and our restricted subsidiaries.

     Under the revolving credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements. The revolving credit facility requires us to maintain a minimum net cash interest coverage and also requires us to enter into hedging agreements on not less than 25% or more than 75% of our projected natural gas and crude oil production for a rolling six month period.

     In addition to the foregoing and other customary covenants, the revolving credit facility contains a number of covenants that, among other things, restrict Abraxas' ability to:

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

     The revolving credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities, and is subject to an Intercreditor, Security and Collateral Agency Agreement, which specifies the rights of the parties thereto to the proceeds from the Collateral.

     Intercreditor Agreement. The holders of the notes, together with the lenders under our credit facility, are subject to an Intercreditor, Security and Collateral Agency Agreement, which specifies the rights of the parties thereto to the proceeds from the Collateral. The Intercreditor Agreement, among other things, (i) creates security interests in the Collateral in favor of a collateral agent for the benefit of the holders of the notes and the credit facility lenders and (ii) governs the priority of payments among such parties upon notice of an event of default under the Indenture or the credit facility.

     So long as no such event of default exists, the collateral agent will not collect payments under the credit facility documents or the indenture governing the notes and other note documents (collectively, the "Secured Documents"), and all payments will be made directly to the respective creditor under the applicable Secured Document. Upon notice of an event of default and for so long as an event of default exists, payments to each credit facility lender and holder of the notes from us and our current subsidiaries and proceeds from any disposition of any collateral, will, subject to limited exceptions, be collected by the collateral agent for deposit into a collateral account and then distributed as provided in the following paragraph.

     Upon notice of any such event of default and so long as an event of default exists, funds in the collateral account will be distributed by the collateral agent generally in the following order of priority:

         first, to reimburse the collateral agent for expenses incurred in protecting and realizing upon the value of the Collateral;

         second, to reimburse the credit facility administrative agent and the trustee, on a pro rata basis, for expenses incurred in protecting and realizing upon the value of the Collateral while any of these parties was acting on behalf of the Control Party (as defined below);

         third, to reimburse the credit facility administrative agent and the trustee, on a pro rata basis, for expenses incurred in protecting and realizing upon the value of the Collateral while any of these parties was not acting on behalf of the Control Party;

         fourth, to pay all accrued and unpaid interest (and then any unpaid commitment fees) under the credit facility;

         fifth, if, the collateral coverage value of three times the outstanding obligations under the credit facility would be met after giving effect to any payment under this clause "fifth," to pay all accrued and unpaid interest on the notes;

         sixth, to pay all outstanding principal of (and then any other unpaid amounts, including, without limitation, any fees, expenses, premiums and reimbursement obligations) the credit facility;

         seventh, to pay all accrued and unpaid interest on the notes (if not paid under clause "fifth");

         eighth, to pay all outstanding principal of (and then any other unpaid amounts, including, without limitation, any premium with respect to) the notes; and

         ninth, to pay each credit facility lender, holder of the notes, and other secured party, on a pro rata basis, all other amounts outstanding under the credit facility and the notes.

     To the extent there exists any excess monies or property in the collateral account after all of ours and our subsidiaries' obligations under the credit facility, the indenture and the notes are paid in full, the collateral agent will be required to return such excess to us.

     The collateral agent will act in accordance with the Intercreditor Agreement and as directed by the holders of the notes and the credit facility lenders, acting as a single class, by vote of the holders of a majority of the aggregate principal amount of outstanding obligations under the notes and the credit facility.

     The Intercreditor Agreement provides that the lien on the assets constituting part of the Collateral that is sold or otherwise disposed of in accordance with the terms of each Secured Document may be released if (i) no default or event of default exists under any of the Secured Documents, (ii) we have delivered an officers' certificate to each of the collateral agent, the trustee, the credit facility administrative agent certifying that the proposed sale or other disposition of assets is either permitted or required by, and is in accordance with the provisions of, the applicable Secured Documents and (iii) the collateral agent has acknowledged such certificate.

     The Intercreditor Agreement provides for the termination of security interests on the date that all obligations under the Secured Documents are paid in full.

Hedging Activities.

     Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through commodity derivative instruments. Under the revolving credit facility, we are required to maintain hedge positions on not less than 25% nor more than 75% of our projected oil and gas production for a rolling six month period.

Net Operating Loss Carryforwards.

     At December 31, 2004, we had $184.0 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2022 if not utilized.

     Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have established a valuation allowance of $73.0 million for deferred tax assets at December 31, 2004 and June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     As an independent natural gas and crude oil producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of natural gas, natural gas liquids and crude oil. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of natural gas and crude oil that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for natural gas and crude oil production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the six months ended June 30, 2005, a 10% decline in natural gas, natural gas liquids and crude oil prices would have reduced our operating revenue, cash flow and net income by approximately $1.7 million for the period.

Hedging Sensitivity

     On  January 1,  2001,  we adopted  SFAS 133 as amended by SFAS 137 and SFAS
138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. None of the derivatives in place as of June 30, 2005 are designated as hedges. Accordingly, the change in the market value of the instrument is reflected in current oil and gas revenue.

     Under the terms of the revolving credit facility, we are required to maintain hedging positions on not less than 25% nor more than 75% of our natural gas and crude oil production for a rolling six month period.

     See "General - Commodity Prices and Hedging Activities" for a summary of our current hedge positions.

Interest Rate Risk

     At June 30, 2005, as a result of the financial restructuring that occurred in October 2004, we had $125.0 million in outstanding indebtedness under the floating rate senior secured notes due 2009. The notes bear interest at a per annum rate of six-month LIBOR plus 7.5%. The rate is redetermined on June 1 and

December 1 of each year, beginning June 1, 2005. The current rate on the notes is 11.03%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.3 million on an annual basis. At June 30, 2005 we had $11.3 million of outstanding indebtedness under our revolving credit facility. Interest on this facility accrues at the prime rate announced by Wells Fargo Bank plus 1.00%. For every percentage point increase in the announced prime rate, our interest expense would increase by approximately $113,000 on an annual basis.

Item 4.  Controls and Procedures.
--------------------------------

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective and designed to ensure that material information relating to Abraxas and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities. There were no changes in our internal controls that could materially affect, or are reasonably likely to materially affect, our financial reporting during the second quarter of 2005.

                          ABRAXAS PETROLEUM CORPORATION

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.
----------------------------

     There have been no changes in legal proceedings from that described in the Company's Annual Report of Form 10-K for the year ended December 31, 2004, and in Note 7 in the Notes to Condensed Consolidated Financial Statements contained in Part I of this report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

     On July 20, 2005, we entered into a Common Stock Purchase Agreement with certain accredited investors, pursuant to which we issued 4.0 million shares of our common stock, par value $.01 per share, to the accredited investors at a price of $3.00 per share, or an aggregate of $12.0 million in cash before transaction expenses. The common stock has not been registered under the Securities Act of 1933, as amended, or any applicable state securities laws in reliance on the exemption provided by ss. 4(2) of the Securities Act and Rule 506 of the regulations promulgated thereunder. There was no general solicitation involved in the offer and the common stock was sold exclusively to accredited investors as defined under Regulation D. We paid a 5% cash commission out of such proceeds to Energy Capital Solutions LLC which acted as our financial advisor. Net proceeds of approximately $11.3 million from the private placement were used to re-pay indebtedness under our revolving credit facility, for development in Texas and Wyoming, and for working capital and general corporate purposes.

Item 3.    Defaults Upon Senior Securities.
------------------------------------------

         None

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     At the Annual Meeting of Shareholders held on June 1, 2005 the following proposals were adopted by the margins indicated:

     1. Election of four directors for a term of three years, to hold office until the expiration of his term in 2008 or until a successor shall have been elected & qualified.

                                              Number of Shares
                                          For               Withheld
                                       ------------------------------
             C. Scott Bartlett, Jr.      30,619,934        2,006,378
             Ralph F. Cox                30,669,330        1,956,982
             Dennis E. Logue             30,673,182        1,953,130
             Joseph A. Wagda             30,676,670        1,949,642


     In addition, the terms of office of Franklin A. Burke, Harold D. Carter, Barry J. Galt, James C. Phelps and Robert L. G. Watson continued after the meeting.

         2. Approval of the 2005 Non-Employee Directors Long-Term Equity Incentive Plan.
                                    Number of Shares
                  For            Against       Abstain          Non-vote
          ------------------- ------------ -------------- --------------------
               8,375,750        4,623,324      643,843         18,983,395

     3. Approval of the appointment of BDO Seidman, LLP as the Company's auditors.

                                Number of Shares
                         For           Against       Abstain
                  ------------------ ------------- -------------
                     31,965,416        551,070       109,926

Item 5.    Other Information.
----------------------------

           None

Item 6.    Exhibits.
-------------------

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




    Date:  August 10, 2005                 By:/s/ Robert L.G. Watson
                                             --------------------------
                                              ROBERT L.G. WATSON,
                                              President and Chief
                                              Executive Officer


    Date:  August 10, 2005                 By:/s/ Chris E. Williford
                                             --------------------------
                                              CHRIS E. WILLIFORD,
                                              Executive Vice President and
                                              Principal Accounting Officer