Form 10-Q
period 2005-09-30
ABRAXAS PETROLEUM CORP
filed 2005-11-07
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 0-19118

                         ABRAXAS PETROLEUM CORPORATION

             (Exact name of registrant as specified in its charter)

         Nevada                                          74-2584033
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

             500 N. Loop 1604 East, Suite 100, San Antonio, TX 78232

               (Address of principal executive offices) (Zip Code)

                                  210-490-4788

              (Registrant's telephone number, including area code)

                                 Not Applicable

              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No


The number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2005.

         Class                                           Shares Outstanding

Common Stock $.01 Par Value                                  42,057,667

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

                          ABRAXAS PETROLEUM CORPORATION
                                   FORM 10 - Q
                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1 -  Financial Statements
                Condensed Consolidated Balance Sheets--September 30, 2005 (unaudited)
                     and December 31, 2004.........................................................4
                Condensed Consolidated Statements of Operations -
                     Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)...........6
                Condensed Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 2005 and 2004 (unaudited).....................7
                Notes to Condensed Consolidated Financial Statements (unaudited)...................8

ITEM 2 -    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations........................................................13

ITEM 3 -    Quantitative and Qualitative Disclosure about Market Risk.............................26

ITEM 4 -    Controls and Procedures...............................................................27

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal Proceedings........................................................................28
ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds..............................28
ITEM 3 - Defaults Upon Senior Securities..........................................................28
ITEM 4 - Submission of Matters to a Vote of Security Holders......................................28
ITEM 5 - Other Information........................................................................28
ITEM 6 - Exhibits.................................................................................28
              Signatures   .......................................................................29




                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                        September 30,
                                                                            2005               December 31,
                                                                         (Unaudited)               2004
                                                                      ------------------     -------------------
Assets:
Current assets:
   Cash ...................................................       $                763   $              1,284
   Accounts receivable, net
          Joint owners..........................................                   441                    471
          Oil and gas production................................                 8,518                  4,724
          Other.................................................                   100                     66
                                                                     ------------------      -------------------
                                                                                 9,059                  5,261

  Equipment inventory...........................................                   903                    735
  Other current assets..........................................                 1,883                    752
                                                                     ------------------      -------------------
                                                                                12,608                  8,032
  Assets held for sale..........................................                     -                 52,600
                                                                     ------------------      -------------------
       Total current assets.....................................                12,608                 60,632

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved....................................................               325,996                297,647
   Other property and equipment.................................                 3,184                  2,930
                                                                      ------------------     -------------------
           Total................................................               329,180                300,577
      Less accumulated depreciation, depletion, and
        amortization............................................               228,122                222,500
                                                                      ------------------     -------------------
      Total property and equipment - net........................               101,058                 78,077

Deferred financing fees, net ...................................                 6,418                  7,618
Deferred tax asset..............................................                     -                  6,060
Other assets  ..................................................                   298                    298
                                                                      ------------------     -------------------
Total assets....................................................  $            120,382   $            152,685
                                                                      ==================     ===================




      See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                                        September 30,
                                                                            2005                 December 31,
                                                                         (Unaudited)                 2004
                                                                     --------------------     -------------------
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable..............................................  $              6,808     $              5,622
  Oil and gas production payable................................                 3,598                    2,443
  Accrued interest..............................................                 4,705                    2,170
  Other accrued expenses........................................                 1,635                    1,654
                                                                     --------------------     -------------------
                                                                                 16,746                   11,889
  Liabilities related to assets held for sale...................                     -                   66,947
                                                                     --------------------     -------------------
    Total current liabilities...................................                16,746                   78,836

Long-term debt..................................................               129,842                  126,425

Future site restoration.........................................                   979                      888
                                                                     --------------------     -------------------
         Total liabilities......................................               147,567                  206,149

Stockholders' deficit:
  Common Stock, par value $.01 per share-
  Authorized 200,000,000 shares; issued, 42,047,667 and 36,597,045
  at September 30, 2005 and December 31, 2004, respectively.....                   420                      366
   Additional paid-in capital...................................               165,094                  146,185
  Accumulated deficit...........................................              (194,103)                (202,534)
  Treasury stock, at cost, 56,477 and 105,989 shares at
   September 30, 2005 and December 31, 2004 respectively........                  (408)                    (549)
  Accumulated other comprehensive loss..........................                 1,812                    3,068
                                                                     --------------------     -------------------
      Total stockholders' deficit...............................               (27,185)                 (53,464)
                                                                     --------------------     -------------------
Total liabilities and stockholders' deficit.....................  $            120,382     $            152,685
                                                                     ====================     ===================







      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                        ------------------------------ -------------------------------
                                                             2005            2004           2005            2004
                                                        ---------------  ------------- ---------------- --------------
                                                                    (in thousands, except per share data)
Revenue:
   Oil and gas production revenues..............       $     13,829     $    8,018    $      30,690     $   24,174
   Rig revenues.................................                330            214              909            518
   Other........................................                  5              5               14              9
                                                        --------------- -------------- ---------------- --------------
                                                             14,164          8,237           31,613         24,701
Operating costs and expenses:
   Lease operating and production taxes.........              3,007          2,109            7,807          6,716
   Depreciation, depletion, and amortization....              2,107          1,744            5,622          5,402
   Rig operations...............................                176            174              560            442
   General and administrative...................                953            998            2,997          3,759
   Stock-based compensation.....................              7,053          1,375            7,330          1,122
                                                        --------------- -------------- ---------------- --------------
                                                             13,296          6,400           24,316         17,441
                                                        --------------- -------------- ---------------- --------------
Operating income ...............................                868          1,837            7,297          7,260

Other (income) expense:
   Interest income..............................                (11)            (2)             (12)            (7)
   Interest expense.............................              3,700          4,285           10,241         13,416
   Amortization of deferred financing fees......                403            468            1,257          1,380
   Financing cost...............................                  -             68                -          1,641
   Other expense................................                 30              -              274             11
                                                        --------------- -------------- ---------------- --------------
                                                              4,122          4,819           11,760         16,441
                                                        --------------- -------------- ---------------- --------------
Earnings (loss) from continuing operations .......           (3,254)        (2,982)          (4,463)        (9,181)

Net income from discontinued operations (net of
   $6,060 income tax expense in 2005)................             -          1,339           10,704          2,353
                                                        --------------- -------------- ---------------- --------------
Net earnings (loss)...............................     $     (3,254)    $   (1,643)    $      6,241     $   (6,828)
                                                        =============== ============== ================ ==============


Basic earnings (loss) per common share:
   Net earnings (loss) per common from continuing
     operations...................................            (0.08)         (0.08)           (0.12)         (0.25)
   Discontinued operations........................                -           0.04             0.28           0.07
                                                        --------------- -------------- ---------------- --------------
Net earnings (loss) per common share - basic......     $      (0.08)    $    (0.04)    $       0.16     $    (0.18)
                                                        =============== ============== ================ ==============

Diluted earnings (loss) per common share:
   Net earnings (loss) per common from continuing
     operations...................................            (0.08)         (0.08)           (0.12)         (0.25)
Discontinued operations...........................                -           0.04             0.28           0.07
                                                        --------------- -------------- ---------------- --------------
Net earnings (loss) per common share - diluted....     $      (0.08)    $    (0.04)    $       0.16     $    (0.18)
                                                        =============== ============== ================ ==============

         See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (in thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                     ------------------------------------------
                                                                           2005                   2004
                                                                     ------------------      ------------------
Operating Activities
Net earnings (loss)...........................................  $              6,241     $          (6,828)
Income from discontinued operations...........................               (10,704)               (2,353)
                                                                      ----------------      ------------------
Loss from continuing operations...............................                (4,463)               (9,181)
Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation, depletion, and amortization....................                 5,622                 5,402
 Amortization of deferred financing fees......................                 1,257                 1,380
 Accretion of future site restoration.........................                    71                   102
 Non-cash interest and financing cost.........................                     -                 9,114
 Stock-based compensation                                                      7,330                 1,122
 Changes in operating assets and liabilities:
     Accounts receivable......................................                (2,774)                3,598
     Equipment inventory......................................                  (168)                   88
     Other ...................................................                 3,017                    42
     Accounts payable and accrued expenses....................                 4,877                (2,696)
                                                                      ----------------      ------------------
Net cash provided by continuing operations....................                14,769                 8,971
Net cash (used in) provided by discontinued operations........                (4,132)                6,196
                                                                      ----------------      ------------------
Net cash provided by operations                                               10,637                15,167

Investing Activities
Capital expenditures, including purchases and development  of
  properties  ................................................               (28,604)               (4,789)
                                                                      ----------------      ------------------
Net cash used in continuing operations........................               (28,604)               (4,789)
Net cash provided by (used in) discontinued operations........                25,719                (6,196)
                                                                      ----------------      ------------------
Net cash used in investing activities.........................                (2,885)              (10,985)

Financing Activities
Proceeds from long-term borrowings............................                17,688                 6,500
Payments on long-term borrowings..............................               (14,271)               (6,600)
Proceeds from stock sale receivable...........................                     -                    98
Proceeds from issuance of common stock (net)..................                11,275
Issuance of stock for compensation............................                   102                   328
Deferred financing fees ......................................                   (57)               (1,823)
Exercise of stock options  ...................................                   397                   209
                                                                      ----------------      ------------------
Net cash provided by (used in) continuing operations..........                15,134                (1,288)
Net cash used in discontinued operations......................               (23,407)                    -
                                                                      ----------------      ------------------
Net cash used in financing activities.........................                (8,273)               (1,288)
                                                                      ----------------      ------------------
Increase (decrease) increase in cash..........................                  (521)                2,894
Cash, at beginning of period..................................                 1,284                     -
                                                                      ----------------      ------------------
Cash, at end of period........................................     $             763     $           2,894
                                                                      ================      ==================


Supplemental disclosure of cash flow information:
Interest paid.................................................     $           7,635     $           4,185
                                                                      ================      ==================
Non-cash items:
Future site restoration.......................................     $              29     $               -
                                                                      ================      ==================



      See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands, except per share data)

Note 1. Basis of Presentation

         The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2004. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full year.

         The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Grey Wolf Exploration Inc. ("Grey Wolf"). On February 28, 2005 Grey Wolf closed an initial public offering, resulting in the substantial divestiture of our capital stock and operations in Grey Wolf. As a result of the disposal of Grey Wolf, the results of operations of Grey Wolf through February 28, 2005 are reflected in our Financial Statements as discontinued operations.

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

         Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired. In January 2003, the Company amended the exercise price to $0.66 on certain options with an existing exercise price greater than $0.66. The Company recognized expense of approximately $7.1 million and $7.3 million during the three and nine months ended September 30, 2005, respectively, as stock-based compensation expense in the accompanying consolidated financial statements. For the three and nine months ended September 30, 2004, the Company recognized an expense of approximately $1.4 million and $1.1 million, respectively.

         Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2005 and 2004, risk-free interest rates of 2.9% and 1.5%, respectively; dividend yields of -0-%; volatility factor of the expected market price of the Company's common stock of .185 and .35 respectively; and a weighted-average expected life of the option of eight and ten years, respectively.

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

         Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three and nine months ended September 30, 2005 and September 30, 2004 would have been:

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------    --------------------------
                                                   2005           2004           2005           2004
                                                          (In Thousands, except per share data)
                                               ----------------------------------------------------------
Net income (loss) as reported                 $    (3,254)    $     (1,643)    $   6,241     $  (6,828)
Add:  Stock-based  employee  compensation
   expense   included  in  reported   net
   income, net of related tax effects
                                                    7,053            1,375         7,330         1,122
Deduct:    Total   stock-based   employee
   compensation  expense determined under
   fair  value   based   method  for  all
   awards, net of related tax effects                 (16)            (30)           (57)         (101)
                                               -------------   ------------    ---------    ------------
Pro forma net income (loss)                   $      3,783    $        (298)   $  13,514     $  (5,807)
                                               =============   ============    ==========    ============

Earnings (loss) per share:
   Basic - as reported                        $      (0.08)   $      (0.04)    $    0.16     $   (0.18)
                                               =============   ============    ==========    ============
   Basic - pro forma                          $       0.09    $      (0.01)    $    0.35     $   (0.16)
                                               =============   ============    ==========    ============
   Diluted - as reported                      $      (0.08)   $      (0.04)    $    0.16     $   (0.18)
                                               =============   ============    ==========    ============
   Diluted - pro forma                        $       0.08    $      (0.01)    $    0.34     $   (0.16)
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

         Income from discontinued operations for the nine months ended September 30, 2005 includes a gain on the disposal of Grey Wolf of $19.6 million, less non-cash income tax of $6.1 million, and a loss from operations, including debt retirement costs, of $2.8 million.

Note 3.  Income Taxes

         The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         For the period ended September 30, 2005, there is no current or deferred income tax expense or benefit due to losses and/or loss carryforwards and valuation allowance which has been recorded against such benefits.

Note 4.  Long-Term Debt

         Long-term debt consisted of the following:
                                                                            September 30,     December 31,
                                                                           -----------------------------------
                                                                                2005               2004
                                                                           ----------------  -----------------
Floating rate senior secured notes due 2009............................      $    125,000       $   125,000
Senior secured revolving credit facility...............................             4,842             1,425
                                                                           ----------------  -----------------
                                                                                  129,842           126,425
Less current maturities ...............................................                 -                 -
                                                                           ----------------  -----------------
                                                                              $    129,842      $   126,425
                                                                           ================  =================

         Floating Rate Senior Secured Notes due 2009. In connection with its October 2004 financial restructuring, Abraxas issued $125 million in aggregate principal amount of floating rate senior secured notes due 2009. The notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004, at a per annum floating rate of six-month LIBOR plus 7.50%. The initial interest rate on the notes was 9.72% per annum. The interest is reset semi-annually on each June 1 and December 1, commencing on June 1, 2005. The current interest rate, effective June 1, 2005, is 11.03% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2005.

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

Note 5. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended                       Nine Months Ended
                                                          September 30,                           September 30,
                                                     -------------------------------    -------------------------------
                                                         2005              2004             2005              2004
                                                     -------------     -------------    --------------    -------------
Numerator:
  Net income (loss) before effect of
     discontinued operations....................     $     (3,254)    $      (2,982)    $     (4,463)     $     (9,181)
  Discontinued operations.......................               -              1,339           10,704             2,353
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) available to common
  stockholders..................................           (3,254)           (1,643)           6,241            (6,828)
                                                     =============     =============    ==============    =============
Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares.....................       40,962,427         36,251,323      38,478,355        36,164,268

  Effect of dilutive securities:
    Stock options and warrants                                 -                  -               -                -
                                                     -------------     -------------    --------------    -------------

  Dilutive potential common shares
    Denominator for diluted earnings per share -
    adjusted weighted-average shares and assumed
    Conversions.................................       40,962,427         36,251,323      38,478,355        36,164,268

  Basic earnings (loss) per share:
    Net income (loss) from continuing
     operations .................................   $       (0.08)     $      (0.08)    $      (0.12)     $      (0.25)
    Discontinued operations.....................               -               0.04             0.28              0.07
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic....    $       (0.08)     $      (0.04)    $       0.16      $      (0.18)
                                                     =============     =============    ==============    =============

  Diluted earnings (loss) per share:
    Net income (loss) from continuing
    operations ................................     $      (0.08)     $       (0.08)    $      (0.12)     $      (0.25)
    Discontinued operations.....................               -               0.04             0.28              0.07
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic....    $      (0.08)     $       (0.04)    $       0.16      $      (0.18)
                                                     =============     =============    ==============    =============

         For the three months ended September 30, 2005 and 2004 and nine months ended September 30, 2005 and 2004, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses from continuing operations incurred in the periods. Had there not been losses from continuing operations in these periods, dilutive shares would have been 1,420,879 and 1,689,884 for the three and nine months ended September 30, 2004, respectively and 1,870,121 and 1,662,562 for the three months and nine months ended September 30, 2005, respectively.

Note 6. Hedging Program and Derivatives

         On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. As of September 30, 2005, the derivatives that the Company had in place were not designated as hedges and, accordingly, changes in the fair value of the derivatives are recorded in current period oil and gas revenue.

         Under the terms of our revolving credit facility, we are required to maintain hedging positions on not less than 25% nor more than 75% of our projected natural gas and crude oil production for a rolling six month period.

         The following table sets forth the Company's current hedge position:

           Time Period             Notional Quantities                Price
--------------------------- ------------------------------------ ---------------
October - December 2005     9,500 MMbtu of production per day    Floor of $5.00
January 2006                10,000 MMbtu of production per day   Floor of $5.00
February 2006               10,000 MMbtu of production per day   Floor of $5.00
March 2006                  10,000 MMbtu of production per day   Floor of $5.00
April 2006                  10,000 MMbtu of production per day   Floor of $7.00
May 2006                    10,000 MMbtu of production per day   Floor of $8.00

Note 7. Contingencies - Litigation

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2005, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

Note 8.  2005 Non-Employee Directors Long-Term Equity Incentive Plan

         On June 1, 2005, Abraxas Petroleum Corporation held its 2005 Annual Meeting of Stockholders at which the stockholders approved the 2005 Non-Employee Directors Long-Term Equity Incentive Plan (the "2005 Directors Plan"). The following is a summary of the 2005 Directors Plan.

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

         Shares Reserved and Awards. The 2005 Directors Plan reserves 900,000 shares of Abraxas common stock, subject to adjustment following certain events, as discussed below. The 2005 Directors Plan provides that each year, at the first regular meeting of the Board of Directors immediately following Abraxas' annual stockholder's meeting, each non-employee director shall be granted or issued awards of 10,000 shares of Abraxas common stock, for participation in Board and Committee meetings during the previous calendar year. The maximum annual award for any one person is 10,000 shares of Abraxas common stock or options for common stock. If options, as opposed to shares, are awarded, the exercise share price shall be no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the Committee.

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

Critical Accounting Policies

         There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

         Commodity Prices and Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years with prices generally being strong since the first quarter of 2004. The table below illustrates how natural gas prices have fluctuated over the eight quarters prior to and including the quarter ended September 30, 2005 and contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.


                  Natural Gas Prices by Quarter (in $ per Mcf)
                                  Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
              Dec. 31,        Mar. 31,       June 30,      Sept. 30,     Dec. 31,       Mar. 31,      June 30,      Sept. 30,
                2003            2004          2004            2004         2004           2005          2005          2005
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index        $4.60          $5.69         $5.97          $5.85          $6.77         $6.30         $   6.80      $   8.21
Realized     $4.29          $4.98         $5.52          $5.24          $6.14         $5.26         $   6.33      $   8.15

         The NYMEX natural gas price November 3, 2005 was $11.69 per Mcf.

         The table below illustrates how crude oil prices have fluctuated over the eight quarters prior to and including the quarter ended September 30, 2005 and contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.

                  Crude Oil Prices by Quarter (in $ per Bbl)
                                  Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
              Dec. 31,        Mar. 31,       June 30,      Sept. 30,     Dec. 31,       Mar. 31,      June 30,      Sept. 30,
                2003            2004          2004            2004         2004           2005          2005          2005
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index          $29.64          $34.76        $38.48         $42.32        $49.46         $47.33        $ 51.76       $ 60.26
Realized       $29.99          $34.18        $37.29         $42.43        $46.81         $47.13        $ 49.43       $ 60.24

         The NYMEX crude oil price on November 3, 2005 was $61.78 per Bbl.

         Under the terms of our revolving credit facility, we are required to maintain hedging positions on not less than 25% nor more than 75% of our projected natural gas and crude oil production for a rolling six month period. We currently have the following hedges in place:

           Time Period              Notional Quantities            Price
--------------------------- ----------------------------------- --------------
October - December 2005      9,500 MMbtu of production per day  Floor of $5.00
January 2006                10,000 MMbtu of production per day  Floor of $5.00
February 2006               10,000 MMbtu of production per day  Floor of $5.00
March 2006                  10,000 MMbtu of production per day  Floor of $5.00
April 2006                  10,000 MMbtu of production per day  Floor of $7.00
May 2006                    10,000 MMbtu of production per day  Floor of $8.00

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

         We had capital expenditures of $4.8 million and $28.6 million during the first nine months of 2004 and 2005, respectively. As a result of the capital spending limitations included in our previous credit agreement (which was terminated in October 2004) and our 11 1/2 % secured notes due 2007 (which were redeemed in October 2004), we were limited for most of 2004 in our ability to replace existing production and, consequently, our production volumes decreased during 2004 and continued to decrease in the first three months of 2005. We experienced an increase in our production volumes during the three months ended September 30, 2005. If natural gas and crude oil prices return to depressed levels or if our production levels decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected.

         Availability of Capital. As described more fully under "Liquidity and Capital Resources" below, our sources of capital going forward will primarily be cash from operating activities, funding under our revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. As of September 30, 2005, we had approximately $10.2 million of availability under our revolving credit facility.

         Exploitation and Development Activity. We believe that our high quality asset base, high degree of operational control and large inventory of drilling projects position us for future growth. Our properties are concentrated in locations that facilitate substantial economies of scale in drilling and production operations and efficient reservoir management practices. We currently operate 94% of our properties accounting for approximately 90% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. In addition, at December 31, 2004 we had 47 proved undeveloped locations and had identified over 100 drilling and recompletion opportunities on our existing U.S. acreage, the successful development of which we believe could significantly increase our daily production and proved reserves. During the three months ended September 30, 2005, we continued exploitation activities on our properties. We invested $28.4 million in capital spending during the nine months ended September 30, 2005 on nine wells in South Texas, West Texas and Wyoming. We are currently completing and/or testing one vertical well in West Texas and re-entering a vertical well in West Texas. Three horizontal wells in South Texas and one horizontal well in West Texas (started in 2004) have been brought on line during the nine-month period. Our drilling activities resulted in increased natural gas production during the three and nine months ended September 30, 2005. In the latter part of the third quarter we drilled and are currently completing four vertical crude oil wells in Wyoming. Our future natural gas and crude oil production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our natural gas and crude oil properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploitation activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploitation and development activities will result in increases in our proved reserves. In addition, approximately 49% of our total estimated proved reserves at December 31, 2004 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations.

         Borrowings and Interest. At September 30, 2005, we had indebtedness of approximately $125.0 million under the notes and $4.8 million under the revolving credit facility and availability of $10.2 million. Unlike the 11 1/2% secured notes due 2007 (which were redeemed in October 2004), interest on the notes is payable in cash, which will require us to increase our production and cash flow from operations in order to meet our debt service requirements, as well as to fund the development of our numerous drilling opportunities.

         Recent events. In July 2005, we acquired an average 44% of the mineral rights, all executive rights and certain surface rights under approximately 12,000 contiguous acres in the Oates Southwest Field area of West Texas, plus a 3-year lease on a large portion of the remaining mineral interests, for approximately $2.9 million.

         On July 20, 2005, we completed a $12.0 million private placement pursuant to which we issued 4.0 million shares of common stock to accredited investors at a price of $3.00 per share. Net proceeds of approximately $11.3 million from the private placement were used to re-pay indebtedness under our revolving credit facility, for development in Texas and Wyoming, and for working capital and general corporate purposes.

         Outlook for 2005. The Company has previously provided guidance for the calendar year 2005 which was updated on August 10, 2005. As a result of industry conditions, namely delays in obtaining various stimulation and completion services, several of the Company's newly drilled wells have taken longer to get on production than originally estimated. A general increase in field operating costs experienced by the entire industry has also had an impact on the Company's direct operating costs and will affect our per unit costs for 2005. The Company's G&A costs have been adversely impacted due to Sarbanes-Oxley related costs during the year and will continue to be so impacted for the remainder of 2005. The G&A expense amounts shown below include only regularly occuring G&A expenses and do not take into account any potential bonuses that might be earned for 2005 or non-recurring expenses. In August 2005 we also revised our total capital spending amount for 2005 to $32.0 million as a result of the successful completion of the recent private placement transaction and the Company's improved liquidity position. Our updated guidance for 2005 remains as follows:

          Production:
             Bcfe(approximately 80% gas)...................          6.5 - 7.5
          Exit Rate (Mmcfe/d)..............................            19-21
          Price Differentials (Pre Hedge):
             $ Per Bbl.....................................             0.55
             $ Per Mcf.....................................             0.75
          Direct Lifting Costs, $ Per Mcfe.................             1.10
          Production taxes.................................    10% of Revenue
          G&A, $ Per Mcfe..................................             0.75


Results of Operations

         The following table sets forth certain of our operating data for the periods presented.

                                                          Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                       -------------------------         ---------------------------
                                                         2005            2004              2005             2004
                                                       ---------       ---------         ----------       ----------
Operating Revenue (in thousands):
Crude Oil Sales..................................   $     2,699     $     2,289       $      7,543     $      6,279
Natural Gas Sales................................        11,130           5,670             23,147           17,730
Natural Gas Liquids Sales........................             -              59                  -              165
Rig Operations...................................           330             214                909              518
Other............................................             5               5                 14                9
                                                       ---------       ---------         ----------       ----------
                                                    $    14,164     $     8,237       $     31,613     $     24,701
                                                       =========       =========         ==========       ==========

Operating Income (in thousands) (1)..............   $       868     $     1,837       $      7,297     $      7,260
Crude Oil Production (MBbls).....................            45              54                145              166
Natural Gas Production (MMcfs)...................         1,366           1,083              3,427            3,382
Natural Gas Liquids Production (MBbls)...........             -               2                  -                7
Average Crude Oil Sales Price ($/Bbl)............   $     60.24     $     42.43       $      51.95     $      37.91
Average Natural Gas Sales Price ($/Mcf)..........   $      8.15     $      5.24       $       6.75     $       5.24
Average Liquids Sales Price ($/Bbl)..............   $         -     $     27.55       $          -     $      24.71

(1) Includes $7.1 million and $7.3 million in non-cash, stock-based compensation expense for the three and nine months ended September 30, 2005, respectively, and $1.4 million and $1.1 million in non-cash stock-based compensation expense for the three and nine months ended September 30, 2004, respectively.

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

         Operating Revenue. During the three months ended September 30, 2005, operating revenue from natural gas, natural gas liquids and crude oil sales increased by $5.8 million to $13.8 million compared to $8.0 million during three months ended September 30, 2004. The increase in revenue was primarily due to increased natural gas production volumes and higher commodity prices during the period. Higher commodity prices contributed $4.1 million to crude oil and natural gas production revenues, while increased production volumes contributed $1.7 million.

         Average sales prices net of hedging cost for the quarter ended September 30, 2005 were:

         o  $60.24 per Bbl of crude oil, and
         o  $8.15 per Mcf of natural gas

         Average sales prices net of hedging cost for the quarter ended September 30, 2004 were:

         o  $42.43 per Bbl of crude oil,
         o  $27.55 per Bbl of natural gas liquids, and
         o  $5.24 per Mcf of natural gas

         Crude oil production volumes decreased from 54.0 MBbls during the quarter ended September 30, 2004 to 44.8 MBbls for the same period of 2005. The decrease in crude oil production volumes was primarily due to natural field declines. Natural gas production volumes increased 283 MMcf to 1,366 MMcf for the three months ended September 30, 2005 from 1,083 MMcf for the same period of 2004. The increase in natural gas production volumes was attributable to new production during the quarter ended September 30, 2005 as a result of drilling activities undertaken since the beginning of 2005. New production added 376 MMcf for the quarter ended September 30, 2005, which was partially offset by natural field declines.

         Lease Operating Expenses ("LOE"). LOE for the three months ended September 30, 2005 increased to $3.0 million from $2.1 for the same period of 2004. The increase was primarily due to increased production taxes related to higher commodity prices, increased natural gas production and generally increasing industry cost of services. Our LOE on a per Mcfe basis for the three months ended September 30, 2005 increased to $1.84 compared to $1.49 for the same period of 2004. The increase in the per Mcfe rate was primarily due to increased production taxes related to higher commodity prices.

         General and Administrative ("G&A") Expenses. G&A expenses decreased slightly to $953,000 for the quarter ended September 30, 2005 from $998,000 for the same period of 2004. The decrease was primarily due to a decrease in professional fees in the third quarter of 2005 as compared to the same period of 2004. G&A expense on a per Mcfe basis was $0.58 for the third quarter of 2005 compared to $0.70 for the same period of 2004 due to higher production volumes in 2005.

         Stock-based Compensation. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share which resulted in variable accounting. We recognized an expense of $7.1 million during the quarter ended September 30, 2005 compared to $1.4 million during the same period of 2004 related to these repricings. The increase in stock-based compensation expense was the result of the increase in the price of our common stock during the quarter ended September 30, 2005 compared to the price at June 30, 2005.

         Depreciation, Depletion and Amortization("DD&A") Expenses. DD&A expense increased to $2.1 million for the three months ended September 30, 2005 from $1.7 million for the same period of 2004. The increase in DD&A was primarily due to increased production volumes during the quarter ended September 30, 2005 and increased capital expenditures during 2005 as compared to the same period of 2004. Our DD&A on a per Mcfe basis for the quarter ended September 30, 2005 was $1.29 per Mcfe as compared to $1.23 in 2004.

         Interest Expense. Interest expense decreased to $3.7 million for the third quarter of 2005 compared to $4.3 million ($1.2 million of which was cash interest expense) for the same period of 2004. The decrease in interest expense (and increase in cash interest expense) was due to the refinancing of our long-term debt in October 2004. Our long-term debt was $190.5 million at September 30, 2004 compared to $129.8 million at September 30, 2005.

         Income taxes. There is no current or deferred income tax expense or benefit due to losses or loss carryforwards and valuation allowance which has been recorded against such benefits.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

         Operating Revenue. During the nine months ended September 30, 2005, operating revenue from natural gas, natural gas liquids and crude oil sales increased to $30.7 million as compared to $24.2 million in the nine months ended September 30, 2004. The increase in revenue was primarily due to higher commodity prices during 2005 as compared to the same period of 2004. Higher commodity prices contributed $7.2 million to crude oil and natural gas revenue during the nine months ended September 30, 2005. The increase in revenue resulting from higher commodity prices was partially offset by a decline in production volumes for the nine months ended September 30, 2005 as compared to the same period of 2004. Decreased production volumes had a negative impact on revenue of approximately $702,000.

         Average sales prices net of hedging cost for the nine months ended September 30, 2005 were:


         o  $51.95 per Bbl of crude oil, and
         o  $6.75 per Mcf of natural gas

         Average sales prices net of hedging cost for the nine months ended September 30, 2004 were:

         o  $37.91 per Bbl of crude oil,
         o  $24.71 per Bbl of natural gas liquids, and
         o  $5.24 per Mcf of natural gas

         Crude oil production volumes decreased to 145.2 MBbls during the nine months ended September 30, 2005 from 165.6 MBbls for the same period of 2004. The decrease in crude oil production was primarily due to natural field declines. Natural gas production volumes increased slightly to 3,427 MMcf for the nine months ended September 30, 2005 from 3,382 MMcf for the same period of 2004. New production during the nine months ended September 30, 2005 contributed 485 MMcf which was offset by natural field declines.

         Lease Operating Expenses. LOE for the nine months ended September 30, 2005 increased to $7.8 million from $6.7 million for the same period of 2004. The increase was primarily due to increased production taxes related to higher commodity prices, increased natural gas production and generally increasing industry cost of services. Our LOE on a per Mcfe basis for the nine months ended September 30, 2005 increased to $1.82 compared to $1.52 for the same period of 2004. The increase in the per Mcfe rate was primarily due to increased production taxes related to higher commodity prices.

         G&A Expenses. G&A expenses decreased to $3.0 million for the first nine months of 2005 from $3.8 million for the first nine months of 2004. The decrease was primarily due to lower performance bonuses paid during the third quarter of 2005 as compared to the same period in 2004. G&A expense on a per Mcfe basis was $0.70 for the first nine months of 2005 compared to $0.85 for the same period of 2004 due to higher production volumes in 2005.

         Stock-based Compensation. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be accounted for as variable expenses until they are exercised, forfeited, or expired. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share which resulted in variable accounting. We recognized an expense of $7.3 million during the nine months ended September 30, 2005 and $1.1 million during the same period of 2004 related to these repricings. The increase in stock-based compensation expense was the result of the increase in the price of our common stock from December 31, 2004 to September 30, 2005.

         DD&A Expenses. DD&A expense increased to $5.6 million for the nine months ended September 30, 2005 from $5.4 million for the same period of 2004. The increase was primarily due to increased capital expenditures during the nine months ended September 30, 2005 as compared to the same period of 2004. Our DD&A on a per Mcfe basis for the nine months ended September 30, 2005 was $1.31 per Mcfe as compared to $1.22 in 2004.

         Interest Expense. Interest expense decreased to $10.2 million for the first nine months of 2005 compared to $13.4 million (of which approximately $4.2 million was cash interest expense) for the same periods of 2004. The decrease in interest expense (and increase in cash interest expense) was due to the refinancing of our long-term debt in October 2004. Our long-term debt was $129.8 million at September 30, 2005 compared to $190.5 million at September 30, 2004.

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

         Working Capital (Deficit). At September 30, 2005, we had current assets of $12.6 million and current liabilities of $16.7 million resulting in a working capital deficit of approximately $4.1 million. This compares to a working capital deficit of $3.9 million at December 31, 2004 related to continuing operations. Current liabilities at September 30, 2005 consisted of trade payables of $6.8 million, revenues due third parties of $3.6 million, accrued interest of $4.7 million and other accrued liabilities of $1.6 million.

         Capital expenditures. The table below sets forth the components of our capital expenditures on a historical basis for the nine months ended September 30, 2005 and 2004.

                                                                            Nine Months Ended
                                                                              September 30,
                                                                ------------------------------------------
                                                                         2005                  2004
                                                                    ---------------       ----------------
Expenditure category (in thousands):
  Development.................................................  $         28,350       $          4,720
  Facilities and other........................................               254                     69
                                                                    ---------------       ----------------
      Total...................................................  $         28,604       $          4,789
                                                                    ===============       ================

         During the nine months ended September 30, 2005 and 2004, capital expenditures were primarily for the development of existing properties. During 2004, our capital expenditures were subject to limitations imposed under our previously existing credit facility and 11 1/2% secured notes due 2007. These limitations were removed in connection with the refinancing that was completed in October 2004. We increased our previously stated capital expenditure budget of $22.0 million for 2005, as a result of the increased liquidity provided by our recently completed private placement of common stock, to $32.0 million in early September. During the first nine months of 2005, we undertook nine projects expending approximately $28.4 million. Our capital expenditures could include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of natural gas and crude oil decline from current levels, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset natural gas and crude oil production volumes decreases caused by natural field declines and sales of producing properties, if any.

         Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities relating to continuing operations are summarized in the following table:

                                                               Nine Months Ended
                                                                 September 30,
                                                     ---------------------------------------
                                                            2005                   2004
                                                     ------------------      ---------------
Net cash provided by operating activities       $             14,769    $           8,971
Net cash used in investing activities                        (28,604)              (4,789)
Net cash provided by financing activities                     15,134               (1,288)
                                                     ------------------      ---------------
Total                                           $              1,299    $           2,894
                                                     ==================      ===============


         Operating activities during the nine months ended September 30, 2005 provided $14.8 million in cash compared to providing $9.0 million in the same period in 2004. Net income plus non-cash expense items and net changes in operating assets and liabilities accounted for most of these funds. Financing activities provided approximately $15.1 million for the first nine months of 2005 compared to using $1.3 million for the same period of 2004. Proceeds from long-term borrowings provided $17.7 million in 2005 while payments on long-term borrowings used $14.3 million in 2005. Proceeds from an equity offering in July 2005 provided $11.3 million for the nine months ended September 30, 2005. Investing activities used $28.6 million for the nine months ended September 30, 2005 compared to using $4.8 million for the same period of 2004. Expenditures during the nine months ended September 30, 2005 and 2004 were primarily for the development of existing properties and the acquisition of mineral rights, all executive rights and certain surface rights and a three year lease in the Oates Southwest Field area of West Texas for approximately $2.9 million in July 2005.

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

         Our cash flow from operations depends heavily on the prevailing prices of natural gas and crude oil and our production volumes of natural gas and crude oil. Although we have hedged a portion of our natural gas and crude oil production and will continue this practice as required pursuant to the revolving credit facility, future natural gas and crude oil price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Low natural gas and crude oil prices could also negatively affect our ability to raise capital on terms favorable to us or at all.

         Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. Due to sales of properties in 2002 and 2003 and the divestiture of Grey Wolf during the first quarter of 2005, and restrictions on capital expenditures under the terms of our 11 1/2% secured notes due 2007 (which were refinanced in October 2004), we now have significantly reduced reserves and production as compared with pre-2003 levels. In the future, if an appropriate opportunity presents itself, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploitation, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. While we have had some success in pursuing these activities since January 1, 2003, we have not been able to fully replace the production volumes lost from natural field declines and property sales. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. The risk of not finding commercially productive reservoirs will be compounded by the fact that 49% of our total estimated proved reserves at December 31, 2004 were undeveloped. During the first nine months of 2005, we expended approximately $28.4 million for nine wells in South Texas, West Texas and Wyoming. We are currently completing and/or testing one vertical wells in West Texas and re-entering a vertical well in West Texas. Three horizontal wells in South Texas and one horizontal well in West Texas (started in 2004) have been brought on line which have thus far resulted in 485 MMcf of new natural gas production for the nine-month period. In the latter part of the third quarter we drilled and are currently completing four vertical wells in Wyoming. If the volume of natural gas and crude oil we produce decreases, our cash flow from operations may decrease.

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

         Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

         o  Long-term debt
         o  Interest on long-term debt
         o  Operating leases for office facilities

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2005:


                                                             Payments due in:
---------------------------------- ----------------------------------------------------------------------
  Contractual Obligations              Total        Less than                                 More than
  (dollars in thousands)                             one year      1-3 years     3-5 years      5 years
---------------------------------- --------------- ------------- ------------ -------------- ------------
Long-Term Debt (1)                 $   129,842     $        -    $        -   $  129,842     $        -
Interest on long-term debt (2)          58,606         14,163        28,326       16,117              -
Operating Leases (3)                       823            264           537           22              -
                                   --------------- ------------- ------------ -------------- ------------
    Total                          $   189,320     $   14,414    $   28,863   $  146,043     $        -
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

         (3) Office lease obligations. The lease for office space expires in January 2009.

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


Long-Term Indebtedness

                                                       September 30,     December 31,
                                                      -----------------------------------
                                                           2005               2004
                                                      ----------------  -----------------
                                                                (In thousands)
Floating rate senior secured notes due 2009.........    $    125,000       $   125,000
Senior secured revolving credit facility............           4,842             1,425
                                                      ----------------  -----------------
                                                             129,842           126,425
Less current maturities ............................               -                 -
                                                      ----------------  -----------------
                                                         $    129,842      $   126,425
                                                      ================  =================

         Floating Rate Senior Secured Notes due 2009. In connection with our October 2004 refinancing, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. The notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004 at a per annum floating rate of six-month LIBOR plus 7.50%. The initial interest rate on the notes was 9.72% per annum. The interest will be reset semi-annually on each June 1 and December 1, commencing on June 1, 2005. The current interest rate, effective June 1, 2005, is 11.03% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2005.

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

         The Notes may be redeemed, at the election of the Company, as a whole or from time to time in part, at any time after April 28, 2007, upon not less than 30 nor more that 60 days' notice to each holder of notes to be redeemed, subject to the conditions and at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest and Liquidating Damages, if any, to the applicable redemption date.

                           Year                              Percentage
         ------------------------------------------  -------------------------
         From April 29, 2007 to April 28, 2008             104.00%
         From April 29, 2008 to April 28, 2009             102.00%
         After April 28, 2009                              100.00%

         Prior to April 28, 2007, we may redeem up to 35% of the aggregate original principal amount of the notes using the net proceeds of one or more equity offerings, in each case at the redemption price equal to the product of

(i) the principal amount of the notes being so redeemed and (ii) a redemption price factor of 1.00 plus the per annum interest rate on the notes (expressed as a decimal) on the applicable redemption date plus accrued and unpaid interest to the applicable redemption date, provided certain conditions are also met.

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

         To the extent there exists any excess monies or property in the collateral account after all of our and our subsidiaries' obligations under the credit facility, the indenture and the notes are paid in full, the collateral agent will be required to return such excess to us.

         The collateral agent will act in accordance with the Intercreditor Agreement and as directed by the "Control Party" which for purposes of the Intercreditor is the holders of the notes and the credit facility lenders, acting as a single class, by vote of the holders of a majority of the aggregate principal amount of outstanding obligations under the notes and the credit facility.

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

Net Operating Loss Carryforwards.

         At December 31, 2004, we had $184.9 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2022 if not utilized.

         Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have established a valuation allowance of $73.0 million for deferred tax assets at December 31, 2004 and September 30, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

         As an independent natural gas and crude oil producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of natural gas, natural gas liquids and crude oil. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of natural gas and crude oil that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for natural gas and crude oil production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the nine months ended September 30, 2005, a 10% decline in natural gas, natural gas liquids and crude oil prices would have reduced our operating revenue, cash flow and net income by approximately $3.1 million for the period.

Hedging Sensitivity

         On January 1, 2001, we adopted SFAS 133 as amended by SFAS 137 and SFAS
138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. None of the derivatives in place as of September 30, 2005 are designated as hedges. Accordingly, the change in the market value of the instrument is reflected in current oil and gas revenue.

         Under the terms of the revolving credit facility, we are required to maintain hedging positions on not less than 25% nor more than 75% of our natural gas and crude oil production for a rolling six month period.

         See "General - Commodity Prices and Hedging Activities" for a summary of our current hedge positions.

Interest Rate Risk

         At September 30, 2005, as a result of the refinancing that occurred in October 2004, we had $125.0 million in outstanding indebtedness under the floating rate senior secured notes due 2009. The notes bear interest at a per annum rate of six-month LIBOR plus 7.5%. The rate is redetermined on June 1 and December 1 of each year, beginning June 1, 2005. The current rate on the notes is 11.03%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.3 million on an annual basis. At September 30, 2005 we had $4.8 million of outstanding indebtedness under our revolving credit facility. Interest on this facility accrues at the prime rate announced by Wells Fargo Bank plus 1.00%. For every percentage point increase in the announced prime rate, our interest expense would increase by approximately $48,000 on an annual basis.

Item 4.  Controls and Procedures.
--------------------------------

         As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective and designed to ensure that material information relating to Abraxas and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities. There were no changes in our internal controls that could materially affect, or are reasonably likely to materially affect, our financial reporting during the third quarter of 2005.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

         On July 20, 2005, we entered into a Common Stock Purchase Agreement with certain accredited investors, pursuant to which we issued 4.0 million shares of our common stock, par value $.01 per share, to the accredited investors at a price of $3.00 per share, or an aggregate of $12.0 million in cash before transaction expenses. The sale of common stock was not registered under the Securities Act of 1933, as amended, or any applicable state securities laws in reliance on the exemption provided by ss. 4(2) of the Securities Act and Rule 506 of the regulations promulgated thereunder. There was no general solicitation involved in the offer and the common stock was sold exclusively to accredited investors as defined under Regulation D. We paid a 5% cash commission out of such proceeds to Energy Capital Solutions LLC which acted as our financial advisor. Net proceeds of approximately $11.3 million from the private placement were used to re-pay indebtedness under our revolving credit facility, for development in Texas and Wyoming, and for working capital and general corporate purposes. We subsequently filed a registration statement on Form S-3 to enable the investors to resell the common stock which was declared effective on September 29, 2005.

Item 3.    Defaults Upon Senior Securities.
------------------------------------------

         None

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

         None

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




    Date:  November 7, 2005                By:/s/ Robert L.G. Watson
                                             --------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  November 7, 2005                By:/s/ Chris E. Williford
                                             --------------------------
                                           CHRIS E. WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer