Form 10-K
period 2005-12-31
ABRAXAS PETROLEUM CORP
filed 2006-03-23
CIK 867665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                                      Yes [ ] No [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).                Yes [ ] No [X]

         As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $82,831,075 based on the closing sale price as reported on the American Stock Exchange.

         As of March 21, 2006, there were 42,588,327 shares of common stock outstanding.


                      Documents Incorporated by Reference:

      Document                                    Parts Into Which Incorporated

Portions of the registrant's Proxy Statement                Part III
relating to the 2006 Annual Meeting of
Shareholders to be held on May 25, 2006.



                          ABRAXAS PETROLEUM CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                               Page

                                     PART I

Item 1.     Business......................................................................................5
            General.......................................................................................6
            Markets and Customers.........................................................................6
            Regulation of Natural Gas and Crude Oil Activities............................................7
            Environmental Matters.........................................................................9
            Title to Properties..........................................................................11
            Competition..................................................................................11
            Employees....................................................................................12
            Available Information........................................................................12

Item 1A.    Risk Factors.................................................................................12
            Risks Related to Our Business................................................................12
            Risks Related to Our Industry................................................................16
            Risks Related to the Common Stock............................................................18

Item 1B.    Unresolved Staff Comments....................................................................19

Item 2.     Properties...................................................................................20
            Primary Operating Areas......................................................................20
            Exploratory and Developmental Acreage........................................................21
            Productive Wells.............................................................................21
            Reserves Information.........................................................................21
            Crude Oil, Natural Gas Liquids, and Natural Gas Production
            and Sales Prices.............................................................................23
            Drilling Activities..........................................................................23
            Office Facilities............................................................................24
            Other Properties.............................................................................24

Item 3.     Legal Proceedings............................................................................24

Item 4.     Submission of Matters to a Vote of Security Holders..........................................25

                                   PART II 25

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
            Purchases of Equity Securities...............................................................25
            Market Information...........................................................................25
            Holders......................................................................................25
            Dividends....................................................................................25

Item 6.     Selected Financial Data......................................................................25

Item 7.     Management's Discussion And Analysis Of Financial Condition And Results Of
            Operations...................................................................................26
            General......................................................................................26
            Results of Operations........................................................................29
            Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004...................29
            Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003...................31
            Liquidity and Capital Resources..............................................................33
            Critical Accounting Policies.................................................................41

            New Accounting Pronouncements................................................................43

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk...................................45
            Commodity Price Risk.........................................................................45
            Hedging Sensitivity..........................................................................45
            Interest rate risk...........................................................................45

Item 8.     Financial Statements.........................................................................46

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................................................46

Item 9A.    Controls and Procedures......................................................................46

Item 9B.    Other Information............................................................................46

                                  PART III 46

Item 10.    Directors and Executive Officers of the Registrant...........................................46
            Audit Committee and Audit Committee Financial Expert.........................................47
            Section 16(a) Compliance.....................................................................47

Item 11.    Executive Compensation.......................................................................47

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholder Matters..........................................................................47

Item 13.    Certain Relationships and Related Transactions...............................................47

Item 14.    Principal Accounting Fees and Services.......................................................47

                                   PART IV 47

Item 15.    Exhibits, Financial Statement Schedules......................................................47

            SIGNATURES...................................................................................51


                           FORWARD-LOOKING INFORMATION

         We make forward-looking statements throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like "believe", "expect", "anticipate", "intend", "plan", "seek", "estimate", "could", "potentially" or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable. The forward-looking information contained in this document is generally located in the material set forth under the headings "Summary", "Risk Factors", "Business", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management's reasonable estimates of future results or trends. The factors that may affect our expectations regarding our operations include, among others, the following:

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

PART I

Item 1.  Business

         As part of a series of restructuring transactions approved in 2004, we adopted a plan to dispose of our operations and interest in Grey Wolf Exploration Inc., a wholly-owned Canadian subsidiary of Abraxas Petroleum Corporation. In February 2005, Grey Wolf closed on an initial public offering resulting in our substantial divestiture of our capital stock in Grey Wolf. As a result of the disposal of Grey Wolf, the results of operations of Grey Wolf are reflected in our Financial Statements and in this document as "Discontinued Operations" and our remaining operations are referred to in our Financial Statements and in this document as "Continuing Operations" or "Continued Operations". Unless otherwise noted, all disclosures are for continuing operations. See Note 3 to the financial statements in Item 8.

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

General

         We are an independent energy company primarily engaged in the development and production of natural gas and crude oil. Historically, we have grown through the acquisition and subsequent development and exploitation of producing properties, principally through the redevelopment of old fields utilizing new technologies such as modern log analysis and reservoir modeling techniques as well as 3-D seismic surveys and horizontal drilling. As a result of these activities, we believe that we have a substantial inventory of development opportunities, which provide a basis for significant production and reserve increases. In addition, we intend to expand upon our exploitation and development activities with complementary exploration projects in our core areas of operation.

         Our core areas of operation are in south and west Texas and east central Wyoming. Our current producing properties are typically characterized by long-lived reserves, established production profiles and an emphasis on natural gas. At December 31, 2005, we owned interests in 102,356 gross acres (88,374 net acres) applicable to our continuing operations, and operated properties accounting for approximately 94% of our PV-10, affording us substantial control over the timing and incurrence of operating and capital expenditures. At December 31, 2005, estimated total proved reserves were 104.7 Bcfe with an aggregate PV-10 of $311.9 million. During 2005, we participated in the drilling of 12 gross (12 net) wells with 11 gross (11 net) wells being successful. We invested $35.0 million in capital spending on these activities during 2005. As a result of these activities we produced 6.1 Bcfe during 2005 and replaced 280% of 2005 production according to our year-end reserve report.


         We believe that our high quality asset base, high degree of operational control and large inventory of drilling projects positions us for future growth. Our properties are concentrated in locations that facilitate substantial economies of scale in drilling and production operations and efficient reservoir management practices. In addition, we have 53 proved undeveloped projects and have identified over 184 drilling and recompletion opportunities on our existing acreage, the successful development of which we believe could significantly increase our daily production and proved reserves. We have approved a capital budget of approximately $40.0 million for 2006 which will be used primarily for the development of our current properties as well as to drill and complete wells that were in progress at the end of 2005. This drilling program will be funded by cash flow from operations, availability under our revolving credit facility and if necessary, equity financing. Our ability to complete this drilling program may also be limited due to the lack of availability of drilling rigs and other equipment.

Markets and Customers

         The revenue generated by our operations is highly dependent upon the prices of, and demand for, natural gas and crude oil. Historically, the markets for natural gas and crude oil have been volatile and are likely to continue to be volatile in the future. The prices we receive for our natural gas and crude oil production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of natural gas and crude oil have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability and cash flow from operations. You should read the discussion under "Risk Factors - Risks Relating to Our Industry -- Market conditions for natural gas and crude oil, and particularly volatility of prices for natural gas and crude oil, could adversely affect our revenue, cash flows, profitability and growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for more information relating to the effects of decreases in natural gas and crude oil prices on us.

         Substantially all of our natural gas and crude oil is sold at current market prices under short-term arrangements, as is customary in the industry. During the year ended December 31, 2005, two purchasers accounted for approximately 61% of our natural gas and crude oil sales. We believe that there are numerous other companies available to purchase our natural gas and crude oil and that the loss of one or more of these purchasers would not materially affect our ability to sell natural gas and crude oil.

Regulation of Natural Gas and Crude Oil Activities

         The exploration, production and transportation of all types of hydrocarbons are subject to significant governmental regulations. Our operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, crude oil and natural gas production operations and economics are, or in the past have been, affected by industry specific price controls, taxes, conservation, safety, environmental, and other laws relating to the petroleum industry, and by changes in such laws and by constantly changing administrative regulations.

     Price Regulations

         In the past, maximum selling prices for certain categories of crude oil, natural gas, condensate and NGLs were subject to significant federal regulation. At the present time, however, all sales of our crude oil, natural gas, condensate and NGLs produced under private contracts may be sold at market prices. Congress could, however, re-enact price controls in the future. If controls that limit prices to below market rates are instituted, our revenue could be adversely affected.

     Natural Gas Regulation

         Historically, the natural gas industry as a whole has been more heavily regulated than the crude oil or other liquid hydrocarbons market. Most regulations focused on transportation practices. Currently, the Federal Energy Regulatory Commission ("FERC), requires each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and natural gas balancing services), and to adopt a new ratemaking methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate markets natural gas as a merchant, it does so pursuant to private contracts in direct competition with all of the sellers, such as us; however, pipeline companies and their affiliates are not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only", although many have affiliated marketers.

         Transportation pipeline availability and shipping cost are major factors affecting the production and sale of natural gas. Our physical sales of natural gas are affected by the actual availability, terms and cost of pipeline transportation. The price and terms for access into the pipeline transportation systems remain subject to extensive Federal regulation. Although FERC does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to and use of the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace. FERC continues to review and modify its regulations regarding the transportation of natural gas. The 2005 Energy Policy Act recently authorized FERC to allow natural gas companies subject to the FERC's Natural Gas Act jurisdiction to provide gas storage and storage-related services at market-based rates for new storage capacity of a storage facility placed in service after the date of the Act's August 2005 passage, thereby enhancing competition in the market for interstate natural gas storage service.

         In recent years FERC also has pursued a number of important policy initiatives which could significantly affect the marketing of natural gas in the United States. Most of these initiatives are intended to enhance competition in natural gas markets. FERC rules encouraging "spin downs", or the breakout of unregulated gathering activities from regulated transportation services, may have the adverse effect of increasing the cost of doing business on some in the industry, including us, as a result of the geographic monopolization of certain facilities by their new, unregulated owners. Note, however, that FERC currently is pursuing an inquiry into whether it should revise its test for determining whether and under what circumstances FERC may reassert jurisdiction over natural gas gathering companies that have been "spun-down" from an affiliated interstate natural gas pipeline to prevent abusive practices by the gatherer and its pipeline affiliate. Any action taken by FERC in this proceeding will be intended by it to enhance competition in the gas transportation sector. As to all FERC initiatives, the ongoing, or, in some instances, preliminary and evolving nature of such matters makes it impossible at this time to predict their ultimate impact on our business. However, we do not believe that any FERC initiatives will affect us any differently than other natural gas producers and marketers with which we compete.

         FERC decisions involving onshore facilities are more liberal in their reliance upon traditional tests for determining what facilities are "gathering" and therefore are exempt from federal regulatory control. In many instances, what was in the past classified as "transmission" may now be classified as "gathering". We ship certain of our natural gas through gathering facilities owned by others. Although FERC decisions create the potential for increasing the cost of shipping our natural gas on third party gathering facilities, our shipping activities have not been materially affected by these decisions.

         In summary, all FERC activities related to the transportation of natural gas result in improved opportunities to market our physical production to a variety of buyers and market places, while at the same time increasing access to pipeline transportation and delivery services. Additional proposals and proceedings that might affect the natural gas industry in the United States are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective or their effect, if any, on our operations. The natural gas and crude oil industry historically has been very heavily regulated; thus there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue indefinitely into the future.

     State and Other Regulation

         All of the jurisdictions in which we own producing natural gas and crude oil properties have statutory provisions regulating the exploration for and production of natural gas and crude oil. These include provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units on an acreage basis and the density of wells which may be drilled and the unitization or pooling of natural gas and crude oil properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from natural gas and crude oil wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. Some states, such as Texas and Oklahoma, have, in recent years, reviewed and substantially revised methods previously used to make monthly determinations of allowable rates of production from fields and individual wells. The effect of all of these conservation regulations has the potential to limit the speed, timing and amounts of crude oil and natural gas we can produce from our wells, and to limit the number of wells or the location at which we can drill.

         State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take or service requirements, but does not generally entail rate regulation. In the United States, natural gas gathering has received greater regulatory scrutiny at both the state and federal levels in the wake of the interstate pipeline restructuring under FERC Order 636. For example, the Texas Railroad Commission enacted a Natural Gas Transportation Standards and Code of Conduct to provide regulatory support for the State's more active review of rates, services and practices associated with the gathering and transportation of natural gas by an entity that provides such services to others for a fee, in order to prohibit such entities from unduly discriminating in favor of their affiliates.

         For those operations on Federal or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, on Federal Lands in the United States, the Minerals Management Service ("MMS") prescribes or severely limits the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS prohibits deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. Further, the MMS has been engaged in a process of promulgating new rules and procedures for determining the value of crude oil produced from federal lands for purposes of calculating royalties owed to the government. The natural gas and crude oil industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase. We cannot predict what, if any, effect any new rule will have on our operations.

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

         Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. In the course of our ordinary operations, we may generate waste that may fall within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed. Although CERCLA currently contains a "petroleum exclusion" from the definition of "hazardous substance," state laws affecting our operations impose cleanup liability relating to petroleum and petroleum related products, including crude oil cleanups. In addition, although RCRA regulations currently classify certain oilfield wastes which are uniquely associated with field operations as "non-hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements.

         We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the exploration and production of natural gas and crude oil. Although we utilized standard industry operating and disposal practices at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties we owned or leased or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA (as defined below), and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators; to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

         Oil Pollution Act of 1990. United States federal regulations also require certain owners and operators of facilities that store or otherwise handle crude oil, such as us, to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of crude oil into surface waters. The federal Oil Pollution Act ("OPA") contains numerous requirements relating to prevention of, reporting of, and response to crude oil spills into waters of the United States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility. State laws mandate crude oil cleanup programs with respect to contaminated soil. A failure to comply with OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA's financial responsibility and other operating requirements will not have a material adverse effect on us.

         U.S. Environmental Protection Agency. U.S. Environmental Protection Agency regulations address the disposal of crude oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes. The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected underground, crude oil and natural gas wastes are regulated by the Underground Injection Control program under the Safe Drinking Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed of at an approved hazardous waste facility. We have coverage under the applicable Clean Water Act permitting requirements for discharges associated with exploration and development activities. Resource Conservation Recovery Act. RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most crude oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes crude oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

         Clean Water Act. The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the crude oil and natural gas industry into certain coastal and offshore waters. Further, the EPA has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

         Safe Drinking Water Act. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from crude oil and natural gas production. The Safe Drinking Water Act of 1974, as amended establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In Texas, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

         Air Pollution Control. The Clean Air Act and state air pollution laws adopted to fulfill its mandate provide a framework for national, state and local efforts to protect air quality. Our operations utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

         Naturally Occurring Radioactive Materials ("NORM"). NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the crude oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the State of Texas.

         Abandonment Costs. All of our crude oil and natural gas wells will require proper plugging and abandonment when they are no longer producing. We post bonds with most regulatory agencies to ensure compliance with our plugging responsibility. Plugging and abandonment operations and associated reclamation of the surface production site are important components of our environmental management system. We plan accordingly for the ultimate disposition of properties that are no longer producing.

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

Competition

         We operate in a highly competitive environment. The principal resources necessary for the exploration and production of natural gas and crude oil are leasehold prospects under which natural gas and crude oil reserves may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable personnel to conduct all phases of natural gas and crude oil operations. We must compete for such resources with both major natural gas and crude oil companies and independent operators. Many of these competitors have financial and other resources substantially greater than ours. Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our operations in the immediate future, we cannot assure you that such materials and resources will be available to us. For more information, you should read "Risk Factors - Risks Related to Our Industry - We operate in a highly competitive industry which may adversely affect our operations." and "- The unavailability or high cost of drilling rigs, equipment, supplies, insurance, personnel and crude oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget."

Employees

         As of March 21, 2006 we had 48 full-time employees in the United States, including two executive officers, three non-executive officers, one petroleum engineer, one geologist, five managers, one landman, ten administrative and support personnel and 25 field personnel. Additionally, we retain contract gaugers on a month-to-month basis. We retain independent geological and engineering consultants from time to time on a limited basis and expect to continue to do so in the future.

Available Information

         Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments filed with the Securities and Exchange Commission are available free of charge on our web site at
www.abraxaspetroleum.com in the Investor Relations section as soon as practicable after such reports are filed.

Item 1A. Risk Factors

Risks Related to Our Business

We have a highly leveraged capital structure, which limits our operating and financial flexibility.

         We have a highly leveraged capital structure. At March 21, 2006, we had total indebtedness, including our floating rate senior secured notes due 2009, or notes, which we issued in connection with our October 2004 refinancing, of approximately $130.8 million, all of which is secured indebtedness. We also had availability of $9.2 million under our $15.0 million senior secured revolving credit facility, all of which is also secured indebtedness.

Our highly leveraged capital structure will have several important effects on our future operations, including:

            o a substantial amount of our cash flow from operations will be required to service our indebtedness, which will reduce the funds that would otherwise be available for operations, capital expenditures and expansion opportunities, including developing our properties;

            o the covenants contained in our revolving credit facility require us to meet certain financial tests and comply with certain other restrictions, including limitations on capital expenditures. These restrictions, together with those in the indenture governing the notes, may limit our ability to undertake certain activities and respond to changes in our business and our industry;

            o our debt level may impair our ability to obtain additional capital, through equity offerings or debt financings, for working capital, capital expenditures, or refinancing of indebtedness;

            o our debt level makes us more vulnerable to economic downturns and adverse developments in our industry (especially declines in natural gas and crude oil prices) and the economy in general; and

            o the notes and our revolving credit facility are subject to variable interest rates which makes us vulnerable to interest rate increases.

We may not be able to fund the substantial capital expenditures that will be required for us to increase our reserves and our production.

         We are required to make substantial capital expenditures to develop our existing reserves and to discover new reserves. Historically, we have financed our capital expenditures primarily with cash flow from operations, borrowings under credit facilities, sales of producing properties, and sales of equity securities and we expect to continue to do so in the future; however, we cannot assure you that we will have sufficient capital resources in the future to finance our capital expenditures.

         Volatility in natural gas and crude oil prices, the timing of our drilling program and our drilling results will affect our cash flow from operations. Lower prices and/or lower production will also decrease revenues and cash flow, thus reducing the amount of financial resources available to meet our capital requirements, including reducing the amount available to pursue our drilling opportunities. If our cash flow from operations does not increase as a result of our planned capital expenditures, a greater percentage of our cash flow from operations will be required for debt service and our planned capital expenditures would, by necessity, be decreased.

         The borrowing base under our revolving credit facility will be determined from time to time by our lenders, consistent with their customary natural gas and crude oil lending practices. Reductions in estimates of our natural gas and crude oil reserves could result in a reduction in our borrowing base, which would reduce the amount of financial resources available under our revolving credit facility to meet our capital requirements. Such a reduction could be the result of lower commodity prices or production, inability to drill or unfavorable drilling results, changes in natural gas and crude oil reserve engineering, the lenders' inability to agree to an adequate borrowing base or adverse changes in the lenders' practices regarding estimation of reserves.

         If cash flow from operations or our borrowing base decrease for any reason, our ability to undertake exploitation and development activities could be adversely affected. As a result, our ability to replace production may be limited. In addition, if the borrowing base under our revolving credit facility is reduced, we would be required to reduce our borrowings under our revolving credit facility so that such borrowings do not exceed the borrowing base. This could further reduce the cash available to us for capital spending and, if we did not have sufficient capital to reduce our borrowing level, could cause us to default under our revolving credit facility and the notes.

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

         Our future natural gas and crude oil production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our natural gas and crude oil properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploitation activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration, exploitation and development activities will result in increases in our proved reserves. As our proved reserves, and consequently our production decline, our cash flow from operations and the amount that we are able to borrow under our revolving credit facility will also decline. In addition, approximately 52% of our total estimated proved reserves at December 31, 2005 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations.

Our production is currently concentrated in one well

         Approximately 30% of our current production is from a single well in west Texas. If production from this well decreases, it would have a material impact on our revenues, cash flow from operations and financial condition. This well is subject to all of the risks typically associated with natural gas wells, including the risks described in "Risks Related to Our Industry - Our operations are subject to the numerous risks of natural gas and crude oil drilling and production activities."

We may not find any commercially productive natural gas or crude oil reservoirs.

         We cannot assure you that the new wells we drill will be productive or that we will recover all or any portion of our capital investment. Drilling for natural gas and crude oil may be unprofitable. Dry holes and wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable. The inherent risk of not finding commercially productive reservoirs will be compounded by the fact that 52% of our total estimated proved reserves at December 31, 2005 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. In addition, our properties may be susceptible to drainage from production by other operations on adjacent properties. If the volume of natural gas and crude oil we produce decreases, our cash flow from operations will decrease.

Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interest.

         Our revolving credit facility and the indenture governing the notes contain a number of significant covenants that, among other things, limit our ability to:

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

         In addition, our revolving credit facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary or desirable corporate activities.

         A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our revolving credit facility and the notes. A default, if not cured or waived, could result in all of our indebtedness, including the notes, becoming immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

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

         We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in natural gas and crude oil prices and to achieve more predictable cash flow. In 2003 and 2005, we incurred hedging costs of $842,000 and $592,000, respectively, resulting from the price floors we established . For the year ended December 31, 2004, we recognized a gain from hedging activities of approximately $118,000. Currently, we believe our hedging arrangements, which are in the form of price floors, do not expose us to significant financial risk.

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

We have experienced significant operating losses in the past.

         We recorded net losses from continuing operations for 2003 of $12.8 million. We recorded net income from continuing operations for 2004 and 2005 of $3.0 million and $6.3 million, respectively. Net income from continuing operations in 2004 included $12.6 million of gain on debt extinguishment relating to our October 2004 refinancing and a deferred tax benefit of $6.1 million. We cannot assure you that we will continue to be profitable in the future.

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

         At December 31, 2005, we had, subject to the limitation discussed below, $190.0 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2025 if not utilized. In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that we can use annually is limited under U.S. tax law. Moreover, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109.

Therefore, we have established a valuation allowance of $73.0 million and $67.0 million for deferred tax assets at December 31, 2004 and 2005, respectively.

We depend on our Chairman, President and CEO and the loss of his services could have an adverse effect on our operations.

         We depend to a large extent on Robert L. G. Watson, our Chairman of the Board, President and Chief Executive Officer, for our management and business and financial contacts. Mr. Watson may terminate his employment agreement with us at any time on 30 days notice, but, if he terminates without cause, he would not be entitled to the severance benefits provided under the terms of that agreement. Mr. Watson is not precluded from working for, with or on behalf of a competitor upon termination of his employment with us. If Mr. Watson were no longer able or willing to act as our Chairman, the loss of his services could have an adverse effect on our operations. In addition, in connection with the initial public offering by our previously wholly-owned subsidiary, Grey Wolf Exploration Inc., we, Grey Wolf and Mr. Watson agreed that Mr. Watson would continue to serve as our Chief Executive Officer and President and as the Chief Executive Officer for Grey Wolf, with Mr. Watson devoting two-thirds of his time to his positions and duties with us and one-third of his time to his position and duties with Grey Wolf. In consideration for receiving Mr. Watson's services, Grey Wolf makes an annual payment to Abraxas of US$100,000 and reimburses Abraxas for Mr. Watson's expenses incurred in connection with providing such services.

Risks Related to Our Industry

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

            o   general economic conditions;

            o   domestic and foreign governmental regulation; and

            o   the price and availability of alternative fuel sources.

         In addition to decreasing our revenue and cash flow from operations, low or declining natural gas and crude oil prices could have additional material adverse effects on us, such as:

            o reducing the overall volume of natural gas and crude oil that we can produce economically, thereby adversely affecting our revenue, profitability and cash flow and our ability to perform our obligations with respect to the notes;

            o   reducing our borrowing base under the credit facility; and

            o impairing our borrowing capacity and our ability to obtain equity capital.

Estimates of our proved reserves and future net revenue are uncertain and inherently imprecise.

         The process of estimating natural gas and crude oil reserves is complex involving decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data. Accordingly, these estimates are imprecise. Actual future production, natural gas and crude oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and crude oil reserves most likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth in this report. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploitation and development, prevailing natural gas and crude oil prices and other factors, many of which are beyond our control.

         The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of natural gas and crude oil reserves, future net revenue from proved reserves and the PV-10 thereof for our natural gas and crude oil properties are based on the assumption that future natural gas and crude oil prices remain the same as natural gas and crude oil prices at December 31, 2005. The sales prices as of such date used for purposes of such estimates were $8.84 per Mcf of natural gas and $56.92 per Bbl of crude oil. This compares with $4.94 per Mcf of natural gas and $41.01 per Bbl of crude oil as of December 31, 2004. These estimates also assume that we will make future capital expenditures of approximately $84.2 million in the aggregate through 2024, with the majority expected to be incurred from 2006 to 2009, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth in this report.

         The present value of future net revenues we disclose may not be the current market value of our estimated natural gas and crude oil reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the period of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the end of the year of the estimate. Any changes in consumption by natural gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of natural gas and crude oil properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with us or the natural gas and crude oil industry in general will affect the accuracy of the 10% discount factor.

Our operations are subject to the numerous risks of natural gas and crude oil drilling and production activities.

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

The unavailability or high cost of drilling rigs, equipment, supplies, insurance, personnel and crude oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

         Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies, insurance or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of natural gas and crude oil, the demand for oilfield services has risen and the costs of these services are increasing.

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

Risks Related to the Common Stock

We do not pay dividends on common stock.

         We have never paid a cash dividend on our common stock and the terms of the revolving credit facility and the indenture relating to the notes limit our ability to pay dividends on our common stock.

Shares eligible for future sale may depress our stock price.

         At March 21, 2006, we had 42,588,327 shares of common stock outstanding of which 3,991,679 shares were held by affiliates and, in addition, 2,588,963 shares of common stock were subject to outstanding options granted under certain stock option plans (of which 1,699,838 shares were vested at March 21, 2006).

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

The price of our common stock has been volatile and could continue to fluctuate substantially.

         Our common stock is traded on The American Stock Exchange. The market price of our common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

            o   fluctuations in commodity prices;

            o   variations in results of operations;

            o   legislative or regulatory changes;

            o   general trends in the industry;

            o   market conditions; and

            o analysts' estimates and other events in the natural gas and crude oil industry.

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

         Our articles of incorporation and bylaws provide for a classified board of directors, with each member serving a three-year term, and eliminate the ability of stockholders to call special meetings or take action by written consent. Each of the provisions in the articles of incorporation and bylaws could make it more difficult for a third party to acquire Abraxas without the approval of our board. In addition, the Nevada corporate statute also contains certain provisions that could make an acquisition by a third party more difficult.

An active market may not develop for our common stock.

         Our common stock is quoted on The American Stock Exchange. While there is currently one specialist in our common stock, this specialist is not obligated to continue to make a market in our common stock. In this event, the liquidity of our common stock could be adversely impacted and a stockholder could have difficulty obtaining accurate stock quotes.

Future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect our stock price.

         We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue 200,000,000 shares of common stock with such rights as determined by our board of directors. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

Item 1B. Unresolved Staff Comments

         None.

Item 2.  Properties

Primary Operating Areas

Texas

         Our operations are concentrated in south and west Texas with over 99% of the PV-10 of our natural gas and crude oil properties at December 31, 2005 located in those two regions. We operate 91% of our wells in Texas. During 2005, we drilled a total of eight new wells (eight net) in Texas with an 88% success rate, with a total of 1.1 Bcfe of our 2005 production attributable to new wells drilled in Texas. Operations in south Texas are concentrated along the Edwards trend in Live Oak, DeWitt and Lavaca Counties, the Frio/Vicksburg trend in San Patricio County and the Wilcox trend in Goliad and DeWitt Counties. In total in south Texas, we own an average 93% working interest in 46 wells with average production of 200 net Bbls of crude oil and 6,778 net Mcf of natural gas per day for the year ended December 31, 2005. As of December 31, 2005, we had estimated net proved reserves in South Texas of 30.3 Bcfe (84% natural gas) with a PV-10 of $107.0 million, 61% of which was attributable to proved developed reserves.

         Our west Texas operations are concentrated along the deep Devonian/Montoya/Ellenburger formations and shallow Cherry Canyon sandstones in Ward County, the Sharon Ridge Clearfork Field in Scurry and Mitchell Counties and Devonian, Woodford and Wolfcamp formations in Pecos County. We drilled one well in west Texas that contributed approximately 10% of our 2005 production and is currently contributing approximately 30% of our production.

         In total in west Texas, we own an average 74% working interest in 165 wells with average daily production of 296 net Bbls of crude oil and NGLs and 9,735 net Mcf of natural gas per day for the year ended December 31, 2005. As of December 31, 2005, we had estimated net proved reserves in west Texas of 73.0 Bcfe (83% natural gas) with a PV-10 of $201.9 million, 42% of which was attributable to proved developed reserves.

         In the Oates SW Field of west Texas, our workover rig continues to clean out the vertical section on a Devonian re-entry well, which after reaching approximately 12,500', we plan to drill horizontally. We plan to continue development of the Oates SW Field throughout 2006, targeting the shallower Wolfcamp, Atoka and Woodford formations in addition to the deeper Devonian. In the multi-well re-completion program elsewhere in the Delaware Basin of West Texas, we are currently recovering completion fluid from two wells that were fracture stimulated in the Atoka formation while a third well, which was re-completed to the Wolfcamp formation, is flowing oil and gas. We plan to re-complete or fracture stimulate four to six additional wells in this program during 2006. In the Sharon Ridge Field located in Scurry County, Texas, we have begun drilling a shallow well targeting the Clear Fork formation at a depth of 3,500'. We plan to drill one additional in-fill well in this field in 2006.

Wyoming

         We currently hold 52,994 acres in the Powder River Basin in east central Wyoming. We have drilled and operate ten wells in Converse and Niobrara counties that were completed in the Muddy, Mowry, Turner, and Niobrara formations. Four of these wells were drilled in the latter part of 2005 and are currently undergoing completion and stimulation. We own a 100% working interest in these wells that produced an average of 37 net barrels of crude oil per day in 2005. As of December 31, 2005, we had estimated net proved producing reserves in Wyoming of 242,036 barrels of crude oil with a PV-10 of $3.0 million.

         In Brooks Draw, Wyoming, production testing continues on the four wells drilled in late 2005. Since the beginning of 2006, one additional formation has been perforated and awaits fracture stimulation and a previously completed formation has been re-stimulated. We plan to complete additional zones as service equipment becomes available. Once all of the formations are completed and tested individually, they will be commingled and an ultimate sustained rate of production can be obtained. We plan to drill several more wells in Wyoming during the second half of 2006.

Exploratory and Developmental Acreage

         Our principal natural gas and crude oil properties consist of non-producing and producing natural gas and crude oil leases, including reserves of natural gas and crude oil in place. The following table indicates our interest in developed and undeveloped acreage and fee mineral acreage applicable to continuing operations as of December 31, 2005:

                        Developed               Undeveloped              Fee Mineral
                        Acreage (1)             Acreage (2)              Acreage (3)
                 ------------------------ --------------------------- ----------------------- --------------
                                                                                                  Total
                   Gross         Net         Gross         Net           Gross        Net          Net
                  Acres(4)      Acres (5)    Acres(4)     Acres (5)     Acres (6)     Acres       Acres
                 ------------ ------------ ------------ ------------- ------------- --------- --------------
  South Texas         6,271       5,842        1,236        1,158             -          -        7,000
  West Texas         19,117      14,570       18,135       12,315        12,007      5,272       32,157
  Wyoming             3,360       3,360       49,634       45,833             -          -       49,193
  N. Dakota             -           -             80           24             -          -           24
                 ------------ ------------ ------------ ------------- ------------- --------- --------------
           Total     28,748      23,772       69,085       59,330        12,007      5,272       88,374
                 ============ ============ ============ ============= ============= ========= ==============
---------------

(1) Developed acreage consists of leased acres spaced or assignable to productive wells.
(2) Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and crude oil, regardless of whether or not such acreage contains proved reserves.
(3) Fee mineral acreage represents fee simple absolute ownership of the mineral estate or fraction thereof.
(4) Gross acres refers to the number of acres in which we own a working interest.
(5) Net acres represents the number of acres attributable to an owner's proportionate working interest (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).
(6) Includes 7,484 acres that are included in developed and undeveloped gross acres.

Productive Wells

         The following table sets forth our total gross and net productive wells applicable to continuing operations, expressed separately for natural gas and crude oil, as of December 31, 2005:


                                                            Productive Wells (1)
                                                          As of December 31, 2005
                                    ---------------------------------------------------------------------
           State                               Crude Oil                          Natural Gas
 -------------------------------    --------------------------------   ----------------------------------
                                      Gross(2)              Net(3)          Gross(2)           Net(3)
                                    ---------------   --------------   ---------------   ----------------
           South Texas                     17.0              17.0             29.0              26.0
           West Texas                     128.0              99.5             37.0              22.6
           Wyoming                         10.0              10.0             18.0               -
           N. Dakota                        -                 -                1.0               -
                                    ---------------   --------------   ---------------   ----------------
                    Total                 155.0             126.5             85.0              48.6
                                    ===============   ==============   ===============   ================
------------

(1)      Productive wells are producing wells and wells capable of production.
(2)      A gross well is a well in which we own an interest.
(3) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one.

Reserves Information

         The natural gas and crude oil reserves have been estimated as of December 31, 2005, December 31, 2004, and December 31, 2003, by DeGolyer and MacNaughton, of Dallas, Texas. Natural gas and crude oil reserves, and the estimates of the present value of future net revenues there-from, were determined based on then current prices and costs. Reserve calculations involve the estimate of future net recoverable reserves of natural gas and crude oil and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.

         The following table sets forth certain information regarding estimates of our crude oil, natural gas liquids and natural gas reserves as of December 31, 2003, December 31, 2005 and December 31, 2005 relating to continuing operations.

                                                                Estimated Proved Reserves
                                               ------------------------------------------------------
                                                  Proved            Proved               Total
                                                 Developed       Undeveloped            Proved
                                               --------------   ---------------    ------------------
          As of December 31, 2005
            Crude oil (MBbls)                        1,942              1,142              3,084
            Natural gas (MMcf)                      38,794             47,409             86,203

          As of December  31, 2004
            Crude oil (MBbls)                        1,878              1,223              3,101
            Natural gas (MMcf)                      36,241             38,877             75,118

          As of December 31, 2003
            Crude oil (MBbls)                        1,791              1,264              3,055
            NGLs (MBbls)                                95                170                265
            Natural gas (MMcf)                      39,371             40,831             80,202

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

         You should not assume that the present value of future net revenues referred to in this annual statement is the current market value of our
estimated   natural  gas  and  crude  oil  reserves.   In  accordance  with  SEC
requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the year of the estimate, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. Because we use the full cost method to account for our natural gas and crude oil operations, we are susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. This is known as a "ceiling limitation write-down". This charge does not impact cash flow from operating activities but does reduce our stockholders' equity and reported earnings. We have experienced ceiling limitation write-downs in the past and we cannot assure you that we will not experience additional ceiling limitation write-downs in the future. For more information regarding the full cost method of accounting, you should read the information under "Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies".

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

         The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of natural gas and crude oil reserves, future net revenue from proved reserves and the PV-10 thereof for the natural gas and crude oil properties described in this report are based on the assumption that future natural gas and crude oil prices remain the same as natural gas and crude oil prices at December 31, 2005. The average sales prices as of such date used for purposes of such estimates were $56.92 per Bbl of crude oil and $8.84 per Mcf of natural gas. It is also assumed that we will make future capital expenditures of approximately $84.2 million in the aggregate, most of which is in the years 2006 through 2009, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

         We file reports of our estimated natural gas and crude oil reserves with the Department of Energy. The reserves reported to this agency are required to be reported on a gross operated basis and therefore are not comparable to the reserve data reported herein.

Crude Oil, Natural Gas Liquids, and Natural Gas Production and Sales Prices

         The following table presents our net crude oil, net natural gas liquids and net natural gas production, the average sales price per Bbl of crude oil and natural gas liquids and per Mcf of natural gas produced and the average cost of production per Mcfe of production sold, for the three years ended December 31, 2005 related to continuing operations:

                                                               2005           2004           2003
                                                         --------------- -------------- --------------
             Crude oil production (Bbls)                       194,366         220,409        220,135
             Natural gas production (Mcf)                    4,942,355       4,403,030      4,780,739
             Natural gas liquids production (Bbls)                   -           8,875          9,439
             Total production (Mmcfe)   (2)                      6,109           5,779          6,158
             Average sales price per Bbl of crude oil    $       53.27   $       40.12  $       30.43
             Average sales price per Mcf of natural
                  gas (1)                                $        7.48   $        5.45  $        4.77
             Average sales price per Bbl of natural
                  gas liquids                            $        -      $       26.32  $       20.46
             Average sales price per Mcfe                $        7.75   $        5.72  $        4.82
             Average cost of production per Mcfe
                  produced (2)                           $        1.82   $        1.48  $        1.35
------------------

(1)      Average sales prices are net of hedging activity.
(2) Natural gas and crude oil were combined by converting crude oil and natural gas liquids to a Mcf equivalent on the basis of 1 Bbl of crude oil and natural gas liquid equals 6 Mcf of natural gas. Production costs include direct operating costs, ad valorem taxes and gross production taxes.

Drilling Activities

         The following table sets forth our gross and net working interests in exploratory and development wells drilled, related to continuing operations during the three years ended December 31, 2005:

                                     2005                           2004                        2003
                         --------------------------    -----------------------------   -----------------------
                          Gross(1)          Net(2)       Gross(1)          Net(2)       Gross(1)      Net(2)
                         ------------    ----------    ------------     -----------    ----------     --------
Exploratory(3)

  Productive(4)
          Crude oil              1.0           1.0             2.0            2.0            1.0          1.0

          Natural gas            1.0           1.0               -              -              -            -

          Dry holes(5)             -             -               -              -              -            -
                         ------------    ----------    ------------     ----------     ----------     --------
                  Total          2.0           2.0             2.0            2.0            1.0          1.0
                         ============    ==========    ============     ==========     ==========     ========

Development(6)

  Productive (4)

          Crude oil              4.0           4.0               -              -              -            -

          Natural gas            5.0           5.0             1.0            1.0            5.0          5.0

          Dry holes (5)          1.0           1.0             1.0            1.0              -            -
                         ------------    ----------    ------------     ----------     ----------     --------
                  Total         10.0          10.0             2.0            2.0            5.0          5.0
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

         As of March 21, 2006, we had 7 wells in process of drilling and/or completing.

Office Facilities

         Our executive and administrative offices are located at 500 North Loop 1604 East, Suite 100, San Antonio, Texas 78232, consisting of approximately 12,650 square feet leased through January 2009 at an aggregate base rate of $20,773 per month. We also have an office in Midland, Texas consisting of 570 square feet leased through February 2008 at an aggregate base rate of $439 per month.

Other Properties

         We own 10 acres of land, an office building, workshop, warehouse and house in Sinton, Texas, 2.8 acres of land, an office building in Scurry County, Texas, 600 acres of fee land in Scurry County, Texas, 160 acres of land in Coke County, Texas and 11,537 acres of fee land in Pecos County, Texas. We also own 22 vehicles which are used in the field by employees. We own 2 workover rigs, which are used for servicing our wells.

Item 3.  Legal Proceedings

         From time to time, Abraxas is involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 2005, Abraxas was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on Abraxas.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

         Our common stock began trading on the American Stock Exchange on August 18, 2000, under the symbol "ABP." The following table sets forth certain information as to the high and low sales price quoted for our common stock on the American Stock Exchange.

             Period                                         High        Low
             -------------                                --------   ----------
2004
             First Quarter                                $   3.64   $    1.29
             Second Quarter                                   2.89        1.50
             Third Quarter                                    2.37        1.09
             Fourth Quarter                                   2.99        1.91

2005
             First Quarter                                $   2.92   $    1.92
             Second Quarter                                   3.38        2.15
             Third Quarter                                    8.99        2.71
             Fourth Quarter                                   9.25        5.15

2006         First Quarter (Through March 21, 2006)       $   7.25   $    5.24

Holders

         As of March 21, 2006, we had 42,588,327 shares of common stock outstanding and had approximately 1,226 stockholders of record.

Dividends

         We have not paid any cash dividends on our common stock and it is not presently determinable when, if ever, we will pay cash dividends in the future. In addition, the indenture governing our notes and our revolving credit facility prohibit the payment of cash dividends and stock dividends on our common stock. You should read the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for more information regarding the restrictions on our ability to pay dividends.

Item 6.  Selected Financial Data

         The following selected financial data as of and for the years ended is derived from our Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and other financial information included herein. See "Financial Statements" in Item 8.

                                                                          Year Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                2005           2004 *          2003 *          2002*              2001 *
                                           --------------   -------------  ---------------  ----------------  ---------------
                                                               (Dollars in thousands except per share data)
Total revenue - continuing operations      $    48,625      $    33,854     $    30,380      $    21,541       $    35,775
Net income (loss)                          $    19,117 (5)  $    12,360 (1) $    56,798 (2)  $  (119,197) (3)  $   (23,769) (4)
Net income (loss) - discontinued
   operations                              $    12,846 (5)  $     3,323     $    70,024 (2)  $   (63,355)      $    (4,870)
Net income (loss) - continuing
   operations                              $     6,271      $     9,037     $   (13,226)     $   (55,842)      $   (18,899)


Net income (loss) per common share  -
   diluted                                 $      0.46      $      0.32     $      1.61      $     (3.98)      $     (0.92)
Weighted average shares outstanding -
   diluted (in thousands)                       41,164           38,895          35,364 (6)       29,979            25,789
Total assets                               $   121,866      $   152,685     $   126,437      $   181,425       $   303,616
Long-term debt, excluding current
   maturities                              $   129,527      $   126,425     $   184,649      $   201,850       $   209,611
Total stockholders' equity (deficit)       $   (23,701)     $   (53,464)    $   (72,203)     $  (142,254)      $   (28,585)

*  Net income (loss) and net income (loss) from continuing  operations for 2004,
   2003,  2002  and  2001  reflect  the  retrospective  adoption  of SFAS  123R.
   ------------------

(1) Includes gain on debt extinguishment of $12.6 million and a deferred tax benefit of $6.1 million.
(2)  Includes gain on sale of foreign subsidiaries of $ 68.9 million in 2003.
(3) Includes ceiling limitation write-down of $116.0 million ($28.2 million related to continuing operations).
(4) Includes ceiling test write-down of $2.6 million in 2001, based on subsequent (March 22, 2002) realized prices, related to discontinued operations.
(5) Includes gain on the sale of foreign subsidiary of $17.3 million net of non-cash tax of $6.1 million.
(6) For the year ended December 31, 2003, 711,928 shares were excluded from the calculation of diluted earnings per share since their inclusion would have been antidilutive.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Prior to February 2005, Grey Wolf Exploration Inc. was a wholly-owned Canadian subsidiary of Abraxas. In February 2005, Grey Wolf closed on an initial public offering resulting in the substantial divestiture of our capital stock in Grey Wolf. As a result of the Grey Wolf IPO, and the significant divestiture of our interest in Grey Wolf, the results of operations of Grey Wolf are reflected in our Financial Statements and in this document as "Discontinued Operations" and our remaining operations are referred to in our Financial Statements and in this document as "Continuing Operations" or "Continued Operations". Unless otherwise noted, all disclosures are for continuing operations.

         The following is a discussion of our consolidated financial condition, results of continuing operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto. See "Financial Statements" in Item 8.

General

         We are an independent energy company primarily engaged in the development, and production of natural gas and crude oil. Historically, we have grown through the acquisition and subsequent development and exploitation of producing properties, principally through the redevelopment of old fields utilizing new technologies such as modern log analysis and reservoir modeling techniques as well as 3-D seismic surveys and horizontal drilling. As a result of these activities, we believe that we have a substantial inventory of development opportunities, which provide a basis for significant production and reserve increases. In addition, we intend to expand upon our exploitation and development activities with complementary exploration projects in our core areas of operation.

         We have incurred net losses in two of the last five years, and there can be no assurance that operating income and net earnings will be achieved in future periods. Our financial results depend upon many factors which significantly affect our results of operations including the following:

            o   the sales prices of natural gas and crude oil ;

            o the level of total sales volumes of natural gas, natural gas liquids and crude oil;

            o the availability of, and our ability to raise additional capital resources and provide liquidity to meet, cash flow needs;

            o   the level of and interest rates on borrowings; and

            o   the  level  and  success  of   exploitation,   exploration   and
                development activity.

         Commodity Prices and Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. In January 2001, our realized price for natural gas sales was at its highest level in our operating history and the price of crude oil was also at a high level. However, over the course of 2001 and the beginning of the first quarter of 2002, prices again became depressed, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through December 2005. Prices have continued to remain strong during the beginning of 2006 compared to historical levels, but have weakened from levels during the latter part of 2005 and early 2006. If prices continue to weaken, our cash flow from operations will be adversely affected.

         The table below illustrates how natural gas prices have fluctuated over the eight quarters prior to and including the quarter ended December 31, 2005 and contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.


                                             Natural Gas Prices by Quarter (in $ per Mcf)
                                                             Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
             Mar. 31,         June 30,      Sept. 30,     Dec. 31,       Mar. 31,      June 30,     Sept. 30,       Dec. 31,
               2004            2004           2004          2004           2005          2005         2005            2005
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index          $5.69          $5.97         $5.85          $6.77          $6.30       $   6.80      $   8.21      $  12.85
Realized       $4.98          $5.52         $5.24          $6.14          $5.26       $   6.33      $   8.15      $   9.12

         The NYMEX natural gas price on March 21, 2006 was $6.87 per Mcf.

         The table below illustrates how crude oil prices have fluctuated over the eight quarters prior to and including the quarter ended December 31, 2005 and contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.

                                             Crude Oil Prices by Quarter (in $ per Bbl)
                                                             Quarter Ended
             ---------------------------------------------------------------------------------------------------------------
             Mar. 31,         June 30,      Sept. 30,     Dec. 31,       Mar. 31,      June 30,     Sept. 30,       Dec. 31,
               2004            2004           2004          2004           2005          2005         2005            2005
             ----------    ----------     -----------    ----------    ----------     ----------    ----------    ----------
Index         $34.76        $38.48          $42.32        $49.46        $47.33        $    51.76    $    60.26    $   61.51
Realized      $34.18        $37.29          $42.43        $46.81        $47.13        $    49.43    $    60.24    $   57.18

         The NYMEX crude oil price on March 21, 2006 was $60.57 per Bbl.

         We seek to reduce our exposure to price volatility by hedging our production primarily through price floors. In 2003 and 2005, we incurred hedging cost of $842,000 and $592,000, respectively. For the year ended December 31, 2004, we recognized a gain from hedging activities of approximately $118,000.

         Under the terms of our revolving credit facility, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our natural gas and crude oil production, on an equivalent basis, for a rolling six month period. We currently have the following hedges in place:

Time Period              Notional Quantities                   Price
------------------ --------------------------------------- ----------------
April 2006         10,000 MMbtu of production per day      Floor of $7.00
May 2006           10,000 MMbtu of production per day      Floor of $8.00
June 2006          10,000 MMbtu of production per day      Floor of $8.00
July 2006          10,000 MMbtu of production per day      Floor of $7.00

August 2006        10,000 MMbtu of production per day      Floor of $6.00
September 2006     10,000 MMbtu of production per day      Floor of $5.00

At December 31, 2005 the aggregate fair market value of our hedges was approximately $76,000.

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

         We had capital expenditures for 2005 of $35 million and have budgeted approximately $40 million in 2006. Capital spending limitations that existed under the terms of our prior senior credit agreement and our 11 1/2% notes due 2007 were removed in connection with the refinancing that closed in October 2004. As a result of the limitations, we were limited for most of 2004 in our ability to replace existing production with new production. If crude oil and natural gas prices return to depressed levels or if our production levels continue to decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected.

         Availability of Capital. As described more fully under "Liquidity and Capital Resources" below, our sources of capital going forward will primarily be cash from operating activities, funding under our revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. We currently have approximately $9.2 million of availability under our revolving credit facility. We may also seek equity capital in order to fund our planned drilling expenditures.

         Exploitation and Development Activity. We believe that our high quality asset base, high degree of operational control and large inventory of drilling projects position us for future growth. Our properties are concentrated in locations that facilitate substantial economies of scale in drilling and production operations and more efficient reservoir management practices. We operate 95% of the properties accounting for approximately 94% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. In addition, we have 53 proved undeveloped projects and have identified over 184 drilling and recompletion opportunities on our existing acreage, the successful development of which we believe could significantly increase our daily production and proved reserves.

         Our future natural gas and crude oil production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our natural gas and crude oil properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploitation activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploitation and development activities will result in increases in our proved reserves. In addition, approximately 52% of our total estimated proved reserves at December 31, 2005 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. For a more complete discussion of these risks please see "Risk Factors--We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition would be adversely affected."

         Borrowings and Interest. We currently have indebtedness of approximately $130.8 million and availability of $9.2 million under the revolving credit facility. We paid interest under our 11 1/2% secured notes due 2007 by the issuance of additional notes, which resulted in our interest paid in cash to be $7.6 million during 2004. In connection with the refinancing transactions completed in October 2004, interest on the notes, unlike interest on the notes which were repaid in 2004, is paid in cash. Cash interest expense was $14.0 million during 2005 and based on current interest rates and our outstanding indebtedness at March 13, 2006, would be approximately $15.6 million for 2006. This increase in cash interest expense has required us to increase our production and cash flow from operations in order to meet our debt service requirements, as well as to fund the development of our numerous drilling opportunities.

         Outlook for 2006. As a result of final 2005 financial results and current market conditions, we have updated our operating and financial guidance for year 2006 as follows:

          Production:
             BCFE (approximately 80% gas).......................       7.5 - 8.5
          Exit Rate (Mmcfe/d)...................................       22 - 24
          Price Differentials (Pre Hedge):
             Gas (% Mcf)........................................       5%
             Oil ($/Bbl)........................................       1.00
          Production taxes (% of Revenue)                              10%
          Direct Lease Operating Expenses ($/ Mcfe).............       1.10
          G&A ($/ Mcfe).........................................       0.55
          Interest ($/Mcfe).....................................       2.00
          DD&A ($/Mcfe).........................................       1.50
          Capital Expenditures ($ Millions).....................       40.0


Results of Operations

         Selected Operating Data. The following table sets forth certain of our operating data for the periods presented. All data has been restated to reflect continuing operations.

                                                                    Years Ended December 31
                                                 --------------------------------------------------------------
                                                         (dollars in thousands, except per unit data)
                                                        2005                  2004                 2003
                                                 -------------------   -------------------  -------------------
Operating revenue(1):
   Crude oil sales.............................    $     10,354          $      8,843         $      6,699
   NGLs sales .................................               -                   234                  193
   Natural gas sales...........................          36,960                23,996               22,818
   Rig and other...............................           1,311                   781                  670
                                                 -------------------   -------------------  -------------------
   Total operating revenues ...................    $     48,625          $     33,854         $     30,380
                                                 ===================   ===================  ===================

   Operating income  (2).......................    $     22,104          $     12,165         $      9,598

   Crude oil production (MBbls)................           194.4                 220.4                220.1
   NGLs production (MBbls).....................             -                     8.9                  9.4
   Natural gas production (MMcf)...............         4,942.4               4,403.0              4,780.7

   Average crude oil sales price (per Bbl)         $      53.27          $      40.12         $      30.43
   Average NGLs sales price (per Bbl)              $       -             $      26.32         $      20.46
   Average natural gas sales price (per Mcf)       $       7.48          $       5.45         $       4.77
-------------------

(1)  Revenue and average sales prices are net of hedging activities.

(2) Operating income for 2004 and 2003 reflect the retrospective adoption of SFAS No. 123R "Share-Based Payment"

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

         Operating Revenue. During the year ended December 31, 2005, operating revenue from natural gas and crude oil sales increased by $14.2 million from $33.1 million in 2004 to $47.3 million in 2005. The increase in revenue was primarily due to increased commodity prices realized in 2005 as compared to 2004, as well as an increase in natural gas production volumes. Higher commodity prices contributed $12.6 million to natural gas and crude oil revenue while increased production volumes contributed $1.6 million to revenue.

         In prior years we were being paid on certain wells for the natural gas liquid content of the gas as a separate component as well as the value of the residue gas after processing. In 2005 we elected to be paid for this natural gas at the wellhead. Accordingly, we did not recognize any natural gas liquids revenue in 2005. Crude oil sales volumes decreased slightly from 220.4 MBbls in 2004 to 194.4 MBbls during 2005. The decrease is primarily due to natural field declines. In late 2005, we drilled four additional crude oil wells in Wyoming. These wells are currently in various stages of completion, testing and stimulation. Natural gas sales volumes increased from 4.4 Bcf in 2004 to 4.9 Bcf in 2005. This increase is primarily due to new production during 2005 offset by natural field declines. New production brought on line at various times during 2005 contributed 1.1 Bcf to natural gas production and was partially offset by natural field decline.

         Average sales prices in 2005 net of hedging costs were:

         o  $53.27 per Bbl of crude oil,
         o  $ 7.48 per Mcf of natural gas.

         Average sales prices in 2004 net of hedging costs were:

         o  $40.12 per Bbl of crude oil,
         o  $26.32 per Bbl of natural gas liquids, and
         o  $ 5.45 per Mcf of natural gas.

         Lease Operating Expense and Production Taxes. Lease operating expense, or LOE, increased from $8.6 million in 2004 to $11.1 million in 2005. The increase in LOE was primarily due to higher production taxes associated with higher commodity prices in 2005 as compared to 2004 as well as a general increase in the cost of field services and the amount of services required by us as we increased our drilling activity during 2005 as compared to 2004. Our LOE on a per Mcfe basis for the year ended December 31, 2005 was $1.82 per Mcfe compared to $1.48 per Mcfe in 2004. The increase on a per Mcfe basis was due to increased cost in 2005 as compared to 2004.

         G&A Expense. G&A expense increased from $5.1 million in 2004 to $5.5 million in 2005. The increase in G&A expense in 2005 was primarily due to higher performance bonuses in 2005 as compared to 2004. Our G&A expense on a per Mcfe basis increased from $0.89 in 2004 to $0.90 in 2005. The increase in the per Mcfe cost was due to increased expense in 2005 as compared to 2004.

         Stock-based Compensation. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards, which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be subject to variable accounting until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price on all options with an existing exercise price greater than $2.06 to $2.06. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share which resulted in variable accounting treatment on these options. Under the rules of variable accounting, we recognized the difference in the market price of our common stock as of the end of the period and the exercise price of $0.66. Subsequently, if the market price of our common stock increased from the previous period, we recognized expense; conversely, if the price decreased we recognized a gain. Prior to the adoption of SFAS No.123R, as discussed below, we had charged approximately $1.3 million to stock based compensation expense in 2004 related to these repricings.

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. In December 2005, we elected early adoption of SFAS 123R.

         SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS

123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We elected to use the "modified retrospective" method, and have accordingly restated prior year financial statements to reflect this method.

         As a result of the retrospective adoption of SFAS 123R, the expenses previously recognized under the rules of variable accounting were reversed and a compensation expense measured according to SFAS 123R was recorded. As a result, we recognized stock-based compensation of $247,000 during 2005 as a result of the adoption of this accounting change compared to $112,000 in 2004, as restated.

         We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or "lattice" model. Based upon research done by us on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, we have determined that we will continue to use the Black-Scholes model for option valuation as of the current time.

         DD&A Expense. Depreciation, depletion and amortization expense increased from $7.2 million in 2004 to $8.9 million in 2005. The increase in DD&A was primarily due to increased production volumes in 2005 and increased capital expenditures in 2005 as compared to 2004. Our DD&A expense on a per Mcfe basis for 2005 was $1.46 per Mcfe as compared to $1.25 per Mcfe in 2004.

         Interest Expense. Interest expense decreased from $17.9 million to $14.0 million for 2005 compared to 2004. The decrease in interest expense was due to decreased debt levels during 2005. While the outstanding debt at December 31, 2005 was slightly higher than the balance as December 31, 2004, the level of debt during the course of 2004, prior to the financial restructuring that occurred in October 2004, was significantly higher. In addition, during most of 2004, interest on our then outstanding secured notes was payable by the issuance of additional notes, which caused our cash interest expense in 2004 to be $7.6 million. With the issuance of the notes in October 2004, interest is payable in cash, which led to all of the interest paid in 2005 being paid in cash.

         Financing Costs. Financing costs in 2004 were $1.7 million compared to zero in 2005. Financing costs represent costs related to refinancing activities, which do not qualify for amortization over the life of the debt. The 2004 costs relate to the refinancing activities during 2004. We did not undertake any refinancing activities in 2005.

         Income from discontinued operations. Income from discontinued operations was $12.8 million in 2005 compared to $3.3 million in 2004. On
February 28, 2005, Grey Wolf Exploration Inc. completed an IPO resulting in Abraxas substantially divesting itself of its investment in Grey Wolf. The operations of Grey Wolf, previously reported as a business segment, are reported as discontinued operations for all periods presented in the accompanying financial statements and the operating results are reflected separately from the results of continuing operations.

         Income from discontinued operations for the period ended December 31, 2005 includes a gain on the disposal of Grey Wolf of $17.3 million, net of non-cash income tax of $6.1 million, and a loss from operations, including debt retirement costs, of $4.4 million. Income from discontinued operations for the year ended December 31, 2004 represents the operating results of Grey Wolf for the year then ended.

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

         Stock-based Compensation Expense. Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards, which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be subject to variable accounting until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price on all options with an existing exercise price greater than $2.06 to $2.06. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share which resulted in variable accounting treatment on these options. Under the rules of variable accounting, we recognized the difference in the market price of our common stock as of the end of the period and the exercise price of $0.66. Subsequently, if the market price of our common stock increased from the previous period, we recognized expense; conversely, if the price decreased, we recognized a gain. Prior to the adoption of SFAS No. 123R, as discussed below, we had charged approximately $1.3 million to stock based compensation expense in 2004 related to these repricings.

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. In December 2005, we elected early adoption of SFAS 123R.

         SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS

123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We elected to use the "modified retrospective" method, and have accordingly restated prior year financial statements to reflect this method.

         As a result of the retrospective adoption of SFAS 123R, the expenses previously recognized under the rules of variable accounting were reversed and a compensation expense measured according to SFAS 123R was recorded. As a result, we recognized a reduction of stock-based compensation of $1.2 million during 2004 as a result of the adoption of this accounting change. Restated stock-based compensation expense was $228,000 and $112,000 for 2003 and 2004, respectively.

         We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or "lattice" model. Based upon research done by us on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, we have determined that we will continue to use the Black-Scholes model for option valuation as of the current time.

         DD&A Expense. Depreciation, depletion and amortization expense decreased from $7.6 million in 2003 to $7.2 million in 2004. The decrease in DD&A was primarily due to decreased production volumes in 2004. Our DD&A expense on a per Mcfe basis for 2004 was $1.25 per Mcfe as compared to $1.24 per Mcfe in 2003.

         Interest Expense. Interest expense increased from $16.3 million to $17.9 million for 2004 compared to 2003. The increase in interest expense was due to increased debt levels in 2004, prior to the refinancing completed in October 2004. The increase in debt was primarily due to the payment of interest by the issuance of additional notes pursuant to the 11 1/2% notes due 2007, which were repaid in October 2004. Cash interest expense was $7.6 million in 2004 and $3.6 million in 2003.

         Financing Costs. Financing costs in 2004 were $1.7 million compared to $4.4 million in 2003. Financing costs represent costs related to refinancing activities, which do not qualify for amortization over the life of the debt. Financing costs in 2003 were related to the restructuring transaction, which occurred in January 2003. The 2004 costs relate to the refinancing activities during 2004.

         Income from discontinued operations. Income from discontinued operations was $3.3 million in 2004 compared to $70.0 million in 2003. This represents income from Grey Wolf, which was sold in February 2005. Income in 2003 included a gain on the sale of foreign subsidiaries in January 2003 of $68.9 million. Excluding this gain, income in 2003 would have been $1.1 million. The increase in income in 2004, exclusive of the gain, was due to increased production and higher commodity prices in 2004 as compared to 2003.

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

         Our sources of capital going forward will primarily be cash from operating activities, funding under our revolving credit facility, and if an appropriate opportunity presents itself, proceeds from the sale of properties. We may also seek equity capital although we may not be able to complete any equity financings on terms acceptable to us, if at all. In addition, under the terms of the notes, proceeds of optional sales of our assets that are not timely reinvested in new natural gas and crude oil assets will be required to be used to reduce indebtedness and proceeds of mandatory sales must be used to repay or redeem indebtedness.

         Working Capital (Deficit). The following discussion represents working capital from continuing operations. At December 31, 2005 our current liabilities of approximately $15.2 million exceeded our current assets of $10.3 million resulting in a working capital deficit of $4.9 million. This compares to a working capital deficit of $4.6 million as of December 31, 2004. Current liabilities as of December 31, 2005 consisted of trade payables of $9.8 million, revenues due third parties $3.5 million, accrued interest of $1.4 million and other accrued liabilities of $ 0.5 million.

         Capital Expenditures. Capital expenditures related to our continuing operations in 2005, 2004 and 2003 were $35.4 million, $9.3 million and $9.2 million, respectively. The table below sets forth the components of these capital expenditures for the three years ended December 31, 2005.

                                                         Year Ended December 31
                                       ------------------------------------------------------------
                                              2005                2004                 2003
                                       ------------------- --------------------  ------------------
                                                       (dollars in thousands)
Expenditure category:
      Development                         $    34,991         $     9,088           $    9,158
      Facilities and other                        359                 181                   36
                                       ------------------- --------------------  ------------------
      Total                               $    35,350         $     9,269           $    9,194
                                       =================== ====================  ==================

         During 2005, 2004 and 2003, capital expenditures were primarily for the development of existing properties. We anticipate making capital expenditures for 2006 of approximately $40.0 million which will be used primarily for the development of our current properties. These anticipated expenditures are subject to adequate cash flow from operations and availability under our revolving credit facility. If these sources of funding do not prove to be sufficient, we may also issue additional shares of equity securities although we may not be able to complete equity financings on terms acceptable to us, if at all. Our ability to make all of our budgeted capital expenditures will also be subject to availability of drilling rigs and other field equipment and services. Our capital expenditures could also include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of natural gas and crude oil continue to decline and if our costs of operations continue to increase as a result of the scarcity of drilling rigs or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset natural gas and crude oil production volumes decreases caused by natural field declines and sales of producing properties, if any.

         Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities, related to continuing operations, are summarized in the following table and discussed in further detail below:

                                                                 Year Ended December 31,
                                                     -------------------------------------------------
                                                         2005             2004              2003
                                                     -------------     -----------     ---------------
                                                                  (dollars in thousands)
Net cash provided by operating activities              $ 21,099        $   27,000      $     11,479
Net cash used in investing activities                   (35,350)           (9,269)           (9,194)
Net cash provided by (used in) financing activities
                                                         14,877           (65,684)          (88,652)
                                                     -------------     -----------     ---------------
Total                                                $      626        $  (47,953)     $    (86,367)
                                                     =============     ===========     ===============

         Operating activities for the year ended December 31, 2005 provided us with $21.1 million of cash. Expenditures in 2005 of approximately $35.4 were primarily for the development of natural gas and crude oil properties. Financing activities provided $14.9 million during 2005, of which $11.3 million was provided by a private placement of common stock, $28.4 million was provided from long-term borrowing offset by $25.3 million of payments on long-term debt.

         Operating activities for the year ended December 31, 2004 provided us with $27.0 million of cash. Investing activities used $9.3 million during 2004 primarily for the development of natural gas and crude oil properties. Financing activities used $65.7 million during 2004, primarily for payments on long-term debt and deferred financing fees.

         Operating activities for the year ended December 31, 2003 provided us with $11.5 million of cash. Investing activities used $9.2 million during 2003. Financing activities used $88.7 million during 2003. Most of these funds were used to reduce our long-term debt and were generated by the sale of our Canadian subsidiaries and an exchange offer completed in January 2003. The sale of our Canadian subsidiaries contributed $85.8 million in 2003 reduced by $9.2 million in exploitation and development expenditures. Expenditures in 2003 were primarily for the development of natural gas and crude oil properties.

         Future Capital Resources. We currently have three principal sources of liquidity going forward: (i) cash from operating activities, (ii) funding under our revolving credit facility, and (iii) if an appropriate opportunity presents itself, the sale of producing properties. If these sources of liquidity do not prove to be sufficient, we may also issue additional shares of equity securities although we may not be able to complete equity financings on terms acceptable to us, if at all. While we are no longer subject to limitations on capital expenditures under our 11 1/2% secured notes due 2007, covenants under the indenture for the notes and the revolving credit facility restrict our use of cash from operating activities, cash on hand and any proceeds from asset sales. Under the terms of the notes, proceeds of optional sales of our assets that are not timely reinvested in new natural gas and crude oil assets will be required to be used to reduce indebtedness and proceeds of mandatory sales must be used to redeem indebtedness. The terms of the notes and the revolving credit facility also substantially restrict our ability to:

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

         Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. Due to sales of properties in 2002 and 2003 and the divestiture of Grey Wolf during the first quarter of 2005, and restrictions on capital expenditures under the terms of our 11 1/2% secured notes due 2007 (which were refinanced in October 2004), we now have significantly reduced reserves and production as compared with pre-2003 levels. In the future, if an appropriate opportunity presents itself, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploitation, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. The risk of not finding commercially productive reservoirs will be compounded by the fact that 52% of our total estimated proved reserves at December 31, 2005 were undeveloped. During 2005, we expended approximately $35.0 million for twelve wells in south Texas, west Texas and Wyoming. We are currently completing and/or testing multiple Woodford, Atoka and Wolfcamp wells in west Texas and continue to recomplete various wells in South Texas. In the latter part of the year we drilled and are currently completing and testing four vertical wells in Wyoming. . In addition, approximately 30% of our production at March 13, 2006 was from a single well in west Texas. If production from this well decreases, the volume of our production would also decrease which, in turn, would likely cause our cash flow from operations to decrease.

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

         Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

     o   Long-term debt
     o   Operating leases for office facilities

         We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2005.

                                                              Payments due in:
                                   ------------------------------------------------------------------------
Contractual Obligations (dollars
in thousands)                         Total           2006       2007-2008      2009-2010     Thereafter

---------------------------------- --------------- ------------- ------------- -------------- -------------
Long-Term Debt (1)                 $   129,527     $        -    $    4,527    $  125,000     $        -
Interest on long-term debt (2)          60,200         15,473        30,885        13,842              -
Operating Leases (3)                       780            254           505            21              -
                                   --------------- ------------- ------------- -------------- -------------
    Total                          $   190,507     $   15,727    $   35,917    $  138,863     $        -
                                   =============== ============= ============= ============== =============
-------------------

(1) These amounts represent the balances outstanding under the revolving credit facility and the notes. These repayments assume that we will not draw down additional funds.
(2) Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.
(3)   Office lease  obligations.  The lease for office space  expires in January
      2009.

Contingencies.

         From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2005 we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

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

Long-Term Indebtedness.

         The following table sets forth our long-term indebtedness as of December 31, 2005 and 2004.

                                                   Long Term Indebtedness

                                                                               December 31,
                                                                     ---------------------------------
                                                                           2005             2004
                                                                     ----------------- ---------------
                                                                              (in thousands)
  Floating rate senior secured notes due 2009........................  $  125,000        $  125,000
  Senior secured revolving credit facility...........................       4,527             1,425
                                                                     ----------------- ---------------
                                                                          129,527           126,425
  Less current maturities ...........................................           -                 -
                                                                     ----------------- ---------------
                                                                        $ 129,527         $ 126,425
                                                                     ================= ===============

         Floating Rate Senior Secured Notes due 2009. In connection with the October 2004 financial restructuring, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. The notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004, at a per annum floating rate of six-month LIBOR plus 7.50%. The initial interest rate on the notes was 9.72% per annum. The interest will be reset semi-annually on each June 1 and December 1, commencing on June 1, 2005. The current interest rate is 12.08% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2005.

         The notes rank equally among themselves and with all of our unsubordinated and unsecured indebtedness, including our revolving credit facility and senior in right of payment to our existing and future subordinated indebtedness.

         Each of our subsidiaries, Eastside Coal Company, Inc., Sandia Oil & Gas Corporation, Sandia Operating Corp., Wamsutter Holdings, Inc. and Western Associated Energy Corporation (collectively, the "Subsidiary Guarantors"), has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest including any additional interest on, the notes on a senior secured basis. In addition, any other subsidiary or affiliate of ours, that in the future guarantees any other indebtedness with us, or our restricted subsidiaries, will also be required to guarantee the notes.

         The notes and the Subsidiary Guarantors' guarantees thereof, together with our revolving credit facility and the Subsidiary Guarantors' guarantees thereof, are secured by shared first priority perfected security interests, subject to certain permitted encumbrances, in all of our and each of our restricted subsidiaries' material property and assets, including substantially all of our and their natural gas and crude oil properties and all of the capital stock (or in the case of an unrestricted subsidiary that is a controlled foreign corporation, up to 65% of the outstanding capital stock) of any entity, owned by us and our restricted subsidiaries (collectively, the "Collateral").

         The notes may be redeemed, at our election, as a whole or from time to time in part, at any time after April 28, 2007, upon not less than 30 nor more that 60 days' notice to each holder of notes to be redeemed, subject to the conditions and at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest and Liquidating Damages, if any, to the applicable redemption date.

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

         Senior Secured Revolving Credit Facility. On October 28, 2004, we entered into an agreement for a revolving credit facility having a maximum commitment of $15 million, which includes a $2.5 million subfacility for letters of credit. Availability under the revolving credit facility is subject to a borrowing base consistent with normal and customary natural gas and crude oil lending transactions.

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

         Each of our current subsidiaries has guaranteed, and each of our future restricted subsidiaries will guarantee, our obligations under the revolving credit facility on a senior secured basis. In addition, any other subsidiary or affiliate of ours, that in the future guarantees any of our other indebtedness or of its restricted subsidiaries will be required to guarantee our obligations under the revolving credit facility. Obligations under the revolving credit facility are secured, together with the notes, by a shared first priority perfected security interest, subject to certain permitted encumbrances, in all of our and each of our restricted subsidiaries' material property and assets, including substantially all of our and their natural gas and crude oil properties and all of the capital stock (or in the case of an unrestricted subsidiary that is a controlled foreign corporation, up to 65% of the outstanding capital stock) in any entity, owned by us and our restricted subsidiaries.

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

         Intercreditor Agreement. The holders of the notes, together with the lenders under our revolving credit facility, are subject to an Intercreditor, Security and Collateral Agency Agreement, which specifies the rights of the parties thereto to the proceeds from the Collateral. The Intercreditor Agreement, among other things, (i) creates security interests in the Collateral in favor of a collateral agent for the benefit of the holders of the notes and the credit facility lenders and (ii) governs the priority of payments among such parties upon notice of an event of default under the indenture or the revolving credit facility.

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

                  fifth, if the collateral coverage value of three times the outstanding obligations under the credit facility would be met after giving effect to any payment under this clause "fifth," to pay all accrued and unpaid interest on the notes;

                  sixth, to pay all outstanding principal of (and then any other unpaid amounts, including, without limitation, any fees, expenses, premiums and reimbursement obligations) the credit facility;

                  seventh, to pay all accrued and unpaid interest on the notes (if not paid under clause "fifth");

                  eighth, to pay all outstanding principal of (and then any other unpaid amounts, including, without limitation, any premium with respect to) the notes; and

                  ninth, to pay each credit facility lender, holder of the notes, and other secured parties, on a pro rata basis, all other amounts outstanding under the credit facility and the notes.

         To the extent there exists any excess monies or property in the collateral account after all of our and our subsidiaries' obligations under the credit facility, the indenture and the notes are paid in full, the collateral agent will be required to return such excess to us.

         The collateral agent will act in accordance with the Intercreditor Agreement and as directed by the "Control Party" which for purposes of the Intercreditor Agreement is the holders of the notes and the credit facility lenders, acting as a single class, by vote of the holders of a majority of the aggregate principal amount of outstanding obligations under the notes and the credit facility.

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

Hedging Activities

         Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. Under our revolving credit facility, we are required to maintain hedge positions on not less than 25% or more than 75% of our projected oil and gas production for a six month rolling period. See "--Quantitative and Qualitative Disclosures about Market Risk--Hedging Sensitivity" for further information.

Net Operating Loss Carryforwards

         At December 31, 2005, we had, subject to the limitation discussed below, $190.0 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2025 if not utilized.

         Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have established a valuation allowance of $73.0 million and $67.0 million for deferred tax assets at December 31, 2004 and 2005, respectively.

Related Party Transactions

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

         Under full cost accounting rules, the net capitalized cost of natural gas and crude oil properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves on a pool by pool basis, discounted at 10%, plus the lower of cost or fair market value of unproved properties and the cost of properties not being amortized, less income taxes. If net capitalized costs of natural gas and crude oil properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and reported earnings. The risk that we will be required to write down the carrying value of natural gas and crude oil properties increases when natural gas and crude oil prices are depressed or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or if purchasers cancel long-term contracts for our natural gas production. An expense recorded in one period may not be reversed in a subsequent period even though higher natural gas and crude oil prices may have increased the ceiling applicable to the subsequent period.

         For the year ended December 31, 2002, we recorded a ceiling limitation write-down due to low commodity prices. We cannot assure you that we will not experience additional write-downs in the future.

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

         Asset Retirement Obligations. The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense.

         Hedge Accounting. From time to time, we use commodity price hedges to limit our exposure to fluctuations in natural gas and crude oil prices. Results of those hedging transactions are reflected in natural gas and crude oil sales.

         Statement of Financial Accounting Standards, ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was effective for us on January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In 2003 we elected out of hedge accounting as prescribed by SFAS 133.

Accordingly all derivatives, whether designated in hedging relationships or not, are required to be recorded at fair value on our balance sheet. Changes in fair value of contracts are recognized in earnings in the current period.

         Due to the volatility of natural gas and crude oil prices and, to a lesser extent, interest rates, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2005 and 2004 the net market value of our derivatives was an asset of $75,817 and $528,165 respectively.

         Share-Based Payments. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. The Company has elected early adoption of SFAS 123R .

         SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company has elected to use the "modified retrospective" method. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with this standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, "Accounting for Stock-Based Compensation". Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.

         The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or "lattice" model. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use the Black-Scholes model for option valuation as of the current time.

         SFAS 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company's effective tax rates recorded throughout the year. SFAS 123R does not allow companies to "predict" when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

New Accounting Pronouncements

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

         This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. This statement did not effect the Company's financial statements for the period ended December 31, 2005.

         In May 2005, the FASB issued "Summary of Statement No. 154 Accounting Changes and Error Corrections" - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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

         This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.

         This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

         This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.

         This  Statement  also  carries  forward  the  guidance  in  Opinion  20 requiring justification of a change in accounting principle on the basis of preferability.

         This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement did not effect the Company's financial statements for the period ended December 31, 2005.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

         As an independent natural gas and crude oil producer, our revenue, cash flow from operations, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil, natural gas and natural gas liquids. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of natural gas and crude oil that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for natural gas and crude oil production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2005, a 10% decline in natural gas and crude oil, prices would have reduced our operating revenue and cash flow by approximately $4.7 million for the year.

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

         Under the terms of our revolving credit facility, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our natural gas and crude oil production for a rolling six month period.

         All hedge transactions are subject to our risk management policy, which has been approved by the Board of Directors.

         We currently have the following hedges in place:

  Time Period                   Notional Quantities                Price
----------------------- --------------------------------------- --------------
April 2006              10,000 MMbtu of production per day      Floor of $7.00
May 2006                10,000 MMbtu of production per day      Floor of $8.00
June 2006               10,000 MMbtu of production per day      Floor of $8.00
July 2006               10,000 MMbtu of production per day      Floor of $7.00
August 2006             10,000 MMbtu of production per day      Floor of $6.00
September 2006          10,000 Mmbtu of production per day      Floor of $5.00

     At December 31, 2005 the aggregate fair market value of our hedges was approximately $76,000.

Interest rate risk

         At December 31, 2005, as a result of the financial restructuring that occurred in October 2004, we had $125.0 million in outstanding indebtedness under the floating rate senior secured notes due 2009. The notes bear interest at a per annum rate of six-month LIBOR plus 7.5%. The rate is redetermined on June 1 and December 1 of each year, beginning June 1, 2005. The current rate on the notes is 12.08%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.3 million on an annual basis. At December 31, 2005, we had $4.5 million of outstanding indebtedness under our revolving credit facility. Interest on this facility accrues at the prime rate announced by Wells Fargo Bank plus 1.00%. For every percentage point increase in the announced prime rate, our interest expense would increase by approximately $45,000 on an annual basis.

Item 8.  Financial Statements

         For the financial  statements and  supplementary  data required by this
Item 8, see the Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 9A. Controls and Procedures

         Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         Management's Annual Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005. BDO Seidman, LLP, our registered public accountants, also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent public accounting firms attestation report are included in our 2005 Financial Statements in Item 15 under the captions "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

         Changes in Internal Control over Financial Reporting. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

         There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2006 Annual Meeting of Stockholders which appears therein under the captions "Election of Directors". See also the information in Item 4a of Part I of this Report.

Audit Committee and Audit Committee Financial Expert

         The Audit Committee of our board of directors consists of C. Scott Bartlett, Jr., Frank M. Burke, Paul Powell and Joseph A. Wagda. The board of directors has determined that each of the members of the Audit Committee is independent as determined in accordance with the listing standards of the American Stock Exchange and Item 7(d) (3) (iv) of Schedule 14A of the Exchange Act. In addition, the board of directors has determined that C. Scott Bartlett, Jr., as defined by SEC rules, is an audit committee financial expert.

Section 16(a) Compliance

         Section 16(a) of the Exchange Act requires Abraxas directors and executive officers and persons who own more than 10% of a registered class of Abraxas equity securities to file with the Securities and Exchange Commission and the AMEX initial reports of ownership and reports of changes in ownership of Abraxas common stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required. We believe that all our directors and executive officers complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act during 2005.

Item 11. Executive Compensation

         There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2006 Annual Meeting of Stockholders which appears therein under the caption "Executive Compensation", except for those parts under the captions "Compensation Committee Report on Executive Compensation", "Performance Graph", "Audit Committee Report" and "Report on Repricing of Options."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2006 Annual Meeting of Stockholders which appears therein under the caption "Securities Holdings of Principal Stockholders, Directors and Officers".

Item 13. Certain Relationships and Related Transactions

         There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2006 Annual Meeting of Stockholders which appears therein under the caption "Certain Transactions".

Item 14. Principal Accounting Fees and Services

         There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2006 Annual Meeting of Stockholders which appears therein under the caption "Principal Auditor Fees and Services".

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. Consolidated Financial Statements

                                                                                                    Page
         Management's Report on Internal Control over Financial Reporting...........................F-2

         Report of Independent Registered Public Accounting Firm....................................F-3

         Report of Independent Registered Public Accounting Firm on Internal Control
             Over Financial Reporting...............................................................F-4


         Consolidated Balance Sheets at December 31, 2004 and 2005..................................F-5

         Consolidated Statements of Operations for the years ended December 31, 2003
           2004 and 2005............................................................................F-7

         Consolidated Statements of Stockholders' Deficit for the years ended
           December 31, 2003, 2004 and 2005.........................................................F-8

         Consolidated Statements of Cash Flows for the years ended December 31, 2003,
           2004 and 2005............................................................................F-9

         Consolidated Statements of Other Comprehensive Income (loss) for the years ended
           December 31, 2003, 2004 and 2005.........................................................F-11

         Notes to Consolidated Financial Statements ................................................F-12

(a) 2.   Financial Statement Schedules

         All schedules have been omitted because they are not applicable, not required under the instructions or the information requested is set forth in the consolidated financial statements or related notes thereto.

(a) 3.   Exhibits

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

*10.4 Abraxas Petroleum Corporation Amended and Restated 1994 Long Term Incentive Plan. (Filed as Exhibit 10.4 to Abraxas' Registration Statement on Form S-4 filed on January 12, 2005).

*10.5 Abraxas Petroleum Corporation Incentive Performance Bonus Plan. (Filed as Exhibit 10.24 to Abraxas' Annual Report on Form 10-K filed on April 12, 1994).

10.6 Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.30 to the 1993 S-1).

10.7 Loan Agreement dated as of October 28, 2004 by and among Abraxas Petroleum Corporation, the Subsidiary Guarantors party thereto, Wells Fargo Foothill, Inc., as Arranger and Administrative Agent and the Lenders signatory thereto. (Filed as Exhibit 10.2 to Abraxas' Current Report on Form 8-K filed November 3, 2004).

10.8 Loan Agreement dated as of October 28, 2004 by and among Abraxas Petroleum Corporation, the Subsidiary Guarantors party thereto, Guggenheim Corporate Funding, LLC, as Arranger and Administrative Agent and the Lenders signatory thereto. (Filed as Exhibit 10.3 to Abraxas' Current Report on Form 8-K filed November 3, 2004).

*10.9    Employment Agreement between Abraxas and Robert L. G. Watson. (Filed as
         Exhibit 10.19 to the 2000 S-1 Registration Statement).

*10.10   Employment Agreement between Abraxas and Chris E. Williford.  (Filed as
         Exhibit 10.20 to the 2000 S-1 Registration Statement).

*10.11   Employment  Agreement between Abraxas and Stephen T. Wendel.  (Filed as
         Exhibit 10.26 to the S-3 Registration Statement).

*10.12   Employment Agreement between Abraxas and William H. Wallace.  (Filed as
         Exhibit 10.27 to the S-3 Registration Statement).

*10.13   Employment Agreement between Abraxas and Lee T. Billingsley.  (Filed as
         Exhibit 10.28 to the S-3 Registration Statement).

10.14 Intercreditor, Security and Collateral Agency Agreement dated as of October 28, 2004 by and among Abraxas Petroleum Corporation, the Subsidiary Guarantors party thereto, Wells Fargo Foothill, Inc., Guggenheim Corporate Funding, LLC and U.S. Bank National Association. (Filed as Exhibit 10.5 to Abraxas' Current Report on Form 8-K filed November 3, 2004).

*10.15 Abraxas Petroleum Corporation 2005 Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Exhibit 10.1 to Abraxas' Current Report on Form 8-K filed June 6, 2005).

*10.16 Form of Stock Option Agreement under the Abraxas Petroleum Corporation 2005 Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as
         Exhibit 10.2 to Abraxas' Current Report on Form 8-K filed June 6,
         2005).

*10.17 Abraxas Peteroleum Corporation Senior Management Incentive Bonus Plan 2006 (Filed herewith).

10.18 Common Stock Purchase Agreement made and entered into as of the 20th day of July, 2005, by and between Abraxas Petroleum Corporation and the Purchasers signatory thereto. (Filed as Exhibit 10.1 to Abraxas' Current Report on Form 8-K filed July 22, 2005).

14.1 Abraxas Petroleum Corporation Code of Business Conduct and Ethics (filed herewith)

21.1 Subsidiaries of Abraxas. (Filed as Exhibit 21.1 to Abraxas, Grey Wolf Exploration Inc., Sandia Oil & Gas Corporation, Sandia Operating Corp., Wamsutter Holdings, Inc., Western Associated Energy Corporation and Eastside Coal Company, Inc.'s Registration Statement on Form S-1, No. 333-103027).

23.1     Consent of BDO Seidman, LLP (filed herewith)

23.2     Consent of DeGolyer and MacNaughton.  (filed herewith).

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

                          ABRAXAS PETROLEUM CORPORATION

By:/s/ Robert L.G. Watson             By:     /s/ Chris E. Williford
  ---------------------------------           ---------------------------------
  Robert L.G. Watson                          Chris E. Williford
  President and Principal                     Exec. Vice President and
  Executive Officer                           Principal Financial and
                                              Accounting Officer
DATED: March 22, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                     Name and Title                 Date
         ---------                     --------------                 ----
/s/ Robert L.G. Watson           Chairman of the Board,
----------------------------     President (Principal Executive
Robert L.G. Watson               Officer)and Director             March 22, 2006

/s/ Chris E. Williford           Exec. Vice President and
----------------------------     Treasurer (Principal Financial
Chris E. Williford               and Accounting Officer)          March 22, 2006

/s/ Craig S. Bartlett, Jr.       Director                         March 22, 2006
----------------------------
Craig S. Bartlett, Jr.

/s/ Franklin A. Burke            Director                         March 22, 2006
----------------------------
Franklin A. Burke

/s/ Harold D. Carter             Director                         March 22, 2006
----------------------------
Harold D. Carter

/s/ Ralph F. Cox                 Director                         March 22, 2006
----------------------------
Ralph F. Cox

/s/ Barry J. Galt                Director                         March 22, 2006
----------------------------
Barry J. Galt

/s/ Dennis E. Logue              Director                         March 22, 2006
----------------------------
Dennis E Logue

/s/ Paul Powell                  Director                         March 22, 2006
----------------------------
Paul Powell

/s/ Joseph A. Wagda              Director                         March 22, 2006
----------------------------
Joseph A. Wagda

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Page

Abraxas Petroleum Corporation and Subsidiaries

Management's Report on Internal Control over Financial Reporting....................................F-2
Report of Independent Registered Public Accounting Firm.............................................F-3
Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting.................................................................................F-4
Consolidated Balance Sheets at December 31, 2004 and 2005...........................................F-5
Consolidated Statements of Operations for the years ended December 31, 2003
   2004 and 2005....................................................................................F-7
Consolidated Statements of Stockholders' Deficit for the years ended
   December 31, 2003, 2004 and 2005.................................................................F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2003,
   2004 and 2005....................................................................................F-9
Consolidated Statements of Other Comprehensive Income for the years ended
   December 31, 2003, 2004 and 2005.................................................................F-11
Notes to Consolidated Financial Statements .........................................................F-12


All schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Abraxas Petroleum Corporation:

     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

     Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited BDO Seidman, LLP, an independent registered public accounting firm which also audited our consolidated financial statements. BDO Seidman's attestation report on management's assessment of our internal control over financial reporting is included under the heading "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

By:  /s/ Robert L.G. Watson                  By:  /s/ Chris E. Williford
     ----------------------                      -----------------------
     Robert L.G. Watson                       Chris E. Williford
     President and Chief Executive Officer    Executive Vice President and
                                              Chief Financial Officer

San Antonio, Texas
March 8, 2006

Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
Abraxas Petroleum Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit, cash flows and other comprehensive income (loss) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abraxas Petroleum Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during 2005.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States), the effectiveness of Abraxas Petroleum Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2006 expressed an unqualified opinion thereon.



/s/ BDO Seidman, LLP


Dallas, Texas
March 8, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting



The Board of Directors and Stockholders
Abraxas Petroleum Corporation

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting and Scope of Management's Report, that Abraxas Petroleum Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Abraxas Petroleum Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Abraxas Petroleum Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Abraxas Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Abraxas Petroleum Corporation and our report dated March 8, 2006 expressed an unqualified opinion thereon.



/s/ BDO Seidman, LLP

Dallas, Texas
March 8, 2006



                          ABRAXAS PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                December 31
                                                                   --------------------------------------
                                                                         2005              2004 (1)
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)

Current assets:
   Cash ...................................................           $          42      $       1,284
   Accounts receivable:
       Joint owners .......................................                     540                471
       Oil and gas production sales .......................                   7,957              4,724
       Other ..............................................                     100                 66
                                                                   ------------------ -------------------
                                                                              8,597              5,261
   Other current assets ...................................                   1,638                752
                                                                   ------------------ -------------------
                                                                             10,277              7,297
   Assets held for sale....................................                       -             52,600
                                                                   ------------------ -------------------
       Total current assets................................                  10,277             59,897

Property and equipment:
     Oil and gas properties, full cost method of accounting:
       Proved .............................................                 333,373            298,382
     Other property and equipment .........................                   3,289              2,930
                                                                   ------------------ -------------------
           Total ..........................................                 336,662            301,312
      Less accumulated depreciation, depletion, and
       amortization .......................................                 231,414            222,500
                                                                   ------------------ -------------------
       Total property and equipment - net .................                 105,248             78,812

Deferred financing fees net ...............................                   6,037              7,618
Deferred tax asset.........................................                       -              6,060
Other assets ..............................................                     304                298
                                                                   ------------------ -------------------
   Total assets ...........................................           $     121,866      $     152,685
                                                                   ================== ===================

(1) Reflects retrospective adoption of SFAS 123R, see Note 2.


           See accompanying notes to consolidated financial statements




                          ABRAXAS PETROLEUM CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                December 31
                                                                   --------------------------------------
                                                                         2005              2004 (1)
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)

Current liabilities:
   Accounts payable ..........................................        $       9,814      $       5,622
   Joint interest oil and gas production payable .............                3,481              2,443
   Accrued interest ..........................................                1,368              2,170
   Other accrued expenses ....................................                  494              1,654
                                                                   ------------------ -------------------
                                                                             15,157             11,889
   Liabilities related to assets held for sale................                    -             66,947
                                                                   ------------------ -------------------
     Total current liabilities................................               15,157             78,836

Long-term debt ...............................................              129,527            126,425

Future site restoration  .....................................                  883                888

Stockholders' equity (deficit):
   Common stock, par value $.01 per share - authorized
     200,000,000 shares; issued 42,063,167 and 36,597,045 ....                  421                366
   Additional paid-in capital ................................              162,795            150,961
   Accumulated deficit ......................................              (188,193)          (207,310)
   Treasury stock, at cost, 56,477 and 105,989 shares.........                 (408)              (549)
   Accumulated other comprehensive income.....................                1,684              3,068
                                                                   ------------------ -------------------
Total stockholders' deficit...................................              (23,701)           (53,464)
                                                                   ------------------ -------------------
   Total liabilities and stockholders' deficit................        $     121,866      $     152,685
                                                                   ================== ===================

(1) Reflects retrospective adoption of SFAS 123R, see Note 2.


           See accompanying notes to consolidated financial statements


                          ABRAXAS PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31
                                                            ----------------------------------------------------------
                                                                     2005            2004 (1)           2003 (1)
                                                            -------------------- ------------------- -----------------
                                                                          (In thousands except per share data)
Revenues:
   Oil and gas production revenues .........................     $      47,314      $      33,073     $      29,710
   Rig revenues ............................................             1,295                771               663
   Other  ..................................................                16                 10                 7
                                                            -------------------- ------------------- -----------------
                                                                        48,625             33,854            30,380
Operating costs and expenses:
   Lease operating and production taxes ....................            11,094              8,567             8,342
   Depreciation, depletion, and amortization ...............             8,914              7,213             7,608
   Rig operations ..........................................               756                671               609
   General and administrative (including stock-based
     compensation of  $247; $112; and $228).................             5,757              5,238             4,223
                                                            -------------------- ------------------- -----------------
                                                                        26,521             21,689            20,782
                                                            -------------------- ------------------- -----------------
Operating income ...........................................            22,104             12,165             9,598

Other (income) expense:
   Interest income .........................................               (19)               (10)              (30)
   Amortization of deferred financing fees .................             1,589              1,848             1,630
   Interest expense ........................................            13,989             17,867            16,323
   Financing costs..........................................                 -              1,657             4,406
   Gain on debt redemption..................................                 -            (12,561)                -
   Other ...................................................               274                387               100
                                                            -------------------- ------------------- -----------------
                                                                        15,833              9,188            22,429
                                                            -------------------- ------------------- -----------------
Income (loss) from continuing operations before cumulative
   effect of accounting change .............................             6,271              2,977           (12,831)

Cumulative effect of accounting change......................                 -                  -               395
                                                            -------------------- ------------------- -----------------
Net income (loss) from continuing operations before
   income tax............................................                6,271              2,977           (13,226)
                                                            -------------------- ------------------- -----------------
Deferred income tax benefit..............................                    -             (6,060)                -
                                                            -------------------- ------------------- -----------------
Income (loss) from continuing operations.................                6,271              9,037           (13,226)
Net income  from discontinued operations.................               12,846              3,323            70,024
                                                            -------------------- ------------------- -----------------
Net income                                                       $      19,117      $      12,360     $      56,798
                                                            ==================== =================== =================


Basic earnings (loss)per common share:
   Net earnings (loss) from continuing operations........        $        0.16      $        0.25     $       (0.36)
   Discontinued operations ..............................                 0.33               0.09              1.98
   Cumulative effect of accounting change................                    -                  -             (0.01)
                                                            -------------------- ------------------- -----------------
Net income  per common share - basic ....................        $        0.49      $        0.34     $        1.61
                                                            ==================== =================== =================


Diluted earnings (loss) per common share:
   Net earnings (loss) from continuing operations........        $       0.15       $        0.23     $        (0.36)
   Discontinued operations ..............................                0.31                0.09               1.98
   Cumulative effect of accounting change................                    -                  -              (0.01)
                                                            -------------------- ------------------- -----------------
Net income  per common share  - diluted..................        $       0.46       $        0.32     $         1.61
                                                            ==================== =================== =================

(1)Reflects retrospective adoption of SFAS 123R, see Note 2.

           See accompanying notes to consolidated financial statements




                          ABRAXAS PETROLEUM CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     (In thousands except number of shares)


                                                                                                 Accumulated
                                    Common Stock      Treasury Stock   Additional                   Other      Receivable
                               ------------------  -------------------   Paid-In    Accumulated  Comprehensive   From
                                 Shares    Amount   Shares    Amount     Capital     Deficit     Income (loss) Stock Sale   Total
                               ------------------  ------------------- ---------- -------------- -------------- --------- ----------
Balance  December 31, 2002
   as originally reported...   30,145,280  $  301  165,883   $  (964) $136,830     $   (269,621)    $ (8,703)   $ (97)    $(142,254)
Cumulative effect of change
   in accounting for
   stock-based compensation.           -        -        -         -     6,847           (6,847)           -        -            -
                               ----------- ------ -------- ---------- ------------ ------------- -------------- --------- ----------
Balance at December 31, 2002
   as adjusted for SFAS 123R.  30,145,280  $  301  165,883   $  (964) $143,677     $   (276,468)    $ (8,703)   $ (97)    $(142,254)
   Net  income..............           -        -        -         -        -            56,798           -        -         56,798
       Foreign currency
         translation
         adjustment ........           -        -        -         -        -               -          9,067       -         9,067
   Stock-based compensation
     expense................           -        -        -         -       228              -             -        -           228
   Stock options exercised .      129,352       1        -         -        84              -             -        -            85
   Stock issued for
     acquisition of Wind          106,977       1        -         -        91              -             -        -            92
     River Resources........
   Stock issued in
     connection with            5,642,699      57        -         -     3,724              -             -        -         3,781
     exchange offer.........
                               ----------- ------ -------- ---------- ------------ ------------- -------------- --------- ----------
Balance at December 31,  2003  36,024,308  $  360  165,883   $  (964) $147,804     $  (219,670)    $     364     $ (97)   $(72,203)
   Net  income..............           -        -        -         -         -          12,360            -        -        12,360
       Foreign currency
         translation
         adjustment ........           -        -        -         -         -               -         2,704       -         2,704
   Proceeds from receivable            -        -        -         -         -               -            -         97          97
   Stock issued for
     compensation...........       58,808       1  (59,894)      415       (87)              -            -        -           329
   Stock-based compensation
     expense................           -        -        -         -       112               -            -        -           112
   Stock options and
     warrants exercised ....      513,929       5        -         -     3,132               -            -        -         3,137
                               ----------- ------ -------- ---------- ------------ ------------- -------------- --------- ----------
Balance  December 31, 2004     36,597,045  $  366  105,989   $  (549) $150,961     $  (207,310)    $   3,068     $ -      $(53,464)
   Net Income...............           -        -        -         -         -          19,117            -        -        19,117
       Foreign currency
         translation
         adjustment ........           -        -        -         -         -              -         (3,068)      -        (3,068)
       Increase in carrying
         value of
         investments........           -        -        -         -         -              -          1,684       -         1,684
   Stock-based compensation.           -        -        -         -       247              -             -        -           247
   Shares issued for
   compensation.............           -        -  (49,512)      141       (39)             -             -        -           102
   Stock options exercised..      461,408       5        -         -       423              -             -        -           428
   Stock warrants exercised.      996,479      10        -         -       (10)             -             -        -             -
   Stock issued in private
     placement..............    4,000,000      40        -              11,213              -             -        -        11,253
   Other....................        8,235       -        -         -         -              -             -        -             -
                               ----------- ------ -------- ---------- ------------ ------------- -------------- --------- ----------
Balance at December 31, 2005   42,063,167  $  421   56,477   $  (408) $162,795     $  (188,193)   $    1,684     $ -      $(23,701)
                               =========== ====== ======== ========== ============ ============= ============== ========= ==========

          See accompanying notes to consolidated financial statements.




                          ABRAXAS PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended December 31
                                                          --------------------------------------------------------------------------
                                                                2005                        2004 (1)                   2003 (1)
                                                          ------------------    -----------------------    -------------------------
                                                                                       (In thousands)
Operating Activities
Net income  ........................................         $      19,117         $      12,360              $      56,798
Income  from discontinued operations................                12,846                 3,323                     70,024
                                                          ------------------    -----------------------    -------------------------
Income (loss) from continuing operations............                 6,271                 9,037                    (13,226)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation, depletion, and
        amortization ...............................                 8,914                 7,213                      7,608
     Non-cash interest and financing cost...........                     -                 5,967                     16,422
     Accretion of future site restoration...........                    19                   108                        379
     Deferred tax benefit...........................                     -                (6,060)                         -
     Amortization of deferred financing fees........                 1,589                 1,848                      1,630
     Stock-based compensation ......................                   247                   112                        228
     Changes in operating assets and liabilities:
        Accounts receivable ........................                (2,312)                7,816                     (7,850)
        Other  .....................................                 3,127                  (291)                       373
        Accounts payable ...........................                 5,230                   990                      2,161
        Accrued expenses ...........................                (1,986)                  260                      3,754
                                                          ------------------    -----------------------    -------------------------
Net cash provided by  continuing operations.........                21,099                27,000                     11,479
Net cash provided by (used in) discontinued
        operations..................................                (4,132)                3,265                     16,125
                                                          ------------------    -----------------------    -------------------------
Net cash provided by  operations....................                16,967                30,265                     27,604
                                                          ------------------    -----------------------    -------------------------

Investing Activities
Capital expenditures, including purchases
   and development of properties ...................               (35,350)               (9,269)                    (9,194)
                                                          ------------------    -----------------------    -------------------------
Net cash used in continuing operations..............               (35,350)               (9,269)                    (9,194)
Net cash provided by (used in) discontinued
   operations.......................................                25,671               (12,069)                    76,655
                                                          ------------------    -----------------------    -------------------------
Net cash (used in) provided by investing activities.                (9,679)              (21,338)                    67,461

Financing Activities
Proceeds from issuance of common stock............                  11,783                 3,465                          -
Proceeds from long-term borrowings ...............                  28,374               147,955                     43,051
Payments on long-term borrowings .................                 (25,272)             (212,146)                  (131,283)
Deferred financing fees ..........................                      (8)               (5,056)                      (597)
Other.............................................                       -                    98                        177
                                                          ------------------    -----------------------    -------------------------
Net cash provided by (used in) continuing
    operations....................................                  14,877               (65,684)                   (88,652)
Net cash provided by (used in) discontinued
   operations.....................................                 (23,407)               58,041                     (6,970)
                                                          ------------------    -----------------------    -------------------------
Net cash (used in) provided by financing
   activities.....................................                  (8,530)               (7,643)                   (95,622)
                                                          ------------------    -----------------------    -------------------------
Increase (decrease) in cash ......................                  (1,242)                1,284                       (557)
Cash at beginning of year ........................                   1,284                     -                        557
                                                          ------------------    -----------------------    -------------------------
Cash at end of year...............................        $             42         $       1,284              $           -
                                                          ==================    =======================    =========================


(1) Reflects retrospective adoption of SFAS 123R, see Note 2.


                          ABRAXAS PETROLEUM CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)




                                                                               Years Ended December 31
                                                             -------------------------------------------------------------
                                                                   2005                  2004                  2003
                                                             ------------------     ----------------     -----------------
                                                                                    (In thousands)
Supplemental disclosures of cash flow information:
     Interest paid ..........................                   $      12,583          $      7,608         $       3,637
                                                             ==================     ================     =================






































          See accompanying notes to consolidated financial statements.



                          ABRAXAS PETROLEUM CORPORATION

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME


                                                                                        Years Ended December 31,
                                                                    ----------------------------------------------------------------
                                                                           2005                     2004                   2003
                                                                    --------------------    ---------------------    ---------------
                                                                                             (In thousands)
   Net  income ..............................................         $        19,117         $        12,360          $    56,798
   Other Comprehensive income:
   Foreign currency translation adjustment
     Reclassification of foreign currency translation
     adjustment relating to the sale of foreign subsidaries..                  (2,190)                      -                4,632
     Effect of change in exchange rate.......................                    (878)                  2,704                4,435
   Change in carrying value of investment....................                   1,684                       -                    -
                                                                    --------------------    ---------------------    ---------------
Other comprehensive income ..................................                  (1,384)                  2,704                9,067
                                                                    --------------------    ---------------------    ---------------
Comprehensive income ........................................       $          17,733        $         15,064         $     65,865
                                                                    ====================    =====================    ===============






          See accompanying notes to consolidated financial statements.

GE>



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

         The Company maintains its cash and cash equivalents in excess of Federally insured limits in prominent financial institutions considered by the Company to be of high credit quality.

Cash and Equivalents

         Cash and cash equivalents includes cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Accounts Receivable

         Accounts receivable are reported net of an allowance for doubtful accounts of approximately $11,000 and $10,000 at December 31, 2004 and 2005, respectively. The allowance for doubtful accounts is determined based on the Company's historical losses, as well as a review of certain accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

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

Foreign Currency Translation

         The functional currency for Grey Wolf is the Canadian dollar ($CDN). The Company translates the functional currency into U.S. dollars ($US) based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. Translation adjustments are reflected as accumulated other comprehensive income (loss) in the consolidated financial statement of stockholders' deficit. The amount reflected in the accompanying financial statements relates to discontinued operations. In 2005 the Company disposed of substantially all operations of Grey Wolf.

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

         The  following  table   summarizes  the  Company's   asset   retirement
obligation transactions related to continuing operations during the following years:

                                                         2005                 2004                2003
                                                   ----------------    ------------------    -------------
Beginning asset retirement obligation.........         $      888          $        776          $     -
New wells placed on production and other .....                115                   132              973
Deletions related to property disposals.......               (139)                 (128)            (576)
Accretion expense.............................                 19                   108              379
                                                   ----------------    ------------------    -------------
Ending asset retirement obligation............         $      883          $        888          $   776
                                                   ================    ==================    =============


Revenue Recognition and Major Customers

         The Company recognizes crude oil and natural gas revenue from its interest in producing wells as crude oil and natural gas is sold from those wells, net of royalties. Revenue from the processing of natural gas is recognized in the period the service is performed. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. The Company had no material gas imbalances at December 31, 2005 and 2004.

         During 2003, 2004 and 2005 sales to two customers accounted for approximately 80%, 64% and 61% of crude oil and natural gas revenues.

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

Other Comprehensive Income

         FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) requires disclosure of comprehensive income, which includes reported net income as adjusted for other comprehensive income. Other Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income for the Company are foreign currency translation adjustments and change in the market value of marketable securities.

New Accounting Pronouncements

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

         This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. This statement did not effect the Company's financial statements for the period ended December 31, 2005.

         In May 2005, the FASB issued "Summary of Statement No. 154 Accounting Changes and Error Corrections" - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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

         This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.

         This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

         This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

         This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement did not effect the Company's financial statements for the period ended December 31, 2005.

2. Accounting Change

Stock-based Compensation

         Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. ("APB") 25. Under the interpretation, certain modifications to fixed stock option awards, which were made subsequent to December 15, 1998, and not exercised prior to July 1, 2000, require that the awards be subject to variable accounting until they are exercised, forfeited, or expired. In March 1999, we amended the exercise price to $2.06 on all options with an existing exercise price greater than $2.06. In January 2003, we amended the exercise price to $0.66 per share on certain options with an existing exercise price greater than $0.66 per share which resulted in variable accounting. Under the rules of variable accounting, we recognized the difference in the market price of our common stock as of the end of the period and the exercise price of $0.66. If the market price of our common stock increased from the previous period we recognized expense, conversely, if the price decreased we recognized a benefit.

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. The Company has elected early adoption of SFAS 123R .

         SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company has elected to use the "modified retrospective" method. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with this standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, "Accounting for Stock-Based Compensation". Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.

         The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or "lattice" model. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use the Black-Scholes model for option valuation as of the current time. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2004 and 2005, risk-free interest rates of 1.5% in 2003 and 2004 and 4.14% in 2005.; dividend yields of -0-%; volatility factors of the expected market price of the Company's common stock of .35 in 2003 and 2004 and .89 in 2005 determined by daily historical prices, and a weighted-average expected life of the option of ten years in 2003 and 2004 and 8.3 years in 2005.

         SFAS 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company's effective tax rates recorded throughout the year. SFAS 123R does not allow companies to "predict" when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

         As a result of the adoption of this standard, the Company has recognized a reduction of stock based compensation expense of approximately $878,000 and $1.2 million for the years ended December 31, 2003 and 2004. This resulted in an increase in net income from continuing operations, net income before tax, net income and cash flow from operations of $878,000 and $1.2 million for 2003 and 2004 and an increase of $0.02 and 0.03 earnings per share for the respective periods. The Company recognized $247,000; $112,000; and $228,000 in stock-based compensation expense for 2005, 2004 and 2003 respectively as a result of the adoption of this standard. This reduced net income from continuing operations, net income before tax and net income in 2005 by $247,000 and reduced earnings per share by $0.01 in 2005.


3.  Discontinued Operations

         As part of the restructuring operations in 2004 the Company approved a plan to dispose of its operations and interest in Grey Wolf. On February 28, 2005, Abraxas substantially divested its investment in Grey Wolf. Pursuant to an Underwriting Agreement, the underwriters purchased 17,800,000 common shares of Grey Wolf capital stock from Grey Wolf (the "Treasury Shares"), and 9,100,000 shares of Grey Wolf common stock owned by Abraxas (the "Secondary Shares") from Abraxas at a purchase price of CDN $2.80 per share.

         Abraxas also granted to the underwriters an over-allotment option to purchase from Abraxas, at the underwriters' election, up to an additional
3,902,360 shares of Grey Wolf common stock held by Abraxas (the "Option Shares"). The over-allotment option may be exercised in whole or in part at any one time prior to thirty calendar days after the closing date for the IPO. Grey Wolf utilized the proceeds from the sale of the Treasury Shares to re-pay and terminate its $35 million term loan and re-pay $1 million in inter-company debt to Abraxas. Abraxas utilized the $1 million received from Grey Wolf and the proceeds received from the sale of the Secondary Shares to re-pay outstanding debt under its $25 million bridge loan. After consummation of the offering, Abraxas' remaining debt under the bridge loan was $5.4 million - see Note 3. On March 24, 2005, the Company was advised of the underwriter's intent to exercise
3.5 million of the over allotment shares. Closing for this exercise occurred March 31 and provided approximately $7.5 million that Abraxas utilized to payoff the remaining balance of its Bridge Loan. The remaining proceeds of approximately $2 million were used to pay down the Company's revolving credit facility to, effectively, zero.

         The operations of Grey Wolf, previously reported as a business segment, are reported as discontinued operations for all periods presented in the accompanying financial statements and the operating results are reflected separately from the results of continuing operations. Interest attributable to discontinued operations represents interest on debt attributable to the Canadian subsidiary. Summarized discontinued operations operating results and net gain
(loss) for the years ended December 31, 2003, 2004 and 2005 were:

                                                                             Years ended December 31
                                                             ---------------------------------------------------------
                                                                  2005                2004                 2003
                                                             ---------------     ----------------     ----------------
                                                                                  (in thousands)
Total revenue........................................     $         3,129     $        15,082     $          8,639
Income from operations before income tax (1).........              18,906 (1)           3,323               70,401 (2)
Income tax expense (benefit).........................               6,060                   -                  377
                                                             ----------------    ----------------     ----------------
Income from discontinued operations (1)..............     $        12,846     $         3,323     $         70,024
                                                             ================    ================     ================

     (1) Includes gain on sale of foreign subsidiary of $17.3 million in 2005.
     (2) In 2003, as part of a series of transactions related to a financial restructuring including an exchange offer, redemption of certain notes payable and a credit agreement, the Company sold its wholly owned Canadian subsidiaries. The 2003 statement of operations includes a gain on the sale of the Canadian subsidiaries in January 2003 of $68.9 million.


Assets and liabilities of discontinued operations were as follows:

                                                       December 31, 2004
                                                      --------------------
                                                        (in thousands)
Assets:
Cash..........................................     $           693
Accounts receivable...........................               2,556
Net property..................................              45,426
Deferred financing fees.......................               3,577
Other.........................................                 348
                                                      --------------------
                                                   $        52,600
                                                      ====================
Liabilities:
Accounts payable and accrued expenses.........     $         5,262
Long-term debt (1)............................              60,000
Other.........................................               1,685
                                                      --------------------
                                                   $        66,947
                                                      ====================

(1) Includes Abraxas Bridge Loan of $25 million and $35 million related to Grey Wolf term loan.

4. Long-Term Debt


The following is a description of the Company's debt as of December 31, 2005 and 2004, respectively:

                                                          December 31
                                                    ----------------------
                                                        2005         2004
                                                    ----------- -----------
                                                         (in thousands)
  Floating rate senior secured notes due 2009....... $ 125,000   $ 125,000
  Senior secured revolving credit facility..........     4,527       1,425
                                                    ----------- ------------
                                                       129,527     126,425
  Less current maturities ..........................      -            -
                                                    ----------- ------------
                                                     $ 129,527   $ 126,425
                                                    =========== ============

         Floating Rate Senior Secured Notes due 2009. In connection with our October 2004 refinancing, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. The notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004 at a per annum floating rate of six-month LIBOR plus 7.50%. The initial interest rate on the notes was 9.72% per annum. The interest will be reset semi-annually on each June 1 and December 1, commencing on June 1, 2005. The current interest rate, effective December 1, 2005, is 12.08% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2005.

         The notes rank equally among themselves and with all of our unsubordinated and unsecured indebtedness, including our credit facility, and senior in right of payment to our existing and future subordinated indebtedness.

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

                                 Year                        Percentage
                ------------------------------------------  -------------
               From April 29, 2007 to April 28, 2008          104.00%
               From April 29, 2008 to April 28, 2009          102.00%
               After April 28, 2009                           100.00%

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

                                      Year     % Premium
                                 ---------- ----------------
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

                  fifth, if the collateral coverage value of three times the outstanding obligations under the credit facility would be met after giving effect to any payment under this clause "fifth," to pay all accrued and unpaid interest on the notes;

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

5. Property and Equipment

         The major components of property and equipment, at cost, are as follows:

                                                           Estimated                 December 31
                                                                          ----------------------------------
                                                          Useful Life          2005              2004
                                                        ----------------- ---------------- -----------------
                                                             Years                 (In thousands)
      Crude oil and natural gas properties ...........          -        $       333,373  $       298,382
      Equipment and other ............................          3-39               3,289            2,930
                                                                          ---------------- -----------------
                                                                         $       336,662  $       301,312
                                                                          ================ =================


6.  Stock Option Plans and Warrants

Stock Options

         The Company grants options to its officers, directors, and other employees under various stock option and incentive plans.

         The Company's 1994 Long-Term Incentive Plan has authorized the grant of options to management, employees and directors for up to approximately 6.1 million shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable over three to four years of continued service at 25% to 33% on each anniversary date. At December 31, 2005 approximately 2.6 million options remain available for grant.

         The Company's 2005 Employee Long-Term Equity Incentive Plan has authorized the grant of 1.2 million options to management and employees. Options have a term not to exceed 10 years. Options issued under this plan vest according to a vesting schedule as determined by the compensation committee. Vesting may occur upon (1) the attainment of one or more performance goals or targets established by the committee (2) the optionee's continued employment or service for a specified period of time, (3) the occurrence of any event or the satisfaction of any other condition specified by the committee; or (4) a combination of any of the foregoing. This plan is subject to stockholder approval at the Company's 2006 annual stockholders meeting.

         A summary of the Company's stock option activity for the three years ended December 31, follows:

                                       2005                            2004                           2003
                           ----------------------------   -----------------------------  -----------------------------
                                      Weighted-Average               Weighted-Average               Weighted-Average
                            Options    Exercise Price      Options    Exercise Price     Options     Exercise Price
                            (000s)                         (000s)                         (000s)
                           ---------- -----------------   ---------- ------------------  ---------  ------------------
Outstanding-beginning of
   year ...................   2,893     $      0.93          3,364     $      0.90          3,305     $      1.85
Granted ...................     716            4.33              -              -             360            0.68
Exercised .................    (461)           0.93           (414)           0.69           (129)           0.66
Forfeited/Expired .........    (132)           0.67            (57)           0.77           (172)           1.61
                           ----------                     ----------                     ---------
Outstanding-end of year ...   3,016     $      0.88          2,893     $      0.93          3,364     $      0.90
                           ==========                     ==========                     =========

Exercisable at end of year    2,225     $      1.04          2,327     $      0.97          2,331     $      0.95
                           ==========                     ==========                     =========

         A summary of the Company's stock option related information for the three years ended December 31, follows:

                                            2005                           2004                           2003
                                       --------------                 -------------                   -------------
Weighted-average fair
   value of options
   granted during the year              $ 2,436,320                    $      -                       $   136,610
Intrinsic value of options
   exercised...............             $   245,346                    $   153,155                    $    40,067
Intrinsic value of options
   forfeited...............             $    41,092                    $    20,053                    $   163,069
Intrinsic value of
   non-vested options at
   beginning of year.......             $   207,970                    $   669,521                    $ 1,149,178
Intrinsic value of
   non-vested options at                $ 2,427,269                    $   207,970                    $   669,521
   end of year.............
Intrinsic value of vested
   options at beginning of
   year....................             $ 1,481,543                    $ 1,502,654                    $ 3,356,552
Intrinsic value of vested
   options at end of year..             $ 1,409,468                    $ 1,481,543                    $ 1,502,654

         The intrinsic fair value of options exercisable and options outstanding as of December 31, 2005 is $1.5 million and $3.9 million, respectively. As of December 31, 2005 the total compensation cost related to nonvested awards not yet recognized is approximately $2.3 million, which will be recognized in 2006 through 2009.

         The following table represents the range of option prices and the weighted average remaining life of outstanding options as of December 31, 2005:

                                             Options outstanding                                        Exercisable
                                -----------------------------------------------     --------------------------------------------
                                                      Weighted      Weighted                        Weighted
                                                      average        average                         average
                                     Number          remaining      exercise            Number      remaining   Weighted average
             Exercise price        outstanding          life          price           exercisable     life       exercise price
          --------------------- ------------------ --------------- ------------     --------------- ----------- ----------------
            $      0.50 - 0.97        1,783,265         4.0        $     0.70           1,648,140     4.0            $ 0.70
            $      1.01 - 1.41          240,000         5.9              1.20             200,000     5.9              1.24
            $      2.06 - 2.75          346,857         3.1              2.24             346,857     3.1              2.24
            $      4.59 - 4.83          646,001         9.5              4.60              30,001     9.5              4.83

         In January 2003, in connection with the financial restructuring, approximately 1.9 million options with a strike price greater that $0.66 were re-priced to $0.66.

Stock Awards

         In addition to stock options granted under the plan described above, the 1994 Long-Term Incentive Plan also provides for the right to receive compensation in cash, awards of common stock, or a combination thereof. There were no awards in 2003 or 2005. In 2004, 37,719 shares were awarded related to incentive bonus plans.

         The Company also has adopted the Restricted Share Plan for Directors which provides for awards of common stock to non-employee directors of the Company who did not, within the year immediately preceding the determination of the director's eligibility, receive any award under any other plan of the Company. There were no direct awards of common stock in 2003, 2004 or 2005.

         On June 1,  2005,  the  stockholders  approved  the  2005  Non-Employee
Directors Long-Term Equity Incentive Plan (the "2005 Directors Plan"). The following is a summary of the 2005 Directors Plan.

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

         Administration and Eligibility. The 2005 Directors Plan will be administered by the Compensation Committee (the "Committee") of the Board of Directors and authorizes the Board to grant non-qualified stock options or issue restricted stock to those persons who are non-employee directors of Abraxas, including advisory directors of Abraxas, which currently amounts to a total of nine people.

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

Stock Warrants

         In October 2004, the Company issued 1.1 million warrants in conjunction with the refinancing. Each is exercisable for one share of common stock at an exercise price of $0.01 per share. These warrants had a ten year term and were exercised in March 2005.

         At December 31, 2005, the Company has approximately 4.0 million shares reserved for future issuance for conversion of its stock options, warrants, and incentive plans for the Company's directors, employees and consultants.

7.  Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          December 31
                                                   ---------------------------
                                                       2005          2004
                                                   ------------- -------------
                                                         (In thousands)
     Deferred tax liabilities:
       Marketable securities.......................  $    509      $      -
       U.S. full cost pool ........................    11,621         7,310
                                                   ------------- -------------
     Total deferred tax liabilities ...............    12,130         7,310
     Deferred tax assets:
       Capital loss carryforward...................     5,325        11,913
       Depletion ..................................     3,542         3,232
       Net operating losses  ("NOL")...............    66,596        64,408

       Investment in foreign subsidiaries..........         -         2,426
       Canadian loss (Grey Wolf)...................       572             -
       Other ......................................     3,023         4,387
                                                   ------------- -------------
     Total deferred tax assets ....................    79,058        86,366
     Valuation allowance for deferred tax assets...   (66,928)      (72,996)
                                                   ------------- -------------
     Net deferred tax assets ......................    12,130        13,370
                                                   ------------- -------------
     Net deferred tax assets ......................  $      -      $ (6,060)
                                                   ============= =============

         Significant components of the provision (benefit) for income taxes are as follows:

                                                        2005          2004         2003
                                                    ----------- -------------- --------------
                                                                 (in thousands)
     Current:
       Federal......................................  $      -      $      -     $      -
       Foreign .....................................         -             -            -
                                                    ----------- -------------- --------------
                                                      $      -      $      -     $      -
                                                    =========== ============== ==============
     Deferred:
       Federal .....................................  $ (6,060)     $  6,060     $      -
       Foreign .....................................         -             -          377
                                                    ----------- -------------- --------------
                                                        (6,060)        6,060          377
       Attributable to discontinued operations......    (6,060)            -         (377)
                                                    ----------- -------------- --------------
       Attributable to continuing operations........  $      -      $  6,060     $      -
                                                    =========== ============== ==============

         At December 31, 2005 the Company had, subject to the limitation discussed below, $190.0 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2006 through 2025 if not utilized.

         In addition to the Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $73.0 million and $67.0 million for deferred tax assets at December 31, 2004 and 2005, respectively.

         The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                           December 31
                                               ---------------------------------------------------------------------
                                                        2005                  2004                   2003
                                               --------------------- ----------------------- ------------------------
                                                                          (in thousands)
     Tax (expense) benefit at U.S. statutory
     rates (35%) ............................      $      (6,691)         $      (1,875)        $     (19,842)
     Decrease in deferred tax asset valuation
     allowance ..............................              6,068                  8,123                22,993
     Higher effective rate of foreign                          -                   (140)               (2,835)
     operations............................
      Deferred tax expense - Disc. Ops. .....             (6,060)                     -                     -
     Other ..................................                623                    (48)                 (693)
                                               --------------------- ----------------------- ------------------------
                                                   $      (6,060)         $       6,060         $        (377)
     Attributable to discontinued operations              (6,060)                     -                   377
                                               --------------------- ----------------------- ------------------------
     Attributable to continuing operations..       $           -          $       6,060         $           -
                                               ===================== ======================= ========================

8.  Commitments and Contingencies

Operating Leases

         During the years ended December 31, 2003, 2004 and 2005 the Company incurred rent expense related to leasing office facilities of approximately $246,650, $256,355 and $248,684 respectively. Future minimum rental payments are as follows at December 31, 2005.

     2006......................................................   $    254,435
     2007......................................................        254,538
     2008......................................................        250,148
     2009......................................................         20,773
     Thereafter................................................              -
                                                              ------------------
                                                                  $    779,894
                                                              ==================

Litigation and Contingencies

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 2005 the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

9. Earnings per Share

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

    The following table sets forth the computation of basic and diluted earnings per share:

                                                              2005               2004              2003
                                                       ----------------- ----------------- --------------------
Numerator:
     Net income (loss) before effect of discontinued
       operations and accounting change  ..............   $  6,271,000       $  9,037,000    $   (12,831,000)
     Discontinued operations...........................     12,846,000          3,323,000         70,024,000
     Cumulative  effect of accounting change...........              -                  -           (395,000)
                                                       ----------------- ----------------- --------------------
                                                            19,117,000         12,360,000         56,798,000

Denominator:
     Denominator for basic earnings per share -
       weighted-average shares ........................     39,366,561         36,221,887         35,364,363
     Effect of dilutive securities:
       Stock options and  warrants.....................      1,796,942          2,672,778              -
                                                       ----------------- ----------------- --------------------
     Dilutive potential common shares Denominator for
       diluted earnings per share - adjusted
       weighted-average shares and assumed
       exercise of options and warrants................     41,163,503         38,894,665         35,364,363
                                                       ================= ================= ====================

   Basic earnings (loss) per share:
     Net income (loss) before  effect of discontinued
     operations and accounting change..................   $      0.16        $      0.25        $     (0.36)
     Discontinued operations                                     0.33               0.09               1.98
     Cumulative effect of accounting change..........            -                  -                 (0.01)
                                                       ----------------- ----------------- --------------------
   Net income per common share.......................     $      0.49        $      0.34        $      1.61
                                                       ================= ================= ====================

   Diluted earnings (loss) per share:
     Net income (loss) before effect of discontinued
     operations and accounting change.................e   $      0.15        $      0.23        $     (0.36)
     Discontinued operations...........................          0.31               0.09               1.98
     Cumulative effect of accounting change..........            -                  -                 (0.01)
                                                       ----------------- ----------------- --------------------
          Net income per common share - diluted........   $      0.46        $      0.32        $      1.61
                                                       ================= ================= ====================

         For the year ended December 31, 2003, 711,000 shares were excluded from the calculation of diluted earnings per share since their inclusion would have been anti-dilutive.

10.  Quarterly Results of Operations (Unaudited)

         Selected results of operations for each of the fiscal quarters during the years ended December 31, 2004 and 2005 are as follows:


                                                  1st              2nd               3rd              4th
                                                Quarter          Quarter           Quarter          Quarter

                                            ---------------- ----------------   --------------- ----------------
                                                           (In thousands, except per share data)
Year Ended December 31, 2004
   Net revenue...........................      $    7,960       $    8,504        $     8,237      $    9,153

   Operating income  - as previously
     reported ...........................      $      576       $    4,847        $     1,837      $    3,712
   SFAS 123R adjustment..................           2,026           (2,351)             1,345             173
                                            ---------------- ----------------   --------------- ----------------
   Operating income (loss)  - adjusted
     for 123R............................      $    2,602       $    2,496        $     3,182      $    3,885

   Net income (loss)  - as previously
     reported............................      $   (5,557)      $      372        $    (1,643)     $   17,995
   SFAS 123R adjustment..................           2,026           (2,351)             1,345             173
                                              ---------------- ----------------   --------------- ----------------
   Net income (loss)- adjusted for 123R..      $   (3,531)      $   (1,979)       $      (298)     $   18,168

   Net income (loss) per common share -
     basic as previously reported........      $   (0.15)       $     0.01        $     (0.05)     $     0.50
   Net income (loss) per common share -
     basic - adjusted for 123R...........      $   (0.10)       $    (0.05)       $     (0.01)     $     0.50

   Net income (loss) per common share -
     diluted - as previously reported....      $   (0.15)       $     0.01        $     (0.05)     $     0.47
   Net income (loss ) per common share -
     diluted - adjusted for 123R.........      $   (0.09)       $    (0.05)       $     (0.01)     $     0.47

Year Ended December 31, 2005
   Net revenue                                 $    7,822       $    9,627        $    14,164      $   17,012
   Operating income- as previously
     reported............................      $    2,079       $    4,350        $       868      $     n/a
   SFAS 123R adjustment..................             578             (342)             7,037            n/a
                                            ---------------- ----------------   --------------- ----------------
   Operating income - adjusted for 123R..      $    2,657       $    4,008        $     7,905      $    7,534

   Net income (loss) - as previously
     reported............................      $    9,217       $      278        $    (3,254)     $     n/a
   SFAS 123R adjustment..................             578             (342)             7,037            n/a
                                            ---------------- ----------------   --------------- ----------------
   Net income - adjusted for 123R........           9,795              (64)             3,783            n/a
   Correct gain on sale of subsisiary....           2,190                -                  -              -
                                              ---------------- ----------------   --------------- ----------------
   Net income (loss) - restated..........      $   11,985       $      (64)       $     3,783      $    3,413

   Net income (loss) per common share -
     basic - as previously reported......      $     0.25       $     0.01        $     (0.08)       $   n/a
   Net income (loss) per common share -
     basic - as restated.................      $     0.33       $     0.00        $      0.09        $   0.08

   Net income (loss) per common share -
     diluted - as previously reported....      $     0.25       $     0.01        $     (0.08)       $   n/a
   Net income (loss) per common share -
     diluted - as restated...............      $     0.33       $     0.00        $      0.09        $   0.08

     (1) An error occurred in calculating the gain on the sale of Grey Wolf in February 2005. The error related to Grey Wolf's other comprehensive income relating to foreign currency translation at the time of the disposition. The correctio of the error resulted in an increase in income from discontinued operations and net income of $2.2 million.

11.  Benefit Plans

         The Company has a defined contribution plan (401(k)) covering all eligible employees of the Company. The Company matched employee contributions in 2004 and matched 50% of employee contributions in 2005. The Company did not contribute to the plan in 2003. The employee contribution limitations are determined by formulas, which limit the upper one-third of the plan members from contributing amounts that would cause the plan to be top-heavy. The employee contribution is limited to the lesser of 20% of the employee's annual compensation or $13,000 in 2004 and $14,000 in 2005. The contribution limit for 2004 and 2005 was $16,000 and $18,000 for employees 50 years of age or older, respectively.

12.  Hedging Program and Derivatives

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

         Under the terms of the Company's revolving credit facility, the Company is required to maintain hedging agreements with respect to not less than 25% nor more than 75% of it crude oil and natural gas production for a rolling six month period. As of December 31, 2005 the Company's hedging positions were as follows:

           Time Period                         Notional Quantities                      Price
---------------------------------- -------------------------------------------- ----------------------
April 2006                         10,000 MMbtu of production per day           Floor of $7.00
May 2006                           10,000 MMbtu of production per day           Floor of $8.00
June 2006                          10,000 MMbtu of production per day           Floor of $8.00
July 2006                          10,000 MMbtu of production per day           Floor of $7.00
August 2006                        10,000 MMbtu of production per day           Floor of $6.00
September 2006                     10,000 Mmbtu of production per day           Floor of $5.00

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

13.  Supplemental Oil and Gas Disclosures (Unaudited)

         The accompanying table presents information concerning the Company's crude oil and natural gas producing activities from continuing operations as required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities from continuing operations are as follows:

                                              Years Ended December 31
                                         -----------------------------------
                                              2005                2004
                                         ----------------    ---------------
                                                   (In thousands)
           Proved crude oil and
             natural gas properties .... $     333,373       $    298,382
           Unproved properties .........            -                 -
                                         ----------------    ---------------
             Total......................       333,373            298,382
           Accumulated depreciation,
             depletion, and
             amortization, and
             impairment ...............       (228,544)          (219,726)
                                         ----------------    ---------------
               Net capitalized costs ..  $     104,829       $     78,656
                                         ================    ===============

         Cost incurred in oil and gas property acquisitions and development activities related to continuing operations are as follows:

                                              Years Ended December 31
                                    --------------------------------------------
                                        2005           2004           2003
                                    -------------- -------------- --------------
                                                   (In Thousands)
                                    --------------------------------------------
     Property acquisition costs:
       Proved ......................  $       -      $       -     $       -
       Unproved ....................          -              -             -
                                    -------------- -------------- --------------
                                      $       -      $       -     $       -
                                    ============== ============== ==============
     Property development and
       exploration costs ...........   $ 34,991       $  9,088     $    9,158
                                    ============== ============== ==============


         The results of operations for oil and gas producing activities from continuing operations for the three years ending December 31, 2005, 2004 and 2003, respectively are as follows:

                                                       Years Ended December 31
                                             ---------------------------------------------
                                                 2005           2004            2003
                                             -------------- -------------- ---------------
                                                            (In thousands)
          Revenues ...................         $  47,314      $  33,073       $  29,710
          Production costs ...........           (11,094)        (8,567)         (8,342)
          Depreciation, depletion,
            and amortization .........            (8,818)        (7,117)         (7,428)
          General and administrative .            (1,378)        (1,281)           (998)
                                             -------------- -------------- ---------------

          Results of operations from oil
            and gas producing activities
            (excluding corporate overhead
            and interest costs) ..........     $  26,024      $  16,108      $   12,942
                                             ============== ============== ===============
          Depletion rate per barrel
            of oil equivalent ........         $    8.77      $    7.39      $     7.24
                                             ============== ============== ===============

Estimated Quantities of Proved Oil and Gas Reserves

         The following table presents the Company's estimate of its net proved crude oil and natural gas reserves as of December 31, 2005, 2004, and 2003 related to continuing operations. The Company's management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reserve engineers.

                                                                              Liquid            Natural
                                                                           Hydrocarbons           Gas
                                                                         -----------------   --------------
                                                                             (Barrels)            (Mcf)
                                                                                      (In thousands)
              Proved developed and undeveloped reserves:
                Balance at December 31, 2002 .....................                  3,236         78,196
                  Revisions of previous estimates ................                    268          6,759
                  Extensions and discoveries .....................                     44             28
                  Production .....................................                   (229)        (4,781)
                                                                         -----------------   --------------
                Balance at December 31, 2003......................                  3,319         80,202
                  Revisions of previous estimates ................                    (59)          (754)
                  Extensions and discoveries .....................                     70             73



                  Production .....................................                   (229)        (4,403)
                                                                         -----------------   --------------
                Balance at December 31, 2004......................                  3,101         75,118
                  Revisions of previous estimates ................                      9           (232)
                  Extensions and discoveries .....................                    168         16,259
                  Production .....................................                   (194)        (4,942)
                                                                         -----------------   --------------
                Balance at December 31, 2005                                        3,084         86,203
                                                                         =================   ==============





                                                                              Liquid            Natural
                                                                           Hydrocarbons           Gas
                                                                         -----------------   --------------
                                                                            (Barrels)            (Mcf)
              Proved developed reserves:
                December 31, 2003.................................                 1,886          39,371
                                                                         =================   ==============
                December 31, 2004.................................                 1,878          36,241
                                                                         =================   ==============
                December 31, 2005.................................                 1,942          38,794
                                                                         =================   ==============

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

         Under the standardized measure, future cash inflows were estimated by applying period-end prices at December 31, 2005 adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis of the properties. Operating loss carryforwards, tax credits, and permanent differences to the extent estimated to be available in the future were also considered in the future income tax calculations, thereby reducing the expected tax expense.

         Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

         Set forth below is the Standardized Measure relating to proved oil and gas reserves relating to continuing operations for the three years ending December 31, 2005, 2004 and 2003.


                                                   Years Ended December 31
                                    ------------------------------------------------------
                                         2005               2004               2003
                                    ------------------------------------------------------
                                                       (in Thousands)
           Future cash inflows ...    $   937,638      $     498,165       $     512,797
           Future production and
             development costs ...       (295,323)          (194,187)           (179,036)
           Future income tax
             expense .............            -                    -                   -
                                    ------------------------------------------------------
           Future net cash flows .        642,315            303,978             333,761
           Discount ..............       (330,407)          (154,943)           (172,177)
                                    ------------------------------------------------------
           Standardized Measure
             of discounted future
             net cash relating to
             proved reserves .....    $   311,908      $     149,035       $     161,584
                                    ======================================================

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

         The following is an analysis of the changes in the Standardized Measure related to continuing operations:



                                                                 Year Ended December 31
                                                ----------------------------------------------------------
                                                       2005                2004               2003
                                                ------------------- ------------------- ------------------
                                                                     (In thousands)
   Standardized Measure, beginning
     of year .................................     $     149,035       $     161,584       $     110,316
   Sales and transfers of oil and gas
     produced, net of production costs .......           (36,220)            (24,506)            (21,368)
   Net changes in prices and development
     and production costs from prior year ....           142,116              (2,814)             42,398
   Extensions, discoveries, and improved
     recovery, less related costs ............            51,438                 810                 471
   Purchase of minerals in place..............                -                   -                  313
   Revision of previous quantity estimates ...                51              (1,818)              9,351
   Other .....................................            (9,415)               (380)              9,071
   Accretion of discount .....................            14,903              16,159              11,032
                                                ------------------- ------------------- ------------------
     Standardized Measure, end of year .......     $     311,908       $     149,035       $     161,584
                                                =================== =================== ==================
