Form 10-Q/A
period 2005-03-31
ABRAXAS PETROLEUM CORP
filed 2006-03-30
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-Q/A Number 1

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X] No

         The number of shares of the issuer's common stock outstanding as of May 10, 2005 was:

         Class                                     Shares Outstanding
         -----                                     ------------------
Common Stock, $.01 Par Value                            37,885,875


                                     1 of 27

Explanatory Note

Abraxas Petroleum Corporation is filing this Amendment Number 1 to Quarterly Report on Form 10-Q for the period ended March 31, 2005, initially filed with the SEC on May 13, 2005, in order to correct the accounting for the gain on the sale of Abraxas' Canadian subsidiary in February 2005. Due to an error in the accounting for other comprehensive income related to the sale, the gain on the transaction was understated by $2.2 million and resulted in a restatement of the Condensed Statement of Operations and the Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2005. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Form 10-Q as revised is included in this filing.


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



                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                             FORM 10 - Q/A Number 1
                                      INDEX


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

ITEM 2 -          Managements Discussion and Analysis of Financial Condition and
                           Results of Operations...............................................13

ITEM 3 -          Quantitative and Qualitative Disclosure about Market Risk....................24

ITEM 4 - Controls and Procedures...............................................................25


                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal Proceedings 26
ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds...........................26
ITEM 3 - Defaults Upon Senior Securities.......................................................26
ITEM 4 - Submission of Matters to a Vote of Security Holders...................................26
ITEM 5 - Other Information.....................................................................26
ITEM 6 - Exhibits..............................................................................26
              Signatures   ....................................................................27




                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                          March 31,            December 31,
                                                                            2005                   2004
                                                                         (Unaudited)
                                                                     -------------------    -------------------
Assets:
Current assets:
   Cash ...................................................       $                   -  $              1,284
   Accounts receivable, net:
          Joint owners..........................................                    401                   471
          Oil and gas production................................                  4,270                 4,724
          Other.................................................                     41                    66
                                                                      ------------------     -------------------
                                                                                  4,712                 5,261

  Equipment inventory...........................................                    732                   735
  Other current assets..........................................                  1,189                   752
                                                                      ------------------     -------------------
                                                                                  6,633                 8,032
  Assets held for sale..........................................                      -                52,600
                                                                       ------------------     -------------------
       Total current assets.....................................                  6,633                60,632

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved....................................................                306,207               297,647
   Other property and equipment.................................                  3,022                 2,930
                                                                      ------------------     -------------------
           Total................................................                309,229               300,577
      Less accumulated depreciation, depletion, and
        amortization............................................                224,198               222,500
                                                                      ------------------     -------------------
      Total property and equipment - net........................                 85,031                78,077

Deferred financing fees, net....................................                  7,210                 7,618
Deferred tax asset..............................................                      -                 6,060
Other assets  ..................................................                    298                   298
                                                                      ------------------     -------------------
  Total assets..................................................  $              99,172  $            152,685
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
                                                                     ===================    ===================



      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                       ---------------------------------------
                                                                               2005                2004
                                                                       ------------------    -----------------
Revenue:
   Oil and gas production revenues...................................  $          7,525   $         7,783
   Rig revenues......................................................               296               175
   Other.............................................................                 1      2          2
                                                                           --------------    -----------------
                                                                                  7,822             7,960
Operating costs and expenses:
   Lease operating and production taxes..............................             2,278             2,288
   Depreciation, depletion and amortization..........................             1,698             1,839
   Rig operations....................................................               218               145
   General and administrative.......................................                946             1,049

   Stock-based compensation                                                         603             2,063
                                                                           --------------    -----------------
                                                                                  5,743             7,384
                                                                           --------------    -----------------
Operating income  ...................................................             2,079               576

Other (income) expense
   Interest income...................................................                (1)               (4)
   Interest expense..................................................             3,134             4,908
   Amortization of deferred financing fees...........................               451               445
   Financing cost....................................................                 -               971
   Other.............................................................                 9                11
                                                                           --------------    -----------------
                                                                                  3,593             6,331
                                                                           --------------    -----------------
Loss from continuing operations .....................................            (1,514)           (5,755)

Net income from discontinued operations (net of $6,060 income tax
   expense in 2005)..................................................            12,921              198
                                                                           --------------    -----------------

Net income (loss) ...................................................  $         11,407   $       (5,557)
                                                                           ==============    =================

Basic earnings (loss) per common share:
   Net earnings (loss) per common from continuing operations.........  $         (0.04)   $         (0.16)
   Discontinued operations ..........................................             0.35               0.01
                                                                           --------------    -----------------
 Net income (loss) per common share - basic..........................  $          0.31    $         (0.15)
                                                                           ==============    =================

 Diluted earnings (loss) per common share:
   Net earnings (loss) from continuing operations....................  $         (0.04)   $         (0.16)
   Discontinued operations ..........................................             0.35               0.01
                                                                           --------------    -----------------
 Net income (loss) per common share - diluted........................  $          0.31    $         (0.15)
                                                                           ==============    =================


      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                          ----------------------------------------
                                                                                2005                   2004
                                                                          -----------------      -----------------
     Cash flows from Operating Activities
     Net  income (loss)............................................  $             11,407     $           (5,557)
     Income from discontinued operations...........................               (12,921)                  (198)
                                                                          -----------------      -----------------
     Loss from continuing operations...............................                (1,514)                (5,755)
     Adjustments to reconcile net income to net
         cash provided by operating activities:
          Depreciation, depletion, and amortization................                 1,698                  1,839
          Accretion of future site restoration.....................                    20                     45
          Amortization of deferred financing fees..................                   451                    445
          Non-cash interest and financing cost.....................                     -                  3,010
          Stock-based compensation.................................                   603                  2,063
     Changes in operating assets and liabilities:
          Accounts receivable......................................                 1,573                  2,580
          Equipment inventory......................................                     3                     (8)
          Other ...................................................                 1,201                     11
          Accounts payable and accrued expenses....................                 5,454                    274
                                                                          -----------------      -----------------
     Net cash provided by continuing operations....................                 9,489                  4,504
     Net cash provided by (used in) discontinued operations........                (4,132)                2,041
                                                                          -----------------      -----------------
     Net cash provided by  operations..............................                5,357                   6,545

     Cash flows from Investing Activities
     Capital expenditures, including purchases and development
       of properties...............................................                (8,652)                (2,189)
                                                                          -----------------      -----------------
     Net cash used in  continuing operations.......................  $             (8,652)    $           (2,189)
     Net cash provided by (used in) discontinued operations........                26,572                 (2,041)
                                                                          -----------------      -----------------
     Net cash provided by (used in) investing activities..........                 17,920                 (4,230)

     Cash flows from Financing Activities
     Proceeds from long-term borrowings...........................                    553                  1,312
     Payments on long-term borrowings.............................                 (1,971)                (2,000)
     Issuance of common stock for compensation....................                    102                    170
     Exercise of stock options  ..................................                    205                    190
     Deferred financing fees .....................................                    (44)                (1,571)
                                                                          -----------------      -----------------
     Net cash used in continuing operations.......................                 (1,154)                (1,899)
     Net cash used in discontinued operations.....................                (23,407)                     -
                                                                          -----------------      -----------------
     Net cash (used in) financing activities..........                            (24,561)                (1,899)
                                                                          -----------------      -----------------
     Increase (decrease) in cash..................................                 (1,284)                   416
     Cash, at beginning of period.................................                  1,284                      -
                                                                          -----------------      -----------------
     Cash, at end of period.......................................     $                -     $              416
                                                                          =================      =================

     Supplemental disclosures of cash flow information:
     Interest paid ...............................................     $               77     $           1,098
                                                                          =================      =================

     Non-cash items:
     Future site restoration......................................     $               17     $               45
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

     Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three months ended March 31, 2005 and March 31, 2004 would have been:

                                                                       Three Months Ended March 31,
                                                                  ---------------------------------------
                                                                         2005                  2004
                                                                  ------------------     ----------------
     Net income (loss) as reported                             $            11,407   $         (5,557)
     Add: Stock-based employee  compensation expense included
        in reported net income, net of related tax effects
                                                                               603              2,063
     Deduct: Total stock-based employee  compensation expense
        determined  under  fair  value  based  method for all
        awards, net of related tax effects                                     (25)               (37)
                                                                  ------------------     ----------------
     Pro forma net income (loss)                               $            11,985   $         (3,531)
                                                                  ==================     ================

     Earnings (loss) per share:
        Basic - as reported                                    $             0.31    $             (0.15)
                                                                  ==================     ================
        Basic - pro forma                                      $             0.33    $             (0.10)
                                                                  ==================     ================
        Diluted - as reported                                  $             0.31    $             (0.15)
                                                                  ==================     ================
        Diluted - pro forma                                    $             0.33    $             (0.10)
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

     Income from discontinued operations for the period ended March 31, 2005 includes a gain on the disposal of Grey Wolf of $21.8 million, less non-cash income tax of $6.1 million, and a loss from operations, including debt retirement costs, of $2.8 million.


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

Note 4.  Long-Term Debt

         Long-term debt consisted of the following:

                                                        March 31         December 31
                                                     -----------------------------------
                                                          2005               2004
                                                     ----------------  -----------------
Floating rate Senior Secured Notes due 2009......      $    125,000       $   125,000
Senior Secured Revolving Credit Facility.........                 7             1,425
                                                     ----------------  -----------------
                                                            125,007           126,425
Less current maturities .........................                 -                 -
                                                     ----------------  -----------------
                                                        $    125,007      $   126,425
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

Note 5. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   Three Months Ended March 31,
                                                                                   ---------------------------------
                                                                                       2005               2004
                                                                                   --------------    ---------------
    Numerator:
         Net loss before effect of discontinued operations.................    $         (1,514)  $        (5,755)
         Discontinued operations...........................................              12,921               198
                                                                                   --------------    ---------------
         Net earnings (loss) available to common stockholders .............    $         11,407   $        (5,557)
                                                                                   ==============    ===============


    Denominator:
         Denominator for basic earnings per share - weighted-average shares.          36,603,592         36,011,657

         Effect of dilutive securities:
            Stock options and Warrants......................................                   -                  -
                                                                                   --------------    ---------------
         Denominator   for   diluted    earnings   per   share   -   adjusted
            weighted-average shares and assumed Conversions.................          36,603,592         36,011,657
                                                                                   ==============    ===============
    Basic earnings (loss) per share:
        Net earnings (loss) Continuing operations  .........................   $           (0.04) $         (0.16)
        Discontinued operations.............................................                0.35             0.01
                                                                                   --------------    ---------------
    Net earnings (loss) per common share - basic                               $            0.31  $           (0.15)
                                                                                   ==============    ===============

    Diluted earnings (loss) per share:
        Net earnings (loss)  before cumulative effect of accounting change..   $           (0.04) $         (0.16)
        Discontinued operations ............................................                0.35             0.01
                                                                                   --------------    ---------------
    Net earnings (loss) per common share - diluted..........................   $            0.31  $           (0.15)
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

                  Natural Gas Prices by Quarter (in $ per Mcf)
                                  Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
             June 30,       Sept. 30,       Dec. 31,       Mar 31,       June 30,      Sept.         Dec. 31,       Mar 31,
               2003           2003            2003          2004           2004        30, 2004        2004           2005
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index          $5.51          $5.10         $4.60          $5.69          $5.97         $5.85         $6.77         $6.30
Realized       $5.05          $4.47         $4.29          $4.98          $5.52         $5.24         $6.14         $5.26


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

                   Crude Oil Prices by Quarter (in $ per Bbl)
                                  Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
             June 30,       Sept. 30,       Dec. 31,       Mar 31,       June 30,      Sept.         Dec. 31,       Mar 31,
               2003           2003            2003          2004           2004        30, 2004        2004           2005
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index        $29.87         $30.85        $29.64         $34.76        $38.48         $42.32        $49.46        $47.33
Realized     $28.54         $29.55        $29.99         $34.18        $37.29         $42.43        $46.81        $47.13


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

     We had capital expenditures of $9.3 million for 2004 and $8.7 million in the first quarter of 2005. As a result of the capital spending limitations included in our previous credit agreement and our 11 1/2 % secured notes due 2007, we were limited for most of 2004 in our ability to replace existing production and, consequently, our production volumes decreased during 2004 and continued to decrease in the first quarter of 2005. If crude oil and natural gas prices return to depressed levels or if our production levels continue to decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected.

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

                                                                             Three Months Ended
                                                                                 March 31,
                                                                     ------------------------------------
                                                                           2005                 2004
                                                                     --------------       ---------------
Operating Revenue: (1)
Crude oil sales...................................................   $       2,437        $        1,924
Natural gas sales ................................................           5,088                 5,804
Natural gas liquids sales.........................................               -                    55
Rig operations....................................................             296                   175
Other.............................................................               1                     2
                                                                        -----------          ------------
                                                                     $       7,822        $        7,960
                                                                        ===========          ============

Operating Income .................................................   $       2,079        $          576

Crude oil production (MBbl).......................................            51.7                  56.3
Natural gas production (MMcf).....................................           967.0               1,166.5
Natural gas liquids production (MBbl).............................               -                   2.3
Average crude oil sales price ($/Bbl).............................   $       47.13        $        34.18
Average natural gas sales price ($/Mcf)...........................   $        5.26        $         4.98
Average liquids sales price ($/Bbl)...............................   $           -        $        23.55

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

     Discontinued Operations. Income from discontinued operations was $12.9 million in the first quarter of 2005 compared to $198,000 for the same period of 2004. Income in 2005 includes a loss from operations, including debt retirement costs, of $2.8 million and the gain from the disposal of Grey Wolf of $21.8 million offset by $6.1 million of non-cash income tax expense.

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

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities relating to continuing operations are summarized in the following table and discussed in further detail below:

                                                                        Three Months Ended
                                                                             March 31,
                                                           ----------------------------------------------
                                                                  2005                     2004
                                                           -------------------     ----------------------
Net cash provided by operating activities              $            9,489      $               4,504
Net cash used in investing activities                              (8,652)                    (2,189)
Net cash  used in financing activities                             (1,154)                    (1,899)
                                                           -------------------     ----------------------
Total                                                  $             (317)     $                 416
                                                           ===================     ======================

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

                                Payments due in:
----------------------------- --------------------------------------------------------------------------
Contractual Obligations            Total        Less than                                 More than 5
(dollars in thousands)                          one year      1-3 years     3-5 years        years
----------------------------- ------------- -------------- ------------- ------------- -------------- --
Long-Term Debt (1)            $   125,007   $        -     $        -    $  125,007              -
Operating Leases (2)                  277          254             23             -              -

(1) These amounts represent the balances outstanding under the revolving credit facility and the new notes. These repayments assume that we will not draw down additional funds.

(2) Office lease obligations. The lease for office space for Abraxas expires in 2006.

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

Long-Term Indebtedness.

                                                       March 31         December 31
                                                    -----------------------------------
                                                         2005               2004
                                                    ----------------  -----------------
                                                              (In thousands)
Floating rate senior secured notes due 2009.......    $    125,000       $   125,000
Senior secured revolving credit facility..........               7             1,425
                                                    ----------------  -----------------
                                                           125,007           126,425
Less current maturities ..........................               -                 -
                                                    ----------------  -----------------
                                                      $    125,007       $   126,425
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

                          ABRAXAS PETROLEUM CORPORATION

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.

     There have been no changes in legal proceedings from that described in the Company's Annual Report of Form 10-K for the year ended December 31, 2004, and in Note 7 in the Notes to Condensed Consolidated Financial Statements contained in Part I of this report on Form 10-Q/A Number 1.

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




    Date: March 30, 2006                  By:/s/Robert L.G. Watson
                                          -----------------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  March 30, 2006                 By:/s/Chris Williford
                                          -----------------------------------
                                           CHRIS WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer