Form 10-Q/A
period 2005-06-30
ABRAXAS PETROLEUM CORP
filed 2006-03-30
CIK 867665

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

Explanatory Note

Abraxas Petroleum Corporation is filing this Amendment Number 1 to Quarterly Report on Form 10-Q for the period ended June 30, 2005, initially filed with the SEC on August 10, 2005, in order to correct the accounting for the gain on the sale of Abraxas' Canadian subsidiary in February 2005. Due to an error in the accounting for other comprehensive income related to the sale, the gain on the transaction was understated by $2.2 million and resulted in a restatement of the Condensed Statement of Operations and the Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2005. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Form 10-Q as revised is included in this filing.


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


                          ABRAXAS PETROLEUM CORPORATION
                             FORM 10 - Q/A Number 1
                                      INDEX


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

ITEM 2 -          Management's Discussion and Analysis of Financial Condition and
                           Results of Operations...............................................14

ITEM 3 -          Quantitative and Qualitative Disclosure about Market Risks...................27

ITEM 4 -          Controls and Procedures......................................................28

                                     PART II
                                OTHER INFORMATION

ITEM 1 - Legal Proceedings 29
ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds...........................29
ITEM 3 - Defaults Upon Senior Securities.......................................................29
ITEM 4 - Submission of Matters to a Vote of Security Holders...................................29
ITEM 5 - Other Information.....................................................................30
ITEM 6 - Exhibits..............................................................................30
              Signatures   ....................................................................31



                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                          June 30,
                                                                            2005               December 31,
                                                                         (Unaudited)               2004
                                                                      ------------------     -------------------
Assets:
Current assets:
   Cash ........................................................  $                  -   $              1,284
   Accounts receivable, net
          Joint owners..........................................                   247                    471
          Oil and gas production................................                 4,783                  4,724
          Other.................................................                    46                     66
                                                                      ------------------     -------------------
                                                                                 5,076                  5,261

  Equipment inventory...........................................                   792                    735
  Other current assets..........................................                 1,029                    752
                                                                      ------------------     -------------------
                                                                                 6,897                  8,032
  Assets held for sale..........................................                     -                 52,600
                                                                      ------------------     -------------------
       Total current assets.....................................                 6,897                 60,632

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved....................................................               314,973                297,647
   Other property and equipment.................................                 3,044                  2,930
                                                                      ------------------     -------------------
           Total................................................               318,017                300,577
      Less accumulated depreciation, depletion, and
        amortization............................................               226,015                222,500
                                                                      ------------------     -------------------
      Total property and equipment - net........................                92,002                 78,077

Deferred financing fees, net ...................................                 6,812                  7,618
Deferred tax asset..............................................                     -                  6,060
Other assets  ..................................................                   298                    298
                                                                      ------------------     -------------------
  Total assets..................................................  $            106,009   $            152,685
                                                                      ==================     ===================




      See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                                          June 30,
                                                                            2005                 December 31,
                                                                         (Unaudited)                 2004
                                                                     --------------------     -------------------
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable..............................................  $              7,243     $              5,622
  Oil and gas production payable................................                 2,332                    2,443
  Accrued interest..............................................                 1,216                    2,170
  Other accrued expenses........................................                 1,243                    1,654
                                                                     --------------------     -------------------
                                                                                12,034                   11,889
  Liabilities related to assets held for sale...................                     -                   66,947
                                                                     --------------------     -------------------
    Total current liabilities...................................                12,034                   78,836

Long-term debt..................................................               136,277                  126,425

Future site restoration.........................................                   942                      888
                                                                     --------------------     -------------------
         Total liabilities......................................               149,253                  206,149

Stockholders' deficit:
  Common Stock, par value $.01 per share-
  Authorized 200,000,000 shares; issued, 37,889,515 and 36,597,045 at June 30,
   2005 and December 31, 2004,
   respectively.................................................                   379                      366
   Additional paid-in capital...................................               146,668                  146,185
  Accumulated deficit...........................................              (190,849)                (202,534)
  Treasury stock, at cost, 56,477 and 105,989 shares at June
   30, 2005 and December 31, 2004 respectively..................                  (408)                    (549)
  Accumulated other comprehensive loss..........................                   966                    3,068
                                                                     --------------------     -------------------
      Total stockholders' deficit...............................               (43,244)                 (53,464)
                                                                     --------------------     -------------------
Total liabilities and stockholders' deficit.....................  $            106,009     $            152,685
                                                                     ====================     ===================





      See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

                                                             Three Months Ended June 30,             Six Months Ended June 30,
                                                        -------------------------------------- -------------------------------------
                                                               2005               2004               2005                2004
                                                        ------------------- ------------------ ------------------ ------------------
Revenue:
   Oil and gas production revenues ...................     $       9,336       $       8,373      $     16,861       $     16,156
   Rig revenues ......................................               283                 129               579                304
   Other  ............................................                 8                   2                 9                  4
                                                        ------------------- ------------------ ------------------ ------------------
                                                                   9,627               8,504            17,449             16,464
Operating costs and expenses:
   Lease operating and production taxes ..............             2,522               2,319             4,800              4,607
   Depreciation, depletion, and amortization .........             1,817               1,819             3,515              3,658
   Rig operations ....................................               166                 123               384                268
   General and administrative ........................             1,098               1,712             2,044              2,761
   Stock-based compensation ..........................              (326)             (2,316)              277               (253)
                                                        ------------------- ------------------ ------------------ ------------------
                                                                   5,277               3,657            11,020             11,041
                                                        ------------------- ------------------ ------------------ ------------------
Operating income .....................................             4,350               4,847             6,429              5,423

Other (income) expense:
   Interest income ...................................                 -                  (1)               (1)                (5)
   Interest expense ..................................             3,407               4,223             6,541              9,131
   Amortization of deferred financing fee ............               403                 467               854                912
   Financing cost.....................................                 -                 602                 -              1,573
   Other..............................................               235                   -               244                 11
                                                        ------------------- ------------------ ------------------ ------------------
                                                                    4,045               5,291             7,638             11,622
                                                        ------------------- ------------------ ------------------ ------------------
Earnings (loss) from continuing operations ........                  305                (444)           (1,209)            (6,199)

Net income from discontinued operations (net of
   $6,060 income tax expense in 2005)                                (27)                816            12,894              1,014
                                                        ------------------- ------------------ ------------------ ------------------
Net earnings (loss)................................        $         278       $         372      $     11,685       $     (5,185)
                                                        =================== ================== ================== ==================

Basic earnings (loss) per common share:
   Net earnings (loss) per common from continuing
     operations....................................        $        0.01       $       (0.01)     $       (0.03)     $       (0.17)
   Discontinued operations.........................                    -                0.02               0.34               0.03
                                                        ------------------- ------------------ ------------------ ------------------
 Net earnings (loss) per common share - basic.......       $        0.01       $        0.01      $        0.31      $       (0.14)
                                                        =================== ================== ================== ==================

Diluted earnings (loss) per common share:
   Net earnings (loss) per common from continuing
     operations....................................        $        0.01       $       (0.01)     $       (0.03)     $       (0.17)
   Discontinued operations.........................                    -                0.02               0.34               0.03
                                                        ------------------- ------------------ ------------------ ------------------
Net earnings (loss) per common share - diluted.....        $        0.01       $        0.01      $        0.31      $       (0.14)
                                                        =================== ================== ================== ==================


      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                   Six Months Ended
                                                                                      June 30,
                                                                      ----------------------------------------
                                                                           2005                   2004
                                                                      ----------------      ------------------
Operating Activities
Net earnings (loss)...........................................  $             11,685     $          (5,185)
Income from discontinued operations...........................                12,894                 1,014
                                                                      ----------------      ------------------
Loss from continuing operations...............................                (1,209)               (6,199)
Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation, depletion, and amortization....................                 3,515                 3,658
 Amortization of deferred financing fees......................                   854                   912
 Accretion of future sit restoration..........................                    45                    80
 Non-cash interest and financing cost.........................                     -                 5,966
 Stock-based compensation                                                        277                  (253)
 Changes in operating assets and liabilities:
     Accounts receivable......................................                 1,209                 1,759
     Equipment inventory......................................                   (57)                    4
     Other ...................................................                 2,058                    (6)
     Accounts payable and accrued expenses....................                   154                (2,294)
                                                                      ----------------      ------------------
Net cash provided by continuing operations....................                 6,846                 3,627
Net cash (used in) provided by discontinued operations........                (4,132)                3,573
                                                                      ----------------      ------------------
Net cash provided by operations                                                2,714                 7,200

Investing Activities
Capital expenditures, including purchases and development  of
  properties  ................................................               (17,440)               (3,512)
 Unrealized gain on investment................................                   966                     -
                                                                      ----------------      ------------------
Net cash used in continuing operations........................               (16,474)               (3,512)
Net cash provided by (used in) discontinued operations........                25,719                (3,573)
                                                                      ----------------      ------------------
Net cash provided by (used in) investing activities...........                 9,245                (7,085)

Financing Activities
Proceeds from long-term borrowings............................                11,823                 5,372
Payments on long-term borrowings..............................                (1,971)               (3,600)
Proceeds from stock sale receivable...........................                     -                    98
Issuance of stock for compensation............................                   102                   328
Deferred financing fees ......................................                   (48)               (1,653)
Exercise of stock options  ...................................                   258                   193
                                                                      ----------------      ------------------
Net cash provided by continuing operations....................                10,164                   738
Net cash used in discontinued operations......................               (23,407)                    -
                                                                      ----------------      ------------------
Net cash (used in) provided by financing activities...........               (13,243)                  738
                                                                      ----------------      ------------------
Increase (decrease) in cash...................................                (1,284)                  998
Cash, at beginning of period..................................                 1,284                   493
                                                                      ----------------      ------------------
Cash, at end of period........................................     $               -     $           1,491
                                                                      ================      ==================

Supplemental disclosure of cash flow information:
Interest paid.................................................     $           7,290     $           2,321
                                                                      ================      ==================
Non-cash items:
Future site restoration.......................................     $              19     $             147
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

     Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three and six months ended June 30, 2005 and June 30, 2004 would have been:

                                               Three Months Ended June 30,     Six Months Ended June 30,
                                               ----------------------------    --------------------------
                                                    2005           2004           2005           2004
                                                          (In Thousands, except per share data)
                                               ----------------------------------------------------------
Net income (loss) as reported              $           278   $         372    $   11,685    $   (5,185)
Add:  Stock-based  employee  compensation
   expense   included  in  reported   net
   income, net of related tax effects
                                                      (326)         (2,316)          277          (253)
Deduct:    Total   stock-based   employee
   compensation  expense determined under
   fair  value   based   method  for  all
   awards, net of related tax effects                  (16)            (35)          (41)          (71)
                                               -------------   ------------    ----------    ------------
Pro forma net income (loss)                $           (64)  $      (1,979)       10,921$       (5,509)
                                               =============   ============    ==========    ============

Earnings (loss) per share:
   Basic - as reported                     $          0.01   $        0.01           0.31       (0.14)
                                               =============   ============    ==========    ============
   Basic - pro forma                       $            -    $       (0.05)          0.32       (0.15)
                                               =============   ============    ==========    ============
   Diluted - as reported                   $          0.01   $        0.01           0.31       (0.14)
                                               =============   ============    ==========    ============
   Diluted - pro forma                     $            -    $       (0.05)          0.32       (0.15)
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

     Income from discontinued operations for the six months ended June 30, 2005 includes a gain on the disposal of Grey Wolf of $21.8 million, less non-cash income tax of $6.1 million, and a loss from operations, including debt retirement costs, of $2.8 million.

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

Note 5. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended June 30,         Six Months Ended June 30,
                                                     -------------------------------    -------------------------------
                                                         2005              2004             2005              2004
                                                     -------------     -------------    --------------    -------------
Numerator:
  Net income (loss) before effect of
     discontinued operations....................  $           305  $           (444) $       (1,209)   $       (6,199)
  Discontinued operations.......................              (27)              816          12,894             1,014
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) available to common
     stockholders...............................              278               372          11,685            (5,185)
                                                     =============     =============    ==============    =============
Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares.....................      37,821,152         36,191,155      37,215,732        36,112,112
  Effect of dilutive securities:
    Stock options and warrants                         1,613,758                  -               -                -
                                                     -------------     -------------    --------------    -------------

  Dilutive potential common shares Denominator for
    diluted earnings per share - adjusted
    weighted-average shares and assumed
    Conversions.................................      39,434,910         36,191,155      37,215,732        36,112,112

  Basic earnings (loss) per share:
    Net income (loss) from continuing
     operations ................................  $         0.01   $          (0.01) $        (0.03)   $         (0.17)
    Discontinued operations.....................               -               0.02            0.34               0.03
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic....  $         0.01   $           0.01  $         0.31    $         (0.14)
                                                     =============     =============    ==============    =============

  Diluted earnings (loss) per share:
    Net income (loss) from continuing
     operations ................................  $         0.01   $          (0.01) $        (0.03)   $         (0.17)
    Discontinued operations.....................               -               0.02            0.34               0.03
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic....  $         0.01   $           0.01  $         0.31    $         (0.14)
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

Note 8.  2005 Non-Employee Directors Long-Term Equity Incentive Plan.

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


                  Natural Gas Prices by Quarter (in $ per Mcf)
                                  Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
              Sept. 30,       Dec. 31       Mar. 31,      June 30,       Sept. 30,     Dec. 31,       Mar. 31,      June 30,
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

                   Crude Oil Prices by Quarter (in $ per Bbl)
                                  Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
              Sept. 30,       Dec. 31       Mar. 31,      June 30,       Sept. 30,     Dec. 31,       Mar. 31,      June 30,
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

       Time Period                  Notional Quantities              Price
---------------------------- ----------------------------------- ---------------

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

                                                              Six Months Ended
                                                                  June 30,
                                                      --------------------------------------
                                                           2005                  2004
                                                      ---------------       ----------------
Expenditure category (in thousands):
  Development...................................  $         17,326       $          3,438
  Facilities and other..........................               114                     74
                                                      ---------------       ----------------
      Total.....................................  $         17,440       $          3,512
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

                          ABRAXAS PETROLEUM CORPORATION

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.
-----------------------------

     There have been no changes in legal proceedings from that described in the Company's Annual Report of Form 10-K for the year ended December 31, 2004, and in Note 7 in the Notes to Condensed Consolidated Financial Statements contained in Part I of this report on Form 10-Q/A Number 1.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
-----------------------------------------------------------------------

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

Item 3.    Defaults Upon Senior Securities.
-------------------------------------------

         None

Item 4.    Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------

     At the Annual Meeting of Shareholders held on June 1, 2005 the following proposals were adopted by the margins indicated:

     1. Election of four directors for a term of three years, to hold office until the expiration of his term in 2008 or until a successor shall have been elected & qualified.

                                               Number of Shares
                                           For                Withheld
                                    -------------------- -------------------
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

Item 5.    Other Information.
-----------------------------

           None

Item 6.    Exhibits.
--------------------

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




    Date:  March 30, 2006                  By:/s/ Robert L.G. Watson
                                             --------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  March 30, 2006                  By:/s/ Chris E. Williford
                                             ---------------------------
                                           CHRIS E. WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer