Form 10-Q/A
period 2005-09-30
ABRAXAS PETROLEUM CORP
filed 2006-03-30
CIK 867665

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X] No


The number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2005.

         Class                                         Shares Outstanding

Common Stock $.01 Par Value                                 42,057,667

Explanatory Note

Abraxas Petroleum Corporation is filing this Amendment Number 1 to Quarterly Report on Form 10-Q for the period ended September 30, 2005, initially filed with the SEC on November 7, 2005, in order to correct the accounting for the gain on the sale of Abraxas' Canadian subsidiary in February 2005. Due to an error in the accounting for other comprehensive income related to the sale, the gain on the transaction was understated by $2.2 million and resulted in a restatement of the Condensed Statement of Operations and the Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2005. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Form 10-Q as revised is included in this filing.


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

                          ABRAXAS PETROLEUM CORPORATION
                             FORM 10 - Q/A Number 1
                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - Financial Statements
             Condensed Consolidated Balance Sheets--September 30, 2005 (unaudited)
                  and December 31, 2004..................................................................4
             Condensed Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)....................6
             Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2005 and 2004 (unaudited)..............................7
             Notes to Condensed Consolidated Financial Statements (unaudited)............................8

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................13

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk......................................26

ITEM 4 - Controls and Procedures........................................................................27

                                                       PART II
                                                  OTHER INFORMATION

ITEM 1 - Legal Proceedings 28
ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds....................................28
ITEM 3 - Defaults Upon Senior Securities................................................................28
ITEM 4 - Submission of Matters to a Vote of Security Holders............................................28
ITEM 5 - Other Information..............................................................................28
ITEM 6 - Exhibits.......................................................................................28
              Signatures   .............................................................................29



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
                                                                      ==================     ===================




      See accompanying notes to condensed consolidated financial statements


                                                     Abraxas Petroleum Corporation
                                           Condensed Consolidated Balance Sheets (continued)
                                                            (in thousands)

                                                                        September 30,
                                                                            2005                 December 31,
                                                                         (Unaudited)                 2004
                                                                     --------------------     -------------------
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable..............................................  $              6,808     $              5,622
  Oil and gas production payable................................                 3,598                    2,443
  Accrued interest..............................................                 4,705                    2,170
  Other accrued expenses........................................                 1,635                    1,654
                                                                     --------------------     -------------------
                                                                                16,746                   11,889
  Liabilities related to assets held for sale...................                     -                   66,947
                                                                     --------------------     -------------------
    Total current liabilities...................................                16,746                   78,836

Long-term debt..................................................               129,842                  126,425

Future site restoration.........................................                   979                      888
                                                                     --------------------     -------------------
         Total liabilities......................................               147,567                  206,149

Stockholders' deficit:
  Common Stock, par value $.01 per share-
  Authorized 200,000,000 shares; issued, 42,047,667 and
   36,597,045 at September 30, 2005 and December 31, 2004,
   respectively.................................................                   420                      366
   Additional paid-in capital...................................               165,094                  146,185
  Accumulated deficit...........................................              (194,103)                (202,534)
  Treasury stock, at cost, 56,477 and 105,989 shares at
   September 30, 2005 and December 31, 2004 respectively........                  (408)                    (549)
  Accumulated other comprehensive loss..........................                 1,812                    3,068
                                                                     --------------------     -------------------
      Total stockholders' deficit...............................               (27,185)                 (53,464)
                                                                     --------------------     -------------------
Total liabilities and stockholders' deficit.....................  $            120,382     $            152,685
                                                                     ====================     ===================







      See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                        ------------------------------ -------------------------------
                                                             2005            2004           2005            2004
                                                        ---------------  ------------- ---------------- --------------
                                                                    (in thousands, except per share data)
Revenue:
   Oil and gas production revenues..............       $     13,829    $     8,018    $      30,690    $    24,174
   Rig revenues.................................                330            214              909            518
   Other........................................                  5              5               14              9
                                                        --------------- -------------- ---------------- --------------
                                                             14,164          8,237           31,613         24,701
Operating costs and expenses:
   Lease operating and production taxes.........              3,007          2,109            7,807          6,716
   Depreciation, depletion, and amortization....              2,107          1,744            5,622          5,402
   Rig operations...............................                176            174              560            442
   General and administrative...................                953            998            2,997          3,759
   Stock-based compensation.....................              7,053          1,375            7,330          1,122
                                                        --------------- -------------- ---------------- --------------
                                                             13,296          6,400           24,316         17,441
                                                        --------------- -------------- ---------------- --------------
Operating income ...............................                868          1,837            7,297          7,260

Other (income) expense:
   Interest income..............................                (11)            (2)             (12)            (7)
   Interest expense.............................              3,700          4,285           10,241         13,416
   Amortization of deferred financing fees......                403            468            1,257          1,380
   Financing cost...............................                  -             68                -          1,641
   Other expense................................                 30              -              274             11
                                                        --------------- -------------- ---------------- --------------
                                                              4,122          4,819           11,760         16,441
                                                        --------------- -------------- ---------------- --------------
Earnings (loss) from continuing operations .......           (3,254)        (2,982)          (4,463)        (9,181)

Net income from discontinued operations (net of
   $6,060 income tax expense in 2005)................             -          1,339           12,894          2,353
                                                        --------------- -------------- ---------------- --------------
Net earnings (loss)...............................     $     (3,254)   $    (1,643)   $       8,431    $    (6,828)
                                                        =============== ============== ================ ==============


Basic earnings (loss) per common share:
   Net earnings (loss) per common from continuing
     operations...................................     $      (0.08)   $     (0.08)           (0.12)         (0.25)
   Discontinued operations........................                -           0.04             0.34           0.07
                                                        --------------- -------------- ---------------- --------------
Net earnings (loss) per common share - basic......     $      (0.08)   $     (0.04)   $        0.2 2   $     (0.18)
                                                        =============== ============== ================ ==============

Diluted earnings (loss) per common share:
   Net earnings (loss) per common from continuing
     operations...................................     $      (0.08)   $     (0.08)   $       (0.12)   $     (0.25)
Discontinued operations...........................                -           0.04             0.34           0.07
                                                        --------------- -------------- ---------------- --------------
Net earnings (loss) per common share - diluted....     $      (0.08)   $     (0.04)   $        0.22    $     (0.18)
                                                        =============== ============== ================ ==============

      See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                      ----------------------------------------
                                                                           2005                   2004
                                                                      ----------------      ------------------
Operating Activities
Net earnings (loss)...........................................  $              8,431     $          (6,828)
Income from discontinued operations...........................               (12,894)               (2,353)
                                                                      ----------------      ------------------
Loss from continuing operations...............................                (4,463)               (9,181)
Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation, depletion, and amortization....................                 5,622                 5,402
 Amortization of deferred financing fees......................                 1,257                 1,380
 Accretion of future site restoration.........................                    71                   102
 Non-cash interest and financing cost.........................                     -                 9,114
 Stock-based compensation                                                      7,330                 1,122
 Changes in operating assets and liabilities:
     Accounts receivable......................................                (2,774)                3,598
     Equipment inventory......................................                  (168)                   88
     Other ...................................................                 3,017                    42
     Accounts payable and accrued expenses....................                 4,877                (2,696)
                                                                      ----------------      ------------------
Net cash provided by continuing operations....................                14,769                 8,971
Net cash (used in) provided by discontinued operations........                (4,132)                6,196
                                                                      ----------------      ------------------
Net cash provided by operations                                               10,637                15,167

Investing Activities
Capital expenditures, including purchases and development  of
  properties  ................................................               (28,604)               (4,789)
                                                                      ----------------      ------------------
Net cash used in continuing operations........................               (28,604)               (4,789)
Net cash provided by (used in) discontinued operations........                25,719                (6,196)
                                                                      ----------------      ------------------
Net cash used in investing activities.........................                (2,885)              (10,985)

Financing Activities
Proceeds from long-term borrowings............................                17,688                 6,500
Payments on long-term borrowings..............................               (14,271)               (6,600)
Proceeds from stock sale receivable...........................                     -                    98
Proceeds from issuance of common stock (net)..................                11,275
Issuance of stock for compensation............................                   102                   328
Deferred financing fees ......................................                   (57)               (1,823)
Exercise of stock options  ...................................                   397                   209
                                                                      ----------------      ------------------
Net cash provided by (used in) continuing operations..........                15,134                (1,288)
Net cash used in discontinued operations......................               (23,407)                    -
                                                                      ----------------      ------------------
Net cash used in financing activities.........................                (8,273)               (1,288)
                                                                      ----------------      ------------------
Increase (decrease) increase in cash..........................                  (521)                2,894
Cash, at beginning of period..................................                 1,284                     -
                                                                      ----------------      ------------------
Cash, at end of period........................................     $             763     $           2,894
                                                                      ================      ==================

Supplemental disclosure of cash flow information:
Interest paid.................................................     $           7,635     $           4,185
                                                                      ================      ==================
Non-cash items:
Future site restoration.......................................     $              29     $               -
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

     Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company's net income (loss) per share for the three and nine months ended September 30, 2005 and September 30, 2004 would have been:

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------    --------------------------
                                                     2005           2004           2005           2004
                                                          (In Thousands, except per share data)
                                               ----------------------------------------------------------
Net income (loss) as reported               $        (3,254)   $    (1,643)   $    8,431   $     (6,828)
Add:  Stock-based  employee  compensation
   expense   included  in  reported   net
   income, net of related tax effects                 7,053          1,375         7,330          1,122
Deduct:    Total   stock-based   employee
   compensation  expense determined under
   fair  value   based   method  for  all
   awards, net of related tax effects                  (16)            (30)          (57)          (101)
                                               -------------   ------------    ----------    ------------
Pro forma net income (loss)                 $        3,783   $        (298)   $   15,704   $     (5,807)
                                               =============   ============    ==========    ============

Earnings (loss) per share:
   Basic - as reported                      $        (0.08)  $       (0.04)   $     0.22          (0.18)
                                               =============   ============    ==========    ============
   Basic - pro forma                        $         0.09   $       (0.01)         0.41          (0.16)
                                               =============   ============    ==========    ============
   Diluted - as reported                    $        (0.08)  $       (0.04)         0.22          (0.18)
                                               =============   ============    ==========    ============
   Diluted - pro forma                      $         0.08   $       (0.01)         0.39          (0.16)
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

Note 5. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended                  Nine Months Ended
                                                            September 30,                        September 30,
                                                     -------------------------------    -------------------------------
                                                          2005              2004             2005              2004
                                                     -------------     -------------    --------------    -------------
Numerator:
  Net income (loss) before effect of
     discontinued operations....................  $       (3,254)  $         (2,982) $       (4,463)   $       (9,181)
  Discontinued operations.......................               -              1,339          12,894             2,353
                                                      -------------     -------------    --------------    -------------
Net earnings (loss) available to common                   (3,254)            (1,643)          8,431            (6,828)
     stockholders...............................
                                                      =============     =============    ==============    =============
Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares.....................      40,962,427         36,251,323      38,478,355        36,164,268

  Effect of dilutive securities:
    Stock options and warrants                                 -                  -               -                -
                                                     -------------     -------------    --------------    -------------
  Dilutive potential common shares
    Denominator for diluted earnings per share -
    adjusted weighted-average shares and assumed
    Conversions.................................      40,962,427         36,251,323      38,478,355        36,164,268

  Basic earnings (loss) per share:
    Net income (loss) from continuing
     operations ................................  $        (0.08)  $          (0.08)  $       (0.12)   $        (0.25)
    Discontinued operations.....................               -               0.04            0.34              0.07
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic....  $        (0.08)  $          (0.04)  $        0.22    $        (0.18)
                                                     =============     =============    ==============    =============

  Diluted earnings (loss) per share:
    Net income (loss) from continuing
     operations ...............................   $        (0.08)  $          (0.08) $        (0.12)   $        (0.25)
    Discontinued operations.....................               -               0.04            0.34              0.07
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic....  $        (0.08)  $          (0.04)  $        0.22    $        (0.18)
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

         The following table sets forth the Company's current hedge position:

           Time Period                         Notional Quantities                      Price
---------------------------------- -------------------------------------------- ----------------------
October - December 2005            9,500 MMbtu of production per day            Floor of $5.00
January 2006                       10,000 MMbtu of production per day           Floor of $5.00
February 2006                      10,000 MMbtu of production per day           Floor of $5.00
March 2006                         10,000 MMbtu of production per day           Floor of $5.00
April 2006                         10,000 MMbtu of production per day           Floor of $7.00
May 2006                           10,000 MMbtu of production per day           Floor of $8.00

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

Critical Accounting Poli7ies

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


                                             Natural Gas Prices by Quarter (in $ per Mcf)
                                                              Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
             Dec. 31,       Mar. 31,      June 30,       Sept.          Dec. 31,      Mar. 31,      June 30,      Sept. 30,
               2003           2004           2004        30, 2004         2004          2005          2005           2005
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index         $4.60          $5.69         $5.97          $5.85          $6.77         $6.30         $6.80          $8.21
Realized      $4.29          $4.98         $5.52          $5.24          $6.14         $5.26         $6.33          $8.15

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

                                              Crude Oil Prices by Quarter (in $ per Bbl)
                                                             Quarter Ended
              ----------------------------------------------------------------------------------------------------------------
             Dec. 31,       Mar. 31,      June 30,       Sept.          Dec. 31,      Mar. 31,      June 30,      Sept. 30,
               2003           2004           2004        30, 2004         2004          2005          2005           2005
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index         $29.64         $34.76         $38.48         $42.32        $49.46         $47.33        $51.76        $60.26
Realized      $29.99         $34.18         $37.29         $42.43        $46.81         $47.13        $49.43        $60.24

         The NYMEX crude oil price on November 3, 2005 was $61.78 per Bbl.

     Under the terms of our revolving credit facility, we are required to maintain hedging positions on not less than 25% nor more than 75% of our projected natural gas and crude oil production for a rolling six month period. We currently have the following hedges in place:

           Time Period                         Notional Quantities                      Price
---------------------------------- -------------------------------------------- ----------------------
October - December 2005            9,500 MMbtu of production per day            Floor of $5.00
January 2006                       10,000 MMbtu of production per day           Floor of $5.00
February 2006                      10,000 MMbtu of production per day           Floor of $5.00
March 2006                         10,000 MMbtu of production per day           Floor of $5.00
April 2006                         10,000 MMbtu of production per day           Floor of $7.00
May 2006                           10,000 MMbtu of production per day           Floor of $8.00

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

          Production:
             Bcfe(approximately 80% gas).........         6.5 - 7.5
          Exit Rate (Mmcfe/d)....................           19-21
          Price Differentials (Pre Hedge):
             $ Per Bbl...........................            0.55
             $ Per Mcf...........................            0.75
          Direct Lifting Costs, $ Per Mcfe.......            1.10
          Production taxes.......................   10% of Revenue
          G&A, $ Per Mcfe........................            0.75


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

                                                                            Nine Months Ended
                                                                              September 30,
                                                                    --------------------------------------
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

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities relating to continuing operations are summarized in the following table:

                                                         Nine Months Ended
                                                           September 30,
                                               ---------------------------------
                                                     2005                2004
                                               ------------------   ------------
Net cash provided by operating activities    $          14,769    $       8,971
Net cash used in investing activities                  (28,604)          (4,789)
Net cash provided by financing activities               15,134           (1,288)
                                               ------------------   ------------
Total                                        $           1,299    $       2,894
                                               ==================   ============


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

Long-Term Indebtedness

                                                           September 30,     December 31,
                                                         -----------------------------------
                                                              2005               2004
                                                         ----------------  -----------------
                                                                   (In thousands)
Floating rate senior secured notes due 2009...........     $    125,000       $   125,000
Senior secured revolving credit facility..............            4,842             1,425
                                                         ----------------  -----------------
                                                                129,842           126,425
Less current maturities ..............................                -                 -
                                                         ----------------  -----------------
                                                            $    129,842      $   126,425
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

Item 6.    Exhibits.

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




    Date:  March 30, 2006                  By:/s/ Robert L.G. Watson
                                             -----------------------
                                             ROBERT L.G. WATSON,
                                             President and Chief
                                             Executive Officer


    Date:  March 30, 2006                  By:/s/ Chris E. Williford
                                             -----------------------
                                              CHRIS E. WILLIFORD,
                                              Executive Vice President and
                                              Principal Accounting Officer