Form 10-Q
period 2006-03-31
ABRAXAS PETROLEUM CORP
filed 2006-05-10
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 daysYes.[X] or No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

  Large accelerated filer [ ]  Accelerated filer [X]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] or No [X]

     The number of shares of the issuer's common stock outstanding as of May 5, 2006 was:

              Class                                    Shares Outstanding
    Common Stock, $.01 Par Value                           42,605,577

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

     In addition to these factors, important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

              ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                FORM 10 - Q
                                   INDEX


                                  PART I
                           FINANCIAL INFORMATION

ITEM 1 -   Financial Statements
               Condensed Consolidated Balance Sheets - March 31, 2006
                        and December 31, 2005................................................4
               Condensed Consolidated Statements of Operations -
                        Three Months Ended March 31, 2006 and 2005...........................6
               Condensed Consolidated Statements of Cash Flows -
                        Three Months Ended March 31, 2006 and 2005...........................7
               Notes to Condensed Consolidated Financial Statements..........................8

ITEM 2 -   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations...............................................12

ITEM 3 -   Quantitative and Qualitative Disclosure about Market Risk........................24

ITEM 4 -   Controls and Procedures..........................................................24


                                  PART II
                             OTHER INFORMATION

ITEM 1 - Legal Proceedings..................................................................25
ITEM 1A- Risk Factors.......................................................................25
ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds........................25
ITEM 3 - Defaults Upon Senior Securities....................................................25
ITEM 4 - Submission of Matters to a Vote of Security Holders................................25
ITEM 5 - Other Information..................................................................25
ITEM 6 - Exhibits...........................................................................25
         Signatures.........................................................................26



                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                          March 31,            December 31,
                                                                            2006                   2005
                                                                         (Unaudited)
                                                                     ------------------     -------------------
Assets:
Current assets:
   Cash .......................................................   $                  43  $                 42
   Accounts receivable, net:
          Joint owners..........................................                  1,158                   540
          Oil and gas production................................                  6,727                 7,957
          Other.................................................                     35                   100
                                                                      ------------------     -------------------
                                                                                  7,920                 8,597

  Other current assets..........................................                  1,964                 1,638
                                                                      ------------------     -------------------
       Total current assets.....................................                  9,927                10,277

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved....................................................                340,481               333,373
   Other property and equipment.................................                  3,315                 3,289
                                                                      ------------------     -------------------
           Total................................................                343,796               336,662
      Less accumulated depreciation, depletion, and
        amortization............................................                234,814               231,414
                                                                      ------------------     -------------------
      Total property and equipment - net........................                108,982               105,248

Deferred financing fees, net....................................                  5,639                 6,037
Other assets  ..................................................                    304                   304
                                                                      ------------------     -------------------
  Total assets..................................................  $             124,852  $            121,866
                                                                      ==================     ===================




      See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                                         March 31,             December 31,
                                                                            2006                   2005
                                                                        (Unaudited)
                                                                     -------------------    -------------------
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable..............................................  $             7,355    $             9,814
  Oil and gas production payable................................                2,649                  3,481
  Accrued interest..............................................                5,124                  1,368
  Other accrued expenses........................................                  861                    494
                                                                     -------------------    -------------------
    Total current liabilities...................................               15,989                 15,157

Long-term debt..................................................              129,798                129,527

Future site restoration.........................................                  907                    883
                                                                     -------------------    -------------------
     Total liabilities..........................................              146,694                145,567

Stockholders'  deficit:
  Common Stock, par value $.01 per share-
   authorized 200,000,000 shares; issued, 42,588,327 and,
   42,063,167 ..................................................                  426                    421
   Additional paid-in capital...................................              163,328                162,795
  Accumulated deficit...........................................             (186,973)              (188,193)
  Treasury stock, at cost, 35,552 and 56,477 shares ............                 (285)                  (408)
  Accumulated other comprehensive income........................                1,662                  1,684
                                                                     -------------------    -------------------
      Total stockholders' deficit...............................              (21,842)               (23,701)
                                                                     -------------------    -------------------
Total liabilities and stockholders' deficit.....................  $           124,852    $           121,866
                                                                     ===================    ===================





      See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                           -----------------------------------
                                                                               2006              2005 (1)
                                                                           --------------    -----------------
Revenue:
   Oil and gas production revenues...................................  $         12,926   $         7,525
   Rig revenues......................................................               376               296
   Other.............................................................                 3                 1
                                                                           --------------    -----------------
                                                                                 13,305             7,822
Operating costs and expenses:
   Lease operating and production taxes..............................             2,822             2,278
   Depreciation, depletion and amortization..........................             3,399             1,698
   Rig operations....................................................               211               218
   General and administrative (including stock-based compensation
   of  $171 and $25).................................................             1,286              971

                                                                           --------------    -----------------
                                                                                  7,718             5,165
                                                                           --------------    -----------------
Operating income  ...................................................             5,587             2,657

Other (income) expense
   Interest income...................................................                (1)               (1)
   Interest expense..................................................             3,971             3,134
   Amortization of deferred financing fees...........................               397               451
   Other.............................................................                 -                 9
                                                                           --------------    -----------------
                                                                                  4,367             3,593
                                                                           --------------    -----------------
Income (loss) from continuing operations ............................             1,220              (936)

Income from discontinued operations (net of $6,060 income tax
   expense in 2005)..................................................                 -            12,921
                                                                           --------------    -----------------
Net income ..........................................................  $          1,220   $        11,985
                                                                           ==============    =================

Basic earnings (loss) per common share:
   Net earnings (loss) per common from continuing operations.........  $           0.03   $         (0.02)
   Discontinued operations ..........................................               -                0.35
                                                                           --------------    -----------------
 Net income per common share - basic.................................  $           0.03   $          0.33
                                                                           ==============    =================

 Diluted earnings (loss) per common share:
   Net earnings (loss) from continuing operations....................  $           0.03   $         (0.02)
   Discontinued operations ..........................................               -                0.35
                                                                           --------------    -----------------
 Net income  per common share - diluted..............................  $           0.03   $          0.33
                                                                           ==============    =================

(1) Reflects retrospective adoption of SFAS 123R.

      See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                  Three Months Ended
                                                                                         March 31,
                                                                          ----------------------------------------
                                                                                2006                 2005 (1)
                                                                          -----------------      -----------------
     Cash flows from Operating Activities
     Net  income...................................................  $              1,220     $           11,985
     Income from discontinued operations...........................                     -                (12,921)
                                                                          -----------------      -----------------
     Income (loss) from continuing operations......................                 1,220                   (936)
     Adjustments to reconcile net income to net
         cash provided by operating activities:
          Depreciation, depletion, and amortization................                 3,399                  1,698
          Accretion of future site restoration.....................                    24                     20
          Amortization of deferred financing fees..................                   397                    451
          Stock-based compensation.................................                   171                     25
     Changes in operating assets and liabilities:
          Accounts receivable......................................                   677                  1,573
          Other ...................................................                  (348)                 1,204
          Accounts payable and accrued expenses....................                   832                  5,454
                                                                          -----------------      -----------------
     Net cash provided by continuing operations....................                 6,372                  9,489
     Net cash used in discontinued operations......................                     -                 (4,132)
                                                                          -----------------      -----------------
     Net cash provided by operations...............................                6,372                   5,357

     Cash flows from Investing Activities
     Capital expenditures, including purchases and development
       of properties...............................................                (7,133)                (8,652)
                                                                          -----------------      -----------------
     Net cash used in continuing operations........................                (7,133)                (8,652)
     Net cash provided by discontinued operations..................                     -                 26,572
                                                                          -----------------      -----------------
     Net cash provided by (used in) investing activities...........                (7,133)                17,920

     Cash flows from Financing Activities
     Proceeds from long-term borrowings...........................                  4,271                    553
     Payments on long-term borrowings.............................                 (4,000)                (1,971)
     Issuance of common stock for compensation....................                    116                    102
     Exercise of stock options  ..................................                    374                    205
     Deferred financing fees .....................................                      1                    (43)
                                                                          -----------------      -----------------
     Net cash provided by (used in) financing operations..........                    762                 (1,154)
     Net cash used in discontinued operations.....................                      -                (23,407)
                                                                          -----------------      -----------------
     Net cash (used in) financing activities..........                                762                (24,561)
                                                                          -----------------      -----------------
     Increase (decrease) in cash..................................                      1                 (1,284)
     Cash, at beginning of period.................................                     42                  1,284
                                                                          -----------------      -----------------
     Cash, at end of period.......................................     $               43     $                -
                                                                          =================      =================

     Supplemental disclosures of cash flow information:
     Interest paid ...............................................     $              191     $               77
                                                                          =================      =================
     Non-cash items:
     Future site restoration......................................     $                -     $               17
                                                                          =================      =================

(1) Reflects retrospective adoption of SFAS 123R.

      See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands except per share data)

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2005. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Grey Wolf Exploration Inc. ("Grey Wolf") for the 2005 period. On February 28, 2005 Grey Wolf closed an initial public offering, resulting in our substantial divestiture of our capital stock and operations in Grey Wolf. As a result of the disposal of Grey Wolf, the results of operations of Grey Wolf through February 28, 2005 are reflected in our Financial Statements as discontinued operations.

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

     The Company adopted SFAS 123R in the fourth quarter of 2005 using the "modified prospective method".Under the "modified retrospective" method entities are permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with this standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, "Accounting for Stock-Based Compensation". Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or "lattice" model. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use the Black-Scholes model for option valuation as of the current time.

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

     The following table summarizes the stock option activities for the three months ended March 31, 2006 (in thousands except per share data):

                                                             Weighted           Weighted
                                                              Average            Average
                                                              Option             Grant
                                                             Exercise           Date Fair       Aggregate
                                                             Price Per          Value Per       Intrinsic
                                            Shares             Share              Share           Value
                                        ---------------    --------------     --------------   --------------
Outstanding December 31, 2005.......           3,016       $     1.75         $      1.27      $     3,837

Granted............................               98       $     6.05         $      4.35              426

Exercised..........................             (525)      $     0.71         $      0.37             (193)

Expired or canceled.................               -       $        -         $      -                   -
                                        ---------------                                        --------------
Outstanding March 31, 2006..........           2,589       $     2.12         $      1.57      $     4,070
                                        ===============                                        ==============

     Additional information related to options at March 31, 2006 and December 31, 2005 is as follows:

                                                                     March 31,              December 31,
                                                                       2006                     2005
                                                               ----------------------    --------------------
Options exercisable....................................              1,704,838                 2,224,998
                                                               ======================    ====================


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

     For the period ended March 31, 2006, there is no current or deferred income tax expense or benefit due to losses and/or loss carryforwards and valuation allowance which has been recorded against such benefits.

Note 4.  Long-Term Debt

         Long-term debt consisted of the following:

                                                                              March 31         December 31
                                                                                2006               2005
                                                                           ----------------  -----------------
Floating rate senior secured notes due 2009............................      $    125,000       $   125,000



Senior secured revolving credit facility...............................             4,798             4,527
                                                                           ----------------  -----------------
                                                                                  129,798           129,527
Less current maturities ...............................................                 -                 -
                                                                           ----------------  -----------------
                                                                              $    129,798      $   129,527
                                                                           ================  =================

     Floating Rate Senior Secured Notes due 2009. In connection with the October 2004 financial restructuring, Abraxas issued $125 million in aggregate principal amount of floating rate senior secured notes due 2009. The notes will mature on December 1, 2009 interest is payable at a per annum floating rate of six-month LIBOR plus 7.50%. The interest rate was 12.08% per annum as of March 31, 2006. The interest rate is reset semi-annually on each June 1 and December 1. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

     Senior Secured Revolving Credit Facility. On October 28, 2004, Abraxas entered into an agreement for a revolving credit facility having a maximum commitment of $15 million, which includes a $2.5 million subfacility for letters of credit. Availability under the revolving credit facility is subject to a borrowing base consistent with normal and customary natural gas and crude oil lending transactions.

     Outstanding amounts under the revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.00%. The interest rate was 8.75% per annum as of March 31, 2006.

     Subject to earlier termination rights and events of default, the stated maturity date under the revolving credit facility is October 28, 2008.

Note 5. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   Three Months Ended March 31,
                                                                                  ----------------------------------
                                                                                       2006               2005
                                                                                   --------------    ---------------
    Numerator:
         Net income (loss) before effect of discontinued operations........    $          1,220   $          (936)
         Discontinued operations...........................................                   -            12,921
                                                                                   --------------    ---------------
         Net earnings available to common stockholders ....................    $          1,220   $        11,985
                                                                                   ==============    ===============

    Denominator:
         Denominator for basic earnings per share - weighted-average shares.          42,470,802         36,603,592

         Effect of dilutive securities:
            Stock options and warrants......................................           1,681,042                  -
                                                                                   --------------    ---------------

         Denominator   for   diluted    earnings   per   share   -   adjusted
            weighted-average shares and assumed Conversions.................          44,151,844         36,603,592
                                                                                   ==============    ===============

    Basic earnings (loss) per share:
        Net earnings (loss) - continuing operations  .......................   $            0.03  $          (0.02)
        Discontinued operations.............................................                -                 0.35
                                                                                   --------------    ---------------
    Net earnings per common share - basic                                      $            0.03  $           0.33
                                                                                   ==============    ===============

    Diluted earnings (loss) per share:
        Net earnings (loss) - continuing operations.........................   $            0.03  $          (0.02)
        Discontinued operations ............................................                -                 0.35
                                                                                   --------------    ---------------
    Net earnings per common share - diluted.................................   $            0.03  $           0.33
                                                                                   ==============    ===============

     For the three months ended March 31, 2005 none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses from continuing operations incurred in the periods. Had there not been a loss in this period, dilutive shares would have been 1,660,480 shares for the three months ended March 31, 2005.

Note 6. Hedging Program and Derivatives

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities. In 2003, the Company elected out of hedge accounting as prescribed by SFAS 133. Accordingly, instruments are recorded on the balance sheet at their fair value with adjustments to the carrying value of the instruments being recognized in oil and gas income in the current period.

     Under the terms of our revolving credit facility, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production for a rolling six month period.

     The following table sets forth the Company's current hedge position:

           Time Period                         Notional Quantities                      Price
---------------------------------- -------------------------------------------- ----------------------
May 2006                           10,000 MMbtu of production per day           Floor of $8.00
June 2006                          10,000 MMbtu of production per day           Floor of $7.00
July 2006                          10,000 MMbtu of production per day           Floor of $7.00
August 2006                        10,000 MMbtu of production per day           Floor of $6.00
September 2006                     10,000 MMbtu of production per day           Floor of $5.00
October 2006                       10,000 MMbtu of production per day           Floor of $5.00
November 2006                      10,000 MMbtu of production per day           Floor of $6.00

Note 7. Contingencies - Litigation

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2006, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

                          ABRAXAS PETROLEUM CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Prior to February 2005, Grey Wolf Exploration Inc. was a wholly-owned Canadian subsidiary of Abraxas. In February 2005, Grey Wolf, closed an initial public offering resulting in the substantial divestiture of our capital stock in Grey Wolf. As a result of the Grey Wolf IPO and the significant divestiture of our interest in Grey Wolf, the results of operations of Grey Wolf are reflected in our Financial Statements and in this document as "Discontinued Operations" and our remaining operations are referred to in our Financial Statements and in this document as "Continuing Operations" or "Continued Operations". Unless otherwise noted, all disclosures are for continuing operations.

     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2005.

Critical Accounting Policies

     There have been no changes from the Critical Accounting Polices described in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

     Our financial results depend upon many factors which significantly affect our results of operations including the following:

         o  the sales prices of natural gas and crude oil;

         o  the level of total sales volumes of natural gas and crude oil;

         o the availability of, and our ability to raise additional capital resources and provide liquidity to meet cash flow needs;

         o  the level of and interest rates on borrowings; and

         o the level and success of exploitation, exploration and development activity.

     COMMODITY PRICES AND HEDGING ACTIVITIES. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. In January 2001, our realized price for natural gas and crude oil were at high levels. However, over the course of 2001 and the beginning of the first quarter of 2002, prices again became depressed, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through December 2005. Prices have continued to remain strong during the first quarter of 2006 compared to historical levels, but have weakened from levels during the latter part of 2005 and early 2006. If prices continue to weaken, our cash flow from operations will be adversely affected.

     The table below illustrates how natural gas prices have fluctuated over the eight quarters prior to and including the quarter ended March 31, 2006 and contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.


                  Natural Gas Prices by Quarter (in $ per Mcf)
                                  Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
             June 30,       Sept. 30,       Dec. 31,      Mar. 31,       June 30,      Sept. 30,     Dec. 31,      Mar. 31,
               2004           2004            2004         2005           2005           2005          2005          2006
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index        $5.97          $5.85         $6.77          $6.30          $   6.80      $   8.21      $  12.85      $   9.18
Realized     $5.52          $5.24         $6.14          $5.26          $   6.33      $   8.15      $   9.12      $   6.52

      The NYMEX natural gas price on May 5, 2006 was $6.78 per Mcf.

     The table below illustrates how crude oil prices have fluctuated over the eight quarters prior to and including the quarter ended March 31, 2006 and contains the last three day average of NYMEX traded contracts price and the prices we realized during each quarter presented, including the impact of our hedging activities.

                   Crude Oil Prices by Quarter (in $ per Bbl)
                                  Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
             June 30,       Sept. 30,       Dec. 31,      Mar. 31,       June 30,      Sept. 30,     Dec. 31,      Mar. 31,
               2004           2004            2004         2005           2005           2005          2005          2006
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index        $38.48        $42.32         $49.46         $47.33        $    51.76     $    60.26    $    61.51    $    61.53
Realized     $37.29        $42.43         $46.81         $47.13        $    49.43     $    60.24    $    57.18     $   59.57

    The NYMEX crude oil price on May 5, 2006 was $70.19 per Bbl.

     We seek to reduce our exposure to price volatility by hedging our production through price floors.

     Under the terms of our revolving credit facility, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production, on an equivalent basis, for a rolling six-month period. We currently have the following hedges in place:

           Time Period                         Notional Quantities                      Price
---------------------------------- -------------------------------------------- ----------------------
May 2006                           10,000 MMbtu of production per day           Floor of $8.00
June 2006                          10,000 MMbtu of production per day           Floor of $7.00
July 2006                          10,000 MMbtu of production per day           Floor of $7.00
August 2006                        10,000 MMbtu of production per day           Floor of $6.00
September 2006                     10,000 MMbtu of production per day           Floor of $5.00
October 2006                       10,000 MMbtu of production per day           Floor of $5.00
November 2006                      10,000 MMbtu of production per day           Floor of $6.00

     At March 31, 2006, the aggregate fair market value of our hedges was approximately $385,000.

     PRODUCTION VOLUMES. Because our proved reserves will decline as natural gas and crude oil are produced, unless we acquire additional properties containing proved reserves or conduct successful exploitation, exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation and development projects.

     We had capital expenditures of $7.1 million in the first quarter of 2006. As a result of the capital spending limitations included in our previous credit agreement and our 11 1/2 notes due 2007 which were eliminated in connection with our October 2004 refinancing, we were limited for most of 2004 in our ability to replace existing production and, consequently, our production volumes decreased during 2004 and continued to decrease in the first quarter of 2005. Beginning in the second quarter of 2005, our production volumes began to increase. If crude oil and natural gas prices return to depressed levels or if our production levels decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected.

     AVAILABILITY OF CAPITAL. As described more fully under "Liquidity and Capital Resources" below, our sources of capital going forward will primarily be cash from operating activities, funding under our revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. We currently have approximately $10.2 million of availability under our revolving credit facility.

     EXPLOITATION, EXPLORATION AND DEVELOPMENT ACTIVITY. We believe that our high quality asset base, high degree of operational control and large inventory of drilling projects position us for future growth. Our properties are concentrated  in locations  that  facilitate  substantial  economies of scale in drilling and production operations and more efficient reservoir management practices. We operate 95% of the properties accounting for approximately 94% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. In addition, we have 53 proved undeveloped locations and have identified over 184 drilling and recompletion opportunities on our existing acreage, the successful development of which we believe could significantly increase our daily production and proved reserves. During the first quarter of 2006, we made capital expenditures of approximately $7.1 million for wells in south Texas, west Texas and Wyoming. We are currently completing and/or testing Woodford, Atoka and Wolfcamp wells in west Texas and continue to recomplete various wells in south Texas. We have one horizontal well and one vertical well drilling in west Texas. In the latter part of 2005, we drilled and are currently completing and testing four vertical wells in Wyoming.

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

     BORROWINGS AND INTEREST. We currently have indebtedness of approximately $129.8 million and availability of $10.2 million under our revolving credit facility. Our cash interest expense will require us to increase our production and cash flow from operations in order to meet our debt service requirements, as well as to fund the development of our numerous drilling opportunities.

     OUTLOOK FOR 2006. As a result of final 2005 financial results and current market conditions, we have updated our operating and financial guidance for 2006 as follows:

          Production:
             BCFE (approximately 80% gas).......................       7.5 - 8.5
          Exit Rate (Mmcfe/d)...................................       22 - 24
          Price Differentials (Pre Hedge):
             Gas (% Mcf)........................................       15%
             Oil ($/Bbl)........................................       2.00
          Production taxes (% of Revenue).......................       10%
          Direct Lease Operating Expenses ($/ Mcfe).............       1.10
          G&A ($/ Mcfe).........................................       0.55
          Interest ($/Mcfe).....................................       2.00
          DD&A ($/Mcfe).........................................       1.80
          Capital Expenditures ($ Millions).....................       40.0

RESULTS OF OPERATIONS

     The following table sets forth certain of our operating data for the periods presented. All data is for continuing operations.

                                                                             Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------------
                                                                           2006                 2005
                                                                        -----------          ------------
Operating Revenue: (1)
Crude oil sales...................................................   $       2,783        $        2,437
Natural gas sales ................................................          10,143                 5,088
Rig operations....................................................             376                   296
Other.............................................................               3                     1
                                                                        -----------          ------------
                                                                     $      13,305        $        7,822
                                                                        ===========          ============

Operating Income .................................................   $       5,587        $        2,657

Crude oil production (MBbl).......................................            46.7                  51.7
Natural gas production (MMcf).....................................         1,555.6                 967.0
Average crude oil sales price ($/Bbl).............................   $       59.57        $        47.13
Average natural gas sales price ($/Mcf)...........................   $        6.52        $         5.26

(1) Revenue and average sales prices are net of hedging activities.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 TO THREE MONTHS ENDED MARCH 31, 2005

     OPERATING REVENUE. During the three months ended March 31, 2006, operating revenue from crude oil, natural gas and natural gas liquid sales increased to $12.9 million from $7.5 millon for the first quarter of 2005. The increase in revenue was primarily due to an increase in production volumes as well as increased realized prices for natural gas and crude oil. The increase in production volumes was primarily due to new production from wells drilled in 2005 offset by natural field declines. Increased production contributed $3.5 million while increased realized prices contributed $1.9 million to revenue during the first quarter of 2006 as compared to the first quarter of 2005.

Average sales prices net of hedging cost for the quarter ended March 31, 2006 were:

    o  $59.57 per Bbl of crude oil,
    o  $ 6.52 per Mcf of natural gas

Average sales prices net of hedging cost for the quarter ended March 31, 2005 were:

    o  $47.13 per Bbl of crude oil,
    o  $ 5.26 per Mcf of natural gas

     Crude oil production volumes decreased from 51.7 MBbls during the quarter ended March 31, 2005 to 46.7 MBbls for the same period of 2006. Natural gas production volumes increased from 967.0 MMcf for the three months ended March 31, 2005 to 1,555.6 MMcf for the same period of 2006. There was no significant crude oil brought on production during 2005 or the first quarter of 2006. The decrease in crude oil production was primarily due to natural field declines. The increase in natural gas production was primarily due to new production brought on line in 2005. New production contributed 691.1 MMcf during the first quarter of 2006. The increase in production attributable to new wells was partially offset by natural field declines. A single well in west Texas contributed 514.6 MMcf of the new production for the quarter.

     LEASE OPERATING EXPENSES. Lease operating expenses ("LOE") for the three months ended March 31, 2006 increased to $2.8 million compared to $2.3 million in 2005. The increase in LOE was primarily due to higher production taxes associated with increased production volumes and higher commodity prices for the quarter ended March 31, 2006 as compared to the same period of 2005 as well as a general increase in the cost of field services and the amount of services required by us as we increased our drilling activity during 2006 as compared to

2005. LOE on a per Mcfe basis for the three months ended March 31, 2006 was $1.54 per Mcfe compared to $1.78 for the same period of 2005. The decrease in per Mcfe cost was attributable to the increase in production volumes during the first quarter of 2006 as compared to 2005.

     GENERAL AND ADMINISTRATIVE ("G&A") Expenses. G&A expenses increased to $1.3 million during the quarter ended March 31, 2006 from $971,000 for the first three months of 2005. The increase in G&A expense was due to increased cost relating to Sarbanes Oxley compliance, including increased audit fees. G&A expense on a per Mcfe basis was $0.61 for the first quarter of 2006 compared to $0.74 for the same period of 2005. The decrease in G&A expense on a per Mcfe basis was primarily due to increased production volumes during the first quarter of 2006 compared to the same period in 2005.

     STOCK-BASED COMPENSATION. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

     The Company adopted SFAS 123R in the fourth quarter of 2005 using the "modified prospective method".Under the "modified retrospective" entities are permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with this standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, "Accounting for Stock-Based Compensation". Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.

     As a result of the retrospective adoption of SFAS 123R, the expenses previously recognized under the rules of variable accounting were reversed and a compensation expense measured according to SFAS 123R was recorded. As a result, we recognized stock-based compensation expense of $171,000 during the first quarter of 2006 as a result of the adoption of this accounting change compared to $25,000 in 2005, as adjusted. Stock-based compensation expense is included as a component of G&A expense in the accompanying financial statements.

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

     DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES. Depreciation, depletion and amortization ("DD&A") expense increased to $3.4 million for the three months ended March 31, 2006 from $1.7 million for the same period of 2005. The increase in DD&A was primarily due to increased production volumes in the first quarter of 2006 as compared to the same period of 2005 as well as an increase in future development cost in 2006 as compared to 2005. Our DD&A on a per Mcfe basis for the three months ended March 31, 2006 was $1.85 per Mcfe compared to $1.33 per Mcfe in 2005.

     INTEREST EXPENSE. Interest expense increased to $4.0 million for the first three months of 2006 from $3.1 million for the same period of 2005. The increase in interest expense was due to an increase in our long-term debt from $125.0 million at March 31, 2005 to $129.8 million at March 31, 2006 as well as an increase in the interest rate on our floating rate senior secured notes.

     DISCONTINUED OPERATIONS. Income from discontinued operations was $12.9 million in the first quarter of 2005. Income in 2005 includes a loss from operations, including debt retirement costs, of $2.8 million and the gain from the disposal of Grey Wolf of $21.8 million offset by $6.1 million of non-cash income tax expense. There was no income from discontinued operations during the quarter ended March 31, 2006.

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

     WORKING CAPITAL (DEFICIT). At March 31, 2006, our current liabilities of approximately $16.0 million exceeded our current assets of $9.9 million resulting in a working capital deficit of $6.1 million. This compares to a working capital deficit of approximately $4.9 million at December 31, 2005. Current liabilities at March 31, 2006 consisted of trade payables of $7.4 million, revenues due third parties of $2.6 million, accrued interest of $5.1 million and other accrued liabilities of $0.9 million.

     CAPITAL EXPENDITURES. Capital expenditures during the first three months of 2006 were $7.1 million compared to $8.7 million during the same period of 2005. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 2006 and 2005.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                --------------------------------------------
                                                                       2006                      2005
                                                                -------------------        -----------------
Expenditure category (in thousands):
  Development.................................................  $           7,108      $           8,560
  Facilities and other........................................                 25                     92
                                                                    ---------------        -----------------
      Total...................................................  $           7,133      $           8,652
                                                                   ===============        =================

     During the three months ended March 31, 2006 and 2005, capital expenditures were primarily for the development of existing properties. We anticipate making capital expenditures for 2006 of approximately $40.0 million which will be used primarily for the development of our current properties. These anticipated expenditures are subject to adequate cash flow from operations and availability under our revolving credit facility. If these sources of funding do not prove to be sufficient, we may also issue additional shares of equity securities although we may not be able to complete equity financings on terms acceptable to us, if at all. Our ability to make all of our budgeted capital expenditures will also be subject to availability of drilling rigs and other field equipment and services. Our capital expenditures could also include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of natural gas and crude oil continue to decline and if our costs of operations continue to increase as a result of the scarcity of drilling rigs or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset natural gas and crude oil production volumes decreases caused by natural field declines and sales of producing properties, if any.

     SOURCES OF CAPITAL. The net funds provided by and/or used in each of the operating, investing and financing activities relating to continuing operations are summarized in the following table and discussed in further detail below:

                                                                        Three Months Ended
                                                                             March 31,
                                                           ----------------------------------------------
                                                                  2006                     2005
                                                           -------------------     ----------------------
Net cash provided by operating activities              $            6,372      $            9,489
Net cash used in investing activities                              (7,133)                 (8,652)
Net cash  provided by (used in) financing activities                  762                  (1,154)
                                                           -------------------     ----------------------
Total                                                  $                1      $             (317)
                                                           ===================     ======================

     Operating activities during the three months ended March 31, 2006 provided us $6.4 million of cash compared to providing $9.5 million in the same period in 2005. Net income plus non-cash expense items during 2005 and 2006 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities provided $762,000 for the first three months of 2006 compared to using $1.2 million for the same period of 2005. Most of the funds provided in 2006 were net proceeds from our revolving line of credit and proceeds from the exercise of employee stock options. In 2005, most of the funds were used to reduce our long-term debt and for financing fees. Investing activities used $7.1 million during the three months ended March 31, 2006 compared to using $8.7 million for the quarter ended March 31, 2005. Expenditures during the quarter ended March 31, 2006 and March 31, 2005 were primarily for the development of existing properties.

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

     Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. Due to sales of properties in 2002 and 2003, the divestiture of Grey Wolf during the first quarter of 2005, and restrictions on capital expenditures under the terms of our 11 1/2% secured notes due 2007 (which were refinanced in October 2004), we now have significantly reduced reserves and production as compared with pre-2003 levels. In the future, if an appropriate opportunity presents itself, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploitation, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. The risk of not finding commercially productive reservoirs will be compounded by the fact that 52% of our total estimated proved reserves at December 31, 2005 were undeveloped. During the first quarter of 2006, we expended approximately $7.1 million for wells in south Texas, west Texas and Wyoming. We are currently completing and/or testing Woodford, Atoka and Wolfcamp wells in west Texas and continue to recomplete various wells in south Texas. We have one horizontal well and one vertical well drilling in west Texas. In the latter part of 2005, we drilled and are currently completing and testing four vertical wells in Wyoming. In addition, approximately 30% of our production at March 31, 2006 was from a single well in west Texas. If production from this well decreases, the volume of our production would also decrease which, in turn, would likely cause our cash flow from operations to decrease.

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

CONTRACTUAL OBLIGATIONS

    We are committed to making cash payments in the future on the following types of agreements:

         o  Long-term debt
         o  Operating leases for office facilities

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2006:

                                                 Payments due in twelve month periods ended:
                                  -------------------------------------------------------------------------
 Contractual Obligations (dollars                     March 31,     March 31,      March 31,
  (dollars in thousands)                Total           2007       2008-2009      2010-2011     Thereafter
---------------------------------- --------------- ------------- ------------- -------------- -------------
Long-Term Debt (1)                 $   129,798     $        -    $    4,798    $  125,000     $        -
Interest on long-term debt (2)          56,452         15,520        30,865        10,067              -
Operating Leases (3)                       716            254           462             -              -
                                   --------------- ------------- ------------- -------------- -------------
    Total                          $   186,966     $   15,774    $   36,125    $  135,067     $        -
                                   =============== ============= ============= ============== =============

         (1) These amounts represent the balances outstanding under the revolving credit facility and the notes. These repayments assume that we will not draw down additional funds
         (2) Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.
         (3) Office lease obligations. The lease for office space for Abraxas expires in 2009

     OTHER OBLIGATIONS. We make and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil and natural gas. In the past, we have funded our 9perations and capital expenditures primarily through cash flow from operations, sales of properties, sales of production payments and borrowings under our bank credit facilities and other sources. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion.

Long-Term Indebtedness.

                                                                              March 31,       December 31,
                                                                                2006               2005
                                                                           ----------------  -----------------
                                                                                     (In thousands)
Floating rate senior secured notes due 2009............................      $    125,000       $   125,000



Senior secured revolving credit facility...............................             4,798             4,527
                                                                           ----------------  -----------------
                                                                                  129,798           129,527
Less current maturities ...............................................                 -                 -
                                                                           ----------------  -----------------
                                                                              $    129,798      $   129,527
                                                                           ================  =================

     Floating Rate Senior Secured Notes due 2009. In connection with the October 2004 financial restructuring, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. The notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004 at a per annum floating rate of six-month LIBOR plus 7.50%. The current interest rate is 12.08% per annum. The interest rate is reset semi-annually on each June 1 and December 1. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

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

                              Year                                Percentage
           -------------------------------------------------------------------
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

     Outstanding amounts under the revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.00%. The current interest rate is 8.75% per annum. Subject to earlier termination rights and events of default, the stated maturity date under the revolving credit facility is October 28, 2008.

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

     So long as no such event of default exists, the collateral agent will not collect payments under the new credit facility documents or the indenture governing the notes and other note documents (collectively, the "Secured Documents"), and all payments will be made directly to the respective creditor under the applicable Secured Document. Upon notice of an event of default and for so long as an event of default exists, payments to each credit facility lender and holder of the notes from us and our current subsidiaries and proceeds from any disposition of any collateral, will, subject to limited exceptions, be collected by the collateral agent for deposit into a collateral account and then distributed as provided in the following paragraph.

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

NET OPERATING LOSS CARRYFORWARDS.

    At December 31, 2005, we had $190.0 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2025 if not utilized.

     Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have established a valuation allowance of $67.0 million for deferred tax assets at March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

     As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the quarter ended March 31, 2006, a 10% decline in crude oil and natural gas prices would have reduced our operating revenue, cash flow and net income by approximately $1.3 million for the quarter.

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

INTEREST RATE RISK

    At March 31, 2006 we had $125.0 million in outstanding indebtedness under the floating rate senior secured notes due 2009. The notes bear interest at a per annum rate of six-month LIBOR plus 7.5%. The rate is redetermined on June 1 and December 1 of each year, beginning June 1, 2005. The current rate on the notes is 12.08%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.3 million on an annual basis. At March 31, 2006, we had $4.8 million of outstanding indebtedness under our revolving credit facility. Interest on this facility accrues at the prime rate announced by Wells Fargo Bank plus 1.00%. For every percentage point increase in the announced prime rate, our interest expense would increase by approximately $48,000 on an annual basis.

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

                          ABRAXAS PETROLEUM CORPORATION

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.

     There have been no changes in legal proceedings from that described in the Company's Annual Report of Form 10-K for the year ended December 31, 2005, and in Note 7 in the Notes to Condensed Consolidated Financial Statements contained in Part I of this report on Form 10-Q.

Item 1A.   Risk Factors.

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Abraxas. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

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




    Date: May  10, 2006    By: /s/Robert L.G. Watson
         --------------        -------------------------
                               ROBERT L.G. WATSON,
                               President and Chief
                               Executive Officer


    Date:  May 10, 2006    By: /s/Chris E. Williford
         --------------        -------------------------
                               CHRIS E. WILLIFORD,
                               Executive Vice President and
                               Principal Accounting Officer