Form 10-Q
period 2006-06-30
ABRAXAS PETROLEUM CORP
filed 2006-08-09
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2006

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No __

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer [ ]  Accelerated Filer [X]   Non-Accelerated Filer [ ]


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]



         The number of shares of the issuer's common stock outstanding as of August 7, 2006 was:

              Class                                    Shares Outstanding
              -----                                    ------------------
     Common Stock, $.01 Par Value                          42,638,577

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


         In addition to these factors, important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005 which are incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

                          ABRAXAS PETROLEUM CORPORATION
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -      Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheets -
                           June 30, 2006 and December 31, 2005..................................4
                  Condensed Consolidated Statements of Operations -
                           Three and Six Months Ended June 30, 2006 and 2005....................6
                  Condensed Consolidated Statements of Cash Flows -
                           Six Months Ended June 30, 2006 and 2005..............................7
                  Notes to Condensed Consolidated Financial Statements..........................8

ITEM 2 -      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations...............................................13

ITEM 3 -      Quantitative and Qualitative Disclosure about Market Risks.......................26

ITEM 4 -      Controls and Procedures..........................................................26

                                     PART II
                                OTHER INFORMATION

ITEM 1  - Legal Proceedings....................................................................27
ITEM 1a - Risk Factors ........................................................................27
ITEM 2  - Unregistered Sales of Equity Securities and Use of Proceeds..........................27
ITEM 3  - Defaults Upon Senior Securities......................................................27
ITEM 4  - Submission of Matters to a Vote of Security Holders..................................27
ITEM 5  - Other Information....................................................................28
ITEM 6  - Exhibits.............................................................................28
              Signatures.......................................................................29

                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                       June 30,
                                                                         2006              December 31,
                                                                     (Unaudited)               2005
                                                                 -------------------    -------------------
Assets:
Current assets:
   Cash ........................................................  $            52        $              42
   Accounts receivable, net
          Joint owners..........................................              692                     540
          Oil and gas production................................            6,700                   7,957
          Other.................................................               40                     100
                                                                  -------------------    -------------------
                                                                            7,432                   8,597
  Other current assets..........................................            1,868                   1,638
                                                                  -------------------    -------------------
       Total current assets.....................................            9,352                  10,277

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved....................................................          351,816                 333,373
   Other property and equipment.................................            3,395                   3,289
                                                                  -------------------    -------------------
           Total................................................          355,211                 336,662
      Less accumulated depreciation, depletion, and
        amortization............................................          238,550                 231,414
                                                                  -------------------    -------------------
      Total property and equipment - net........................          116,661                 105,248

Deferred financing fees, net ...................................            5,242                   6,037
Other assets  ..................................................              304                     304
                                                                  -------------------    -------------------
  Total assets..................................................  $       131,559        $        121,866
                                                                  ===================    ===================




      See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                                       June 30,
                                                                         2006                December 31,
                                                                      (Unaudited)                2005
                                                                  --------------------    --------------------
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable..............................................  $           9,791       $           9,814
  Oil and gas production payable................................              2,555                   3,481
  Accrued interest..............................................              1,426                   1,368
  Other accrued expenses........................................              1,059                     494
                                                                  --------------------    --------------------
    Total current liabilities...................................             14,831                  15,157

Long-term debt..................................................            136,633                 129,527

Future site restoration.........................................                953                     883
                                                                  --------------------    --------------------
         Total liabilities......................................            152,417                 145,567

Stockholders' deficit:
  Common Stock, par value $.01 per share-
  Authorized 200,000,000 shares; issued, 42,631,577 and
   42,063,167 ..................................................                427                     421
   Additional paid-in capital...................................            163,599                 162,795
  Accumulated deficit...........................................           (185,987)               (188,193)
  Treasury stock, at cost, 35,562 and 56,477 shares ............               (285)                   (408)
  Accumulated other comprehensive income........................              1,388                   1,684
                                                                  --------------------    --------------------
      Total stockholders' deficit...............................            (20,858)                (23,701)
                                                                  --------------------    --------------------
Total liabilities and stockholders' deficit.....................  $         131,559       $         121,866
                                                                  ====================    ====================





      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                      ------------------------------------- ---------------------------------------
                                                             2006              2005 (1)            2006               2005 (1)
                                                      ------------------  ----------------- ------------------  -------------------
Revenue:
   Oil and gas production revenues ...................   $      12,869       $       9,336     $     25,795        $     16,861
   Rig revenues ......................................             429                 283              805                 579
   Other  ............................................               6                   8                9                   9
                                                      ------------------  ----------------- ------------------  -------------------
                                                                13,304               9,627           26,609              17,449
Operating costs and expenses:
   Lease operating and production taxes ..............           2,716               2,522            5,538               4,800
   Depreciation, depletion, and amortization .........           3,737               1,817            7,136               3,515
   Rig operations ....................................             219                 166              430                 384
   General and administrative (including stock based
     compensation of $ 199, $16, $370, and $41).......           1,136               1,114            2,422               2,085
                                                      ------------------  ----------------- ------------------  -------------------
                                                                 7,808               5,619           15,526              10,784
                                                      ------------------  ----------------- ------------------  -------------------
Operating income .....................................           5,496               4,008           11,083               6,665

Other (income) expense:
   Interest income ...................................               -                   -               (1)                 (1)
   Interest expense ..................................           4,115               3,407            8,086               6,541
   Amortization of deferred financing fee ............             398                 403              795                 854
   Other..............................................               -                 235                -                 244
                                                      ------------------  ----------------- ------------------  -------------------
                                                                  4,513               4,045            8,880               7,638
                                                      ------------------  ----------------- ------------------  -------------------
Earnings (loss) from continuing operations ........                983                 (37)           2,203                (973)

Net income from discontinued operations (net of
   $6,060 income tax expense in 2005)..............                  -                 (27)               -              12,894
                                                      ------------------  ----------------- ------------------  -------------------
Net earnings (loss)................................      $         983       $         (64)    $      2,203        $     11,921
                                                      ==================  ================= ==================  ===================

Basic earnings (loss) per common share:
   Net earnings (loss) per common from continuing
     operations....................................      $        0.02       $        -        $       0.05       $       (0.03)
   Discontinued operations.........................                  -                -                   -                0.35
                                                      ------------------  ----------------- ------------------  -------------------
Net earnings (loss) per common share - basic.......      $        0.02       $        -        $       0.05       $        0.32
                                                      ==================  ================= ==================  ===================

Diluted earnings (loss) per common share:
   Net earnings (loss) per common from continuing
     operations....................................      $        0.02       $        -        $       0.05       $       (0.03)
   Discontinued operations.........................                  -                -                   -                0.35
                                                      ------------------  ----------------- ------------------  -------------------
Net earnings (loss) per common share - diluted.....      $        0.02       $        -                0.05       $        0.32
                                                      ==================  ================= ==================  ===================

1. Reflects retrospective adoption of SFAS 123R

      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                  -----------------------------------------
                                                                                           2006                  2005
                                                                                  ----------------------  -----------------
Operating Activities
Net earnings ..................................................................      $          2,203     $         11,921
Income from discontinued operations............................................                     --              12,894
                                                                                  ----------------------  -----------------
Loss from continuing operations................................................                 2,203                (973)
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation, depletion, and amortization......................................                 7,136               3,515
Amortization of deferred financing fees........................................                   795                 854
Accretion of future sit restoration............................................                    49                  45
Stock-based compensation.......................................................                   370                  41
Changes in operating assets and liabilities:
   Accounts receivable.........................................................                 1,165               1,209
   Other ......................................................................                  (526)              2,001
   Accounts payable and accrued expenses.......................................                  (305)                154
                                                                                  ----------------------  -----------------
Net cash provided by continuing operations.....................................                10,887               6,846
Net cash used by discontinued operations.......................................                     -              (4,132)
                                                                                  ----------------------  -----------------
Net cash provided by operations................................................                10,887               2,714

Investing Activities
Capital expenditures, including purchases and development of properties........               (18,549)            (17,440)
Unrealized gain on investment..................................................                     -                 966
                                                                                  ----------------------  -----------------
Net cash used in continuing operations.........................................               (18,549)            (16,474)
Net cash provided by discontinued operations...................................                     -              25,719
                                                                                  ----------------------  -----------------
Net cash provided by (used in) investing activities............................               (18,549)              9,245

Financing Activities
Proceeds from long-term borrowings.............................................                12,906              11,823
Payments on long-term borrowings...............................................                (5,800)             (1,971)
Issuance of stock for compensation.............................................                   116                 102
Deferred financing fees........................................................                     -                 (48)
Exercise of stock options......................................................                   450                 258
                                                                                  ----------------------  -----------------
Net cash provided by continuing operations.....................................                 7,672              10,164
Net cash used in discontinued operations.......................................                     -             (23,407)
                                                                                  ----------------------  -----------------
Net cash (used in) provided by financing activities............................                 7,672             (13,243)
                                                                                  ----------------------  -----------------
Increase (decrease) in cash....................................................                    10              (1,284)
Cash, at beginning of period...................................................                    42               1,284
                                                                                  ----------------------  -----------------
Cash, at end of period.........................................................   $                52       $           -
                                                                                  ======================  =================

Supplemental disclosure of cash flow information:
Interest paid..................................................................   $             7,977       $       7,290
                                                                                  ======================  =================
Non-cash items:
Future site restoration........................................................   $                20       $          19
                                                                                  ======================  =================

      See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands, except per share data)

Note 1. Basis of Presentation

    The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2005. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full year.

    The consolidated financial statements include the accounts of the Company and its then wholly-owned foreign subsidiary, Grey Wolf Exploration Inc. ("Grey Wolf") for the 2005 period. On February 28, 2005 Grey Wolf closed an initial public offering, resulting in our substantial divestiture of our capital stock and operations in Grey Wolf. As a result of the disposal of Grey Wolf, the results of operations of Grey Wolf through February 28, 2005 are reflected in our Financial Statements as discontinued operations.

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

     The Company adopted SFAS 123R in the fourth quarter of 2005 using the "modified retrospective method." Under the "modified retrospective" method entities are permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with this standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, "Accounting for Stock-Based Compensation". Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.


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

     The following table summarizes the stock option activities for the six months ended June 30, 2006 (in thousands except per share data):


                                                             Weighted            Weighted
                                                              Average             Average
                                                               Option              Grant
                                                              Exercise            Date Fair        Aggregate
                                                              Price Per           Value Per        Intrinsic
                                             Shares             Share               Share            Value
                                         ----------------    --------------     --------------   --------------
Outstanding December 31, 2005.......            3,016        $     1.75         $      1.27      $     3,837

Granted.............................              188        $     5.32         $      3.82              718

Exercised...........................             (568)       $     0.79         $      0.45             (255)

Expired or canceled.................               (1)       $     6.05         $      4.35               (4)
                                         ----------------                                        --------------

Outstanding June 30, 2006...........            2,635        $     2.21         $      1.64      $    4,296
                                         ================                                        ==============

     The following table shows the weighted average assumptions used in the Black Scholes valuation of the fair value of option grants during 2006.

Expected dividend yield......................................             0%

Volatility...................................................           .884

Risk free interest rate......................................          4.81%

Expected life................................................           5.09

Fair value of options granted (in thousands).................     $      718

Weighted average grant date fair value of options granted....     $     3.82

     Additional information related to options at June 30, 2006 and December 31, 2005 is as follows:

                                      June 30,               December 31,
                                        2006                     2005
                                  ----------------------    --------------------
Options exercisable....                1,808,088                 2,224,998
                                  ======================    ====================

     As of June 30, 2006 there is approximately $2.4 million of unamortized compensation expense related to outstanding options that will be recognized through the period ended June 30, 2010.


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

     Income from discontinued operations for the period ended June 30, 2005 includes a gain on the disposal of Grey Wolf of $21.8 million, less non-cash income tax of $6.1 million, and a loss from operations, including debt retirement costs, of $2.8 million.

Note 3. Income Taxes

     The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     For the period ended June 30, 2006, there is no current or deferred income tax expense or benefit due to losses and/or loss carryforwards and a valuation allowance which has been recorded against such benefits.

Note 4. Long-Term Debt

         Long-term debt consisted of the following:

                                                                              June 30,        December 31,
                                                                           -----------------------------------
                                                                                2006               2005
                                                                           ----------------  -----------------
Floating rate senior secured notes due 2009............................      $    125,000       $   125,000
Senior secured revolving credit facility...............................            11,633             4,527
                                                                           ----------------  -----------------
                                                                                  136,633           129,527
Less current maturities ...............................................                 -                 -
                                                                           ----------------  -----------------
                                                                              $    136,633      $   129,527
                                                                           ================  =================

     Floating Rate Senior Secured Notes due 2009. In connection with the October 2004 financial restructuring, Abraxas issued $125 million in aggregate principal amount of floating rate senior secured notes due 2009. The notes will mature on December 1, 2009. Interest is payable at a per annum floating rate of six-month LIBOR plus 7.50%. The interest rate was 12.82% per annum as of June 30, 2006. The interest rate is reset semi-annually on each June 1 and December 1. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

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

     Outstanding amounts under the revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.00%. The interest rate was 9.25% per annum as of June 30, 2006.

     Subject to earlier termination rights and events of default, the stated maturity date under the revolving credit facility is October 28, 2008.

Note 5. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended June 30,         Six Months Ended June 30,
                                                     -------------------------------    -------------------------------
                                                         2006              2005             2006              2005
                                                     -------------     -------------    --------------    -------------
Numerator:
  Net income (loss) before effect of
     discontinued operations....................  $           983    $         (37)    $       2,203     $       (973)
  Discontinued operations.......................               -               (27)               -            12,894
                                                      -------------     -------------    --------------    -------------
Net earnings (loss) available to common
     stockholders...............................  $           983     $        (64)    $       2,203     $     11,921
                                                      =============     =============    ==============    =============
Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares.....................       42,568,822        37,821,152       42,523,816        37,215,732

  Effect of dilutive securities:
    Stock options and warrants                          1,504,071                 -        1,595,248                 -
                                                     -------------     -------------    --------------    -------------

  Dilutive potential common shares Denominator for
    diluted earnings per share -
    adjusted weighted-average shares and assumed
    Conversions.................................       44,072,893        37,821,152       44,119,064        37,215,732

  Basic earnings (loss) per share:
    Net income (loss) from continuing
     operations ................................  $          0.02     $           -    $        0.05     $       (0.03)
    Discontinued operations.....................               -                  -                -              0.35
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic....  $          0.02     $           -    $        0.05     $        0.32
                                                     =============     =============    ==============    =============




  Diluted earnings (loss) per share:
    Net income (loss) from continuing
     operations ................................  $          0.02     $           -    $        0.05     $       (0.03)
    Discontinued operations.....................               -                  -                -              0.35
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic....  $          0.02     $           -    $        0.05     $        0.32
                                                     =============     =============    ==============    =============

     For the three months ended June 30, 2005 and the six months ended June 30, 2005, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses from continuing operations incurred in the periods. Had there not been losses from continuing operations in these periods, dilutive shares would have been 1,613,758 shares for the three months ended June 30, 2005 and 1,579,067 shares for the six months ended June 30, 2005.

Note 6. Hedging Program and Derivatives

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. As of June 30, 2006, the derivatives that the Company had in place were not designated as hedges and, accordingly, changes in the fair value of the derivatives are recorded in current period oil and gas revenue.

     Under the terms of our revolving credit facility, we are required to maintain hedging positions on not less than 25% nor more than 75% of our projected natural gas and crude oil production for a rolling six month period.

     The following table sets forth the Company's current hedge position:

           Time Period                         Notional Quantities                      Price
---------------------------------- -------------------------------------------- ----------------------
September 2006                     10,000 MMbtu of production per day           Floor of $5.00
October 2006                       10,000 MMbtu of production per day           Floor of $5.00
November 2006                      10,000 MMbtu of production per day           Floor of $6.00
December 2006                      10,000 MMbtu of production per day           Floor of $5.50
January 2007                       10,000 MMbtu of production per day           Floor of $5.50
February 2007                      10,000 MMbtu of production per day           Floor of $5.50

Note 7. Contingencies - Litigation

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2006, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

Note 8. 2005 Employee  Long-Term Equity Incentive Plan.

     General.  On  September  13, 2005,  subject to  stockholder  approval,  the
Abraxas Board of Directors adopted the Abraxas Petroleum Corporation 2005 Employee Long-Term Equity Incentive Plan (the "2005 Employee Plan"). The 2005 Employee Plan was approved by the stockholders at the Company's annual meeting on May 25, 2006.

     Purpose. The purpose of the 2005 Employee Plan is to employ and retain qualified and competent personnel and promote the growth and success of Abraxas by aligning the long-term interests of Abraxas' key employees with those of Abraxas' stockholders by providing an opportunity to acquire an interest in Abraxas and by providing both rewards for exceptional performance and long-term incentives for future contributions to the success of Abraxas.

     Administration and Eligibility. The 2005 Employee Plan will be administered by the Compensation Committee of the Board of Directors and authorizes the Board to grant non-qualified stock options, incentive stock options or issue restricted stock to those persons who are employees of Abraxas.

     Shares Reserved and Awards. The 2005 Employee Plan reserves 1,200,000 shares of Abraxas common stock, subject to adjustment following certain events, as discussed below. The maximum annual award for any one employee is 200,000 shares of Abraxas common stock. If options, as opposed to restricted stock, are awarded, the exercise share price shall be no less than 100% of the fair market value on the date of the award, unless the employee is awarded incentive stock options and at the time of the award, owns more than 10% of the voting power of all classes of stock of Abraxas. Under this circumstance, the exercise share price shall be no less than 110% of the fair market value on the date of the award. Option terms and vesting schedules are at the discretion of the Compensation Committee.

Note 9. Recent Accounting Pronouncements.

     In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 requires an entity to evaluate its tax positions following a two-step process. The first step requires an entity to determine whether it is more-likely-than-not that a tax position will be sustained based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more-likely-than-not criterion. Each recognized tax position should be measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of initially applying FIN 48 is required to be recognized as a cumulative effect adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently unable to determine the impact of applying this guidance if any.

                          ABRAXAS PETROLEUM CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Prior to February 2005, Grey Wolf Exploration Inc. was a wholly-owned Canadian subsidiary of Abraxas. In February 2005, Grey Wolf, closed an initial public offering resulting in the divestiture of a substantial amount of our capital stock in Grey Wolf. As a result of the Grey Wolf IPO and the significant divestiture of our interest in Grey Wolf, the results of operations of Grey Wolf are reflected in our Financial Statements and in this document as "Discontinued Operations" and our remaining operations are referred to in our Financial Statements and in this document as "Continuing Operations" or "Continued Operations". Unless otherwise noted, all disclosures are for continuing operations.

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

     Commodity Prices and Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. Beginning in March 2002, commodity prices began to increase and continued higher through December 2005. Crude oil prices have continued to remain strong during the first six months of 2006 compared to historical levels, however natural gas prices have weakened significantly from levels during the latter part of 2005 and first quarter of 2006. If natural gas prices continue to weaken, our cash flow from operations will be adversely affected.

     The table below illustrates how natural gas prices have fluctuated over the eight quarters prior to and including the quarter ended June 30, 2006 and contains the average of the last three days of NYMEX traded contracts price for each contract month in the quarter and the prices we realized during each quarter presented, including the impact of our hedging activities.

                  Natural Gas Prices by Quarter (in $ per Mcf)
                                  Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
             Sept. 30,      Dec. 31,        Mar. 31,      June 30,      Sept. 30,      Dec. 31,      Mar. 31,      June 30,
               2004           2004           2005           2005           2005          2005          2006          2006
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index         $ 5.85          $ 6.77        $ 6.30         $ 6.80        $ 8.21        $ 12.85       $ 9.18        $ 6.89
Realized      $ 5.24          $ 6.14        $ 5.26         $ 6.33        $ 8.15        $  9.12       $ 6.52        $ 5.78

      The NYMEX natural gas price on August 7, 2006 was $6.91 per Mcf.

     The table below illustrates how crude oil prices have fluctuated over the eight quarters prior to and including the quarter ended June 30, 2006 and contains the average of the last three days of NYMEX traded contracts price for each contract month in the quarter presented and the prices we realized during each quarter presented, including the impact of our hedging activities.

                   Crude Oil Prices by Quarter (in $ per Bbl)
                                  Quarter Ended
             ----------------------------------------------------------------------------------------------------------------
             Sept. 30,      Dec. 31,        Mar. 31,      June 30,      Sept. 30,      Dec. 31,      Mar. 31,      June 30,
               2004           2004           2005           2005           2005          2005          2006          2006
             ----------     ----------    -----------    ----------     ----------    ----------    ----------    -----------
Index        $ 42.32        $ 49.46        $ 47.33        $ 51.76        $ 60.26       $ 61.51       $ 61.53       $ 67.38
Realized     $ 42.43        $ 46.81        $ 47.13        $ 49.43        $ 60.24       $ 57.18       $ 59.57       $ 66.09


     The NYMEX crude oil price on August 7, 2006 was $76.98 per Bbl.

     We seek to reduce our exposure to price volatility by hedging a portion of our production through price floors.

     Under the terms of our revolving credit facility, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production, on an equivalent basis, for a rolling six-month period. We currently have the following hedges in place:

           Time Period                         Notional Quantities                      Price
---------------------------------- -------------------------------------------- ----------------------
September 2006                     10,000 MMbtu of production per day           Floor of $5.00
October 2006                       10,000 MMbtu of production per day           Floor of $5.00
November 2006                      10,000 MMbtu of production per day           Floor of $6.00
December 2006                      10,000 MMbtu of production per day           Floor of $5.50
January 2007                       10,000 MMbtu of production per day           Floor of $5.50
February 2007                      10,000 MMbtu of production per day           Floor of $5.50

     At June 30, 2006, the aggregate fair market value of our hedges was approximately $439,000.

     Production Volumes. Because our proved reserves will decline as natural gas and crude oil are produced, unless we acquire additional properties containing proved reserves or conduct successful exploitation, exploration or development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploration, exploitation and development projects.

     We had capital expenditures of $18.4 million in the first six months of 2006. As a result of the capital spending limitations included in our previous credit agreement and our 11 1/2 notes due 2007 which were eliminated in connection with our October 2004 refinancing, we were limited for most of 2004 in our ability to replace existing production and, consequently, our production volumes decreased during 2004 and continued to decrease in the first quarter of 2005. Beginning in the second quarter of 2005, our production volumes began to increase and have continued to increase through the first six months of 2006. If crude oil and natural gas prices return to depressed levels or if our production levels decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected.

     Availability of Capital. As described more fully under "Liquidity and Capital Resources" below, our sources of capital going forward will primarily be cash from operating activities, funding under our revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. We currently have approximately $2.8 million of availability under our revolving credit facility.

     Exploitation, Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and large inventory of drilling projects position us for future growth. Our properties are concentrated  in locations  that  facilitate  substantial  economies of scale in drilling and production operations and more efficient reservoir management practices. At year end December 31, 2005 we operated 95% of the properties accounting for approximately 94% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. In addition, we had 53 proved undeveloped locations and have identified over 184 drilling and recompletion opportunities on our existing acreage, the successful development of which we believe could significantly increase our daily production and proved reserves. During the first six months of 2006, we made capital expenditures of approximately $18.4 million for wells in south Texas, west Texas and Wyoming. We are currently completing and/or testing Woodford, Atoka, Wolfcamp and Devonian wells in west Texas and continue to recomplete various wells in south Texas. On four wells drilled in Wyoming in late 2005, testing has been completed this year and all four wells have gone on production at a combined initial rate of 80-100 barrels per day. We successfully completed one vertical well in south Texas subsequent to June 30, 2006.

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

     Borrowings and Interest. At August 1, 2006, we had indebtedness of approximately $125.0 million under the notes and $12.2 million under the revolving credit facility and availability of $2.8 million. Unlike the 11 1/2% secured notes due 2007 (which were redeemed in October 2004), interest on the notes is payable in cash.

     Outlook for 2006. As a result of final 2005 financial results and current market conditions, our operating and financial guidance for 2006 is as follows:

          Production:
             BCFE (approximately 80% gas).......................       7.5 - 8.5
          Exit Rate (Mmcfe/d)...................................       22 - 24
          Price Differentials (Pre Hedge):
             Gas (% Mcf)........................................       15%
             Oil ($/Bbl)........................................       2.00
          Production taxes (% of Revenue).......................       10%
          Direct Lease Operating Expenses ($/ Mcfe).............       1.10
          G&A ($/ Mcfe).........................................       0.55
          Interest ($/Mcfe).....................................       2.00
          DD&A ($/Mcfe).........................................       1.80
          Capital Expenditures ($ Millions).....................       40.0 (1)
          (1) Our  capital  expenditures  are  subject to adequate
          cash flow from  operations  and  availability  under our
          revolving credit facility. For more information,  please
          see    "Liquidity    Capital    Resources    -   Capital
          Expenditures" below.

Results of Operations

     The following table sets forth certain of our operating data for the periods presented.

                                                           Three Months Ended                      Six Months Ended
                                                                  June 30,                             June 30,
                                                    ----------------------------------    ------------------------------------
                                                           2006               2005               2006                2005
                                                    ----------------------------------    ------------------------------------
Operating Revenue (1):
Crude Oil Sales...................................  $       3,359      $       2,407      $         6,142      $         4,844
Natural Gas Sales ................................          9,510              6,929               19,653               12,017
Rig Operations....................................            429                283                  805                  579
Other.............................................              6                  8                    9                    9
                                                       -----------        ------------       -------------        ------------
                                                    $      13,304      $       9,627      $        26,609      $        17,449
                                                       ===========        ============       =============        ============

Operating Income in thousands.....................  $       5,496      $       4,008      $        11,083      $         6,665
Crude Oil Production (MBbls)......................             51                 49                   98                  100
Natural Gas Production (MMcfs)....................          1,645              1,094                3,201                2,061
Average Crude Oil Sales Price ($/Bbl).............  $       66.09      $       49.43      $         62.97      $         48.25
Average Natural Gas Sales Price ($/Mcf)...........  $        5.78      $        6.33      $          6.14      $          5.83


(1) Revenue and average sales prices are net of hedging activities.

Comparison  of Three  Months  Ended June 30, 2006 to Three Months Ended June 30,
2005

     Operating Revenue. During the three months ended June 30, 2006, operating revenue from natural gas and crude oil sales increased to $12.9 million compared to $9.3 million in the three months ended June 30, 2005 The increase in revenue was primarily due to higher production volumes as well as increased crude oil prices realized during the period. Increased production volumes contributed $3.4 million to revenue while increased crude oil prices contributed $0.2 million for the quarter ended June 30, 2006. The increase in revenue realized from the price received for crude oil during the quarter ended June 30, 2006 was partially offset by the decline in the natural gas price from the price realized for the quarter ended June 30, 2005.

     Average sales prices, net of hedging cost, for the quarter ended June 30, 2006 were:

         o  $ 66.09 per Bbl of crude oil, and
         o  $ 5.78 per Mcf of natural gas

 Average sales prices, net of hedging cost, for the quarter ended June 30, 2005 were:

         o  $ 49.43 per Bbl of crude oil, and
         o  $ 6.33 per Mcf of natural gas

Crude oil production volumes increased from 48.7 MBbls during the quarter ended June 30, 2005 to 50.8 MBbls for the same period of 2006. The increase in crude oil production volumes was primarily due to production from new wells in Wyoming which was partially offset by natural field declines. Natural gas production volumes increased from 1,094 MMcf for the three months ended June 30, 2005 to 1,645 MMcf for the same period of 2006. The increase in natural gas production was primarily due to new production brought on line since the second quarter of 2005. New production contributed 629.7 MMcf during the second quarter of 2006. The increase in production attributable to new wells was partially offset by natural field declines. A single well in west Texas contributed 574.0 MMcf of the new production for the quarter.

     Lease Operating Expenses ("LOE"). LOE for the three months ended June 30, 2006 increased to $2.7 million from $2.5 million for the same period in 2005. The increase in LOE was primarily due to higher production taxes associated with increased production volumes and higher crude oil prices for the quarter ended June 30, 2006 as compared to the same period of 2005 as well as a general increase in the cost of field services and the amount of services required by us as we increased our drilling activity during 2006 as compared to 2005. LOE on a per Mcfe basis for the three months ended June 30, 2006 was $1.39 per Mcfe compared to $1.82 for the same period of 2005. The decline in the per Mcfe amount was due to higher production volumes during the second quarter of 2006 as compared to the same period of 2005.

     General and Administrative Expenses ("G&A"). G&A expenses excluding stock-based compensation decreased slightly to $938,000 for the quarter ended June 30, 2006 from $1.1 million for the same period of 2005. G&A expense on a per Mcfe basis was $0.48 for the second quarter of 2006 compared to $0.79 for the same period of 2005. G&A expense for the second quarter of 2005 included performance bonuses for the year ended December 31, 2004, which were paid during the second quarter of 2005. Performance bonuses for the year ended December 31, 2005 were accrued at year end and accordingly not reflected in G&A expense for the second quarter of 2006 when they were paid. The per Mcfe decrease was attributable to lower G&A expense as well as higher production volumes during the second quarter of 2006 as compared to the same period of 2005.

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

     The Company adopted SFAS 123R in the fourth quarter of 2005 using the "modified retrospective method." Under the "modified retrospective" method, entities are permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with this standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, "Accounting for Stock-Based Compensation". Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.

     As a result of the retrospective adoption of SFAS 123R, the expenses previously recognized under the rules of variable accounting were reversed and a compensation expense measured according to SFAS 123R was recorded. As a result, we recognized stock-based compensation expense of $199,000 during the second quarter of 2006 as a result of the adoption of this accounting change compared to $16,000 in 2005, as adjusted. Stock-based compensation expense is included as a component of G&A expense in the accompanying financial statements. The increase in stock-based compensation expense for the three months ended June 30, 2006 over the same period of 2005 was due to new options granted during the latter part of 2005 and the first six months of 2006 and the increase in the calculated fair value of these grants due to higher option prices as a result of the increase in the price of our Common stock over previous options.

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

     Depreciation, Depletion and Amortization Expenses ("DD&A"). DD&A expense increased to $3.7 million for the three months ended June 30, 2006 as compared to $1.8 million for the three months ended June 30, 2005. The increase in DD&A was primarily due to increased production volumes in the second quarter of 2006 as compared to the same period of 2005 as well as an increase in projected future development cost in 2006 as compared to 2005. Our DD&A on a per Mcfe basis for the three months ended June 30, 2006 was $1.92 per Mcfe compared to $1.31 per Mcfe in 2005.

     Interest Expense. Interest expense increased to $4.1 million for the second quarter of 2006 compared to $3.4 million for the same period of 2005. The increase in interest expense was due to an increase in our interest rate on our floating rate senior secured notes and our senior revolving credit facility as well as an increase in the amount borrowed under our revolving credit facility.

     Income taxes. There is no current or deferred income tax expense or benefit due to losses or loss carryforwards and valuation allowance which has been recorded against such benefits.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

     Operating Revenue. During the six months ended June 30, 2006, operating revenue from natural gas, natural gas liquid and crude oil sales increased to $25.8 million compared to $16.9 million in the six months ended June 30, 2005. The increase in revenue was primarily due to higher natural gas production volumes for the six months ended June 30, 2006 compared to the same period of 2005 as well as an increase in realized commodity prices received in 2006 as compared to 2005. Increased production volumes contributed $6.8 million to natural gas and crude oil production revenues while increased commodity prices contributed $2.1 million.

    Average sales prices, net of hedging cost, for the six months ended June 30, 2006 were:

          o     $ 62.97 per Bbl of crude oil, and
          o     $   6.14 per Mcf of natural gas

 Average sales prices net, of hedging cost, for the six months ended June 30, 2005 were:

          o     $48.25 per Bbl of crude oil, and
          o     $  5.83 per Mcf of natural gas

Crude oil production volumes decreased from 100.4 MBbls during the six months ended June 30, 2005 to 97.5 MBbls for the same period of 2006. The decrease in crude oil production volumes was primarily due to natural field declines. Natural gas production volumes increased to 3,201 MMcf for the six months ended June 30, 2006 from 2,061 MMcf for the same period of 2005. The increase in natural gas production was primarily due to new production brought on line since the second quarter of 2005. New production contributed 1,320.8 MMcf during the first six months of 2006. The increase in production attributable to new wells was partially offset by natural field declines. A single well in west Texas contributed 1,088.7 of the new production for the six months ended June 30, 2006.

     Lease Operating Expenses. LOE for the six months ended June 30, 2006 increased to $5.5 million from $4.8 million for the same period in 2005. The increase in LOE was primarily due to increased production taxes as a result of higher commodity prices as well as a general increase in the cost of field services and the amount of services required by us as we increased our drilling activity during 2006 as compared to 2005. LOE on a per Mcfe basis for the six months ended June 30, 2006 was $1.46 compared to $1.80 for the same period of 2005. The decrease in the per Mcfe cost was primarily due to increased production volumes for the six months ended June 30, 2006 as compared to the same period of 2005.

     General and Administrative Expenses. G&A expenses excluding stock-based compensation expense increased slightly from $2.0 million for the first six months of 2005 to $2.1 million for the same period of 2006. The increase in G&A expense was primarily due to increased cost relating to Sarbanes Oxley compliance. G&A expense on a per Mcfe basis was $0.54 for the first six months of 2006 compared to $0.77 for the same period of 2005. The per Mcfe decrease was attributable to increased production volumes during the six months ended June 30, 2006 as compared to the same period in 2005.

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

     The Company adopted SFAS 123R in the fourth quarter of 2005 using the "modified prospective method". Under the "modified retrospective" method, entities are permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with this standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, "Accounting for Stock-Based Compensation". Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.

     As a result of the retrospective adoption of SFAS 123R, the expenses previously recognized under the rules of variable accounting were reversed and a compensation expense measured according to SFAS 123R was recorded. As a result, we recognized stock-based compensation expense of $370,000 during the six months ended June 30, 2006 as a result of the adoption of this accounting change compared to $41,000 in 2005, as adjusted. Stock-based compensation expense is included as a component of G&A expense in the accompanying financial statements. The increase in stock-based compensation expense for the six months ended June 30, 2006 over the same period of 2005 was due to new options granted during the latter part of 2005 and the first six months of 2006 and the increase in the calculated fair value of these grants due to higher option prices as a result of the increase in the price of our Common stock over previous options.

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

     Depreciation, Depletion and Amortization Expenses. DD&A expense increased to $7.1 million for the six months ended June 30, 2006 from $3.5 million for the same period of 2005. The increase in DD&A was primarily due to increased production volumes in the first half of 2006 as compared to the same period of 2005 as well as an increase in projected future development cost in 2006 as compared to 2005. Our DD&A on a per Mcfe basis for the six months ended June 30, 2006 was $1.88 per Mcfe compared to $1.32 per Mcfe in 2005.

     Interest Expense. Interest expense increased to $8.1 million for the first six months of 2006 compared to $6.5 million for the same period of 2005. The increase in interest expense was due to an increase in our interest rate on our floating rate senior secured notes and our senior secured revolving credit facility as well as an increase in the amount borrowed under our revolving credit facility.

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

     Working Capital (Deficit). At June 30, 2006, we had current assets of $9.4 million and current liabilities of $14.8 million resulting in a working capital deficit of approximately $5.4 million. This compares to a working capital deficit of $4.9 million at December 31, 2005. Current liabilities at June 30, 2006 consisted of trade payables of $9.8 million, revenues due third parties of $2.6 million, accrued interest of $1.4 million and other accrued liabilities of $1.0 million.

     Capital expenditures. The table below sets forth the components of our capital expenditures on a historical basis for the six months ended June 30, 2006 and 2005.

                                                     Six Months Ended
                                                         June 30,
                                            ------------------------------------
                                               2006                  2005
                                            -------------       ----------------
Expenditure category (in thousands):
  Development............................ $      18,443       $         17,326
  Facilities and other...................           106                    114
                                            ---------------       --------------
      Total.............................. $      18,549       $         17,440
                                            ===============       ==============

     We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. The level of capital expenditures will vary during future periods depending on market conditions and other related economic factors.

     At the start of 2006, we anticipated making capital expenditures, primarily for the development of our current properties, of approximately $40.0 million which was based upon the anticipated amount of our cash flow from operations and availability under our revolving credit facility. As natural gas prices have decreased during the first six months of 2006, our cash flow from operations has not reached the levels that we had anticipated. If availability under our revolving credit facility and cash flow from operations do not prove to be sufficient to allow us to make all of our anticipated capital expenditures, we could fund our capital expenditures by selling producing properties if appropriate opportunities present themselves or we could issue additional shares of equity securities although we may not be able to complete equity financings on terms acceptable to us, if at all. Due to these uncertainties we may elect to spend less than the original budget of $40.0 million. Our ability to make all of our budgeted capital expenditures will also be subject to availability of drilling rigs and other field equipment and services. Our capital expenditures could also include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. Should the prices of natural gas continue to decline, crude oil prices begin to decline, if our costs of operations increase as a result of the scarcity of drilling rigs or if our production volumes decrease, our cash flow from operations will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset natural gas and crude oil production volume decreases caused by natural field declines and sales of producing properties, if any.


     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities relating to continuing operations are summarized in the following table:

                                                       Six Months Ended
                                                          June 30,
                                                -----------------------------
                                                     2006           2005
                                                -----------------------------
                                                     (dollars in thousands)
                                                -------------- --------------
Net cash provided by operating activities     $    10,887      $    6,846
Net cash used in investing activities             (18,549)        (16,474)
Net cash provided by financing activities           7,672          10,164
                                                --------------  -------------
Total                                         $        10      $     536
                                                ==============  =============

     Operating activities during the six months ended June 30, 2006 provided us $10.9 million of cash compared to providing $6.8 million in the same period in 2005. Net income plus non-cash expense items during 2006 and 2005 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities provided $7.6 million for the first six months of 2006 compared to providing $10.2 million for the same period of 2005. Most of the funds provided in 2006 and 2005 were net proceeds from our revolving line of credit and proceeds from the exercise of employee stock options. Investing activities used $18.5 million during the six months ended June 30, 2006 compared to using $16.5 million for the same period of 2005.

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

     Our cash flow from operations depends heavily on the prevailing prices of natural gas and crude oil and our production volumes of natural gas and crude oil. Although we have hedged a portion of our natural gas and crude oil production and will continue this practice as required pursuant to the revolving credit facility, future natural gas and crude oil price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Falling natural gas and crude oil prices could also negatively affect our ability to raise capital on terms favorable to us or at all.

     Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. Due to sales of properties in 2002 and 2003, the divestiture of Grey Wolf during the first quarter of 2005, and restrictions on capital expenditures under the terms of our 11 1/2% secured notes due 2007 (which were refinanced in October 2004), we now have significantly reduced reserves and production as compared with pre-2003 levels. In the future, if an appropriate opportunity presents itself, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploitation, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. The risk of not finding commercially productive reservoirs will be compounded by the fact that 52% of our total estimated proved reserves at December 31, 2005 were undeveloped. During the first six months of 2006, we expended approximately $18.4 million for wells in south Texas, west Texas and Wyoming. We are currently completing and/or testing Woodford, Atoka, Wolfcamp and Devonian wells in west Texas and continue to recomplete various wells in south Texas. We have successfully completed one vertical well in south Texas subsequent to the end of the second quarter. On four wells drilled in Wyoming in late 2005, testing has been completed this year and all four wells have gone on production at a combined initial rate of 80-100 barrels per day. In addition, approximately 29% of our production at June 30, 2006 was from a single well in west Texas. If production from this well decreases, the volume of our production would also decrease which, in turn, would likely cause our cash flow from operations to decrease.

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

Contractual Obligations

     We are committed to making cash payments in the future on the following types of agreements:

     o   Long-term debt
     o   Operating leases for office facilities

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of June 30, 2006:

                                                 Payments due in twelve month Periods ended:
 ----------------------------------------------------------------------------------------------------------
   Contractual Obligations (dollars                  June 30,      June 30,      June 30,
    in thousands)                      Total           2007       2008-2009      2010-2011     Thereafter
---------------------------------- --------------- ------------- ------------- -------------- -------------
Long-Term Debt (1)                 $   136,633     $        -    $   11,633    $  125,000     $        -
Interest on long-term debt (2)          57,263         17,101        33,485         6,677              -
Operating Leases (3)                       653            255           398             -              -
                                   --------------- ------------- ------------- -------------- -------------
    Total                          $   194,549     $   17,356    $   45,516    $  131,677     $        -
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


Long-Term Indebtedness

                                                                              June 30,        December 31,
                                                                           -----------------------------------
                                                                                2006               2005
                                                                           ----------------  -----------------
                                                                                     (In thousands)
Floating rate senior secured notes due 2009............................      $    125,000       $   125,000
Senior secured revolving credit facility...............................            11,633             4,527
                                                                           ----------------  -----------------
                                                                                  136,633           129,527
Less current maturities ...............................................                 -                 -
                                                                           ----------------  -----------------
                                                                              $    136,633      $   129,527
                                                                           ================  =================

     Floating Rate Senior Secured Notes due 2009. In connection with the October 2004 financial restructuring, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. The notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004 at a per annum floating rate of six-month LIBOR plus 7.50%. The current interest rate is 12.82% per annum. The interest rate is reset semi-annually on each June 1 and December 1. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

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

     The notes may be redeemed, at our election, as a whole or from time to time in part, at any time after April 28, 2007, upon not less than 30 nor more that 60 days' notice to each holder of notes to be redeemed, subject to the conditions and at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest and Liquidating Damages( as defined in the indenture) if any, to the applicable redemption date.

                     Year                                Percentage
 ------------------------------------------- ---------------------------------
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

         o  cause a restricted  subsidiary to issue or sell its' capital  stock;
            and

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

     Outstanding amounts under the revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.00%. The current interest rate is 9.25% per annum. Subject to earlier termination rights and events of default, the stated maturity date under the revolving credit facility is October 28, 2008.

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

    Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have established a valuation allowance of $67.0 million for deferred tax assets at June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
-------------------------------------------------------------------
Commodity Price Risk

     As an independent natural gas and crude oil producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of natural gas and crude oil. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of natural gas and crude oil that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for natural gas and crude oil production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the six months ended June 30, 2006, a 10% decline in natural gas, natural gas liquids and crude oil prices would have reduced our operating revenue, cash flow and net income by approximately $2.6 million for the period.

Hedging Sensitivity

     On  January 1,  2001,  we adopted  SFAS 133 as amended by SFAS 137 and SFAS
138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. None of the derivatives in place as of June 30, 2006 are designated as hedges. Accordingly, the change in the market value of the instrument is reflected in current oil and gas revenue.

     Under the terms of the revolving credit facility, we are required to maintain hedging positions on not less than 25% nor more than 75% of our natural gas and crude oil production for a rolling six month period.

     See "General - Commodity Prices and Hedging Activities" for a summary of our current hedge positions.

Interest Rate Risk

     At June 30, 2006 we had $125.0 million in outstanding indebtedness under the floating rate senior secured notes due 2009. The notes bear interest at a per annum rate of six-month LIBOR plus 7.5%. The rate is redetermined on June 1 and December 1 of each year, beginning June 1, 2005. The current rate on the notes is 12.82%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.3 million on an annual basis. At June 30, 2006, we had $11.6 million of outstanding indebtedness under our revolving credit facility. Interest on this facility accrues at the prime rate announced by Wells Fargo Bank plus 1.00%. For every percentage point increase in the announced prime rate, our interest expense would increase by approximately $116,000 on an annual basis.

Item 4. Controls and Procedures.
-------------------------------

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective and designed to ensure that material information relating to Abraxas and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities. There were no changes in our internal controls over financial reporting during the period covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

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

            None


Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Shareholders held on May 25, 2006 the following proposals were adopted by the margins indicated:

     1. Election of two directors for a term of three years, to hold office until the expiration of his term in 2009 or until a successor shall have been elected and qualified.

                                                   Number of Shares
                                   ---------------------------------------------
                                               For               Withheld
                                   ---------------------- ----------------------
      Franklin A. Burke                     36,397,699                764,668
      Paul A. Powell Jr.                    36,874,216                288,151

     In addition, the terms of office of C. Scott Bartlett, Jr., Harold D. Carter, Ralph F. Cox, Barry J. Galt, Dennis E. Logue, Joseph A. Wagda and Robert
L. G. Watson continued after the meeting.


     2. Approval of the appointment of BDO Seidman, LLP as the Company's auditors.

                                           Number of Shares
                                 --------------------------------------
                                     For       Against      Abstain
                                 --------------------------------------
                                  36,912,929   171,466       78,472


     3. Approval of 2005 Employee Long-Term Equity Incentive Plan.

                                            Number of Shares
                                  -------------------------------------
                                     For        Against       Abstain
                                  -------------------------------------
                                   12,598,761   1,728,980      256,659

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




    Date:  August 9, 2006                  By:/s/ Robert L.G. Watson
                                          --------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  August 9, 2006                  By:/s/ Chris E. Williford
                                           ---------------------------
                                           CHRIS E. WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer