Form 10-Q
period 2006-09-30
ABRAXAS PETROLEUM CORP
filed 2006-11-06
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One) [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a non-accelerated filer. See definition of "accelerated filer" and " large accelerated filer" in Rule 12b-2 of the Exchange Act.


Large Accelerated Filer [   ] Accelerated Filer  [X]  Non-Accelerated Filer [  ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X] No


The number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2006.

         Class                                           Shares Outstanding

Common Stock $.01 Par Value                                 42,666,577

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

                          ABRAXAS PETROLEUM CORPORATION
                                   FORM 10 - Q
                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 -          Financial Statements
                      Condensed Consolidated Balance Sheets--September 30, 2006
                      and December 31, 2005..............................................................4
                      Condensed Consolidated Statements of Operations -
                           Three and Nine Months Ended September 30, 2006 and 2005.......................6
                      Condensed Consolidated Statements of Cash Flows -
                           Nine Months Ended September 30, 2006 and 2005.................................7
                      Notes to Condensed Consolidated Financial Statements...............................8

ITEM 2 -          Management's Discussion and Analysis of Financial Condition and
                           Results of Operations........................................................13

ITEM 3 -          Quantitative and Qualitative Disclosure about Market Risk.............................27

ITEM 4 -          Controls and Procedures...............................................................28

                                     PART II
                                OTHER INFORMATION

ITEM 1  -         Legal Proceedings.....................................................................29
ITEM 1a -         Risk Factors..........................................................................29
ITEM 2  -         Unregistered Sales of Equity Securities and Use of Proceeds...........................29
ITEM 3  -         Defaults Upon Senior Securities.......................................................29
ITEM 4  -         Submission of Matters to a Vote of Security Holders...................................29
ITEM 5  -         Other Information.....................................................................29
ITEM 6  -         Exhibits..............................................................................29
                  Signatures............................................................................30



                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                        September 30,
                                                                            2006               December 31,
                                                                         (Unaudited)               2005
                                                                      ------------------     -------------------
Assets:
Current assets:
   Cash ...................................................       $              1,029   $                 42
   Accounts receivable, net
          Joint owners..........................................                   412                    540
          Oil and gas production................................                 6,325                  7,957
          Other.................................................                    38                    100
                                                                      ------------------     -------------------
                                                                                 6,775                  8,597

  Other current assets..........................................                   576                  1,638
                                                                      ------------------     -------------------
       Total current assets.....................................                 8,380                 10,277

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved....................................................               342,645                333,373
  Other property and equipment..................................                 3,438                  3,289
                                                                      ------------------     -------------------
      Total.....................................................               346,083                336,662
      Less accumulated depreciation, depletion, and
        amortization............................................               242,181                231,414
                                                                      ------------------     -------------------
      Total property and equipment - net........................               103,902                105,248

Deferred financing fees, net ...................................                 4,844                  6,037
Other assets  ..................................................                 1,205                    304
                                                                      ------------------     -------------------
  Total assets..................................................  $            118,331   $            121,866
                                                                      ==================     ===================




         See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                                        September 30,
                                                                            2006                 December 31,
                                                                         (Unaudited)                 2005
                                                                     --------------------     -------------------
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable..............................................  $              1,949     $              9,814
  Oil and gas production payable................................                 2,637                    3,481
  Accrued interest..............................................                 5,527                    1,368
  Other accrued expenses........................................                 1,490                      494
                                                                     --------------------     -------------------
    Total current liabilities...................................                11,603                   15,157

Long-term debt..................................................               126,077                  129,527

Future site restoration.........................................                   986                      883
                                                                     --------------------     -------------------
         Total liabilities......................................               138,666                  145,567

Stockholders' deficit:
  Common Stock, par value $.01 per share-
  Authorized 200,000,000 shares; issued, 42,638,577 and
   42,063,167 ..................................................                   426                      421
  Additional paid-in capital....................................               163,812                  162,795
  Accumulated deficit...........................................              (185,398)                (188,193)
  Treasury stock, at cost, 35,562 and 56,477 shares.............                  (285)                    (408)
  Accumulated other comprehensive loss..........................                 1,110                    1,684
                                                                     --------------------     -------------------
      Total stockholders' deficit...............................               (20,335)                 (23,701)
                                                                     --------------------     -------------------
Total liabilities and stockholders' deficit.....................  $            118,331     $            121,866
                                                                     ====================     ===================







         See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                          -----------------------------  ------------------------------
                                                              2006          2005 (1)          2006         2005 (1)
                                                          --------------  -------------  --------------- --------------
                                                                     (in thousands, except per share data)
Revenue:
   Oil and gas production revenues.................      $     12,847    $    13,829     $     38,642    $     30,690
   Rig revenues....................................               363            330            1,168             909
   Other...........................................                 6              5               15              14
                                                          -------------- --------------  --------------- --------------
                                                               13,216         14,164           39,825          31,613
Operating costs and expenses:
   Lease operating and production taxes............             2,929          3,007            8,467           7,807
   Depreciation, depletion, and amortization.......             3,631          2,107           10,767           5,622
   Rig operations..................................               178            176              608             560
   General and administrative (including
   stock-based compensation of $207, $16, $578 and              1,052            969            3,474           3,054
   $57)............................................
                                                          -------------- --------------  --------------- --------------
                                                                7,790          6,259           23,316          17,043
                                                          -------------- --------------  --------------- --------------
Operating income ..................................             5,426          7,905           16,509          14,570

Other (income) expense:
   Interest income.................................                (1)           (11)              (2)            (12)
   Interest expense................................             4,440          3,700           12,526          10,241
   Amortization of deferred financing fees.........               398            403            1,193           1,257
   Other expense...................................                 -             30                -             274
                                                          -------------- --------------  --------------- --------------
                                                                4,837          4,122           13,717          11,760
                                                          -------------- --------------  --------------- --------------
Earnings  from continuing operations ................             589          3,783            2,792           2,810

Net income from discontinued operations (net of $6,060
   income tax expense in 2005)..........................            -              -                -          12,894
                                                          -------------- --------------  --------------- --------------
Net earnings ........................................    $        589    $     3,783     $      2,792    $     15,704
                                                          ============== ==============  =============== ==============


Basic earnings per common share:
   Net earnings per common from continuing operations    $       0.01    $      0.09     $       0.07    $       0.07
   Discontinued operations...........................               -              -                -            0.34
                                                          -------------- --------------  --------------- --------------
Net earnings per common share - basic................    $       0.01    $      0.09     $       0.07    $       0.41
                                                          ============== ==============  =============== ==============

Diluted earnings per common share:
   Net earnings per common from continuing operations    $       0.01    $      0.09     $       0.06    $       0.07
Discontinued operations..............................               -              -                -            0.32
                                                          -------------- --------------  --------------- --------------
Net earnings  per common share - diluted.............    $       0.01    $      0.09     $       0.06    $       0.39
                                                          ============== ==============  =============== ==============

1. Reflects retrospective adoption of SFAS 123R.


         See accompanying notes to condensed consolidated financial statements




                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (in thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                ----------------------------------------------
                                                                           2006                   2005
                                                                ----------------------      ------------------
Operating Activities
Net earnings .................................................  $              2,792     $          15,704
Income from discontinued operations...........................                     -               (12,894)
                                                                      ----------------      ------------------
Income from continuing operations.............................                 2,792                 2,810
Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation, depletion, and amortization....................                10,767                 5,622
 Amortization of deferred financing fees......................                 1,193                 1,257
 Accretion of future site restoration.........................                    76                    71
 Stock-based compensation.....................................                   578                    57
 Changes in operating assets and liabilities:
     Accounts receivable......................................                 1,822                (2,774)
     Other ...................................................                  (413)                2,849
     Accounts payable and accrued expenses....................                (3,525)                4,877
                                                                      ----------------      ------------------
Net cash provided by continuing operations....................                13,290                14,769
Net cash (used in) provided by discontinued operations........                     -                (4,132)
                                                                      ----------------      ------------------
Net cash provided by operations                                               13,290                10,637

Investing Activities
Capital expenditures, including purchases and development  of
  properties  ................................................               (21,290)              (28,604)
Proceeds from the sale of oil and gas properties..............                11,869
                                                                      ----------------      ------------------
Net cash used in continuing operations........................                (9,421)              (28,604)
Net cash provided by discontinued operations..................                     -                25,719
                                                                      ----------------      ------------------
Net cash used in investing activities.........................                (9,421)               (2,885)

Financing Activities
Proceeds from long-term borrowings............................                14,850                17,688
Payments on long-term borrowings..............................               (18,300)              (14,271)
Proceeds from issuance of common stock (net)..................                     -                11,275
Issuance of stock for compensation............................                   116                   102
Deferred financing fees ......................................                     -                   (57)
Exercise of stock options  ...................................                   452                   397
                                                                      ----------------      ------------------
Net cash (used in) provided by continuing operations..........                (2,882)               15,134
Net cash used in discontinued operations......................                     -               (23,407)
                                                                      ----------------      ------------------
Net cash used in financing activities.........................                (2,882)               (8,273)
                                                                      ----------------      ------------------
Increase (decrease)in cash....................................                   987                  (521)
Cash, at beginning of period..................................                    42                 1,284
                                                                      ----------------      ------------------
Cash, at end of period........................................     $           1,029     $             763
                                                                      ================      ==================


Supplemental disclosure of cash flow information:
Interest paid.................................................     $           8,291     $           7,635
                                                                      ================      ==================
Non-cash items:
Future site restoration.......................................     $              27     $              29
                                                                      ================      ==================



         See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands, except per share data)

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2005. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year.

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

     The Company adopted SFAS 123R in the fourth quarter of 2005 using the "modified retrospective method". Under the "modified retrospective method" entities are permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with this standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, "Accounting for Stock-Based Compensation". Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.

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

     The following table summarizes the stock option activities for the nine months ended September 30, 2006 (in thousands except per share data):

                                                            Weighted           Weighted
                                                            Average            Average
                                                             Option             Grant
                                                            Exercise           Date Fair        Aggregate
                                                            Price Per          Value Per        Intrinsic
                                            Shares             Share             Share            Value
                                        ---------------    --------------     --------------   --------------

Outstanding December 31, 2005.......           3,016       $     1.75         $      1.27      $     3,837

Granted............................              188       $     5.32         $      3.82              718

Exercised..........................             (575)      $     0.78         $      0.45             (257)

Expired or canceled.................              (3)      $     4.39         $      3.33               (8)
                                        ---------------                                        --------------
Outstanding September 30, 2006......           2,626       $     2.21         $      1.64      $     4,290
                                        ===============                                        ==============


     The following table shows the weighted average assumptions used in the Black Scholes valuation of the fair value of option grants during 2006.


Expected dividend yield......................................     0%

Volatility...................................................     .884

Risk free interest rate......................................     4.81%

Expected life................................................     5.09

Fair value of options granted (in thousands).................  $   718

Weighted average grant date fair value of options granted....  $  3.82


Additional information related to options at September 30, 2006 and December 31, 2005 is as follows:

                                         September 30,            December 31,
                                             2006                     2005
                                  ----------------------    --------------------
Options exercisable.......                2,001,463                2,224,998
                                  ======================    ====================

As of September 30, 2006 there was approximately $2.2 million of unamortized compensation expense related to outstanding options that will be recognized through the period ended September 30, 2010.

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

     Income from discontinued operations for the period ended September 30, 2005 includes a gain on the disposal of Grey Wolf of $21.8 million, less non-cash income tax of $6.1 million, and a loss from operations, including debt retirement costs, of $2.8 million.

Note 3. Income Taxes

     The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     For the period ended September 30, 2006, there is no current or deferred income tax expense or benefit due to losses and/or loss carryforwards and a valuation allowance which has been recorded against such benefits.

Note 4. Long-Term Debt

     Long-term debt consisted of the following:
                                                                            September 30,     December 31,
                                                                                2006               2005
                                                                           ----------------  -----------------
Floating rate senior secured notes due 2009............................      $    125,000       $   125,000
Senior secured revolving credit facility...............................             1,077             4,527
                                                                           ----------------  -----------------
                                                                                  126,077           129,527
Less current maturities ...............................................                 -                 -
                                                                           ----------------  -----------------
                                                                             $    126,077       $   129,527
                                                                           ================  =================

     Floating Rate Senior Secured Notes due 2009. In connection with the October 2004 financial restructuring, Abraxas issued $125 million in aggregate principal amount of floating rate senior secured notes due 2009. The notes will mature on December 1, 2009. Interest is payable at a per annum floating rate of six-month LIBOR plus 7.50%. The interest rate was 12.82% per annum as of September 30, 2006. The interest rate is reset semi-annually on each June 1 and December 1. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

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

     Outstanding amounts under the revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.00%. The interest rate was 9.25% per annum as of September 30, 2006.

     Subject to earlier termination rights and events of default, the stated maturity date under the revolving credit facility is October 28, 2008.

Note 5. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended September            Nine Months Ended
                                                                  30,                           September 30,
                                                     -------------------------------    -------------------------------
                                                         2006              2005             2006              2005
                                                     -------------     -------------    --------------    -------------
Numerator:
  Net income  before effect of discontinued
     operations.................................  $           589  $          3,783  $        2,792    $        2,810
  Discontinued operations.......................               -                 -                -            12,894
                                                     -------------     -------------    --------------    -------------
Net earnings  available to common stockholders..              589             3,783           2,792            15,704
                                                     =============     =============    ==============    =============
Denominator:
  Denominator for basic earnings per share -
    Weighted-average shares.....................       42,584,045        40,962,427      42,550,022        38,478,355

  Effect of dilutive securities:
    Stock options and warrants..................        1,326,731         1,870,121       1,494,866         1,662,562
                                                     -------------     -------------    --------------    -------------

  Dilutive potential common shares
Denominator for diluted earnings per share -
    adjusted weighted-average shares and assumed
    Conversions.................................       43,910,776        42,832,548      44,044,888        40,140,917

  Basic earnings (loss) per share:
    Net income (loss) from continuing
     operations ................................  $          0.01  $           0.09  $         0.07    $         0.07
    Discontinued operations.....................               -                 -               -               0.34
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic....  $          0.01  $           0.09  $         0.07    $         0.41
                                                     =============     =============    ==============    =============

  Diluted earnings (loss) per share:
    Net income (loss) from continuing
     operations ................................  $          0.01  $           0.09  $         0.06    $         0.07
    Discontinued operations.....................               -                 -               -               0.32
                                                     -------------     -------------    --------------    -------------
Net earnings (loss) per common share - basic....  $         0.01   $           0.09  $         0.06    $         0.39
                                                     =============     =============    ==============    =============

Note 6. Hedging Program and Derivatives

     On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. As of September 30, 2006, the derivatives that the Company had in place were not designated as hedges and, accordingly, changes in the fair value of the derivatives are recorded in current period oil and gas revenue.

     Under the terms of our revolving credit facility, we are required to maintain hedging positions on not less than 25% nor more than 75% of our projected natural gas and crude oil production for a rolling six month period.

     The following table sets forth the Company's current hedge position:

 Time Period                  Notional Quantities                      Price
--------------------------------------------------------------------------------
November 2006        10,000 MMbtu of production per day           Floor of $6.00
December 2006        10,000 MMbtu of production per day           Floor of $5.50
January 2007         10,000 MMbtu of production per day           Floor of $5.50
February 2007        10,000 MMbtu of production per day           Floor of $5.50
March 2007           10,000 MMbtu of production per day           Floor of $5.00
April 2007           10,000 MMbtu of production per day           Floor of $4.50

Note 7. Contingencies - Litigation

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2006, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

Note 8. 2005 Employee  Long-Term Equity Incentive Plan

     On May 25,  2006,  the  stockholders  of the Company  approved  the Abraxas
Petroleum Corporation 2005 Employee Long-Term Equity Incentive Plan. The following is a summary of some of the material terms of the 2005 Employee Plan.

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

     Commodity Prices and Hedging Activities. Our results of operations are significantly affected by fluctuations in commodity prices. Price volatility in the natural gas market has remained prevalent in the last few years. In January 2001, our realized prices for natural gas and crude oil were at high levels. However, over the course of 2001 and the beginning of the first quarter of 2002, prices again became depressed, primarily due to the economic downturn. Beginning in March 2002, commodity prices began to increase and continued higher through December 2005. Crude oil prices have continued to remain strong during the first nine months of 2006 compared to historical levels; however natural gas prices have weakened significantly from levels during the latter part of 2005 and first quarter of 2006. If natural gas prices continue to weaken, our cash flow from operations will be adversely affected.

     The table below illustrates how natural gas prices have fluctuated over the eight quarters prior to and including the quarter ended September 30, 2006 and contains the average of the last three days of NYMEX traded contracts price for each contract month in the quarter and the prices we realized during each quarter presented, including the impact of our hedging activities.

                  Natural Gas Prices by Quarter (in $ per Mcf)
                                  Quarter Ended
             --------------------------------------------------------------------------------------------
             Dec. 31,   Mar. 31,      June 30,  Sept. 30,    Dec. 31,    Mar. 31,   June 30,    Sept. 30,
               2004      2005           2005      2005         2005       2006        2006        2006
             ---------  ---------  -----------  ----------  ----------  ---------  ----------  ----------
Index        $6.77      $6.30      $   6.80     $   8.21    $  12.85    $   9.18   $   6.89    $   6.53
Realized     $6.14      $5.26      $   6.33     $   8.15    $   9.12    $   6.52   $   5.78    $   5.43

     The NYMEX natural gas price on November 3, 2006 was $7.88 per Mcf.

     The table below illustrates how crude oil prices have fluctuated over the eight quarters prior to and including the quarter ended September 30, 2006 and contains the average of the last three days of NYMEX traded contracts price for each contract month in the quarter presented and the prices we realized during each quarter presented, including the impact of our hedging activities.

                   Crude Oil Prices by Quarter (in $ per Bbl)
                                  Quarter Ended
             --------------------------------------------------------------------------------------------
             Dec. 31,   Mar. 31,      June 30,  Sept. 30,    Dec. 31,    Mar. 31,   June 30,    Sept. 30,
               2004      2005           2005      2005         2005       2006        2006        2006
             ---------  ---------  -----------  ----------  ----------  ---------  ----------  ----------
Index        $ 49.46    $ 47.33    $ 51.76      $ 60.26     $ 61.51     $ 61.53    $ 67.38     $ 71.72
Realized     $ 46.81    $ 47.13    $ 49.43      $ 60.24     $ 57.18     $ 59.57    $ 66.09     $ 66.62


     The NYMEX crude oil price on November 3, 2006 was $59.14 per Bbl.

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

 Time Period               Notional Quantities                      Price
------------------------------------------------------------------------------
November 2006      10,000 MMbtu of production per day           Floor of $6.00
December 2006      10,000 MMbtu of production per day           Floor of $5.50
January 2007       10,000 MMbtu of production per day           Floor of $5.50
February 2007      10,000 MMbtu of production per day           Floor of $5.50
March 2007         10,000 MMbtu of production per day           Floor of $5.00
April 2007         10,000 MMbtu of production per day           Floor of $4.50

     At September 30, 2006, the aggregate fair market value of our hedges was approximately $392,000.

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

     We had capital expenditures of $21.3 million in the first nine months of 2006. As a result of the capital spending limitations included in our previous credit agreement and our 11 1/2 notes due 2007 which were eliminated in connection with our October 2004 refinancing, we were limited for most of 2004 in our ability to replace existing production and, consequently, our production volumes decreased during 2004 and continued to decrease in the first quarter of 2005. Beginning in the second quarter of 2005, our production volumes began to increase and have continued to increase through the first nine months of 2006.

If crude oil and natural gas prices return to depressed levels or if our production levels decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected.

     Availability of Capital. As described more fully under "Liquidity and Capital Resources" below, our sources of capital going forward will primarily be cash from operating activities, funding under our revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. We currently have approximately $15.0 million of availability under our revolving credit facility.

     Exploitation, Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and large inventory of drilling projects position us for future growth. Our properties are concentrated  in locations  that  facilitate  substantial  economies of scale in drilling and production operations and more efficient reservoir management practices. At year end December 31, 2005 we operated 95% of the properties accounting for approximately 94% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. In addition, we had 53 proved undeveloped locations and have identified over 184 drilling and recompletion opportunities on our existing acreage, the successful development of which we believe could significantly increase our daily production and proved reserves. During the first nine months of 2006, we made capital expenditures of approximately $21.3 million for wells in south Texas, west Texas and Wyoming. We are currently re-entering a Devonian well in west Texas and are recompleting a Wilcox well in south Texas. In the Oates SW Field, two wells drilled earlier this year have been placed on production naturally (without stimulation) to enable us to evaluate the productive capability of the wells, which will allow us to effectively design fracture stimulations. We continue to perform general well maintenance and work-overs utilizing our own work-over rigs.

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

     Borrowings and Interest. At November 1, 2006, we had indebtedness of approximately $125.0 million under the notes and $0 under the revolving credit facility and availability of $15.0 million. Unlike the 11 1/2% secured notes due 2007 (which were redeemed in October 2004), interest on the notes is payable in cash.

     Recent events. On September 28, 2006 we closed on the sale of certain non-core assets located in South Texas for a total consideration of $12 million, subject to closing adjustments. The effective date of the sale was August 1, 2006.The non-core assets were located in the Three Rivers (Edwards) Field of Live Oak County, Texas and represented less than 2% of the Company's net proved reserves as of December 31, 2005 and approximately 3% of the Company's current daily net production at July 31, 2006. The net proceeds were used to repay outstanding indebtedness under the Company's revolving credit facility.

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

          DD&A ($/Mcfe)......................................... 1.80
          Capital Expenditures ($ Millions)..................... 23.0 - 25.0 (1)
          (1) Our  capital  expenditures  are  subject to adequate
          cash flow from  operations  and  availability  under our
          revolving credit facility. For more information,  please
          see    "Liquidity    Capital    Resources    -   Capital
          Expenditures" below.


Results of Operations

     The following table sets forth certain of our operating data for the periods presented.

                                                          Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                      --------------------------      ---------------------------
                                                         2006            2005           2006             2005
                                                       ---------       ---------      ----------       ----------
Operating Revenue (in thousands):
Crude Oil Sales..................................   $     3,478     $     2,699    $      9,620     $      7,543
Natural Gas Sales................................         9,369          11,130          29,022           23,147
Rig Operations...................................           363             330           1,168              909
Other............................................             6               5              15               14
                                                       ---------       ---------      ----------       ----------
                                                    $    13,216     $    14,164    $     39,825     $     31,613
                                                       =========       =========      ==========       ==========

Operating Income (in thousands) .................   $     5,426     $     7,905    $     16,509     $     14,570
Crude Oil Production (MBbls).....................            52              45             150              145
Natural Gas Production (MMcfs)...................         1,725           1,366           4,926            3,427
Average Crude Oil Sales Price ($/Bbl)............   $     66.62     $     60.24    $      64.24     $      51.95
Average Natural Gas Sales Price ($/Mcf)..........   $      5.43     $      8.15    $       5.89     $       6.75

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

     Operating Revenue. During the three months ended September 30, 2006, operating revenue from natural gas and crude oil sales decreased by $1.0 million to $12.8 million compared to $13.8 million during three months ended September 30, 2005. The decrease in revenue was due to a decrease in the price of natural gas during the third quarter of 2006 as compared to the same period of 2005. The decrease in revenue related to the decline in the natural gas price was partially offset by increased production and higher prices received for crude oil during the quarter. The decline in natural gas prices had a negative impact on revenue of approximately $3.7 million. Higher natural gas production contributed $2.0 million to revenue and increased crude oil production contributed $494,000. The increase in the price of crude oil for the quarter ended September 30, 2006 contributed $286,000 to revenue.

     Average sales prices net of hedging cost for the quarter ended September 30, 2006 were:

         o    $66.62 per Bbl of crude oil, and
         o    $5.43 per Mcf of natural gas


         Average sales prices net of hedging cost for the quarter ended September 30, 2005 were:

         o    $60.24 per Bbl of crude oil, and
         o    $8.15 per Mcf of natural gas

     Crude oil production volumes increased from 44.8 MBbls during the quarter ended September 30, 2005 to 52.2 MBbls for the same period of 2006. The increase in crude oil production volumes was primarily due to production from new wells in Wyoming which was partially offset by natural field declines. Natural gas production volumes increased 359 MMcf to 1,725 MMcf for the three months ended September 30, 2006 from 1,366 MMcf for the same period of 2005. The increase in natural gas production was primarily due to new production brought on line since the third quarter of 2005. Production from wells brought on production during and since the third quarter of 2005 contributed 793.9 MMcf and 3.7 MBbls during the third quarter of 2006 compared to 376.4 MMcf and 0.3 MBbls during the third quarter of 2005. The increase in production attributable to new wells was partially offset by natural field declines and the sale of properties in Live Oak County, Texas effective August 1, 2006. The properties sold contributed 91.0 MMcf to production during the third quarter of 2005 compared to 47.8 MMcf for the two months ended August 31, 2006.

     Lease Operating Expenses ("LOE"). LOE for the three months ended September 30, 2006 were consistent with LOE for the three months ended September 30, 2005 at $3.0 million for each period. The general increase in the industry cost of services was offset by decreased production taxes. The decline in production taxes was due to the decline in the price received for natural gas during the third quarter of 2006 as compared to the same period of 2005. Our LOE on a per Mcfe basis for the three months ended September 30, 2006 decreased to $1.44 compared to $1.84 for the same period of 2005. The decrease in the per Mcfe rate was primarily due to increased production volumes during the quarter ended September 30, 2006 as compared to 2005.

     General and Administrative ("G&A") Expenses. G&A expenses excluding stock-based compensation decreased to $844,000 for the quarter ended September 30, 2006 from $953,000 for the same period of 2005. The decrease in G&A expense was primarily due to lower professional fees in the third quarter of 2006 as compared to the same period of 2005. G&A expense on a per Mcfe basis was $0.41 for the third quarter of 2006 compared to $0.58 for the same period of 2005. The per Mcfe decrease was attributable to lower G&A expense as well as higher production volumes during the third quarter of 2006 as compared to the same period of 2005.

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

     The Company adopted SFAS 123R in the fourth quarter of 2005 using the "modified retrospective method". Under the "modified retrospective method", entities are permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with this standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, "Accounting for Stock-Based Compensation". Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.

     As a result of the retrospective adoption of SFAS 123R, the expenses previously recognized under the rules of variable accounting were reversed and a compensation expense measured according to SFAS 123R was recorded. As a result, we recognized stock-based compensation expense of $207,000 during the third quarter of 2006 as a result of the adoption of this accounting change compared to $16,000 in 2005, as adjusted. Stock-based compensation expense is included as a component of G&A expense in the accompanying financial statements. The increase in stock-based compensation expense for the three months ended September 30, 2006 over the same period of 2005 was due to new options granted during the latter part of 2005 and the first part of 2006 and the increase in the calculated fair value of these grants due to higher option prices as a result of the increase in the price of our Common stock over previous options.

     We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or "lattice" model. Based upon research done by us on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, we have determined that we will continue to use the Black-Scholes model for option valuation as of the current time

     Depreciation, Depletion and Amortization("DD&A") Expenses. DD&A expense increased to $3.6 million for the three months ended September 30, 2006 from $2.1 million for the same period of 2005. The increase in DD&A was primarily due to increased production volumes in the third quarter of 2006 as compared to the same period of 2005 as well as an increase in projected future development cost in 2006 as compared to 2005. Our DD&A on a per Mcfe basis for the quarter ended September 30, 2006 was $1.78 per Mcfe as compared to $1.29 in 2005. The increase in the per Mcfe rate was due to higher production volumes in the quarter ended September 30, 2006 as compared to 2005 as well as a increased base due to the increase in projected future development cost in 2006 as compared to 2005.

     Interest Expense. Interest expense increased to $4.4 million for the third quarter of 2006 compared to $3.7 million for the same period of 2005. The increase in interest expense was due to an increase in our interest rate on our floating rate senior secured notes and our senior revolving credit facility as well as an increase in the amount borrowed under our revolving credit facility.

     Income taxes. There is no current or deferred income tax expense or benefit due to losses or loss carryforwards and valuation allowance which has been recorded against such benefits.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

     Operating Revenue. During the nine months ended September 30, 2006, operating revenue from natural gas and crude oil sales increased by $7.9 million to $38.6 million as compared to $30.7 million in the nine months ended September 30, 2005. The increase in revenue was primarily due to higher production volumes during the first nine months of 2006 as compared to the same period of 2005 which was partially offset by a decrease in natural gas prices. Increased natural gas production volumes contributed $10.2 million and increased crude oil production contributed $237,000 to revenue. The decline in the price of natural gas during the nine months ended September 30, 2006 had a negative impact on revenue of $4.2 million which was partially offset by an increase in the realized crude oil price during the period. Increased crude oil prices contributed $1.8 million to revenue during the period.

     Average sales prices net of hedging cost for the nine months ended September 30, 2006 were:

         o    $64.24 per Bbl of crude oil, and
         o    $5.89 per Mcf of natural gas

         Average sales prices net of hedging cost for the nine months ended September 30, 2005 were:

         o    $51.95 per Bbl of crude oil, and
         o    $6.75 per Mcf of natural gas

     Crude oil production volumes increased slightly to 149.8 MBbls during the nine months ended September 30, 2006 from 145.2 MBbls for the same period of 2005. The increase in crude oil production volumes was primarily due to production from new wells in Wyoming and south Texas, which was partially offset by natural field declines. Natural gas production volumes increased by 1,499 MMcf to 4,926 MMcf for the nine months ended September 30, 2006 from 3,427 MMcf MMcf for the same period of 2005. Production from wells brought on to production during and since the third quarter of 2005 contributed 2,223 MMcf and 5.2 MBbls during the nine months ended September 30, 2006 compared to 485.0 MMcf and 0.4 MBbls during the same period of 2005. The increase in production attributable to new wells was partially offset by natural field declines.

     Lease Operating Expenses. LOE for the nine months ended September 30, 2006 increased to $8.5 million from $7.8 million for the same period of 2005. The increase was primarily due to a general increase in the cost of field services. Our LOE on a per Mcfe basis for the nine months ended September 30, 2006 decreased to $1.45 compared to $1.82 for the same period of 2005. The decrease in the per Mcfe rate was primarily due to increased production volumes in 2006 as compared to 2005.

     G&A Expenses. G&A expenses, excluding stock-based compensation decreased to $2.9 million for the first nine months of 2006 from to $3.0 million for the first nine months of 2005. The decrease in G&A expense was primarily due to a decrease in professional fees. G&A expense on a per Mcfe basis was $0.50 for the first nine months of 2006 compared to $0.70 for the same period of 2005. The per Mcfe decrease was primarily attributable to higher production volumes in 2006.

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

     The Company adopted SFAS 123R in the fourth quarter of 2005 using the "modified prospective method". Under the "modified retrospective method", entities are permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with this standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, "Accounting for Stock-Based Compensation". Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.

     As a result of the retrospective adoption of SFAS 123R, the expenses previously recognized under the rules of variable accounting were reversed and a compensation expense measured according to SFAS 123R was recorded. As a result, we recognized stock-based compensation expense of $578,000 during the nine months ended September 30, 2006 as a result of the adoption of this accounting change compared to $57,000 in 2005, as adjusted. Stock-based compensation expense is included as a component of G&A expense in the accompanying financial statements. The increase in stock-based compensation expense for the nine months ended September 30, 2006 over the same period of 2005 was due to new options granted during the latter part of 2005 and the first nine months of 2006 and the increase in the calculated fair value of these grants due to higher option prices as a result of the increase in the price of our Common stock over previous options.

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

     DD&A Expenses. DD&A expense increased to $10.8 million for the nine months ended September 30, 2006 from $5.6 million for the same period of 2005. The increase in DD&A was primarily due to increased production volumes in the nine months of 2006 as compared to the same period of 2005 as well as an increase in projected future development cost in 2006 as compared to 2005. Our DD&A on a per Mcfe basis for the nine months ended September 30, 2006 was $1.85 per Mcfe as compared to $1.31 in 2005. This increase was the result of higher production volumes and the increase in projected future development cost in 2006 as compared to 2005.

     Interest Expense. Interest expense increased to $12.5 million for the first nine months of 2006 compared to $10.2 million for the same period of 2005. The increase in interest expense was due to an increase in our interest rate on our floating rate senior secured notes and our senior secured revolving credit facility as well as an increase in the amount borrowed under our revolving credit facility.

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

     Our sources of capital going forward will primarily be cash from operating activities, funding under our revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. However, under the terms of the notes, proceeds of optional sales of our assets that are not timely reinvested in new natural gas and crude oil assets will be required to be used to reduce indebtedness and proceeds of mandatory sales must be used to repay or redeem indebtedness. All of the proceeds from the sale of the Live Oak County, Texas properties in September 2006 were used to re-pay indebtdness under our revolving credit facility.

     Working Capital (Deficit). At September 30, 2006, we had current assets of $8.4 million and current liabilities of $11.6 million resulting in a working capital deficit of approximately $3.2 million. This compares to a working capital deficit of $4.9 million at December 31, 2005. Current liabilities at September 30, 2006 consisted of trade payables of $2.0 million, revenues due third parties of $2.6 million, accrued interest of $5.5 million and other accrued liabilities of $1.5 million.

     Capital expenditures. The table below sets forth the components of our capital expenditures on a historical basis for the nine months ended September 30, 2006 and 2005.

                                                         Nine Months Ended
                                                           September 30,
                                                 ------------------------------
                                                    2006               2005
                                                 -------------    -------------
Expenditure category (in thousands):
  Development............................... $       21,141     $     28,350
  Facilities and other......................            149              254
                                                 -------------    -------------
      Total................................. $       21,290     $     28,604
                                                 =============    =============

     We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. The level of capital expenditures will vary during future periods depending on market conditions and other related economic factors effecting cash flow.

     At the start of 2006, we anticipated making capital expenditures, primarily for the development of our current properties, of approximately $40.0 million which was based upon the anticipated amount of our cash flow from operations and availability under our revolving credit facility. As natural gas prices have decreased during the first nine months of 2006, our cash flow from operations has not reached the levels that we had anticipated. As a result we will spend less than the original budget of $40.0 million. We expect to spend between $23 million and $25 million on capital expenditures for 2006. Our ability to make all of our budgeted capital expenditures will also be subject to availability of drilling rigs and other field equipment and services. Our capital expenditures could also include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. Should the prices of natural gas continue to decline, crude oil prices begin to decline, or if our costs of operations increase as a result of the scarcity of drilling rigs or if our production volumes decrease, our cash flow from operations will decrease which may result in a further reduction of the capital expenditures budget.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities, all relating to continuing operations, are summarized in the following table:

                                                                Nine Months Ended
                                                                  September 30,
                                                        ---------------------------------
                                                            2006                 2005
                                                        ---------------    --------------
Net cash provided by operating activities             $       13,290    $         14,769
Net cash used in investing activities                         (9,421)            (28,604)
Net cash (used in) provided by financing activities           (2,882)             15,134
                                                        ---------------    --------------
Total                                                 $          987    $          1,299
                                                        ===============    ==============


     Operating activities during the nine months ended September 30, 2006 provided $13.3 million in cash compared to providing $14.8 million in the same period in 2005. Net income plus non-cash expense items and net changes in operating assets and liabilities accounted for most of these funds. Financing activities used $2.9 million for the first nine months of 2006 compared to providing approximately $15.1 million for the first nine months of 2005. For the nine months ended September 30, 2006, proceeds from long- term borrowing provided $18.3 million while payments on long-term borrowings used $14.9 million. Proceeds from long-term borrowings provided $17.7 million in 2005 while payments on long-term borrowings used $14.3 million in 2005. Proceeds from an equity offering in July 2005 provided $11.3 million for the nine months ended September 30, 2005. Investing activities used $9.4 million for the nine months ended September 30, 2006. Capital expenditures of $21.3 million were offset by proceeds from the sale of non-core oil and gas properties of $11.9 million. Investing activities used $28.6 million for the nine months ended September 30, 2005. Expenditures during the nine months ended September 30, 2006 and 2005 were primarily for the development of existing properties.

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

         o    merge or consolidate with any other entity; or

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

     Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. Due to sales of properties in 2002 and 2003, the divestiture of Grey Wolf during the first quarter of 2005, and restrictions on capital expenditures under the terms of our 11 1/2% secured notes due 2007 (which were refinanced in October 2004), we now have significantly reduced reserves and production as compared with pre-2003 levels. In the future, if an appropriate opportunity presents itself, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploitation, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. The risk of not finding commercially productive reservoirs will be compounded by the fact that 52% of our total estimated proved reserves at December 31, 2005 were undeveloped. During the first nine months of 2006, we expended approximately $21.3 million for wells in south Texas, west Texas and Wyoming. We are currently re-entering a Devonian well in west Texas and are recompleting a Wilcox well in south Texas. In the Oates SW Field, two wells drilled earlier this year have been placed on production naturally (without stimulation) to enable us to evaluate the productive capability of the wells which will allow us to effectively design fracture stimulations. We continue to perform general well maintenance and work-overs utilizing our own work-over rigs. In addition, approximately 29% of our production at September 30, 2006 was from a single well in west Texas. If production from this well decreases, the volume of our production would also decrease which, in turn, would likely cause our cash flow from operations to decrease.

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

Contractual Obligations

    We are committed to making cash payments in the future on the following types of agreements:

         o    Long-term debt

         o    Operating leases for office facilities

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2006:

                                 Payments due in twelve month periods ended:
                         -------------------------------------------------------------------------------------
Contractual                                 September 30,      September 30,     September 30,
Obligations (dollars         Total             2007             2008-2009         2010-2011       Thereafter
in thousands)
--------------------------------------------------------------------------------------------------------------
Long-Term Debt (1)        $   126,077     $        -         $    1,077         $  125,000        $        -
Interest on long-term
debt (2)                       50,954         16,125             32,158              2,671                 -
Operating Leases (3)              589            254                335                  -                 -
                          --------------- ------------------ ------------------ ----------------- -------------
    Total                 $   177,620     $   16,379         $   33,570         $  127,671        $        -
                          =============== ================== ================== ================= =============

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

Long-Term Indebtedness

                                                     September 30,     December 31,
                                                         2006               2005
                                                    ----------------  -----------------
                                                              (In thousands)
Floating rate senior secured notes due 2009.......    $    125,000       $   125,000
Senior secured revolving credit facility..........           1,077             4,527
                                                    ----------------  -----------------
                                                           126,077           129,527
Less current maturities ..........................               -                 -
                                                    ----------------  -----------------
                                                       $    126,077      $   129,527
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

The indenture also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, including our revolving credit facility, bankruptcy, and material judgments and liabilities.

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

Net Operating Loss Carryforwards

     At December 31, 2005, we had $190.0 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2025 if not utilized.

     Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore there is no current or deferred income tax expense or benefit due to losses and/or loss carryforwards, and a valuation allowance which has been recorded against such benefits.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

     As an independent natural gas and crude oil producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of natural gas, natural gas liquids and crude oil. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of natural gas and crude oil that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for natural gas and crude oil production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the nine months ended September 30, 2006, a 10% decline in natural gas, natural gas liquids and crude oil prices would have reduced our operating revenue, cash flow and net income by approximately $3.9 million for the period.

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

Interest Rate Risk

     At September 30, 2006 we had $125.0 million in outstanding indebtedness under the floating rate senior secured notes due 2009. The notes bear interest at a per annum rate of six-month LIBOR plus 7.5%. The rate is redetermined on June 1 and December 1 of each year, beginning June 1, 2005. The current rate on the notes is 12.82%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.3 million on an annual basis. At September 30, 2006, we had $1.1 million of outstanding indebtedness under our revolving credit facility. Interest on this facility accrues at the prime rate announced by Wells Fargo Bank plus 1.00%. For every percentage point increase in the announced prime rate, our interest expense would increase by approximately $11,000 on an annual basis.


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




    Date:  November 6, 2006              By:/s/ Robert L.G. Watson
                                             --------------------------
                                           ROBERT L.G. WATSON,
                                           President and Chief
                                           Executive Officer


    Date:  November 6, 2006              By:/s/ Chris E. Williford
                                           -----------------------------
                                           CHRIS E. WILLIFORD,
                                           Executive Vice President and
                                           Principal Accounting Officer



                                       30
<