Form 10-K
period 2006-12-31
ABRAXAS PETROLEUM CORP
filed 2007-03-14
CIK 867665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-16701

                          ABRAXAS PETROLEUM CORPORATION
             (Exact name of Registrant as specified in its charter)



                 Nevada                                   74-2584033
-------------------------------------------------------------------------------
       (State or Other Jurisdiction of           (I.R.S. Employer Identification
        Incorporation or Organization)            Number)

                        500 N. Loop 1604 East, Suite 100
                            San Antonio, Texas 78232
                    (Address of principal executive offices)

         Registrant's telephone number,
         including area code                                  (210) 490-4788

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
      Title of each class:            Name of each exchange on which registered:

Common Stock, par value $.01 per share        American Stock Exchange

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

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).               Yes [ ]      No [X]

         As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $167,042,727 based on the closing sale price as reported on the American Stock Exchange.

         As of March 9, 2007, there were 42,762,466 shares of common stock outstanding.


                      Documents Incorporated by Reference:

                  Document                  Parts Into Which Incorporated

Portions  of  the   registrant's   Proxy               Part III
Statement  relating  to the 2007  Annual
Meeting of Shareholders to be held on May 23, 2007.


                          ABRAXAS PETROLEUM CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS
                                                                                                         Page

Part I                                                                                                    4

Item 1. Business..........................................................................................4

Item 1A. Risk Factors....................................................................................11

Item 1B. Unresolved Staff Comments.......................................................................18

Item 2. Properties.......................................................................................18

Item 3. Legal Proceedings................................................................................23

Item 4. Submission of Matters to a Vote of Security Holders..............................................23

Part II                                                                                                  24

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities....................................................24

Item 6. Selected Financial Data..........................................................................25

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations............26

Item 7A. Quantitative and Qualitative Disclosures about Market Risk......................................42

Item 8. Financial Statements and Supplementary Data......................................................43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............43

Item 9A. Controls and Procedures.........................................................................43

Item 9B. Other Information...............................................................................44

PART III                                                                                                 44

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant........................44

Item 11. Executive Compensation..........................................................................45

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..45

Item 13. Certain Relationships and Related Transactions, and Director Independence.......................45

Item 14. Principal Accounting Fees and Services..........................................................45

PART IV                                                                                                  45

Item 15. Exhibits, Financial Statement Schedules.........................................................45


                           FORWARD-LOOKING INFORMATION

     We make forward-looking statements throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like "believe", "expect", "anticipate", "intend", "plan", "seek", "estimate", "could", "potentially" or similar expressions), you must remember that these are forward-looking statements and that our expectations may not be correct, even though we believe they are reasonable. The forward-looking information contained in this document is generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management's reasonable estimates of future results or trends. The factors that may affect our expectations regarding our operations include, among others, the following:

         o    our high debt level;

         o    our success in development and exploration activities;

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

General

     We are an independent energy company primarily engaged in the development and production of natural gas and crude oil. Historically, we have grown through the acquisition and subsequent development and exploration of producing properties, principally through the redevelopment of old fields utilizing new technologies such as modern log analysis and reservoir modeling techniques as well as 3-D seismic surveys and horizontal drilling. As a result of these activities, we believe that we have a substantial inventory of development opportunities, which provide a basis for significant production and reserve increases. In addition, we intend to expand upon our development activities with complementary exploration projects in our core areas of operation.

     Our core areas of  operation  are in south and west Texas and east  central
Wyoming. Our current producing properties are typically characterized by long-lived reserves, established production profiles and an emphasis on natural gas. At December 31, 2006, we owned interests in 101,815 gross acres (87,554 net acres) applicable to our continuing operations, and operated properties accounting for approximately 95% of our PV-10, affording us substantial control over the timing and incurrence of operating and capital expenditures. At December 31, 2006, estimated total proved reserves were 98.8 Bcfe with an aggregate PV-10 of $161 million. During 2006, we participated in the drilling of 5 gross (4.2 net) wells with 4 gross (3.2 net) wells being successful. Total capital expenditures for 2006 were approximately $26 million, of which 35% was spent on 2 wells in the SW Oates Field of West Texas which were still in progress at year-end. Overall, during 2006 we added approximately 3.6 Bcfe of proved reserves which was offset by 1.8 Bcfe of property sales and 7.7 Bcfe of production.

     We believe that our high quality asset base, high degree of operational control and large inventory of drilling projects positions us for future growth. Our properties are concentrated in locations that facilitate substantial economies of scale in drilling and production operations and efficient reservoir management practices. In addition, we have 51 proved undeveloped projects and have identified over 500 drilling and recompletion opportunities on our existing acreage, the successful development of which we believe could significantly increase our daily production and proved reserves. We have approved a capital budget ranging from $27.0 to $44.0 million for 2007, (the final amount of which will depend upon our cash flow from operations which, in turn, is dependent upon our production volumes and commodity prices) which will be used primarily for the development of our current properties as well as to drill and complete the wells that were in progress at the end of 2006. This drilling program will be funded by cash flow from operations, availability under our revolving credit facility and if necessary, equity financing. Our ability to complete this drilling program may also be limited due to the lack of availability of drilling rigs and other equipment.

Markets and Customers

     The revenue generated by our operations is highly dependent upon the prices of, and demand for, natural gas and crude oil. Historically, the markets for natural gas and crude oil have been volatile and are likely to continue to be volatile in the future. The prices we receive for our natural gas and crude oil production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of natural gas and crude oil have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability and cash flow from operations. You should read the discussion under "Risk Factors - Risks Relating to Our Industry -- Market conditions for natural gas and crude oil, and particularly volatility of prices for natural gas and crude oil, could adversely affect our revenue, cash flows, profitability and growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for more information relating to the effects of decreases in natural gas and crude oil prices on us. To help mitigate the impact of commodity price volatility, we hedge our production through the use of price floors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General - Commodity Prices and Hedging Activities" and
Note 12 of the notes to our consolidated financial statements for more information regarding our hedging activities.

     Substantially all of our natural gas and crude oil is sold at current market prices under short-term arrangements, as is customary in the industry. During the year ended December 31, 2006, two purchasers accounted for approximately 49% of our natural gas and crude oil sales. We believe that there are numerous other companies available to purchase our natural gas and crude oil and that the loss of one or more of these purchasers would not materially affect our ability to sell natural gas and crude oil.

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

     Price Regulations

     In the past, maximum selling prices for certain categories of crude oil, natural gas, condensate and NGLs were subject to significant federal regulation. At the present time, however, all sales of our crude oil, natural gas and condensate produced under private contracts may be sold at market prices. Congress could, however, re-enact price controls in the future. If controls that limit prices to below market rates are instituted, our revenue could be adversely affected.

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

     In recent years FERC also has pursued a number of important policy initiatives which could significantly affect the marketing of natural gas in the United States. Most of these initiatives are intended to enhance competition in natural gas markets. FERC rules encouraging "spin downs", or the breakout of unregulated gathering activities from regulated transportation services, may have the adverse effect of increasing the cost of doing business on some in the industry, including us, as a result of the geographic monopolization of certain facilities by their new, unregulated owners. Note, however, that FERC is pursuing an inquiry into whether it should revise its test for determining whether and under what circumstances FERC may reassert jurisdiction over natural gas gathering companies that have been "spun-down" from an affiliated interstate natural gas pipeline to prevent abusive practices by the gatherer and its pipeline affiliate. Any action taken by FERC in this proceeding will be intended by it to enhance competition in the gas transportation sector. As to all FERC initiatives, the ongoing, or, in some instances, preliminary and evolving nature of such matters makes it impossible at this time to predict their ultimate impact on our business. However, we do not believe that any FERC initiatives will affect us any differently than other natural gas producers and marketers with which we compete.

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

Employees

     As of March 9, 2007 we had 50 full-time employees in the United States, including two executive officers, three non-executive officers, one petroleum engineer, one geologist, five managers, one landman, eleven administrative and support personnel and 26 field personnel. Additionally, we retain contract gaugers on a month-to-month basis. We retain independent geological and engineering consultants from time to time on a limited basis and expect to continue to do so in the future.

Available Information

     We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Abraxas) file electronically with the SEC. The SEC's web site is www.sec.gov.

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments filed with the Securities and Exchange Commission are available free of charge on our web site at
www.abraxaspetroleum.com in the Investor Relations section as soon as practicable after such reports are filed. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

Item 1A. Risk Factors

Risks Related to Our Business

     We have a highly leveraged capital structure, which limits our operating and financial flexibility.

     We have a highly leveraged capital structure. At March 9, 2007, we had total indebtedness, including our floating rate senior secured notes due 2009, or notes, of approximately $127.3 million, all of which is secured indebtedness. We also had availability of $12.7 million under our $15.0 million senior secured revolving credit facility, all of which is also secured indebtedness.

     Our highly leveraged capital structure will have several important affects on our future operations, including:

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

     We are required to make substantial capital expenditures to develop our existing reserves and to discover new reserves. Historically, we have financed our capital expenditures primarily with cash flow from operations, borrowings under credit facilities, sales of producing properties, and sales of equity securities and we expect to continue to do so in the future; however, we cannot assure you that we will have sufficient capital resources in the future to finance all of our capital expenditures.

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

     If cash flow from operations or our borrowing base decrease for any reason, our ability to undertake exploration and development activities could be adversely affected. As a result, our ability to replace production may be limited. In addition, if the borrowing base under our revolving credit facility is reduced, we would be required to reduce our borrowings under our revolving credit facility so that such borrowings do not exceed the borrowing base. This could further reduce the cash available to us for capital spending and, if we did not have sufficient capital to reduce our borrowing level, could cause us to default under our revolving credit facility and the notes.

     We have sold producing properties to provide us with liquidity and capital resources in the past, including during 2006, and may do so in the future. After any such sale, we would expect to utilize the proceeds to drill new wells. If we cannot replace the production lost from properties sold with production from new properties, our cash flow from operations will likely decrease which, in turn, would decrease the amount of cash available for debt service and additional capital spending.

     We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition would be adversely affected.

     Our future natural gas and crude oil production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our natural gas and crude oil properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. For example, in 2006, while we have had some success in pursuing these activities, we were not able to fully replace the production volumes lost from natural field declines and property sales. If our proved reserves continue to decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our revolving credit facility will also decline. In addition, approximately 52% of our total estimated proved reserves at December 31, 2006 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations.

     A substantial portion of our production is currently concentrated in one well.

     Approximately 29% of our production during 2006 was from a single well in west Texas. Like all natural gas wells, the rate of production from this well will decline over time and the reserves associated with this well will also decrease. If production from this well decreases, and if we are unable to reduce the percentage of our production represented by this well, it would have a material adverse effect on our revenues, cash flow from operations and financial condition. This well is subject to all of the risks typically associated with natural gas wells, including depletion and the risks described in "Risks Related to Our Industry - Our operations are subject to the numerous risks of natural gas and crude oil drilling and production activities."

     We may not find any commercially productive natural gas or crude oil reservoirs.

     We cannot assure you that the new wells we drill will be productive or that we will recover all or any portion of our capital investment. Drilling for natural gas and crude oil may be unprofitable. Dry holes and wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable. The inherent risk of not finding commercially productive reservoirs will be compounded by the fact that 52% of our total estimated proved reserves at December 31, 2006 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. In addition, our properties may be susceptible to drainage from production by other operations on adjacent properties. If the volume of natural gas and crude oil we produce decreases, our cash flow from operations will decrease.

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

     We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in natural gas and crude oil prices and to achieve more predictable cash flow. In 2005, we incurred a hedging loss of $592,000, resulting from the price floors we established. For the year ended December 31, 2004 and 2006, we recognized a gain from hedging activities of approximately $118,000 and $646,000 respectively. Currently, we believe our hedging arrangements, which are in the form of price floors, do not expose us to significant financial risk.

     We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from financial loss in the future due to circumstances such as:

         o     highly volatile natural gas and crude oil prices;

         o     our production being less than expected; or

         o a counterparty to one of our hedging transactions defaulting on its contractual obligations.

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

     At December 31, 2006, we had, subject to the limitation discussed below, $192.7 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2026 if not utilized. In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that we can use annually is limited under U.S. tax law. Moreover, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109.

Therefore, we have established a valuation allowance of $66.9 for deferred tax assets at December 31, 2005 and 2006.

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

     The process of estimating natural gas and crude oil reserves is complex involving decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data. Accordingly, these estimates are imprecise. Actual future production, natural gas and crude oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and crude oil reserves most likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth in this report. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and crude oil prices and other factors, many of which are beyond our control.

     The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of natural gas and crude oil reserves, future net revenue from proved reserves and the PV-10 thereof for our natural gas and crude oil properties are based on the assumption that future natural gas and crude oil prices remain the same as natural gas and crude oil prices at December 31, 2006. The sales prices as of such date used for purposes of such estimates were $5.83 per Mcf of natural gas and $56.42 per Bbl of crude oil. This compares with $8.84 per Mcf of natural gas and $56.92 per Bbl of crude oil as of December 31, 2005. These estimates also assume that we will make future capital expenditures of approximately $83.0 million in the aggregate through 2026, with the majority expected to be incurred from 2007 to 2012, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth in this report.

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

     At March 9, 2007, we had 42,769,284 shares of common stock outstanding of which 3,628,078 shares were held by affiliates and, in addition, 2,467,716 shares of common stock were subject to outstanding options granted under certain stock option plans (of which 1,908,116 shares were vested at March 9, 2007).

     All of the shares of common stock held by affiliates are restricted or controlled securities under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The shares of the common stock issuable upon exercise of the stock options have been registered under the Securities Act. Sales of shares of common stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of the common stock and could impair our ability to raise additional capital through the sale of equity securities.

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

Item 1B. Unresolved Staff Comments

         None.

Item 2. Properties

Primary Operating Areas

Texas

     Our operations are concentrated in south and west Texas with over 99% of the PV-10 of our natural gas and crude oil properties at December 31, 2006 located in those two regions. We operate 93% of our wells in Texas. During 2006, we drilled a total of 5 new wells (4.2 net) in Texas with an 80% success rate. This drilling, although somewhat successful did not fully replace the production volumes lost from natural field declines and property sales. During 2006, we sold natural gas properties with reserves of 1.8 Bcfe and produced 7.7 Bcfe.

     Operations in south Texas are concentrated along the Edwards trend in DeWitt and Lavaca Counties, the Frio/Vicksburg trend in San Patricio County and the Wilcox trend in Bee, Karnes, Goliad and DeWitt Counties. In south Texas, we own an average 94% working interest in 41 wells with average production of 205 net Bbls of crude oil and 5,759 net Mcf of natural gas per day for the year ended December 31, 2006. As of December 31, 2006, we had estimated net proved reserves in south Texas of 30.1 Bcfe (88% natural gas) with a PV-10 of $59.6 million, 61% of which was attributable to proved developed reserves.

     Our west Texas operations are concentrated along the deep Devonian/Montoya/Ellenburger formations and shallow Cherry Canyon sandstones in Ward County, the Sharon Ridge Clearfork Field in Scurry and Mitchell Counties and Devonian, Woodford and Wolfcamp formations in Pecos County. We drilled one well in west Texas which was brought onto production in August 2005 that accounted for approximately 29% of our production in 2006.

     In west Texas, we own an average 75% working interest in 169 wells with average daily production of 298 net Bbls of crude oil and 12,090 net Mcf of natural gas per day for the year ended December 31, 2006. As of December 31, 2006, we had estimated net proved reserves in west Texas of 67.6 Bcfe (82% natural gas) with a PV-10 of $99.6 million, 42% of which was attributable to proved developed reserves.

     In the Abraxas Cherry Canyon Field of Ward County, Texas, we have two wells currently being completed in the Bell and Cherry Canyon sands. In the Oates SW Field of Pecos County, Texas, we have two wells which began drilling in 2006 and are still in progress and one well that is currently awaiting a drilling rig to drill the horizontal lateral in the Devonian formation.


Wyoming

     We currently hold 50,409 acres in the Powder River Basin in east central Wyoming. We have drilled and operate ten wells in Converse and Niobrara counties that were completed in the Muddy, Mowry, Turner, and Niobrara formations. We own a 100% working interest in these wells that produced a combined average of 46 net barrels of crude oil per day in 2006. As of December 31, 2006, we had estimated net proved producing reserves in Wyoming of 169,640 barrels of crude oil with a PV-10 of $1.6 million.

     During 2006, the wells that were drilled in late 2005 were fracture stimulated and brought onto production. In the Brooks Draw Field of Wyoming, we are currently in the process of permitting new horizontal Mowry Shale wells while monitoring industry activity in this new area. We plan to drill several more wells in Wyoming during 2007.


Exploratory and Developmental Acreage

     Our principal natural gas and crude oil properties consist of non-producing and producing natural gas and crude oil leases, including reserves of natural gas and crude oil in place. The following table indicates our interest in developed and undeveloped acreage and fee mineral acreage as of December 31, 2006:

                         Developed               Undeveloped               Fee Mineral
                        Acreage (1)               Acreage (2)              Acreage (3)
                 --------------------------------------------------- ------------------------------------
                                                                                                 Total
                 Gross Acres      Net      Gross Acres      Net         Gross        Net          Net
                     (4)        Acres (5)      (4)       Acres (5)    Acres (6)     Acres        Acres
                 ------------ ------------ ------------ ----------- ------------ ---------- ------------
  South Texas         4,687       4,258        3,496        3,256             -          -        7,514
  West Texas         20,868      15,616       17,752       12,617        12,007      5,272       33,505
  Wyoming             3,400       3,400       47,009       43,111             -          -       46,511
  N. Dakota               -           -           80           24             -          -           24
                 ------------ ------------ ------------ ----------- ------------ ---------- ------------
           Total     28,955      23,274       68,337       59,008        12,007      5,272       87,554
                 ============ ============ ============ =========== ============ ========== ============

--------------

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

Productive Wells

         The following table sets forth our total gross and net productive wells expressed separately for natural gas and crude oil, as of December 31, 2006:


                                     Productive Wells (1)
                                   As of December 31, 2006
                          ---------------------------------------------------------------------
           State                       Crude Oil                          Natural Gas
         ---------------  --------------------------------   ----------------------------------
                            Gross(2)             Net(3)          Gross(2)          Net(3)
                          ---------------   --------------   ---------------   ----------------
           South Texas         17.0               17.0             24.0              21.2
           West Texas         133.0              103.4             36.0              23.5
           Wyoming             10.0               10.0              -                 -
                          ---------------   --------------   ---------------   ----------------
               Total          160.0              130.4             60.0              44.7
                          ===============   ==============   ===============   ================

------------
(1)  Productive wells are producing wells and wells capable of production.
(2)  A gross well is a well in which we own an interest.
(3) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one.

Reserves Information

     The natural gas and crude oil reserves have been estimated as of December 31, 2004, December 31, 2005, and December 31, 2006, by DeGolyer and MacNaughton, of Dallas, Texas. Natural gas and crude oil reserves, and the estimates of the present value of future net revenues there-from, were determined based on then current prices and costs. Reserve calculations involve the estimate of future net recoverable reserves of natural gas and crude oil and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.

     The following table sets forth certain information regarding estimates of our crude oil, natural gas liquids and natural gas reserves as of December 31, 2004, December 31, 2005 and December 31, 2006.

                                                                Estimated Proved Reserves
                                                 ---------------------------------------------------------
                                                    Proved              Proved                Total
                                                   Developed         Undeveloped             Proved
                                                 --------------     ---------------     ------------------
              As of December  31, 2004
                Crude oil (MBbls)                      1,878                1,223               3,101
                Natural gas (Mmcf)                    36,241               38,877              75,118

              As of December 31, 2005
                Crude oil (MBbls)                      1,942                1,142               3,084
                Natural gas (Mmcf)                    38,794               47,409              86,203

              As of December 31, 2006
                Crude oil (MBbls)                      1,708                1,112               2,820
                Natural gas (Mmcf)                    37,333               44,499              81,832

     The process of estimating crude oil and natural gas reserves is complex and involves decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data. Therefore, these estimates are imprecise.

     Actual future production, natural gas and crude oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and crude oil reserves most likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth in this annual report. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and crude oil prices and other factors, many of which are beyond our control.

     You  should  not  assume  that the  present  value of future  net  revenues referred  to in  this  annual  statement  is the  current  market  value  of our
estimated   natural  gas  and  crude  oil  reserves.   In  accordance  with  SEC
requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the end of the year of the estimate, or alternatively, if prices subsequent to that date have increased, a price near the periodic filing date of the Company's financial statements. Because we use the full cost method to account for our natural gas and crude oil operations, we are susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. This is known as a "ceiling limitation write-down." This charge does not impact cash flow from operating activities but does reduce our stockholders' equity and reported earnings. We have experienced ceiling limitation write-downs in the past and we cannot assure you that we will not experience additional ceiling limitation write-downs in the future. For more information regarding the full cost method of accounting, you should read the information under "Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies."

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

     The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of natural gas and crude oil reserves, future net revenue from proved reserves and the PV-10 thereof for the natural gas and crude oil properties described in this report are based on the assumption that future natural gas and crude oil prices remain the same as natural gas and crude oil prices at December 31, 2006. The average sales prices as of such date used for purposes of such estimates were $56.42 per Bbl of crude oil and $5.83 per Mcf of natural gas. It is also assumed that we will make future capital expenditures of approximately $83.0 million in the aggregate, most of which is in the years 2007 through 2012, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

     We file reports of our estimated natural gas and crude oil reserves with the Department of Energy. The reserves reported to this agency are required to be reported on a gross operated basis and therefore are not comparable to the reserve data reported herein.

Crude Oil, Natural Gas Liquids, and Natural Gas Production and Sales Prices

     The following table presents our net crude oil, net natural gas liquids and net natural gas production, the average sales price per Bbl of crude oil and natural gas liquids and per Mcf of natural gas produced and the average cost of production per Mcfe of production sold, for the three years ended December 31, 2006:

                                                              2006           2005           2004
                                                         --------------- -------------- --------------
             Crude oil production (Bbls)                       200,436         194,366        220,409
             Natural gas production (Mcf)                    6,515,055       4,942,355      4,403,030
             Natural gas liquids production (Bbls)                   -               -          8,875
             Total production (Mmcfe)   (2)                      7,718           6,109          5,779
             Average sales price per Bbl of crude oil    $       62.10   $       53.27  $       40.12
             Average sales price per Mcf of natural
                  gas (1)                                $        5.78   $        7.48  $        5.45



             Average sales price per Bbl of natural
                  gas liquids                            $        -      $           -  $       26.32
             Average sales price per Mcfe                $        6.49   $        7.75  $        5.72
             Average cost of production per Mcfe
                  produced (2)                           $        1.52   $        1.82  $        1.48

------------------
(1)  Average sales prices are net of hedging activity.
(2) Natural gas and crude oil were combined by converting crude oil and natural gas liquids to a Mcf equivalent on the basis of 1 Bbl of crude oil and natural gas liquid equals 6 Mcf of natural gas. Production costs include direct operating costs, ad valorem taxes and gross production taxes.

Drilling Activities

     The following table sets forth our gross and net working interests in exploratory and development wells drilled during the three years ended December 31, 2006:

                                     2006                               2005                              2004
                         ------------------------------------------------------------------------------------------------
                          Gross(1)            Net(2)          Gross(1)           Net(2)          Gross(1)         Net(2)
                         ------------       ----------      ------------       ----------       ----------       --------
Exploratory(3)
  Productive(4)
          Crude oil                -                                1.0              1.0              2.0            2.0
          Natural gas            1.0              1.0               1.0              1.0                -              -
  Dry holes(5)                   1.0              1.0                 -                -                -              -
                         ------------       ----------      ------------       ----------       ----------       --------
                  Total          2.0              2.0               2.0              2.0              2.0            2.0
                         ============       ==========      ============       ==========       ==========       ========
Development(6)
  Productive (4)
          Crude oil              2.0              1.2               4.0              4.0                -              -
          Natural gas            1.0              1.0               5.0              5.0              1.0            1.0
  Dry holes (5)                    -                -               1.0              1.0              1.0            1.0
                         ------------       ----------      ------------       ----------       ----------       --------
                Total            3.0              2.2              10.0             10.0              2.0            2.0
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

     As of March 9, 2007, we had 3 wells in process of drilling and/or completing.

Office Facilities

     Our executive and administrative offices are located at 500 North Loop 1604 East, Suite 100, San Antonio, Texas 78232, consisting of approximately 12,650 square feet leased through January 2009 at an aggregate base rate of $21,152 per month. We also have an office in Midland, Texas consisting of 570 square feet leased through February 2008 at an aggregate base rate of $439 per month.

Other Properties

     We own 10 acres of land, an office building, workshop, warehouse and house in Sinton, Texas, 2.8 acres of land and an office building in Scurry County, Texas, 600 acres of land in Scurry County, Texas, 160 acres of land in Coke County, Texas and 11,537 acres of land in Pecos County, Texas. We also own 22 vehicles which are used in the field by employees. We own two workover rigs, which are used for servicing our wells.

Item 3. Legal Proceedings

     From time to time, Abraxas is involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 2006, Abraxas was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on Abraxas.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

Item5. Market for Registrant's Common Equity, Related Stockholder Matters and
       Issuer Purchases of Equity Securities

Market Information

     Our common stock began trading on the American Stock Exchange on August 18, 2000, under the symbol "ABP." The following table sets forth certain information as to the high and low sales price quoted for our common stock on the American Stock Exchange.

             Period                                     High        Low
2005
             First Quarter                             $   2.92   $    1.92
             Second Quarter                                3.38        2.15
             Third Quarter                                 8.99        2.71
             Fourth Quarter                                9.25        5.15

2006
             First Quarter                             $   7.25   $    5.24
             Second Quarter                                6.50        4.00
             Third Quarter                                 4.86        2.90
             Fourth Quarter                                4.35        2.90

2007         First Quarter (Through March 9, 2007)     $   3.42   $    2.81

Holders

     As of March 9, 2007, we had 42,769,284 shares of common stock outstanding and had approximately 1,206 stockholders of record.

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

Performance Graph

     Set forth below is a performance graph comparing yearly cumulative total stockholder return on the Abraxas common stock with (a) the monthly index of stocks included in the Standard and Poor's 500 Index and (b) the Energy Capital Solutions Index (the "ECS Index") of stocks of crude oil and natural gas exploration and production companies with a market capitalization of less than $800 million (the "Comparable Companies"). The Comparable Companies are: Adams Resources & Energy Inc., Callon Petroleum Company, Carrizo Oil & Gas Inc., Clayton Williams Energy Inc., Double Eagle Petroleum Company, Edge Petroleum Corporation, Contango Oil & Gas Company, CREDO Petroleum Corporation, Markwest Hydrocarbon Inc., NGAS Resources Inc., Parallel Petroleum Corporation and Arena Resources Inc.

     All of these cumulative total returns are computed assuming the value of the investment in Abraxas common stock and each index as $100.00 on December 31, 2001, and the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. The years compared are 2002, 2003, 2004, 2005 and 2006.

                       [GRAPHIC OMITTED][GRAPHIC OMITTED]
Quarterly

                   Small Cap Index      S&P 500                        ABP
         12/31/2001     $100.00      12/31/2001     $100.00     12/31/2001      $100.00
          3/29/2002     $109.30       3/29/2002      $99.94      3/29/2002      $100.76
          6/28/2002      $98.30       6/28/2002      $86.22      6/28/2002       $56.82
          9/27/2002      $86.17       9/27/2002      $72.07      9/27/2002       $56.82
         12/31/2002      $98.07      12/31/2002      $76.63     12/31/2002       $42.42
          3/31/2003      $98.41       3/31/2003      $73.88      3/31/2003       $51.52
          6/30/2003     $140.06       6/30/2003      $84.88      6/30/2003       $81.82
          9/30/2003     $148.41       9/30/2003      $86.75      9/30/2003       $68.18
         12/31/2003     $201.65      12/31/2003      $96.85     12/31/2003       $93.18
          3/31/2004     $227.72       3/31/2004      $98.10      3/31/2004      $200.76
          6/30/2004     $224.40       6/30/2004      $99.37      6/30/2004      $125.76
          9/30/2004     $220.12       9/30/2004      $97.08      9/30/2004      $161.36
         12/31/2004     $251.01      12/31/2004     $105.56     12/31/2004      $175.76
          3/31/2005     $315.58       3/31/2005     $102.83      3/31/2005      $215.15
          6/30/2005     $324.15       6/30/2005     $103.77      6/30/2005      $209.09
          9/30/2005     $492.48       9/30/2005     $107.03      9/30/2005      $600.76
         12/30/2005     $469.62      12/30/2005     $108.73     12/30/2005      $400.00
          3/31/2006     $509.42       3/31/2006     $112.78      3/31/2006      $444.70
          6/30/2006     $534.02       6/30/2006     $110.64      6/30/2006      $327.27
          9/29/2006     $478.98       9/29/2006     $116.36      9/29/2006      $231.82
         12/29/2006     $602.29      12/29/2006     $123.54     12/29/2006      $234.09



                                  Dec-01     Dec-02     Dec-03     Dec-04      Dec-05      Dec-06
           ECS Index              100.00      98.07     201.65     251.01      469.62      602.29
           S&P 500                100.00      76.63      96.85     105.56      108.73      123.54
           ABP                    100.00      42.42      93.18     175.76      400.00      234.09


Item 6. Selected Financial Data

     The following selected financial data as of and for the years ended is derived from our Consolidated Financial Statements. The data should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and other financial information included herein. See "Financial Statements" in Item 8.

                                                                          Year Ended December 31,
                                           --------------------------------------------------------------------------------------
                                                2006            2005             2004              2003              2002
                                                ----            -----            ----              ----              -----
                                                               (Dollars in thousands except per share data)
Total revenue - continuing operations      $     51,723     $    48,625       $  33,854       $    30,380       $    21,541
Net income (loss)                          $      1,246     $    19,117 (1)$     12,360 (2)   $    56,798 (3)   $  (119,197) (4)
Net income (loss) - discontinued
   operations                              $        -       $    12,846 (1)   $   3,323       $    70,024 (3)   $   (63,355)
Net income (loss) - continuing
   operations                              $      1,246     $     6,271       $   9,037       $   (13,226)      $   (55,842)
Net income (loss) per common share  -
   diluted                                 $       0.03     $      0.46       $    0.32       $      1.61       $     (3.98)
Weighted average shares outstanding -
   diluted (in thousands)                        43,862          41,164          38,895            35,364 (5)        29,979
Total assets                               $    117,486     $   121,866       $ 152,685       $   126,437       $   181,425
Long-term debt, excluding current
   maturities                              $    127,614     $   129,527       $ 126,425       $   184,649       $   201,850
Total stockholders' equity (deficit)       $    (21,619)    $   (23,701)      $ (53,464)      $   (72,203)      $  (142,254)

------------------

(1) Includes gain on the sale of foreign subsidiary of $17.3 million net of non-cash tax of $6.1 million.

(2) Includes gain on debt extinguishment of $12.6 million and a deferred tax benefit of $6.1 million.
(3)  Includes gain on sale of foreign subsidiaries of $ 68.9 million in 2003.
(4) Includes ceiling limitation write-down of $116.0 million ($28.2 million related to continuing operations).
(5) For the year ended December 31, 2003, 711,928 shares were excluded from the calculation of diluted earnings per share since their inclusion would have been antidilutive.

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

General

     We are an independent energy company primarily engaged in the development, and production of natural gas and crude oil. Historically, we have grown through the acquisition and subsequent development and exploration of producing properties, principally through the redevelopment of old fields utilizing new technologies such as modern log analysis and reservoir modeling techniques as well as 3-D seismic surveys and horizontal drilling. As a result of these activities, we believe that we have a substantial inventory of development opportunities, which provide a basis for significant production and reserve increases. In addition, we intend to expand upon our development activities with complementary exploration projects in our core areas of operation.

     While we have attained positive net income from continuing operations in three of the last five years, there can be no assurance that operating income and net earnings will be achieved in future periods. Our financial results depend upon many factors which significantly affect our results of operations including the following:

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

     Commodity Prices and Hedging Activities. The results of our operations are highly dependent upon the prices received for our natural gas and crude oil production. Substantially all of our sales of natural gas and crude oil are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our natural gas and crude oil production are dependent upon numerous factors beyond our control. Significant declines in prices for natural gas and crude oil could have a material adverse effect on our financial condition, results of operations and quantities of reserves recoverable on an economic basis. Recently, the prices of natural gas and crude oil have been volatile. During the first half of 2006, prices for natural gas and crude oil were sustained at record or near-record levels. Supply and geopolitical uncertainties resulted in significant price volatility during the remainder of 2006 with both natural gas and crude oil prices weakening. New York Mercantile Exchange (NYMEX) futures prices for West Texas Intermediate (WTI) crude oil averaged $66.18 per barrel for the year, with a low price of about $56.27 per barrel occurring in the fourth quarter of 2006. U.S. natural gas pricing declined during 2006. NYMEX Henry Hub futures prices averaged $6.98 per million

British thermal units (MMBtu) during 2006 as compared to $9.13 per MMBtu during 2005. The natural gas market continues to be driven by high natural gas storage inventories and mild early winter conditions for much of the country. NYMEX natural gas prices ended the year at about $6.30 per MMBtu. The outlook for the commodity markets in 2007 calls for continued volatility.

     We seek to reduce our exposure to price volatility by hedging our production through price floors. In 2005 we incurred a hedging loss of $592,000. For the years ended December 31, 2004 and 2006 we recognized gains from hedging activities of approximately $118,000 and $646,000 respectively.

     Under the terms of our revolving credit facility, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our natural gas and crude oil production, on an equivalent basis, for a rolling six month period. We currently have the following hedges in place:

           Time Period                         Notional Quantities                      Price
---------------------------------- -------------------------------------------- ----------------------
April 2007                         10,000 MMbtu of production per day           Floor of $ 4.50
May 2007                           10,000 MMbtu of production per day           Floor of $ 5.00
June 2007                          10,000 MMbtu of production per day           Floor of $ 5.00
July 2007                          10,000 MMbtu of production per day           Floor of $ 4.25
August 2007                        10,000 MMbtu of production per day           Floor of $ 5.00
September 2007                     10,000 MMbtu of production per day           Floor of $ 5.50

     At December 31, 2006 the aggregate fair market value of our hedges was approximately $157,286.

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

     We had capital expenditures for 2006 of $26.3 million and have a capital budget for 2007 ranging from $27 to $44 million in 2007, the exact amount of which will depend on our success rate, production levels and commodity prices. During 2006, our production volumes increased by 26% over 2005.

     Availability of Capital. As described more fully under "Liquidity and Capital Resources" below, our sources of capital going forward will primarily be cash from operating activities, funding under our revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. We currently have approximately $12.7 million of availability under our revolving credit facility. We may also seek equity capital in order to fund our planned drilling expenditures.

     Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and large inventory of drilling projects position us for future growth. Our properties are concentrated in locations that facilitate substantial economies of scale in drilling and production operations and more efficient reservoir management practices. We operate 94% of the properties accounting for approximately 93% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. In addition, we have 51 proved undeveloped projects and have identified over 500 drilling and recompletion opportunities on our existing acreage, the successful development of which we believe could significantly increase our daily production and proved reserves.

     Our future natural gas and crude oil production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our natural gas and crude oil properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. For example, in 2006, while we have had some success in pursuing these activities, we were not able to fully replace the production volumes lost from natural field declines and property sales. If our proved reserves continue to decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our revolving credit facility will also decline. In addition, approximately 52% of our total estimated proved reserves at December 31, 2006 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. For a more complete discussion of these risks please see "Risk Factors--We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition would be adversely affected."

     Borrowings and Interest. We currently have indebtedness of approximately $127.3 million and availability of $12.7 million under the revolving credit facility. Cash interest expense was $16.6 million during 2006 and based on current interest rates and our outstanding indebtedness at March 9, 2007, would be approximately $16.3 million for 2007. This increase in cash interest expense resulted in a larger percentage of our production and cash flow from operations being used to meet our debt service requirements. As a result, we will need to increase our cash flow from operations in order to fund the development of our numerous drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

Results of Operations

     Selected Operating Data. The following table sets forth certain of our operating data for the periods presented. All data has been restated to reflect continuing operations.

                                                                    Years Ended December 31
                                                 --------------------------------------------------------------
                                                         (dollars in thousands, except per unit data)
                                                        2006                  2005                 2004
                                                 -------------------   -------------------  -------------------
Operating revenue(1):
   Crude oil sales.............................    $     12,446          $     10,354         $      8,843
   NGLs sales .................................               -                     -                  234
   Natural gas sales...........................          37,648                36,960               23,996
   Rig and other...............................           1,629                 1,311                  781
                                                 -------------------   -------------------  -------------------
   Total operating revenues ...................    $     51,723          $     48,625         $     33,854
                                                 ===================   ===================  ===================

   Operating income  ..........................    $     19,575          $     22,104         $     12,165

   Crude oil production (MBbls)................           200.4                 194.4                220.4
   NGLs production (MBbls).....................            -                     -                     8.9
   Natural gas production (MMcf)...............         6,515.0               4,942.4              4,403.0

   Average crude oil sales price (per Bbl)         $      62.10          $      53.27         $      40.12
   Average NGLs sales price (per Bbl)              $       -             $       -            $      26.32
   Average natural gas sales price (per Mcf)       $       5.78          $       7.48         $       5.45

-------------------
(1) Revenue and average sales prices are net of hedging activities.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

     Operating Revenue. During the year ended December 31, 2006, operating revenue from natural gas and crude oil sales increased by $2.8 million from $47.3 million in 2005 to $50.1 million in 2006. The increase in revenue was primarily due to increased production volumes in 2006 as compared to 2005 offset by lower natural gas prices realized in 2006 as compared to 2005. Higher production volumes contributed $12.1 million to natural gas and crude oil revenue, and increased crude oil realized prices contributed $1.8 million. Lower natural gas prices had a negative impact of $11.1 million on natural gas and crude oil revenue during 2006.

     Crude oil sales volumes increased from 194.4 MBbls in 2005 to 200.4 MBbls during 2006. The increase in crude oil production was primarily due to production from wells in Wyoming and south Texas that were brought onto production during 2006. Natural gas sales volumes increased from 4.9 Bcf in 2005 to 6.5 Bcf in 2006. This increase was primarily due to production from a west Texas well drilled and brought onto production in August 2005. This well produced 2.2 Bcf in 2006 as compared to 0.6 Bcf in 2005. The increase in production was partially offset by natural field declines and the sale of properties in Live Oak County, Texas effective August 1, 2006. These properties produced 286.8 MMcf in 2005 compared to 182.3 MMcf in 2006 through the date of sale.

         Average sales prices in 2006 net of hedging costs were:

         o     $62.10 per Bbl of crude oil, and
         o     $ 5.78 per Mcf of natural gas.

         Average sales prices in 2005 net of hedging costs were:

         o     $53.27 per Bbl of crude oil, and
         o     $ 7.48 per Mcf of natural gas.

     Lease Operating Expense and Production Taxes. Lease operating expense, or LOE, increased from $11.1 million in 2005 to $11.8 million in 2006. The increase in LOE was primarily due to a general increase in the cost of field services. Lower production taxes, due to the lower realized price for natural gas, were offset by increased advalorem taxes related to new wells. Our LOE on a per Mcfe basis for the year ended December 31, 2006 was $1.52 per Mcfe compared to $1.82 per Mcfe in 2005. The decrease on a per Mcfe basis was primarily due to increased production volumes in 2006 as compared to 2005.

     G&A Expense. General and administrative, or G&A expense, excluding stock based compensation decreased from $5.5 million in 2005 to $4.2 million in 2006. The decrease in G&A expense in 2006 was primarily due to higher performance bonuses in 2005 as compared to 2006. Performance bonuses amounted to $162,000 in 2006, as compared to $960,000 in 2005. Our G&A expense on a per Mcfe basis decreased from $0.90 in 2005 to $0.54 in 2006. The decrease in the per Mcfe cost was due to decreased G&A expense in 2006 as compared to 2005 as well as increased production volumes in 2006 as compared to 2005.

     Stock-based Compensation. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. In December 2005, we elected early adoption of SFAS 123R .

     SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. We elected to use the "modified retrospective" method. Under the "modified retrospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The "modified retrospective" method, also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123, accordingly we have restated prior year financial statements to reflect this method.

     As a result of the retrospective adoption of SFAS 123R, the expenses previously recognized under the rules of variable accounting were reversed and a compensation expense measured according to SFAS 123R was recorded. As a result, we recognized stock-based compensation of $998,000 during 2006 as a result of the adoption of this accounting change compared to $247,000 in 2005, as restated. The increase in stock-based compensation in 2006 as compared to 2005 was due to new options granted during the latter part of 2005 and the first half of 2006 and the increase in the calculated fair value of these grants due to higher option prices as a result of the increase in the price of our Common Stock over previous option grants. Also contributing to the increase was director options grants that vest upon issuance resulting in all of the fair value of the options being recognized as stock-based compensation in the current period.

     We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or "lattice" model. Based upon research done by us on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, we have determined that we will continue to use the Black-Scholes model for option valuation.

     DD&A Expense. Depreciation, depletion and amortization, or DD&A, expense increased from $8.9 million in 2005 to $14.4 million in 2006. The increase in DD&A was primarily due to increased production volumes in 2006 as well as a general increase in drilling and development cost in 2006 as compared to 2005. The increase in development cost was a result of an increase in estimated future development cost which causes an increase in the depletion base on which depletion is calculated. Our DD&A expense on a per Mcfe basis for 2006 was $1.86 per Mcfe as compared to $1.46 per Mcfe in 2005. The increase in the per Mcfe basis was due to the increased depletion base as a result of higher estimated future development cost in 2006 as compared to 2005 which was partially offset by higher production volumes in 2006.

     Interest Expense. Interest expense increased from $14.0 million to $16.8 million for 2006 compared to 2005. The increase in interest expense was primarily due to increased interest rates during 2006.

     Income from discontinued operations. Income from discontinued operations was $12.8 million in 2005. There was no income from discontinued operations in 2006. On February 28, 2005, Grey Wolf Exploration Inc. completed an IPO resulting in Abraxas substantially divesting itself of its investment in Grey Wolf. The operations of Grey Wolf, previously reported as a business segment, are reported as discontinued operations for all periods presented in the accompanying financial statements and the operating results are reflected separately from the results of continuing operations.

     Income from discontinued operations for the period ended December 31, 2005 included a gain on the disposal of Grey Wolf of $17.3 million, net of non-cash income tax of $6.1 million, and a loss from operations, including debt retirement costs, of $4.4 million.

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

     Prior to 2005, we were being paid on certain wells for the natural gas liquid content of the gas as a separate component as well as the value of the residue gas after processing. In 2005 we elected to be paid for this natural gas at the wellhead. Accordingly, we did not recognize any natural gas liquids revenue in 2005. Crude oil sales volumes decreased slightly from 220.4 MBbls in 2004 to 194.4 MBbls during 2005. The decrease was primarily due to natural field declines. Natural gas sales volumes increased from 4.4 Bcf in 2004 to 4.9 Bcf in 2005. This increase was primarily due to new production during 2005 offset by natural field declines. New production brought on line at various times during 2005 contributed 1.1 Bcf to natural gas production and was partially offset by natural field decline.

         Average sales prices in 2005 net of hedging costs were:

         o     $53.27 per Bbl of crude oil,and
         o     $ 7.48 per Mcf of natural gas.

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

     G&A Expense. G&A expense, excluding stock-based compensation, increased from $5.1 million in 2004 to $5.5 million in 2005. The increase in G&A expense in 2005 was primarily due to higher performance bonuses in 2005 as compared to 2004. Our G&A expense on a per Mcfe basis increased from $0.89 in 2004 to $0.90 in 2005. The increase in the per Mcfe cost was due to increased expense in 2005 as compared to 2004.

     Stock-based Compensation. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. In December 2005, we elected early adoption of SFAS 123R.

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

     We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or "lattice" model. Based upon research done by us on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, we have determined that we will continue to use the Black-Scholes model for option valuation.

     DD&A Expense. DD&A expense increased from $7.2 million in 2004 to $8.9 million in 2005. The increase in DD&A was primarily due to increased production volumes in 2005 and increased capital expenditures in 2005 as compared to 2004. Our DD&A expense on a per Mcfe basis for 2005 was $1.46 per Mcfe as compared to $1.25 per Mcfe in 2004.

     Interest Expense. Interest expense decreased from $17.9 million to $14.0 million for 2005 compared to 2004. The decrease in interest expense was due to decreased debt levels during 2005. While the outstanding debt at December 31, 2005 was slightly higher than the balance as December 31, 2004, the level of debt during the course of 2004, prior to the financial restructuring that occurred in October 2004, was significantly higher. In addition, during most of 2004, interest on our then outstanding secured notes was payable by the issuance of additional notes, which caused our cash interest expense in 2004 to be $7.6 million. With the issuance of the notes in October 2004, interest became payable in cash, which led to all of the interest paid in 2005 being paid in cash.

     Financing Costs. Financing costs in 2004 were $1.7 million compared to zero in 2005. Financing costs represent costs related to refinancing activities, which do not qualify for amortization over the life of the debt. The 2004 costs relate to the refinancing activities during 2004. We did not undertake any activities in 2005 which would have given rise to financing costs.

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

     Working Capital (Deficit). At December 31, 2006 our current liabilities of approximately $10.5 million exceeded our current assets of $6.8 million resulting in a working capital deficit of $3.7 million. This compares to a working capital deficit of $4.9 million as of December 31, 2005. Current liabilities as of December 31, 2006 consisted of trade payables of $5.3 million, revenues due third parties $2.6 million, accrued interest of $1.4 million and other accrued liabilities of $ 1.2 million.

     Capital Expenditures. Capital expenditures related to our continuing operations in 2006, 2005 and 2004 were $26.3 million, $35.4 million and $9.3 million, respectively. The table below sets forth the components of these capital expenditures for the three years ended December 31, 2006.

                                                      Year Ended December 31
                                       ------------------------------------------------------------
                                              2006                2005                 2004
                                       ------------------- --------------------  ------------------
                                                          (dollars in thousands)
Expenditure category:
      Exploration/Development             $    26,117         $    34,991           $    9,088
      Facilities and other                        229                 359                  181
                                       ------------------- --------------------  ------------------
      Total                               $    26,346         $    35,350           $    9,269
                                       =================== ====================  ==================

     During 2006, 2005 and 2004, capital expenditures were primarily for the development of existing properties. We anticipate making capital expenditures for 2007 ranging from $27 to $44 million which will be used primarily for the development of our current properties. These anticipated expenditures are subject to adequate cash flow from operations and availability under our revolving credit facility. If these sources of funding do not prove to be sufficient, we may also issue additional shares of equity securities although we may not be able to complete equity financings on terms acceptable to us, if at all. Our ability to make all of our budgeted capital expenditures will also be subject to availability of drilling rigs and other field equipment and services. Our capital expenditures could also include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of natural gas and crude oil continue to decline and if our costs of operations continue to increase as a result of the scarcity of drilling rigs or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset natural gas and crude oil production volumes decreases caused by natural field declines and sales of producing properties, if any.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities, related to continuing operations, are summarized in the following table and discussed in further detail below:

                                                                 Year Ended December 31,
                                                     -------------------------------------------------
                                                         2006             2005              2004
                                                     -----------      ------------     ---------------
                                                                  (dollars in thousands)
Net cash provided by operating activities              $ 15,561          $ 21,099        $ 27,000
Net cash used in investing activities                   (14,102)          (35,350)         (9,269)
Net cash (used in) provided by financing activities
                                                         (1,458)           14,877         (65,684)
                                                     -----------       -----------     ---------------
Total                                                $        1        $      626      $  (47,953)
                                                     ===========       ===========     ===============

     Operating activities for the year ended December 31, 2006 provided us with $15.6 million of cash. Expenditures in 2006 of approximately $26.3 were primarily for the development of natural gas and crude oil properties offset by proceeds from the sale of oil and gas properties of $12.2 million. Financing activities used $1.5 million during 2006, of which $20.4 million was provided from long-term borrowing offset by $22.4 million of payments on long-term debt.

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

     Operating activities for the year ended December 31, 2004 provided us with $27.0 million of cash. Investing activities used $9.3 million during 2004 primarily for the development of natural gas and crude oil properties. Financing activities used $65.7 million during 2004, primarily for payments on long-term debt and deferred financing fees

     Future Capital Resources. We currently have three principal sources of liquidity going forward: (i) cash from operating activities, (ii) funding under our revolving credit facility, and (iii) if an appropriate opportunity presents itself, the sale of producing properties. If these sources of liquidity do not prove to be sufficient, we may also issue additional shares of equity securities although we may not be able to complete equity financings on terms acceptable to us, if at all. Covenants under the indenture for the notes and the revolving credit facility restrict our use of cash from operating activities, cash on hand and any proceeds from asset sales. Under the terms of the notes, proceeds of optional sales of our assets that are not timely reinvested in new natural gas and crude oil assets will be required to be used to reduce indebtedness and proceeds of mandatory sales must be used to redeem indebtedness. The terms of the notes and the revolving credit facility also substantially restrict our ability to:

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

     Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. Due to sales of properties in 2002 and 2003, the divestiture of Grey Wolf during the first quarter of 2005, property sales in 2006 and restrictions on capital expenditures under the terms of our 11 1/2% secured notes due 2007 (which were refinanced in October 2004), we now have significantly reduced reserves and production as compared with pre-2003 levels. In the future, if an appropriate opportunity presents itself, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. . While we have had some success in pursuing these activities, we have not been able to fully replace the production volumes lost from natural field declines and property sales. For example, during 2006, we added approximately 3.6 Bcfe of proved reserves which were offset by
1.8 Bcfe of reserves attributable to properties we sold and 7.7 Bcfe of production. If our proved reserves continue to decline in the future, our production will also decline and, consequently our cash flow from operations and the amount that we are able to borrow under our revolving credit facility will also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 52% of our total estimated proved reserves at December 31, 2006 were undeveloped. During 2006, we expended approximately $26.1 million for wells in south Texas, west Texas and Wyoming. These activities did not result in significant new production or reserves. In west Texas we are currently completing two wells in the Bell and Cherry Canyon Sands. In the Oates SW Field of Pecos County, Texas, we have a well that is currently awaiting a drilling rig to drill the horizontal lateral in the Devonian formation. We continue to perform general well maintenance and work-overs utilizing our own work-over rigs. In addition, approximately 29% of our production for the year ended December 31, 2006 was from a single well in west Texas. If production from this well decreases, the volume of our production would also decrease which, in turn, would likely cause our cash flow from operations to decrease.

     Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

         o     Long-term debt

         o     Operating leases for office facilities

     We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2006.

                                                               Payments due in:
                                   ------------------------------------------------------------------------
Contractual Obligations (dollars
in thousands)                          Total           2007       2008-2009      2010-2011     Thereafter

-----------------------------------------------------------------------------------------------------------
Long-Term Debt (1)                 $   127,614     $        -    $  127,614    $        -     $        -
Interest on long-term debt (2)          47,292         16,304        30,988             -              -
Operating Leases (3)                       534            259           275             -              -
                                   --------------- ------------- ------------- -------------- -------------
    Total                          $   175,440     $   16,563    $  158,877    $        -     $        -
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

     We maintain a reserve for cost associated with the retirement of tangible long-lived assets. At December 31, 2006 our reserve for these obligations totaled $1.0 million for which no contractual commitment exist. For additional information relating to this obligation, see Note 1 of Notes to Consolidated Financial Statements.

     Off-Balance Sheet Arrangements. At December 31, 2006, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

     Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2006 we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

     Other obligations. We make and will continue to make substantial capital expenditures for the acquisition, exploration, development and production of crude oil and natural gas. In the past, we have funded our operations and capital expenditures primarily through cash flow from operations, sales of properties, sales of production payments and borrowings under our bank credit facilities and other sources. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion.

     Long-Term Indebtedness.

         The following table sets forth our long-term indebtedness as of December 31, 2006 and 2005.

                                                  Long Term Indebtedness

                                                        December 31
                                               ---------------------------------
                                                       2006             2005
                                               ----------------- ---------------
                                                          (in thousands)
  Floating rate senior secured notes due 2009....  $  125,000        $  125,000
  Senior secured revolving credit facility.......       2,614             4,527
                                               ----------------- ---------------
                                                      127,614           129,527
  Less current maturities .......................           -                 -
                                               ----------------- ---------------
                                                    $ 127,614         $ 129,527
                                               ================= ===============

     Floating Rate Senior Secured Notes due 2009. In connection with the October 2004 financial restructuring, Abraxas issued $125 million in aggregate principal amount of Floating Rate Senior Secured Notes due 2009. The notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004 at a per annum floating rate of six-month LIBOR plus 7.50%. The current interest rate is 12.85% per annum. The interest rate is reset semi-annually on each June 1 and December 1. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

     The notes rank equally among themselves and with all of our unsubordinated and secured indebtedness, including our credit facility and senior in right of payment to our existing and future subordinated indebtedness.

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

     The notes may be redeemed, at our election, as a whole or from time to time in part, at any time after April 28, 2007, upon not less than 30 nor more than 60 days notice to each holder of notes to be redeemed, subject to the conditions and at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest and Liquidating Damages( as defined in the indenture) if any, to the applicable redemption date.

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

     Under the revolving credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements. The revolving credit facility requires us to maintain a minimum net cash interest coverage ratio and also requires us to enter into hedging agreements on not less than 25% or more than 75% of our projected natural gas and crude oil production.

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

Net Operating Loss Carryforwards

     At December 31, 2006, we had, subject to the limitation discussed below, $192.7 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2026 if not utilized.

     Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have established a valuation allowance of $66.9 million for deferred tax assets at December 31, 2006 and 2005.

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

     Due to the volatility of natural gas and crude oil prices and, to a lesser extent, interest rates, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2006 and 2005 the net market value of our derivatives was an asset of $157,286 and $75,817 respectively.

     Share-Based Payments. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. The Company has elected early adoption of SFAS 123R .

     SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. The Company has elected to use the "modified retrospective" method. Under the "modified retrospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The "modified retrospective " method also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with this standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, "Accounting for Stock-Based Compensation." Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.

     The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or "lattice" model. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use the Black-Scholes model for option valuation.

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

New  Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 requires an entity to evaluate its tax positions following a two-step process. The first step requires an entity to determine whether it is more-likely-than-not that a tax position will be sustained based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more-likely-than-not criterion. Each recognized tax position should be measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.


     FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of initially applying FIN 48 is required to be recognized as a cumulative effect adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact of applying this guidance if any.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition if any. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006 and was adopted by the company effective October 1, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statements.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

     As an independent natural gas and crude oil producer, our revenue, cash flow from operations, other income and equity earnings and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil, natural gas and natural gas liquids. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of natural gas and crude oil that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for natural gas and crude oil production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2006, a 10% decline in natural gas and crude oil, prices would have reduced our operating revenue and cash flow by approximately $5.1 million for the year.

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

     We currently have the following hedges in place:

           Time Period                         Notional Quantities                      Price
---------------------------------- -------------------------------------------- ----------------------
April 2007                         10,000 MMbtu of production per day           Floor of $ 4.50
May 2007                           10,000 MMbtu of production per day           Floor of $ 5.00
June 2007                          10,000 MMbtu of production per day           Floor of $ 5.00
July 2007                          10,000 MMbtu of production per day           Floor of $ 4.25
August 2007                        10,000 MMbtu of production per day           Floor of $ 5.00
September 2007                     10,000 MMbtu of production per day           Floor of $ 5.50

         At December 31, 2006 the aggregate fair market value of our hedges was approximately $157,286.

Interest rate risk

     At December 31, 2006 we had $125.0 million in outstanding indebtedness under the floating rate senior secured notes due 2009. The notes bear interest at a per annum rate of six-month LIBOR plus 7.5%. The rate is redetermined on June 1 and December 1 of each year, beginning June 1, 2005. The current rate on the notes is 12.85%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.3 million on an annual basis. At December 31, 2006, we had $2.6 million outstanding indebtedness under our revolving credit facility. Interest on this facility accrues at the prime rate announced by Wells Fargo Bank plus 1.00%. For every percentage point increase in the announced prime rate, our interest expense would increase by approximately $26,000 on an annual basis.

Item 8. Financial Statements and Supplementary Data

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

     Management's Annual Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. BDO Seidman, LLP, our registered public accountants, also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent public accounting firm's attestation report are included in our 2006 Financial Statements in Item 15 under the captions "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

     Changes in Internal Control over Financial Reporting. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting

Item 9B. Other Information

         None.


                                    PART III

Item 10. Directors,  Executive  Officers and  Corporate  Governance  of the
         Registrant

     There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2007 Annual Meeting of Stockholders which appears therein under the caption "Election of Directors - Board of Directors and Executive Officers," " Code of Ethics" and " Committees of the Board of Directors."

Audit Committee and Audit Committee Financial Expert

     The  Audit  Committee  of our  board  of  directors  consists  of C.  Scott
Bartlett, Jr., Frank M. Burke and Paul Powell. The board of directors has determined that each of the members of the Audit Committee is independent as determined in accordance with the listing standards of the American Stock Exchange and Item 7(d) (3) (iv) of Schedule 14A of the Exchange Act. In addition, the board of directors has determined that C. Scott Bartlett, Jr., as defined by SEC rules, is an audit committee financial expert.

Section 16(a) Compliance

     Section 16(a) of the Exchange Act requires Abraxas directors and executive officers and persons who own more than 10% of a registered class of Abraxas equity securities to file with the Securities and Exchange Commission and the AMEX initial reports of ownership and reports of changes in ownership of Abraxas common stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required. We believe that all our directors and executive officers complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act during 2006.

Item 11. Executive Compensation

     There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2007 Annual Meeting of Stockholders which appears therein under the captions " Election of Directors -Committees of the Board of Directors" and "Executive Compensation", except for those parts under the captions "Compensation Committee Report on Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2007 Annual Meeting of Stockholders which appears therein under the caption "Securities Holdings of Principal Stockholders, Directors, Nominees and Officers."

Item 13. Certain  Relationships  and  Related  Transactions,  and  Director
         Independence

     There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2007 Annual Meeting of Stockholders which appears therein under the captions "Certain Transactions" and "Election of Directors - Board Independence."

Item 14. Principal Accounting Fees and Services

     There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2007 Annual Meeting of Stockholders which appears therein under the caption "Principal Auditor Fees and Services."


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

         Consolidated Balance Sheets at December 31, 2006 and 2005..................................F-5

         Consolidated Statements of Operations for the years ended December 31, 2006
           2005 and 2004............................................................................F-7

         Consolidated Statements of Stockholders' Deficit for the years ended
           December 31, 2006, 2005 and 2004.........................................................F-8

         Consolidated Statements of Cash Flows for the years ended December 31, 2006,
           2005 and 2004............................................................................F-9

         Consolidated Statements of Other Comprehensive Income (loss) for the years ended
           December 31, 2006, 2005 and 2004.........................................................F-11

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

*10.2 Abraxas Petroleum Corporation Amended and Restated 1994 Long Term Incentive Plan. (Filed as Exhibit 10.4 to Abraxas' Registration Statement on Form S-4 filed on January 12, 2005).

*10.3 Abraxas Petroleum Corporation Incentive Performance Bonus Plan. (Filed as Exhibit 10.24 to Abraxas' Annual Report on Form 10-K filed on April 12, 1994).

10.4 Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed herewith).

10.5 Loan Agreement dated as of October 28, 2004 by and among Abraxas Petroleum Corporation, the Subsidiary Guarantors party thereto, Wells Fargo Foothill, Inc., as Arranger and Administrative Agent and the Lenders signatory thereto. (Filed as Exhibit 10.2 to Abraxas' Current Report on Form 8-K filed November 3, 2004).

10.6     Employment Agreement between Abraxas and Robert L. G. Watson. (Filed as
         Exhibit 10.19 to the 2000 S-1 Registration Statement).

*10.7    Employment Agreement between Abraxas and Chris E. Williford.  (Filed as
         Exhibit 10.20 to the 2000 S-1 Registration Statement).

*10.8    Employment  Agreement between Abraxas and Stephen T. Wendel.  (Filed as
         Exhibit 10.26 to the S-3 Registration Statement).

*10.9    Employment Agreement between Abraxas and William H. Wallace.  (Filed as
         Exhibit 10.27 to the S-3 Registration Statement).

*10.10   Employment Agreement between Abraxas and Lee T. Billingsley.  (Filed as
         Exhibit 10.28 to the S-3 Registration Statement).

10.11 Intercreditor, Security and Collateral Agency Agreement dated as of October 28, 2004 by and among Abraxas Petroleum Corporation, the Subsidiary Guarantors party thereto, Wells Fargo Foothill, Inc., Guggenheim Corporate Funding, LLC and U.S. Bank National Association. (Filed as Exhibit 10.5 to Abraxas' Current Report on Form 8-K filed November 3, 2004).

*10.12 Abraxas Petroleum Corporation 2005 Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Exhibit 10.1 to Abraxas' Current Report on Form 8-K filed June 6, 2005).

*10.13 Form of Stock Option Agreement under the Abraxas Petroleum Corporation 2005 Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as
         Exhibit  10.2 to  Abraxas'  Current  Report on Form 8-K  filed  June 6,
         2005).

*10.14 Abraxas Petroleum Corporation Senior Management Incentive Bonus Plan 2006 (Filed as exhibit 10 to 2005 Form 10-K filed March 22, 2006).

10.15 Common Stock Purchase Agreement made and entered into as of the 20th day of July, 2005, by and between Abraxas Petroleum Corporation and the Purchasers signatory thereto. (Filed as Exhibit 10.1 to Abraxas' Current Report on Form 8-K filed July 22, 2005).

10.16 Abraxas Petroleum Corporation 2005 Employee Long-Term Equity Incentive Plan (Filed as Exhibit 10.2 to Abraxas' Current Report on Form 8-K filed on May 26, 2006).

14.1 Abraxas Petroleum Corporation Code of Business Conduct and Ethics ((Filed as Exhibit 14.1 to Abraxas Annual Report on Form 10-K filed March 22, 2006).

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

                          ABRAXAS PETROLEUM CORPORATION

       By:/s/ Robert L.G. Watson            By: /s/ Chris E. Williford
          -------------------------------       ----------------------------
          President and Principal               Exec. Vice President and
          Executive Officer                     Principal Financial and
                                                Accounting Officer
         DATED: March 14, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                   Name and Title                  Date
         ---------                   --------------                  ----
/s/ Robert L.G. Watson         Chairman of the Board,
------------------------       President (Principal Executive
Robert L.G. Watson             Officer) and Director              March 14, 2007

/s/ Chris E. Williford         Exec. Vice President and
----------------------         Treasurer (Principal Financial
Chris E. Williford             and Accounting Officer)            March 14, 2007

/s/ Craig S. Bartlett, Jr.     Director                           March 14, 2007
--------------------------
Craig S. Bartlett, Jr.

/s/ Franklin A. Burke          Director                           March 14, 2007
----------------------
Franklin A. Burke

/s/ Harold D. Carter           Director                           March 14, 2007
----------------------
Harold D. Carter

/s/ Ralph F. Cox               Director                           March 14, 2007
----------------------
Ralph F. Cox

/s/ Barry J. Galt              Director                           March 14, 2007
------------------
Barry J. Galt

/s/ Dennis E. Logue            Director                           March 14, 2007
----------------------
Dennis E Logue

/s/ Paul Powell                Director                           March 14, 2007
----------------------
Paul Powell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Page
Abraxas Petroleum Corporation and Subsidiaries

Management's Report on Internal Control over Financial Reporting....................................F-2
Report of Independent Registered Public Accounting Firm.............................................F-3
Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting.................................................................................F-4
Consolidated Balance Sheets at December 31, 2006 and 2005...........................................F-5
Consolidated Statements of Operations for the years ended December 31, 2006
   2005 and 2004....................................................................................F-7
Consolidated Statements of Stockholders' Deficit for the years ended
   December 31, 2006, 2005 and 2004.................................................................F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2006,
   2005 and 2004....................................................................................F-9
Consolidated Statements of Other Comprehensive Income for the years ended
   December 31, 2006, 2005 and 2004.................................................................F-11
Notes to Consolidated Financial Statements .........................................................F-12


All schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Abraxas Petroleum Corporation:

     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

     Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and 2005, has been audited by BDO Seidman, LLP, an independent registered public accounting firm which also audited our consolidated financial statements. BDO Seidman's attestation report on management's assessment of our internal control over financial reporting is included under the heading "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

By:  /s/ Robert L.G. Watson                    By:  /s/ Chris E. Williford
     ----------------------                         ----------------------
     Robert L.G. Watson                             Chris E. Williford
     President and Chief Executive Officer          Executive Vice President and
                                                    Chief Financial Officer

San Antonio, Texas
March 9, 2007

Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
Abraxas Petroleum Corporation
San Antonio, Texas

     We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit, cash flows and other comprehensive income (loss) for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abraxas Petroleum Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Abraxas Petroleum Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion thereon.



/s/ BDO Seidman, LLP


Dallas, Texas
March 9, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting



The Board of Directors and Stockholders
Abraxas Petroleum Corporation

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting and Scope of Management's Report, that Abraxas Petroleum Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Abraxas Petroleum Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that Abraxas Petroleum Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Abraxas Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 of Abraxas Petroleum Corporation and our report dated March 9, 2007 expressed an unqualified opinion thereon.



/s/ BDO Seidman, LLP

Dallas, Texas
March 9, 2007


                          ABRAXAS PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                December 31
                                                                   --------------------------------------
                                                                         2006                2005
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)
Current assets:
   Cash ...................................................           $          43      $          42
   Accounts receivable:
       Joint owners .......................................                     556                540
       Oil and gas production sales .......................                   5,645              7,957
       Other ..............................................                      39                100
                                                                   ------------------ -------------------
                                                                              6,240              8,597
   Other current assets ...................................                     470              1,638
                                                                   ------------------ -------------------
       Total current assets................................                   6,753             10,277

Property and equipment:
     Oil and gas properties, full cost method of accounting:
       Proved .............................................                 347,245            333,373
     Other property and equipment .........................                   3,519              3,289
                                                                   ------------------ -------------------
           Total ..........................................                 350,764            336,662
      Less accumulated depreciation, depletion, and
       amortization .......................................                 245,807            231,414
                                                                   ------------------ -------------------
       Total property and equipment - net .................                 104,957            105,248

Deferred financing fees, net ..............................                   4,446              6,037
Other assets ..............................................                   1,330                304
                                                                   ------------------ -------------------
   Total assets ...........................................           $     117,486      $     121,866
                                                                   ================== ===================



           See accompanying notes to consolidated financial statements

                          ABRAXAS PETROLEUM CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                December 31
                                                                   --------------------------------------
                                                                         2006                2005
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)
Current liabilities:
   Accounts payable ..........................................        $       5,268      $       9,814
   Joint interest oil and gas production payable .............                2,621              3,481
   Accrued interest ..........................................                1,427              1,368
   Other accrued expenses ....................................                1,156                494
                                                                   ------------------ -------------------
      Total current liabilities................................              10,472             15,157

Long-term debt ...............................................              127,614            129,527

Future site restoration  .....................................                1,019                883

Commitments and contingencies                                                     -                  -

Stockholders' equity (deficit):
   Common stock, par value $.01 per share - authorized
     200,000,000 shares; issued 42,762,466 and 42,063,167 .                     428                421
   Additional paid-in capital ................................              164,210            162,795
   Accumulated deficit ......................................              (186,947)          (188,193)
   Treasury stock, at cost, 35,552 and 56,477 shares..........                 (285)              (408)
   Accumulated other comprehensive income.....................                  975              1,684
                                                                   ------------------ -------------------
Total stockholders' deficit...................................              (21,619)           (23,701)
                                                                   ------------------ -------------------
    Total liabilities and stockholders' deficit................        $     117,486      $     121,866
                                                                   ================== ===================



           See accompanying notes to consolidated financial statements

                          ABRAXAS PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31
                                                            ----------------------------------------------------------
                                                                     2006              2005               2004
                                                            ------------------- ------------------- ------------------
                                                                        (In thousands except per share data)
Revenues:
   Oil and gas production revenues .........................     $      50,094      $      47,314     $      33,073
   Rig revenues ............................................             1,613              1,295               771
   Other  ..................................................                16                 16                10
                                                              ----------------- ------------------- ------------------
                                                                        51,723             48,625            33,854
Operating costs and expenses:
   Lease operating and production taxes ....................            11,776             11,094             8,567
   Depreciation, depletion, and amortization ...............            14,393              8,914             7,213
   Rig operations ..........................................               819                756               671
   General and administrative (including stock-based
     compensation of  $998; $247; and $112).................             5,160              5,757             5,238
                                                              ----------------- ------------------- ------------------
                                                                        32,148             26,521            21,689
                                                              ----------------- ------------------- ------------------
Operating income ...........................................            19,575             22,104            12,165

Other (income) expense:
   Interest income .........................................               (29)               (19)              (10)
   Amortization of deferred financing fees .................             1,591              1,589             1,848
   Interest expense ........................................            16,767             13,989            17,867
   Financing costs..........................................                 -                  -             1,657
   Gain on debt redemption..................................                 -                  -           (12,561)
   Other ...................................................                 -                274               387
                                                              ----------------- ------------------- ------------------
                                                                        18,329             15,833             9,188
Net Income from continuing operations before income tax.....             1,246              6,271             2,977
Deferred income tax benefit.................................                 -                  -            (6,060)
                                                              ----------------- ------------------- ------------------
Income from continuing operations...........................             1,246              6,271             9,037
Net income  from discontinued operations....................                 -             12,846             3,323
                                                              ----------------- ------------------- ------------------
Net income..................................................     $       1,246      $      19,117     $      12,360
                                                              ================= =================== ==================


Basic earnings per common share:
   Net earnings  from continuing operations.................     $        0.03      $        0.16     $        0.25
   Discontinued operations .................................                 -               0.33              0.09
                                                              ----------------- ------------------- ------------------
Net income  per common share - basic .......................     $        0.03       $       0.49      $       0.34
                                                              ================= =================== ==================

Diluted earnings per common share:
   Net earnings from continuing operations..................     $        0.03       $       0.15      $       0.23
   Discontinued operations .................................                 -               0.31              0.09
                                                              ----------------- ------------------- ------------------
Net income  per common share  - diluted.....................     $        0.03       $       0.46      $       0.32
                                                              ================= =================== ==================


           See accompanying notes to consolidated financial statements


                          ABRAXAS PETROLEUM CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     (In thousands except number of shares)


                                                                                              Accumulated
                                  Common Stock        Treasury Stock  Additional                Other        Receivable
                             ----------------------------------------  Paid-In   Accumulated  Comprehensive     From
                               Shares     Amount  Shares     Amount    Capital    Deficit     Income (loss)  Stock Sale      Total
                             ----------- ------------------------------------------------------------------------------------------
Balance at December 31, 2003 36,024,308   $360  165,883   $  (964)   $ 147,804   $(219,670)   $  364             $(97)    $(72,203)
  Net  Income..............         -        -        -          -           -      12,360         -                -       12,360
      Foreign currency
        translation
        adjustment ........         -        -        -          -           -          -      2,704                -        2,704
  Proceeds from receivable          -        -        -          -           -          -          -               97           97
  Stock issued for
    compensation...........      58,808      1   (59,894)      415         (87)         -          -                -          329
  Stock-based compensation
    expense................         -        -        -          -         112          -          -                -          112
  Stock options and
    warrants exercised ....    513,929       5        -          -       3,132          -          -                -        3,137
                             -------------------------------------------------------------------------------------------------------
Balance at December 31, 2004 36,597,045    366   105,989      (549)    150,961    (207,310)    3,068                -      (53,464)
  Net Income...............         -        -        -          -           -      19,117         -                -       19,117
      Foreign currency
       translation
       adjustment ........          -        -        -          -           -          -     (3,068)               -       (3,068)
      Increase in carrying
         value of
         investments........        -        -        -          -           -          -      1,684                -        1,684
  Stock-based compensation.         -        -        -          -         247          -          -                -          247
  Shares issued for
   compensation............         -        -   (49,512)      141         (39)         -          -                -          102
  Stock options exercised..     461,408      5        -          -         423          -          -                -          428
  Stock warrants exercised.     996,479     10        -          -         (10)         -          -                -            -
  Stock issued in private
    placement..............   4,000,000     40        -          -      11,213          -          -                -       11,253
  Other....................       8,235      -        -          -           -          -          -                -            -
                             -------------------------------------------------------------------------------------------------------
Balance at December 31, 2005 42,063,167    421    56,477      (408)    162,795    (188,193)    1,684                -      (23,701)
  Net Income...............         -        -        -         -            -       1,246         -                -        1,246
      Decrease in carrying
         value of
         investments.......         -        -        -         -            -          -      (709)                -         (709)
  Stock-based compensation.         -        -        -         -          998          -         -                 -          998
  Shares issued for
   compensation............       5,782      -   (20,925)      123          14          -         -                 -          137
  Stock options exercised..     693,517      7        -         -          403          -         -                 -          410
                            -------------------------------------------------------------------------------------------------------
Balance at December 31, 2006 42,762,466   $428    35,552   $  (285)  $ 164,210   $(186,947)   $ 975              $  -     $(21,619)
                            ========================================================================================================



                                  See accompanying notes to consolidated financial statements.


                          ABRAXAS PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended December 31
                                                          --------------------------------------------------------------------------
                                                                2006                        2005                       2004
                                                          ------------------    -----------------------    -------------------------
                                                                                       (In thousands)
Operating Activities
Net income  ........................................         $       1,246         $      19,117              $      12,360
Income  from discontinued operations................                     -                12,846                      3,323
                                                          ------------------    -----------------------    -------------------------
Income  from continuing operations..................                 1,246                 6,271                      9,037
Adjustments to reconcile net income  to net cash
   provided by operating activities:
     Depreciation, depletion, and
        amortization ...............................                14,393                 8,914                      7,213
     Non-cash interest and financing cost...........                     -                     -                      5,967
     Accretion of future site restoration...........                   133                    19                        108
     Deferred tax benefit...........................                     -                     -                     (6,060)
     Amortization of deferred financing fees........                 1,591                 1,589                      1,848
     Stock-based compensation ......................                   998                   247                        112
     Other non-cash transactions....................                    92                     -                          -
     Changes in operating assets and liabilities:
        Accounts receivable ........................                 2,357                (2,312)                     7,816
        Other  .....................................                  (567)                3,127                       (291)
        Accounts payable ...........................                (5,406)                5,230                        990
        Accrued expenses ...........................                   724                (1,986)                       260
                                                          ------------------    -----------------------    -------------------------
Net cash provided by  continuing operations.........                15,561                21,099                     27,000
Net cash provided by (used in) discontinued
        operations..................................                     -                (4,132)                     3,265
                                                          ------------------    -----------------------    -------------------------
Net cash provided by  operations....................                15,561                16,967                     30,265
                                                          ------------------    -----------------------    -------------------------

Investing Activities
Capital expenditures, including purchases
   and development of properties ...................               (26,346)              (35,350)                    (9,269)
Proceeds from the sale of oil and gas properties....                12,244                     -                          -
                                                          ------------------    -----------------------    -------------------------
Net cash used in continuing operations..............               (14,102)              (35,350)                    (9,269)
Net cash provided by (used in) discontinued
   operations.......................................                     -                25,671                    (12,069)
                                                          ------------------    -----------------------    -------------------------
Net cash used in investing activities...............               (14,102)               (9,679)                   (21,338)
                                                          ------------------    -----------------------    -------------------------

Financing Activities
Proceeds from issuance of common stock............                     455                11,783                      3,465
Proceeds from long-term borrowings ...............                  20,444                28,374                    147,955
Payments on long-term borrowings .................                 (22,357)              (25,272)                  (212,146)
Deferred financing fees ..........................                       -                    (8)                    (5,056)
Other.............................................                       -                     -                         98
                                                          ------------------    -----------------------    -------------------------
Net cash  provided by (used in) continuing
   operations.....................................                  (1,458)               14,877                    (65,684)
Net cash provided by (used in) discontinued
   operations.....................................                       -               (23,407)                    58,041
                                                          ------------------    -----------------------    -------------------------
Net cash used in financing activities.............                  (1,458)               (8,530)                    (7,643)
                                                          ------------------    -----------------------    -------------------------
Increase (decrease) in cash ......................                       1                (1,242)                     1,284
Cash at beginning of year ........................                      42                 1,284                          -
                                                          ------------------    -----------------------    -------------------------
Cash at end of year...............................        $             43      $             42              $       1,284
                                                          ==================    =======================    =========================






                          ABRAXAS PETROLEUM CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)




                                                                               Years Ended December 31
                                                             -------------------------------------------------------------

                                                                   2006                  2005                  2004
                                                             ------------------     ----------------     -----------------
                                                                                    (In thousands)
Supplemental disclosures of cash flow information:
     Interest paid ..........................                   $      16,575          $     12,583         $       7,608
                                                             ==================     ================     =================







































          See accompanying notes to consolidated financial statements.


                          ABRAXAS PETROLEUM CORPORATION

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME


                                                                                      Years Ended December 31
                                                                 ----------------------------------------------------------------
                                                                         2006                     2005                 2004
                                                                 ------------------    ---------------------    -----------------
                                                                                          (In thousands)
Net  income .................................................    $         1,246       $        19,117          $       12,360
Other Comprehensive income:
   Reclassification  of foreign currency translation
     adjustment relating to the sale of foreign subsidiary...                 -                 (3,068)                     -
     Effect of change in exchange rate.......................                 -                     -                    2,704
   Change in carrying value of investment....................               (709)                1,684                      -
                                                                 ------------------    ---------------------    -----------------
Other comprehensive income ..................................               (709)               (1,384)                  2,704
                                                                 ------------------    ---------------------    -----------------
Comprehensive income ........................................    $           537       $        17,733          $       15,064
                                                                 ==================    =====================    =================






          See accompanying notes to consolidated financial statements.


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Significant Accounting Policies

Nature of Operations

     Abraxas Petroleum Corporation (the "Company", or "Abraxas") is an independent energy company primarily engaged in the exploration of and the acquisition, development, and production of crude oil and natural gas primarily along the Texas Gulf Coast, in the Permian Basin of western Texas and in Wyoming. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On February 28, 2005 our former wholly-owned subsidiary, Grey Wolf Exploration, Inc. closed an initial public offering, resulting in the substantial divestiture of our capital stock and operations in Grey Wolf. As a result of the disposal of Grey Wolf, the results of operations of Grey Wolf through February 28, 2005 are reflected in our financial statements as discontinued operations.

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

Cash and Equivalents

     Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Accounts Receivable

     Accounts receivable are reported net of an allowance for doubtful accounts of approximately $10,000 at December 31, 2006 and 2005. The allowance for doubtful accounts is determined based on the Company's historical losses, as well as a review of certain accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

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

Hedging

     The Company enters into agreements to hedge the risk of future crude oil and natural gas price fluctuations. Such agreements are primarily in the form of price floors, which limit the impact of price reductions with respect to the Company's sale of crude oil and natural gas. The Company does not enter into speculative hedges.

     Statement of Financial Accounting Standards, ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company elected out of hedge accounting as prescribed by SFAS 133. Accordingly all derivatives will be recorded on the balance sheet at fair value with changes in fair value being recognized in earnings.

Foreign Currency Translation

     The functional currency for Grey Wolf was the Canadian dollar ($CDN). The Company translates the functional currency into U.S. dollars ($US) based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. Prior to 2006, translation adjustments were reflected as accumulated other comprehensive income (loss) in the consolidated statement of stockholders' deficit.

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

     The following table summarizes the Company's asset retirement obligation transactions related to continuing operations during the following years:

                                                        2006                 2005                 2004
                                                   ----------------    ------------------    ---------------
Beginning asset retirement obligation.........         $   883             $      888            $   776
New wells placed on production and other .....              29                    115                132
Deletions related to property disposals.......             (26)                  (139)              (128)
Accretion expense.............................             133                     19                108
                                                   ----------------    ------------------    ---------------
Ending asset retirement obligation............         $ 1,019             $      883            $   888
                                                   ================    ==================    ===============

Revenue Recognition and Major Customers

     The Company recognizes crude oil and natural gas revenue from its interest in producing wells as crude oil and natural gas is sold from those wells, net of royalties. Revenue from the processing of natural gas is recognized in the period the service is performed. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. The Company had no material gas imbalances at December 31, 2006 and 2005.

     Rig revenue is recognized as earned.

     During 2006, 2005 and 2004 two customers accounted for 25% and 24%; 35% and 26%; and 38% and 26% of crude oil and natural gas revenues, respectively.

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

     FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of initially applying FIN 48 is required to be recognized as a cumulative effect adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact of applying this guidance if any.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition if any. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006 and was adopted by the company effective October 1, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statements.

2. Stock-based Compensation

     Effective October 1, 2005, the Company adopted SFAS No. 123R, "Share-Based Payment." Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

     The Company has elected to use the "modified retrospective" method as prescribed in SFAS 123, which requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the statement of operations. In accordance with this standard, all periods prior to January 1, 2005 were restated to reflect the impact of the standard as if it had been adopted on January 1, 1995, the original effective date of SFAS No. 123, "Accounting for Stock-Based Compensation." Also in accordance with the standard, the amounts that are reported in the statement of operations for the restated periods are the pro forma amounts previously disclosed under SFAS No. 123.

     The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or "lattice" model. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use the Black-Scholes model for option valuation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2005 and 2006, risk-free interest rates of 1.5% in 2004, 4.14% in 2005 and 4.62% in 2006; dividend yields of -0-%; volatility factors of the expected market price of the Company's common stock of .35 in 2004, .89 in 2005 and .62 in 2006, determined by daily historical prices as well as other market indicators, and a weighted-average expected life of the option of ten years in 2004, 8.3 years in 2005 and 4.71 to 5.06 years in 2006.

     As a result of the adoption of this standard, the Company recognized a reduction of stock based compensation expense of approximately $1.2 million for the year ended December 31, 2004. This resulted in an increase in net income from continuing operations, net income before tax, net income and cash flow from operations of $1.2 million for 2004 and an increase of $0.03 earnings per share for the period. The Company recognized $998,000, $247,000, and $112,000 in stock-based compensation expense for 2006, 2005 and 2004, respectively as a result of the adoption of this standard.


3.  Discontinued Operations

     On February 28, 2005, Abraxas substantially divested its investment in Grey Wolf. The operations of Grey Wolf, previously reported as a business segment, are reported as discontinued operations for all periods presented in the accompanying financial statements and the operating results are reflected separately from the results of continuing operations. Interest attributable to discontinued operations represents interest on debt attributable to the Canadian subsidiary. Summarized discontinued operating results for the years ended December 31, 2005 and 2004 were:

                                                                         Years Ended
                                                             ------------------------------------
                                                                  2005                2004
                                                             ---------------     ----------------

Total revenue........................................     $         3,129     $        15,082
                                                             ================    ================
Income from operations before income tax ............              18,906 (1)           3,323
Income tax expense (benefit).........................               6,060                   -
                                                             ----------------    ----------------
Income from discontinued operations .................     $        12,846     $         3,323
                                                             ================    ================

(1) Includes gain on sale of foreign subsidiary of $17.3 million in 2005.

4. Long-Term Debt

The following is a description of the Company's debt as of December 31, 2006 and 2005, respectively:

                                                                        December 31
                                                              --------------------------------
                                                                       2006         2005
                                                              --------------------------------
                                                                        (in thousands)
  Floating rate senior secured notes due 2009................    $    125,000     $    125,000
  Senior secured revolving credit facility...................           2,614            4,527
                                                              --------------------------------
                                                                      127,614          129,527
  Less current maturities ...................................            -                -
                                                              --------------------------------
                                                                 $    127,614     $    129,527
                                                              ================================

     Floating Rate Senior Secured Notes due 2009. In connection with the October 2004 financial restructuring, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. The notes will mature on December 1, 2009 and began accruing interest from the date of issuance, October 28, 2004 at a per annum floating rate of six-month LIBOR plus 7.50%. The current interest rate is 12.85% per annum. The interest rate is reset semi-annually on each June 1 and December 1. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

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

     The notes may be redeemed, at our election, as a whole or from time to time in part, at any time after April 28, 2007, upon not less than 30 nor more than 60 days notice to each holder of notes to be redeemed, subject to the conditions and at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest and Liquidating Damages (as defined in the indenture) if any, to the applicable redemption date.

                              Year                                Percentage
           -----------------------------------------------------------------
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


5. Property and Equipment

     The major components of property and equipment, at cost, are as follows:

                                                                                     December 31
                                                          Estimated      ----------------------------------
                                                         Useful Life          2006              2005
                                                       ----------------- ---------------- -----------------
                                                            Years                 (In thousands)
     Crude oil and natural gas properties ...........          -        $       347,245  $       333,373
     Equipment and other ............................          3-39               3,519            3,289
                                                                         ---------------- -----------------
                                                                        $       350,764  $       336,662
                                                                         ================ =================

6.  Stock Option Plans and Warrants

Stock Options

     The Company grants options to its officers, directors, and other employees under various stock option and incentive plans.

     The Company's 1994 Long-Term Incentive Plan has authorized the grant of options to management, employees and directors for up to approximately 6.1 million shares of the Company's common stock. All options granted generally have a ten year term and vest and become fully exercisable over three to four years of continued service at 25% to 33% on each anniversary date or as specified by the Compensation Committee of the Board of Directors. At December 31, 2006 approximately 1.2 million options remain available for grant.

     The Company's 2005 Employee Long-Term Equity Incentive Plan has authorized the grant of 1.2 million options to management and employees. Options have a term not to exceed 10 years. Options issued under this plan vest according to a vesting schedule as determined by the compensation committee. Vesting may occur upon (1) the attainment of one or more performance goals or targets established by the committee (2) the optionee's continued employment or service for a specified period of time, (3) the occurrence of any event or the satisfaction of any other condition specified by the committee; or (4) a combination of any of the foregoing

     A summary of the Company's stock option activity for the three years ended December 31, follows:

                                           Options      Weighted-Average        Weighted       Aggregate
                                           (000s)        Exercise Price         Average        Intrinsic
                                                                             Remaining Life   value (000s)
----------------------------------------------------------------------------------------------------------
Options outstanding December 31, 2003        3,364       $    0.90

   Granted ..........................            -            -
   Exercised ........................         (414)           0.69
   Forfeited/Expired ................          (57)           0.77
                                        --------------
Options outstanding December 31, 2004        2,893            0.93

   Granted ..........................          716            4.33
   Exercised ........................         (461)           0.93
   Forfeited/Expired ................         (132)           0.67
                                        --------------
Options outstanding December 31, 2005        3,016            0.88


   Granted ..........................          190            5.29
   Exercised ........................         (747)           0.87
   Forfeited/Expired ................           (2)           4.39
                                        --------------
Options outstanding December 31, 2006        2,457       $    2.29                  5.35       $      3,385
                                        ==============                      ================================

Exercisable at end of year ..........        1,884       $    1.55                  4.33       $      1,730
                                        ==============                      ================================

     Other information pertaining to option activity was as follows during the twelve months ended December 31:

                                                             2006           2005           2004
                                                          -----------    -----------    -----------
   Weighted average grant-date fair value of stock
   options granted  (per share)......................     $    2.98      $     3.40     $       -
   Total fair value of options vested (000's)........     $     890      $      166     $     138
   Total intrinsic value of options exercised (000's)     $     409      $      245     $     153

     As of December 31, 2006 the total compensation cost related to nonvested awards not yet recognized is approximately $1.6 million, which will be recognized in 2007 through 2010.

     The following table represents the range of option prices and the weighted average remaining life of outstanding options as of December 31, 2006:

                                   Options outstanding                                         Exercisable
                     -------------------------------------------------    -------------------------------------------------------
                                            Weighted       Weighted                            Weighted
                                             average        average                             average
                     Number outstanding     remaining      exercise            Number          remaining      Weighted average
  Exercise price                              life           price          exercisable          life          exercise price
-------------------- ------------------- ---------------- ------------    ----------------- ---------------- --------------------
  $   0.50 - 0.97            1,138,258          3.66        $     0.71          1,122,008            3.66      $         0.71
  $   1.01 - 1.41              240,000          4.93              1.20            240,000            4.93                1.20
  $   2.06 - 2.75              244,857          3.09              2.32            244,857            3.09                2.32
  $   3.09 - 4.83              737,001          8.37              4.59            277,501            8.37                4.59
  $   6.05                      97,000          9.16              6.05                  -            -                   -
                     -------------------                                  -----------------
                             2,457,116                                          1,884,366
                     ===================                                  =================

     For the year ended December 31, 2006, 97,000 shares exercisable in connection with outstanding options were excluded from dilutive shares for purposes of calculating diluted earnings per share. These options were excluded because their exercise price was greater than the average price of the Company's Common stock for the year then ended.

Stock Awards

     In addition to stock options granted under the plan described above, the 1994 Long-Term Incentive Plan also provides for the right to receive compensation in cash, awards of common stock, or a combination thereof. There were no awards in 2006 or 2005. In 2004, 37,719 shares were awarded related to incentive bonus plans.

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

     Purpose. The purpose of the 2005 Directors Plan is to attract and retain members of the Board of Directors and to promote the growth and success of Abraxas by aligning the long-term interests of the Board of Directors with those of Abraxas' stockholders by providing an opportunity to acquire an interest in Abraxas and by providing both rewards for performance and long term incentives for future contributions to the success of Abraxas.

     Administration and Eligibility. The 2005 Directors Plan will be administered by the Compensation Committee (the "Committee") of the Board of Directors and authorizes the Board to grant non-qualified stock options or issue restricted stock to those persons who are non-employee directors of Abraxas, including advisory directors of Abraxas, which currently amounts to a total of nine people.

     Shares Reserved and Awards. The 2005 Directors Plan reserves 900,000 shares of Abraxas common stock, subject to adjustment following certain events, as discussed below. The 2005 Directors Plan provides that each year, at the first regular meeting of the Board of Directors immediately following Abraxas' annual stockholder's meeting, each non-employee director shall be granted or issued awards of 10,000 shares of Abraxas common stock, for participation in Board and Committee meetings during the previous calendar year. The maximum annual award for any one person is 10,000 shares of Abraxas common stock or options for common stock. If options, as opposed to shares, are awarded, the exercise share price shall be no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the Committee. In addition to the 10,000 shares or options, directors are compensated $12,000 per year, paid quarterly by issuance of common stock. During 2006, there were 5,782 shares issued related to this compensation. The number of shares issued is determined based on the stock price on the date of issuance.

     At December 31, 2006, the Company has approximately 3.7 million shares reserved for future issuance for conversion of its stock options, warrants, and incentive plans for the Company's directors, employees and consultants.

7.  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             December 31
                                                      --------------------------
                                                          2006          2005
                                                      ------------- ------------
                                                            (In thousands)
     Deferred tax liabilities:
       Marketable securities..........................  $    261      $    509
       U.S. full cost pool ...........................    10,806        11,621
                                                      ------------- ------------
     Total deferred tax liabilities ..................    11,067        12,130
     Deferred tax assets:
       Capital loss carryforward......................     4,234         5,325
       Depletion carryforward.........................     4,311         3,542
       Net operating losses  ("NOL") carryforward.....    67,429        66,596
       Canadian loss (Grey Wolf)......................         -           572
       Other .........................................     1,965         3,023
                                                      ------------- ------------
     Total deferred tax assets .......................    77,939        79,058
     Valuation allowance for deferred tax assets .....   (66,872)      (66,928)
                                                      ------------- ------------
     Net deferred tax assets .........................    11,067        12,130
                                                      ------------- ------------
     Net deferred tax  ...............................  $      -      $      -
                                                      ============= ============

         Significant components of the provision (benefit) for income taxes are as follows:

                                                       2006          2005         2004
                                                   -----------------------------------------
                                                                (in thousands)
     Current:
       Federal.....................................  $      -      $      -     $      -
       Foreign ....................................         -             -            -
                                                     ------------- ------------ ------------
                                                     $      -      $      -     $      -
                                                     ============= ============ ============
     Deferred:
       Federal ....................................  $      -      $   (6,060)  $    6,060
       Foreign ....................................         -             -            -
                                                     ------------- ------------ -------------
                                                     $      -          (6,060)       6,060
       Attributable to discontinued operations.....         -          (6,060)         -
                                                     ------------- ------------ -------------
       Attributable to continuing operations.......  $      -      $      -     $    6,060
                                                     ============= ============ =============

     At December 31, 2006 the Company had, subject to the limitation discussed below, $192.7 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire from 2014 through 2026 if not utilized.

     In addition to any Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $66.9 million for deferred tax assets at December 31, 2006 and 2005.

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                           December 31
                                               -------------------------------------------------------------
                                                      2006               2005                   2004
                                               ------------------ --------------------- --------------------
                                                                     (in thousands)
     Tax (expense) benefit at U.S. statutory
     rates (35%) ............................      $      (436)      $      (6,691)        $      (1,875)
     Decrease in deferred tax asset valuation
     allowance ..............................               56               6,068                 8,123
     Higher effective rate of foreign                        -                   -                  (140)
     operations............................
     Permanent differences...................               (6)                  -                     -
      Deferred tax expense - Disc. Ops. .....                -              (6,060)                    -
     Other ..................................              386                 623                   (48)
                                               ------------------ --------------------- --------------------
                                                   $         -       $      (6,060)        $       6,060
     Attributable to discontinued operations                 -              (6,060)                    -
                                               ------------------ --------------------- --------------------
     Attributable to continuing operations..       $         -       $           -         $       6,060
                                               ================== ===================== ====================

8.  Commitments and Contingencies

Operating Leases

     During the years ended December 31, 2006, 2005 and 2004 the Company incurred rent expense related to leasing office facilities of approximately $252,146, $248,684 and $256,355 respectively. Future minimum rental payments are as follows at December 31, 2006.

     2007.....................................................  $    259,092
     2008.....................................................       254,702
     2009.....................................................        21,152
     2010.....................................................             -
     Thereafter...............................................             -
                                                              -----------------
                                                                $    534,946
                                                              =================

Litigation and Contingencies

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At December 31, 2006 the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

9. Earnings per Share

     Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to basic, however diluted earnings per share reflects the assumed conversion of all potentially dilutive securities.

    The following table sets forth the computation of basic and diluted earnings per share:


                                                              2006               2005              2004
                                                       --------------------------------------------------------
Numerator:
     Net income before effect of discontinued
       operations .....................................   $  1,246,000     $    6,271,000     $    9,037,000
     Discontinued operations...........................              -         12,846,000          3,323,000
                                                       ----------------- ------------------ --------------------
                                                          $  1,246,000     $   19,117,000     $   12,360,000
                                                       ================= ================== ====================

Denominator:
     Denominator for basic earnings per share -
       weighted-average shares ........................     42,578,584         39,366,561         36,221,887
     Effect of dilutive securities:
       Stock options and  warrants.....................      1,283,797          1,796,942          2,672,778
                                                       ----------------- ------------------ --------------------

     Dilutive potential common shares
       Denominator for diluted earnings per share
       - adjusted weighted-average shares and assumed
       exercise of options and warrants................     43,862,381         41,163,503         38,894,665
                                                       ================= =================== ===================

   Basic earnings per share:
     Net income before effect of discontinued
     operations .......................................   $      0.03        $      0.16        $      0.25
     Discontinued operations                                        -               0.33               0.09
                                                       ----------------- ------------------- ------------------
   Net income per common share.......................     $      0.03        $      0.49        $      0.34
                                                       ================= =================== ==================

   Diluted earnings per share:
     Net income before effect of discontinued
     operations........................................   $      0.03        $      0.15        $      0.23
     Discontinued operations...........................             -               0.31               0.09
                                                       ----------------- ------------------- -------------------
          Net income per common share - diluted........   $      0.03        $      0.46        $      0.32
                                                       ================= =================== ===================


10.  Quarterly Results of Operations (Unaudited)

         Selected results of operations for each of the fiscal quarters during the years ended December 31, 2005 and 2006 are as follows, 2005 includes results of discontinued operations:

                                                  1st              2nd               3rd              4th
                                                Quarter          Quarter           Quarter          Quarter

                                            ---------------- ----------------   --------------- --------------------
                                                           (In thousands, except per share data)
Year Ended December 31, 2005
   Net revenue ..........................      $    7,822        $    9,627       $    14,164      $   17,012
   Operating income .....................      $    2,657        $    4,008       $     7,905      $    7,534
   Net income (loss).....................      $   11,985        $      (64)      $     3,783      $    3,413

   Net income per common share - basic...      $     0.33        $     0.00       $      0.09      $     0.08
   Net income per common share - diluted.      $     0.33        $     0.00       $      0.09      $     0.08

Year Ended December 31, 2006
   Net revenue...........................      $   13,305        $   13,304       $    13,216      $   11,898
   Operating income......................      $    5,587        $    5,496       $     5,426      $    3,066
   Net income (loss).....................      $    1,220        $      983       $       589      $   (1,546) (1)

   Net income (loss) per common share -
     basic...............................      $     0.03        $     0.02       $      0.01      $    (0.04)
   Net income (loss) per common share -
     diluted.............................      $     0.03        $     0.02       $      0.01      $    (0.04)

         (1) The loss during the fourth quarter was due to lower commodity prices realized, accrual of bonuses and an increase in non-cash compensation expense related to director stock options.

11.  Benefit Plans

     The Company has a defined contribution plan (401(k)) covering all eligible employees of the Company. The Company matched employee contributions in 2004 and matched 50% of employee contributions in 2005 and 2006. The employee contribution limitations are determined by formulas, which limit the upper one-third of the plan members from contributing amounts that would cause the plan to be top-heavy. The employee contribution is limited to the lesser of 20% of the employee's annual compensation or $15,000, $14,000 and $13,000 in 2006, 2005 and 2004, respectively. The contribution limit for 2006, 2005 and 2004 was $20,000, $18,000 and $16,000 for employees 50 years of age or older, respectively.

12.  Hedging Program and Derivatives

     The Company elected out of hedge accounting as prescribed by SFAS 133. Accordingly, instruments are recorded on the balance sheet at their fair value with adjustments to the carrying value of the instruments being recognized in oil and gas income in the current period.

     We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in natural gas and crude oil prices and to achieve more predictable cash flow. In 2005, we incurred a hedging loss of $592,000, resulting from the price floors we established. For the year ended December 31, 2004 and 2006, we recognized a gain from hedging activities of approximately $118,000 and $646,000 respectively. Currently, we believe our hedging arrangements, which are in the form of price floors, do not expose us to significant financial risk.

     Under the terms of the Company's revolving credit facility, the Company is required to maintain hedging agreements with respect to not less than 25% nor more than 75% of it crude oil and natural gas production for a rolling six month period. We currently have hedging positions as follows:

           Time Period                         Notional Quantities                      Price
---------------------------------- -------------------------------------------- ----------------------
April 2007                         10,000 MMbtu of production per day           Floor of $ 4.50
May 2007                           10,000 MMbtu of production per day           Floor of $ 5.00
June 2007                          10,000 MMbtu of production per day           Floor of $ 5.00
July 2007                          10,000 MMbtu of production per day           Floor of $ 4.25
August 2007                        10,000 MMbtu of production per day           Floor of $ 5.00
September 2007                     10,000 MMbtu of production per day           Floor of $ 5.50

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

13.  Supplemental Oil and Gas Disclosures (Unaudited)

     The accompanying table presents information concerning the Company's crude oil and natural gas producing activities as required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities from continuing operations are as follows:

                                                           Years Ended December 31
                                                      -----------------------------------
                                                           2006                2005
                                                      ----------------    ---------------
                                                                (In thousands)
                   Proved crude oil and
                     natural gas properties ...       $     347,245       $     333,373
                   Unproved properties ........                   -                   -
                                                      ----------------    ---------------
                     Total.....................             347,245             333,373
                   Accumulated depreciation,
                     depletion, and
                     amortization, and
                     impairment ...............            (242,807)            (228,544)
                                                      ----------------    ---------------
                       Net capitalized costs ..       $     104,438       $     104,829
                                                      ================    ===============

         Cost incurred in oil and gas property acquisitions and development activities related to continuing operations are as follows:

                                                          Years Ended December 31
                                               ---------------------------------------------
                                                   2006           2005            2004
                                               -------------- -------------- ---------------
                                                              (In thousands)
                                               ---------------------------------------------
                Property development and
                  exploration costs ...........   $ 26,117       $ 34,991       $  9,088
                                               ============== ============== ===============

     The results of operations for oil and gas producing activities from continuing operations for the three years ending December 31, 2006, 2005 and 2004, respectively are as follows:

                                                                 Years Ended December 31
                                                       ---------------------------------------------
                                                           2006           2005            2004
                                                       -------------- -------------- ---------------
                                                                      (In thousands)
                    Revenues ...................         $  50,094      $  47,314      $  33,073
                    Production costs ...........           (11,776)       (11,094)        (8,567)
                    Depreciation, depletion,
                      and amortization .........           (14,263)        (8,818)        (7,117)
                    General and administrative .            (1,040)        (1,378)        (1,281)
                                                       -------------- -------------- ---------------

                    Results of operations from oil
                      and gas producing activities
                      (excluding corporate overhead
                      and interest costs) ..........     $  23,015      $  26,024      $  16,108
                                                       ============== ============== ===============
                    Depletion rate per barrel
                      of oil equivalent ........         $   11.09      $    8.77      $    7.39
                                                       ============== ============== ===============

Estimated Quantities of Proved Oil and Gas Reserves

     The following table presents the Company's estimate of its net proved crude oil and natural gas reserves as of December 31, 2006, 2005, and 2004 related to continuing operations. The Company's management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reserve engineers.

                                                                              Liquid            Natural
                                                                           Hydrocarbons           Gas
                                                                         -----------------   --------------
                                                                            (Barrels)            (Mcf)
                                                                                    (In thousands)
                                                                         -----------------   --------------
              Proved developed and undeveloped reserves:
                Balance at December 31, 2003......................                  3,319         80,202
                  Revisions of previous estimates ................                    (59)          (754)
                  Extensions and discoveries .....................                     70             73
                  Production .....................................                   (229)        (4,403)
                                                                         -----------------   --------------
                Balance at December 31, 2004......................                  3,101         75,118
                  Revisions of previous estimates ................                      9           (232)
                  Extensions and discoveries .....................                    168         16,259
                  Production .....................................                   (194)        (4,942)
                                                                         -----------------   --------------
                Balance at December 31, 2005                                        3,084         86,203
                  Revisions of previous estimates ................                    (75)         3,514
                  Extensions and discoveries .....................                     11            440
                  Sales of minerals in place......................                      -         (1,810)
                  Production .....................................                   (200)        (6,515)
                                                                         -----------------   --------------
                Balance at December 31, 2006......................                  2,820         81,832
                                                                         =================   ==============



                                                                              Liquid            Natural
                                                                           Hydrocarbons           Gas
                                                                         -----------------   --------------
                                                                            (Barrels)            (Mcf)
              Proved developed reserves:
                December 31, 2004.................................                 1,878          36,241
                                                                         =================   ==============

                December 31, 2005.................................                 1,942          38,794
                                                                         =================   ==============

                December 31, 2006.................................                 1,708          37,333
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

     Under the standardized measure, future cash inflows were estimated by applying period-end prices at December 31, 2006 adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis of the properties. Operating loss carryforwards, tax credits, and permanent differences to the extent estimated to be available in the future were also considered in the future income tax calculations, thereby reducing the expected tax expense.

     Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

     Set forth below is the Standardized Measure relating to proved oil and gas reserves relating to continuing operations for the three years ending December 31, 2006, 2005 and 2004.

                                                   Years Ended December 31
                                    ------------------------------------------------------
                                         2006               2005               2004
                                    ------------------------------------------------------
                                                       (in thousands)
           Future cash inflows ...    $    635,766     $     937,638       $     498,165
           Future production and
             development costs ...        (265,425)         (295,323)           (194,187)
           Future income tax
             expense .............              -                  -                   -
                                    ------------------------------------------------------
           Future net cash flows .         370,341           642,315             303,978
           Discount ..............        (209,455)         (330,407)           (154,943)
                                    ------------------------------------------------------
           Standardized Measure
             of discounted future
             net cash relating to
             proved reserves .....    $    160,886     $     311,908       $     149,035
                                    ======================================================

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

     The following is an analysis of the changes in the Standardized Measure related to continuing operations:

                                                                 Year Ended December 31
                                                ----------------------------------------------------------
                                                       2006                2005               2004
                                                ------------------- ------------------- ------------------
                                                                     (In thousands)
   Standardized Measure, beginning
     of year .................................     $     311,908       $     149,035       $     161,584
   Sales and transfers of oil and gas
     produced, net of production costs .......           (38,318)            (36,220)            (24,506)
   Net changes in prices and development
     and production costs from prior year ....          (105,427)            142,116              (2,814)
   Extensions, discoveries, and improved
     recovery, less related costs ............               824              51,438                 810
   Sales of minerals in place.................            (2,949)                  -                   -
   Revision of previous quantity estimates ...             4,992                  51              (1,818)
   Changes in timing and other ...............           (41,335)             (9,415)               (380)
   Accretion of discount .....................            31,191              14,903              16,159
                                                ------------------- ------------------- ------------------
     Standardized Measure, end of year .......     $     160,886       $     311,908       $     149,035
                                                =================== =================== ==================

