Form 10-K/A
period 2006-12-31
ABRAXAS PETROLEUM CORP
filed 2007-04-30
CIK 867665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A Number 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-16701

ABRAXAS PETROLEUM CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	74-2584033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 N. Loop 1604 East, Suite 100

San Antonio, Texas 78232

(Address of principal executive offices)

Registrant’s telephone number,

including area code	(210) 490-4788

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ]No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.              Yes [ ]No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [	]	Accelerated filer ☒	Non-accelerated filer [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]No ☒

As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $167,042,727 based on the closing sale price as reported on the American Stock Exchange.

As of April 27, 2007, there were 42,878,725 shares of common stock outstanding.

Explanatory Note: This Form 10-K/A Number 1 is being filed in order to include information required by Items 10-14 originally intended to be incorporated by reference to the information to be included in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions of the executive officers and directors of Abraxas. The term of the Class I directors expires in 2009, the term of the Class II directors expires in 2008 and the term of the Class III directors expires in 2007.

Name and Municipality of Residence	Age	Office	Class
Robert L.G. Watson San Antonio, Texas	56	Chairman of the Board, President and Chief Executive Officer	III
Chris E. Williford San Antonio, Texas	56	Executive Vice President, Chief Financial Officer and Treasurer	—
C. Scott Bartlett, Jr. Little Falls, New Jersey	74	Director	II
Franklin A. Burke Doyleston, Pennsylvania	73	Director	I
Harold D. Carter Dallas, Texas	68	Director	III
Ralph F. Cox Ft. Worth, Texas	74	Director	II
Barry J. Galt Houston, Texas	73	Director	III
Dennis E. Logue Enfield, New Hampshire	63	Director	II
Paul A. Powell, Jr. Roanoke, Virginia	61	Director	I
Lee T. Billingsley San Antonio, Texas	54	Vice President – Exploration	—
William H. Wallace Blanco, Texas	49	Vice President – Operations	—
Stephen T. Wendel San Antonio, Texas	57	Vice President – Land & Marketing	—

Executive Officers

Robert L.G. Watson has served as Chairman of the Board, President, Chief Executive Officer and a director of Abraxas since 1977. Since January 2003, Mr. Watson has served as Chairman of the Board, Chief Executive Officer and Director of Grey Wolf Exploration Inc. (“Grey Wolf”), an oil and gas exploration and production company whose shares are listed on the Toronto Stock Exchange and which was, until February 2005, a wholly-owned subsidiary of Abraxas. From May 1996 to January 2003, Mr. Watson served as President, Chairman of the Board and a director of Grey Wolf Exploration, Inc., a former wholly-owned subsidiary of Abraxas (“Old Grey Wolf”), the capital stock of which was sold by Abraxas in January 2003. From November 1996 to January 2003, Mr. Watson was Chairman of the Board, President and a director of Canadian Abraxas Petroleum Limited, a former wholly-owned Canadian subsidiary of Abraxas, the capital stock of which was sold by Abraxas in January 2003. Prior to forming Abraxas, Mr. Watson held petroleum engineering positions with Tesoro Petroleum Corporation and DeGolyer and MacNaughton. Mr. Watson received a Bachelor of Science degree in Mechanical Engineering from Southern Methodist University in 1972 and a Master of Business Administration degree from the University of Texas at San Antonio in 1974.

Chris E. Williford was elected Vice President, Treasurer and Chief Financial Officer of Abraxas in January 1993 and as Executive Vice President and a director of Abraxas in May 1993. Mr. Williford resigned as a director of Abraxas in December 1999. From November 1996 to January 2003, Mr. Williford was Vice President and Assistant Secretary of Canadian Abraxas and Vice President of Old Grey Wolf. Prior to joining Abraxas, Mr. Williford was Chief Financial Officer of American Natural Energy Corporation and President of Clark Resources Corp. Mr. Williford received a Bachelor of Science degree in Business Administration from Pittsburgh State University in 1973.

Lee T. Billingsley has served as Vice President – Exploration since joining Abraxas in 1998. Dr. Billingsley founded Sandia Oil & Gas Corp. in 1983 and served as its President until Sandia merged into Abraxas in 1998. Prior to forming Sandia, Dr. Billingsley worked for Tenneco Oil Company and American Quasar Petroleum. Dr. Billingsley currently serves as President of the American Association of Petroleum Geologist (AAPG). Dr. Billingsley holds three degrees in Geology, Bachelor of Science and Doctorate from Texas A&M University and Master of Science from Colorado School of Mines.

William H. Wallace has served as Vice President – Operations since 2000. Mr. Wallace served as Abraxas’ Superintendent/Senior Operations Engineer, from 1995 to 2000. Prior to joining Abraxas, Mr. Wallace was associated with Dorchester Gas Producing Company and Parker and Parsley. Mr. Wallace received a Bachelor of Science degree in Petroleum Engineering from Texas Tech University in 1981.

Stephen T. Wendel has served as Vice President - Land and Marketing since 1990 and as Corporate Secretary since 1988. Mr. Wendel served as Abraxas’ Manager of Joint Interests and Natural Gas Contracts, from 1982 to 1990. Prior to joining Abraxas, Mr. Wendel held accounting, auditing and marketing positions with Tenneco Oil Company and Tesoro Petroleum Corporation. Mr. Wendel received a Bachelor of Business Administration degree in Accounting from Texas Lutheran University in 1971.

Board of Directors

C. Scott Bartlett, Jr., a director of Abraxas since December 1999, has over 40 years of commercial banking experience, the most recent being with National Westminster Bank USA, ultimately serving as Executive Vice President, Senior Lending Officer and Chairman of the Credit Policy Committee. Mr. Bartlett currently serves on the board of NVR, Inc., a nationwide home builder. Mr. Bartlett attended Princeton University, and has a certificate in Advanced Management from Pennsylvania State University.

Franklin A. Burke, a director of Abraxas since June 1992, has served as President and Chief Executive Officer of Burke, Lawton, Brewer & Burke, a securities brokerage firm, since 1964, as President of Venture Securities Corporation, since 1971, and as President, Director of Research and Portfolio Management of BLB&B Advisors, LLC, since 2006. Mr. Burke currently serves as a director of Starkey Chemical Process Company, and as a director and President of Omega Institute, an allied health post-secondary school. Mr. Burke also serves as Trustee and Treasurer of The Williamson Free School of Mechanical Trades. Mr. Burke received a Bachelor of Science degree in Business Administration from Kansas State University in 1955, a Masters degree in Finance from University of Colorado in 1960 and studied at the graduate level at the London School of Economics from 1962 to 1963.

Harold D. Carter has served as a director of Abraxas since October 2003. Mr. Carter has more than 40 years experience in the oil and gas industry and has been an independent consultant since 1990. Prior to consulting, Mr. Carter served as Executive Vice President of Pacific Enterprises Oil Company (USA). Before that, Mr. Carter was associated for 20 years with Sabine Corporation, ultimately serving as President and Chief Operating Officer from 1986 to 1989. Mr. Carter currently serves as a director of Brigham Exploration Company and Energy Partners, Ltd., both publicly traded oil and gas companies, and Longview Energy Company, a privately-owned oil and gas exploration and production company. Mr. Carter also serves as Vice Chairman of the Board of Trustees for the Texas Scottish Rite Hospital for Children. Mr. Carter received a Bachelor of Business Administration degree in Petroleum Land Management from the University of Texas and completed the Program for Management Development at the Harvard University Business School. Mr. Carter was a director of Abraxas from 1996 to 1999 and served as an advisory director from 1999 to October 2003.

Ralph F. Cox, a director of Abraxas since December 1999, has over 50 years of oil and gas industry experience, over 30 of which was with Atlantic Richfield Company (ARCO). Mr. Cox retired from ARCO in 1985 after serving as Vice Chairman. Mr. Cox then joined Union Pacific Resources prior to its acquisition by Anadarko Petroleum in July 2000, retiring in 1989 as President and Chief Operating Officer. Mr. Cox then joined Greenhill Petroleum Corporation as President until leaving in 1994 to pursue a consulting business. Mr. Cox currently serves on the board of CH2M Hill Companies, an engineering and construction firm, and as a trustee for Fidelity Mutual Funds. Mr. Cox also serves as a director of Validus International, a company specializing in oil field drilling tools, as a director of World GTL Inc., a gas-to-liquids production facility, and as a director of E-T Energy Ltd., a Canadian oil sands extraction company. Mr. Cox received Bachelor of Science degrees in Petroleum Engineering and Mechanical Engineering from Texas A&M University in 1954 and completed advanced studies at Emory University.

Barry J. Galt, a director of Abraxas since October 2003, served as a director of Ocean Energy, Inc., an oil and gas company, from his retirement in 1999 until the acquisition of Ocean by Devon Energy Corporation in April 2003. Mr. Galt served as Chairman and Chief Executive Officer of Seagull Energy Corporation, an oil and gas exploration and production company, the predecessor to Ocean, from 1983 through 1998. Prior to his employment by Seagull, Mr. Galt served as President and Chief Operating Officer of The Williams Companies, a diversified energy company. Mr. Galt also served as a director of StanCorp Financial, Inc., a financial services company, from 1989 until his retirement in May 2004, as a director of Trinity Industries, Inc., a manufacturing company, from 1989 until his retirement in May 2006, as a director of Dynegy Inc., a power generation company, from September 2002 until his retirement in May 2006 and has served as a director of Endeavour International Corporation, an oil and gas exploration and production company, since 2004. Mr. Galt received a Bachelor of Arts degree in Accounting from the University of Oklahoma and a law degree from the University of Oklahoma College of Law.

Dennis E. Logue, a director of Abraxas since April 2003, has served as Chairman of the Board of Directors of Ledyard National Bank since August 2005. Mr. Logue served as Dean and Fred E. Brown Chair at the Michael F. Price College of Business at the University of Oklahoma from 2001 through September 2005. Prior to joining Price College, Mr. Logue was the Steven Roth Professor at the Amos Tuck School at Dartmouth College where he had been since 1974. Mr. Logue currently serves as a director of Waddell & Reed Financial, Inc., a national financial services organization, and Duckwall-ALCO Stores, Inc., a general merchandise retailer serving smaller, hometown communities. Mr. Logue also serves on the board of Hypertherm, a privately-owned company specializing in plasma cutting tools and technology, as a director of Synergy, a research and development company, and as a Trustee for the Montshire Museum of Science and Classicopia. Mr. Logue holds degrees from Fordham College, Rutgers, and Cornell University.

Paul A. Powell, Jr., a director of Abraxas since August 2005, has served as Vice President and director of Mechanical Development Co., Inc. a maker of precision production machine parts, since 1984. Mr. Powell is a managing partner of Claytor Equity Partners, Cortland Partners, JWM Partners, Emory Partners, Burnett Partners and President of Somerset Investments, Inc. Mr. Powell is also manager of Westpoint (2002) LLC and WMP Properties LLC, and co-manager of Wessex LLC. Mr. Powell also serves on the board of the Blue Ridge Mountain Council, Boy Scouts of America, and as trustee for numerous charitable trusts. Mr. Powell attended Emory and Henry College and graduated from National Business College with a degree in Accounting. Mr. Powell previously served as director of Abraxas from 1987 to 1999 and as an advisory director from 1999 to August 2005.

Advisory Director

The Board has appointed Richard M. Riggs as an Advisory Director to the Board. Mr. Riggs, age 86, is a self-employed geological consultant and was a director of Abraxas from 1985 to 1999 and has been an advisory director since 1999. Mr. Riggs served as Vice President of Petro Consultants Energy Corporation, a crude oil and natural gas exploration and production company, from 1978 to 1984. Mr. Riggs was previously employed by Tesoro Petroleum Corporation as Exploration Vice President for North America, and Ashland Oil, Inc. as Manager of Domestic Exploration. Mr. Riggs graduated with a Bachelors degree in Geology from Dartmouth College and a Masters degree in Geology from Columbia University.

Mr. Riggs serves at the pleasure of the Board and may be terminated as an Advisory Director at any time upon consent of a majority of the Board of Directors. Mr. Riggs has the right to receive timely notice and information regarding, and to attend and participate in all, meetings of the Board, but does not have the right to vote at the meetings. The Board may, in its discretion without Mr. Riggs’ consent, at any meetings at which he is in attendance, hold an executive session, at which Mr. Riggs may not be present. Except for purposes of indemnification, Mr. Riggs is not deemed to be a “director” of Abraxas.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our board of directors consists of C. Scott Bartlett, Jr., Franklin A. Burke and Paul A. Powell, Jr. The board of directors has determined that each of the members of the Audit Committee is independent as determined in accordance with the listing standards of the American Stock Exchange and Rule 10A-3 of Schedule 14A of the Exchange Act. In addition, the board of directors has determined that C. Scott Bartlett, Jr., as defined by SEC rules, is an audit committee financial expert.

Code of Ethics

In April 2004, the Board of Directors unanimously approved Abraxas’ Code of Ethics. This Code is a statement of Abraxas’ high standards for ethical behavior, legal compliance and financial disclosure, and is applicable to all directors, officers, and employees. A copy of the Code of Ethics can be found in its entirety on Abraxas’ website at www.abraxaspetroleum.com. Additionally, should there be any changes to, or waivers from, Abraxas’ Code of Ethics, those changes or waivers will be posted immediately on our website at the address noted above.

Stockholder Communications with Board

The Board of Directors has implemented a process by which stockholders may communicate with the Board of Directors. Any stockholder desiring to communicate with the Board of Directors may do so in writing by sending a letter addressed to The Board of Directors, c/o The Corporate Secretary. The Corporate Secretary has been instructed by the Board to promptly forward communications so received to the members of the Board of Directors.

Director Nominations

No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors since we described the procedure in our Proxy Statement for our annual meeting of stockholders for 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Abraxas’ directors and executive officers and persons who own more than 10% of a registered class of Abraxas equity securities to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Abraxas common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all such forms they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, Abraxas believes that during 2006, all of its directors and executive officers complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion & Analysis

We compensate our management through a combination of base salary, annual incentive bonuses and long-term equity based awards. The compensation is designed to be competitive with those of a peer group which we have selected for comparative purposes and to align the interests of our executive officers with the interests of our stockholders.

This section discusses the principles underlying our executive compensation policies and decisions, and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.

Our Compensation Committee

Our Compensation Committee approves, implements and monitors all compensation and awards to executive officers including the chief executive officer, chief financial officer and the other three executive officers named in the Summary Compensation Table below, all of whom we refer to as the executive officers or named executive officers. The Committee’s membership is determined by the Board of Directors and is composed of four independent, non-management directors. The Committee, in its sole discretion, has the authority to delegate any of its responsibilities to subcommittees as it deems appropriate. The Committee did not delegate any of its responsibilities during 2006.

The Committee periodically approves and adopts, or makes recommendations to the Board for Abraxas’ compensation decisions. In the first quarter of each year, Mr. Watson, the Chief Executive Officer, submits to the Compensation Committee his recommendations for salary adjustments and long-term equity incentive awards based upon his subjective evaluation of individual performance and his subjective judgment regarding each executive officer’s salary and equity incentives, for each executive officer except himself. For more information on our Compensation Committee, please refer to the discussion under “Proposal One—Election of Directors—Committees of the Board of Directors.”

The Compensation Committee reviews all components of compensation for our executive officers, including base salary, annual incentive bonuses, long-term equity based awards, the dollar value to the executive and cost to Abraxas of all perquisites and all severance and change of control arrangements. Based on this review, the Compensation Committee has determined that the compensation paid to our executive officers reflects our compensation philosophy and objectives.

Compensation Philosophy and Objectives

Our underlying philosophy in the development and administration of Abraxas’ annual and long-term compensation plans is to align the interests of our executive officers with those of Abraxas’ stockholders. Key elements of this philosophy are:

•

Establishing compensation plans that deliver base salaries which are competitive with companies in our peer group, within Abraxas’ budgetary constraints and commensurate with Abraxas’ salary structure.

•	Rewarding outstanding performance particularly where such performance is reflected by an increase in Abraxas’ Net Asset Value.
•	Providing equity-based incentives to ensure motivation over the long-term to respond to Abraxas’ business challenges and opportunities as owners rather than just as employees.

The compensation currently paid to Abraxas’ executive officers consists of three core elements: base salary, annual bonuses under a performance-based, non-equity incentive plan and long-term equity based awards granted pursuant to our 2005 Employee Long-Term Equity Incentive Plan, which we refer to as the 2005 Employee Plan, plus other employee benefits generally available to all employees of Abraxas. We believe these elements support our underlying philosophy of aligning the interests of our named executive officers with those of Abraxas’ stockholders by providing the named executive officers a competitive salary, an opportunity for annual bonuses, and equity-based incentives to ensure motivation over the long-term. We view the three core elements of compensation as related but distinct. Although we review total compensation, we do not believe that significant compensation derived from one component of compensation should increase or reduce compensation from another component. We determine the appropriate level for each component of compensation separately. We have not adopted any formal or informal policies or guidelines for allocating compensation among long-term incentives and annual base salary and bonuses, between cash and non-cash compensation, or among different forms of non-cash compensation; however, we do consider the age, tenure and seniority of each named executive officer in making compensation decisions.

Abraxas does not have any other deferred compensation programs or supplemental executive retirement plans and no perquisites are provided to Abraxas’ executive officers that are not otherwise available to all employees of Abraxas, and no perquisites are valued in excess of $10,000 per employee.

Elements of Executive Compensation

Executive compensation consists of the following elements:

Base Salary. In determining base salaries for the executive officers of Abraxas, we aim to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. We review the salary structure of Abraxas as compared to a peer group of exploration and production companies included in the William M. Mercer 2006 Energy Compensation Survey, which we refer to as the Mercer Energy Survey. We chose the Mercer Energy Survey as a benchmark because the survey includes over 180 companies within the energy industry and covers all components of compensation across the full spectrum of positions and responsibilities. Abraxas has participated in the survey since its inception in 1999 and of the participants, 74% are publicly-traded companies and 40% categorized themselves as an exploration and production company.

Abraxas’ salary range is set by reference to the salaries paid by our peer group companies in the Mercer Energy Survey while remaining within Abraxas’ budgetary constraints. We use the companies in our peer group to compare Abraxas’ salary structure to that of other companies that compete with Abraxas for executives but without targeting salaries to be higher, lower, or approximately the same as those of the companies in the peer group. We believe that the base salary levels for our named executive officers are consistent with the practices of the companies in our peer group and increases in base salary levels from time to time are designed to reflect competitive practices in the industry, individual performance and the officer’s contribution to our overall business goals. Individual performance and contribution to the overall business goals of Abraxas are subjective measures and evaluated by Mr. Watson and the Compensation Committee.

The base salaries paid to our named executive officers in 2006 are set forth below in the Summary Compensation Table. For 2006, base salaries, paid as cash compensation, were $1,048,250 with Mr. Watson receiving $326,000. We believe that the base salaries paid achieved our objectives.

Base salaries for 2007 have been increased by an average of 4% over 2006 for our named executive officers. This increase reflects competitive practices in the industry as supported by the Mercer Energy Survey.

Annual Bonuses. Abraxas’ current bonus plan was adopted by our Board of Directors in 2003, and later amended to include all of our named executive officers. The purpose of the bonus plan is to create financial incentives for our named executive officers that are tied directly to increases in Net Asset Value, or NAV, per share of Abraxas common stock. We chose NAV as the foundation of the bonus plan because we believe that NAV equates to the value of Abraxas’ reserve base, giving risked credit for non-proven reserves, and adjusted for other assets and liabilities, including long-term debt. We believe that NAV is a better indicator of the health of Abraxas than its stock price, as the success of finding oil and gas is directly reflected in our NAV, while our stock price can be influenced by a number of factors outside the control of the executive officers of Abraxas. In addition, many exploration and production analysts use NAV per share comparisons to establish price targets for the companies they follow. Under the bonus plan, NAV is calculated at each year-end after receipt of the reserve report from our independent petroleum engineering firm and the audited financials, subject to certain adjustments, as follows:

Net Asset Value Calculation:
+ + + + ± -	PV10 Proved Reserves PV10 Risked Probable Reserves Property & Equipment Acreage Other Assets Net Working Capital Debt
=	Net Asset Value (“NAV”)
÷	Shares Outstanding
=	NAV per share

The proved and probable reserves are estimated at year-end by our independent petroleum engineering firm in accordance with guidelines published by the Society of Petroleum Engineers (SPE), and all other items in the calculation are derived from the year-end audited financials. The PV10 of the proved and probable reserves is the present value, using a 10% discounted rate, of the future net cash flows before income tax calculated within the parameters set forth by the Securities and Exchange Commission. The calculated NAV is then divided by the number of outstanding shares of Abraxas common stock at year-end to arrive at the NAV per share.

The annual bonuses are calculated by the percentage increase in the current year-end NAV per share over the previous year-end NAV per share up to the first 10%; after 10% has been achieved, all excess percentage increases are doubled, with a maximum award for any one-year of 70% of the executive officer’s base annual salary. For example, if the percentage increase in NAV for a given year was 15%, the calculated bonus would be equal to 20% of the executive officer’s annual base salary. Therefore, in order to compare NAV year-over-year, the current year-end PV10s for proved and probable reserves are calculated with commodity prices used in the previous year-end PV10 calculations. Then, for the ensuing year, the PV10s for proved and probable reserves are calculated with current commodity prices to establish the NAV per share at the beginning of a given year, thus the difference between the calculated NAV per share at the end of a given year and the calculated NAV per share at the beginning of the following year.

In the first quarter of each year, the annual bonuses for the prior year are calculated after the reserve report and audited financial statements are available. Mr. Watson submits the annual bonus calculation to the Compensation Committee for review and discussion.

For example, at the beginning of 2005, the calculated NAV per share was $1.09 and the calculated NAV per share at the end of 2005 was $2.32, a 113% increase. On February 23, 2006, the Compensation Committee recommended 2005 annual bonus awards for our named executive officers, and the board approved these annual bonus awards at its meeting on February 24, 2006, and $608,300 was awarded in annual bonuses under the annual bonus plan to our named executive officers for 2005.

The following table details the 2005 bonus calculation:

Name	Base Salary	Bonus Award Achieved (Percentage of Salary) (1)	Maximum Award (Percentage of Salary)	Annual Bonus Awarded Under the Annual Bonus Plan (2)
Robert L.G. Watson	$ 314,000	216%	70%	$ 219,800
Chris E. Williford	193,000	216%	70%	135,100
Lee T. Billingsley	181,000	216%	70%	126,700
William H. Wallace	181,000	216%	70%	126,700

_________________

(1)	113% increase in NAV: 1% for the first 10%, then 2% for each percent increase (10 + (103 x 2)) = 216%
(2)	In addition to these amounts earned under the annual bonus plan, $48,314 was also paid to the named executive officers in 2005, for total bonus awards of $656,614.

At the beginning of 2006, the calculated NAV per share was $5.98 and the calculated NAV per share at the end of 2006 was $4.77, calculated with commodity prices as of December 31, 2005. As a result, no bonuses were paid under this plan in 2006. The award opportunities for 2006 are reflected in the Grants of Plan-Based Awards table in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns and in the Summary Compensation Table as earned with respect to 2006 in the “Non-Equity Incentive Plan Compensation” column. At the beginning of 2007, the calculated NAV per share was $1.60, calculated with commodity prices as of December 31, 2006.

The Compensation Committee has the discretion to defer all or any part of any bonus to future years, to pay all or any portion of any bonus, or deferred bonus, in shares of Abraxas common stock and has the discretion to pay bonuses even if no bonus would be payable under the bonus plan. In the past, the Committee has elected to pay a portion of annual bonus in shares of Abraxas common stock and may continue to do so in the future. The Committee reviews the cash position of the Company and the amount of the annual bonus when making such determinations.

The Compensation Committee also has the discretion to pay bonuses outside of this plan. Mr. Wendel was added to this plan in 2006 but was not eligible in 2005. The Compensation Committee awarded a discretionary bonus to Mr. Wendel of $28,000 for his efforts in 2006.

Long-Term Equity Incentive Plan. Abraxas’ 2005 Employee Plan, which was approved by our stockholders at the 2006 annual meeting, authorizes us to grant incentive stock options, non-qualified stock options and shares of restricted stock to our named executive officers, as well as to all employees of Abraxas. We use equity incentives as a form of long-term compensation because it provides our executive officers an opportunity to acquire an equity interest in Abraxas and further aligns their interest with those of our stockholders. Options grants generally have a term of 10 years and vest in equal increments over 4 years. Restricted stock grants vest in accordance with each individual grant agreement. Vesting is accelerated in certain events described under “Employment Agreements and Potential Payments Upon Termination or Change in Control.”

The purposes of this plan are to employ and retain qualified and competent personnel and to promote the growth and success of Abraxas, which can be accomplished by aligning the long-term interests of the executive officers with those of the stockholders by providing the executive officers an opportunity to acquire an equity interest in Abraxas. All grants are made with an exercise price equal to the closing price of our common stock.

A total of 1,200,000 shares of Abraxas common stock are reserved, subject to adjustment following certain events, such as stock splits. The maximum annual award for any one employee is 200,000 shares of Abraxas common stock. If options, as opposed to restricted stock, are awarded, the exercise share price shall be no less than 100% of the fair market value on the date of the award, unless the employee is awarded incentive stock options and at the time of the award, owns more than 10% of the voting power of all classes of stock of Abraxas. Under this circumstance, the exercise share price shall be no less than 110% of the fair market value on the date of the award. Option terms and vesting schedules are at the discretion of the Compensation Committee.

In the first quarter of each year, Mr. Watson submits to the Compensation Committee his recommendations for long-term equity incentive awards based upon his subjective evaluation of individual performance and his subjective judgment regarding each executive officer’s long-term equity incentives, for each named executive officer except himself. The Compensation Committee reviews and discusses the recommendations and has the sole authority to determine any long-term equity incentive awards for Mr. Watson. In determining whether to grant long-term equity incentive awards, we seek to ensure that the total compensation package, including cash compensation, is competitive with the compensation paid by the companies included in the Mercer Energy Survey, yet such awards are substantially contingent upon the conclusion of Mr. Watson and the Compensation Committee as to whether individual and corporate efforts have produced attractive long-term returns to Abraxas stockholders. We also consider past grants to each executive officer and the level to which such past grants are (or are not) “in-the-money”.

Abraxas has historically granted long-term equity incentives after Mr. Watson presents his recommendations to the Compensation Committee in the first quarter; however, we have not granted long-term equity incentives every year and we have awarded long-term equity incentive awards at other times during the year, principally in the event of a new hire, substantial promotion or significant corporate event, such as the completion of a financing transaction. We believe that certain corporate events warrant the granting of options outside the normal course of business as these events are significant to the future success of Abraxas. We do not time stock option or restricted stock grants in coordination with the release of material non-public information.

Employment Contracts, Change-In-Control Arrangements and Certain Other Matters. We provide the opportunity for our named executive officers to be protected under the severance and change in control provisions contained in their employment agreements. We believe that these provisions help us to attract and retain an appropriate caliber of talent for the position. Our severance and change in control provisions for the named executive officers are summarized in “Employment Agreements and Potential Payments Upon Termination or Change in Control” below. Based upon the Mercer Energy Survey, we believe that our severance and change in control provisions are consistent with the programs and levels of severance and post employment compensation of other companies in our peer group and believe that these arrangements are reasonable.

Other Employee Benefits.   Abraxas’ executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life and long-term disability insurance, in each case on the same basis as other employees. In addition to employee group life insurance, Abraxas provides a key-man life insurance policy for Mr. Watson. Abraxas’ executive officers are also eligible to participate in our 401(k) plan on the same basis as other employees. Abraxas’ Board of Directors, at its sole discretion, may authorize Abraxas to match (in part or in whole) the contributions of each employee to the 401(k) plan during a given year; Abraxas contributions may be in the form of cash, shares of common stock or a combination thereof.

Impact of Regulatory Requirements

Deductibility of Executive Compensation. In 1993, the federal tax laws were amended to limit the deduction a publicly-held company is allowed for compensation paid to the chief executive officer and to the four most highly compensated executive officers other than the chief executive officer. Generally, amounts paid in excess of $1 million to a covered executive, other than performance-based compensation, cannot be deducted. In order to constitute performance-based compensation for purposes of the tax law, stockholders must approve the performance measures. Since Abraxas does not anticipate that the compensation for any executive officer will exceed the $1 million threshold in the near term, stockholder approval necessary to maintain the tax deductibility of compensation at or above that level is not being requested. We will reconsider this matter if compensation levels approach this threshold, in light of the tax laws then in effect. We will consider ways to maximize the deductibility of executive compensation, while retaining the discretion necessary to compensate executive officers in a manner commensurate with performance and the competitive environment for executive talent.

Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, Abraxas believes it is operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Accounting for Stock-Based Compensation. Beginning on October 1, 2005, we began accounting for stock-based compensation, including its 2005 Employee Plan and 2005 Directors Plan, in accordance with the requirements of FASB Statement 123(R).

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Abraxas has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K.

This report is submitted by the members of the Compensation Committee.

Ralph F. Cox, Chairman

Harold D. Carter

Barry J. Galt

Dennis E. Logue

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2006, that Abraxas paid to each of its named executive officers.

Name and Principal Position	Salary (1)	Bonus (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total (6)
Robert L.G. Watson President and Chief Executive Officer, and Chairman of the Board	$326,000	$12,692	$101,688	$ 0	$16,780	$457,160
Chris E. Williford Executive Vice President, Chief Financial Officer and Treasurer	199,000	7,731	98,456	0	8,254	313,441
Lee T. Billingsley Vice President — Exploration	186,250	7,231	48,950	0	10,000	252,431
William H. Wallace Vice President — Operations	186,250	7,231	48,950	0	6,519	248,950
Stephen T. Wendel Vice President – Land & Marketing	150,750	33,846	48,919	0	6,784	240,299

__________________

(1)	The amounts in this column include any contributions made by the named executive officer to his 401(k) plan account.
(2)	The amounts in this column reflect a discretionary holiday bonus, and in the case of Mr. Wendel, also include a one-time discretionary bonus due to a change in his annual bonus plan.
(3)

The amounts in this column reflect the recognized value of options granted to the named executive officer, calculated in accordance with SFAS 123R for the year ended December 31, 2006, which include options granted in prior years to the extent they were not fully-vested by January 1, 2006. See note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007 for a discussion of all assumptions made in the calculation of this amount.

(4)	The amounts in this column represent cash bonuses earned under the annual bonus plan.
(5)

The amounts in this column represent contributions by Abraxas to the named executive officers 401(k) plan account, and in the case of Mr. Watson, also include payments by Abraxas for a key-man life insurance policy.

(6)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the previous columns.

GRANTS OF PLAN-BASED AWARDS

The following table provides information with regard to potential cash bonuses paid or payable in 2006 under our performance-based, non-equity incentive plan, and with regard to each stock award and stock option granted to each named executive officer during 2006. There were no bonuses paid to our named executive officers during 2006 and there were no stock awards or stock options granted to our named executive officers in 2006 under the annual bonus plan or the 2005 Employee Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
		Threshold	Target	Maximum
Robert L.G. Watson	01/02/2006	-	$ 219,800	$ 231,000
Chris E. Williford	01/02/2006	-	135,100	140,700
Lee T. Billingsley	01/02/2006	-	126,700	131,600
William H. Wallace	01/02/2006	-	126,700	131,600
Stephen T. Wendel (2)	-	-	-	106,400

__________________

(1)

Awards potentially payable under our annual bonus plan. The annual bonus plan does not provide for a threshold level; therefore, the bonuses under the plan can range from 0 to the maximum, which equals 70% of each named executive officers base salary. The target amount was not determinable on the date of grant. Therefore, the amount set forth in the target column reflects the amount each named executive officer earned under the plan in 2005 as a representative amount. Please see the discussion under “Compensation Discussion and Analysis – Elements of Executive Compensation – Annual Bonuses” for more information. There were no bonuses paid to our named executive officers during 2006. Please refer to column 4 of the Summary Compensation Table.

(2)	Mr. Wendel was added to this plan in 2006 but was not eligible in 2005.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The table below contains certain information concerning outstanding option awards at December 31, 2006 for our named executive officers. None of the named executive officers had outstanding stock awards at December 31, 2006.

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (Exercisable)		Number of Securities Underlying Unexercised Options (Unexercisable)(1)	Option Exercise Price (2)	Option Expiration Date
Robert L.G. Watson	50,000	(3)		$ 0.66	03/26/2007
	50,000	(3)		2.06	03/26/2007
	50,000			0.66	12/02/2007
	50,000			2.06	12/02/2007
	20,000			0.66	11/19/2008
	20,000			2.06	11/19/2008
	60,000			0.66	05/26/2010
	60,000			1.38	05/26/2010
	30,000			0.66	03/23/2011
	30,000			4.83	03/23/2011
	6,856			0.66	09/17/2011
	6,857			2.21	09/17/2011

	90,000			0.65	11/22/2012
	25,000		75,000	4.59	09/13/2015
Chris E. Williford	40,000	(3)		0.66	03/26/2007
	15,000			0.66	12/02/2007
	20,000			0.66	11/19/2008
	40,000			0.66	05/26/2010
	20,000			0.66	03/23/2011
	43,000			0.65	11/22/2012
	25,000		75,000	4.59	09/13/2015
Lee T. Billingsley	25,000			0.66	10/01/2008
	8,000			0.66	11/19/2008
	30,000			0.66	11/18/2009
	15,000			0.66	03/23/2011
	22,000			0.65	11/22/2012
	11,250		3,750	0.68	04/24/2013
	12,500		37,500	4.59	09/13/2015
William H. Wallace	6,500			0.66	11/19/2008
	30,000			0.66	11/18/2009
	15,000			0.66	03/23/2011
	22,000			0.65	11/22/2012
	11,250		3,750	0.68	04/24/2013
	12,500		37,500	4.59	09/13/2015
Stephen T. Wendel	25,000	(3)		0.66	03/26/2007
	10,000			0.66	12/02/2007
	10,000			0.66	11/19/2008
	15,000			0.66	11/18/2009
	10,000			0.66	03/23/2011
	17,000			0.65	11/22/2012
	12,500		37,500	4.59	09/13/2015

__________________

(1)	Options vest in twenty-five percent (25%) increments each year for four (4) years on the anniversary of the grant date.
(2)

On December 6, 2002, the Board of Directors approved a plan pursuant to which the price of each outstanding stock option granted to employees of Abraxas with an exercise price greater than $0.66 per share was reduced to $0.66 per share. However, only one-half of Mr. Watson’s options were repriced at $0.66. The repricing was approved in connection with Abraxas’ financial restructuring which was consummated in January 2003. As part of the negotiations that Abraxas had undertaken with the beneficial holder of the largest block of Abraxas’ then outstanding second lien notes, the holder conditioned its participation in the exchange offer for the second lien notes on the repricing. Because the Board believed that the financial restructuring, including the exchange offer, represented the best alternative available to Abraxas to reduce its long term indebtedness and to increase its liquidity, the Board approved the repricing. The effectiveness of the repricing was conditioned upon the consummation of the financial restructuring which occurred on January 23, 2003.

(3)	These options were exercised by the named executive officer subsequent to December 31, 2006.

OPTION EXERCISES AND STOCK VESTED

The table below contains certain information concerning exercises of stock options and other stock awards by our named executive officers during the fiscal year ended December 31, 2006.

OPTION AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Robert L.G. Watson	140,000 (1)	$ 394,400 (4)
Chris E. Williford	40,000 (2)	159,200 (5)
Lee T. Billingsley	-	-
William H. Wallace	10,000	38,500 (6)
Stephen T. Wendel	18,660 (3)	81,084 (7)

__________________

(1)	Of this amount, 38,202 shares were utilized as payment of the exercise price for 100,000 shares
(2)	Of this amount, 3,708 shares were utilized as payment of the exercise price for 20,000 shares.
(3)	Of this amount, 1,483 shares were utilized as payment of the exercise price for 8,000 shares.
(4)

40,000 shares were exercised on March 6, 2006 with an average exercise price of $1.36 and the closing price of Abraxas’ common stock on March 6, 2006 was $5.72, for a realized value of $4.36 per share, and 100,000 shares were exercised on November 17, 2006 with an average exercise price of $1.36 and the closing price of Abraxas’ common stock on November 17, 2006 was $3.56, for a realized value of $2.20 per share.

(5)

20,000 shares were exercised on March 6, 2006 with an average exercise price of $0.66 and the closing price of Abraxas’ common stock on March 6, 2006 was $5.72, for a realized value of $5.06 per share, and 20,000 shares were exercised on November 17, 2006 with an average exercise price of $0.66 and the closing price of Abraxas’ common stock on November 17, 2006 was $3.56, for a realized value of $2.90 per share.

(6)	10,000 shares were exercised on May 25, 2006 with an average exercise price of $0.66 and the closing price of Abraxas’ common stock on May 25, 2006 was $4.51, for a realized value of $3.85 per share.
(7)

10,660 shares were exercised on March 3, 2006 with an average exercise price of $0.66 and the closing price of Abraxas’ common stock on March 3, 2006 was $6.09, for a realized value of $5.43 per share, and 8,000 shares were exercised on November 17, 2006 with an average exercise price of $0.66 and the closing price of Abraxas’ common stock on November 17, 2006 was $3.56, for a realized value of $2.90 per share.

Pension Benefits

Abraxas does not sponsor any pension benefit plans and none of the named executive officer’s contribute to such a plan.

Non-Qualified Deferred Compensation

Abraxas does not sponsor any non-qualified defined compensation plans or other non-qualified deferred compensation plans and none of the named executive officer’s contributes to any such plans.

Employment Agreements and Potential Payments Upon Termination or Change in Control

Abraxas has entered into employment agreements with each of our named executive officers pursuant to which each will receive compensation as determined from time to time by the Board in its sole discretion.

The employment agreements for Messrs. Watson and Williford are scheduled to terminate on December 21, 2007, and are automatically extended for additional one-year terms unless Abraxas gives 120 days notice of its intention not to renew the employment agreement. The employment agreements for Messrs. Wallace and Wendel and Dr. Billingsley are scheduled to terminate on December 31, 2007, and are automatically extended for an additional year if by December 1 neither Abraxas nor Messrs. Wallace and Wendel or Dr. Billingsley, as the case may be, has given notice to the contrary.

The employment agreements contain the following defined terms:

“Cause” means termination upon

(i) the continued failure by the officer to substantially perform his duties with Abraxas (other than any such failure resulting from his incapacity due to physical or mental illness or any such actual or anticipated failure resulting from termination by him for Good Reason) after a written demand for substantial performance is delivered to the officer by the Board, which demand specifically identifies the manner in which the Board believes that he has not substantially performed his duties, or

(ii) the engaging by the officer in conduct which is demonstrably and materially injurious to the Company, monetarily or otherwise. The officer shall not be deemed to have been terminated for Cause unless and until the officer has been delivered a copy of a resolution duly adopted by the affirmative vote (which cannot be delegated) of not less than a majority of the members of the Board who are not officers of the Company at a meeting of the Board called and held for such purposes (after reasonable notice to the officer and an opportunity for the officer, together with the officer’s counsel, to be heard before the Board), finding that in the good faith opinion of the Board, the officer was guilty of conduct set forth above in clauses (i) or (ii) above and specifying the particulars thereof in detail.

“Change in Control” means the occurrence of

(i) any “person” or “group” (as such terms are used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) becoming the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), except that a person shall be deemed to be the “beneficial owner” of all shares that any such person has the right to acquire pursuant to any agreement or arrangement or upon exercise of conversion rights, warrants, options or otherwise, without regard to the sixty day period referred to in such Rule), directly or indirectly, of securities representing 20% or more of the combined voting power of the Company’s then outstanding securities,

(ii) any person or group making a tender offer or an exchange offer for 20% or more of the combined voting power of the Company’s then outstanding securities,

(iii) at any time during any period of two consecutive years, individuals who at the beginning of such period constituted the Board and any new directors, whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds (2/3) of the Company directors then still in office who either were the Company directors at the beginning of the period or whose election or nomination for election was previously so approved (“Current Directors”), ceasing for any reason to constitute a majority thereof,

(iv) the Company consolidating, merging or exchanging securities with any other entity and the stockholders of the Company immediately before the effective time of such transaction not beneficially owning, immediately after the effective time of such transaction, shares entitling such stockholders to a majority of all votes (without consideration of the rights of any class of stock entitled to elect directors by a separate class vote) to which all stockholders of the corporation issuing cash or securities in the consolidation, merger or share exchange would be entitled for the purpose of electing directors or where the Current Directors immediately after the effective time of the consolidation, merger or share exchange not constituting a majority of the Board of Directors of the corporation issuing cash or securities in the consolidation, merger or share exchange, or

(v) any person or group acquiring 50% or more of the Company’s assets.

“Disability” means the incapacity of the officer due to physical or mental illness which causes the officer to have been absent from the full-time performance of his duties with the Company for six consecutive months, and within

30 days after the Company gives the officer written notice of termination, the officer has not returned to the full-time performance of his duties.

“Good Reason” means, without the officer’s express written consent, any of the following:

(i) a material adverse alteration in the nature or status of his position, duties or responsibilities;

(ii) a reduction in his current annual base salary;

(iii) a change in the principal place of his employment to a location more than twenty-five (25) miles from the Company’s current principal place of employment, excluding required travel on the Company’s business to an extent substantially consistent with the officer’s present business travel obligations;

(iv) the failure by the Company, without his consent, to pay to him any portion of his current compensation, or to pay to him any portion of any deferred compensation, within ten (10) days of the date any such compensation payment is due;

(v) the failure by the Company to continue in effect any compensation plan in which he participates, or any substitute plans or the failure by the Company to continue his participation therein on the same basis, both in terms of the amount of benefits provided and the level of his participation relative to other participants, as existing;

(vi) the failure by the Company to continue to provide him with benefits at least as favorable to those enjoyed by him under any of the Company’s pension, life insurance, medical, health and accident, disability, deferred compensation or savings plans in which he is currently participating, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the officer of any material fringe benefit enjoyed by him, or the failure by the Company to provide him with the number of paid vacation days to which he is entitled on the basis of the Company’s practice with respect to him;

(vii) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform his employment agreement; or

(viii) any purported termination of his employment which is not effected pursuant to the employment agreement’s termination provisions.

“Retirement” means termination in accordance with the Company’s retirement policy, generally applicable to its salaried employees or in accordance with any retirement arrangement established with the officer’s consent with respect to himself.

If, during the term of the employment agreement for each named executive officer or any extension thereof, an officer’s employment is terminated other than for Cause or Disability, by reason of the officer’s death or Retirement, or by such officer for Good Reason, then such officer will be entitled to receive the following:

Watson and Williford: a lump sum payment equal to the greater of (a) his annual base salary for the last full year during which he was employed by Abraxas or (b) his annual base salary for the remainder of the term of his employment agreement.

Wallace, Wendel and Billingsley: no provisions for termination of employment because at all times during the term of each officer’s employment agreements, such officer’s employment is at will and may be terminated by Abraxas for any reason with notice or cause. If, during the term of the employment agreement for each of Messrs. Wallace and Wendel or Dr. Billingsley or any extension thereof, a change in control occurs, then such officer will be entitled to an automatic extension of the term of the officer’s employment agreement for a period of 36 months beyond the term in effect immediately before the change in control.

If, following a change in control, an officer’s employment is terminated other than for Cause or Disability, by reason of the officer’s death or Retirement or by such officer for Good Reason, then such terminated officer will be entitled to the following:

Watson and Williford: a lump sum payment equal to 2.99 times his annual base salary.

Wallace, Wendel and Billingsley: a lump sum payment equal to three times his annual base salary.

If any lump sum payment to a named executive officer would individually or together with any other amounts paid or payable constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, and applicable regulations thereunder, the amounts to be paid will be increased so that each named executive officer, as the case may be, will be entitled to receive the amount of compensation provided in his contract after payment of the tax imposed by Section 280G.

In addition, unvested options that have been awarded to our named executive officers will vest upon any change in control. As of December 31, 2006, 270,000 options were unvested and 262,500 of those were “out-of-the-money” with an exercise price of $4.59.

The table below contains certain information concerning termination and change in control payments to each of our named executive officers as if the event occurred on December 31, 2006.

Termination and Change in Control Payments Table

Name	Type of Benefit	Before Change in Control Termination w/o Cause or for Good Reason (1)	After Change in Control Termination w/o Cause or for Good Reason (2)	Voluntary Termination	Death / Disability	Change in Control (3)
Robert L.G. Watson	Severance pay	$ 330,000	$ 986,700	$ -	$ -	$ -
Chris E. Williford	Severance pay	201,000	600,990	-	-	-
Lee T. Billingsley	Severance pay	-	564,000	-	-	564,000
	Option acceleration					9,038
William H. Wallace	Severance pay	-	564,000	-	-	564,000
	Option acceleration					9,038
Stephen T. Wendel	Severance pay	-	456,000	-	-	456,000

__________________

(1)	These amounts reflect a lump sum payment equal to the officer’s annual base salary as of December 31, 2006.
(2)	These amounts reflect a lump sum payment equal to 2.99x (Watson and Williford) and 3.0x (Billingsley, Wallace and Wendel) the officer’s annual base salary during 2006.
(3)

The amounts on the severance pay row reflect a 36-month extension of each officer’s respective employment agreement based on the officer’s base salary during 2006, and would be paid over the 36-month extension period. The amounts on the option acceleration row reflect 3,750 options at a potential value of $2.41 per share (the difference between the fair market value on December 31, 2006 and the exercise price of the options).

Compensation of Directors

All compensation paid to directors is limited to non-employee directors. We use a combination of cash and stock-based incentive compensation to attract and retain qualified individuals to serve on the Board.

Compensation. Abraxas pays each director an annual retainer fee of $12,000 in four quarterly payments. Beginning in the fourth quarter of 2006, each quarterly payment will be paid in shares of restricted stock pursuant to the 2005 Director Plan; prior to this time, each quarterly payment was paid in cash. The number of shares issued to each non-employee director is calculated each quarter by dividing one-quarter of the then-established annual retainer fee by the closing price of our common stock on the date of each quarterly board meeting. Fractional shares are not issued; therefore, any shortfall of the then-established annual retainer fee will be paid in cash after the last quarterly board meeting of each year. Any non-employee director who leaves the Board during the calendar year is not eligible for any restricted stock awards after leaving the Board. In addition, Abraxas pays each director, including the advisory director, $1,500 for each board meeting attended and $1,000 for each committee meeting attended. The chairman of the audit committee receives an additional annual fee of $3,000 and the chairmen of the compensation, governance, and nominating committees each receive an additional annual fee of $1,500.

Stock Options. Abraxas has awarded each director a total of 85,000 options (40,000 to the advisory director), with exercise prices equal to the prevailing market prices at the time of issuance, ranging between $0.68 and $4.59 per share. In addition, each year at the first regular board meeting following the annual meeting, Abraxas awards each director, including the advisory director, 10,000 options, in accordance with the terms of the 2005 Director Plan. The 2005 Directors Plan reserves 900,000 shares of Abraxas common stock, subject to adjustment following certain events, such as stock splits. The maximum annual award for any one director is 10,000 shares plus the number of restricted shares awarded pursuant to the retainer payment described above. The exercise price of all options awarded are no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the Compensation Committee. The following is a description of the material terms of the 2005 Director Plan:

Unless otherwise provided in the applicable award agreement or any severance agreement, vested awards granted under the 2005 Directors Plan shall expire, terminate, or otherwise be forfeited as follows:

•	three months after the date the Company delivers a notice of termination of a Participant’s Active Status, other than in circumstances covered by the following three circumstances:

▪	immediately upon termination for misconduct;

▪	12 months after the date of death; and

▪	36 months after the date on which the director ceased performing services as a result of retirement.

COMPENSATION OF DIRECTORS

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2006 that Abraxas paid to each director. Abraxas does not sponsor a pension benefits plan, a non-qualified deferred compensation plan or a non-equity incentive plan for our directors; therefore, these columns have been omitted from the following table. Except for reimbursement of travel expenses to attend board and committee meetings, no other or additional compensation for services were paid to any of the directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Total (4)
C. Scott Bartlett, Jr.	$ 29,502	$ 2,998	$ 32,400	$ 64,900
Franklin A. Burke	25,002	2,998	34,000	62,000
Harold D. Carter	17,002	2,998	38,025	58,025
Ralph F. Cox	17,502	2,998	32,400	52,900
Barry J. Galt	15,502	2,998	41,775	60,275
Dennis E. Logue	18,502	2,998	35,067	56,567
Paul A. Powell, Jr.	24,002	2,998	89,100	116,100
Richard M. Riggs	6,000	0	32,400	38,400
Joseph A. Wagda (5)	21,500	0	32,400	53,900

__________________

(1)	This column represents the amounts paid in cash to each director.

(2)

This column represents the dollar value of stock awarded to each director for one-quarter of their annual retainer fee. Each director was awarded 826 vested shares of Abraxas common stock on November 16, 2006 and the closing price of our common stock on that date was $3.63 per share.

(3)

The amounts in this column reflect the recognized value of options granted to each director, calculated in accordance with SFAS 123R for the year ended December 31, 2006, which include options granted in prior years to the extent they were not fully-vested by January 1, 2006. The grant date fair value of all options awarded during 2006, calculated in accordance with SFAS 123R, was $291,600. See note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007 for a discussion of all assumptions made in the calculation of this amount.

(4)	The dollar value in this column for each director represents the sum of all compensation reflected in the previous columns.
(5)	Mr. Wagda resigned from the board on October 19, 2006.

The table below contains certain information concerning outstanding option awards at December 31, 2006 for each of the directors. None of the named directors had outstanding stock awards at December 31, 2006.

Outstanding Equity Awards at Fiscal-Year End Table

Name	Option Awards
C. Scott Bartlett, Jr.	70,000
Franklin A. Burke	87,000
Harold D. Carter	87,000
Ralph F. Cox	95,000
Barry J. Galt	95,000
Dennis E. Logue	88,000
Paul A. Powell, Jr.	87,000
Richard M. Riggs	42,000
Joseph A. Wagda (1)	57,403

__________________

(1)	Mr. Wagda resigned from the board on October 19, 2006.

Compensation Committee Interlocks and Insider Participation

Messrs. Cox, Carter, Galt and Logue served on the Compensation Committee during 2006. No member of the Compensation Committee was at any time during 2006 or at any other time an officer or employee of Abraxas, and no member had any relationship with Abraxas requiring disclosure as a related-party transaction in the section “Certain Relationships and Related Transactions” of this report. No executive officer of Abraxas has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Based upon information received from the persons concerned, each person known to Abraxas to be the beneficial owner of more than five percent of the outstanding shares of common stock of Abraxas, each director and nominee for director, each of the named executive officers and all directors and officers of Abraxas as a group, owned beneficially as of April 20, 2007, the number and percentage of outstanding shares of common stock of Abraxas indicated in the following table. Abraxas has not adopted stock ownership guidelines; consequently, there are no minimum requirements for ownership of Abraxas’ common stock. None of the shares listed below have been pledged as security.

Name and Address of Beneficial Owner	Number of Shares (1)	Percentage (%)
Robert L.G. Watson	1,228,640 (2)	2.8
Chris E. Williford	255,205 (3)	*
Lee T. Billingsley	217,586 (4)	*
William H. Wallace	132,498 (5)	*
Stephen T. Wendel	218,931 (6)	*
C. Scott Bartlett, Jr.	84,300 (7)	*
Franklin A. Burke	3,491,759 (8)	8.1
Harold D. Carter	122,475 (9)	*
Ralph F. Cox	356,800 (10)	*
Barry J. Galt	121,800 (11)	*
Dennis E. Logue	96,800 (12)	*
Paul A. Powell, Jr.	116,179 (13)	*
Richard M. Riggs	183,263 (14)	*
All Officers and Directors as a Group (13 persons)	6,626,236 (2)(3)(4)(5)(6) (7)(8)(9)(10) (11)(12)(13)(14)	15.4

__________________

*	Less than 1%
(1)	Unless otherwise indicated, all shares are held directly with sole voting and investment power.
(2)

Includes 28,577 shares issuable upon exercise of options granted pursuant to the Abraxas Petroleum Corporation 1993 Key Contributor Stock Option Plan, 395,136 shares issuable upon exercise of options granted pursuant to the Abraxas Petroleum Corporation 1994 Long Term Incentive Plan (the “1994 LTIP”), 25,000 shares issuable upon exercise of options granted pursuant to the Abraxas Petroleum Corporation 2005 Employee Long-Term Equity Incentive Plan (the “2005 Employee Plan”) and 17,670 shares in a retirement account. Does not include a total of 75,880 shares owned by the Robert L G. Watson, Jr. Trust and the Carey B. Watson Trust, the trustees of which are Mr. Watson’s brothers and the beneficiaries of which are Mr. Watson’s children. Mr. Watson disclaims beneficial ownership of the shares owned by these trusts.

(3)

Includes 138,000 shares issuable upon exercise of options granted pursuant to the 1994 LTIP, 25,000 shares issuable upon exercise of options granted pursuant to the 2005 Employee Plan and 7,934 shares in a retirement account.

(4)

Includes 111,250 shares issuable upon exercise of options granted pursuant to the 1994 LTIP, 12,500 shares issuable upon exercise of options granted pursuant to the 2005 Employee Plan and 15,896 shares in a retirement account.

(5)

Includes 84,750 shares issuable upon exercise of options granted pursuant to the 1994 LTIP, 12,500 shares issuable upon exercise of options granted pursuant to the 2005 Employee Plan and 10,832 shares in a retirement account.

(6)

Includes 62,000 shares issuable upon exercise of options granted pursuant to the 1994 LTIP, 12,500 shares issuable upon exercise of options granted pursuant to the 2005 Employee Plan and 67,869 shares in a retirement account.

(7)

Includes 50,000 shares issuable upon exercise of certain option agreements, 20,000 shares issuable upon exercise of options granted pursuant to the Abraxas Petroleum Corporation 2005 Non-Employee Director Long-Term Equity Incentive Plan (the “2005 Director Plan”) and 11,000 shares in a retirement account.

(8)

Includes 22,000 shares issuable upon exercise of options granted pursuant to the Amended and Restated Director Stock Option Plan (the “Director Option Plan”), 45,000 shares issuable upon exercise of certain option agreements, 20,000 shares issuable upon exercise of options granted pursuant to the 2005 Director Plan, 185,930 shares in a retirement account, 1,807,352 shares owned by Venture Profit Sharing Trust Plan (voluntary), Venture Profit Sharing Plan Trust (designated) and Venture Pension Plan Trust over which Mr. Burke has shared discretion to dispose of, direct the disposition of, vote, and direct the voting of such shares for the benefit of the beneficiary of the trust, 16,500 shares in various trust and guardianship accounts, of which Mr. Burke is a trustee or guardian, 24,222 shares in the Pleasantville Church

Foundation, of which Mr. Burke is a director, and 1,353,129 shares managed by BLB&B Advisors, LLC, on behalf of third parties, of which Mr. Burke is the sole owner.

(9)

Includes 22,000 shares issuable upon exercise of options granted pursuant to the Director Option Plan, 45,000 shares issuable upon exercise of certain option agreements, 20,000 shares issuable upon exercise of options granted pursuant to the 2005 Director Plan, 7,577 shares in a family trust and 18,098 shares in a retirement account.

(10)	Includes 75,000 shares issuable upon exercise of certain option agreements and 20,000 shares issuable upon exercise of options granted pursuant to the 2005 Director Plan.
(11)	Includes 75,000 shares issuable upon exercise of certain option agreements and 20,000 shares issuable upon exercise of options granted pursuant to the 2005 Director Plan.
(12)	Includes 68,000 shares issuable upon exercise of certain option agreements and 20,000 shares issuable upon exercise of options granted pursuant to the 2005 Director Plan.
(13)

Includes 22,000 shares issuable upon exercise of options granted pursuant to the Director Option Plan, 15,000 shares issuable upon exercise of certain option agreements, 20,000 shares issuable upon exercise of options granted pursuant to the 2005 Director Plan and 25,277 shares in various entities managed by Mr. Powell.

(14)

Includes 22,000 shares issuable upon exercise of options granted pursuant to the Director Option Plan, 20,000 shares issuable upon exercise of options granted pursuant to the 2005 Director Plan and 700 shares in a retirement account.

Equity Compensation Plan Information

The following table gives aggregate information regarding grants under all of Abraxas’ equity compensation plans through December 31, 2006.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,006,713	$ 2.52	1,245,218
Equity compensation plans not approved by security holders	450,403 (1)	$ 1.27	0

__________________

(1)

Other than the amount of shares and the exercise price, the director options were generally granted upon the same terms. The director options expire no later than 10 years from the grant date, become vested and exercisable in one-third increments as of each of the first and second anniversaries of the grant date, and as of the earliest to occur of (i) the date on which the optionee is replaced as a director of Abraxas as a result of the expiration of the optionee’s term and not as a result of optionee’s death, disability, resignation or removal from Abraxas’ Board of Directors for cause in accordance with Abraxas’ Articles of Incorporation, and optionee’s successor as a director of Abraxas is duly elected and qualified, or (ii) the third anniversary of the grant date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions in 2006

Abraxas did not have any transactions with any related parties during 2006.

Policy

On February 21, 2007, our Board of Directors adopted a formal written related person transaction approval policy, which sets out Abraxas’ policies and procedures for the review, approval, or ratification of “related person transactions”. For these purposes, a “related person” is a director, nominee for director, executive officer, or holder of more than 5% of our common stock, or any immediate family member of any of the foregoing. This policy applies to any financial transaction, arrangement or relationship or any series of similar financial transactions, arrangements or relationships in which Abraxas is a participant and in which a related person has a direct or indirect interest, other than the following:

•	payment of compensation by Abraxas to a related person for the related person’s service in the capacity or capacities that give rise to the person’s status as a “related person”;

•	transactions available to all employees or all stockholders on the same terms;

•

purchases of supplies from Abraxas in the ordinary course of business at the same price and on the same terms as offered to our other customers, regardless of whether the transactions are required to be reported in Abraxas’ filings with the SEC; and

•	transactions, which when aggregated with the amount of all other transactions between the related person and Abraxas’, involve less than $10,000 in a fiscal year.

Our Audit Committee is to approve any related person transaction subject to this policy before commencement of the related person transaction, provided that if the related person transaction is identified after it commences, it shall be brought to the Audit Committee for ratification, amendment or rescission. The chairman of our Audit Committee has the authority to approve or take other actions in respect of any related person transaction that arises, or first becomes known, between meetings of the audit committee, provided that any action by the Chairman must be reported to our Audit Committee at its next regularly scheduled meeting.

Our Audit Committee will analyze the following factors, in addition to any other factors the members of the Audit Committee deem appropriate, in determining whether to approve a related person transaction:

•	whether the terms are fair to Abraxas;

•	whether the transaction is material to Abraxas;

•	the role the related person has played in arranging the related person transaction;

•	the structure of the related person transaction; and

•	the interest of all related persons in the related person transaction.

Our Audit Committee may, in its sole discretion, approve or deny any related person transaction. Approval of a related person transaction may be conditioned upon Abraxas and the related person following certain procedures designated by the Audit Committee.

Director Independence

The Board of Directors has determined that each of the following members of the Board of Directors is independent as determined in accordance with the listing standards of the American Stock Exchange and Rule 10A-3 of the Exchange Act:  C. Scott Bartlett, Jr., Franklin A. Burke, Harold D. Carter, Ralph F. Cox, Barry J. Galt, Dennis E. Logue and Paul A. Powell, Jr. All of members of the Audit, Compensation, Nominating and Corporate Governance Committees of the Board of Directors are independent as determined in accordance with the listing standards of the American Stock Exchange and Rule 10A-3 of the Exchange Act.

Item 14.	Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by BDO Seidman, LLP for the audit of Abraxas’ annual financial statements for the years ended December 31, 2006 and December 31, 2005, for the audit of Abraxas’ internal controls over financial reporting for the year ended December 31, 2006 and December 31, 2005, and the reviews of the condensed financial statements included in Abraxas’ quarterly reports on Form 10-Q for the years ended December 31, 2006 and December 31, 2005, were $422,247 and $459,972, respectively.

Audit-Related Fees. The aggregate fees billed by BDO Seidman, LLP for assurance and related services that were reasonably related to the performance of the audit or review of Abraxas’ financial statements and are not reported in “audit fees” above, for the years ended December 31, 2006 and December 31, 2005, were $25,284 and $12,270, respectively. These fees were for services provided by BDO Seidman, LLP related to consulting services associated with determining the appropriate accounting treatment of various transactions.

All Other Fees. There were no aggregate fees billed for other services, exclusive of the fees disclosed above relating to financial statement audit services, rendered by BDO Seidman, LLP during the years ended December 31, 2006 or December 31, 2005.

Consideration of Non-audit Services Provided by the Independent Auditors. The Audit Committee has considered whether the services provided for non-audit services are compatible with maintaining BDO Seidman, LLP’s independence, and has concluded that the independence of such firm has been maintained.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee’s policy is to pre-approve all audit, audit-related and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The independent auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with such pre-approval. The Audit Committee may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the Audit Committee at the next scheduled meeting.

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
DATED: April 30, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date
/s/ Robert L.G. Watson	Chairman of the Board,
Robert L.G. Watson	President (Principal Executive Officer)
and Director	April 30, 2007

/s/ Chris E. Williford	Executive Vice President and
Chris E. Williford	Treasurer (Principal Financial
and Accounting Officer)	April 30, 2007

/s/ Craig S. Bartlett, Jr.	Director	April 30, 2007

Craig S. Bartlett, Jr.

/s/ Franklin A. Burke	Director	April 30, 2007

Franklin A. Burke

/s/ Harold D. Carter	Director	April 30, 2007

Harold D. Carter

/s/ Ralph F. Cox	Director	April 30, 2007

Ralph F. Cox

/s/ Barry J. Galt	Director	April 30, 2007

Barry J. Galt

/s/ Dennis E. Logue	Director	April 30, 2007

Dennis E Logue

/s/ Paul Powell	Director	April 30, 2007

Paul Powell