Form 10-Q
period 2007-05-15
ABRAXAS PETROLEUM CORP
filed 2007-05-15
CIK 867665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 2007

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER: 001-16701

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X] No

The number of shares of the issuer's common stock outstanding as of May 4, 2007 was:

                    Class                               Shares Outstanding
                    -----                               ------------------
         Common Stock, $.01 Par Value                       42,878,725

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

     In addition to these factors, important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.


                 ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES
                                   FORM 10 - Q
                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 -      Financial Statements
              Condensed Consolidated Balance Sheets - March 31, 2007
                  and December 31, 2006.........................................................4
              Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 2007 and 2006....................................6
              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2007 and 2006....................................7
              Notes to Condensed Consolidated Financial Statements..............................8

ITEM 2 -      Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................11

ITEM 3 -      Quantitative and Qualitative Disclosure about Market Risk........................22

ITEM 4 -      Controls and Procedures..........................................................22


                                     PART II
                                OTHER INFORMATION

ITEM 1 -      Legal Proceedings................................................................23
ITEM 1A-      Risk Factors.....................................................................23
ITEM 2 -      Unregistered Sales of Equity Securities and Use of Proceeds......................23
ITEM 3 -      Defaults Upon Senior Securities..................................................23
ITEM 4 -      Submission of Matters to a Vote of Security Holders..............................23
ITEM 5 -      Other Information................................................................23
ITEM 6 -      Exhibits     ....................................................................23
              Signatures   ....................................................................24



                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                              March 31,            December 31,
                                                                                                 2007                  2006
                                                                                             (Unaudited)
                                                                                            ---------------      -----------------
Assets:
Current assets:
   Cash ..............................................................................  $            610    $               43
   Accounts receivable, net:
          Joint owners................................................................               949                   556
          Oil and gas production......................................................             5,285                 5,645
          Other.......................................................................                37                    39
                                                                                            ---------------      -----------------
                                                                                                   6,271                 6,240
  Other current assets................................................................               315                   470
                                                                                            ---------------      -----------------
       Total current assets...........................................................             7,196                 6,753

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved..........................................................................           351,141               347,245
   Other property and equipment.......................................................             3,523                 3,519
                                                                                            ---------------      -----------------
           Total......................................................................           354,664               350,764
      Less accumulated depreciation, depletion, and
           amortization...............................................................           249,208               245,807
                                                                                            ---------------      -----------------
      Total property and equipment - net..............................................           105,456               104,957

Deferred financing fees, net..........................................................             4,049                 4,446
Other assets  ........................................................................             1,001                 1,330
                                                                                            ---------------      -----------------
  Total assets........................................................................  $        117,702    $          117,486
                                                                                            ===============      =================




      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                                                             March 31,         December 31,
                                                                                                2007              2006
                                                                                            (Unaudited)
                                                                                            -------------     -------------

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable...................................................................  $         2,480     $      5,268
  Oil and gas production payable.....................................................            2,547            2,621
  Accrued interest...................................................................            5,423            1,427
  Other accrued expenses.............................................................              975            1,156
                                                                                            -------------     -------------
    Total current liabilities........................................................           11,425           10,472

Long-term debt.......................................................................          127,322          127,614

Future site restoration..............................................................            1,046            1,019
                                                                                            -------------     -------------
     Total liabilities...............................................................          139,793          139,105

Stockholders'  deficit:
  Common Stock, par value $.01 per share-
   authorized 200,000,000 shares; issued, 42,878,725 and, 42,762,466.................              429              428
   Additional paid-in capital........................................................          164,224          164,210
  Accumulated deficit................................................................         (187,681)        (186,947)
  Treasury stock, at cost, -0- and 35,552 shares ....................................                -             (285)
  Accumulated other comprehensive income.............................................              937              975
                                                                                            -------------     -------------
      Total stockholders' deficit....................................................          (22,091)         (21,619)
                                                                                            -------------     -------------
Total liabilities and stockholders' deficit..........................................  $       117,702     $    117,486
                                                                                            =============     =============





      See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                    ----------------------------
                                                                                                       2007            2006
                                                                                                    -----------     ------------
Revenue:
   Oil and gas production revenues..........................................................  $        11,322    $    12,926
   Rig revenues.............................................................................              328            376
   Other....................................................................................                1              3
                                                                                                    -----------     ------------
                                                                                                       11,651         13,305
Operating costs and expenses:
   Lease operating and production taxes.....................................................            2,962          2,822
   Depreciation, depletion and amortization.................................................            3,401          3,399
   Rig operations...........................................................................              171            211
   General and administrative (including stock-based compensation of  $172 and $171)........            1,316          1,286
                                                                                                    -----------     ------------
                                                                                                        7,850          7,718
                                                                                                    -----------     ------------
Operating income  ..........................................................................            3,801          5,587

Other (income) expense
   Interest income..........................................................................              (14)            (1)
   Interest expense.........................................................................            4,151          3,971
   Amortization of deferred financing fees..................................................              398            397
                                                                                                    -----------     ------------
                                                                                                        4,535          4,367
                                                                                                    -----------     ------------
Net income (loss)...........................................................................  $          (734)   $     1,220
                                                                                                    ===========     ============

 Net income per common share - basic........................................................  $         (0.02)   $      0.03
                                                                                                    ===========     ============
 Net income  per common share - diluted.....................................................  $         (0.02)   $      0.03
                                                                                                    ===========     ============



      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                         ------------------------------------
                                                                                             2007                  2006
                                                                                         --------------        --------------
    Cash flows from Operating Activities
     Net  income (loss).............................................................  $        (734)        $        1,220
     Adjustments to reconcile net income to net
         cash provided by operating activities:
          Depreciation, depletion, and amortization.................................          3,401                  3,399
          Accretion of future site restoration......................................             27                     24
          Amortization of deferred financing fees...................................            398                    397
          Stock-based compensation..................................................            172                    171
          Other non-cash items......................................................            128                      -
     Changes in operating assets and liabilities:
          Accounts receivable.......................................................            (31)                   677
          Other ....................................................................            446                   (348)
          Accounts payable and accrued expenses.....................................            953                    832
                                                                                         --------------        --------------
     Net cash provided by operations................................................          4,760                  6,372

     Cash flows from Investing Activities
     Capital expenditures, including purchases and development
       of properties................................................................         (3,900)                (7,133)
                                                                                         --------------        --------------
     Net cash used in investing activities..........................................         (3,900)                (7,133)

     Cash flows from Financing Activities
     Proceeds from long-term borrowings.............................................            708                  4,271
     Payments on long-term borrowings...............................................         (1,000)                (4,000)
     Issuance of common stock for compensation......................................              -                    116
     Exercise of stock options  ....................................................              -                    374
     Deferred financing fees .......................................................             (1)                     1
                                                                                         ---------------    ----------------
     Net cash provided by (used in) financing operations............................           (293)                   762
                                                                                         ---------------    ----------------
     Increase in cash                                                                           567                      1
     Cash, at beginning of period...................................................             43                     42
                                                                                         ---------------    ----------------
     Cash, at end of period.........................................................  $         610         $           43
                                                                                         ===============    ================

     Supplemental disclosures of cash flow information:
     Interest paid .................................................................  $         108         $          191
                                                                                         ===============    ================

      See accompanying notes to condensed consolidated financial statements

                          Abraxas Petroleum Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
              (tabular amounts in thousands except per share data)

Note 1. Basis of Presentation

     The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or "Abraxas") are set forth in the notes to the Company's audited consolidated financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2006. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year.

Stock-based Compensation

     The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. The Company uses the Black-Scholes model for option valuation as of the current time.

     The following table summarizes the stock option activities for the three months ended March 31, 2007 (in thousands except per share data):


                                                                   Weighted                 Weighted
                                                                Average Option            Average Grant
                                                                Exercise Price              Date Fair              Aggregate
                                            Shares                 Per Share             Value Per Share        Intrinsic Value
                                       --------------------     -------------------      -------------------    -------------------

Outstanding December 31, 2006.......          2,457             $     2.29               $      1.63            $     3,250

Granted.............................              -             $     -                  $      -                         -

Exercised...........................           (165)            $     1.08               $      0.77                   (127)

Expired or canceled.................             (2)            $     6.05               $      3.35                     (7)
                                       --------------------                                                     -------------------
Outstanding March 31, 2007..........          2,290             $     2.37               $      1.36            $     3,116
                                       ====================                                                     ===================

     Additional information related to options at March 31, 2007 and December 31, 2006 is as follows:

                                                                            March 31,                       December 31,
                                                                              2007                              2006
                                                                  ------------------------------     ---------------------------
Options exercisable....................................                     1,743,116                        1,884,366
                                                                  ==============================     ===========================

     As of March 31, 2007, there was approximately $1.2 million of unamortized compensation expense related to outstanding options that will be recognized through September 2010.

Note 2. Income Taxes

     The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     For the period ended March 31, 2007, there is no current or deferred income tax expense or benefit due to losses and/or loss carryforwards and valuation allowance which has been recorded against such benefits.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of SFAS 109, "Accounting for Income Taxes", and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have any effect on the Company's financial position or results of operations for the quarter ended March 31, 2007. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 1999 through 2006 remain open to examination by the tax jurisdictions to which the Company is subject.


Note 3. Long-Term Debt

     Long-term debt consisted of the following:
                                                                                  March 31,              December 31,
                                                                                     2007                    2006
                                                                             ---------------------  -----------------------
Floating rate senior secured notes due 2009............................        $    125,000            $   125,000
Senior secured revolving credit facility...............................               2,322                  2,614
                                                                             ---------------------  -----------------------
                                                                                    127,322                127,614
Less current maturities ...............................................                   -                      -
                                                                             ---------------------  -----------------------
                                                                               $    127,322            $   127,614
                                                                             =====================  =======================

     Floating Rate Senior Secured Notes due 2009. In connection with the October 2004 financial restructuring, Abraxas issued $125 million in aggregate principal amount of floating rate senior secured notes due 2009. The notes will mature on December 1, 2009. Interest is payable at a per annum floating rate of six-month LIBOR plus 7.50%. The interest rate was 12.85% per annum as of March 31, 2007. The interest rate is reset semi-annually on each June 1 and December 1. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.

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

     Outstanding amounts under the revolving credit facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.00%. The interest rate was 9.25% per annum as of March 31, 2007

     Subject to earlier termination rights and events of default, the stated maturity date under the revolving credit facility is October 28, 2008.

Note 4. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                                          Three Months Ended March 31,
                                                                                       -----------------------------------
                                                                                               2007                2006
  Numerator:
       Net earnings (loss) available to common stockholders .............              $        (734)   $       1,220
                                                                                        ===============  =================

  Denominator:
       Denominator for basic earnings per share - weighted-average shares.                 42,681,278      42,470,802

       Effect of dilutive securities:
          Stock options and warrants......................................                         -        1,681,042
                                                                                        ---------------  -----------------
       Denominator  for  diluted  earnings  per share - adjusted
          weighted-average  shares and  assumed Conversions...............                42,681,278       44,151,844
                                                                                        ===============  =================
  Net earnings per common share - basic...................................             $       (0.02)   $        0.03
                                                                                        ===============  =================
  Net earnings per common share - diluted.................................             $       (0.02)   $        0.03
                                                                                        ===============  =================

     For the three months ended March 31, 2007 none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been a loss in this period, dilutive shares would have been 613,811 shares for the three months ended March 31, 2007.

Note 5. Hedging Program and Derivatives

     The Company has elected out of hedge accounting as prescribed by SFAS 133. Accordingly, instruments are recorded on the balance sheet at their fair value with adjustments to the carrying value of the instruments being recognized in oil and gas income in the current period.

     Under the terms of our revolving credit facility, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production.

     The following table sets forth the Company's current hedge position:

    Time Period          Notional Quantities                         Price
--------------------------------------------------------------------------------
June 2007            10,000 MMbtu of production per day           Floor of $5.00
July 2007            10,000 MMbtu of production per day           Floor of $4.25
August 2007          10,000 MMbtu of production per day           Floor of $5.00
September 2007       10,000 MMbtu of production per day           Floor of $5.50

Note 6. Contingencies - Litigation

   From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2007, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

                          ABRAXAS PETROLEUM CORPORATION


                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2006.

Critical Accounting Policies

     There have been no changes from the Critical Accounting Polices described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

     Commodity Prices and Hedging Activities. The results of our operations are highly dependent upon the prices received for our natural gas and crude oil production. Substantially all of our sales of natural gas and crude oil are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our natural gas and crude oil production are dependent upon numerous factors beyond our control. Significant declines in prices for natural gas and crude oil could have a material adverse effect on our financial condition, results of operations and quantities of reserves recoverable on an economic basis. Recently, the prices of natural gas and crude oil have been volatile. During the first half of 2006, prices for natural gas and crude oil were sustained at record or near-record levels. Supply and geopolitical uncertainties resulted in significant price volatility during the remainder of 2006 with both natural gas and crude oil prices weakening. During the first three months of 2007, prices have remained relatively strong although not at levels attained during the first three months of 2006. New York Mercantile Exchange (NYMEX) futures prices for West Texas Intermediate (WTI) crude oil averaged $58.39 per barrel for the first three months of 2007. NYMEX Henry Hub futures prices averaged $7.16 per million British thermal units (MMBtu) during the first three months of 2007. The natural gas market continues to be driven by high natural gas storage inventories and mild early winter conditions for much of the country. NYMEX natural gas prices ended the first quarter of 2007 at about $7.56 per MMBtu. The outlook for the commodity markets for the remainder of 2007 calls for continued volatility.

     We seek to reduce our exposure to price volatility by hedging our production through price floors. Under the terms of our revolving credit facility, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production. We currently have the following hedges in place:

     Time Period          Notional Quantities                         Price
--------------------------------------------------------------------------------
June 2007            10,000 MMbtu of production per day           Floor of $5.00
July 2007            10,000 MMbtu of production per day           Floor of $4.25
August 2007          10,000 MMbtu of production per day           Floor of $5.00
September 2007       10,000 MMbtu of production per day           Floor of $5.50


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

     We had capital expenditures during the first three months of 2007 of $3.9 million and have a capital budget for 2007 ranging from $27 to $44 million, which will depend on our success rate, production levels and commodity prices.

     Availability of Capital. As described more fully under "Liquidity and Capital Resources" below, our sources of capital going forward will primarily be cash from operating activities, funding under our revolving credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. We currently have approximately $14.1 million of availability under our revolving credit facility.

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

     Our future natural gas and crude oil production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our natural gas and crude oil properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. For example, in 2006, while we had some success in pursuing these activities, we were not able to fully replace the production volumes lost from natural field declines and property sales. If our proved reserves continue to decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our revolving credit facility will also decline. In addition, approximately 52% of our total estimated proved reserves at December 31, 2006 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

     Borrowings and Interest. We currently have indebtedness of approximately $125.9 million and availability of $14.1 million under our revolving credit facility. Our cash interest expense will require us to increase our cash flow from operations in order to meet our debt service requirements, as well as to fund the development of our numerous drilling opportunities.

     Results of Operations

     The following table sets forth certain of our operating data for the periods presented. All data is for continuing operations.

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                   ---------------------------------
                                                                                     2007                 2006
                                                                                   -----------        --------------
Operating Revenue: (1)
Crude oil sales........................................................          $      2,741       $       2,783
Natural gas sales .....................................................                 8,581              10,143
Rig operations.........................................................                   328                 376
Other..................................................................                     1                   3
                                                                                   -----------        --------------
                                                                                 $     11,651       $      13,305
                                                                                   ===========        ==============

Operating Income ......................................................          $      3,801       $       5,587

Crude oil production (MBbl)............................................                  50.2                46.7
Natural gas production (MMcf)..........................................                 1,451               1,556
Average crude oil sales price ($/Bbl)..................................          $      54.63       $       59.57
Average natural gas sales price ($/Mcf)................................          $       5.91       $        6.52

(1) Revenue and average sales prices are net of hedging activities.

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

     Operating Revenue. During the three months ended March 31, 2007, operating revenue from natural gas and crude oil sales decreased to $11.3 million from $12.9 million for the first quarter of 2006. The decrease in revenue was primarily due to a reduction in realized prices during the first quarter of 2007 as compared to the same period of 2006. Reduced realized prices had a negative impact of $1.2 million on revenue for the quarter. A decline in natural gas production partially offset by an increase in crude oil production had a negative impact of $427,000 for the first quarter of 2007.

     Average sales prices net of hedging cost for the quarter ended March 31, 2007 were:

     o   $54.63 per Bbl of crude oil,
     o   $ 5.91 per Mcf of natural gas

     Average sales prices net of hedging cost for the quarter ended March 31, 2006 were:

     o   $59.57 per Bbl of crude oil,
     o   $ 6.52 per Mcf of natural gas

     Crude oil sales volumes increased from 46.7 MBbls during the quarter ended March 31, 2006 to 50.2 MBbls for the same period of 2007. The increase in crude oil sales volumes was primarily due to new production brought on line in 2006. Sales in Wyoming increased from 1.1 MBbls during the first quarter of 2006 to
4.2 MBbls for the same period of 2007. Natural gas production volumes decreased from 1,556 MMcf for the three months ended March 31, 2006 to 1,451 MMcf for the same period of 2007. The decrease in natural gas production volumes was primarily due to property sales in the third quarter of 2006. Properties sold contributed 74.4 MMcf to production during the first quarter of 2006.

     Lease Operating Expenses. Lease operating expenses ("LOE") for the three months ended March 31, 2007 increased to $3.0 million compared to $2.8 million in 2006. The increase in LOE was due to a general increase in the cost of field services. LOE on a per Mcfe basis for the three months ended March 31, 2007 was $1.69 per Mcfe compared to $1.54 for the same period of 2006. The increase in per Mcfe cost was attributable to the decrease in production volumes during the first quarter of 2007 as compared to 2006 as well as the overall increase in cost.

     General and Administrative ("G&A") Expenses. G&A expenses excluding stock-based compensation remained constant at $1.1 million during the quarters ended March 31, 2007 and 2006. G&A expense on a per Mcfe basis was $0.65 for the first quarter of 2007 compared to $0.61 for the same period of 2006. The increase in G&A expense on a per Mcfe basis was primarily due to a decline in production volumes during the first quarter of 2007 compared to the same period in 2006.

     Stock-based Compensation We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. Options granted to employees are valued at the date of grant and expense is recognized over the options vesting period. For the quarters ended March 31, 2007 and 2006, stock based compensation was approximately $172,000 and $171,000 respectively.

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense remained constant at $3.4 million for the three months ended March 31, 2007 and 2006. Our DD&A on a per Mcfe basis for the three months ended March 31, 2007 was $1.94 per Mcfe compared to $1.85 per Mcfe in 2006.

     Interest Expense. Interest expense increased to $4.2 million for the first three months of 2007 from $4.0 million for the same period of 2006. The increase in interest expense was primarily due to an increase in the interest rates on our long-term debt. The interest rate on our senior notes was 12.08% for the three months ended March 31, 2006 compared to 12.85% for the three months ended March 31, 2007. The rate on our senior secured revolving credit facility also increased to 9.25% from 8.75% for the three months ended March 31, 2007 as compared to the same period of 2006.

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

     Working Capital (Deficit). At March 31, 2007, our current liabilities of approximately $11.4 million exceeded our current assets of $7.2 million resulting in a working capital deficit of $4.2 million. This compares to a working capital deficit of approximately $3.7 million at December 31, 2006. Current liabilities at March 31, 2007 consisted of trade payables of $2.5 million, revenues due third parties of $2.5 million, accrued interest of $5.4 million and other accrued liabilities of $1.0 million.

     Capital expenditures. Capital expenditures during the first three months of 2007 were $3.9 million compared to $7.1 million during the same period of 2006. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 2007 and 2006.

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                            -------------------------------------------
                                                                                  2007                   2006
                                                                            -------------------   ---------------------
Expenditure category (in thousands):
  Development.....................................................      $           3,896       $       7,108
  Facilities and other............................................                      4                  25
                                                                            -------------------  ----------------------
      Total.......................................................      $           3,900       $       7,133
                                                                            ===================  ======================

     During the three months ended March 31, 2007 and 2006, capital expenditures were primarily for the development of existing properties. We anticipate making capital expenditures ranging from $27 to $44 million in 2007. These anticipated expenditures are subject to adequate cash flow from operations and availability under our revolving credit facility. Our ability to make all of our budgeted capital expenditures will also be subject to availability of drilling rigs and other field equipment and services. Our capital expenditures could also include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. Should the prices of natural gas and crude oil begin to decline, or if our costs of operations increase as a result of the scarcity of drilling rigs or if our production volumes decrease, our cash flow from operations will decrease which may result in a further reduction of the capital expenditures budget.

     Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities relating to continuing operations are summarized in the following table and discussed in further detail below:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                              ---------------------------------
                                                                                   2007               2006
                                                                              ---------------    --------------
Net cash provided by operating activities..........................     $         4,760       $    6,372
Net cash used in investing activities..............................              (3,900)          (7,133)
Net cash  provided by (used in) financing activities...............                (293)             762
                                                                              ---------------    --------------
Total..............................................................     $           567       $        1
                                                                              ===============    ==============

     Operating activities during the three months ended March 31, 2007 provide us $4.8 million of cash compared to providing $6.4 million in the same period in 2006. Net income plus non-cash expense items during 2006 and 2007 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities used $293,000 for the first three months of 2007 compared to providing $762,000 for the same period of 2006. Funds used in 2007 were the result of a net reduction in the outstanding balance of our revolving line of credit. In 2006, the funds were provided by net proceeds from our revolving line of credit and proceeds from the exercise of employee stock options. Investing activities used $3.9 million during the three months ended March 31, 2007 compared to using $7.1 million for the quarter ended March 31, 2006. Expenditures during the quarter ended March 31, 2007 and March 31, 2006 were primarily for the development of existing properties.

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

     Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. Due to sales of properties in 2002 and 2003, the divestiture of Grey Wolf during the first quarter of 2005, property sales in 2006 and restrictions on capital expenditures under the terms of our 11 1/2% secured notes due 2007 (which were refinanced in October 2004), we now have significantly reduced reserves and production as compared with pre-2003 levels. In the future, if an appropriate opportunity presents itself, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. While we have had some success in pursuing these activities, we have not been able to fully replace the production volumes lost from natural field declines and property sales. For example, during 2006, we added approximately 3.6 Bcfe of proved reserves which were offset by
1.8 Bcfe of reserves attributable to properties we sold and 7.7 Bcfe of production. If our proved reserves continue to decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our revolving credit facility will also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 52% of our total estimated proved reserves at December 31, 2006 were undeveloped. During 2006, we expended approximately $26.1 million for wells in south Texas, west Texas and Wyoming. These activities did not result in significant new production or reserves. In west Texas, we are currently drilling a horizontal lateral in the Devonian formation. We continue to perform general well maintenance and work-overs utilizing our own work-over rigs. In addition, approximately 24% of our production for the three months ended March 31, 2007 was from a single well in west Texas. If production from this well decreases, the volume of our production would also decrease which, in turn, would likely cause our cash flow from operations to decrease.

Contractual Obligations

     We are committed to making cash payments in the future on the following types of agreements:

     o   Long-term debt
     o   Operating leases for office facilities

     We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2007:


                                                           Payments due in twelve month periods ended:
                                      ---------------------------------------------------------------------------------
Contractual Obligations                                    March 31,          March 31,          March 31,
(dollars in thousands)                      Total            2008            2009-2010          2011-2012         Thereafter
------------------------------------------------------ ------------------ ------------------ ------------------ ------------------
Long-Term Debt (1)                    $   127,322      $        -         $  127,322         $        -         $        -
Interest on long-term debt (2)             43,173          16,277             26,896                  -                  -
Operating Leases (3)                          471             259                212                  -                  -
                                      ---------------- ------------------ ------------------ ------------------ ------------------
    Total                             $   170,966      $   16,536         $  154,430         $                  $        -
                                      ================ ================== ================== ================== ==================

(1) These amounts represent the b outstanding under the revolving credit facility and the notes. These repayments assume that we will not draw down additional funds.
(2) Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.
(3) Office lease obligations. The lease for office space for Abraxas expires in 2009.

     We maintain a reserve for cost associated with the retirement of tangible long-lived assets. At March 31, 2007, our reserve for these obligations totaled $1.0 million for which no contractual commitment exist.

     Off-Balance Sheet Arrangements. At March 31, 2007, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

     Other obligations. We make and will continue to make substantial capital expenditures for the acquisition, development, exploration and production of crude oil and natural gas. In the past, we have funded our operations and capital expenditures primarily through cash flow from operations, sales of properties, sales of production payments and borrowings under our bank credit facilities and other sources. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion.

Long-term Indebtedness.
                                                                                  March 31,            December 31,
                                                                                     2007                  2006
                                                                             ---------------------  -----------------
                                                                                           (in thousands)
Floating rate senior secured notes due 2009............................        $    125,000            $   125,000
Senior secured revolving credit facility...............................               2,322                  2,614
                                                                             ---------------------  -----------------
                                                                                    127,322                127,614
Less current maturities ...............................................                   -                      -
                                                                             ---------------------  -----------------
                                                                                $    127,322           $   127,614
                                                                             =====================  =================

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

                         Year                             Percentage
           ------------------------------------------------------------------
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

                                 Year      % Premium
                                -------- -------------
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

Hedging Activities.

     Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through commodity derivative instruments. Under the senior credit agreement, we are required to maintain hedge positions on not less than 25% or more than 75% of our projected oil and gas production..

Net Operating Loss Carryforwards.

     At December 31, 2006 we had $191.7 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2026 if not utilized.

     Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have established a valuation allowance of $67.1 million for deferred tax assets at March 31, 2007.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of SFAS 109, "Accounting for Income Taxes", and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have any effect on the Company's financial position or results of operations for the quarter ended March 31, 2007. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 1999 through 2006 remain open to examination by the tax jurisdictions to which the Company is subject.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

     As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the quarter ended March 31, 2007, a 10% decline in crude oil and natural gas prices would have reduced our operating revenue, cash flow and net income by approximately $1.1 million for the quarter.

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

     Under the terms of our revolving credit facility, we are required to maintain hedging positions with respect to not less than 25% nor more than 75% of our natural gas and crude oil production.

Interest rate risk

     At March 31, 2007 we had $125.0 million in outstanding indebtedness under the floating rate senior secured notes due 2009. The notes bear interest at a per annum rate of six-month LIBOR plus 7.5%. The rate is redetermined on June 1 and December 1 of each year, beginning June 1, 2005. The current rate on the notes is 12.85%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.3 million on an annual basis. At March 31, 2007, we had $2.3 million of outstanding indebtedness under our revolving credit facility. Interest on this facility accrues at the prime rate announced by Wells Fargo Bank plus 1.00%. For every percentage point increase in the announced prime rate, our interest expense would increase by approximately $23,000 on an annual basis.

Item 4.  Controls  and Procedures.

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

     There were no changes in our internal controls over financial reporting during the period covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

                          ABRAXAS PETROLEUM CORPORATION

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.

     There have been no changes in legal proceedings from that described in the Company's Annual Report of Form 10-K for the year ended December 31, 2006, and in Note 6 in the Notes to Condensed Consolidated Financial Statements contained in Part I of this report on Form 10-Q.

Item 1A.   Risk Factors.

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Abraxas. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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




    Date: May 15,2007      By: /s/Robert L.G. Watson
         ------------          ----------------------
                               ROBERT L.G. WATSON,
                               President and Chief
                               Executive Officer


    Date: May 15, 2007     By: /s/Chris E. Williford
         --------------        ----------------------------
                               CHRIS E. WILLIFORD,
                               Executive Vice President and
                               Principal Accounting Officer