Form 10-Q
period 2007-06-30
ABRAXAS PETROLEUM CORP
filed 2007-08-09
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16701

ABRAXAS PETROLEUM CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	74-2584033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 N. Loop 1604 East, Suite 100, San Antonio, Texas78232

(Address of Principal Executive Offices)         (Zip Code)

Registrant’s telephone number, including area code        (210)490-4788

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

The number of shares of the issuer’s common stock, par value $0.01 per share outstanding as of August 6, 2007 was 48,760,511.

Forward-Looking Information

We make forward-looking statements throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe”, “expect”, “anticipate”, “intend”, “plan”, “seek”, “estimate”, “could”, “potentially” or similar expressions), you must remember that these are forward-looking statements and that our expectations may not be correct, even though we believe they are reasonable. The forward-looking information contained in this document is generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends. The factors that may affect our expectations regarding our operations include, among others, the following:

•	our success in development, exploitation and exploration activities;
•	our ability to make planned capital expenditures;
•	declines in our production of natural gas and crude oil;
•	prices for natural gas and crude oil;
•	our ability to raise equity capital or incur additional indebtedness;
•	economic and business conditions;
•	political and economic conditions in oil producing countries, especially those in the Middle East;
•	price and availability of alternative fuels;
•	our restrictive debt covenants;
•	our acquisition and divestiture activities;
•	results of our hedging activities; and
•	other factors discussed elsewhere in this document.

In addition to these factors, important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which are incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

ABRAXAS PETROLEUM CORPORATION

FORM 10 – Q

INDEX

PART I

FINANCIAL INFORMATION

ITEM 1 -	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets -
June 30, 2007 and December 31, 2006	4
Condensed Consolidated Statements of Operations -
Three and Six Months Ended June 30, 2007 and 2006	6
Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2007 and 2006	7
Notes to Condensed Consolidated Financial Statements	8

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and
Results of Operations	14

ITEM 3 -	Quantitative and Qualitative Disclosure about Market Risks	25

ITEM 4 -	Controls and Procedures	25

PART II

OTHER INFORMATION

ITEM 1 -	Legal Proceedings	27
ITEM 1a -	Risk Factors	27
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	27
ITEM 3 -	Defaults Upon Senior Securities	27
ITEM 4 -	Submission of Matters to a Vote of Security Holders	27
ITEM 5 -	Other Information	28
ITEM 6 -	Exhibits	28
Signatures	30

Abraxas Petroleum Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,
	2007	December 31,
	(Unaudited)	2006
Assets:
Current assets:
Cash	$11,488	$43
Accounts receivable, net
Joint owners	281	556
Oil and gas production	5,858	5,645
Other	447	39
	6,586	6,240
Hedge asset – current	2,399	—
Other current assets	257	470
Total current assets	20,730	6,753

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	247,032	347,245
Other property and equipment	3,554	3,519
Total	250,586	350,764
Less accumulated depreciation, depletion, and amortization	143,610	245,807
Total property and equipment – net	106,976	104,957

Deferred financing fees, net	863	4,446
Hedge asset – long-term	1,403	—
Other assets	1,145	1,330
Total assets	$131,117	$117,486

See accompanying notes to condensed consolidated financial statements (unaudited)

Abraxas Petroleum Corporation

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	June 30,
	2007	December 31,
	(Unaudited)	2006

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,287	$5,268
Joint interest oil and gas production payable	2,715	2,621
Accrued interest	222	1,427
Other accrued expenses	2,088	1,156
Hedge liability – current	457	—
Total current liabilities	8,769	10,472

Long-term debt	35,000	127,614

Hedge liability – long-term	1,416	—
Future site restoration	1,074	1,019
Total liabilities	46,259	139,015

Minority interest in partnership	28,873	—

Commitments and contingencies

Stockholders’ equity (deficit:)
Common Stock, par value $.01 per share- Authorized 200,000 shares, issued 48,759 and 42,762	488	428
Additional paid-in capital	187,080	164,210
Accumulated deficit	(132,667)	(186,947)
Treasury stock, at cost, -0- and 35,552 shares	—	(285)
Accumulated other comprehensive income	1,084	975
Total stockholders’ equity (deficit)	55,985	(21,619)
Total liabilities and stockholders’ equity	$131,117	$117,486

See accompanying notes to condensed consolidated financial statements (unaudited)

Abraxas Petroleum Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Oil and gas production revenues	$12,660	$12,385	$24,192	$25,149
Realized hedge income (loss)	—	430	(126)	283
Unrealized hedge income	1,900	54	1,816	363
Rig revenues	311	429	639	805
Other	2	6	3	9
	14,873	13,304	26,524	26,609
Operating costs and expenses:
Lease operating and production taxes	3,063	2,716	6,025	5,538
Depreciation, depletion, and amortization	3,355	3,737	6,756	7,136
Rig operations	202	219	373	430
General and administrative (including stock based compensation of $372, $199, $544, and $370)	1,267	1,136	2,583	2,422
	7,887	7,808	15,737	15,526
Operating income	6,986	5,496	10,787	11,083

Other (income) expense:
Interest income	(53)	—	(67)	(1)
Interest expense	2,784	4,115	6,935	8,086
Amortization of deferred financing fee	149	398	547	795
Loss on debt extinguishment	6,455	—	6,455	—
Gain on sale of assets	(58,498)	—	(58,498)	—
	(49,163)	4,513	(44,628)	8,880
Income before income tax and minority interest	56,149	983	55,415	2,203
Income tax expense	715	—	715	—
Income before minority interest	55,434	983	54,700	2,203
Minority interest in loss of partnership	1,460	—	1,460	—
Net income	$56,894	$983	$56,160	$2,203

Net income per common share – basic	$1.27	$0.02	$1.28	$0.05

Net income per common share – diluted	$1.24	$0.02	$1.26	$0.05

See accompanying notes to condensed consolidated financial statements (unaudited)

                Abraxas Petroleum Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income	$56,160	$2,203
Adjustments to reconcile net income to net
cash provided by operating activities:
Minority interest in partnership loss	(1,460)	—
Gain of sale of assets	(58,498)	—
Depreciation, depletion, and amortization	6,756	7,136
Amortization of deferred financing fees	547	795
Accretion of future sit restoration	55	49
Stock-based compensation	544	370
Other non-cash expenses	149	—
Changes in operating assets and liabilities:
Accounts receivable	(346)	1,165
Other	(1,422)	(526)
Accounts payable and accrued expenses	(2,160)	(305)
Net cash provided by operating activities	325	10,887

Investing Activities
Capital expenditures, including purchases and development of properties	(8,775)	(18,549)
Net cash used in investing activities	(8,775)	(18,549)

Financing Activities
Proceeds from long-term borrowings	35,790	12,906
Payments on long-term borrowings	(128,404)	(5,800)
Issuance of stock for compensation	—	116
Deferred financing fees	(880)	—
Exercise of stock options	1	450
Net proceeds from issuance of common stock	20,641	—
Net proceeds from sale of assets	92,747	—
Net cash provided by financing activities	19,895	7,672
Increase in cash	11,445	10
Cash, at beginning of period	43	42
Cash, at end of period	$11,488	$52

Supplemental disclosure of cash flow information:
Interest paid	$8,085	$7,977
Non-cash items:
Future site restoration	$—	$20

See accompanying notes to condensed consolidated financial statements (unaudited)

Abraxas Petroleum Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(tabular amounts in thousands, except per share data)

Note 1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the "Company" or “Abraxas”) are set forth in the notes to the Company's audited consolidated financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2006. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying condensed interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full year.

The terms “Abraxas” or “Abraxas Petroleum” refer to Abraxas Petroleum Corporation and its subsidiaries other than Abraxas Energy Partners, L.P., which we refer to as “Abraxas Energy Partners” or the “Partnership”, and the terms “we”, “us”, “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its consolidated subsidiaries including Abraxas Energy Partners effective May 25, 2007. The operations of Abraxas Petroleum and the Partnership are consolidated for financial reporting purposes with the interest of the 52.8% minority owners of the Partnership presented as minority interest. Abraxas owns the remaining 47.2% of the partnership interests. The Company has determined that based on its management control, this 47.2% owned entity is properly consolidated for financial reporting purposes.

Stock-based Compensation

The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. The Company uses the Black-Scholes model for option valuation as of the current time.

The following table summarizes the stock option activities for the six months ended June 30, 2007.

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding December 31, 2006	2,457	$2.29	$1.63	$3,250
Granted	80	$4.32	$2.52	202
Exercised	(166)	$1.08	$0.77	(127)
Expired or canceled	(3)	$6.05	$3.35	(10)
Outstanding June 30, 2007	2,368	$2.44	$1.40	$3,315

The following table shows the weighted average assumptions used in the Black Scholes valuation of the fair value of option grants during 2007.

Expected dividend yield	0%
Volatility	0.642
Risk free interest rate	4.99%
Expected life	5.00
Fair value of options granted	$202
Weighted average grant date fair value of options granted	$2.52

Additional information related to options at June 30, 2007 and December 31, 2006 is as follows:

	June 30,	December 31,
	2007	2006
Options exercisable	1,838	1,884

As of June 30, 2007 there was approximately $991,000 of unamortized compensation expense related to outstanding options that will be recognized through the period ended March 2010.

Note 2. Income taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the period ended June 30, 2007, income tax expense and Texas margin tax expense has been recognized due to the gain on the sale of assets during the period. For the period ended June 30, 2006, there is no current or deferred income tax expense or benefit due to losses and/or loss carryforwards and valuation allowance, which has been recorded against such benefits.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company adopted FIN 48 on January 1, 2007 and it had no cumulative effect at that time.  The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operations for the quarter ended June 30, 2007. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2000 through 2006 remain open to examination by the tax jurisdictions to which the Company is subject.

Note 3. Recent transactions

On May 25, 2007, Abraxas Petroleum Corporation entered into a contribution, conveyance and assumption agreement with Abraxas Energy Partners, L.P., a Delaware limited partnership which we refer to as the Partnership, Abraxas General Partner, LLC, a Delaware limited liability company and wholly-owned subsidiary of Abraxas which we refer to as the GP, Abraxas Energy Investments, LLC, a Texas limited liability company and wholly-owned subsidiary of Abraxas which we refer to as the LP, and Abraxas Operating, LLC, a Texas limited liability company and wholly-owned subsidiary of Abraxas Energy Partners which we refer to as the Operating Company. Among other things, the contribution agreement provided for the contribution by Abraxas to the Operating Company of certain assets located in South and West Texas in exchange for all of the equity interests of the Operating Company. The assets contributed to the Partnership had estimated proved reserves of approximately 65 Bcfe as of December 31, 2006 and accounted for approximately 85% of Abraxas’ daily production on the date of the contribution.

In consideration for these assets, the Partnership and the Operating Company, jointly and severally, assumed all of Abraxas’ existing indebtedness under its Floating Rate Senior Secured Notes due 2009, which we refer to as the notes, and the obligation to pay certain preformation and transaction expenses and issued General Partner Units and Common Units to the GP and the LP in exchange for their ownership interests in the Operating Company. On May 25, 2007, Abraxas Energy Partners sold 6,002,408 Common Units, representing an approximate 52.8% interest in Abraxas Energy Partners, for $16.66 per Common Unit, or approximately $100 million, pursuant to a purchase agreement dated May 25, 2007, to a group of institutional investors. After consummation of the transactions described under “Partnership Purchase Agreement” below, the General Partner Units and the Common Units owned by the GP and the LP constituted a 47.2% ownership interest in the Partnership.

On May 25, 2007, Abraxas entered into a Securities Purchase Agreement with certain accredited investors pursuant to which Abraxas agreed to issue 5,874,678 shares of its common stock, par value $0.01 per share, and warrants to purchase 1,174,938 shares of Common Stock, to the investors at a price of $3.83 per share, or an aggregate of $22.5 million in cash before transaction expenses. The Warrants expire on May 25, 2012 and are exercisable at a price of $3.83 per share, subject to certain adjustments. The Company paid a cash commission of $1.575 million out of the proceeds to A.G. Edwards & Sons, Inc. which acted as the Company’s placement agent.

As a result of these transactions and the Partnership’s borrowing $35.0 million under its new credit facility (which is described below in Note 4 under “Partnership Credit Facility”) on May 25, 2007, we refinanced and terminated the loan agreement dated as of October 28, 2004 with Wells Fargo Foothill, Inc., and we refinanced and redeemed the notes and terminated the Indenture dated October 28, 2004 governing the notes. The total pay-off amount under the loan agreement was $904,376 and each of the notes was redeemed at 104% of the principal amount plus accrued and unpaid interest to the date of redemption June 24, 2007 for a total of $131.03 million or $1,048.23 per $1,000 of principal amount of the notes. As a result of the redemption of the notes, we incurred a loss on debt extinguishment of approximately $6.5 million.

As a result of these transactions, the Company recognized a gain of $58.5 million. The Company determined that recognition of a gain was appropriate under generally accepted accounting principles. The gain was calculated in accordance with the requirements of Staff Accounting Bulletin 51, in which a gain on sale of consolidated subsidiary stock can be recognized if certain criteria are met.

Note 4. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2007	December31, 2006
Floating rate senior secured notes due 2009	$—	$125,000
Senior secured revolving credit facility	—	2,614
Partnership credit facility	35,000	—
New senior secured credit facility	—	—
	35,000	127,614
Less current maturities	—	—
	$35,000	$127,614

Floating Rate Senior Secured Notes due 2009. In October 2004, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. The notes were refinanced and redeemed with the proceeds from the sale of common units in Abraxas Energy Partners and the issuance of Abraxas Petroleum common stock discussed in Note 3 – Recent Transactions.

Senior Secured Revolving Credit Facility. In October 2004, Abraxas entered into an agreement for a revolving credit facility having a maximum commitment of $15 million, which includes a $2.5 million sub facility for letters of credit. This facility was refinanced and terminated as a result of the transactions discussed in Note 3 – Recent Transactions.

New Abraxas Senior Secured Credit Facility. On June 27, 2007, Abraxas entered into a new senior secured revolving credit facility with Société Générale, which we refer to as the Credit Facility. The Credit Facility has a maximum commitment of $50 million. Availability under the Credit Facility is subject to a borrowing base consistent with normal and customary natural gas and crude oil lending transactions. The initial borrowing base is $6.5 million, none of which is outstanding at June 30, 2007. Outstanding amounts under the Credit Facility will bear interest at (a) the greater of reference rate announced from time to time by Société Générale, and (b) the Federal Funds Rate plus ½ of 1%, plus in each case, (c) 0.5% - 1.5% depending on utilization of the borrowing base, or, if Abraxas elects, at the London Interbank Offered Rate plus 1.5% - 2.5%, depending on the utilization of the borrowing base. Subject to earlier termination rights and events of default, the Credit Facility’s stated maturity date will be June 27, 2011. Interest will be payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances.

Abraxas is permitted to terminate the Credit Facility, and may, from time to time, permanently reduce the lenders' aggregate commitment under the Credit Facility in compliance with certain notice and dollar increment requirements.

Each of Abraxas’ subsidiaries other than Abraxas Energy Partners, L.P., Abraxas General Partner, LLC and Abraxas Energy Investments, LLC has guaranteed Abraxas’ obligations under the Credit Facility on a senior secured basis. Obligations under the Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the Abraxas’ and the subsidiary guarantors’ material property and assets.

Under the Credit Facility, Abraxas is subject to customary covenants, including certain financial covenants and reporting requirements. The Credit Facility requires Abraxas to maintain a minimum current ratio and a net cash interest coverage ratio.

In addition to the foregoing and other customary covenants, the Credit Facility contains a number of covenants that, among other things, will restrict Abraxas’ ability to:

•	incur or guarantee additional indebtedness;
•	transfer or sell assets;
•	create liens on assets;
•	engage in transactions with affiliates other than an “arms-length” basis;
•	make any change in the principal nature of its business; and

•	permit a change of control.

The Credit Facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities.

Partnership Credit Facility. On May 25, 2007, the Partnership entered into a new senior secured revolving credit facility with Société Générale, as administrative agent and issuing lender, which we refer to as the Partnership Credit Facility. The Partnership Credit Facility has a maximum commitment of $150 million. Availability under the Partnership Credit Facility is subject to a borrowing base consistent with normal and customary natural gas and crude oil lending transactions. The initial borrowing base is $65 million, of which $35 million is outstanding at June 30, 2007. Outstanding amounts under the Partnership Credit Facility bear interest at the reference rate announced from time to time by Société Générale or, if the Partnership elects, at the London Interbank Offered Rate plus 1.25% - 2.25%, depending on the utilization of the borrowing base. Subject to earlier termination rights and events of default, the Partnership Credit Facility’s stated maturity date is May 25, 2011. Interest is payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances. The Partnership is permitted to terminate the Partnership Credit Facility, and under certain circumstances, may be required, from time to time, to permanently reduce the lenders’ aggregate commitment under the Partnership Credit Facility.

Each of the GP and the Operating Company has guaranteed the Partnership’s obligations under the Partnership Credit Facility on a senior secured basis. Obligations under the Partnership Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the GP’s, the Partnership’s and the Operating Company’s material property and assets, other than the GP’s General Partner Units.

Under the Partnership Credit Facility, the Partnership is subject to customary covenants, including certain financial covenants and reporting requirements. The Partnership Credit Facility requires the Partnership to maintain a minimum current ratio and a net cash interest coverage ratio and also required the Partnership to enter into hedging agreements for not less than 75% (no more than 90%) of the Partnership’s projected natural gas and crude oil production. On May 25, 2007, the Partnership entered into fixed price commodity swaps at then current market prices on approximately 75% of the Partnership’s projected proved developed producing reserves for the period beginning June 2007 through December 2010.

In addition to the foregoing and other customary covenants, the Partnership Credit Facility contains a number of covenants that, among other things, will restrict the Partnership’s ability to:

•	incur or guarantee additional indebtedness;
•	transfer or sell assets;
•	create liens on assets;

•	engage in transactions with affiliates;
•	make any change in the principal nature of its business; and
•	permit a change of control.

The Partnership Credit Facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income available to common stockholders	$56,894	$983	$56,160	$2,203
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	44,945	42,569	43,851	42,524

Effect of dilutive securities:
Stock options and warrants	794	1,504	737	1,595

Dilutive potential common shares
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	45,739	44,073	44,588	44,119

Net income per common share – basic	$1.27	$0.02	$1.28	$0.05

Net income per common share – diluted	$1.24	$0.02	$1.26	$0.05

Note 6. Hedging Program and Derivatives

The Company does not intend to employ hedge accounting as prescribed by SFAS 133 “ Accounting for Derivative Instruments and Hedging Activities”. Accordingly, instruments are recorded on the balance sheet at their fair value with adjustments to the carrying value of the instruments being recognized in oil and gas income in the current period.

Under the terms of our credit facility with Wells Fargo Foothill, we were required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production.

The following table sets forth Abraxas’ current hedge positions:

Time Period	Notional Quantities	Price
September 2007	10,000 MMbtu of production per day	Floor of $5.50

Under the terms of the Partnership Credit Facility Abraxas Energy Partners was required to enter into hedging arrangements for not less than 75% (nor more than 90%) of their projected oil and gas production. On May 25, 2007, Abraxas Energy Partners entered into NYMEX–based fixed price commodity swaps at then current market prices on approximately 75% of its projected net proved developed producing reserves for the period from June 1, 2007 to December 31, 2010.

Abraxas Energy Partners currently has the following hedge positions:

Period Covered	Hedged Product	Hedged Volume	Fixed Price
SWAP Contracts – July to December 2007	Natural Gas	9,300 Mmbtu of production per day	$8.22
SWAP Contracts – July to December 2007	Crude Oil	260 Bbl of production per day	$67.35
SWAP Contracts – Year 2008	Natural Gas	7,200 Mmbtu of production per day	$8.78
SWAP Contracts – Year 2008	Crude Oil	230 Bbl of production per day	$70.01
SWAP Contracts – Year 2009	Natural Gas	5,800 Mmbtu of production per day	$8.55
SWAP Contracts – Year 2009	Crude Oil	200 Bbl of production per day	$70.01
SWAP Contracts – Year 2010	Natural Gas	4,900 Mmbtu of production per day	$8.19
SWAP Contracts – Year 2010	Crude Oil	175 Bbl of production per day	$69.06

Note 7. Contingencies - Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2007, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

ABRAXAS PETROLEUM CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2006. The terms “Abraxas” or “Abraxas Petroleum” refer to Abraxas Petroleum Corporation and its subsidiaries other than Abraxas Energy Partners, L.P., which we refer to as “Abraxas Energy Partners” or the “Partnership” and the terms “we”, “us”, “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its consolidated subsidiaries including Abraxas Energy Partners. The operations of Abraxas Petroleum and the Partnership are consolidated for financial reporting purposes with the interest of the 52.8% minority owners presented as minority interest. Abraxas owns the remaining 47.2% of the partnership interests.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2006.

General

Abraxas is an independent energy company primarily engaged in the development and production of natural gas and crude oil. Our principal means of growth has been through the acquisition and subsequent development and exploitation of producing properties. As a result of these activities, we believe that we have a number of development opportunities on our properties. In addition, we intend to expand upon our development activities with complementary exploration projects in our core areas of operation. Success in our development and exploration activities is critical to the maintenance and growth of our current production levels and associated reserves.

Our core areas of operation are in South and West Texas and East Central Wyoming. As described in more detail below under “Recent Transactions,” in May 2007, Abraxas formed a new limited partnership, Abraxas Energy Partners, L.P., which we refer to as the Partnership, and contributed certain of Abraxas’ producing properties located in South and West Texas to the Partnership and received a 47.2% interest in the Partnership. As a result, Abraxas now owns a smaller base of producing properties with a large inventory of high impact proved undeveloped and probable locations in Wyoming and in West and South Texas. Abraxas believes that a single successful well could have a significant impact on production and reserves. On June 7, 2007, for example, Abraxas announced the successful completion of a horizontal well drilled in the Oates SW Field area of West Texas. At June 30, 2007, the well was producing an average of 3.1 Mmcfepd. The Partnership owns producing properties which are characterized by long-lived reserves and established production profiles with an emphasis on natural gas.

Recent Transactions

On May 25, 2007, Abraxas completed a series of transactions, which resulted in Abraxas’ refinancing and repaying all of its outstanding indebtedness. The following is a summary of these transactions.

Abraxas formed a limited partnership, Abraxas Energy Partners, L.P., which we refer to as the Partnership, pursuant to which Abraxas contributed certain assets located in South and West Texas to a wholly-owned subsidiary of the Partnership. The assets contributed had estimated proved reserves of approximately 65 Bcfe as of December 31, 2006 and accounted for approximately 85% of Abraxas’ daily production as of such date. Abraxas, through certain wholly-owned subsidiaries, owns an approximate 47.2% interest in the Partnership, consisting of 5,131,959 common units and 227,232 general partner units. The general partner of the Partnership, Abraxas General Partner, LLC, is a wholly-owned subsidiary of Abraxas.

The Partnership sold an approximate 52.8% interest, consisting of 6,002,408 common units at a purchase price of $16.66 per unit to various purchasers in a private placement. In connection with the private placement of the common units, the Partnership entered into a registration rights agreement with regard to the limited partner units purchased by the investors. Under the registration rights agreement, as soon as practicable after May 25, 2007, the Partnership agreed (a) to prepare and file with the SEC a registration statement for (i) the initial public offering, or IPO, of the common units and (ii) a shelf registration statement for the resale of the common units by the investors and (b) to use its commercially reasonable efforts to cause the IPO registration statement and the shelf registration statement to be declared effective by February 14, 2008. The Partnership filed the IPO registration statement on July 13, 2007.

The Partnership entered into a $150 million senior secured revolving credit facility, of which $35 million was borrowed at closing, with Société Générale, as administrative agent and issuing lender, and the other lenders signatory thereto. Borrowing availability under the Partnership’s credit facility is subject to a borrowing base consistent with customary natural gas and crude oil lending transactions. Outstanding amounts under the Partnership’s credit facility bear interest at the reference rate announced from time to time by Société Générale plus 0.25% - 1.25% depending on utilization of the borrowing base or, if the Partnership elects, at the London Interbank Offered Rate plus 1.25% - 2.25%, depending on the utilization of the borrowing base. Subject to earlier termination rights and events of default, the Partnership’s credit facility’s stated maturity date is May 25, 2011. Interest is payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances. Obligations under the Partnership’s credit facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the general partner’s, the Partnership’s and its subsidiary’s property and assets, other than the general partner’s general partner units.

Abraxas sold approximately $22.5 million of its common stock in a private placement offering to several purchasers of the Partnership units. The private placement consisted of 5,874,678 shares of common stock, at a purchase price of $3.83 per share. The purchase price reflected the 10-day volume weighted average price of Abraxas’ common stock prior to closing. The purchasers of the common stock were also issued five-year warrants to purchase up to an additional 1,174,939 shares of common stock, at an exercise price of $3.83 per share. Net proceeds after cost of the transaction were $20.6 million.

Net proceeds from these transactions of approximately $147.3 million (including $35.0 million borrowed under the Partnership’s credit facility) were used to refinance and repay all of Abraxas’ and its subsidiaries’ outstanding indebtedness (including accrued and unpaid interest due June 1, 2007) and pay preformation and transaction expenses with the excess proceeds dedicated by Abraxas to fund future drilling opportunities and for general corporate purposes.

Abraxas, the Partnership and the purchasers of the common units of the Partnership also entered into an Exchange and Registration Rights Agreement dated May 25, 2007. Under the terms of this agreement, in the event that the Partnership has not consummated its initial public offering by November 15, 2008, which we refer to as the Trigger Date, the investors will have the right to convert their common units obtained in the private placement offering into shares of common stock. Each common unit will be convertible into a number of shares of common stock equal to $16.66 divided by the volume weighted average price of the common stock for the ten (10) business day period immediately prior to the first business day following the Trigger Date times 0.9. If stockholder approval is required for such issuance, Abraxas has agreed to call a special meeting of the stockholders within 60 days of November 15, 2008, which we refer to as the Exchange Filing Date, and the executive officers and directors of Abraxas have agreed to vote the shares of common stock then held by them in favor of such issuance. Under this agreement, Abraxas also agreed within 30 days of the Trigger Date, to prepare and file with the Securities and Exchange Commission a registration statement, which we refer to as the Exchange Registration Statement, to enable the resale of the common stock, which we refer to as the Exchange Shares, by the investors or their transferees from time to time over any national stock exchange on which the common stock is then traded, or in privately-negotiated transactions. If the Exchange Registration Statement is not declared effective by the 120th day following the Trigger Date (which period would be extended to the 180th day following the Trigger Date under certain circumstances), then in addition to any other rights the investors may have under the Exchange and Registration Rights Agreement or under applicable law, Abraxas is required to pay an amount in cash as liquidated damages and not as a penalty, equal to 1.0% of the product of $3.83 times the number of Exchange Shares then held by such investor for each 30-day period until the Exchange Registrations Statement is declared effective.

Factors Affecting Our Financial Results

Our financial results depend upon many factors, which significantly affect our results of operations including the following:

•	the sales prices of natural gas and crude oil;
•	the level of total sales volumes of natural gas and crude oil;
•	the availability of, and our ability to raise additional capital resources and provide liquidity to meet cash flow needs;

•	the level of and interest rates on borrowings; and
•	the level of success of exploitation, exploration and development activity.

Commodity Prices and Hedging Activities. The results of our operations are highly dependent upon the prices received for our natural gas and crude oil production. Substantially all of our sales of natural gas and crude oil are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our natural gas and crude oil production are dependent upon numerous factors beyond our control. Significant declines in prices for natural gas and crude oil could have a material adverse effect on our financial condition, results of operations and quantities of reserves recoverable on an economic basis. Recently, the prices of natural gas and crude oil have been volatile. During the first half of 2006, prices for natural gas and crude oil were sustained at record or near-record levels. Supply and geopolitical uncertainties resulted in significant price volatility during the remainder of 2006 with both natural gas and crude oil prices weakening. During the first six months of 2007, crude oil prices have remained strong while natural gas prices have remained strong but have weakened from levels earlier in the year. New York Mercantile Exchange (NYMEX) futures prices for West Texas Intermediate (WTI) crude oil averaged $59.96 per barrel for the first six months of 2007. NYMEX Henry Hub futures prices for natural gas averaged $7.23 per million British thermal units (MMBtu) during the first six months of 2007. The natural gas market continues to be driven by high natural gas storage inventories. NYMEX natural gas prices ended the second quarter of 2007 at about $7.54 per MMBtu. The outlook for the commodity markets for the remainder of 2007 calls for continued volatility.

We seek to reduce our exposure to price volatility by hedging our production through price floors. Under the terms of our credit facility with Wells Fargo Foothill, we were required to maintain hedging positions with respect to not less than 25% nor more than 75% of our crude oil and natural gas production. Abraxas currently has the following hedges in place:

Time Period	Notional Quantities	Price
September 2007	10,000 MMbtu of production per day	Floor of $5.50

Under the terms of the Partnership Credit Facility, Abraxas Energy Partners was required to enter into hedging arrangements for not less than 75% (nor more than 90%) of its projected oil and gas production. On May 25, 2007, Abraxas Energy Partners entered into NYMEX–based fixed price commodity swaps at then current market prices on approximately 75% of its projected net proved developed producing reserves for the period from June 1, 2007 to December 31, 2010.

Abraxas Energy Partners currently has the following hedge positions:

Period Covered	Hedged Product	Hedged Volume	Fixed Price
SWAP Contracts – July to December 2007	Natural Gas	9,300 Mmbtu of production per day	$8.22
SWAP Contracts – July to December 2007	Crude Oil	260 Bbl of production per day	$67.35
SWAP Contracts – Year 2008	Natural Gas	7,200 Mmbtu of production per day	$8.78
SWAP Contracts – Year 2008	Crude Oil	230 Bbl of production per day	$70.01
SWAP Contracts – Year 2009	Natural Gas	5,800 Mmbtu of production per day	$8.55
SWAP Contracts – Year 2009	Crude Oil	200 Bbl of production per day	$70.01
SWAP Contracts – Year 2010	Natural Gas	4,900 Mmbtu of production per day	$8.19
SWAP Contracts – Year 2010	Crude Oil	175 Bbl of production per day	$69.06

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

We had capital expenditures during the first six months of 2007 of $8.8 million and have a capital budget for the remainder of 2007 of approximately $25.0 million. The completion of this capital budget will depend on our success rate, production levels and commodity prices.

Availability of Capital. As described more fully under “Liquidity and Capital Resources” below, Abraxas’ sources of capital going forward will primarily be cash from operating activities, funding under the Credit Facility, cash on hand, distributions from the Partnership and if an appropriate opportunity presents itself, proceeds from the sale of properties. Abraxas Energy Partners’ principal sources of capital will be cash from operating activities, borrowings under the Partnership Credit Facility, and sales of debt or equity securities if available to it. Abraxas Petroleum at June 30, 2007 had approximately $6.5 million of availability under the Credit Facility and the Partnership has approximately $30.0 million of availability under the Partnership Credit Facility.

Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and large inventory of drilling projects position us for future growth. Our properties are concentrated in locations that facilitate substantial economies of scale in drilling and production operations and more efficient reservoir management practices. We operate 94% of the properties accounting for approximately 93% of our PV-10 at December 31, 2006, giving us substantial control over the timing and incurrence of operating and capital expenditures. In addition, we have 51 proved undeveloped projects and have identified over 500 drilling and recompletion opportunities on our existing acreage, the successful development of which we believe could significantly increase our daily production and proved reserves.

Our future natural gas and crude oil production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our natural gas and crude oil properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. For example, in 2006, while we had some success in pursuing these activities, we were not able to fully replace the production volumes lost from natural field declines and property sales. If our proved reserves continue to decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our revolving credit facility will also decline. In addition, approximately 71% of Abraxas Petroleum’s and 42% of the Partnerships estimated proved reserves at December 31, 2006 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Borrowings and Interest. Abraxas Energy Partners currently has indebtedness of approximately $35.0 million under the Partnership Credit Facility and $30.0 million of availability. Abraxas has availability of $6.5 million under its new $50.0 million revolving credit facility. There is currently no outstanding balance under this facility.

Results of Operations

The following table sets forth certain of our operating data for the periods presented. The operating data represents the consolidated data for Abraxas Petroleum and Abraxas Energy Partners L.P.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating Revenue:
Crude Oil Sales	$2,992	$3,359	$5,733	$6,142
Natural Gas Sales	9,668	9,026	18,459	19,007
Realized hedge gain (loss)	—	430	(126)	283
Unrealized hedge gain (loss)	1,900	54	1,816	363
Rig Operations	311	429	639	805
Other	2	6	3	9
	$14,873	$13,304	$26,524	$26,609

Operating Income in thousands	$6,986	$5,496	$10,787	$11,083
Crude Oil Production (MBbls)	49	51	99	98

Natural Gas Production (MMcfs)	1,474	1,645	2,925	3,201
Average Crude Oil Sales Price ($/Bbl)	$60.83	$66.09	$57.70	$62.97
Average Natural Gas Sales Price ($/Mcf)	$6.56	$5.49	$6.31	$5.94

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Operating Revenue. During the three months ended June 30, 2007, operating revenue from natural gas and crude oil sales increased to $12.7 million compared to $12.4 million in the three months ended June 30, 2006. The increase in revenue was primarily due to higher realized prices offset by a decline in production volumes. Increased commodity prices contributed $1.4 million to revenue while decreased production volumes had a negative impact on revenue of $1.1 million for the quarter ended June 30, 2007. The increase in the realized price received for natural gas was partially offset by a decline in the realized crude oil price.

Average sales prices, net of hedging cost, for the quarter ended June 30, 2007 were:

•	$ 60.83 per Bbl of crude oil, and
•	$ 6.56 per Mcf of natural gas

Average sales prices, net of hedging cost, for the quarter ended June 30, 2006 were:

•	$ 66.09 per Bbl of crude oil, and
•	$ 5.49 per Mcf of natural gas

Crude oil production volumes decreased from 50.8 MBbls during the quarter ended June 30, 2006 to 49.2 MBbls for the same period of 2007. The decrease in crude oil production volumes was primarily due to natural field declines. Natural gas production volumes decreased from 1,645 MMcf for the three months ended June 30, 2006 to 1,474 MMcf for the same period of 2007. The decrease in natural gas production was primarily due to sales of properties in August 2006 and natural field declines. South Texas properties sold in August 2006 contributed 60 MMcf for the quarter ended June 30, 2006. The decrease in natural gas production was partially offset by production from a new well that was put on production in May of 2007. This new well contributed approximately 97.5 MMcf to second quarter production. A single well in west Texas contributed approximately 26% of our natural gas production for the quarter ended June 30, 2007.

Hedging income (loss). We account for hedging gains and losses based on realized and unrealized amounts. The realized hedge gains or losses are determined by actual hedge settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of hedges in place. Our hedge transactions do not qualify for hedge accounting as prescribed by SFAS 133, accordingly fluctuations in the market value of the hedge is recognized in earnings during the current period. During the quarter ended June 30, 2007, Abraxas Energy Partners entered into a series of NYMEX–based fixed price commodity swaps, the estimated unearned value of these hedges is approximately $1.9 million as of June 30, 2007.

Lease Operating Expenses (“LOE”). LOE for the three months ended June 30, 2007 increased to $3.1 million from $2.7 million for the same period in 2006. The increase in LOE was primarily due to a general increase in the cost of field services and the amount of services required by us as we increased our drilling activity. LOE on a per Mcfe basis for the three months ended June 30, 2007 was $1.73 per Mcfe compared to $1.39 for the same period of 2006. The increase in per Mcfe cost was attributable to the decrease in production volumes during the second quarter of 2007 as compared to 2006 as well as the overall increase in cost.

General and Administrative Expenses (“G&A”). G&A expenses excluding stock-based compensation decreased slightly to $895,000 for the quarter ended June 30, 2007 from $938,000 for the same period of 2006. G&A expense on a per Mcfe basis was $0.51 for the second quarter of 2007 compared to $0.48 for the same period of 2006. The per Mcfe increase was attributable to higher G&A expense as well as lower production volumes during the second quarter of 2007 as compared to the same period of 2006.

Stock-based Compensation. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. For the quarters ended June 30, 2007 and 2006, stock based compensation was approximately $372,000 and $198,000 respectively.

Depreciation, Depletion and Amortization Expenses (“DD&A”). DD&A expense decreased to $3.4 million for the three months ended June 30, 2007 as compared to $3.7 million for the three months ended June 30, 2006. The decrease in DD&A was primarily due to decreased production volumes in the second quarter of 2007 as compared to the same period of 2006. Our DD&A on a per Mcfe basis for the three months ended June 30, 2007 was $1.90 per Mcfe compared to $1.92 per Mcfe in 2006.

Interest Expense. Interest expense decreased to $2.8 million for the second quarter of 2007 compared to $4.1 million for the same period of 2006. The decrease in interest expense was due to the redemption of our outstanding senior secured notes and repayment and termination of our credit facility with Wells Fargo Foothill in connection with the transactions discussed in “Recent Transactions” in May 2007.

Loss on debt extinguishments. The loss on debt extinguishment consists primarily of the call premium and interest that was paid in connection with the refinancing and redemption of our senior secured notes.

Income taxes. Federal income tax and state of Texas margin tax have been recognized for the quarter ended June 30, 2007 as a result of the gain on the sale of assets during the period. No deferred income tax expense or benefit has been recognized due to losses or loss carryforwards and valuation allowance, which has been recorded against such benefits.

Gain on sale of assets. As a result of the transactions described in “Recent Transactions” Abraxas Petroleum recognized a gain of $58.5 million. This gain was calculated based on the requirements of Staff Accounting Bulletin 51, in which a gain on sale of consolidated subsidiary stock can be recognized if certain criteria are met.

Minority interest. Minority interest represents the share of the net income (loss) of Abraxas Energy Partners for the quarter owned by the partners other than Abraxas Petroleum. For the quarter ended June 30, 2007, the Partnership recorded a net loss of approximately $2.8 million, primarily due to the payment of financing costs related to the refinancing and repayment of the Abraxas Petroleum debt assumed in connection with the formation of the Partnership.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Operating Revenue. During the six months ended June 30, 2007, operating revenue from natural gas and crude oil sales decreased to $24.2 million compared to $25.1 million in the six months ended June 30, 2006. The decrease in revenue was primarily due to lower production volumes and lower realized crude oil prices, partially offset by an increase in the realized price received for natural gas. Lower production volumes had a negative impact on revenue of $1.6 million for the six months ended June 30, 2007. Higher realized prices for natural gas contributed $499,000 to revenue, offset by $523,000 due to lower crude oil prices.

Average sales prices, net of hedging cost, for the six months ended June 30, 2007 were:

•	$ 57.70 per Bbl of crude oil, and
•	$ 6.31 per Mcf of natural gas

Average sales prices net, of hedging cost, for the six months ended June 30, 2006 were:

•	$62.97 per Bbl of crude oil, and
•	$ 5.94 per Mcf of natural gas

Crude oil production volumes increased from 97.5 MBbls during the six months ended June 30, 2006 to 99.3 MBbls for the same period of 2007. The increase in crude oil sales volumes was primarily due to new production brought on line during the second half of 2006. Natural gas production decreased to 2,925 MMcf for the six months ended June 30, 2007 from 3,201 MMcf for the same period of 2006. The decrease in natural gas production volumes was primarily due to property sales in the third quarter of 2006 and natural field declines. Properties sold contributed 134.2 MMcf to production during the first six months of 2007. The decrease attributable to property sales and field declines was offset by a well brought onto production in May 2007 that contributed 97.5

MMcf for the period ended June 30, 2007. A single well in west Texas contributed approximately 27% of our natural gas production for the six months ended June 30, 2007.

Lease Operating Expenses. LOE for the six months ended June 30, 2007 increased to $6.0 million from $5.5 million for the same period in 2006. The increase in LOE was primarily due to a general increase in the cost of field services and the amount of services required by us as we increased our drilling activity. LOE on a per Mcfe basis for the six months ended June 30, 2007 was $1.71 compared to $1.46 for the same period of 2006. The increase in per Mcfe cost was attributable to the decrease in production volumes during the six months ended June 30, 2007 as compared to the same period of 2006.

General and Administrative Expenses. G&A expenses, excluding stock-based compensation expense, decreased slightly from $2.1 million for the first six months of 2006 to $2.0 million for the same period of 2007. G&A expense on a per Mcfe basis was $0.58 for the first six months of 2007 compared to $0.54 for the same period of 2006. The per Mcfe increase was attributable to decreased production volumes during the six months ended June 30, 2007 as compared to the same period in 2006.

Stock-based Compensation. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. For the six months ended June 30, 2007 and 2006, stock based compensation was approximately $544,000 and $370,000 respectively.

Depreciation, Depletion and Amortization Expenses. DD&A expense decreased to $6.8 million for the six months ended June 30, 2007 from $7.1 million for the same period of 2006. The decrease in DD&A was primarily due to decreased production volumes in the six months ended June 30, 2007 as compared to the same period of 2006. Our DD&A on a per Mcfe basis for the six months ended June 30, 2007 was $1.92 per Mcfe compared to $1.90 per Mcfe for the same period of 2006.

Interest Expense. Interest expense decreased to $6.9 million for the six months ended June 30, 2007 compared to $8.1 million for the same period of 2006. The decrease in interest expense was due to the refinancing and repayment of our outstanding senior secured notes and credit facility with Wells Fargo Foothill in connection with the transactions discussed in “Recent Transactions” in May 2007.

Loss on debt extinguishments. The loss on extinguishment consists primarily of the call premium and interest that was paid in connection with the retirement of our senior secured notes.

Income taxes. Federal income tax and Texas state margin tax have been recognized for the six months period ended June 30, 2007 as a result of the gain on the sale of assets during the period. No deferred income tax expense or benefit has been recognized due to losses or loss carryforwards and valuation allowance, which has been recorded against such benefits.

Gain on sale of assets. As a result of the transactions described in “Recent Transactions” Abraxas Petroleum recognized a gain on the sale of assets of $58.5 million. This gain was calculated based on the requirements of Staff Accounting Bulletin 51, in which a gain on sale of consolidated subsidiary stock can be recognized if certain criteria are met.

Minority interest. Minority interest represents the share of the net income (loss) of Abraxas Energy Partners for the period ended June 30, 2007 owned by the partners other than Abraxas Petroleum. For the period ended June 30, 2007, the Partnership recorded a net loss of approximately $2.8 million, primarily due to the payment of financing costs related to the refinancing and repayment of the Abraxas Petroleum debt assumed in connection with the formation of the Partnership.

Liquidity and Capital Resources

General. The natural gas and crude oil industry is a highly capital intensive and has historically been a cyclical business. Our capital requirements are driven principally by our obligations to service debt and to fund the following costs:

•	the development of existing properties, including drilling and completion costs of wells;
•	acquisition of interests in additional natural gas and crude oil properties; and

•	production and transportation facilities.

The amount of capital expenditures we are able to make has a direct impact on our ability to increase cash flow from operations and, thereby, will directly affect our ability to service our debt obligations and to continue to grow the business through the development of existing properties and the acquisition of new properties.

Abraxas’ sources of capital going forward will primarily be cash from operating activities, funding under the Credit Facility, cash on hand, distributions from the Partnership and if an appropriate opportunity presents itself, proceeds from the sale of properties. Abraxas Energy Partners’ principal sources of capital will be cash from operating activities, borrowings under the Partnership Credit Facility, and sales of debt or equity securities if available to it.

Working Capital (Deficit). At June 30, 2007, our current assets of approximately $20.7 million exceeded our current liabilities of $8.8 million resulting in working capital of $11.9 million. This compares to a working capital deficit of approximately $3.7 million at December 31, 2006. Current liabilities at June 30, 2007 consisted of trade payables of $3.3 million, revenues due third parties of $2.7 million, accrued interest of $222,000, other accrued liabilities of $1.4 million, accrued income tax of $715,000 and current hedge liability of $457,000.

Capital expenditures. Capital expenditures during the first six months of 2007 were $8.8 million compared to $18.5 million during the same period of 2006. The table below sets forth the components of these capital expenditures on a historical basis for the six months ended June 30, 2007 and 2006

	Six Months Ended June 30,
	2007	2006
Expenditure category (in thousands):
Development	$8,740	$18,443
Facilities and other	35	106
Total	$8,775	$18,549

We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. The level of capital expenditures will vary during future periods depending on market conditions and other related economic factors.

During the six months ended June 30, 2007 and 2006, capital expenditures were primarily for the development of existing properties. We anticipate making capital expenditures of approximately $25.0 million during the remainder of 2007. These anticipated expenditures are subject to adequate cash flow from operations and availability under our revolving credit facility. Our ability to make all of our budgeted capital expenditures will also be subject to availability of drilling rigs and other field equipment and services. Our capital expenditures could also include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. Should the prices of natural gas and crude oil begin to decline, or if our costs of operations increase as a result of the scarcity of drilling rigs or if our production volumes decrease, our cash flow from operations will decrease which may result in a further reduction of the capital expenditures budget.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table:

	Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
Net cash provided by operating activities	$325	$10,887
Net cash used in investing activities	(8,775)	(18,549)
Net cash provided by financing activities	19,895	7,672
Total	$11,445	$10

Operating activities during the six months ended June 30, 2007 provided us $325,000 of cash compared to providing $10.9 million in the same period in 2006. Net income plus non-cash expense items during 2007 and 2006 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities provided $19.9 million for the first six months of 2007 compared to providing $7.7 million for the same period of 2006. Most of the funds provided in 2007 were proceeds from the issuance of common stock, proceeds from the sale of units in Abraxas Energy Partners and proceeds from our revolving credit facilities. In 2006 most of the funds were net proceeds from our revolving line of credit and proceeds from the exercise of employee stock options. Investing activities used $8.8 million during the six months ended June 30, 2007 compared to using $18.5 million for the same period of 2006.

Abraxas’ sources of capital going forward will primarily be cash from operating activities, funding under the Credit Facility, cash on hand, distributions from the Partnership and if an appropriate opportunity presents itself, proceeds from the sale of properties. Abraxas Energy Partners’ principal sources of capital will be cash from operating activities, borrowings under the Partnership Credit Facility, and sales of debt or equity securities if available to it. Our cash flow from operations depends heavily on the prevailing prices of natural gas and crude oil and our production volumes of natural gas and crude oil. Although we have hedged a portion of our natural gas and crude oil production and will continue this practice as required pursuant to the revolving credit facility, future natural gas and crude oil price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Falling natural gas and crude oil prices could also negatively affect our ability to raise capital on terms favorable to us or at all.

Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. In the future, if an appropriate opportunity presents itself, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. While we have had some success in pursuing these activities, we have not been able to fully replace the production volumes lost from natural field declines and property sales. For example, during 2006, we added approximately 3.6 Bcfe of proved reserves, which were offset by 1.8 Bcfe of reserves attributable to properties we sold and 7.7 Bcfe of production. If our proved reserves continue to decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our revolving credit facility will also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 71% of Abraxas Petroleum’s and 42% of the Partnership’s total estimated proved reserves at December 31, 2006 were undeveloped. During 2006, we expended approximately $26.1 million for wells in South Texas, West Texas and Wyoming. These activities did not result in significant new production or reserves. We continue to perform general well maintenance and work-overs utilizing our own work-over rigs. In addition, approximately 23% of our Mcfe production for the six months ended June 30, 2007 was from a single well in west Texas. If production from this well decreases, the volume of our production would also decrease which, in turn, would likely cause our cash flow from operations to decrease.

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

Contractual Obligations

We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt
•	Operating leases for office facilities

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of June 30, 2007:

	Payments due in twelve month period ended:
Contractual Obligations (dollars in thousands)	Total	June 30, 2008	June 30, 2009-2010	June 30, 2011-2012	Thereafter
Long-Term Debt (1)	$35,000	$—	$—	$35,000	$—
Interest on long-term debt (2)	9,775	2,496	4,991	2,288	—
Operating Leases (3)	405	257	148	—	—
Total	$45,180	$2,753	$5,139	$37,288	$—

____________

(1)	These amounts represent the balances outstanding under the revolving credit facilities. These repayments assume that we will not draw down additional funds.
(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.
(3)	Office lease obligations. The lease for office space for Abraxas expires in 2009.

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

Long-Term Indebtedness

Long-term debt consisted of the following:

	June 30, 2007	December31, 2006
	(in thousands)
Floating rate senior secured notes due 2009	$—	$125,000
Senior secured revolving credit facility	—	2,614
Partnership credit facility	35,000	—
New senior secured credit facility	—	—
	35,000	127,614
Less current maturities	—	—
	$35,000	$127,614

Floating Rate Senior Secured Notes due 2009. In October 2004, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. The notes were refinanced and redeemed in connection with the transactions describer under “Recent Transactions”.

Senior Secured Revolving Credit Facility. In October 2004, Abraxas entered into an agreement for a revolving credit facility having a maximum commitment of $15 million, which included a $2.5 million sub facility for letters of credit. This facility was refinanced and terminated in connection with the transactions described under “Recent Transactions”.

New Abraxas Senior Secured Credit Facility. On June 27, 2007, Abraxas entered into a new senior secured revolving credit facility with Société Générale, which we refer to as the Credit Facility. The Credit Facility has a maximum commitment of $50 million. Availability under the Credit Facility is subject to a borrowing base consistent with normal and customary natural gas and crude oil lending transactions. The initial borrowing base is $6.5 million. Outstanding amounts under the Credit Facility will bear interest at (a) the greater of reference rate announced from time to time by Société Générale, and (b) the Federal Funds Rate plus ½ of 1%, plus in each case, (c) 0.5% - 1.5% depending on utilization of the borrowing base, or, if Abraxas elects, at the London Interbank Offered Rate plus 1.5% - 2.5%, depending on the utilization of the borrowing base. Subject to earlier termination rights and events of default, the Credit Facility’s stated maturity date will be June 27, 2011. Interest will be payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances.

Abraxas is permitted to terminate the Credit Facility, and may, from time to time, permanently reduce the lenders' aggregate commitment under the Credit Facility in compliance with certain notice and dollar increment requirements.

Each of Abraxas’ subsidiaries other than Abraxas Energy Partners, L.P., Abraxas General Partner, LLC and Abraxas Energy Investments, LLC has guaranteed Abraxas’ obligations under the Credit Facility on a senior secured basis. Obligations under the Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the Abraxas’ and the subsidiary guarantors’ material property and assets.

Under the Credit Facility, Abraxas is subject to customary covenants, including certain financial covenants and reporting requirements. The Credit Facility requires Abraxas to maintain a minimum current ratio and a net cash interest coverage ratio.

In addition to the foregoing and other customary covenants, the Credit Facility contains a number of covenants that, among other things, will restrict Abraxas’ ability to:

•	incur or guarantee additional indebtedness;
•	transfer or sell assets;
•	create liens on assets;
•	engage in transactions with affiliates other than an “arms-length” basis;
•	make any change in the principal nature of its business; and

•	permit a change of control.

The Credit Facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities.

Partnership Credit Facility .On May 25, 2007, the Partnership entered into a new senior secured revolving credit facility with Société Générale, as administrative agent and issuing lender, which we refer to as the Partnership Credit Facility. The Partnership Credit Facility has a maximum commitment of $150 million. Availability under the Credit Facility is subject to a borrowing base consistent with normal and customary natural gas and crude oil lending transactions. The initial borrowing base is $65 million, of which $35 million is outstanding at June 30, 2007. Outstanding amounts under the Partnership Credit Facility bear interest at the reference rate announced from time to time by Société Générale or, if the Partnership elects, at the London Interbank Offered Rate plus 1.25% - 2.25%, depending on the utilization of the borrowing base. Subject to earlier termination rights and events of default, the Partnership Credit Facility’s stated maturity date is May 25, 2011. Interest is payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances. The Partnership is permitted to terminate the Partnership Credit Facility, and under certain circumstances, may be required, from time to time, to permanently reduce the lenders’ aggregate commitment under the Partnership Credit Facility.

Each of the GP and the Operating Company has guaranteed the Partnership’s obligations under the Partnership Credit Facility on a senior secured basis. Obligations under the Partnership Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the GP’s, the Partnership’s and the Operating Company’s material property and assets, other than the GP’s General Partner Units.

Under the Partnership Credit Facility, the Partnership is subject to customary covenants, including certain financial covenants and reporting requirements. The Partnership Credit Facility requires the Partnership to maintain a minimum current ratio and a net cash interest coverage ratio and also required the Partnership to enter into hedging agreements for not less than 75% (no more than 90%) of the Partnership’s projected natural gas and crude oil production. On May 25, 2007, the Partnership entered into fixed price commodity swaps at then current market prices on approximately 75% of the Partnership’s projected proved developed producing reserves for the period beginning June 2007 through December 2010.

In addition to the foregoing and other customary covenants, the Partnership Credit Facility contains a number of covenants that, among other things, will restrict the Partnership’s ability to:

•	incur or guarantee additional indebtedness;
•	transfer or sell assets;
•	create liens on assets;
•	engage in transactions with affiliates;
•	make any change in the principal nature of its business; and
•	permit a change of control.

The Partnership Credit Facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent natural gas and crude oil producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of natural gas and crude oil. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of natural gas and crude oil that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for natural gas and crude oil production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the six months ended June 30, 2007, a 10% decline in natural gas and crude oil prices would have reduced our operating revenue, cash flow and net income by approximately $2.7 million for the period.

Hedging Sensitivity

On January 1, 2001, we adopted SFAS 133 as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. None of the derivatives in place as of June 30, 2007 are designated as qualifying hedges under SFAS 133. Accordingly, the change in the market value of the instrument is reflected in current oil and gas revenue.

See “General – Commodity Prices and Hedging Activities” for a summary of current hedge positions.

Interest Rate Risk

At June 30, 2007, we had $35.0 million in outstanding indebtedness under the Partnership Credit Facility. Outstanding amounts under the Partnership Credit Facility bear interest at the reference rate announced from time to time by Société Générale or, if the Partnership elects, at the London Interbank Offered Rate plus 1.25% - 2.25%, depending on the utilization of the borrowing base. The current rate on the notes is 7.13%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $350,000 on an annual basis.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective and designed to ensure that material information relating to Abraxas and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities. There were no changes in our internal controls over financial reporting during the period covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

ABRAXAS PETROLEUM CORPORATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no changes in legal proceedings from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in Note 7 in the Notes to Condensed Consolidated Financial Statements contained in Part I of this report on Form 10-Q.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Abraxas. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 25, 2007, Abraxas Energy Partners sold 6,002,408 Common Units, representing an approximate 52.8% interest in Abraxas Energy Partners, for $16.66 per Common Unit, or approximately $100 million, pursuant to a purchase agreement dated May 25, 2007, to a group of institutional investors. The Common Units have not been registered under the Securities Act of 1933, as amended, or any applicable state securities laws in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 of the regulations promulgated thereunder. The Common Units may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. There was no general solicitation involved in the offer. The Partnership paid a cash commission of $7.0 million out of the proceeds to A.G. Edwards & Sons, Inc. which acted as the Partnership’s placement agent.

On May 25, 2007, Abraxas entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company agreed to issue 5,874,678 shares of its common stock, par value $0.01 per share, and warrants to purchase 1,174,938 shares of Common Stock, to the investors at a price of $3.83 per share, or an aggregate of $22.5 million in cash before transaction expenses. The Warrants expire on May 25, 2012 and are exercisable at a price of $3.83 per share, subject to certain adjustments. The Common Stock sold by the Company, the Warrants and the Warrant Shares were not registered under the Securities Act of 1933, as amended, or any applicable state securities laws in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 of the regulations promulgated thereunder. There was no general solicitation involved in the offer. Abraxas filed a registration statement for resale of the Common Stock, Warrants and Warrant Shares, which was declared effective on June 26, 2007. The Company paid a cash commission of $1.575 million out of the proceeds to A.G. Edwards & Sons, Inc. which acted as the Company’s placement agent.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on June 26, 2007, the following proposals were adopted by the margins indicated:

1.	Election of three directors for a term of three years, to hold office until the expiration of his term in 2010 or until a successor shall have been elected and qualified.

	Number of Shares
	For	Withheld
Robert L.G. Watson	37,068,812	483,423
Harold D. Carter	37,075,042	477,193
Barry J. Galt	37,090,040	462,175

In addition, the terms of office of C. Scott Bartlett, Jr., Franklin A. Burke, Ralph F. Cox, Dennis E. Logue, and Paul A. Powell Jr. continued.

2. Approval of the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants.

Number of Shares
For	Against	Abstain
37,012,802	248,867	290,566

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits

Exhibit 10.1

Contribution, Conveyance and Assumption Agreement dated as of May 25, 2007 by and among Abraxas Petroleum Corporation, Abraxas Energy Partners, L.P., Abraxas General Partner, LLC, Abraxas Energy Investments, LLC and Abraxas Operating, LLC. (Previously filed as Exhibit 10.1 to Abraxas’ Current Report on Form 8-K dated May 25, 2007)

Exhibit 10.2

Purchase Agreement dated as of May 25, 2007, by and among Abraxas Petroleum Corporation, Abraxas Energy Partners, L.P., Abraxas General Partner, LLC, Abraxas Operating, LLC and the purchasers named therein. (Previously filed as Exhibit 10.2 to Abraxas’ Current Report on Form 8-K dated May 25, 2007)

Exhibit 10.3

Registration Rights Agreement dated as of May 25, 2007, by and among Abraxas Energy Partners, L.P. and the purchasers named therein. (Previously filed as Exhibit 10.3 to Abraxas’ Current Report on Form 8-K dated May 25, 2007)

Exhibit 10.4

Omnibus Agreement dated as of May 25, 2007, by and among Abraxas Petroleum Corporation, Abraxas Energy Partners, L.P., Abraxas General Partner, LLC and Abraxas Operating, LLC. (Previously filed as Exhibit 10.4 to Abraxas’ Current Report on Form 8-K dated May 25, 2007)

Exhibit 10.5	First Amended and Restated Agreement of Limited Partnership of Abraxas Energy Partners, L.P. (Previously filed as Exhibit 10.5 to Abraxas’ Current Report on Form 8-K dated May 25, 2007)
Exhibit 10.6

Credit Agreement dated May 25, 2007 among Abraxas Energy Partners, L.P., the lenders party thereto and Société Générale as Administrative Agent and Issuing Lender. (Previously filed as Exhibit 10.6 to Abraxas’ Current Report on Form 8-K dated May 25, 2007)

Exhibit 10.7

Securities Purchase Agreement dated May 25, 2007 by and among Abraxas Petroleum Corporation and the purchasers named therein. (Previously filed as Exhibit 10.7 to Abraxas’ Current Report on Form 8-K dated May 25, 2007)

Exhibit 10.8	Form of Common Stock Purchase Warrant. (Previously filed as Exhibit 10.8 to Abraxas’ Current Report on Form 8-K dated May 25, 2007)
Exhibit 10.9	Exchange and Registration Rights Agreement dated as of May 25, 2007 by and among Abraxas Petroleum Corporation, Abraxas Energy Partners, L.P. and the purchasers named therein. (Previously filed as Exhibit 10.9 to Abraxas’ Current Report on Form 8-K dated May 25, 2007)

Exhibit 10.10

Credit Agreement dated June 27, 2007 among Abraxas Petroleum Corporation, the lenders party thereto and Société Générale as Administrative Agent and Issuing Lender. (Previously filed as Exhibit 10.1 to Abraxas’ Current Report on Form 8-K dated June 28, 2007)

Exhibit 31.1	Certification - Robert L.G. Watson, CEO
Exhibit 31.2	Certification – Chris E. Williford, CFO
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 – Robert L.G. Watson, CEO
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chris E. Williford, CFO

ABRAXAS PETROLEUM CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	By:/s/ Robert L.G. Watson
ROBERT L.G. WATSON,

President and Chief

Executive Officer

Date: August 9, 2007	By:/s/ Chris E. Williford
CHRIS E. WILLIFORD,

Executive Vice President and

Principal Accounting Officer