Form 10-K/A
period 2006-12-31
ABRAXAS PETROLEUM CORP
filed 2007-08-24
CIK 867665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              FORM 10-K/A Number 2


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

      (State or Other Jurisdiction of    (I.R.S. Employer Identification Number)
      Incorporation or Organization)
--------------------------------------------------------------------------------

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


                      Documents Incorporated by Reference:

                  Document                         Parts Into Which Incorporated

Portions of the registrant's Proxy Statement            Part III
relating to the 2007Annual Meeting of
Shareholders to be held on May 23, 2007.

We are filing this 10-K/A Number 2 in response to comments we have received from the Division of Corporation Finance of the SEC. For convenience, we have repeated each of the Parts of our original Form 10-K filed on March 14, 2007 (the "Original Form 10-K") where we have made changes in response to these comments. This Form 10-K/A Number 2 amends Abraxas Petroleum Corporation's Annual Report on Form 10-K for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission (the "SEC") on March 14, 2007, as amended by Form 10-K/A Number 1 filed by Abraxas Petroleum Corporation on April 30, 2007.

This amendment does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the matters described above. Such events include among others, the events described in our quarterly report on Form 10-Q for the quarter ended March 31, 2007, the quarterly report on Form 10-Q for the quarter and year-to-date period ended June 30, 2007 as amended by Form 10-Q/A Number 1 as filed on August 24, 2007, and the events described in our current reports on Form 8-K filed after the filing of the Original Form 10-K.


                          ABRAXAS PETROLEUM CORPORATION

                              FORM 10-K/A Number 2

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
Item 1. Business..........................................................................................4

Item 1A. Risk Factors....................................................................................11

Item 1B. Unresolved Staff Comments.......................................................................178

Item 2. Properties.......................................................................................17

Item 3. Legal Proceedings................................................................................22

Item 4. Submission of Matters to a Vote of Security Holders..............................................22

Part II                                                                                                  23
Item 5. Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities............................................23

Item 6. Selected Financial Data..........................................................................24

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations............25

Item 7A. Quantitative and Qualitative Disclosures about Market Risk......................................42

Item 8. Financial Statements and Supplementary Data......................................................43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............43

Item 9A. Controls and Procedures.........................................................................43

Item 9B. Other Information...............................................................................44

Part IV                                                                                                  44
Item 15. Exhibits, Financial Statement Schedules.........................................................44


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


         Our core areas of operation are in south and west Texas and east central Wyoming. Our primary properties are located in mature fields that exhibit relatively long-lived production, with a reserve to production index of
12.8 years (5.8 years for our proved developed reserves) as of December 31, 2006. At December 31, 2006, we owned interests in 101,815 gross acres (87,554 net acres) applicable to our continuing operations, and operated properties accounting for approximately 95% of our PV-10, affording us substantial control over the timing and incurrence of operating and capital expenditures. At December 31, 2006, estimated total proved reserves were 98.8 Bcfe with an aggregate PV-10 of $161 million. During 2006, we participated in the drilling of 5 gross (4.2 net) wells with 4 gross (3.2 net) wells being successful. Total capital expenditures for 2006 were approximately $26 million, of which 35% was spent on 2 wells in the SW Oates Field of West Texas which were still in progress at year-end. Overall, during 2006 we added approximately 3.6 Bcfe of proved reserves which was offset by 1.8 Bcfe of property sales and 7.7 Bcfe of production.


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

         The   marketability   of  our  production   depends  largely  upon  the
availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities

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

         Lower natural gas and crude oil prices increase the risk of ceiling limitation write downs.

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

         Estimates of our proved reserves and future net revenue are inherently imprecise.

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

         Anti takeover provisions could make a third party acquisition of Abraxas difficult.

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

                         Developed               Undeveloped               Fee Mineral
                        Acreage (1)               Acreage (2)              Acreage (3)
                 ----------------------- ---------------------------- ----------------------- ---------------
                                                                                                 Total
                 Gross Acres      Net      Gross Acres      Net         Gross        Net          Net
                     (4)        Acres (5)      (4)       Acres (5)    Acres (6)     Acres        Acres
                 ----------------------- ---------------------------- ------------ ---------- ---------------
  South Texas         4,687       4,258        3,496        3,256             -          -        7,514
  West Texas         20,868      15,616       17,752       12,617        12,007      5,272       33,505



  Wyoming             3,400       3,400       47,009       43,111             -          -       46,511
  N. Dakota               -           -           80           24             -          -           24
                 ----------------------- ---------------------------- ------------ ---------- ---------------
           Total     28,955      23,274       68,337       59,008        12,007      5,272       87,554
                 ======================= ============================ ============ ========== ===============
---------------

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

Productive Wells

         The following table sets forth our total gross and net productive wells expressed separately for natural gas and crude oil, as of December 31, 2006:

                                                           Productive Wells (1)
                                                         As of December 31, 2006
                                    ---------------------------------------------------------------------
           State                               Crude Oil                          Natural Gas
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

Drilling Activities

         The following table sets forth our gross and net working interests in exploratory and development wells drilled during the three years ended December 31, 2006:


                                   2006                     2005                   2004
                         ------------------------ ------------------------ -------------------

                          Gross(1)        Net(2)    Gross(1)      Net(2)    Gross(1)   Net(2)
                         ------------  ---------- ------------  ---------- ---------- --------
Exploratory(3)

  Productive(4)

     Crude oil                     -                      1.0         1.0        2.0      2.0

     Natural gas                 1.0         1.0          1.0         1.0          -        -

  Dry holes(5)                   1.0         1.0            -           -          -        -
                         ------------  ---------- ------------  ---------- ---------- --------

                  Total          2.0         2.0          2.0         2.0        2.0      2.0
                         ============  ========== ============  ========== ========== ========

Development(6)

  Productive (4)

     Crude oil                   2.0         1.2          4.0         4.0          -        -

     Natural gas                 1.0         1.0          5.0         5.0        1.0      1.0

  Dry holes (5)                    -           -          1.0         1.0        1.0      1.0
                         ------------  ---------- ------------  ---------- ---------- --------
                  Total          3.0         2.2         10.0        10.0        2.0      2.0
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

                                                                          Year Ended December 31,
                                           --------------------------------------------------------------------------------------
                                                2006            2005             2004              2003              2002
                                                ----            -----            ----              ----              -----
                                                               (Dollars in thousands except per share data)
Total revenue - continuing operations      $     51,723     $    48,625     $    33,854      $    30,380       $    21,541
Net income (loss)                          $      1,246     $    19,117 (1) $    12,360 (2)  $    56,798 (3)   $  (119,197) (4)
Net income (loss) - discontinued
   operations                              $          -     $    12,846 (1) $    3,323       $   70,024 (3)    $   (63,355)
Net income (loss) - continuing operations  $      1,246     $     6,271     $     9,037      $  (13,226)       $   (55,842)
Net income (loss) per common share  -
   diluted                                 $       0.03     $      0.46     $      0.32      $      1.61       $     (3.98)
Weighted average shares outstanding -
   diluted (in thousands)                        43,862          41,164          38,895           35,364 (5)        29,979
Total assets                               $    117,486     $   121,866     $   152,685      $   126,437       $   181,425
Long-term debt, excluding current
   maturities                              $    127,614     $   129,527     $   126,425      $   184,649       $   201,850
Total stockholders' equity (deficit)       $    (21,619)    $   (23,701)    $   (53,464)     $   (72,203)      $  (142,254)

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

         Average sales prices in 2004 net of hedging costs were:

         o $40.12 per Bbl of crude oil,
         o $26.32 per Bbl of natural gas liquids,and
         o $ 5.45 per Mcf of natural gas.

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

         Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities, related to continuing operations, are summarized in the following table and discussed in further detail below:

                                                                 Year Ended December 31,
                                                     -----------------------------------------------
                                                         2006             2005              2004
                                                         ----             ----              ----
                                                                  (dollars in thousands)
Net cash provided by operating activities              $ 15,561          $ 21,099        $ 27,000
Net cash used in investing activities                   (14,102)          (35,350)         (9,269)
Net cash (used in) provided by financing activities      (1,458)           14,877         (65,684)
                                                     -------------     -----------     -------------
Total                                                $        1        $      626      $  (47,953)
                                                     =============     ===========     =============

         Operating activities for the year ended December 31, 2006 provided us with $15.5 million of cash. Expenditures in 2006 of approximately $26.3 were primarily for the development of natural gas and crude oil properties offset by proceeds from the sale of oil and gas properties of $12.2 million. Financing activities used $1.4 million during 2006, of which $20.4 million was provided from long-term borrowing offset by $22.4 million of payments on long-term debt.

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

                                                               Payments due in:
                                   ------------------------------------------------------------------------
Contractual Obligations (dollars
in thousands)                          Total           2007       2008-2009      2010-2011     Thereafter

-----------------------------------------------------------------------------------------------------------
Long-Term Debt (1)                 $   127,614     $        -    $  127,614    $        -     $        -
Interest on long-term debt (2)          47,292         16,304        30,988             -              -
Operating Leases (3)                       534            259           275             -              -
                                   --------------- ------------- ------------- -------------- -------------
    Total                          $   175,440     $   16,563    $  158,877    $        -     $        -
                                   =============== ============= ============= ============== =============
-----------------

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

         Long-Term Indebtdness

         The following table sets forth our long-term indebtedness as of December 31, 2006 and 2005.

                                                   Long Term Indebtedness

                                                        December 31
                                               ---------------------------------
                                                       2006             2005
                                               ----------------- ---------------
                                                          (in thousands)
  Floating rate senior secured notes due 2009..  $  125,000        $  125,000
  Senior secured revolving credit facility.....       2,614             4,527
                                               ----------------- ---------------
                                                    127,614           129,527
  Less current maturities .....................           -                 -
                                               ----------------- ---------------
                                                  $ 127,614         $ 129,527
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


         Under full cost accounting rules, the net capitalized cost of natural gas and crude oil properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves on a pool by pool basis, discounted at 10%, plus the lower of cost or fair market value of unproved properties and the cost of properties not being amortized, less income taxes. If net capitalized costs of natural gas and crude oil properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and reported earnings. The risk that we will be required to write down the carrying value of natural gas and crude oil properties increases when natural gas and crude oil prices are depressed or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or if purchasers cancel long-term contracts for our natural gas production. An expense recorded in one period may not be reversed in a subsequent period even though higher natural gas and crude oil prices may have increased the ceiling applicable to the subsequent period. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 9A. Controls and Procedures


         Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule
13a-15(b).  Based upon that  evaluation,  our Chief Executive  Officer and Chief

Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2006, to ensure that information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


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

                          ABRAXAS PETROLEUM CORPORATION

     By:     /s/ Robert L.G. Watson           By: /s/ Chris E. Williford
             ----------------------               --------------------------
             President and Principal              Exec. Vice President and
             Executive Officer                    Principal Financial and
                                                  Accounting Officer

         DATED: August 24, 2007


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                   Name and Title                  Date
         ---------                   --------------                  ----
/s/ Robert L.G. Watson         Chairman of the Board,
------------------------       President (Principal Executive
Robert L.G. Watson             Officer) and Director             August 24, 2007

/s/ Chris E. Williford         Exec. Vice President and
----------------------         Treasurer (Principal Financial
Chris E. Williford             and Accounting Officer)           August 24, 2007

/s/ Craig S. Bartlett, Jr.     Director                          August 24, 2007
--------------------------
Craig S. Bartlett, Jr.

/s/ Franklin A. Burke          Director                          August 24, 2007
----------------------
Franklin A. Burke

/s/ Harold D. Carter           Director                          August 24, 2007
----------------------
Harold D. Carter

/s/ Ralph F. Cox               Director                          August 24, 2007
----------------------
Ralph F. Cox

/s/ Barry J. Galt              Director                          August 24, 2007
------------------
Barry J. Galt

/s/ Dennis E. Logue            Director                          August 24, 2007
----------------------
Dennis E Logue

/s/ Paul Powell                Director                          August 24, 2007
----------------------
Paul Powell

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



/s/ BDO Seidman, LLP

Dallas, Texas
March 9, 2007


                          ABRAXAS PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                December 31
                                                                   --------------------------------------
                                                                         2006                2005
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)
Current assets:
   Cash ...................................................           $          43      $          42
   Accounts receivable:
       Joint owners .......................................                     556                540
       Oil and gas production sales .......................                   5,645              7,957
       Other ..............................................                      39                100
                                                                   ------------------ -------------------
                                                                              6,240              8,597
   Other current assets ...................................                     470              1,638
                                                                   ------------------ -------------------
       Total current assets................................                   6,753             10,277

Property and equipment:
     Oil and gas properties, full cost method of accounting:
       Proved .............................................                 347,245            333,373
       Unproved properties excluded from amortization......                       -                  -
     Other property and equipment .........................                   3,519              3,289
                                                                   ------------------ -------------------
           Total ..........................................                 350,764            336,662
      Less accumulated depreciation, depletion, and
       amortization .......................................                 245,807            231,414
                                                                   ------------------ -------------------
       Total property and equipment - net .................                 104,957            105,248

Deferred financing fees, net ..............................                   4,446              6,037
Other assets ..............................................                   1,330                304
                                                                   ------------------ -------------------
   Total assets ...........................................           $     117,486      $     121,866
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

Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. The Company does not have any properties being exclude from amortization. Excess costs are charged to proved property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances.

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

11.  Benefit Plans

     The Company has a defined contribution plan (401(k)) covering all eligible employees of the Company. The Company matched employee contributions in 2004 and matched 50% of employee contributions in 2005 and 2006. Company contributions to the plan were $128,523, $116,136 and $101,499 in 2006, 2005 and 2004 respectively. The employee contribution limitations are determined by formulas, which limit the upper one-third of the plan members from contributing amounts that would cause the plan to be top-heavy. The employee contribution is limited to the lesser of 20% of the employee's annual compensation or $15,000, $14,000 and $13,000 in 2006, 2005 and 2004, respectively. The contribution limit for 2006, 2005 and 2004 was $20,000, $18,000 and $16,000 for employees 50 years of age or older, respectively.

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
                                                                         =================   ==============

     Due to continuing development activities, the Company added additonal reserves of approximately 16.3 Mmcf during 2005 in South and West Texas. During 2006, due to the level of production in the Edwards field in South Texas, reserves previously estimated for the area were revised upwardly.

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

                                                   Years Ended December 31
                                    ------------------------------------------------------
                                         2006               2005               2004
                                    ------------------------------------------------------
                                                       (in thousands)
           Future cash inflows ...    $    635,766     $     937,638       $     498,165
           Future production costs        (182,409)          (21,109)           (149,227)
           Future development
             costs ...............         (83,106)          (84,214)            (44,960)
           Future income tax
             expense .............              -                  -                   -
                                    ------------------------------------------------------
           Future net cash flows .         370,341           642,315             303,978
           Discount ..............        (209,455)         (330,407)           (154,943)
                                    ------------------------------------------------------
           Standardized Measure
             of discounted future
             net cash relating to
             proved reserves .....    $    160,886     $     311,908       $     149,035
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

