Form 10-Q/A
period 2007-06-30
ABRAXAS PETROLEUM CORP
filed 2007-08-24
CIK 867665

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX or No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

The number of shares of the issuer’s common stock, par value $0.01 per share outstanding as of August 6, 2007 was 48,760,511.

EXPLANATORY NOTE

We are filing this 10-Q/A Number 1 in response to comments we have received from the Division of Corporation Finance of the SEC. For convenience, we have repeated our original Form 10-Q filed on August 9, 2007, 2007 in its entirety. This Form 10-Q/A Number 1 amends Abraxas Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2007.

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

FORM 10 – Q/A Number 1

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

As a result of these transactions, the Company recognized a gain of $58.5 million. The Company determined that recognition of a gain was appropriate under generally accepted accounting principles. The gain was calculated in accordance with the requirements of Staff Accounting Bulletin 51, (Topic 5H) based on the fact that the Company elected gain treatment as a policy and the transaction met the following criteria: (1) there were no additional broad corporate reorganizations contemplated; (2) there was not a reason to believe that the gain would not be realized, since there is no additional capital raising transaction anticipated nor was there a significant concern about the new entity’s ability to continue in existence; (3) the share price of capital raised in the private placement was objectively determined; (4) no repurchases of the new subsidiary’s units are planned; and (5) the Company acknowledges that it will consistently apply the policy, and any future transactions that might result in a loss must be recorded as a loss in the income statement.

Note 4. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2007	December31, 2006
Floating rate senior secured notes due 2009	$—	$125,000
Senior secured revolving credit facility	—	2,614
Partnership credit facility	35,000	—
New senior secured credit facility	—	—
	35,000	127,614
Less current maturities	—	—
	$35,000	$127,614

Floating Rate Senior Secured Notes due 2009. In October 2004, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. Thenotes were refinanced and redeemed with the proceeds from the sale of common units in Abraxas Energy Partners and the issuance of Abraxas Petroleum common stock discussed in Note 3 – Recent Transactions.

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

Hedging income (loss).We account for hedging gains and losses based on realized and unrealized amounts. The realized hedge gains or losses are determined by actual hedge settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of hedges in place. Our hedge transactions do not qualify for hedge accounting as prescribed by SFAS 133, accordingly fluctuations in the market value of the hedge is recognized in earnings during the current period. During the quarter ended June 30, 2007, Abraxas Energy Partners entered into a series of NYMEX–based fixed price commodity swaps, the estimated unearned value of these hedges is approximately $1.9 million as of June 30, 2007.

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

Gain on sale of assets. As a result of the transactions described in “Recent Transactions” Abraxas Petroleum recognized a gain of $58.5 million. This gain was calculated based on the requirements of Staff Accounting Bulletin 51, (Topic 5H) based on the fact that the Company elected gain treatment as a policy and the transaction met the following criteria: (1) there were no additional broad corporate reorganizations contemplated; (2) there was not a reason to believe that the gain would not be realized, since there is no additional capital raising transaction anticipated nor was there a significant concern about the new entity’s ability to continue in existence; (3) the share price of capital raised in the private placement was objectively determined; (4) no repurchases of the new subsidiary’s units are planned; and (5) the Company acknowledges that it will consistently apply the policy, and any future transactions that might result in a loss must be recorded as a loss in the income statement.

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

Loss ondebt extinguishments. The loss on extinguishment consists primarily of the call premium and interest that was paid in connection with the retirement of our senior secured notes.

Income taxes. Federal income tax and Texas state margin tax have been recognized for the six months period ended June 30, 2007 as a result of the gain on the sale of assets during the period. No deferred income tax expense or benefit has been recognized due to losses or loss carryforwards and valuation allowance, which has been recorded against such benefits.

Gain on sale of assets. As a result of the transactions described in “Recent Transactions” Abraxas Petroleum recognized a gain on the sale of assets of $58.5 million. This gain was calculated based on the requirements of Staff Accounting Bulletin 51, in which a gain on sale of consolidated subsidiary stock can be recognized if certain criteria are met, (Topic 5H) based on the fact that the Company elected gain treatment as a policy and the transaction met the following criteria: (1) there were no additional broad corporate reorganizations contemplated; (2) there was not a reason to believe that the gain would not be realized, since there is no additional capital raising transacation anticipated nor was there a significant concern about the new entity’s ability to continue in existence; (3) the share price of capital raised in the private placement was objectively determined; (4) no repurchases of the new subsidiary’s units are planned; and (5) the Company acknowledges that it will consistently apply the policy, and any future transactions that might result in a loss must be recorded as a loss in the income statement.

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

Floating Rate Senior Secured Notes due 2009. In October 2004, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. Thenotes were refinanced and redeemed in connection with the transactions describer under “Recent Transactions”.

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

Date: August 24, 2007	By:/s/ Robert L.G. Watson
ROBERT L.G. WATSON,

President and Chief

Executive Officer

Date: August 24, 2007	By:/s/ Chris E. Williford
CHRIS E. WILLIFORD,

Executive Vice President and

Principal Accounting Officer