Form 10-Q
period 2007-09-30
ABRAXAS PETROLEUM CORP
filed 2007-11-08
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

The number of shares of the issuer’s common stock, par value $0.01 per share outstanding as of November 7, 2007 was 48,925,064.

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

In addition to these factors, important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, which are incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

2

711901.1

ABRAXAS PETROLEUM CORPORATION

FORM 10 – Q

INDEX

PART I

FINANCIAL INFORMATION

ITEM 1 -	Financial Statements
Condensed Consolidated Balance Sheets -
September 30, 2007 – (unaudited) and December 31, 2006	4
Condensed Consolidated Statements of Operations – (unaudited)
Three and Nine Months Ended September 30, 2007 and 2006	6
Condensed Consolidated Statements of Cash Flows – (unaudited)
Nine Months Ended September 30, 2007 and 2006	7
Notes to Condensed Consolidated Financial Statements – (unaudited)	8

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and
Results of Operations	15

ITEM 3 -	Quantitative and Qualitative Disclosure about Market Risks	25

ITEM 4 -	Controls and Procedures	26

PART II

OTHER INFORMATION

ITEM 1 -	Legal Proceedings	27
ITEM 1a -	Risk Factors	27
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	27
ITEM 3 -	Defaults Upon Senior Securities	27
ITEM 4 -	Submission of Matters to a Vote of Security Holders	27
ITEM 5 -	Other Information	27
ITEM 6 -	Exhibits	27
Signatures	28

Abraxas Petroleum Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,
	2007	December 31,
	(Unaudited)	2006
Assets:
Current assets:
Cash	$13,359	$43
Accounts receivable, net
Joint owners	316	556
Oil and gas production	5,798	5,645
Other	48	39
	6,162	6,240

Hedge asset – current	3,830	—
Other current assets	419	470
Total current assets	23,770	6,753

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	251,386	347,245
Other property and equipment	3,608	3,519
Total	254,994	350,764
Less accumulated depreciation, depletion, and amortization	147,225	245,807
Total property and equipment – net	107,769	104,957

Deferred financing fees, net	913	4,446
Hedge asset – long-term	1,327	—
Other assets	1,079	1,330
Total assets	$134,858	$117,486

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	September 30,
	2007	December 31,
	(Unaudited)	2006
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,714	$5,268
Joint interest oil and gas production payable	2,129	2,621
Accrued interest	849	1,427
Other accrued expenses	2,501	1,156
Hedge liability – current	822	—
Total current liabilities	9,015	10,472

Long-term debt	35,000	127,614

Hedge liability – long-term	988	—
Future site restoration	1,107	1,019
Total liabilities	46,110	139,015

Minority interest in partnership	29,664	—

Commitments and contingencies

Stockholders’ equity (deficit):
Common Stock, par value $.01 per share- Authorized 200,000 shares; issued, 48,919 and 42,762	489	428
Additional paid-in capital	187,248	164,210
Accumulated deficit	(129,669)	(186,947)
Treasury stock, at cost, -0- and 35,552 shares	—	(285)
Accumulated other comprehensive income	1,016	975
Total stockholders’ equity (deficit)	59,084	(21,619)
Total liabilities and stockholders’ equity	$134,858	$117,486

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Oil and gas production revenues	$10,959	$12,711	$35,151	$37,860
Rig revenues	443	363	1,082	1,168
Realized hedge income	1,573	183	1,447	466
Unrealized hedge income (loss)	690	(47)	2,506	316
Other	2	6	5	15
	13,667	13,216	40,191	39,825
Operating costs and expenses:
Lease operating and production taxes	2,790	2,929	8,815	8,467
Depreciation, depletion, and amortization	3,611	3,631	10,367	10,767
Rig operations	199	178	572	608
General and administrative (including stock-based compensation of $204, $208, $748 and $578)	1,156	1,052	3,739	3,474
	7,756	7,790	23,493	23,316
Operating income	5,911	5,426	16,698	16,509

Other (income) expense:
Interest income	(167)	(1)	(234)	(2)
Interest expense	699	4,440	7,634	12,526
Amortization of deferred financing fees	62	398	609	1,193
Loss on debt extinguishment	—	—	6,455	—
Gain on sale of assets	—	—	(58,498)	—
	594	4,837	(44,034)	13,717
Income before income tax and minority interest	5,317	589	60,732	2,792

Income tax expense	—	—	715	—
Income before minority interest	5,317	589	60,017	2,792
Minority interest in income of partnership	(2,319)	—	(859)	—
Net income	$2,998	$589	$59,158	$2,792

Net income per common share – basic	$0.06	$0.01	$1.30	$0.07

Net income per common share – diluted	$0.06	$0.01	$1.29	$0.06

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net Income	$59,158	$2,792
Adjustments to reconcile net income to net
cash provided by operating activities:
Minority interest in partnership income	859	—
Gain on sale of assets	(58,498)	—
Depreciation, depletion, and amortization	10,367	10,767
Amortization of deferred financing fees	609	1,193
Accretion of future site restoration	84	76
Stock-based compensation	748	578
Other non-cash expenses	170	—
Changes in operating assets and liabilities:
Accounts receivable	78	1,822
Other	(3,004)	(413)
Accounts payable and accrued expenses	(2,275)	(3,525)
Net cash provided by operations	8,296	13,290

Investing Activities
Capital expenditures, including purchases and development of properties	(13,179)	(21,290)
Proceeds from the sale of oil and gas properties	—	11,869
Net cash used in investing activities	(13,179)	(9,421)

Financing Activities
Proceeds from long-term borrowings	35,790	14,850
Payments on long-term borrowings	(128,404)	(18,300)
Issuance of stock for compensation	—	116
Deferred financing fees	(992)	—
Proceeds from exercise of stock options	1	452
Net proceeds from issuance of equity	20,073	—
Net proceeds from issuance of partnership equity	92,643	—
Partnerships distribution to minority interest	(912)	—
Net cash provided by (used in) financing activities	18,199	(2,882)
Increase (decrease) in cash	13,316	987
Cash, at beginning of period	43	42
Cash, at end of period	$13,359	$1,029

Supplemental disclosure of cash flow information:
Interest paid	$8,128	$8,291
Non-cash items:
Future site restoration	$4	$27

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(tabular amounts in thousands, except per share data)

Note 1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries are set forth in the notes to the Company's audited consolidated financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2006, as amended. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company's financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying condensed interim consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full year.

The terms “Abraxas” or “Abraxas Petroleum” refer to Abraxas Petroleum Corporation and its subsidiaries other than Abraxas Energy Partners, L.P., which we refer to as “Abraxas Energy Partners” or the “Partnership”, and the terms “we”, “us”, “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its consolidated subsidiaries including Abraxas Energy Partners effective May 25, 2007. The operations of Abraxas Petroleum and the Partnership are consolidated for financial reporting purposes with the interest of the 52.8% minority owners of the Partnership presented as minority interest. Abraxas owns the remaining 47.2% of the partnership interests. The Company has determined that based on its control of the general partner of the Partnership, this 47.2% owned entity should be consolidated for financial reporting purposes.

Stock-based Compensation

The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. The Company uses the Black-Scholes model for option valuation as of the current time.

The following table summarizes the stock option activities for the nine months ended September 30, 2007.

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,457	$2.29	$1.63	$3,250
Granted	383	$3.75	$2.26	866
Exercised	(167)	$1.08	$0.76	(128)
Expired or canceled	(3)	$6.05	$3.35	(10)
Outstanding, September 30, 2007	2,670	$2.67	$1.49	$3,978

The following table shows the weighted average assumptions used in the Black-Scholes valuation of the fair value of option grants during 2007.

Expected dividend yield	0%
Volatility	0.545
Risk free interest rate	4.625%
Expected life	7.14
Fair value of options granted	$866

Weighted average grant date fair value of options granted	$2.26

 Additional information related to options at September 30, 2007 and December 31, 2006 is as follows:

	September 30,	December 31,
	2007	2006
Options exercisable	1,994	1,884

As of September 30, 2007, there was approximately $2.5 million of unamortized compensation expense related to outstanding options that will be recognized through the period ended March 2010.

Note 2. Income taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the period ended September 30, 2007, income tax expense and Texas margin tax expense have been recognized due to the gain on the sale of assets during the period. For the period ended September 30, 2006, there was no current or deferred income tax expense or benefit provided due to existing deferred tax assets arising from losses and/or loss carryforwards and valuation allowance, which have been recorded against such benefits.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company adopted FIN 48 on January 1, 2007 and it had no cumulative effect at that time.  The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operations for the quarter ended September 30, 2007. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2000 through 2006 remain open to examination by the tax jurisdictions to which the Company is subject.

Note 3. Recent transactions

On May 25, 2007, Abraxas Petroleum Corporation entered into a contribution, conveyance and assumption agreement with the Partnership, Abraxas General Partner, LLC, a Delaware limited liability company and wholly-owned subsidiary of Abraxas which we refer to as the GP, Abraxas Energy Investments, LLC, a Texas limited liability company and wholly-owned subsidiary of Abraxas which we refer to as the LP, and Abraxas Operating, LLC, a Texas limited liability company and wholly-owned subsidiary of Abraxas Energy Partners which we refer to as the Operating Company. Among other things, the contribution agreement provided for the contribution by Abraxas to the Operating Company of certain assets located in South and West Texas in exchange for all of the equity interests of the Operating Company. The assets contributed to the Partnership had estimated proved reserves of approximately 65 Bcfe as of December 31, 2006 and accounted for approximately 85% of Abraxas’ daily production on the date of the contribution.

In consideration for these assets, the Partnership and the Operating Company, jointly and severally, assumed all of Abraxas’ existing indebtedness under its Floating Rate Senior Secured Notes due 2009, which we refer to as the notes, and the obligation to pay certain preformation and transaction expenses and issued general partner units and common units to the GP and the LP, respectively, in exchange for their ownership interests in the Operating Company. On May 25, 2007, Abraxas Energy Partners sold 6,002,408 common units, representing an approximate 52.8% interest in Abraxas Energy Partners, for $16.66 per Common Unit, or approximately $100 million, pursuant to a purchase agreement dated May 25, 2007, to a group of accredited investors. After consummation of these transactions, the general partner units and the common units owned by the GP and the LP constituted a 47.2% ownership interest in the Partnership.

On May 25, 2007, Abraxas entered into a Securities Purchase Agreement with certain accredited investors pursuant to which Abraxas issued 5,874,678 shares of its common stock, par value $0.01 per share, and warrants to purchase 1,174,938 shares of common stock, to the investors at a price of $3.83 per share, or an aggregate of $22.5 million in cash before transaction expenses. The warrants expire on May 25, 2012 and are exercisable at a price of $3.83 per share, subject to certain adjustments. The Company paid a cash commission of $1.575 million out of the proceeds to A.G. Edwards & Sons, Inc. which acted as the Company’s placement agent.

As a result of these transactions and the Partnership’s borrowing $35 million under its new credit facility (which is described below in Note 4 under “Partnership Credit Facility”) on May 25, 2007, we refinanced and terminated the loan agreement dated as of October 28, 2004 with Wells Fargo Foothill, Inc., and we refinanced and redeemed the notes and terminated the Indenture dated October 28, 2004 governing the notes. The total pay-off amount under the loan agreement was $904,376 and each of the notes was redeemed at 104% of the principal amount plus accrued and unpaid interest to the date of redemption June 24, 2007 for a total of $131.03 million or $1,048.23 per $1,000 of principal amount of the notes. As a result of the redemption of the notes, we incurred a loss on debt extinguishment of approximately $6.5 million.

As a result of these transactions, the Company recognized a gain of $58.5 million, excluding the loss on the early extinguishment of debt $6.5 million discussed above. The gain was calculated in accordance with the requirements of Staff Accounting Bulletin 51, (Topic 5H) based on the fact that the Company elected gain treatment as a policy and the transaction met the following criteria: (1) there were no additional broad corporate reorganizations contemplated; (2) there was not a reason to believe that the gain would not be realized, since there is no additional capital raising transaction anticipated nor was there a significant concern about the new entity’s ability to continue in existence; (3) the share price of capital raised in the private placement was objectively determined; (4) no repurchases of the new subsidiary’s units are planned; and (5) the Company acknowledges that it will consistently apply the policy, and any future transactions that might result in a loss must be recorded as a loss in the income statement.

Note 4. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2007	December 31, 2006
Floating rate senior secured notes due 2009	$—	$125,000
Senior secured revolving credit facility	—	2,614
Partnership credit facility	35,000	—
New senior secured credit facility	—	—
	35,000	127,614
Less current maturities	—	—
	$35,000	$127,614

Floating Rate Senior Secured Notes due 2009. In October 2004, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. Thenotes were refinanced and redeemed with the proceeds from the sale of common units of Abraxas Energy Partners and the issuance of Abraxas Petroleum common stock in May 2007 as described in Note 3 above.

Senior Secured Revolving Credit Facility. In October 2004, Abraxas entered into an agreement for a revolving credit facility having a maximum commitment of $15 million, which includes a $2.5 million sub facility for letters of credit. This facility was refinanced and terminated in May 2007 as described in Note 3 above.

New Abraxas Senior Secured Credit Facility. On June 27, 2007, Abraxas entered into a new senior secured revolving credit facility with Société Générale, which we refer to as the Credit Facility. The Credit Facility has a maximum commitment of $50 million. Availability under the Credit Facility is subject to a borrowing base. The borrowing base under the Credit Facility, which is currently $6.5 million, is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, may make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we may also request one redetermination during any six-month period between scheduled redeterminations. The lenders may also make a redetermination in connection with any sales of producing properties with a market value of 5% or more of our current borrowing base. Our current borrowing base of $6.5 million was determined based upon our reserves at December 31, 2006 after giving effect to the contribution of properties to the Partnership in May 2007. Our borrowing base can never exceed the $50 million maximum commitment amount. Outstanding amounts under the Credit Facility will bear interest at (a) the greater of reference rate announced from time to time by Société Générale, and (b) the Federal Funds Rate plus ½ of 1%, plus in each case, (c) 0.5% - 1.5% depending on utilization of the borrowing base, or, if Abraxas elects, at the London Interbank Offered Rate plus 1.5% - 2.5%, depending on the utilization of the borrowing base. Subject to earlier termination rights and events of default, the Credit Facility’s stated maturity date will be June 27, 2011. Interest will be payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances.

Abraxas is permitted to terminate the Credit Facility, and may, from time to time, permanently reduce the lenders' aggregate commitment under the Credit Facility in compliance with certain notice and dollar increment requirements.

Each of Abraxas’ subsidiaries other than Abraxas Energy Partners, L.P., Abraxas General Partner, LLC and Abraxas Energy Investments, LLC has guaranteed Abraxas’ obligations under the Credit Facility on a senior secured basis. Obligations under the Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of Abraxas’ and the subsidiary guarantors’ material property and assets.

Under the Credit Facility, Abraxas is subject to customary covenants, including certain financial covenants and reporting requirements. The Credit Facility requires Abraxas to maintain a minimum current ratio as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio (generally defined as the ratio of consolidated EBITDA to consolidated interest expense as of the last day of such quarter) of not less than 2.50 to 1.00.

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

Partnership Credit Facility. On May 25, 2007, the Partnership entered into a new senior secured revolving credit facility with Société Générale, as administrative agent and issuing lender, which we refer to as the Partnership Credit Facility. The Partnership Credit Facility has a maximum commitment of $150 million. Availability under the Partnership Credit Facility is subject to a borrowing base. The borrowing base under the Partnership’s Credit Facility, which is currently $65 million, is determined semi-annually by the lenders based upon the Partnership’s reserve reports, one of which must be prepared by the Partnership’s independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of the Partnership’s proved reserves utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, may make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and the Partnership may also request one redetermination during any six-month period between scheduled redeterminations. The lenders may also make a redetermination in connection with any sales of producing properties with a market value of 5% or more of our current borrowing base. The current borrowing base of $65 million was determined based upon the Partnership’s reserves at June 30, 2007. The Partnership’s borrowing base can never exceed the $150 million maximum commitment amount. Outstanding amounts under the Partnership Credit Facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, and (2) the Federal Funds Rate plus 0.5%, plus in each case, (b) 0.25% to 1.25% depending on utilization of the borrowing base, or, if the Partnership elects, at the London Interbank Offered Rate plus 1.25% to 2.25%, depending on the utilization of the borrowing base. At September 30, 2007, the interest rate on the facility was 7.13%. Subject to earlier termination rights and events of default, the Partnership Credit Facility’s stated maturity date is May 25, 2011. Interest is payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances. The Partnership is permitted to terminate the Partnership Credit Facility, and under certain circumstances, may be required, from time to time, to permanently reduce the lenders’ aggregate commitment under the Partnership Credit Facility in compliance with certain notice and dollar increment requirements.

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

Under the Partnership Credit Facility, the Partnership is subject to customary covenants, including certain financial covenants and reporting requirements. The Partnership Credit Facility requires the Partnership to maintain a minimum current ratio as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio (generally defined as the ratio of consolidated EBITDA to consolidated interest expense as of the last day of such quarter) of not less than 2.50 to 1.00. The Partnership Credit Facility also required the Partnership to enter into hedging agreements for not less than 75% of the Partnership’s projected natural gas and crude oil production. On May 25, 2007, the Partnership entered into fixed price commodity swaps at then current market prices on approximately 75% of the Partnership’s projected proved developed producing reserves for the period beginning June 2007 through December 2010.

Under the terms of the Partnership Credit Facility, the Partnership may make cash distributions if, after giving effect to such distributions, it is not in default under the Partnership Credit Facility, there is no borrowing base deficiency and the amount of the unused portion of the amount then available under the Partnership Credit Facility is greater than or equal to 10% of the lesser of the borrowing base (which is currently $65 million) or the total commitment amount of the Partnership Credit Facility (which is $150 million) at such time.

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

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income available to common stockholders	$2,998	$589	$59,158	$2,792
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	48,814	42,584	45,524	42,550

Effect of dilutive securities:
Stock options and warrants	127	1,327	346	1,495

Dilutive potential common shares
Denominator for diluted earnings per share -
Weighted-average shares and assumed onversions	48,941	43,911	45,870	44,045

Net earnings per common share – basic	$0.06	$0.01	$1.30	$0.07

Net earnings per common share – diluted	$0.06	$0.01	$1.29	$0.06

Note 6. Hedging Program and Derivatives

The Company does not intend to employ hedge accounting as prescribed by SFAS 133 “ Accounting for Derivative Instruments and Hedging Activities”, and related interpretatios. Accordingly, instruments are recorded on the balance sheet at their fair value with adjustments to the carrying value of the instruments being recognized in revenue in the current period.

Under the terms of the Partnership Credit Facility Abraxas Energy Partners was required to enter into hedging arrangements for not less than 75% of their projected oil and gas production. On May 25, 2007, Abraxas Energy Partners entered into NYMEX–based fixed price commodity swaps at then current market prices on approximately 75% of its projected net proved developed producing reserves for the period from June 1, 2007 to December 31, 2010.

Abraxas Energy Partners currently has the following derivative contracts in place:

Period Covered	Hedged Product	Hedged Volume (Production per day)	Fixed Price
October to December 2007	Natural Gas	9,300 Mmbtu	$8.22
October to December 2007	Crude Oil	260 Bbl	$67.35
Year 2008	Natural Gas	7,200 Mmbtu	$8.78
Year 2008	Crude Oil	230 Bbl	$70.01
Year 2009	Natural Gas	5,800 Mmbtu	$8.55
Year 2009	Crude Oil	200 Bbl	$70.01
Year 2010	Natural Gas	4,900 Mmbtu	$8.19
Year 2010	Crude Oil	175 Bbl	$69.06

Note 7. Contingencies - Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2007, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

ABRAXAS PETROLEUM CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2006, as amended. The terms “Abraxas” or “Abraxas Petroleum” refer to Abraxas Petroleum Corporation and its subsidiaries other than Abraxas Energy Partners, L.P., which we refer to as “Abraxas Energy Partners” or the “Partnership” and the terms “we”, “us”, “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its consolidated subsidiaries including Abraxas Energy Partners. The operations of Abraxas Petroleum and the Partnership are consolidated for financial reporting purposes with the interest of the 52.8% minority owners presented as minority interest. Abraxas owns the remaining 47.2% of the partnership interests.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2006 as amended.

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

Our core areas of operation are in South and West Texas and East Central Wyoming. As described in more detail above in Note 3, in May 2007, Abraxas formed a new limited partnership, Abraxas Energy Partners, L.P., which we refer to as the Partnership, and contributed certain of Abraxas’ producing properties located in South and West Texas to the Partnership and received a 47.2% interest in the Partnership. As a result, Abraxas now owns a smaller base of producing properties with a large inventory of high impact proved undeveloped and probable locations in East Central Wyoming and in West and South Texas. Abraxas believes that a single successful well could have a significant impact on production and reserves. The Partnership owns producing properties which are characterized by long-lived reserves and established production profiles with an emphasis on natural gas.

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

Commodity Prices and Hedging Activities. The results of our operations are highly dependent upon the prices received for our natural gas and crude oil production. Substantially all of our sales of natural gas and crude oil are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-

price contracts. Accordingly, the prices received for our natural gas and crude oil production are dependent upon numerous factors beyond our control. Significant declines in prices for natural gas and crude oil could have a material adverse effect on our financial condition, results of operations, cash flows and quantities of reserves recoverable on an economic basis. Recently, the prices of natural gas and crude oil have been volatile. During the first half of 2006, prices for natural gas and crude oil were sustained at record or near-record levels. Supply and geopolitical uncertainties resulted in significant price volatility during the remainder of 2006 with both natural gas and crude oil prices weakening. During the first nine months of 2007, crude oil prices have remained strong while natural gas prices have remained strong but have weakened from levels earlier in the year. New York Mercantile Exchange (NYMEX) futures prices for West Texas Intermediate (WTI) crude oil averaged $65.48 per barrel for the first nine months of 2007. WTI crude oil ended the third quarter at $81.67 per barrel. NYMEX Henry Hub futures prices for natural gas averaged $6.89 per million British thermal units (MMBtu) during the first nine months of 2007. The natural gas market continues to be driven by high natural gas storage inventories. NYMEX natural gas prices ended the third quarter of 2007 at about $6.89 per MMBtu. The outlook for the commodity markets for the remainder of 2007 calls for continued volatility.

Under the terms of the Partnership Credit Facility, Abraxas Energy Partners was required to enter into hedging arrangements for not less than 75% of its projected oil and gas production. On May 25, 2007, Abraxas Energy Partners entered into NYMEX–based fixed price commodity swaps at then current market prices on approximately 75% of its projected net proved developed producing reserves for the period from June 1, 2007 to December 31, 2010.

Abraxas Energy Partners currently has the following derivative contracts in place:

Period Covered	Hedged Product	Hedged Volume (Production per day)	Fixed Price
October to December 2007	Natural Gas	9,300 Mmbtu	$8.22
October to December 2007	Crude Oil	260 Bbl	$67.35
Year 2008	Natural Gas	7,200 Mmbtu	$8.78
Year 2008	Crude Oil	230 Bbl	$70.01
Year 2009	Natural Gas	5,800 Mmbtu	$8.55
Year 2009	Crude Oil	200 Bbl	$70.01
Year 2010	Natural Gas	4,900 Mmbtu	$8.19
Year 2010	Crude Oil	175 Bbl	$69.06

Production Volumes. Because our proved reserves will decline as natural gas and crude oil are produced, unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Approximately 91% of the estimated ultimate recovery of our proved developed reserves as of December 31, 2006 had been produced. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects.

We had capital expenditures during the first nine months of 2007 of $13.2 million and have a capital budget for the remainder of 2007 of approximately $7 million. The completion of this capital budget will depend on our success rate, production levels and commodity prices.

Availability of Capital. As described more fully under “Liquidity and Capital Resources” below, Abraxas’ sources of capital going forward will primarily be cash from operating activities, funding under the Credit Facility, cash on hand, distributions from the Partnership and if an appropriate opportunity presents itself, proceeds from the sale of properties. Abraxas Energy Partners’ principal sources of capital will be cash from operating activities, borrowings under the Partnership Credit Facility, and sales of debt or equity securities if available to it. At September 30, 2007, Abraxas Petroleum had approximately $6.5 million of availability under the Credit Facility and the Partnership had approximately $30 million of availability under the Partnership Credit Facility.

Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth. Our properties are concentrated in locations that facilitate substantial economies of scale in drilling and production operations and more efficient reservoir management practices. We operate 94% of the properties accounting for approximately 93% of our PV-10 at December 31, 2006, giving us substantial control over the timing and incurrence of operating and capital expenditures. Over the five years ended December 31, 2006, we drilled 29 gross (26.3 net) wells of which 89.7% resulted in commercially productive wells.

Our future natural gas and crude oil production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our natural gas and crude oil properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. For example, in 2006, while we had some success in pursuing these activities, we replaced only 48% of the reserves we produced. If our proved reserves continue to decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our Credit Facility will also decline. In addition, approximately 45% of Abraxas Petroleum’s and 37% of the Partnerships estimated proved reserves at December 31, 2006 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Borrowings and Interest. Abraxas Energy Partners currently has indebtedness of approximately $35 million under the Partnership Credit Facility and $30 million of availability. Abraxas has availability of $6.5 million under its $50 million Credit Facility. There is currently no outstanding balance under this facility.

Results of Operations

The following table sets forth certain of our operating data for the periods presented. Operating revenue, operating income and production data represents the consolidated total for Abraxas Petroleum and Abraxas Energy Partners. Average prices reflect realized prices including the impact of hedges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenue :
Crude Oil Sales	$3,479	$3,478	$9,212	$9,620
Natural Gas Sales	7,480	9,233	25,939	28,240
Realized hedge gain (loss)	1,573	183	1,447	466
Unrealized hedge gain (loss)	690	(47)	2,506	316
Rig Operations	443	363	1,082	1,168
Other	2	6	5	15
	$13,667	$13,216	$40,191	$39,825

Operating Income	$5,911	$5,426	$16,698	$16,509
Crude Oil Production (MBbls)	48	52	147	150
Natural Gas Production (MMcfs)	1,409	1,725	4,334	4,926
Average Crude Oil Sales Price ($/Bbl)	$67.98	$66.62	$61.05	$64.24
Average Natural Gas Sales Price ($/Mcf)	$6.58	$5.46	$6.37	$5.83

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Operating Revenue. During the three months ended September 30, 2007, operating revenue from natural gas and crude oil sales decreased by $1.7 million to $11 million compared to $12.7 million during three months ended September 30, 2006. The decrease in revenue was due to a decrease in production volumes during the third quarter of 2007 as compared to the same period of 2006. The decrease in revenue due to the decrease in production volumes was partially offset by higher prices for crude oil during the third quarter of 2007 as compared to the same period of 2006. The decline in production volumes had a negative impact on revenue of approximately $1.9 million. Higher crude oil prices, which were partially offset by lower natural gas prices contributed $220,000 to revenue for the quarter ended September 30, 2007.

Average sales prices net of hedging for the quarter ended September 30, 2007 were:

•	$67.98 per Bbl of crude oil, and
•	$6.58 per Mcf of natural gas

Average sales prices net of hedging for the quarter ended September 30, 2006 were:

•	$66.62 per Bbl of crude oil, and
•	$5.46 per Mcf of natural gas

Crude oil production volumes decreased from 52.2 MBbls during the quarter ended September 30, 2006 to 48MBbls for the same period of 2007. The decrease in crude oil production volumes was primarily due to natural field declines. Natural gas production volumes decreased to 1,409 MMcf for the three months ended September 30, 2007 from 1,725 MMcf for the same period of 2006. The decrease in natural gas production was primarily due to property sales in August 2006 and natural field declines. Properties sold in August of 2006 contributed 47.8 MMcf to third quarter 2006 production. The decrease in production due to field declines and property sales was partially offset by new production brought on line in 2007. This new production added 150.7 MMcf to production during the third quarter of 2007. A single well in West Texas contributed approximately 23% of our natural gas production during the quarter ended September 30, 2007.

Hedging income (loss).We account for hedging gains and losses based on realized and unrealized amounts. The realized hedging gains or losses are determined by actual hedge settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of hedges in place. Our hedge transactions do not qualify for hedge accounting as prescribed by SFAS 133. Accordingly, these hedge instruments are recorded on the balance sheet at their fair value with adjustments to the carrying value being recognized in earnings in the current period Abraxas Energy Partners has entered into a series of NYMEX–based fixed price commodity swaps. The estimated unearned value of these hedges was approximately $2.7 million as of September 30, 2007. For the quarter ended September 30, 2007, Abraxas Energy Partners realized a gain on these hedges of $1.6 million.

Lease Operating Expenses (“LOE”). LOE for the three months ended September 30, 2007 decreased slightly to $2.8 million compared to $2.9 million for the three months ended September 30, 2006. The decrease was primarily due to a decrease in production taxes as a result of lower production volumes during the third quarter of 2007 compared to 2006. Our LOE on a per Mcfe basis for the three months ended September 30, 2007 increased to $1.64 compared to $1.44 for the same period of 2006. The increase in the per Mcfe rate was primarily due to decreased production volumes during the quarter ended September 30, 2007 as compared to 2006.

General and Administrative (“G&A”) Expenses.G&A expenses excluding stock-based compensation increased to $952,000 for the quarter ended September 30, 2007 from $844,000 for the same period of 2006. The increase in G&A expense was primarily due to new, incremental G&A costs incurred by Abraxas Energy Partners. G&A expense on a per Mcfe basis was $0.56 for the third quarter of 2007 compared to $0.41 for the same period of 2006. The per Mcfe increase was attributable to the higher G&A expense as well as lower production volumes during the third quarter of 2007 as compared to the same period of 2006.

Stock-based Compensation.We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. For the three months ended September 30, 2007 and 2006, stock based compensation was approximately $204,000 and $208,000 respectively.

Depreciation, Depletion and Amortization (“DD&A”) Expenses. DD&A expense remained constant at $3.6 million for the three months ended September 30, 2007 and 2006. Our DD&A on a per Mcfe basis for the quarter ended September 30, 2007 was $2.13 per Mcfe as compared to $1.78 in 2006. The increase in the per Mcfe rate was due to a reduction in the amount of our reserves during the quarter ended September 30, 2007 as compared to 2006.

Interest Expense. Interest expense decreased to $699,000 for the third quarter of 2007 compared to $4.4 million for the same period of 2006. The decrease in interest expense was due to the redemption of our outstanding senior secured notes and repayment and termination of our credit facility with Wells Fargo Foothill in May 2007.

Minority interest. Minority interest represents the share of the net income (loss) of Abraxas Energy Partners for the quarter owned by the partners other than Abraxas Petroleum. For the quarter ended September 30, 2007, the Partnership recorded net income of approximately $4.4 million.

Income taxes. There is no current or deferred income tax expense or benefit due to losses or loss carryforwards and valuation allowance, which has been recorded against such benefits.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Operating Revenue. During the nine months ended September 30, 2007, operating revenue from natural gas and crude oil sales decreased to $35.2 million as compared to $37.9 million in the nine months ended September 30, 2006. The decrease in revenue was primarily due to lower production volumes during the first nine months of 2007 as compared to the same period of 2006, which was partially offset by an increase in natural gas prices. Decreased natural gas and crude oil production volumes had a negative impact of $3.5 million which was partially offset by an increase in the price of natural gas for the period. Increased natural gas prices which were partially offset by lower realized crude oil prices, contributed $1.1 million. Lower realized crude oil prices had a negative impact on revenue of approximately $300,000.

Average sales prices net of hedging for the nine months ended September 30, 2007 were:

•	$ 61.05 per Bbl of crude oil, and
•	$6.37 per Mcf of natural gas

Average sales prices net of hedging for the nine months ended September 30, 2006 were:

•	$64.24 per Bbl of crude oil, and
•	$5.83 per Mcf of natural ga

Crude oil production volumes decreased to 147.4 MBbls during the nine months ended September 30, 2007 from 149.8 MBbls for the same period of 2006. The decrease in crude oil production volumes was primarily due to natural field declines. Natural gas production volumes decreased 4,334 MMcf for the nine months ended September 30, 2007 from 4,926 MMcf for the same period of 2006. The decrease in production is primarily due to natural field declines and property sales in August of 2006, which were partially offset by new wells brought on to production in 2007. Properties sold in August of 2006 contributed 182.3 MMcf during the nine months ended September 30, 2006. The decrease in production due to field decline and property sales was partially offset by new production brought on line during the third quarter of 2007. This new production added 248.2 MMcf to production during the nine months ended September 30, 2007. A single well in West Texas contributed approximately 26% of our natural gas production for the nine months ended September 30, 2007.

Hedging income (loss).We account for hedging gains and losses based on realized and unrealized amounts. The realized hedge gains or losses are determined by actual hedge settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of hedges in place. Our hedge transactions do not qualify for hedge accounting as prescribed by SFAS 133, accordingly fluctuations in the market value of the hedge is recognized in earnings during the current period. Abraxas Energy Partners has entered into a series of NYMEX–based fixed price commodity swaps, the estimated unearned value of these hedges is approximately $3.3 million as of September 30, 2007. For the nine months ended September 30, 2007, we realized a gain on these hedges of $1.4 million.

Lease Operating Expenses. LOE for the nine months ended September 30, 2007 increased to $8.8 million from $8.5 million for the same period of 2006. The increase was primarily due to a general increase in the cost of field services. Our LOE on a per Mcfe basis for the nine months ended September 30, 2007 increased to $1.69 compared to $1.45 for the same period of 2006. The increase in the per Mcfe rate was primarily due to increased costs and a decrease in production volumes in 2007 as compared to 2006.

G&A Expenses. G&A expenses, excluding stock-based compensation, increased to $3.0 million for the first nine months of 2007 from $2.9 million for the first nine months of 2006. The increase in G&A expense was primarily due to new, incremental G&A costs incurred by Abraxas Energy Partners. G&A expense on a per Mcfe basis was $0.57 for the first nine months of 2007 compared to $0.50 for the same period of 2006. The per Mcfe increase was primarily attributable to lower production volumes in 2007.

Stock-based Compensation. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. For the nine months ended September 30, 2007 and 2006, stock based compensation was approximately $748,000 and $578,000 respectively.

DD&A Expenses. DD&A expense decreased to $10.4 million for the nine months ended September 30, 2007 from $10.8 million for the same period of 2006. The decrease in DD&A was primarily due to decreased production volumes during the nine months ended September 30, 2007 as compared to the same period of 2006. Our DD&A on a per Mcfe basis for the nine months ended September 30, 2007 was $1.99 per Mcfe as compared to $1.85 in 2006. This increase was primarily the result of a reduction in the amount of our reserves during 2007 as compared to 2006.

Interest Expense. Interest expense decreased to $7.6 million for the first nine months of 2007 compared to $12.5 million for the same period of 2006. The decrease in interest expense was due to the redemption of our outstanding senior secured notes and repayment and termination of our credit facility with Wells Fargo Foothill in May 2007.

Loss on debt extinguishments. The loss on debt extinguishment consists primarily of the call premium and interest that was paid in connection with the refinancing and redemption of our senior secured notes in May 2007.

Income taxes. Federal income tax and state of Texas margin tax have been recognized for the period ended September 30, 2007 as a result of the gain on the sale of assets during the period. No deferred income tax expense or benefit has been recognized due to losses or loss carryforwards and valuation allowance, which has been recorded against such benefits.

Gain on sale of assets. As a result of the transactions related to the formation of Abraxas Energy Partners, Abraxas Petroleum recognized a gain of $58.5 million. This gain was calculated based on the requirements of Staff Accounting Bulletin 51, (Topic 5H) based on the fact that the Company elected gain treatment as a policy and the transaction met the following criteria: (1) there were no additional broad corporate reorganizations contemplated; (2) there was not a reason to believe that the gain would not be realized, since there is no additional capital raising transaction anticipated nor was there a significant concern about the new entity’s ability to continue in existence; (3) the share price of capital raised in the private placement was objectively determined; (4) no repurchases of the new subsidiary’s units are planned; and (5) the Company acknowledges that it will consistently apply the policy, and any future transactions that might result in a loss must be recorded as a loss in the income statement.

Minority interest. Minority interest represents the share of the net income (loss) of Abraxas Energy Partners for the period owned by the partners other than Abraxas Petroleum. For the period ended September 30, 2007, the Partnership recorded net income of approximately $1.6 million.

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

Abraxas’ sources of capital going forward will primarily be cash from operating activities, funding under the Credit Facility, cash on hand, distributions from the Partnership, sales of debt or equity securities if available to it and if an appropriate opportunity presents itself, proceeds from the sale of properties. Abraxas Energy Partners’ principal sources of capital will be cash from operating activities, borrowings under the Partnership Credit Facility, and sales of debt or equity securities if available to it.

Working Capital (Deficit). At September 30, 2007, we had current assets of $23.8 million and current liabilities of $9.0 million resulting in working capital of approximately $14.8 million. This compares to a working capital deficit of $3.7 million at December 31, 2006. Current liabilities at September 30, 2007 consisted of trade payables of $2.7 million, revenues due third parties of $2.1 million, accrued interest of $0.8 million, hedge liability of $0.9 million and other accrued liabilities of $2.5 million.

Capital expenditures. The table below sets forth the components of our capital expenditures on a historical basis for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007	2006
Expenditure category:
Development	$13,090	$21,141
Facilities and other	89	149
Total	$13,179	$21,290

We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. The level of capital expenditures will vary during future periods depending on market conditions and other related economic factors effecting cash flow.

During the nine months ended September 30, 2007 and 2006, capital expenditures were primarily for the development of existing properties. We anticipate making capital expenditures of approximately $7 million during the remainder of 2007. These anticipated expenditures are subject to adequate cash flow from operations and availability under our revolving credit facility. Our ability to make all of our budgeted capital expenditures will also be subject to availability of drilling rigs and other field equipment and services. Our capital expenditures could also include expenditures for acquisition of producing properties if such opportunities arise, but we currently have no agreements, arrangements or undertakings regarding any material acquisitions. Should the prices of natural gas and crude oil begin to decline, or if our costs of operations increase as a result of the scarcity of drilling rigs or if our production volumes decrease, our cash flow from operations will decrease which may result in a further reduction of the capital expenditures budget.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities, all relating to continuing operations, are summarized in the following table:

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$8,296	$13,290
Net cash used in investing activities	(13,179)	(9,421)
Net cash provided by (used in) financing activities	18,199	(2,882)
Total	$13,316	$987

Operating activities during the nine months ended September 30, 2007 provided $8.3 million in cash compared to providing $13.3 million in the same period in 2006. Net income plus non-cash expense items and net changes in operating assets and liabilities accounted for most of these funds. Financing activities provided $18.2 million for the first nine months of 2007 compared to using $2.9 million for the same period of 2006. Most of the funds provided in 2007 were proceeds from the issuance of common stock, proceeds from the sale of common units of Abraxas Energy

Partners and proceeds from the Partnership’s and our credit facilities. In 2006 most of the funds used were for net reductions in long-term borrowings from our revolving line of credit and proceeds from the exercise of employee stock options. Investing activities used $13.2 million during the nine months ended September 30, 2007 compared to using $9.4 million for the same period of 2006.

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

Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. In the future, if an appropriate opportunity presents itself, we may sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. While we have had some success in pursuing these activities, we have not been able to fully replace the production volumes lost from natural field declines and property sales. For example, during 2006, we replaced only 48% of the reserves we produced. If our proved reserves continue to decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our revolving credit facility will also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 45% of Abraxas Petroleum’s and 37% of the Partnership’s total estimated proved reserves at December 31, 2006 were undeveloped. During 2006, we expended approximately $26.1 million for wells in South Texas, West Texas and Wyoming. These activities did not result in significant new production or reserves. We continue to perform general well maintenance and work-overs utilizing our own work-over rigs. In addition, approximately 22% of our Mcfe production for the nine months ended September 30, 2007 was from a single well in West Texas. If production from this well decreases, the volume of our production would also decrease which, in turn, would likely cause our cash flow from operations to decrease.

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

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2007:

	Payments due in twelve month period ended:
Contractual Obligations	Total	September 30, 2008	September 30, 2009-2010	September 30, 2011-2012	Thereafter
Long-Term Debt (1)	$35,000	$—	$—	$35,000	$—
Interest on long-term debt (2)	9,112	2,485	4,970	1,657	—

Operating Leases (3)	341	256	85	—	—
Total	$44,453	$2,741	$5,055	$36,657	$—

(1)	These amounts represent the balances outstanding under the revolving credit facility. These repayments assume that we will not draw down additional funds
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

Long-Term Indebtedness

Long-term indebtedness consisted of the following:
	September 30, 2007	December 31, 2006

Floating rate senior secured notes due 2009	$—	$125,000
Senior secured revolving credit facility	—	2,614
Partnership credit facility	35,000	—
New senior secured credit facility	—	—
	35,000	127,614
Less current maturities	—	—
	$35,000	$127,614

Floating Rate Senior Secured Notes due 2009. In October 2004, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. Thenotes were refinanced and redeemed with the proceeds from the sale of common units of Abraxas Energy Partners and the issuance of Abraxas Petroleum common stock in May 2007 as described in Note 3 above.

Senior Secured Revolving Credit Facility. In October 2004, Abraxas entered into an agreement for a revolving credit facility having a maximum commitment of $15 million, which included a $2.5 million sub facility for letters of credit. This facility was refinanced and terminated in May 2007 as described in Note 3 above.

New Abraxas Senior Secured Credit Facility. On June 27, 2007, Abraxas entered into a new senior secured revolving credit facility with Société Générale, which we refer to as the Credit Facility. The Credit Facility has a maximum commitment of $50 million. Availability under the Credit Facility is subject to a borrowing base. The borrowing base under the Credit Facility, which is currently $6.5 million, is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, may make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we may also request one redetermination during any six-month period between scheduled redeterminations. The lenders may also make a redetermination in connection with any sales of producing properties with a market value of 5% or more of our current borrowing base. Our current borrowing base of $6.5 million was determined based upon our reserves at December 31, 2006 after giving effect to the contribution of properties to the Partnership in May 2007. Our borrowing base can never exceed the $50.0 million maximum commitment amount. Outstanding amounts under the Credit Facility will bear interest at (a) the greater of reference rate announced from time to time by Société Générale, and (b) the Federal Funds Rate plus ½ of 1%, plus in each case, (c) 0.5% - 1.5% depending on utilization of the borrowing base, or, if Abraxas elects, at the London Interbank Offered Rate plus 1.5% - 2.5%, depending on the utilization of the borrowing base. Subject to earlier termination rights and events of default, the Credit Facility’s stated maturity date will be June 27, 2011. Interest will be payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances.

Abraxas is permitted to terminate the Credit Facility, and may, from time to time, permanently reduce the lenders' aggregate commitment under the Credit Facility in compliance with certain notice and dollar increment requirements.

Each of Abraxas’ subsidiaries other than Abraxas Energy Partners, L.P., Abraxas General Partner, LLC and Abraxas Energy Investments, LLC has guaranteed Abraxas’ obligations under the Credit Facility on a senior secured basis. Obligations under the Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of Abraxas’ and the subsidiary guarantors’ material property and assets.

Under the Credit Facility, Abraxas is subject to customary covenants, including certain financial covenants and reporting requirements. The Credit Facility requires Abraxas to maintain a minimum current ratio as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio (generally defined as the ratio of consolidated EBITDA to consolidated interest expense as of the last day of such quarter) of not less than 2.50 to 1.00.

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

Partnership Credit Facility. On May 25, 2007, the Partnership entered into a new senior secured revolving credit facility with Société Générale, as administrative agent and issuing lender, which we refer to as the Partnership Credit Facility. The Partnership Credit Facility has a maximum commitment of $150 million. Availability under the Partnership Credit Facility is subject to a borrowing base. The borrowing base under the Partnership’s Credit Facility, which is currently $65 million, is determined semi-annually by the lenders based upon the Partnership’s reserve reports, one of which must be prepared by the Partnership’s independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of the Partnership’s proved reserves utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, may make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and the Partnership may also request one redetermination during any six-month period between scheduled redeterminations. The lenders may also make a redetermination in connection with any sales of producing properties with a market value of 5% or more of our current borrowing base. The current borrowing base of $65 million was determined based upon the Partnership’s reserves at June 30, 2007. The Partnership’s borrowing base can never exceed the $150 million maximum commitment amount. Outstanding amounts under the Partnership Credit Facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, and (2) the Federal Funds Rate plus 0.5%, plus in each case, (b) 0.25% to 1.25% depending on utilization of the borrowing base, or, if the Partnership elects, at the London Interbank Offered Rate plus 1.25% to 2.25%, depending on the utilization of the borrowing base. At September 30, 2007, the interest rate on the facility was 7.13%. Subject to earlier termination rights and events of default, the Partnership Credit Facility’s stated maturity date is May 25, 2011. Interest is payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances. The Partnership is permitted to terminate the Partnership Credit Facility, and under certain circumstances, may be required, from time to time, to permanently reduce the lenders’ aggregate commitment under the Partnership Credit Facility.

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

Under the Partnership Credit Facility, the Partnership is subject to customary covenants, including certain financial covenants and reporting requirements. The Partnership Credit Facility requires the Partnership to maintain a minimum current ratio as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio (generally defined as the ratio of consolidated EBITDA to consolidated interest expense as of the last day of each quarter) of not less than 2.50 to 1.00. The Partnership Credit Facility also required the Partnership to enter into hedging agreements for not less than 75% of the Partnership’s projected natural gas and crude oil production. On May 25, 2007, the Partnership entered into fixed price commodity swaps at then current market prices on approximately 75% of the Partnership’s projected proved developed producing reserves for the period beginning June 2007 through December 2010.

Under the terms of the Partnership Credit Facility, the Partnership may make cash distributions if, after giving effect to such distributions, it is not in default under the Partnership Credit Facility, there is no borrowing base deficiency and the amount of the unused portion of the amount then available under the Partnership Credit Facility is greater than or equal to 10% of the lesser of the borrowing base (which is currently $65 million) or the total commitment amount of the Partnership Credit Facility (which is $150 million) at such time.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent natural gas and crude oil producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of natural gas and crude oil. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of natural gas and crude oil that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global political and economic conditions. Historically, prices received for natural gas and crude oil production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the nine months ended September 30, 2007, a 10% decline in natural gas and crude oil prices would have reduced our operating revenue, cash flow and net income by approximately $3.5 million for the period.

Hedging Sensitivity

On January 1, 2001, we adopted SFAS 133 as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. None of the derivatives in place as of September 30, 2007 are designated as qualifying hedges under SFAS 133. Accordingly, the change in the market value of the instrument is reflected in current oil and gas revenue.

See “General – Commodity Prices and Hedging Activities” for a summary of current hedge positions of the Partnership.

Interest Rate Risk

At September 30, 2007, we had $35 million in outstanding indebtedness under the Partnership Credit Facility. Outstanding amounts under the Partnership Credit Facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, and (2) the Federal Funds Rate plus 0.5%, plus in each case, (b) 0.25% to 1.25% depending on utilization of the borrowing base, or, if the Partnership elects, at the London Interbank Offered Rate plus 1.25% to 2.25%, depending on the utilization of the borrowing base. At September 30, 2007, the interest rate on the facility was 7.11%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $350,000 on an annual basis.

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

There have been no changes in legal proceedings from that described in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006, and in Note 7 in the Notes to Condensed Consolidated Financial Statements contained in Part I of this report on Form 10-Q.

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

Date: November 8, 2007	By:/s/ Robert L.G. Watson
ROBERT L.G. WATSON,
President and Chief
Executive Officer

Date: November 8, 2007	By:/s/ Chris E. Williford
CHRIS E. WILLIFORD,
Executive Vice President and
Principal Accounting Officer