Form 10-K/A
period 2006-12-31
ABRAXAS PETROLEUM CORP
filed 2007-11-14
CIK 867665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              FORM 10-K/A Number 3


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

     In connection with the filing of a Registration Statement on Form S-1 by Abraxas Energy Partners, L.P. Our reserve estimates at December 31, 2006 included approximately 12 Bcf of reserves classified as proved undeveloped reserves in our reserve report prepared by independent third-party engineers as of December 31, 2006. The subject reserves, predominately located in West Texas, are scheduled to be produced from deeper formations in wellbores that are currently producing in commercial quantities from a shallower formation. We scheduled the redeepenings to develop such reserves from the deeper formation beginning at the time the shallower formation is expected to be depleted, which according to our reserve report would not occur within the next five years.

     In connection with the filing of the Registration Statement on Form S-1 of Abraxas Energy, we concluded that we should reclassify these reserves and remove them from the proved undeveloped category as previously reported in our 2006 Form 10-K because the future redeepenings are not scheduled to be performed for many years in the future and require significant additional capital such as for deepening wells are subject to greater uncertainties such as depletion from offsetting wells, changes in management, greater geological risks, changes in the company's strategy or focus and other factors. We believe that these greater uncertainties suggest that these volumes should remain as unproved until they are more reasonably certain of being developed. These reserves represented approximately 12% of our proved reserves at December 31, 2006 but only approximately 3% of our PV-10 at such date.

     This amendment is being filed to reflect the restatement of the Company's consolidated financial statements to reflect the impact of the changes discussed above. See Note 14 to the consolidated financial statements and other information related to such restated financial statements. Except for Items 1, 1A and 2 of Part I, Items 6, 7 and 8 of Part II and Item 15 of Part IV, no other information included in the original report on Form 10-K filed on March 14, 2007, as amended by Form 10-K/A Number 1 as filed on April 30, 2007, as amended by Form 10-K A/ Number 2 as filed on August 24, 2007, is amended by this Form 10-K/A Number 3. For convenience, we have repeated our original Form 10-K filed on March 14, 2007 in its entirety.

     This amendment does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the matters described above. Such events include among others, the events described in our quarterly report on Form 10-Q for the quarter ended March 31, 2007, as amended, the quarterly report on Form 10-Q for the quarter and year-to-date period ended June 30, 2007, as amended by Form 10-Q/A Number 1 filed on August 24, 2007, as amended, the quarterly report on Form 10-Q for the quarter and year-to-date period ended September 30, 2007, as amended and the events described in our current reports on Form 8-K filed after the filing of the Original Form 10-K. -


                          ABRAXAS PETROLEUM CORPORATION

                              FORM 10-K/A Number 3

                                TABLE OF CONTENTS

                                                                                                      Page




Item 1. Business..........................................................................................4

Item 1A. Risk Factors....................................................................................12

Item 1B. Unresolved Staff Comments.......................................................................20

Item 2. Properties.......................................................................................20

Item 3. Legal Proceedings................................................................................25

Item 4. Submission of Matters to a Vote of Security Holders..............................................25

Item 5. Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities............................................26

Item 6. Selected Financial Data..........................................................................27

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations............28

Item 7A. Quantitative and Qualitative Disclosures about Market Risk......................................45

Item 8. Financial Statements and Supplementary Data......................................................46

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............46

Item 9A. Controls and Procedures.........................................................................46

Item 9B. Other Information...............................................................................47

Item 15. Exhibits, Financial Statement Schedules.........................................................47


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


     Our core areas of  operation  are in south and west Texas and east  central
Wyoming. Our primary properties are located in mature fields that exhibit relatively long-lived production, with a reserve to production index of 12.8 years (5.8 years for our proved developed reserves), as of December 31, 2006. At December 31, 2006, we owned interests in 101,815 gross acres (87,554 net acres) applicable to our continuing operations, and operated properties accounting for approximately 96% of our PV-10, affording us substantial control over the timing and incurrence of operating and capital expenditures. At December 31, 2006, estimated total proved reserves were 86.9 Bcfe with an aggregate PV-10 of $157 million. During 2006, we participated in the drilling of 5 gross (4.2 net) wells with 4 gross (3.2 net) wells being successful. Total capital expenditures for 2006 were approximately $26 million, of which 35% was spent on 2 wells in the SW Oates Field of West Texas which were still in progress at year-end. Overall, during 2006 our proved reserves declined by approximately 2.1 Bcfe. Property sales of 1.8 Bcfe and production of 7.7 Bcfe further reduced our proved reserves.


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

     Our future natural gas and crude oil production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our natural gas and crude oil properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. For example, in 2006, while we have had some success in pursuing these activities, we were not able to fully replace the production volumes lost from natural field declines and property sales. If our proved reserves continue to decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our revolving credit facility will also decline. In addition, approximately 45% of our total estimated proved reserves at December 31, 2006 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations.

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

         We cannot assure you that the new wells we drill will be productive or that we will recover all or any portion of our capital investment. Drilling for natural gas and crude oil may be unprofitable. Dry holes and wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable. The inherent risk of not finding commercially productive reservoirs will be compounded by the fact that 45% of our total estimated proved reserves at December 31, 2006 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. In addition, our properties may be susceptible to drainage from production by other operations on adjacent properties. If the volume of natural gas and crude oil we produce decreases, our cash flow from operations will decrease.

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

Risks Related to Our IndustryItem 1A.

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

     The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of natural gas and crude oil reserves, future net revenue from proved reserves and the PV-10 thereof for our natural gas and crude oil properties are based on the assumption that future natural gas and crude oil prices remain the same as natural gas and crude oil prices at December 31, 2006. The sales prices as of such date used for purposes of such estimates were $5.83 per Mcf of natural gas and $56.42 per Bbl of crude oil. This compares with $8.84 per Mcf of natural gas and $56.92 per Bbl of crude oil as of December 31, 2005. These estimates also assume that we will make future capital expenditures of approximately $73.4 million in the aggregate through 2026, with the majority expected to be incurred from 2007 to 2012, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth in this report.

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

     Operations in south Texas are concentrated along the Edwards trend in DeWitt and Lavaca Counties, the Frio/Vicksburg trend in San Patricio County and the Wilcox trend in Bee, Karnes, Goliad and DeWitt Counties. In south Texas, we own an average 94% working interest in 41 wells with average production of 205 net Bbls of crude oil and 5,759 net Mcf of natural gas per day for the year ended December 31, 2006. As of December 31, 2006, we had estimated net proved reserves in south Texas of 29.9 Bcfe (89% natural gas) with a PV-10 of $59.1 million, 62% of which was attributable to proved developed reserves.

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

     In west Texas, we own an average 75% working interest in 169 wells with average daily production of 298 net Bbls of crude oil and 12,090 net Mcf of natural gas per day for the year ended December 31, 2006. As of December 31, 2006, we had estimated net proved reserves in west Texas of 56.0 Bcfe (78% natural gas) with a PV-10 of $96.1 million, 50% of which was attributable to proved developed reserves.

     In the Abraxas Cherry Canyon Field of Ward County, Texas, we have two wells currently being completed in the Bell and Cherry Canyon sands. In the Oates SW Field of Pecos County, Texas, we have two wells which began drilling in 2006 and are still in progress and one well that is currently awaiting a drilling rig to drill the horizontal lateral in the Devonian formation.


Wyoming

         We currently hold 50,409 acres in the Powder River Basin in east central Wyoming. We have drilled and operate ten wells in Converse and Niobrara counties that were completed in the Muddy, Mowry, Turner, and Niobrara formations. We own a 100% working interest in these wells that produced a combined average of 46 net barrels of crude oil per day in 2006. As of December 31, 2006, we had estimated net proved producing reserves in Wyoming of 169,633 barrels of crude oil with a PV-10 of $1.6 million.

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

                                                                           Estimated Proved Reserves
                                                           ---------------------------------------------------------
                                                              Proved              Proved                Total
                                                             Developed         Undeveloped             Proved
                                                           --------------     ---------------     ------------------
              As of December  31, 2004
                Crude oil (MBbls)                                1,878                1,178               3,056
                Natural gas (MMcf)                              36,247               35,482              71,729

              As of December 31, 2005
                Crude oil (MBbls)                                1,942                1,093               3,035
                Natural gas (MMcf)                              38,797               41,474              80,271

              As of December 31, 2006
                Crude oil (MBbls)                                1,708                1,048               2,756
                Natural gas (MMcf)                              37,333               33,000              70,333



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


     The estimates of our reserves are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of natural gas and crude oil reserves, future net revenue from proved reserves and the PV-10 thereof for the natural gas and crude oil properties described in this report are based on the assumption that future natural gas and crude oil prices remain the same as natural gas and crude oil prices at December 31, 2006. The average sales prices as of such date used for purposes of such estimates were $56.42 per Bbl of crude oil and $5.83 per Mcf of natural gas. It is also assumed that we will make future capital expenditures of approximately $73.4 million in the aggregate, most of which is in the years 2007 through 2012, which are necessary to develop and realize the value of proved undeveloped reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

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


                                                                       Year Ended December 31,
                                           --------------------------------------------------------------------------------------
                                                2006            2005             2004              2003              2002
                                                ----            -----            ----              ----              -----
                                                               (Dollars in thousands except per share data)
Total revenue - continuing operations      $     51,723     $    48,625     $    33,854      $    30,380       $    21,541
Net income (loss)                          $        700     $    19,117 (1) $    12,360 (2)  $    56,798(3)    $  (119,197) (4)
Net income (loss) - discontinued
   operations                              $          -     $    12,846 (1) $    3,323       $    70,024(3)    $   (63,355)
Net income (loss) - continuing operations
                                           $        700     $     6,271     $     9,037       $  (13,226)      $   (55,842)
Net income (loss) per common share  -
   diluted                                 $       0.02     $      0.46     $      0.32      $      1.61       $     (3.98)
Weighted average shares outstanding -
   diluted (in thousands)                        43,862          41,164          38,895           35,364 (5)        29,979
Total assets                               $    116,940     $   121,866     $   152,685      $   126,437       $   181,425



Long-term debt, excluding current
   maturities                              $    127,614     $   129,527     $   126,425      $   184,649       $   201,850
Total stockholders' equity (deficit)       $    (22,165)    $   (23,701)    $   (53,464)     $   (72,203)      $  (142,254)

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

     Our future natural gas and crude oil production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our natural gas and crude oil properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. For example, in 2006, while we have had some success in pursuing these activities, we were not able to fully replace the production volumes lost from natural field declines and property sales. If our proved reserves continue to decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our revolving credit facility will also decline. In addition, approximately 45% of our total estimated proved reserves at December 31, 2006 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. For a more complete discussion of these risks please see "Risk Factors--We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition would be adversely affected."


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
                                                 ===================   ===================  ===================

   Operating income  ..........................    $     19,029          $     22,104         $     12,165

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

     DD&A Expense. Depreciation, depletion and amortization, or DD&A, expense increased from $8.9 million in 2005 to $14.9 million in 2006. The increase in DD&A was primarily due to increased production volumes in 2006 as well as a general increase in drilling and development cost in 2006 as compared to 2005. The increase in development cost was a result of an increase in estimated future development cost which causes an increase in the depletion base on which depletion is calculated. Our DD&A expense on a per Mcfe basis for 2006 was $1.94 per Mcfe as compared to $1.46 per Mcfe in 2005. The increase in the per Mcfe basis was due to the increased depletion base as a result of higher estimated future development cost in 2006 as compared to 2005, which was partially offset by higher production volumes in 2006.

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


     Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. Due to sales of properties in 2002 and 2003, the divestiture of Grey Wolf during the first quarter of 2005, property sales in 2006 and restrictions on capital expenditures under the terms of our 11 1/2% secured notes due 2007 (which were refinanced in October 2004), we now have significantly reduced reserves and production as compared with pre-2003 levels. In the future, if an appropriate opportunity presents itself, we may sell additional properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. . While we have had some success in pursuing these activities, we have not been able to fully replace the production volumes lost from natural field declines and property sales. For example, during 2006, our proved reserves declined by 2.1 Bcfe. Property sales of 1.8 Bcfe and
7.7 Bcfe of production further reduced our proved reserves. If our proved reserves continue to decline in the future, our production will also decline and, consequently our cash flow from operations and the amount that we are able to borrow under our revolving credit facility will also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 45% of our total estimated proved reserves at December 31, 2006 were undeveloped. During 2006, we expended approximately $26.1 million for wells in south Texas, west Texas and Wyoming. These activities did not result in significant new production or reserves. In west Texas we are currently completing two wells in the Bell and Cherry Canyon Sands. In the Oates SW Field of Pecos County, Texas, we have a well that is currently awaiting a drilling rig to drill the horizontal lateral in the Devonian formation. We continue to perform general well maintenance and work-overs utilizing our own work-over rigs. In addition, approximately 29% of our production for the year ended December 31, 2006 was from a single well in west Texas. If production from this well decreases, the volume of our production would also decrease which, in turn, would likely cash flow from operations to decrease.

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

         DATED: November 14, 2007


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                   Name and Title                  Date
         ---------                   --------------                  ----
/s/ Robert L.G. Watson         Chairman of the Board,
------------------------       President (Principal Executive
Robert L.G. Watson             Officer) and Director           November 14, 2007

/s/ Chris E. Williford         Exec. Vice President and
----------------------         Treasurer (Principal Financial
Chris E. Williford             and Accounting Officer)         November 14, 2007

/s/ Craig S. Bartlett, Jr.     Director                        November 14, 2007
--------------------------
Craig S. Bartlett, Jr.

/s/ Franklin A. Burke          Director                        November 14, 2007
----------------------
Franklin A. Burke

/s/ Harold D. Carter           Director                        November 14, 2007
----------------------
Harold D. Carter

/s/ Ralph F. Cox               Director                        November 14, 2007
----------------------
Ralph F. Cox

/s/ Barry J. Galt              Director                        November 14, 2007
------------------
Barry J. Galt

/s/ Dennis E. Logue            Director                        November 14, 2007
----------------------
Dennis E Logue

/s/ Paul Powell                Director                        November 14, 2007
----------------------
Paul Powell

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

     As discussed in Note 14 to the financial statements, the accompanying 2006 financial statements have been restated.

/s/ BDO Seidman, LLP


Dallas, Texas
March 9, 2007 (November 14, 2007 as to Note 14)

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


/s/ BDO Seidman, LLP

Dallas, Texas
March 9, 2007


                          ABRAXAS PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                December 31
                                                                   --------------------------------------
                                                                         2006                  2005
                                                                       Restated
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)
Current assets:
   Cash ...................................................           $          43      $          42
   Accounts receivable:
       Joint owners .......................................                     556                540
       Oil and gas production sales .......................                   5,645              7,957
       Other ..............................................                      39                100
                                                                   ------------------ -------------------
                                                                              6,240              8,597
   Other current assets ...................................                     470              1,638
                                                                   ------------------ -------------------
       Total current assets................................                   6,753             10,277

Property and equipment:
     Oil and gas properties, full cost method of accounting:
       Proved .............................................                 347,245            333,373
       Unproved properties excluded from amortization......                       -                  -
     Other property and equipment .........................                   3,519              3,289
                                                                   ------------------ -------------------
           Total ..........................................                 350,764            336,662
      Less accumulated depreciation, depletion, and
       amortization .......................................                 246,353            231,414
                                                                   ------------------ -------------------
       Total property and equipment - net .................                 104,411            105,248

Deferred financing fees, net ..............................                   4,446              6,037
Other assets ..............................................                   1,330                304
                                                                   ------------------ -------------------
   Total assets ...........................................           $     116,940      $     121,866
                                                                   ================== ===================




           See accompanying notes to consolidated financial statements


                          ABRAXAS PETROLEUM CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                December 31
                                                                   --------------------------------------
                                                                         2006                2005
                                                                       Restated
                                                                   ------------------ -------------------
                                                                          (Dollars in thousands)
Current liabilities:
   Accounts payable ..........................................        $       5,268      $       9,814
   Joint interest oil and gas production payable .............                2,621              3,481
   Accrued interest ..........................................                1,427              1,368
   Other accrued expenses ....................................                1,156                494
                                                                   ------------------ -------------------
      Total current liabilities................................              10,472             15,157

Long-term debt ...............................................              127,614            129,527

Future site restoration  .....................................                1,019                883

Commitments and contingencies                                                     -                  -

Stockholders' equity (deficit):
   Common stock, par value $.01 per share - authorized
     200,000,000 shares; issued 42,762,466 and 42,063,167 .                     428                421
   Additional paid-in capital ................................              164,210            162,795
   Accumulated deficit ......................................              (187,493)          (188,193)
   Treasury stock, at cost, 35,552 and 56,477 shares..........                 (285)              (408)
   Accumulated other comprehensive income.....................                  975              1,684
                                                                   ------------------ -------------------
Total stockholders' deficit...................................              (22,165)           (23,701)
                                                                   ------------------ -------------------
    Total liabilities and stockholders' deficit................        $     116,940           121,866
                                                                   ================== ===================



           See accompanying notes to consolidated financial statements


                          ABRAXAS PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31
                                                            ----------------------------------------------------------
                                                                     2006              2005               2004
                                                                  Restated
                                                            ------------------- ------------------- ------------------
                                                                        (In thousands except per share data)
Revenues:
   Oil and gas production revenues .........................     $      50,094      $      47,314     $      33,073
   Rig revenues ............................................             1,613              1,295               771
   Other  ..................................................                16                 16                10
                                                              ----------------- ------------------- ------------------
                                                                        51,723             48,625            33,854

Operating costs and expenses:
   Lease operating and production taxes ....................            11,776             11,094             8,567
   Depreciation, depletion, and amortization ...............            14,939              8,914             7,213
   Rig operations ..........................................               819                756               671
   General and administrative (including stock-based
     compensation of  $998; $247; and $112).................             5,160              5,757             5,238
                                                              ----------------- ------------------- ------------------
                                                                        32,694             26,521            21,689
                                                              ----------------- ------------------- ------------------
Operating income ...........................................            19,029             22,104            12,165

Other (income) expense:
   Interest income .........................................               (29)               (19)              (10)
   Amortization of deferred financing fees .................             1,591              1,589             1,848
   Interest expense ........................................            16,767             13,989            17,867
   Financing costs..........................................                 -                  -             1,657
   Gain on debt redemption..................................                 -                  -           (12,561)
   Other ...................................................                 -                274               387
                                                              ----------------- ------------------- ------------------
                                                                        19,029             15,833             9,188
Net Income from continuing operations before income tax.....               700              6,271             2,977
Deferred income tax benefit.................................                 -                  -            (6,060)
                                                              ----------------- ------------------- ------------------
Income from continuing operations...........................               700              6,271             9,037
Net income  from discontinued operations....................                 -             12,846             3,323
                                                              ----------------- ------------------- ------------------
Net income..................................................     $         700      $      19,117     $      12,360
                                                              ================= =================== ==================


Basic earnings per common share:
   Net earnings  from continuing operations.................     $        0.02      $        0.16     $        0.25
   Discontinued operations .................................                 -               0.33              0.09
                                                              ----------------- ------------------- ------------------
Net income  per common share - basic .......................     $        0.02       $       0.49      $       0.34
                                                              ================= =================== ==================

Diluted earnings per common share:
   Net earnings from continuing operations..................     $        0.02       $       0.15      $       0.23
   Discontinued operations .................................                 -               0.31              0.09
                                                              ----------------- ------------------- ------------------
Net income  per common share  - diluted.....................     $        0.02       $       0.46      $       0.32
                                                              ================= =================== ==================



           See accompanying notes to consolidated financial statements


                          ABRAXAS PETROLEUM CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     (In thousands except number of shares)


                                                                                              Accumulated
                                  Common Stock        Treasury Stock  Additional                Other        Receivable
                             ----------------------------------------  Paid-In   Accumulated  Comprehensive     From
                               Shares     Amount  Shares     Amount    Capital    Deficit     Income (loss)  Stock Sale      Total
                             ----------- ------------------------------------------------------------------------------------------
Balance at December 31, 2003 36,024,308   $360  165,883   $  (964)   $ 147,804   $(219,670)   $  364             $(97)    $(72,203)
  Net  Income..............         -        -        -          -           -      12,360         -                -       12,360
      Foreign currency
        translation
        adjustment ........         -        -        -          -           -          -      2,704                -        2,704
  Proceeds from receivable          -        -        -          -           -          -          -               97           97
  Stock issued for
    compensation...........      58,808      1   (59,894)      415         (87)         -          -                -          329
  Stock-based compensation
    expense................         -        -        -          -         112          -          -                -          112
  Stock options and
    warrants exercised ....    513,929       5        -          -       3,132          -          -                -        3,137
                             -------------------------------------------------------------------------------------------------------
Balance at December 31, 2004 36,597,045    366   105,989      (549)    150,961    (207,310)    3,068                -      (53,464)
  Net Income...............         -        -        -          -           -      19,117         -                -       19,117
      Foreign currency
       translation
       adjustment ........          -        -        -          -           -          -     (3,068)               -       (3,068)
      Increase in carrying
         value of
         investments........        -        -        -          -           -          -      1,684                -        1,684
  Stock-based compensation.         -        -        -          -         247          -          -                -          247
  Shares issued for
   compensation............         -        -   (49,512)      141         (39)         -          -                -          102
  Stock options exercised..     461,408      5        -          -         423          -          -                -          428
  Stock warrants exercised.     996,479     10        -          -         (10)         -          -                -            -
  Stock issued in private
    placement..............   4,000,000     40        -          -      11,213          -          -                -       11,253
  Other....................       8,235      -        -          -           -          -          -                -            -
                             -------------------------------------------------------------------------------------------------------
Balance at December 31, 2005 42,063,167    421    56,477      (408)    162,795    (188,193)    1,684                -      (23,701)
  Net Income - Restated....         -        -        -         -            -         700         -                -          700
      Decrease in carrying
         value of
         investments.......         -        -        -         -            -          -      (709)                -         (709)
  Stock-based compensation.         -        -        -         -          998          -         -                 -          998
  Shares issued for
   compensation............       5,782      -   (20,925)      123          14          -         -                 -          137
  Stock options exercised..     693,517      7        -         -          403          -         -                 -          410
                            -------------------------------------------------------------------------------------------------------
Balance at December 31, 2006
  - Restated                 42,762,466   $428    35,552   $  (285)  $ 164,210   $(187,493)   $ 975              $  -     $(22,165)
                            ========================================================================================================



                                  See accompanying notes to consolidated financial statements.


                          ABRAXAS PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended December 31
                                                          --------------------------------------------------------------------------
                                                                2006                        2005                       2004
                                                              Restated
                                                          ------------------    -----------------------    -------------------------
                                                                                       (In thousands)

Operating Activities
Net income  ........................................         $         700         $      19,117              $      12,360
Income  from discontinued operations................                     -                12,846                      3,323
                                                          ------------------    -----------------------    -------------------------
Income  from continuing operations..................                   700                 6,271                      9,037
Adjustments to reconcile net income  to net cash
   provided by operating activities:
     Depreciation, depletion, and
        amortization ...............................                14,939                 8,914                      7,213
     Non-cash interest and financing cost...........                     -                     -                      5,967
     Accretion of future site restoration...........                   133                    19                        108
     Deferred tax benefit...........................                     -                     -                     (6,060)
     Amortization of deferred financing fees........                 1,591                 1,589                      1,848
     Stock-based compensation ......................                   998                   247                        112
     Other non-cash transactions....................                    92                     -                          -
     Changes in operating assets and liabilities:
        Accounts receivable ........................                 2,357                (2,312)                     7,816
        Other  .....................................                  (567)                3,127                       (291)
        Accounts payable ...........................                (5,406)                5,230                        990
        Accrued expenses ...........................                   724                (1,986)                       260
                                                          ------------------    -----------------------    -------------------------
Net cash provided by  continuing operations.........                15,561                21,099                     27,000
Net cash provided by (used in) discontinued
        operations..................................                     -                (4,132)                     3,265
                                                          ------------------    -----------------------    -------------------------
Net cash provided by  operations....................                15,561                16,967                     30,265
                                                          ------------------    -----------------------    -------------------------

Investing Activities
Capital expenditures, including purchases
   and development of properties ...................               (26,346)              (35,350)                    (9,269)
Proceeds from the sale of oil and gas properties....                12,244                     -                          -
                                                          ------------------    -----------------------    -------------------------
Net cash used in continuing operations..............               (14,102)              (35,350)                    (9,269)
Net cash provided by (used in) discontinued
   operations.......................................                     -                25,671                    (12,069)
                                                          ------------------    -----------------------    -------------------------
Net cash used in investing activities...............               (14,102)               (9,679)                   (21,338)
                                                          ------------------    -----------------------    -------------------------

Financing Activities
Proceeds from issuance of common stock............                     455                11,783                      3,465
Proceeds from long-term borrowings ...............                  20,444                28,374                    147,955
Payments on long-term borrowings .................                 (22,357)              (25,272)                  (212,146)
Deferred financing fees ..........................                       -                    (8)                    (5,056)
Other.............................................                       -                     -                         98
                                                          ------------------    -----------------------    -------------------------
Net cash  provided by (used in) continuing
   operations.....................................                  (1,458)               14,877                    (65,684)
Net cash provided by (used in) discontinued
   operations.....................................                       -               (23,407)                    58,041
                                                          ------------------    -----------------------    -------------------------
Net cash used in financing activities.............                  (1,458)               (8,530)                    (7,643)
                                                          ------------------    -----------------------    -------------------------
Increase (decrease) in cash ......................                       1                (1,242)                     1,284
Cash at beginning of year ........................                      42                 1,284                          -
                                                          ------------------    -----------------------    -------------------------
Cash at end of year...............................        $             43      $             42              $       1,284
                                                          ==================    =======================    =========================






                          ABRAXAS PETROLEUM CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)




                                                                               Years Ended December 31
                                                             -------------------------------------------------------------

                                                                   2006                  2005                  2004
                                                                 Restated
                                                             ------------------     ----------------     -----------------
                                                                                    (In thousands)
Supplemental disclosures of cash flow information:
     Interest paid ..........................                   $      16,575          $     12,583         $       7,608
                                                             ==================     ================     =================







































          See accompanying notes to consolidated financial statements.


                          ABRAXAS PETROLEUM CORPORATION

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME


                                                                                      Years Ended December 31
                                                                 ----------------------------------------------------------------
                                                                         2006                     2005                 2004
                                                                       Restated
                                                                 ------------------    ---------------------    -----------------
                                                                                          (In thousands)

Net  income .................................................    $           700       $        19,117          $       12,360
Other Comprehensive income:
   Reclassification  of foreign currency translation
     adjustment relating to the sale of foreign subsidiary...                 -                 (3,068)                     -
     Effect of change in exchange rate.......................                 -                     -                    2,704
   Change in carrying value of investment....................               (709)                1,684                      -
                                                                 ------------------    ---------------------    -----------------
Other comprehensive income ..................................               (709)               (1,384)                  2,704
                                                                 ------------------    ---------------------    -----------------
Comprehensive income ........................................    $            (9)       $       17,733          $       15,064
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

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                           December 31
                                               -------------------------------------------------------------
                                                      2006               2005                   2004
                                               ------------------ --------------------- --------------------
                                                                     (in thousands)
     Tax (expense) benefit at U.S. statutory
     rates (35%) ............................      $      (245)      $      (6,691)        $      (1,875)
     Decrease in deferred tax asset valuation
     allowance ..............................               56               6,068                 8,123
     Higher effective rate of foreign                        -                   -                  (140)
     operations............................
     Permanent differences...................               (6)                  -                     -
      Deferred tax expense - Disc. Ops. .....                -              (6,060)                    -
     Other ..................................              195                 623                   (48)
                                               ------------------ --------------------- --------------------
                                                   $         -       $      (6,060)        $       6,060
     Attributable to discontinued operations                 -              (6,060)                    -
                                               ------------------ --------------------- --------------------
     Attributable to continuing operations..       $         -       $           -         $       6,060
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

    The following table sets forth the computation of basic and diluted earnings per share:


                                                              2006               2005              2004
                                                       --------------------------------------------------------

Numerator:
     Net income before effect of discontinued
       operations .....................................   $    700,000     $    6,271,000     $    9,037,000
     Discontinued operations...........................              -         12,846,000          3,323,000
                                                       ----------------- ------------------ --------------------
                                                          $    700,000     $   19,117,000     $   12,360,000
                                                       ================= ================== ====================

Denominator:
     Denominator for basic earnings per share -
       weighted-average shares ........................     42,578,584         39,366,561         36,221,887
     Effect of dilutive securities:
       Stock options and  warrants.....................      1,283,797          1,796,942          2,672,778
                                                       ----------------- ------------------ --------------------

     Dilutive potential common shares
       Denominator for diluted earnings per share
       - adjusted weighted-average shares and assumed
       exercise of options and warrants................     43,862,381         41,163,503         38,894,665
                                                       ================= =================== ===================

   Basic earnings per share:
     Net income before effect of discontinued
     operations .......................................   $      0.02        $      0.16        $      0.25
     Discontinued operations                                        -               0.33               0.09
                                                       ----------------- ------------------- ------------------
   Net income per common share.......................     $      0.02        $      0.49        $      0.34
                                                       ================= =================== ==================

   Diluted earnings per share:
     Net income before effect of discontinued
     operations........................................   $      0.02        $      0.15        $      0.23
     Discontinued operations...........................             -               0.31               0.09
                                                       ----------------- ------------------- -------------------
          Net income per common share - diluted........   $      0.02        $      0.46        $      0.32
                                                       ================= =================== ===================


10.  Quarterly Results of Operations (Unaudited)

         Selected results of operations for each of the fiscal quarters during the years ended December 31, 2005 and 2006 are as follows, 2005 includes results of discontinued operations:

                                                  1st              2nd               3rd              4th
                                                Quarter          Quarter           Quarter          Quarter

                                            ---------------- ----------------   --------------- --------------------
                                                           (In thousands, except per share data)
Year Ended December 31, 2005
   Net revenue ..........................      $    7,822        $    9,627       $    14,164      $   17,012
   Operating income .....................      $    2,657        $    4,008       $     7,905      $    7,534
   Net income (loss).....................      $   11,985        $      (64)      $     3,783      $    3,413

   Net income per common share - basic...      $     0.33        $     0.00       $      0.09      $     0.08
   Net income per common share - diluted.      $     0.33        $     0.00       $      0.09      $     0.08

Year Ended December 31, 2006
   Net revenue...........................      $   13,305        $   13,304       $    13,216      $   11,898
   Operating income......................      $    5,587        $    5,496       $     5,426      $    3,066
   Net income (loss).....................      $    1,220        $      983       $       589      $   (2,092) (1)

   Net income (loss) per common share -
     basic...............................      $     0.03        $     0.02       $      0.01      $    (0.04)
   Net income (loss) per common share -
     diluted.............................      $     0.03        $     0.02       $      0.01      $    (0.04)

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

13.  Supplemental Oil and Gas Disclosures (Unaudited)

     The accompanying table presents information concerning the Company's crude oil and natural gas producing activities as required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Capitalized costs relating to oil and gas producing activities from continuing operations are as follows:

                                                           Years Ended December 31
                                                      -----------------------------------
                                                           2006                2005
                                                      ----------------    ---------------
                                                                (In thousands)
                   Proved crude oil and
                     natural gas properties ...       $     347,245       $     333,373
                   Unproved properties ........                   -                   -
                                                      ----------------    ---------------
                     Total.....................             347,245             333,373
                   Accumulated depreciation,
                     depletion, and
                     amortization, and
                     impairment ...............            (243,353)            (228,544)
                                                      ----------------    ---------------
                       Net capitalized costs ..       $     103,892       $     104,829
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
                                               ============== ============== ===============

     The results of operations for oil and gas producing activities from continuing operations for the three years ending December 31, 2006, 2005 and 2004, respectively are as follows:


                                                                 Years Ended December 31
                                                       ---------------------------------------------
                                                           2006           2005            2004
                                                       -------------- -------------- ---------------
                                                                      (In thousands)
                    Revenues ...................         $  50,094      $  47,314      $  33,073
                    Production costs ...........           (11,776)       (11,094)        (8,567)
                    Depreciation, depletion,
                      and amortization .........           (14,809)        (8,818)        (7,117)
                    General and administrative .            (1,040)        (1,378)        (1,281)
                                                       -------------- -------------- ---------------

                    Results of operations from oil
                      and gas producing activities
                      (excluding corporate overhead
                      and interest costs) ..........     $  22,469      $  26,024      $  16,108
                                                       ============== ============== ===============
                    Depletion rate per barrel
                      of oil equivalent ........         $   11.51      $    8.77      $    7.39
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

                                                                              Liquid            Natural
                                                                           Hydrocarbons           Gas
                                                                         -----------------   --------------
                                                                            (Barrels)            (Mcf)
                                                                                    (In thousands)
                                                                         -----------------   --------------
              Proved developed and undeveloped reserves:
                Balance at December 31, 2003......................                  3,319         80,202
                  Revisions of previous estimates ................                   (104)        (4,143)
                  Extensions and discoveries .....................                     70             73
                  Production .....................................                   (229)        (4,403)
                                                                         -----------------   --------------
                Balance at December 31, 2004......................                  3,056         71,729
                  Revisions of previous estimates ................                      5         (2,775)
                  Extensions and discoveries .....................                    168         16,259
                  Production .....................................                   (194)        (4,942)
                                                                         -----------------   --------------
                Balance at December 31, 2005                                        3,035         80,271
                  Revisions of previous estimates ................                    (90)        (2,053)
                  Extensions and discoveries .....................                     11            440
                  Sales of minerals in place......................                      -         (1,810)
                  Production .....................................                   (200)        (6,515)
                                                                         -----------------   --------------
                Balance at December 31, 2006......................                  2,756         70,333
                                                                         =================   ==============



                                                                              Liquid            Natural
                                                                           Hydrocarbons           Gas
                                                                         -----------------   --------------
                                                                            (Barrels)            (Mcf)
              Proved developed reserves:
                December 31, 2004.................................                 1,878          36,247
                                                                         =================   ==============

                December 31, 2005.................................                 1,942          38,797
                                                                         =================   ==============

                December 31, 2006.................................                 1,708          37,333
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

                                                   Years Ended December 31
                                    ------------------------------------------------------
                                         2006               2005               2004
                                    ------------------------------------------------------
                                                       (in thousands)
           Future cash inflows ...    $    567,805     $     880,116       $     480,389
           Future production costs        (169,805)         (201,051)           (146,092)
           Future development
             costs ...............         (73,377)          (78,205)            (42,104)
           Future income tax
             expense .............              -                  -                   -
                                    ------------------------------------------------------
           Future net cash flows .         324,623           600,860             292,193
           Discount ..............        (167,779)         (290,965)           (144,916)
                                    ------------------------------------------------------
           Standardized Measure
             of discounted future
             net cash relating to
             proved reserves .....    $    156,844     $     309,895       $     147,277
                                    ======================================================

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

     The following is an analysis of the changes in the Standardized Measure related to continuing operations:

                                                                 Year Ended December 31
                                                ----------------------------------------------------------
                                                       2006                2005               2004
                                                ------------------- ------------------- ------------------
                                                                     (In thousands)
   Standardized Measure, beginning
     of year .................................     $     308,895       $     147,277       $     161,584
   Sales and transfers of oil and gas
     produced, net of production costs .......           (38,318)            (36,220)            (24,506)
   Net changes in prices and development
     and production costs from prior year ....          (114,517)            142,389                 (45)
   Extensions, discoveries, and improved
     recovery, less related costs ............               914              54,335                 833
   Sales of minerals in place.................            (3,268)                  -                   -
   Revision of previous quantity estimates ...           (15,914)             (3,977)             (8,045)
   Changes in timing and other ...............           (12,937)             (8,637)              1,298
   Accretion of discount .....................            30,989              14,728              16,158
                                                ------------------- ------------------- ------------------
     Standardized Measure, end of year .......     $     156,844       $     309,895       $     147,277
                                                =================== =================== ==================



Note 14. Restatement

     The Company's reserve estimates at December 31, 2006 included approximately 12 Bcf of reserves classified as proved undeveloped reserves in our reserve report prepared by independent third-party engineers as of December 31, 2006. The subject reserves, predominately located in West Texas, are scheduled to be produced from deeper recompletions of wellbores that are currently producing in commercial quantities from a shallower formation. The Company scheduled the re-completions to produce such reserves from the deeper formation beginning at the time the shallower formation is expected to be depleted, which according to its reserve report would not occur within the next five years.

     In connection with the filing of the Registration Statement on Form S-1 of Abraxas Energy, the Company concluded that it should reclassify these reserves and remove them from the proved undeveloped category as previously reported in its 2006 Form 10-K because the future re-completions are not scheduled to be performed for many years in the future and require significant additional capital such as for deepening wells are subject to greater uncertainties such as depletion from offsetting wells, changes in management, greater geological risks, changes in the company's strategy or focus and other factors. The Company believes that these greater uncertainties suggest that these volumes should remain as unproved until they are more reasonably certain of being developed. These reserves represented approximately 12% of the Company's proved reserves at December 31, 2006 but only approximately 3% of its PV-10 at such date.

     As a result of this correction of the Company's proved reserves, depletion of oil and gas properties was understated by approximately $546,000. This resulted in the restatement of the consolidated balance sheet, consolidated statement of operations and statement of cash flows for the year ended December 31, 2006. Cash flows from operations were not impacted by this correction. The impact of this revision on all periods prior to 2006 was not material.

A summary of the significant effects of the restatement is as follows (In thousands):


                                                                         December 31, 2006
                                                           -----------------------------------------------

                                                            As Previously   Adjustment       Restated
                                                               Reported
                                                           -----------------------------------------------
Current assets:
   Cash ...........................................           $        43     $     -     $           43
   Accounts receivable:
       Joint owners ...............................                   556           -                556
       Oil and gas production sales ...............                 5,645           -              5,645
       Other ......................................                    39           -                 39
                                                            -----------------------------------------------
                                                                    6,240           -              6,240
   Other current assets ...........................                   470           -                470
                                                           -----------------------------------------------
       Total current assets........................                 6,753           -              6,753

Property and equipment:
     Oil and gas properties, full cost method of accounting:
       Proved .....................................               347,245           -            347,245
       Unproved properties excluded from depletion.                     -           -                  -
     Other property and equipment .................                 3,519           -              3,519
                                                           -----------------------------------------------
           Total ..................................               350,764           -            350,764
      Less accumulated depreciation, depletion,
       and amortization ...........................               245,807         546            246,353
                                                           -----------------------------------------------
       Total property and equipment - net .........               104,957         546            104,411

Deferred financing fees, net ......................                 4,446          -              4,446
Other assets ......................................                 1,330          -              1,330
                                                           -----------------------------------------------
   Total assets ...................................           $   117,486     $   546      $    116,940
                                                           ===============================================

Current liabilities:
   Accounts payable ....................................      $     5,268     $    -      $       5,268
   Joint interest oil and gas production payable .......            2,621          -              2,621
   Accrued interest ....................................            1,427          -              1,427
   Other accrued expenses ..............................            1,156          -              1,156
                                                           -----------------------------------------------
     Total current liabilities..........................           10,472          -             10,472

Long-term debt .........................................          127,614          -            127,614

Future site restoration  ...............................            1,019          -              1,019

Stockholders' equity (deficit):
   Common stock, par value $.01 per share -
     authorized 200,000,000 shares; issued
     42,762,466 and 42,063,167 .........................              428          -                428
   Additional paid-in capital ..........................          164,210          -            164,210
   Accumulated deficit .................................         (186,947)      (546)          (187,493)
   Treasury stock, at cost, 35,552 and 56,477 shares....             (285)         -               (285)
   Accumulated other comprehensive income...............              975          -                975
                                                           -----------------------------------------------
Total stockholders' deficit.............................          (21,619)      (546)           (22,165)
                                                           -----------------------------------------------
   Total liabilities and stockholders' deficit..........     $    117,486     $ (546)    $      116,940
                                                           ===============================================



                                                                      For the year ended December 31, 2006
                                                              -----------------------------------------------
                                                                As Previously      Adjustment      Restated
                                                                   Reported
                                                              -----------------------------------------------
Revenues:
   Oil and gas production revenues ......................... $      50,094     $       -    $      50,094
   Rig revenues ............................................         1,613             -            1,613
   Other  ..................................................            16             -               16
                                                              -----------------------------------------------
                                                                    51,723             -           51,723
Operating costs and expenses:
   Lease operating and production taxes ....................        11,776             -           11,776
   Depreciation, depletion, and amortization ...............        14,393            546          14,939
   Rig operations ..........................................           819             -              819
   General and administrative (including stock-based
     compensation of  $998; $247; and $112).................         5,160            -             5,160
                                                              -----------------------------------------------
                                                                    32,148            546          32,694
                                                              -----------------------------------------------
Operating income ...........................................        19,575           (546)         19,029

Other (income) expense:
   Interest income .........................................           (29)            -              (29)
   Amortization of deferred financing fees .................         1,591             -            1,591
   Interest expense ........................................        16,767             -           16,767
   Financing costs..........................................             -             -                -
   Gain on debt redemption..................................             -             -                -
   Other ...................................................             -             -                -
                                                             -------------------------------------------------
                                                                    18,329             -           18,329
                                                             -------------------------------------------------
Net Income  ...............................................          1,246           (546)            700
Deferred income tax benefit................................              -             -                -
                                                             -------------------------------------------------
Net income                                                   $       1,246     $     (546)   $        700
                                                             =================================================