Form 10-Q/A
period 2007-03-31
ABRAXAS PETROLEUM CORP
filed 2007-11-14
CIK 867665

7





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              FORM 10-Q/A Number 1



(Mark One)
[X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X] No

         The number of shares of the issuer's common stock outstanding as of May 4, 2007 was:

            Class                                       Shares Outstanding
      Common Stock, $.01 Par Value                           42,878,725

                                EXPLANATORY NOTE

Abraxas Petroleum Corporation is filing this Amendment Number 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2007, initially filed with the SEC on May 15, 2007, in order to correct the accounting for depletion on oil and gas properties. Due to an error in the estimating of proved undeveloped reserves, our total proved reserves as of December 31, 2006 were revised downward. As a result of the downward adjustment to our proved reserves our depletion expense was understated by approximately $246,000 for the three months ended March 31, 2007. This resulted in a restatement of the Condensed Balance Sheet and the Condensed Statement of Operations for the three months ended March 31, 2007. Cash flow from operations was not impacted by this restatement. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934,the complete text of Form 10-Q as revised is included in this filing.


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



                          Abraxas Petroleum Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                              March 31,            December 31,
                                                                                                 2007                  2006
                                                                                             (Unaudited)
                                                                                            ---------------      -----------------
Assets:
Current assets:
   Cash ..............................................................................  $            610    $               43
   Accounts receivable, net:
          Joint owners................................................................               949                   556
          Oil and gas production......................................................             5,285                 5,645
          Other.......................................................................                37                    39
                                                                                            ---------------      -----------------
                                                                                                   6,271                 6,240
  Other current assets................................................................               315                   470
                                                                                            ---------------      -----------------
       Total current assets...........................................................             7,196                 6,753

Property and equipment:
  Oil and gas properties, full cost method of accounting:
      Proved..........................................................................           351,141               347,245
   Other property and equipment.......................................................             3,523                 3,519
                                                                                            ---------------      -----------------
           Total......................................................................           354,664               350,764
      Less accumulated depreciation, depletion, and
           amortization...............................................................           250,008               246,353
                                                                                            ---------------      -----------------
      Total property and equipment - net..............................................           104,656               104,411

Deferred financing fees, net..........................................................             4,049                 4,446
Other assets  ........................................................................             1,001                 1,330
                                                                                            ---------------      -----------------
  Total assets........................................................................  $        116,902    $          116,940
                                                                                            ===============      =================




      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                Condensed Consolidated Balance Sheets (continued)
                                 (in thousands)

                                                                                             March 31,         December 31,
                                                                                                2007              2006
                                                                                            (Unaudited)
                                                                                            -------------     -------------

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable...................................................................  $         2,480     $      5,268
  Oil and gas production payable.....................................................            2,547            2,621
  Accrued interest...................................................................            5,423            1,427
  Other accrued expenses.............................................................              975            1,156
                                                                                            -------------     -------------
    Total current liabilities........................................................           11,425           10,472

Long-term debt.......................................................................          127,322          127,614

Future site restoration..............................................................            1,046            1,019
                                                                                            -------------     -------------
     Total liabilities...............................................................          139,793          139,105

Stockholders'  deficit:
  Common Stock, par value $.01 per share-
   authorized 200,000,000 shares; issued, 42,878,725 and, 42,762,466.................              429              428
   Additional paid-in capital........................................................          164,224          164,210
  Accumulated deficit................................................................         (188,481)        (187,493)
  Treasury stock, at cost, -0- and 35,552 shares ....................................                -             (285)
  Accumulated other comprehensive income.............................................              937              975
                                                                                            -------------     -------------
      Total stockholders' deficit....................................................          (22,891)         (22,165)
                                                                                            -------------     -------------
Total liabilities and stockholders' deficit..........................................  $       116,902     $    116,940
                                                                                            =============     =============





      See accompanying notes to condensed consolidated financial statements


                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands except per share data)

                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                    ----------------------------
                                                                                                       2007            2006
                                                                                                    -----------     ------------
Revenue:
   Oil and gas production revenues..........................................................  $        11,322    $    12,926
   Rig revenues.............................................................................              328            376
   Other....................................................................................                1              3
                                                                                                    -----------     ------------
                                                                                                       11,651         13,305
Operating costs and expenses:
   Lease operating and production taxes.....................................................            2,962          2,822
   Depreciation, depletion and amortization.................................................            3,655          3,399
   Rig operations...........................................................................              171            211
   General and administrative (including stock-based compensation of  $172 and $171)........            1,316          1,286
                                                                                                    -----------     ------------
                                                                                                        8,104          7,718
                                                                                                    -----------     ------------
Operating income  ..........................................................................            3,547          5,587

Other (income) expense
   Interest income..........................................................................              (14)            (1)
   Interest expense.........................................................................            4,151          3,971
   Amortization of deferred financing fees..................................................              398            397
                                                                                                    -----------     ------------
                                                                                                        4,535          4,367
                                                                                                    -----------     ------------
Net income (loss)...........................................................................  $          (988)   $     1,220
                                                                                                    ===========     ============

 Net income per common share - basic........................................................  $         (0.02)   $      0.03
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



      See accompanying notes to condensed consolidated financial statements



                          Abraxas Petroleum Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                         ------------------------------------
                                                                                             2007                  2006
                                                                                         --------------        --------------
    Cash flows from Operating Activities
     Net  income (loss).............................................................  $        (988)        $        1,220
     Adjustments to reconcile net income to net
         cash provided by operating activities:
          Depreciation, depletion, and amortization.................................          3,655                  3,399
          Accretion of future site restoration......................................             27                     24
          Amortization of deferred financing fees...................................            398                    397
          Stock-based compensation..................................................            172                    171
          Other non-cash items......................................................            128                      -
     Changes in operating assets and liabilities:
          Accounts receivable.......................................................            (31)                   677
          Other ....................................................................            446                   (348)
          Accounts payable and accrued expenses.....................................            953                    832
                                                                                         --------------        --------------
     Net cash provided by operations................................................          4,760                  6,372

     Cash flows from Investing Activities
     Capital expenditures, including purchases and development
       of properties................................................................         (3,900)                (7,133)
                                                                                         --------------        --------------
     Net cash used in investing activities..........................................         (3,900)                (7,133)

     Cash flows from Financing Activities
     Proceeds from long-term borrowings.............................................            708                  4,271
     Payments on long-term borrowings...............................................         (1,000)                (4,000)
     Issuance of common stock for compensation......................................              -                    116
     Exercise of stock options  ....................................................              -                    374
     Deferred financing fees .......................................................             (1)                     1
                                                                                         ---------------    ----------------
     Net cash provided by (used in) financing operations............................           (293)                   762
                                                                                         ---------------    ----------------
     Increase in cash                                                                           567                      1
     Cash, at beginning of period...................................................             43                     42
                                                                                         ---------------    ----------------
     Cash, at end of period.........................................................  $         610         $           43
                                                                                         ===============    ================

     Supplemental disclosures of cash flow information:
     Interest paid .................................................................  $         108         $          191
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

Note 4. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                                          Three Months Ended March 31,
                                                                                       -----------------------------------
                                                                                               2007                2006
  Numerator:
       Net earnings (loss) available to common stockholders .............              $        (988)   $       1,220
                                                                                        ===============  =================

  Denominator:
       Denominator for basic earnings per share - weighted-average shares.                 42,681,278      42,470,802

       Effect of dilutive securities:
          Stock options and warrants......................................                         -        1,681,042
                                                                                        ---------------  -----------------
       Denominator  for  diluted  earnings  per share - adjusted
          weighted-average  shares and  assumed Conversions...............                42,681,278       44,151,844
                                                                                        ===============  =================
  Net earnings per common share - basic...................................             $       (0.02)   $        0.03
                                                                                        ===============  =================
  Net earnings per common share - diluted.................................             $       (0.02)   $        0.03
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

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                   ---------------------------------
                                                                                     2007                 2006
                                                                                   -----------        --------------
Operating Revenue: (1)
Crude oil sales........................................................          $      2,741       $       2,783
Natural gas sales .....................................................                 8,581              10,143
Rig operations.........................................................                   328                 376
Other..................................................................                     1                   3
                                                                                   -----------        --------------
                                                                                 $     11,651       $      13,305
                                                                                   ===========        ==============

Operating Income ......................................................          $      3,547       $       5,587

Crude oil production (MBbl)............................................                  50.2                46.7
Natural gas production (MMcf)..........................................                 1,451               1,556
Average crude oil sales price ($/Bbl)..................................          $      54.63       $       59.57
Average natural gas sales price ($/Mcf)................................          $       5.91       $        6.52

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

     Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization ("DD&A") expense increased to $3.7 million for the three months ended June 30, 2007 from $3.4 million for the same period of 2006. The increase in DD&A was primarily due to a decrease in our proved reserves. Our DD&A on a per Mcfe basis for the three months ended March 31, 2007 was $2.09 per Mcfe compared to $1.85 per Mcfe in 2006. The increase in the per Mcfe DD&A was due to higher expense for the period and a decrease in production volumes for the three months ended March 31, 2007 as compared to the same period of 2006

     Interest Expense. Interest expense increased to $4.2 million for the first three months of 2007 from $4.0 million for the same period of 2006. The increase in interest expense was primarily due to an increase in the interest rates on our long-term debt. The interest rate on our senior notes was 12.08% for the three months ended March 31, 2006 compared to 12.85% for the three months ended March 31, 2007. The rate on our senior secured revolving credit facility also increased to 9.25% from 8.75% for the three months ended March 31, 2007 as compared to the same period of 2006.

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




    Date: November 14, 2007    By: /s/Robert L.G. Watson
         ------------------    ----------------------
                               ROBERT L.G. WATSON,
                               President and Chief
                               Executive Officer


    Date: November 14, 2007    By: /s/Chris E. Williford
         -------------------   ----------------------------
                               CHRIS E. WILLIFORD,
                               Executive Vice President and
                               Principal Accounting Officer