Form 10-Q/A
period 2007-06-30
ABRAXAS PETROLEUM CORP
filed 2007-11-14
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A Number 2

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

EXPLANATORY NOTE

Abraxas Petroleum Corporation is filing this Amendment Number 2 to its Quarterly Report on Form 10-Q/A Number 1 for the period ended June 30, 2007, initially filed with the SEC on August 9, 2007, in order to correct the accounting for depletion on oil and gas properties. Due to an error in the estimating of proved undeveloped reserves our total proved reserves as of December 31, 2006 were revised downward. As a result of the downward adjustment to our proved reserves our depletion expense was understated by approximately $246,000 and $500,000 for the three and six months ended June 30, 2007. Additionally, as a result of the increase in depletion, the gain realized on the transfer of the assets to Abraxas Energy Partners increased by approximately $837,000. This resulted in a restatement of the Condensed Balance Sheet and the Condensed Statement of Operations for the three and six months ended June 30, 2007. Cash flow from operations was not impacted by this restatement. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934,the complete text of Form 10-Q as revised is included in this filing.

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

FORM 10 – Q/A Number 2

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

Abraxas Petroleum Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,
	2007	December 31,
	(Unaudited)	2006
Assets:
Current assets:
Cash	$11,488	$43
Accounts receivable, net
Joint owners	281	556
Oil and gas production	5,858	5,645
Other	447	39
	6,586	6,240
Hedge asset – current	2,399	—
Other current assets	257	470
Total current assets	20,730	6,753

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	247,032	347,245
Other property and equipment	3,554	3,519
Total	250,586	350,764
Less accumulated depreciation, depletion, and amortization	144,656	246,353
Total property and equipment – net	105,930	104,411

Deferred financing fees, net	863	4,446
Hedge asset – long-term	1,403	—
Other assets	1,145	1,330
Total assets	$130,071	$116,940

See accompanying notes to condensed consolidated financial statements (unaudited)

Abraxas Petroleum Corporation

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	June 30,
	2007	December 31,
	(Unaudited)	2006

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,287	$5,268
Joint interest oil and gas production payable	2,715	2,621
Accrued interest	222	1,427
Other accrued expenses	2,088	1,156
Hedge liability – current	457	—
Total current liabilities	8,769	10,472

Long-term debt	35,000	127,614

Hedge liability – long-term	1,416	—
Future site restoration	1,074	1,019
Total liabilities	46,259	139,105

Minority interest in partnership	28,036	—

Commitments and contingencies

Stockholders’ equity (deficit:)
Common Stock, par value $.01 per share- Authorized 200,000 shares, issued 48,759 and 42,762	488	428
Additional paid-in capital	187,080	164,210
Accumulated deficit	(132,876)	(187,483)
Treasury stock, at cost, -0- and 35,552 shares	—	(285)
Accumulated other comprehensive income	1,084	975
Total stockholders’ equity (deficit)	55,776	(22,165)
Total liabilities and stockholders’ equity	$130,071	$116,940

See accompanying notes to condensed consolidated financial statements (unaudited)

Abraxas Petroleum Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Oil and gas production revenues	$12,660	$12,385	$24,192	$25,149
Realized hedge income (loss)	—	430	(126)	283
Unrealized hedge income	1,900	54	1,816	363
Rig revenues	311	429	639	805
Other	2	6	3	9
	14,873	13,304	26,524	26,609
Operating costs and expenses:
Lease operating and production taxes	3,063	2,716	6,025	5,538
Depreciation, depletion, and amortization	3,601	3,737	7,256	7,136
Rig operations	202	219	373	430
General and administrative (including stock based compensation of $372, $199, $544, and $370)	1,267	1,136	2,583	2,422
	8,133	7,808	16,237	15,526
Operating income	6,740	5,496	10,287	11,083

Other (income) expense:
Interest income	(53)	—	(67)	(1)
Interest expense	2,784	4,115	6,935	8,086
Amortization of deferred financing fee	149	398	547	795
Loss on debt extinguishment	6,455	—	6,455	—
Gain on sale of assets	(59,335)	—	(59,335)	—
	(50,000)	4,513	(45,465)	8,880
Income before income tax and minority interest	56,740	983	55,752	2,203
Income tax expense	715	—	715	—
Income before minority interest	56,025	983	55,037	2,203
Minority interest in loss of partnership	1,460	—	1,460	—
Net income	$57,485	$983	$56,497	$2,203

Net income per common share – basic	$1.28	$0.02	$1.29	$0.05

Net income per common share – diluted	$1.26	$0.02	$1.27	$0.05

See accompanying notes to condensed consolidated financial statements (unaudited)

                 Abraxas Petroleum Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income	$56,497	$2,203
Adjustments to reconcile net income to net
cash provided by operating activities:
Minority interest in partnership loss	(1,460)	—
Gain of sale of assets	(59,335)	—
Depreciation, depletion, and amortization	7,256	7,136
Amortization of deferred financing fees	547	795
Accretion of future sit restoration	55	49
Stock-based compensation	544	370
Other non-cash expenses	149	—
Changes in operating assets and liabilities:
Accounts receivable	(346)	1,165
Other	(1,422)	(526)
Accounts payable and accrued expenses	(2,160)	(305)
Net cash provided by operating activities	325	10,887

Investing Activities
Capital expenditures, including purchases and development of properties	(8,775)	(18,549)
Net cash used in investing activities	(8,775)	(18,549)

Financing Activities
Proceeds from long-term borrowings	35,790	12,906
Payments on long-term borrowings	(128,404)	(5,800)
Issuance of stock for compensation	—	116
Deferred financing fees	(880)	—
Exercise of stock options	1	450
Net proceeds from issuance of common stock	20,641	—
Net proceeds from sale of assets	92,747	—
Net cash provided by financing activities	19,895	7,672
Increase in cash	11,445	10
Cash, at beginning of period	43	42
Cash, at end of period	$11,488	$52

Supplemental disclosure of cash flow information:
Interest paid	$8,085	$7,977
Non-cash items:
Future site restoration	$—	$20

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

As a result of these transactions, the Company recognized a gain of $59.3 million. The Company determined that recognition of a gain was appropriate under generally accepted accounting principles. The gain was calculated in accordance with the requirements of Staff Accounting Bulletin 51, (Topic 5H) based on the fact that the Company elected gain treatment as a policy and the transaction met the following criteria: (1) there were no additional broad corporate reorganizations contemplated; (2) there was not a reason to believe that the gain would not be realized, since there is no additional capital raising transaction anticipated nor was there a significant concern about the new entity’s ability to continue in existence; (3) the share price of capital raised in the private placement was objectively determined; (4) no repurchases of the new subsidiary’s units are planned; and (5) the Company acknowledges that it will consistently apply the policy, and any future transactions that might result in a loss must be recorded as a loss in the income statement.

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

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income available to common stockholders	$57,485	$983	$56,497	$2,203
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	44,945	42,569	43,851	42,524

Effect of dilutive securities:
Stock options and warrants	794	1,504	737	1,595

Dilutive potential common shares
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	45,739	44,073	44,588	44,119

Net income per common share – basic	$1.28	$0.02	$1.29	$0.05

Net income per common share – diluted	$1.26	$0.02	$1.27	$0.05

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating Revenue:
Crude Oil Sales	$2,992	$3,359	$5,733	$6,142
Natural Gas Sales	9,668	9,026	18,459	19,007
Realized hedge gain (loss)	—	430	(126)	283
Unrealized hedge gain (loss)	1,900	54	1,816	363
Rig Operations	311	429	639	805
Other	2	6	3	9
	$14,873	$13,304	$26,524	$26,609

Operating Income in thousands	$6,740	$5,496	$10,287	$11,083
Crude Oil Production (MBbls)	49	51	99	98

Natural Gas Production (MMcfs)	1,474	1,645	2,925	3,201
Average Crude Oil Sales Price ($/Bbl)	$60.83	$66.09	$57.70	$62.97
Average Natural Gas Sales Price ($/Mcf)	$6.56	$5.49	$6.31	$5.94

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

Depreciation, Depletion and Amortization Expenses (“DD&A”). DD&A expense decreased to $3.6 million for the three months ended June 30, 2007 as compared to $3.7 million for the three months ended June 30, 2006. The decrease in DD&A was primarily due to decreased production volumes in the second quarter of 2007 as compared to the same period of 2006. Our DD&A on a per Mcfe basis for the three months ended June 30, 2007 was $2.04 per Mcfe compared to $1.92 per Mcfe in 2006. The increase in per Mcfe DD&A is primarily a decrease in production volumes for the three months ended June 30, 2007as compared to the same period of 2006.

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

Gain on sale of assets. As a result of the transactions described in “Recent Transactions” Abraxas Petroleum recognized a gain of $59.3 million. This gain was calculated based on the requirements of Staff Accounting Bulletin 51, (Topic 5H) based on the fact that the Company elected gain treatment as a policy and the transaction met the following criteria: (1) there were no additional broad corporate reorganizations contemplated; (2) there was not a reason to believe that the gain would not be realized, since there is no additional capital raising transaction anticipated nor was there a significant concern about the new entity’s ability to continue in existence; (3) the share price of capital raised in the private placement was objectively determined; (4) no repurchases of the new subsidiary’s units are planned; and (5) the Company acknowledges that it will consistently apply the policy, and any future transactions that might result in a loss must be recorded as a loss in the income statement.

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

Depreciation, Depletion and Amortization Expenses. DD&A expense increased to $7.3 million for the six months ended June 30, 2007 from $7.1 million for the same period of 2006. The increase in DD&A was primarily due to a reduction in proved reserves in the period ended June 30, 2007 as compared to the same period of 2006. Our DD&A on a per Mcfe basis for the six months ended June 30, 2007 was $2.06 per Mcfe compared to $1.90 per Mcfe for the same period of 2006. The increase in the per Mcfe DD&A rate was due to an increase in DD&A as well as a decrease in production volumes for the six month period ended June 30, 2007 as compared to the same period of 2006.

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

Date: November 14, 2007	By:/s/ Robert L.G. Watson
ROBERT L.G. WATSON,

President and Chief

Executive Officer

Date: November 14, 2007	By:/s/ Chris E. Williford
CHRIS E. WILLIFORD,

Executive Vice President and

Principal Accounting Officer