Form 10-K/A
period 2007-09-30
ABRAXAS PETROLEUM CORP
filed 2007-11-14
CIK 867665

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

EXPLANATORY NOTE

Abraxas Petroleum Corporation is filing this Amendment Number 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2007, initially filed with the SEC on August 8, 2007, in order to correct the accounting for depletion on oil and gas properties. Due to an error in the estimating of for proved undeveloped reserves our total proved reserves as of December 31, 2006 were revised downward. As a result of the downward adjustment to our proved reserves our depletion expense was understated by approximately $500,000 for the nine monhs ended September 30, 2007. Additionally, as a result of the increase in depletion, the gain realized on the transfer of the assets to Abraxas Energy Partners increased by approximately $837,000. This resulted in a restatement of the Condensed Balance Sheet and the Condensed Statement of Operations for the nine months ended September 30, 2007. Cash flow from operations was not impacted by this restatement. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934,the complete text of Form 10-Q as revised is included in this filing.

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

Abraxas Petroleum Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,
	2007	December 31,
	(Unaudited)	2006
Assets:
Current assets:
Cash	$13,359	$43
Accounts receivable, net
Joint owners	316	556
Oil and gas production	5,798	5,645
Other	48	39
	6,162	6,240

Hedge asset – current	3,830	—
Other current assets	419	470
Total current assets	23,770	6,753

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	251,386	347,245
Other property and equipment	3,608	3,519
Total	254,994	350,764
Less accumulated depreciation, depletion, and amortization	148,271	246,353
Total property and equipment – net	106,723	104,411

Deferred financing fees, net	913	4,446
Hedge asset – long-term	1,327	—
Other assets	1,079	1,330
Total assets	$133,812	$116,940

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	September 30,
	2007	December 31,
	(Unaudited)	2006
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,714	$5,268
Joint interest oil and gas production payable	2,129	2,621
Accrued interest	849	1,427
Other accrued expenses	2,501	1,156
Hedge liability – current	822	—
Total current liabilities	9,015	10,472

Long-term debt	35,000	127,614

Hedge liability – long-term	988	—
Future site restoration	1,107	1,019
Total liabilities	46,110	139,015

Minority interest in partnership	28,827	—

Commitments and contingencies

Stockholders’ equity (deficit):
Common Stock, par value $.01 per share- Authorized 200,000 shares; issued, 48,919 and 42,762	489	428
Additional paid-in capital	187,248	164,210
Accumulated deficit	(129,878)	(187,493)
Treasury stock, at cost, -0- and 35,552 shares	—	(285)
Accumulated other comprehensive income	1,016	975
Total stockholders’ equity (deficit)	58,875	(21,165)
Total liabilities and stockholders’ equity	$133,812	$116,940

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Oil and gas production revenues	$10,959	$12,711	$35,151	$37,860
Rig revenues	443	363	1,082	1,168
Realized hedge income	1,573	183	1,447	466
Unrealized hedge income (loss)	690	(47)	2,506	316
Other	2	6	5	15
	13,667	13,216	40,191	39,825
Operating costs and expenses:
Lease operating and production taxes	2,790	2,929	8,815	8,467
Depreciation, depletion, and amortization	3,611	3,631	10,867	10,767
Rig operations	199	178	572	608
General and administrative (including stock-based compensation of $204, $208, $748 and $578)	1,156	1,052	3,739	3,474
	7,756	7,790	23,993	23,316
Operating income	5,911	5,426	16,198	16,509

Other (income) expense:
Interest income	(167)	(1)	(234)	(2)
Interest expense	699	4,440	7,634	12,526
Amortization of deferred financing fees	62	398	609	1,193
Loss on debt extinguishment	—	—	6,455	—
Gain on sale of assets	—	—	(59,335)	—
	594	4,837	(44,871)	13,717
Income before income tax and minority interest	5,317	589	61,069	2,792

Income tax expense	—	—	715	—
Income before minority interest	5,317	589	60,354	2,792
Minority interest in income of partnership	(2,319)	—	(859)	—
Net income	$2,998	$589	$59,495	$2,792

Net income per common share – basic	$0.06	$0.01	$1.31	$0.07

Net income per common share – diluted	$0.06	$0.01	$1.30	$0.06

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net Income	$59,495	$2,792
Adjustments to reconcile net income to net
cash provided by operating activities:
Minority interest in partnership income	859	—
Gain on sale of assets	(59,335)	—
Depreciation, depletion, and amortization	10,867	10,767
Amortization of deferred financing fees	609	1,193
Accretion of future site restoration	84	76
Stock-based compensation	748	578
Other non-cash expenses	170	—
Changes in operating assets and liabilities:
Accounts receivable	78	1,822
Other	(3,004)	(413)
Accounts payable and accrued expenses	(2,275)	(3,525)
Net cash provided by operations	8,296	13,290

Investing Activities
Capital expenditures, including purchases and development of properties	(13,179)	(21,290)
Proceeds from the sale of oil and gas properties	—	11,869
Net cash used in investing activities	(13,179)	(9,421)

Financing Activities
Proceeds from long-term borrowings	35,790	14,850
Payments on long-term borrowings	(128,404)	(18,300)
Issuance of stock for compensation	—	116
Deferred financing fees	(992)	—
Proceeds from exercise of stock options	1	452
Net proceeds from issuance of equity	20,073	—
Net proceeds from issuance of partnership equity	92,643	—
Partnerships distribution to minority interest	(912)	—
Net cash provided by (used in) financing activities	18,199	(2,882)
Increase (decrease) in cash	13,316	987
Cash, at beginning of period	43	42
Cash, at end of period	$13,359	$1,029

Supplemental disclosure of cash flow information:
Interest paid	$8,128	$8,291
Non-cash items:
Future site restoration	$4	$27

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

As a result of these transactions, the Company recognized a gain of $59.3 million, excluding the loss on the early extinguishment of debt $6.5 million discussed above. The gain was calculated in accordance with the requirements of Staff Accounting Bulletin 51, (Topic 5H) based on the fact that the Company elected gain treatment as a policy and the transaction met the following criteria: (1) there were no additional broad corporate reorganizations contemplated; (2) there was not a reason to believe that the gain would not be realized, since there is no additional capital raising transaction anticipated nor was there a significant concern about the new entity’s ability to continue in existence; (3) the share price of capital raised in the private placement was objectively determined; (4) no repurchases of the new subsidiary’s units are planned; and (5) the Company acknowledges that it will consistently apply the policy, and any future transactions that might result in a loss must be recorded as a loss in the income statement.

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

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income available to common stockholders	$2,998	$589	$59,495	$2,792
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	48,814	42,584	45,524	42,550

Effect of dilutive securities:
Stock options and warrants	127	1,327	346	1,495

Dilutive potential common shares
Denominator for diluted earnings per share -
Weighted-average shares and assumed onversions	48,941	43,911	45,870	44,045

Net earnings per common share – basic	$0.06	$0.01	$1.31	$0.07

Net earnings per common share – diluted	$0.06	$0.01	$1.30	$0.06

Note 6. Hedging Program and Derivatives

The Company does not intend to employ hedge accounting as prescribed by SFAS 133 “ Accounting for Derivative Instruments and Hedging Activities”, and related interpretations. Accordingly, instruments are recorded on the balance sheet at their fair value with adjustments to the carrying value of the instruments being recognized in revenue in the current period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenue :
Crude Oil Sales	$3,479	$3,478	$9,212	$9,620
Natural Gas Sales	7,480	9,233	25,939	28,240
Realized hedge gain (loss)	1,573	183	1,447	466
Unrealized hedge gain (loss)	690	(47)	2,506	316
Rig Operations	443	363	1,082	1,168
Other	2	6	5	15
	$13,667	$13,216	$40,191	$39,825

Operating Income	$5,911	$5,426	$16,198	$16,509
Crude Oil Production (MBbls)	48	52	147	150
Natural Gas Production (MMcfs)	1,409	1,725	4,334	4,926
Average Crude Oil Sales Price ($/Bbl)	$67.98	$66.62	$61.05	$64.24
Average Natural Gas Sales Price ($/Mcf)	$6.58	$5.46	$6.37	$5.83

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

DD&A Expenses. DD&A expense increased to $10.9 million for the nine months ended September 30, 2007 from $10.8 million for the same period of 2006. The increase in DD&A was primarily due to a decrease in our proved reserves for the period ended September 30, 2007 as compared to the same period of 2006. Our DD&A on a per Mcfe basis for the nine months ended September 30, 2007 was $2.08 per Mcfe as compared to $1.85 in 2006. The increase was primarily the result of a reduction in the amount of our proved reserves during 2007 as compared to the same period of 2006 as well as a decrease in production volumes for the nine months ended September 30, 2007 as compared to the same period of 2006.

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