Form 10-Q
period 2008-03-31
ABRAXAS PETROLEUM CORP
filed 2008-05-12
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16701

ABRAXAS PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 N. Loop 1604 East, Suite 100, San Antonio, TX 78232
(Address of principal executive offices) (Zip Code)

210-490-4788
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes[ X ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not mark if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes[ X ]  No

The number of shares of the issuer’s common stock outstanding as of May 8, 2008 was:

Class	Shares Outstanding
Common Stock, $.01 Par Value	49,099,518

Forward-Looking Information

We make forward-looking statements throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe”, “expect”, “anticipate”, “intend”, “plan”, “seek”, “estimate”, “could”, “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable. The forward-looking information contained in this document is generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends. The factors that may affect our expectations regarding our operations include, among others, the following:

•	our high debt level;
•	our success in development, exploitation and exploration activities;
•	our ability to make planned capital expenditures;
•	declines in our production of natural gas and crude oil;
•	prices for natural gas and crude oil;
•	our ability to raise equity capital or incur additional indebtedness;
•	political and economic conditions in oil producing countries, especially those in the Middle East;
•	prices and availability of alternative fuels;
•	our restrictive debt covenants;
•	our acquisition and divestiture activities;
•	results of our hedging activities; and
•	other factors discussed elsewhere in this report.

In addition to these factors, important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

ABRAXAS PETROLEUM CORPORATION AND SUBSIDIARIES

FORM 10 – Q

INDEX

PART I

FINANCIAL INFORMATION

ITEM 1 -	Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets - March 31, 2008

and December 31, 2007	4

Condensed Consolidated Statements of Operations -

Three Months Ended March 31, 2008 and 2007	6

Condensed Consolidated Statements of Cash Flows -

Three Months Ended March 31, 2008 and 2007	7
Notes to Condensed Consolidated Financial Statements	8

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and
Results of Operations	11

ITEM 3 -	Quantitative and Qualitative Disclosure about Market Risk	21

ITEM 4 -	Controls and Procedures	22

PART II

OTHER INFORMATION

ITEM 1 -	Legal Proceedings	23
ITEM 1A-	Risk Factors	23
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3 -	Defaults Upon Senior Securities	23
ITEM 4 -	Submission of Matters to a Vote of Security Holders	23
ITEM 5 -	Other Information	23
ITEM 6 -	Exhibits	23
Signatures	24

Abraxas Petroleum Corporation

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,571	$18,936
Accounts receivable, net:
Joint owners	1,726	840
Oil and gas production	12,856	5,288
Other	55	—
	14,637	6,240

Hedge asset – current	—	2,658
Other current assets	343	377
Total current assets	21,551	28,099

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	402,761	265,090
Unproved properties excluded from depletion	—	—
Other property and equipment	3,819	3,633
Total	406,580	268,723
Less accumulated depreciation, depletion, and amortization	156,788	151,696
Total property and equipment – net	249,792	117,027

Deferred financing fees, net	2,161	856
Hedge asset – Long-term	—	359
Other assets	908	778
Total assets	$274,412	$147,119

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Condensed Consolidated Balance Sheets (continued)

(unaudited)

(in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,261	$7,413
Oil and gas production payable	3,028	2,429
Accrued interest	1,569	241
Other accrued expenses	1,666	1,514
Hedge liability – current	12,073	5,154
Current maturities of long-term debt	50,000	—
Total current liabilities	73,597	16,751

Long-term debt, excluding current maturities	115,600	45,900

Hedge liability – long-term	17,546	3,941
Future site restoration	9,971	1,019
Total liabilities	216,714	67,775

Minority interest in partnership	10,433	23,497

Stockholders’ equity:

Common Stock, par value $.01 per share-authorized 200,000,000 shares; issued 49,054,018 and, 49,020,949	491	490
Additional paid-in capital	185,927	185,646
Accumulated deficit	(139,782)	(130,791)
Accumulated other comprehensive income	629	502
Total stockholders’ equity	47,265	55,847
Total liabilities and stockholders’ equity	$274,412	$147,119

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue:
Oil and gas production revenues	$21,863	$11,532
Rig revenues151	306	328
Realized hedge loss	(883)	(81)
Unrealized hedge loss	(26,075)	(129)
Other	1	1
	(4,788)	11,651
Operating costs and expenses:
Lease operating and production taxes	5,202	2,962
Depreciation, depletion and amortization	5,094	3,655
Rig operations	210	171
General and administrative (including stock-based compensation of $246 and $171)	1,799	1,316
	12,305	8,104
Operating income (loss)	(17,093)	3,547

Other (income) expense
Interest income	(96)	(14)
Interest expense	2,466	4,151
Amortization of deferred financing fees	194	398
	2,564	4,535
Loss before minority interest	(19,657)	(988)
Minority interest in loss of partnership	10,666	—
Net loss	(8,991)	$(988)

Net income per common share – basic	$(0.18)	$(0.02)
Net income per common share – diluted	$(0.18)	$(0.02)

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from Operating Activities
Net loss	$(8,991)	$(988)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Minority interest in partnership loss	(10,666)	—
Change in derivative fair value	23,541	(129)
Depreciation, depletion, and amortization	5,094	3,655
Accretion of future site restoration	120	27
Amortization of deferred financing fees	194	398
Stock-based compensation	246	172
Other non-cash items	21	128
Changes in operating assets and liabilities:
Accounts receivable	(8,509)	(31)
Other	31	575
Accounts payable and accrued expenses	8,595	953
Net cash provided by operations	9,676	4,760

Cash flows from Investing Activities
Capital expenditures, including purchases and development of properties	(137,859)	(3,900)
Net cash used in investing activities	(137,859)	(3,900)

Cash flows from Financing Activities
Proceeds from long-term borrowings	119,700	708
Payments on long-term borrowings	—	(1,000)
Proceeds from exercise of stock options	15	—
Deferred financing fees	(1,499)	(1)
Partnership distributions	(2,398)	—
Net cash provided by (used in) financing operations	115,818	(293)
Increase (decrease) in cash	(12,365)	567
Cash, at beginning of period	18,936	43
Cash, at end of period	$6,571	$610

Supplemental disclosures of cash flow information:
Interest paid	$2,314	$108

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(tabular amounts in thousands except per share data)

Note 1.	Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K filed for the year ended December 31, 2007. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations, and cash flows. All the material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by independent registered public accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full year.

The terms “Abraxas” or “Abraxas Petroleum” refer to Abraxas Petroleum Corporation and its subsidiaries other than Abraxas Energy Partners, L.P., which we refer to as “Abraxas Energy Partners” or the “Partnership”, and its subsidiary, Abraxas Operating, LLC, which we refer to as “Abraxas Operating” and the terms “we”, “us”, “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its consolidated subsidiaries including Abraxas Energy Partners and Abraxas Operating effective May 25, 2007. The operations of Abraxas Petroleum and the Partnership are consolidated for financial reporting purposes with the interest of the 52.8% minority owners of the Partnership presented as minority interest. Abraxas owns the remaining 47.2% of the partnership interests. The Company has determined that based on its control of the general partner of the Partnership, this 47.2% owned entity should be consolidated for financial reporting purposes.

The condensed consolidated financial statements included herein have been prepared by Abraxas and are unaudited, except for the balance sheet at December 31, 2007, which has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2008 and 2007, and the cash flows for each of the three-month periods ended March 31, 2008 and 2007. Although management believes the unaudited interim related disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based Compensation

The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. The Company uses the Black-Scholes model for option valuation as of the current time.

The following table summarizes the stock option activities for the three months ended March 31, 2008.

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, December 31, 2007	2,526	$2.65	$1.52	$3,847
Granted	13	$3.61	$2.16	29
Exercised	(8)	$1.65	$1.39	(12)
Expired or canceled	—	$—	$—	—
Outstanding, March 31, 2008	2,531	$2.66	$1.53	$3,864

The following table shows the weighted average assumptions used in the Black-Scholes valuation of the fair value of option grants during 2008.

Expected dividend yield	0%
Volatility	0.5198
Risk free interest rate	3.598%
Expected life	7.83
Fair value of options granted	$29
Weighted average grant date fair value of options granted	$2.16

 Additional information related to options at March 31, 2008 and December 31, 2007 is as follows:

	March 31,	December 31,
	2008	2007
Options exercisable	1,867	1,852

As of March 31, 2008, there was approximately $1.6 million of unamortized compensation expense related to outstanding options that will be recognized through the period ended March 2010.

Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS No. 157) —In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB agreed to defer the effective date of Statement 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities. We are evaluating the impact of SFAS No. 157 on our consolidated financial statements and do not expect the impact of implementation to be material.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging

Activities.” Enhanced disclosures to improve financial reporting transparency are required and include disclosure about the location and amounts of derivative instruments in the financial statements, how derivative instruments are accounted for and how derivatives affect an entity’s financial position, financial performance and cash flows. A tabular format including the fair value of derivative instruments and their gains and losses, disclosure about credit risk-related derivative features and cross-referencing within the footnotes are also new requirements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application and comparative disclosures encouraged, but not required. We have not yet adopted SFAS No. 161. We do not believe that SFAS No. 161 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS No. 160 clarifies that a noncontrolling interest (previously commonly referred to as a minority interest) in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements. The presentation of the consolidated income statement has been changed by SFAS No. 160, and consolidated net income attributable to both the parent and the noncontrolling interest is now required to be reported separately. Previously, net income attributable to the noncontrolling interest was typically reported as an expense or other deduction in arriving at consolidated net income and was often combined with other financial statement amounts. In addition, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in the equity in the consolidated financial statements separately from the parent’s equity. Subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity interest in the former subsidiary must be initially measured at fair value. Expanded disclosures, including a reconciliation of equity balances of the parent and noncontrolling interest, are also required. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Prospective application is required. At this time, we do not have any material noncontrolling interests in consolidated subsidiaries. Therefore, we do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) was issued in an effort to continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Certain of these changes will introduce more volatility into earnings. The acquirer must now record all assets and liabilities of the acquired business at fair value, and related transaction and restructuring costs will be expensed rather than the previous method of being capitalized as part of the acquisition. SFAS No. 141(R) also impacts the annual goodwill impairment test associated with acquisitions, including those that close before the effective date of SFAS No. 141(R). The definitions of a “business” and a “business combination” have been expanded, resulting in more transactions qualifying as business combinations. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008 and earlier adoption is prohibited. We cannot predict the impact that the adoption of SFAS No. 141(R) will have on our financial position, results of operations or cash flows with respect to any acquisitions completed after December 31, 2008.

Note 2. Acquisitions

On January 31, 2008, Abraxas Operating Company, a wholly-owned subsidiary of the Partnership, consummated the acquisition of certain oil and gas properties located in various states from St. Mary Land & Exploration Company, (“St. Mary”), and certain other sellers for $126.0 million. The properties are primarily located in the Rocky Mountain and Mid-Continent regions of the United States, and, at December 31, 2007, included approximately 57.5 Bcfe (9.6 MMBOE) of estimated proved reserves.

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

Simultaneously, Abraxas announced that it had completed the acquisition of certain oil and gas properties from St. Mary with estimated proved reserves of at December 31, 2007 of approximately 3.1 Bcfe (0.5 MMBOE) for a purchase price of approximately $5.6 million. Abraxas paid the purchase price from its internal funds. The right to purchase these properties had previously been assigned to Abraxas by the Partnership.

The results of operations from these properties from the effective date of December 1, 2007 through closing on January 31, 2008 will be accounted for as a purchase price adjustment. The revenue and expenses relating to these properties for the months of February and March 2008 are included in the accompanying unaudited condensed consolidated financial statements.

Note 3.	Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three-month period ended March 31, 2008, there is no current or deferred income tax expense or benefit due to losses and/or loss carryforwards and valuation allowance which has been recorded against such benefits.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operations for the quarter ended March 31, 2008. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 1999 through 2007 remain open to examination by the tax jurisdictions to which the Company is subject.

Note 4.	Debt

Long-term debt consisted of the following:

	March 31, 2008	December 31, 2007
Partnership credit facility	$115,600	$45,900
Partnership subordinated credit agreement	50,000	—
Senior secured credit facility	—	—
	165,600	45,900
Less current maturities	(50,000)	—
	$115,600	$45,900

Senior Secured Credit Facility. On June 27, 2007, Abraxas entered into a new senior secured revolving credit facility, which we refer to as the Credit Facility. The Credit Facility has a maximum commitment of $50 million. Availability under the Credit Facility is subject to a borrowing base. The borrowing base under the Credit Facility, which is currently $6.5 million, is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, may make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we may also request one redetermination during any six-month period between scheduled redeterminations. The lenders may also make a redetermination in connection with any sales of producing properties with a market value of 5% or more of our current borrowing base. Our borrowing base at March 31, 2008 of $6.5 million was determined based upon our reserves at December 31, 2006 after giving effect to the contribution of properties to the Partnership in May 2007. Our borrowing base can never exceed the $50.0 million maximum commitment amount. Outstanding amounts under the Credit Facility will bear interest at (a) the greater of reference rate announced from time to time by Société Générale, and (b) the Federal Funds Rate plus ½ of 1%, plus in each case, (c) 0.5% - 1.5% depending on utilization of the borrowing base, or, if Abraxas elects, at the London Interbank Offered Rate plus 1.5% - 2.5%, depending on the utilization of the borrowing base. Subject to earlier termination rights and events of default, the Credit Facility’s stated maturity date will be June 27, 2011. Interest will be payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances.

Abraxas is permitted to terminate the Credit Facility, and may, from time to time, permanently reduce the lenders’ aggregate commitment under the Credit Facility in compliance with certain notice and dollar increment requirements.

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

Each of the GP and Abraxas Operating has guaranteed the Partnership’s obligations under the Subordinated Credit Agreement on a subordinated secured basis. Obligations under the Subordinated Credit Agreement are secured by subordinated security interests, subject to certain permitted encumbrances, in property and assets of the Partnership, GP, and Abraxas Operating comprising at least 90% of the PV-10 of their proved reserves and the related oil and gas properties, other than the GP’s general partner units in the Partnership.

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

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Numerator	(in thousands except per share data)
Net loss available to common stockholders	$(8,991)	$(988)
Denominator:
Denominator for basic earnings per share – weighted-average shares	48,871,974	42,681,278
Effect of dilutive securities:
Stock options and warrants	—	—
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed Conversions	48,871,974	42,681,278
Net earnings per common share – basic	$(0.18)	$(0.02)
Net earnings per common share – diluted	$(0.18)	$(0.02)

For the three months ended March 31, 2008 none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been a loss in this period, dilutive shares would have been 399,408_shares for the three months ended March 31, 2008.

Note 6. Hedging Program and Derivatives

The Partnership enters into agreements to hedge the risk of future oil and gas price fluctuations. Such agreements are primarily in the form of NYMEX-based fixed price commodity swaps, which limit the impact of price fluctuations with respect to the Partnership’s sale of oil and gas. The Partnership does not enter into speculative hedges.

Statement of Financial Accounting Standards, (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Partnership elected not to designate its derivative instruments for hedge accounting as prescribed by SFAS 133. Accordingly, all derivatives will be recorded on the balance sheet at fair value with changes in fair value being recognized in earnings.

Under the terms of the Partnership Credit Facility, Abraxas Energy Partners was required to enter into hedging arrangements for specified volumes, which equated to approximately 85% of the estimated oil and gas production through December 31, 2011 from its net proved developed producing reserves.

The following table sets forth the Partnership’s current hedge position:

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

Note 7. Financial Instruments

SFAS 157—Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The implementation of SFAS 157 did not cause a change in the method of calculating fair value of assets or liabilities, with the exception of incorporating a measure of the Company’s own nonperformance risk or that of its counterparties as appropriate, which was not material. The primary impact from adoption was additional disclosures.

The Company elected to implement SFAS 157 with the one-year deferral permitted by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), issued February 2008, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As it relates to the Company, the deferral applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and gas property assessments; and the initial recognition of asset retirement obligations for which fair value is used.

Fair Value Hierarchy—SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2- inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets	$—	$—	$—	$—
Liabilities
Derivative contracts	$—	$—	$29,619	$29,619
Total Liabilities	$—	$—	$29,619	$29,619

Commodity derivative instruments consist of fixed price swaps for crude oil and natural gas. The Company’s costless collars are valued based on the counterparty’s marked-to-market statements, Such values have been derived using models that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term. The Company has not attempted to obtain sufficient corroborating market evidence to support classifying these derivative contracts as Level 2 accordingly they are classified as Level 3.

Note 8. Contingencies - Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2008, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

ABRAXAS PETROLEUM CORPORATION

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2007. The terms “Abraxas” or “Abraxas Petroleum” refer to Abraxas Petroleum Corporation and its subsidiaries other than Abraxas Energy Partners, L.P., which we refer to as “Abraxas Energy Partners” or the “Partnership”, and its subsidiary, Abraxas Operating, LLC, which we refer to as “Abraxas Operating” and the terms “we”, “us”, “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its consolidated subsidiaries including Abraxas Energy Partners and Abraxas Operating. The operations of Abraxas Petroleum and the Partnership are consolidated for financial reporting purposes with the interest of the 52.8% minority owners presented as minority interest. Abraxas owns the remaining 47.2% of the partnership interests.

Critical Accounting Policies

          There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2007.

General

We are independent energy company primarily engaged in the development and production of natural gas and crude oil. Our principal means of growth has been through the acquisition and subsequent development and exploitation of producing properties. As a result of these activities, we believe that we have a number of development opportunities on our properties. In addition, we intend to expand upon our development activities with complementary exploration projects in our core areas of operation. Success in our development and exploration activities is critical to the maintenance and growth of our current production levels and associated reserves.

  Factors Affecting Our Financial Results

While we have attained positive net income in four of the five years ended December 31, 2007, we sustained a loss in the first quarter of 2008 and we cannot assure you that we can achieve positive operating income and net income in the future. Our financial results depend upon many factors, which significantly affect our results of operations including the following:

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

Commodity Prices and Hedging Activities.

The results of our operations are highly dependent upon the prices received for our natural gas and crude oil production. The prices we receive for our production are dependent upon spot market prices, price differentials and the effectiveness of our hedging arrangements. Substantially all of our sales of natural gas and crude oil are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our natural gas and crude oil production are dependent upon numerous factors beyond our control. Significant declines in prices for natural gas and crude oil could have a material adverse effect on our financial condition, results of operations, cash flows and quantities of reserves recoverable on an economic basis. Recently, the prices of natural gas and crude oil have been volatile. During the first quarter of 2008, prices for natural gas and crude oil were sustained at record or near-record levels. New York Mercantile Exchange (NYMEX) spot prices for West Texas Intermediate (WTI) crude oil averaged $97.81 per barrel for the quarter ended March 31, 2008. WTI crude oil ended the quarter at $101.59 per barrel. NYMEX Henry Hub spot prices for natural gas averaged $8.64 per million British thermal units (MMBtu) during first quarter of 2008 and ended the quarter at $10.10.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location,
•	adjustments for BTU content; and
•	gathering, processing and transportation costs.

During the first quarter of 2008, differentials averaged $4.18 per BOE of crude oil and $1.32 per Mcf of natural gas. We expect to realize greater differentials during the remainder of 2008 because of the increased percentage of our production from the Rocky Mountain and Mid-Continent regions which experience higher differentials than our Texas properties. Under the terms of the Partnership Credit Facility, Abraxas Energy Partners was required to enter into hedging arrangements for specified volumes, which equated to approximately 85% of the estimated oil and gas production through December 31, 2011 from its net estimated proved developed producing reserves. The Partnership intends to enter into hedging arrangements in the future to reduce the impact of price volatility on its cash flow. By removing a significant portion of price volatility on its future oil and gas production, the Partnership believes it will mitigate, but not eliminate, the potential effects of changing commodity gas prices on its cash flow from operations for those periods.

The following table sets forth the Partnership’s hedge position at March 31, 2008:

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

At March 31, 2008, the aggregate fair market value of our hedges was approximately $(29.6) million.

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

We had capital expenditures of $137.9 million during the first quarter of 2008, including $131.3 million for the St. Mary property acquisition that closed in January, 2008, and have a capital budget for 2008 of approximately $55 million of which $35 million is applicable to Abraxas and $20 million applicable to the

Partnership. The final amount of our capital expenditures for 2008 will depend on our success rate, production levels, the availability of capital and commodity prices.

Availability of Capital. As described more fully under “Liquidity and Capital Resources” below, Abraxas’ sources of capital going forward will primarily be cash from operating activities, funding under the Credit Facility, cash on hand, distributions from the Partnership and if an appropriate opportunity presents itself, proceeds from the sale of properties. Abraxas Energy Partners’ principal sources of capital will be cash from operating activities, borrowings under the Partnership Credit Facility, and sales of debt or equity securities if available to it. At March 31, 2008, Abraxas had approximately $6.5 million of availability under the Credit Facility. Upon the closing of the acquisition of properties described in Recent Transactions, the Partnership borrowed $115.6 million under the Partnership Credit Facility and $50 million under the Subordinate Credit Agreement. Upon the completion of this transaction, the Partnership had $24.4 million available under the Partnership Credit Facility.

Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth. Our properties are concentrated in locations that facilitate substantial economies of scale in drilling and production operations and more efficient reservoir management practices. At December 31, 2007 we operated 95% of the properties accounting for approximately 95% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenses.

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

Recent Transactions

On January 31, 2008, Abraxas Operating consummated the acquisition of certain oil and gas properties located in various states from St. Mary and certain other sellers for $126.0 million. The properties are primarily located in the Rocky Mountain and Mid-Continent regions of the United States, and, at December 31, 2007, included approximately 57.5 Bcfe (9.6 MMBOE) of estimated proved reserves.

The Partnership borrowed approximately $115.6 million under the Partnership Credit Facility and $50 million under the Subordinated Credit Agreement in order to complete this acquisition and repay its previously outstanding indebtedness of $45.9 million. For a complete description of these credit facilities, please see “ – Liquidity and Capital Resources–Long-Term Indebtedness”.

Simultaneously, Abraxas announced that it had completed the acquisition of certain oil and gas properties from St. Mary with estimated proved reserves of at December 31, 2007 of approximately 3.1 Bcfe (0.5 MMBOE) for a purchase price of approximately $5.6 million. Abraxas paid the purchase price from its internal funds. The right to purchase these properties had previously been assigned to Abraxas by the Partnership.

Results of Operations

The following table sets forth certain of our operating data for the periods presented.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Operating Revenue: (1) (2)
Crude oil sales	$10,858	$2,741
Natural gas sales	11,005	8,791
Realized hedge loss	(883)	(81)
Unrealized hedge loss	(26,075)	(129)
Rig operations	306	328
Other	1	1
	$(4,788)	$11,651

Operating Income (loss)	$(17,093)	$3,547

Crude oil production (MBbl)	116.0	50.2
Natural gas production (MMcf)	1,504	1,451
Average crude oil sales price ($/Bbl)	$93.63	$54.63
Average natural gas sales price ($/Mcf)	$7.32	$6.06

(1)	Revenue and average sales prices are before the impact of hedging activities.
(2)	Includes results of operations for properties acquired from St. Mary Land & Exploration for February and March 2008.

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Operating Revenue. During the three months ended March 31, 2008, operating revenue from natural gas and crude oil sales increased to $21.9 million from $11.3 million for the first quarter of 2007. The increase in revenue was primarily due to increased production volumes as well as higher realized prices during the first quarter of 2008 as compared to the same period of 2007. Higher realized prices contributed $4.0 million to revenue for the quarter while increased production volumes contributed $6.6 million.

Average sales prices net of hedging cost for the quarter ended March 31, 2008 were:

▪	$93.63 per Bbl of crude oil,
▪	$ 7.32 per Mcf of natural gas

Average sales prices net of hedging cost for the quarter ended March 31, 2007 were:

▪	$54.63 per Bbl of crude oil,
▪	$ 6.06 per Mcf of natural gas

Crude oil sales volumes increased from 50.2 MBbls during the quarter ended March 31, 2007 to 116.0 MBbls for the same period of 2008. The increase in crude oil sales volumes was primarily due to production from properties acquired in the St. Mary acquisition that closed on January 31, 2008. Production for the months of February and March from these properties added 64.7 MBbls of crude oil. Natural gas production volumes increased from 1,451 MMcf for the three months ended March 31, 2007 to 1,504 MMcf for the same period of 2008. The properties acquired in the St. Mary acquisition contributed 352.9 MMcf of natural gas production during the quarter, which was partially offset by natural field declines.

Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended March 31, 2008 increased to $5.2 million compared to $3.0 million in 2007. LOE related to the properties acquired in the St. Mary property acquisition added $2.3 million to LOE during the quarter. LOE on a per BOE basis for the three months ended March 31, 2008 was $14.19 per BOE compared to $10.14 for the same period of 2007. The increase in per BOE cost was attributable to the increase in the number of crude oil wells as a result of the St. Mary acquisition, which are more expensive to operate than natural gas wells, as well as well as the overall increase in costs.

General and Administrative (“G&A”) Expenses. G&A expenses, excluding stock-based compensation, increased to $1.6 million for the quarter ended March 31, 2008 compared to $1.1 million during for the quarter ended March 31, 2007. The increase in G&A was primarily due to higher personnel expenses associated with additional staff added to manage the properties acquired from St. Mary. G&A expense on a per BOE basis was $4.24 for the first quarter of 2008 compared to $3.92 for the same period of 2007. The increase in G&A expense on a per BOE basis was primarily due to increased cost in the first quarter of 2008 compared to the same period in 2007.

Stock-based Compensation. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. Options granted to employees are valued at the date of grant and expense is recognized over the options vesting period. For the quarters ended March 31, 2008 and 2007, stock based compensation was approximately $246,000 and $172,000 respectively. The increase in 2008 as compared to 2007 is due to the grant on options and restricted stock in the third quarter of 2007 as well as grants to new employees hired as a result of the St. Mary acquisition.

Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization (“DD&A”) expense increased to $5.1 million for the three months ended March 31, 2008 from $3.7 million for same period of 2007. The increase in DD&A is primarily the result of increased production as well as an increase in out depletion base as a result of the St. Mary acquisition. Our DD&A on a per BOE basis for the three months ended March 31, 2008 was $13.89 per BOE compared to $12.51 per BOE in 2007. The increase in the per BOE DD&A was due to a higher depletion base for the period.

Interest Expense. Interest expense decreased to $2.5 million for the first three months of 2008 from $4.2 million for the same period of 2007. The decrease in interest expense was primarily due lower levels of long-term debt during the first quarter of 2008 as compared to 2007 as well as lower interest rates. Long-term debt increased on January 31, 2008 as a result of the St. Mary acquisition. The interest rate on our senior notes, which were redeemed in May 2007, was 12.5% for the three months ended March 31, 2007. The interest rates on the Partnerships amended credit facility averaged approximately 7.0% and the Partnerships subordinated credit facility averaged approximately 8.1% for the quarter ended March 31, 2008.

Minority interest. Minority interest represents the share of the net income (loss) of Abraxas Energy Partners for the period owned by the partners other than Abraxas Petroleum. For the quarter ended March 31, 2008, the minority interest in the net loss of the Partnership was approximately $10.7 million

Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS No. 157) —In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB agreed to defer the effective date of Statement 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities. We are evaluating the impact of SFAS No. 157 on our consolidated financial statements and do not expect the impact of implementation to be material.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Enhanced disclosures to improve financial reporting transparency are required and include disclosure about the location and amounts of derivative instruments in the financial statements, how derivative instruments are accounted for and how derivatives affect an entity’s financial position, financial performance and cash flows. A tabular format including the fair value of derivative instruments and their gains and losses, disclosure about credit risk-related derivative features and cross-referencing within the footnotes are also new requirements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application and comparative disclosures encouraged, but not required. We have not yet adopted SFAS No. 161. We do not believe that SFAS No. 161 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS No. 160 clarifies that a noncontrolling interest (previously commonly referred to as a minority interest) in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements. The presentation of the consolidated income statement has been changed by SFAS No. 160, and consolidated net income attributable to both the parent and the noncontrolling interest is now required to be reported separately. Previously, net income attributable to the noncontrolling interest was typically reported as an expense or other deduction in arriving at consolidated net income and was often combined with other financial statement amounts. In addition, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in the equity in the consolidated financial statements separately from the parent’s equity. Subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity interest in the former subsidiary must be initially measured at fair value. Expanded disclosures, including a reconciliation of equity balances of the parent and noncontrolling interest, are also required. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Prospective application is required. At this time, we do not have any material noncontrolling interests in consolidated subsidiaries. Therefore, we do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position, results of operations or cash flows.

                In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) was issued in an effort to continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Certain of these changes will introduce more volatility into earnings. The acquirer must now record all assets and liabilities of the acquired business at fair value, and related transaction and restructuring costs will be expensed rather than the previous method of being capitalized as part of the acquisition. SFAS No. 141(R) also impacts the annual goodwill impairment test associated with acquisitions, including those that close before the effective date of SFAS No. 141(R). The definitions of a “business” and a “business combination” have been expanded, resulting in more transactions qualifying as business combinations. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008 and earlier adoption is prohibited. We cannot predict the impact that the adoption of SFAS No. 141(R) will have on our financial position, results of operations or cash flows with respect to any acquisitions completed after December 31, 2008.

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

Abraxas’ sources of capital going forward will primarily be cash from operating activities, funding under its credit facility, cash on hand, and if an appropriate opportunity presents itself, proceeds from the sale of properties. We may also seek equity capital although we may not be able to complete any equity financings on terms acceptable to us, if at all. The Partnership’s principal sources of capital will be cash from operating activities, borrowings under the Partnership Credit Facility and sales of debt or equity securities if available to it.

Working Capital (Deficit). At March 31, 2008, our current liabilities of approximately $73.6 million exceeded our current assets of $21.6 million resulting in a working capital deficit of $52.0 million. This compares to a working capital of approximately $11.3 million at December 31, 2007. Current liabilities at March 31, 2008 consisted of current portion of long-term debt consisting of $50.0 million outstanding under the Partnership’s Subordinated Credit Agreement, the current portion of hedge liability of $12.1 million, trade payables of $5.3 million, revenues due third parties of $3.0 million, accrued interest of $1.6 million and other accrued liabilities of $1.7 million. The Partnership intends to repay its subordinated Credit Facility with proceeds from its initial public offering (“IPO”) later this year. In the event that the IPO has not been completed in this time frame, or is not successful, the Partnership will enter into discussions with the lending institutions to either extend or refinance the $50.0 million in debt under its Subordinated Credit Agreement, due January 31, 2009 There can be no assurance that the Partnership will be successful in such negotiations.

Capital expenditures. Capital expenditures during the first three months of 2008 were $137.9 million compared to $3.9 million during the same period of 2007. The table below sets forth the components of these capital expenditures on a historical basis for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Expenditure category:
Acquisitions	$131,333	$—
Development	6,340	3,896
Facilities and other	186	4
Total	$137,859	$3,900

During the three months ended March 31, 2008 capital expenditures were primarily for the acquisition of properties from St. Mary as well as the development of our existing properties. For the first quarter of 2007, capital expenditures were primarily for the development of existing properties. We anticipate making capital expenditures of $55 million in 2008, excluding the cost of the St. Mary acquisition. The Partnership anticipates making capital expenditures for 2008 of $20 million which will be used primarily for the development of its current properties. These anticipated expenditures are subject to adequate cash flow from operations, availability under our Credit Facility and the Partnership’s Credit Facility and, in Abraxas’ case, distributions of available cash from the Partnership. If these sources of funding do not prove to be sufficient, we may also issue additional shares of equity securities although we may not be able to complete equity financings on terms acceptable to us, if at all. Our ability to make all of our budgeted capital expenditures will also be subject to availability of drilling rigs and other field equipment and services. Our capital expenditures could also include expenditures for the acquisition of producing properties if such opportunities arise. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of natural gas and crude oil decline and if our costs of operations continue to increase as a result of the scarcity of drilling rigs or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset natural gas and crude oil production volumes decreases caused by natural field declines and sales of producing properties, if any.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities relating to continuing operations are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$9,696	$4,760
Net cash used in investing activities	(137,859)	(3,900)

Net cash provided by (used in) financing activities	115,818	(293)
Total	$(12,365)	$567

Operating activities during the three months ended March 31, 2008 provided us $9.7 million of cash compared to providing $4.8 million in the same period in 2007. Net income plus non-cash expense items during 2008 and 2007 and net changes in operating assets and liabilities accounted for most of these funds. Financing activities provided $115.8 for the first three months of 2008 compared to using $293,000 for the same period of 2007. Funds provided in 2008 were primarily proceeds from the Partnership’s credit facility and subordinated facility in connection with the St. Mary property acquisition. Funds used in 2007 were the result of a net reduction in the outstanding balance of our revolving line of credit. Investing activities used $137.9 million during the three months ended March 31, 2008 compared to using $3.9 million for the quarter ended March 31, 2007. Expenditures during the quarter ended March 31, 2008 were primarily for the acquisition of properties from St. Mary Land and Exploration as well as the development of our existing properties. For the first quarter of 2007, capital expenditures were primarily for the development of existing properties.

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

Our cash flow from operations will also depend upon the volume of natural gas and crude oil that we produce. Unless we otherwise expand reserves, our production volumes may decline as reserves are produced. For example, in 2006, Abraxas replaced only 7% of the reserves it produced. In 2007 we replaced 219% of the reserves we produced. In the future, if an appropriate opportunity presents itself, we may sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful, exploration and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be found. If our proved reserves decline in the future, our production will also decline and, consequently, our cash flow from operations, distributions from the Partnership and the amount that we are able to borrow under our credit facilities will also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 69% of Abraxas Petroleum’s and 50% of the Partnership’s total estimated proved reserves at December 31, 2007 were undeveloped. During the first quarter of 2008, we expended approximately $6.3 million for wells in Texas. We continue to perform general well maintenance and work-overs utilizing our own work-over rigs.

Contractual Obligations

We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt
•	Operating leases for office facilities

We have no off-balance sheet debt or unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2008:

Contractual Obligations (dollars in thousands)	Payments due in twelve month periods ended:
	Total	March 31, 2009	March 31, 2010-2011	March 31, 2012-2013	Thereafter

Long-Term Debt (1)	$165,600	$50,000	$—	$115,600	$—
Interest on long-term debt (2)	21,988	9,325	11,764	899	—
Operating Leases (3)	268	268	—	—	—
Total	$187,856	$59,593	$11,764	$116,499	$—

(1)	These amounts represent the balances outstanding under the revolving credit facility and the notes. These repayments assume that we will not draw down additional funds
(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.
(3)	Office lease obligations. The lease for office space for Abraxas expires in 2009

We maintain a reserve for cost associated with the retirement of tangible long-lived assets. At March 31, 2008, our reserve for these obligations totaled $10.0 million for which no contractual commitment exists.

Off-Balance Sheet Arrangements. At March 31, 2008, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At March 31, 2008, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on the Company.

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

Long-Term Indebtedness

Long-term debt consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Partnership credit facility	$115,600	$45,900
Partnership subordinated credit agreement	50,000	—
Senior secured credit facility	—	—
	165,600	45,900
Less current maturities	(50,000)	—
	$115,600	$45,900

Senior Secured Credit Facility. On June 27, 2007, Abraxas entered into a new senior secured revolving credit facility, which we refer to as the Credit Facility. The Credit Facility has a maximum commitment of $50 million. Availability under the Credit Facility is subject to a borrowing base. The borrowing base under the Credit Facility, which is currently $6.5 million, is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, may make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we may also request one redetermination during any six-month period between scheduled redeterminations. The lenders may also make a redetermination in connection with any sales of producing properties with a market value of 5% or more of our current borrowing base. Our borrowing base at March 31, 2008 of $6.5 million was determined based upon our reserves at December 31,

2006 after giving effect to the contribution of properties to the Partnership in May 2007. Our borrowing base can never exceed the $50.0 million maximum commitment amount. Outstanding amounts under the Credit Facility will bear interest at (a) the greater of reference rate announced from time to time by Société Générale, and (b) the Federal Funds Rate plus ½ of 1%, plus in each case, (c) 0.5% - 1.5% depending on utilization of the borrowing base, or, if Abraxas elects, at the London Interbank Offered Rate plus 1.5% - 2.5%, depending on the utilization of the borrowing base. Subject to earlier termination rights and events of default, the Credit Facility’s stated maturity date will be June 27, 2011. Interest will be payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances.

Abraxas is permitted to terminate the Credit Facility, and may, from time to time, permanently reduce the lenders’ aggregate commitment under the Credit Facility in compliance with certain notice and dollar increment requirements.

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

Each of the general partner of the Partnership, Abraxas General Partner, LLC, which is a wholly-owned subsidiary of Abraxas and which we refer to as the GP, and Abraxas Operating, LLC, which is a wholly-owned subsidiary of the Partnership and which we refer to as Abraxas Operating , has guaranteed the Partnership’s obligations under the Credit Facility on a senior secured basis. Obligations under the Partnership Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in property and assets of the GP, the Partnership and Abraxas Operating comprising at least 90% of the PV-10 of their proved reserves and the related oil and gas properties, other than the GP’s general partner units in the Partnership.

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

Each of the GP and Abraxas Operating has guaranteed the Partnership’s obligations under the Subordinated Credit Agreement on a subordinated secured basis. Obligations under the Subordinated Credit Agreement are secured by subordinated security interests, subject to certain permitted encumbrances, in property and assets of the Partnership, GP, and Abraxas Operating comprising at least 90% of the PV-10 of their proved reserves and the related oil and gas properties, other than the GP’s general partner units in the Partnership.

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

Hedging Activities.

Under the terms of the Partnership Credit Facility, Abraxas Energy Partners was required to enter into hedging arrangements for specified volumes, which equated to approximately 85% of the estimated oil and gas production through December 31, 2011 from its net proved developed producing reserves. The Partnership intends to enter into hedging arrangements in the future to reduce the impact of price volatility on its cash flow. By removing a significant portion of price volatility on its future oil and gas production, the Partnership believes it will mitigate, but not eliminate, the potential effects of changing commodity prices on its cash flow from operations for those periods.

Net Operating Loss Carryforwards.

At December 31, 2007, we had, subject to the limitation discussed below, $178.1 million of net operating loss carryforwards for U.S. tax purposes. These loss carryforwards will expire through 2027 if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, we have established a valuation allowance of $47.2 million for deferred tax assets at December 31, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operations as of January 1, 2007 or for the quarter ended March 31, 2007. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 1999 through 2006 remain open to examination by the tax jurisdictions to which the Company is subject.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the quarter ended March 31, 2008, a 10% decline in crude oil and natural gas prices would have reduced our operating revenue, cash flow and net income by approximately $2.2 million for the quarter, however, due to the hedges that the Partnership has in place, it is unlikely that a10% decline in commodity prices from their current levels would significantly impact our operating revenue, cash flow and net income.

Hedging Sensitivity

The Partnership accounts for its derivative instruments in accordance with SFAS 133 as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. In 2003 we elected not to designate derivative instruments as hedges. Accordingly the instruments are recorded on the balance sheet at fair value with changes in the market value of the derivatives being recorded in current oil and gas revenue.

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

Interest rate risk

At March 31, 2008, we had $115.6 million in outstanding indebtedness under the Partnership Credit Facility. Outstanding amounts under the Partnership Credit Facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, and (2) the Federal Funds Rate plus 0.5%, plus in each case, (b) 0.25% to 1.25% depending on utilization of the borrowing base, or, if the Partnership elects, at the London Interbank Offered Rate plus 1.25% to 2.25%, depending on the utilization of the borrowing base. At March 31, 2008, the interest rate on the facility was 5.1%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.2 million on an annual basis. In addition we had $50.0 million in outstanding indebtedness under the Partnerships Subordinated Credit Facility. Outstanding amounts under the Subordinated Credit Agreement bear interest at the reference rate announced from time to time by Société Générale or, if the Partnership elects, at the London Interbank Offered Rate plus various amounts. At March 31, 2008 the interest rate on the facility was 8.13%. For every percentage point that the rate rises, our interest expense would increase by approximately $500,000 on an annual basis.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2008 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

ABRAXAS PETROLEUM CORPORATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

  There have been no changes in legal proceedings from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 6 in the Notes to Condensed Consolidated Financial Statements contained in Part I of this report on Form 10-Q.

Item 1A.	Risk Factors.

  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Abraxas. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

An increase in the differential between NYMEX and the reference or regional index price used to price our oil and gas would reduce our cash flow from operations.

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors. The prices we receive for all of our oil and gas are lower than the relevant benchmark prices, such as NYMEX. The difference between the benchmark price and the price we receive is called a differential. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas. For example, production increases from competing Canadian and Rocky Mountain producers, combined with limited refining and pipeline capacity in the Rocky Mountain area, have gradually widened differentials in this area.

Our hedging activities could result in financial losses or could reduce our cash flow.

To achieve more predictable cash flow and reduce our exposure to adverse fluctuations in the prices of oil and gas and to comply with the requirements under our credit facility, we have and expect to continue to enter into hedging arrangements for a significant portion of our oil and gas production that could result in both realized and unrealized hedging losses. We have entered into NYMEX-based fixed price commodity swap arrangements on approximately 85% of our estimated oil and gas production from our estimated pro forma net proved developed producing reserves through December 31, 2011. The extent of our commodity price exposure is related largely to the effectiveness and scope of our commodity price hedging activities. For example, the prices utilized in our derivative instruments are NYMEX-based, which may differ significantly from the actual prices we receive for oil and gas which are based on the local markets where oil and gas are produced. The prices that we receive for our oil and gas production are lower than the relevant benchmark prices that are used for calculating commodity derivative positions. The difference between the benchmark price and the price we receive is called a differential. As a result, our cash flow could be affected if the basis differentials widen more than we anticipate. For more information see ‘‘—An increase in the differential between NYMEX and the reference or regional index price used to price our oil and gas would reduce our cash flow from operations’’. We currently do not have any basis differential hedging arrangements in place. Our cash flow could also be affected based upon the levels of our production. If production is higher than we estimate, we will have greater commodity price exposure than we intended. If production is lower than the nominal amount that is subject to our hedging arrangements, we may be forced to satisfy all or a portion of our hedging arrangements without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial reduction in cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

       None Item 3.Defaults Upon Senior Securities.

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

Date:May 12, 2008	By: /s/Robert L.G. Watson

ROBERT L.G. WATSON,

President and Chief

Executive Officer

Date: May, 12, 2008	By: /s/Chris E, Williford

CHRIS E. WILLIFORD,

Executive Vice President and

Principal Accounting Officer