Form 10-K/A
period 2007-12-31
ABRAXAS PETROLEUM CORP
filed 2008-08-11
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-Number 1

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16071

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                     Yes[ ]No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                                                                              Yes[ ]No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                     Yes[ X ]No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

i

Explanatory Note: We are filing this Form 10-K/A Number 1 in response to comments we have received from the Division of Corporation Finance of the SEC. Except for Items 1, 1A, 2, 6, 7, 7A, 8 and 15, no other information included in the original report on Form 10-K filed on March 17, 2008 (the “Original Form 10-K”) is amended by this Form 10-K/A Number 1. For convenience, we have repeated the Original Form 10-K in its entirety. This Form 10-K/A Number 1 amends Abraxas Petroleum Corporation's Form 10-K for the year ended December 31, 2007, originally filed with the Securities and Exchange Commission (the "SEC") on March 17, 2008.

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

Part I

Item 1. Business

As part of a series of restructuring transactions approved in 2004, we adopted a plan to dispose of our operations and interest in Grey Wolf Exploration Inc., a wholly-owned Canadian subsidiary of Abraxas Petroleum Corporation. In February 2005, Grey Wolf closed on an initial public offering resulting in our substantial divestiture of our capital stock in Grey Wolf. As a result of the disposal of Grey Wolf, the results of operations of Grey Wolf are reflected in our Financial Statements and in this document as “Discontinued Operations” and our remaining operations are referred to in our Financial Statements and in this document

ii

as “Continuing Operations” or “Continued Operations.” Unless otherwise noted, all disclosures are for Continuing Operations. See Note 3 to the consolidated financial statements in Item 8.

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

Net proceeds from these transactions of approximately $157.5 million (including $35.0 million borrowed under the Partnership’s credit facility) were used to refinance and repay all of Abraxas’ and its subsidiaries’ outstanding indebtedness (including accrued and unpaid interest due June 1, 2007) and pay preformation and transaction expenses with the excess proceeds used to make a distribution of excess capital to Abraxas.

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

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices of, and demand for, natural gas and crude oil. Historically, the markets for natural gas and crude oil have been volatile and are likely to continue to be volatile in the future. The prices we receive for our natural gas and crude oil production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of natural gas and crude oil have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability and cash flow from operations. You should read the discussion under “Risk Factors – Risks Relating to Our Industry — Market conditions for natural gas and crude oil, and particularly volatility of prices for natural gas and crude oil, could adversely affect our revenue, cash flows, profitability and growth” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information relating to the effects of decreases in natural gas and crude oil prices on us. To help mitigate the impact of commodity price volatility, we hedge our production through the use of fixed price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Commodity Prices and Derivative Activities” and Note 12 of the notes to our consolidated financial statements for more information regarding our derivative activities.

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

Both Abraxas and the Partnership enter into derivative contracts, which we sometimes refer to as hedge arrangements, from time to time to reduce our exposure to fluctuations in natural gas and crude oil prices and to achieve more predictable cash flow. In 2005, we incurred realized and unrealized derivative losses of $139,000 and $452,000, respectively, resulting from the price floors we established. For the year ended December 31, 2006, we had realized and unrealized derivative gains of $565,000 and $81,000 respectively, and in 2007, we realized a gain of $1.9 million and incurred an unrealized loss of $6.3 million on derivative contracts in place at December 31, 2007. Under the terms of the Partnership Credit Facility, Abraxas Energy Partners was required to enter into derivative contracts for specified volumes, which equated to approximately 85% of the estimated oil and gas production through December 31, 2011 from its net proved developed producing reserves. Abraxas Energy Partners has entered into NYMEX–based fixed price commodity swaps at then current market prices.

The following table sets forth our derivative contract position at March 10, 2008:

Period Covered	Product	Volume (Production per day)	Weighted Average Fixed Price

Year 2008	Natural Gas	11,840 Mmbtu	$8.44
Year 2008	Crude Oil	1,105 Bbl	$84.84
Year 2009	Natural Gas	10,595 Mmbtu	$8.45
Year 2009	Crude Oil	1,000 Bbl	$83.80
Year 2010	Natural Gas	9,130 Mmbtu	$8.22
Year 2010	Crude Oil	895 Bbl	$83.26
Year 2011	Natural Gas	8,010 Mmbtu	$8.10
Year 2011	Crude Oil	810 Bbl	$86.45

We cannot assure you that the derivative contracts that we have entered into, or will enter into, will adequately protect us from financial loss in the future due to circumstances such as:

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

Reserves Information

The natural gas and crude oil reserves have been estimated as of December 31, 2005, December 31, 2006, and December 31, 2007, by DeGolyer and MacNaughton, of Dallas, Texas. Natural gas and crude oil reserves, and the estimates of the present value of future net revenues there-from, were determined based on then current prices and costs. Reserve calculations involve the estimate of future net recoverable reserves of natural gas and crude oil and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company’s proved reserves are located in the continental United States. Proved reserves were estimated in accordance with guidelines established by the United States Securities and Exchange Commission and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements; therefore, year-end prices and costs were used in estimating net cash flows.

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

	Year Ended December 31,
	2003		2004		2005		2006	2007
	(Dollars in thousands except per share data)
Total revenue - continuing operations	$30,380		$33,854		$49,216		$51,077	$48,309
Net income	$56,798	(3)	$12,360	(2)	$19,117	(1)	$700	$56,702	(5)
Net income - discontinued operations	$70,024	(3)	$3,323		$12,846	(1)	$—	$—

Net income (loss) - continuing operations	$(13,226)	$9,037	$6,271	$700	$56,702
Net income per common share – diluted	$1.61	$0.32	$0.46	$0.02	$1.19
Weighted average shares outstanding – diluted (in thousands)	35,364 (4)	38,895	41,164	43,862	47,593
Total assets	$126,437	$152,685	$121,866	$116,940	$147,119
Long-term debt, excluding current maturities	$184,649	$126,425	$129,527	$127,614	$45,900
Total stockholders’ equity (deficit)	$(72,203)	$(53,464)	$(23,701)	$(22,165)	$55,847

__________________

(1)	Includes gain on the sale of foreign subsidiary of $17.3 million net of non-cash tax of $6.1 million.
(2)	Includes gain on debt extinguishment of $12.6 million and a deferred tax benefit of $6.1 million.
(3)	Includes gain on sale of foreign subsidiaries of $ 68.9 million in 2003.
(4)	For the year ended December 31, 2003, 711,928 shares were excluded from the calculation of diluted earnings per share since their inclusion would have been antidilutive.
(5)	Includes a gain on sale of assets of $59.4 million.

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

Commodity Prices and Hedging Activities. The results of our operations are highly dependent upon the prices received for our natural gas and crude oil production. The prices we receive for our production are dependent upon spot market prices, price differentials and the effectiveness of our derivative contracts, which we sometimes refer to as hedging arrangements. Substantially all of our sales of natural gas and crude oil are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our natural gas and crude oil production are dependent upon numerous factors beyond our control. Significant declines in prices for natural gas and crude oil could have a material adverse effect on our financial condition, results of operations, cash flows and quantities of reserves recoverable on an economic basis. Recently, the prices of natural gas and crude oil have been volatile. During the first half of 2006, prices for natural gas and crude oil were sustained at record or near-record levels. Supply and geopolitical uncertainties resulted in significant price volatility during the remainder of 2006 with both natural gas and crude oil prices weakening. During 2007, crude oil prices remained strong while natural gas prices remained strong but weakened during the course of the year. New York Mercantile Exchange (NYMEX) spot prices for West Texas Intermediate (WTI) crude oil averaged $72.32 per barrel during 2007. WTI crude oil ended the year at $96.01 per barrel. NYMEX Henry Hub spot prices for natural gas averaged $6.98 per million British thermal units (MMBtu) during 2007 and ended the year at $7.47.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location,
•	adjustments for BTU content; and
•	gathering, processing and transportation costs.

During 2007, differentials averaged $3.10 per Boe of crude oil and $1.00 per Mcf of natural gas. We expect to realize greater differentials during 2008 because of the increased percentage of our production from the Rocky Mountain region which experience higher differentials than our Texas properties. Under the terms of the Partnership Credit Facility, Abraxas Energy Partners was required to enter into derivative contracts for specified volumes, which equated to approximately 85% of the estimated oil and gas production through December 31, 2011 from its net proved developed producing reserves. The Partnership intends to enter into derivative contracts in the future to reduce the impact of price volatility on its cash flow. By removing a significant portion of price volatility on its future oil and gas production, the Partnership believes it will mitigate, but not eliminate, the potential effects of changing commodity gas prices on its cash flow from operations for those periods. However, because the prices at which we have hedged our oil and gas production are significantly less than current, historically high commodity prices, we will not realize increased cash flow on the portion of our production that we have hedged as a result of these high prices and we will sustain realized and unrealized losses on our derivative contracts. We have not designated any of these derivative contracts as a hedge as prescribed by applicable accounting rules.

The following table sets forth our derivative position at March 10, 2008:

Period Covered	Product	Volume (Production per day)	Fixed Price

Year 2008	Natural Gas	11,840 Mmbtu	$8.44
Year 2008	Crude Oil	1,105 Bbl	$84.84
Year 2009	Natural Gas	10,595 Mmbtu	$8.45
Year 2009	Crude Oil	1,000 Bbl	$83.80
Year 2010	Natural Gas	9,130 Mmbtu	$8.22
Year 2010	Crude Oil	895 Bbl	$83.26
Year 2011	Natural Gas	8,010 Mmbtu	$8.10
Year 2011	Crude Oil	810 Bbl	$86.45

At December 31, 2007, the aggregate fair market value of our derivative contracts was approximately $(9.1) million.

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

Borrowings and Interest. Abraxas Energy Partners currently has indebtedness of approximately $115.6 under the Partnership Credit Facility and $50 million under its Subordinated Credit Agreement. The Partnership has $24.4 million available under its Partnership Credit Facility. Abraxas has availability of $6.5 million under its $50 million Credit Facility. There is currently no outstanding balance under this facility. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements. As a result, we would need to increase our cash flow from operations in order to fund the development of our numerous drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

Results of Operations

Selected Operating Data. The following table sets forth certain of our operating data for the periods presented. All data has been restated to reflect continuing operations. Average prices reflect realized prices including the impact of hedging activities.

	Years Ended December 31,
	(dollars in thousands, except per unit data.)
	2005	2006	2007
Operating revenue(1):
Crude oil sales	$10,354	$12,446	$13,633
Natural gas sales	37,551	37,002	33,273
Rig and other	1,311	1,629	1,403
Total operating revenues	$49,216	$51,077	$48,309

Operating income	$22,695	$18,383	$15,524

Crude oil production (MBbls)	194.4	200.4	196.9
Natural gas production (MMcf)	4,942.4	6,515.0	5,567.7

Average crude oil sales price (per Bbl)	$53.27	$62.10	$65.30
Average natural gas sales price (per Mcf)	$7.60	$5.77	$6.46

___________________

(1)	Revenue is before the impact of hedging activities.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Operating Revenue. During the year ended December 31, 2007, operating revenue from natural gas and crude oil sales decreased by $2.5 million from $49.4 million in 2006 to $46.9 million in 2007. The decrease in revenue was primarily due to decreased production volumes in 2007 as compared to 2006 offset by higher natural gas and crude oil prices realized in 2007 as compared to 2006. Lower production volumes had a negative impact of $5.6 million which was partially offset by higher realized prices, excluding derivative activities, which contributed $3.1 million to natural gas and crude oil revenue for the year ended December 31, 2007.

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

Average sales prices in 2007, before realized loss on derivative contracts were:

•	$65.30 per Bbl of crude oil, and
•	$ 5.77 per Mcf of natural gas.

Average sales prices in 2006, before realized loss on derivative contracts were:

•	$62.10 per Bbl of crude oil, and
•	$ 7.57 per Mcf of natural gas.

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

Income (loss) from derivative contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contract transactions do not qualify for hedge accounting as prescribed by SFAS 133; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Abraxas Energy Partners has entered into a series of NYMEX–based fixed price commodity swaps, the estimated unearned value of which was approximately $(9.1) million as of December 31, 2007. For the year ended December 31, 2007, we realized a gain on these derivative contracts of $1.9 million. As of December 31, 2007 we incurred unrealized losses on derivative contracts in place of $(6.3) million.

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

Average sales prices in 2006 before the impact of derivative activities were:

•	$62.10 per Bbl of crude oil, and
•	$ 5.77 per Mcf of natural gas.

Average sales prices in before the impact of derivative activities were:

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

Income (loss) from derivative contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative contract gains or losses are determined by actual derivative contract settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contract transactions do not qualify for hedge accounting as prescribed by SFAS 133; therefore, fluctuations in the market value of the derivative contract is recognized in earnings during the current period. In 2005 and 2006 all of our derivative contracts were in the form of price floors. We had realized and unrealized losses of approximately $(139,000) and $(452,000), respectively in 2005, compared to realized, and unrealized income of $565,000 and $89,000 for the year ended December 31, 2006.

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

Working Capital (Deficit). At December 31, 2007 our current assets of approximately $28.1 million exceeded our current liabilities of $17.2 million resulting in working capital of $10.9 million. This compares to a working capital deficit of $3.7 million as of December 31, 2006. Significant components of current liabilities as of December 31, 2007 consisted of trade payables of $7.4 million, revenues due third parties of $2.4 million, other accrued liabilities of $1.9 million and current derivative liabilities of $5.2 million.

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

Amended and Restated Partnership Credit Facility. On May 25, 2007, the Partnership entered into a senior secured revolving credit facility which was amended and restated on January 31, 2008, which we refer to as the Partnership Credit Facility. The Partnership Credit Facility has a maximum commitment of $300.0 million. Availability under the Partnership Credit Facility is subject to a borrowing base. The borrowing base under the Partnership Credit Facility, which is currently $140.0 million, is determined semi-annually by the lenders based upon the Partnership’s reserve reports, one of which must be prepared by the Partnership’s independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of the Partnership’s proved reserves utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, may make one additional borrowing base redetermination during any six-month period between scheduled redeterminations. The lenders may also make a redetermination in connection with any sales of producing properties with a market value of 5% or more of the Partnership’s current borrowing base. The Partnership’s current borrowing base of $140.0 million was determined based upon its reserves at June 30, 2007 and the reserves attributable to the oil and gas properties acquired from St. Mary Land & Exploration Company on January 31, 2008. The borrowing base can never exceed the $300 million maximum commitment amount. Outstanding amounts under the Partnership Credit Facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale and (2) the Federal Funds Rate plus 0.5% plus in each case (b) .25% - 1.00%, depending on the utilization of the borrowing base or, if the Partnership elects, at the London Interbank Offered Rate plus 1.25% - 2.00%, depending on the utilization of the borrowing base. Subject to earlier termination rights and events of default, the Partnership Credit Facility’s stated maturity date is January 31, 2013. Interest is payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances. The Partnership is permitted to terminate the Partnership Credit Facility, and under certain circumstances, may be required, from time to time, to permanently reduce the lenders’ aggregate commitment under the Partnership Credit Facility.

Each of the general partner of the Partnership, Abraxas General Partner, LLC, which is a wholly-owned subsidiary of Abraxas and which we refer to as the GP, and Abraxas Operating, LLC, which is a wholly-owned subsidiary of the Partnership and which we refer to as the Operating Company, has guaranteed the Partnership’s obligations under the Partnership Credit Facility on a senior secured basis. Obligations under the Partnership Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the property and assets of the GP, the Partnership and the Operating Company, other than the GP’s general partner units in the Partnership.

Under the Partnership Credit Facility, the Partnership is subject to customary covenants, including certain financial covenants and reporting requirements. The Partnership Credit Facility requires the Partnership to maintain a minimum current ratio as of the last day of each quarter of 1.0 to 1.0 and an interest coverage ratio (defined as the ratio of consolidated EBITDA to consolidated interest expense) as of the last day of each quarter of not less than 2.50 to 1.00. The Partnership Credit Facility required it to enter into derivative contracts for specific volumes, which equated to approximately 85% of the estimated oil and gas production from its net proved developed producing reserves through December 31, 2011 (including the reserves attributable to the St. Mary properties). The Partnership entered into NYMEX-based fixed price commodity swaps on approximately 85% of its estimated oil and gas production from our estimated net proved developed producing reserves (including the reserves attributable to the St. Mary properties) through December 31, 2011.

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

Subordinated Credit Agreement

On January 31, 2008, the Partnership entered into a subordinated credit agreement which we refer to as the Subordinated Credit Agreement. The Subordinated Credit Agreement has a maximum commitment of $50 million, all of which was borrowed at closing. Outstanding amounts under the Subordinated Credit Agreement bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale and (2) the Federal Funds Rate plus 0.5% plus in each case (b) 4.00% to 5.50% depending on the applicable date or, if the Partnership elects, at the London Interbank Offered Rate plus 5.00% to 6.50% depending on the applicable date. The rates for the applicable dates are as follows:

Date	Eurodollar Rate (LIBOR) Advances	Base Rate Advances
01/31/08 – 04/30/08	5.0%	4.0%
05/01/08 – 07/31/08	5.5%	4.5%
After 07/31/08	6.5%	5.5%

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

Each of the GP and the Operating Company has guaranteed the Partnership’s obligations under the Subordinated Credit Agreement on a subordinated secured basis. Obligations under the Subordinated Credit Agreement are secured by subordinated security interests, subject to certain permitted encumbrances, in all of the property and assets of the Partnership, GP, and the Operating Company, other than the GP’s general partner units in the Partnership.

Under the Subordinated Credit Agreement, the Partnership is subject to customary covenants, including certain financial covenants and reporting requirements. The Subordinated Credit Agreement requires the Partnership to maintain a minimum current ratio as of the last day of each quarter of 1.0 to 1.0 and an interest coverage ratio (defined as the ratio of consolidated EBITDA to consolidated interest expense) as of the last day of each quarter of not less than 2.50 to 1.00. The Partnership Credit Facility required it to enter into derivative contracts for specific volumes, which equated to approximately 85% of the estimated oil and gas production from its net proved developed producing reserves through December 31, 2011 (including the reserves attributable to the St. Mary properties). The Partnership entered into NYMEX-based fixed price commodity swaps on approximately 85% of its estimated oil and gas production from our estimated net proved developed producing reserves (including the reserves attributable to the St. Mary properties) through December 31, 2011.

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

Accounting for Derivatives. From time to time, we use commodity price derivative contracts to limit our exposure to fluctuations in natural gas and crude oil prices. Fluctuations in the market value are recognized in earnings in the current period. Statement of Financial Accounting Standards, ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was effective for us on January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We have elected out of hedge accounting as prescribed by SFAS 133 - accordingly all of our derivative contracts are required to be recorded at fair value on our balance sheet, while changes in the fair value of our derivative contracts arel be recognized in earnings in the current period.

Due to the volatility of natural gas and crude oil prices and, to a lesser extent, interest rates, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31,

2006 and 2007, the net market value of our derivatives was an asset of $75,817 and a liability of $9.1 million, respectively.

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

Hedging Activity and Sensitivity

To achieve more predictable cash flow, we reduce our exposure to fluctuations in the prices of oil and gas. We have and may continue to enter into derivative contracts, which we sometimes refer to as hedging arrangements, for a significant portion of our oil and gas production. The Partnership credit facility required the Partnership to enter into hedging arrangements on specified volumes, which equated to approximately 85% of the projected oil and gas production from its pro forma net proved developed producing reserves through December 31, 2011. The Partnership has entered into NYMEX-based fixed price commodity swaps on approximately 85% of its estimated oil and gas production from our estimated pro forma net proved developed producing reserves through December 31, 2011 at volume weighted average prices of $84.54 per barrel of oil and $8.32 per MMbtu of gas.

We adopted SFAS 133 as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. We record our derivative instruments using the same method, accordingly the instruments are recorded on the balance sheet at fair value with changes in the market value of the derivatives being recorded in current income.

At March 10, 2008, the Partnership had the following derivative contracts in place:

Period Covered	Product	Volume (Production per day)	Fixed Price
Year 2008	Natural Gas	11,840 Mmbtu	$8.44
Year 2008	Crude Oil	1,105 Bbl	$84.84
Year 2009	Natural Gas	10,595 Mmbtu	$8.45
Year 2009	Crude Oil	1,000 Bbl	$83.80
Year 2010	Natural Gas	9,130 Mmbtu	$8.22
Year 2010	Crude Oil	895 Bbl	$83.26
Year 2011	Natural Gas	8,010 Mmbtu	$8.10
Year 2011	Crude Oil	810 Bbl	$86.45

We expect to sustain realized and unrealized gains and losses as a result of these derivative contracts. For the year ended December 31, 2007, we recognized a realized gain of $1.9 million and an unrealized loss of $(6.3) million, and for the three months ended March 31, 2008, we recognized a realized loss of $(10.9) million and an unrealized loss of $(29.6) million on our derivative contracts. The losses for the year ended December 31, 2007 were the result of the contract prices for crude oil being significantly less than current market prices. On December 31, 2007, NYMEX futures prices were $96.01 per barrel of oil. We expect to continue to sustain realized and unrealized losses on our derivative contracts if market prices continue to be greater than our contract prices.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

18.1	Change in Accounting Principles.
21.1	Subsidiaries of Abraxas. (Filed herewith).
23.1	Consent of BDO Seidman, LLP. (Filed herewith).
23.2	Consent of DeGolyer and MacNaughton. (Filed herewith).
31.1	Certification – Chief Executive Officer. (Filed herewith).
31.2	Certification – Chief Financial Officer. (Filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

*	Management Compensatory Plan or Agreement.

Exhibit Index

10.17	Second Amended and Restated Agreement of Limited Partnership of Abraxas Energy Partners, L.P. (Filed herewith).

10.25	Form of Indemnification Agreement by and among Abraxas Energy Partners, L.P., Abraxas General Partner, LLC, and each of its officers and directors (Filed herewith).

21.1	Subsidiaries of Abraxas Petroleum Corporation. (Filed herewith).

23.1	Consent of BDO Seidman, LLP. (Filed herewith).

23.2	Consent of DeGolyer and MacNaughton. (Filed herewith).

31.1	Certification – Chief Executive Officer. (Filed herewith).

31.2	Certification – Chief Financial Officer. (Filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

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
DATED: August 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Robert L.G. Watson	Chairman of the Board,
Robert L.G. Watson	President (Principal Executive Officer)
and Director	August 11, 2008

/s/ Chris E. Williford	Exec. Vice President and
Chris E. Williford	Treasurer (Principal Financial
and Accounting Officer)	August 11, 2008

/s/ Craig S. Bartlett, Jr.	Director	August 11, 2008

Craig S. Bartlett, Jr.

/s/ Franklin A. Burke	Director	August 11, 2008

Franklin A. Burke

/s/ Harold D. Carter	Director	August 11, 2008

Harold D. Carter

/s/ Ralph F. Cox	Director	August 11, 2008

Ralph F. Cox

/s/ Barry J. Galt	Director	August 11, 2008

Barry J. Galt

/s/ Dennis E. Logue	Director	August 11, 2008

Dennis E Logue

/s/ Paul Powell	Director	August 11, 2008

Paul Powell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Abraxas Petroleum Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements............	F-2

Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting.....................................................................................................................

F-3
Consolidated Balance Sheets at December 31, 2006 and 2007......................................................	F-4
Consolidated Statements of Operations for the years ended December 31, 2005 2006 and 2007.........................................................................................................	F-6
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2005, 2006 and.2007................................................................................	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007.........................................................................................................	F-8
Consolidated Statements of Other Comprehensive Income (loss) for the years ended December 31, 2005, 2006 and 2007................................................................................	F-10
Notes to Consolidated Financial Statements...........................................................................	F-11

All schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Abraxas Petroleum Corporation

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abraxas Petroleum Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 16 to the financial statements, the Company changed its classification of derivative instruments not designated as hedges in 2007.

Dallas, Texas

&LT/R&GT

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

BDO Seidman, LLP

Dallas, Texas

March 17, 2008

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2006	2007
	(Dollars in thousands)
Current assets:
Cash and cash equivalents	$43	$18,936
Accounts receivable:
Joint owners	556	840
Oil and gas production sales	5,645	5,288
Other	39	—
	6,240	6,128

Derivative asset – Current	157	2,658
Other current assets	313	377
Total current assets	6,753	28,099

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	347,245	265,090
Unproved properties excluded from depletion	—	—
Other property and equipment	3,519	3,633
Total	350,764	268,723
Less accumulated depreciation, depletion, and amortization	246,353	151,696
Total property and equipment - net	104,411	117,027

Deferred financing fees, net	4,446	856
Derivative asset – Long-term	—	359
Other assets including marketable securities	1,330	778
Total assets	$116,940	$147,119

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	December 31,
	2006	2007
	(Dollars in thousands)

Current liabilities:
Accounts payable	$5,268	$7,413
Joint interest oil and gas production payable	2,621	2,429
Accrued interest	1,427	241
Other accrued expenses	1,156	1,514
Derivative liability – current	—	5,154
Total current liabilities	10,472	16,751

Long-term debt	127,614	45,900

Derivative liability – long-term	—	3,941
Future site restoration	1,019	1,183
Total liabilities	139,105	67,775

Minority interest	—	23,497

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $.01 per share – authorized 200,000,000 shares; issued 42,762,466 and 49,020,949	428	490
Additional paid-in capital	164,210	185,646
Accumulated deficit	(187,493)	(130,791)
Treasury stock, at cost, 35,552 and -0- common shares	(285)	—
Accumulated other comprehensive income	975	502
Total stockholders’ equity (deficit)	(22,165)	55,847
Total liabilities and stockholders’ equity (deficit)	$116,940	$147,119

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2005	2006	2007
	(In thousands except per share data)
Revenues:
Oil and gas production revenues	$47,905	$49,448	$46,906
Rig revenues	1,295	1,613	1,396
Other	16	16	7
	49,216	51,077	48,309
Operating costs and expenses:
Lease operating and production taxes	11,094	11,776	11,254
Depreciation, depletion, and amortization	8,914	14,939	14,292
Rig operations	756	819	801
General and administrative (including stock-based compensation of $247; $998; and $996)	5,757	5,160	6,438
	26,521	32,694	32,785
Operating income	22,695	18,383	15,524

Other (income) expense:
Interest income	(19)	(29)	(408)
Amortization of deferred financing fees	1,589	1,591	671
Interest expense	13,989	16,767	8,392
Loss (gain) on derivative contracts (unrealized $452; $(81); and $6,288)	591	(646)	4,363
Loss on debt extinguishment	-	-	6,455
Gain on sale of assets	-	-	(59,439)
Other	274	-	347
	16,424	17,683	(39,619)
Income from continuing operations before income tax and minority interest	6,271	700	55,143
Income tax	-	-	(283)
Income from continuing operations before minority interest	6,271	700	54,860
Income from discontinued operations	12,846	-	-
Income before minority interest	19,117	700	54,860
Minority interest in loss of partnership	-	-	1,842
Net income	$19,117	$700	$56,702

Basic earnings per common share:
Continuing operations	$0.16	$0.02	$1.22
Discontinued operations	0.33	-	-
Net income per common share - basic	$0.49	$0.02	$1.22

Diluted earnings per common share:
Continuing operations	$0.15	$0.02	$1.19
Discontinued operations	0.31	-	-
Net income per common share - diluted	$0.46	$0.02	$1.19

See accompanying notes to consolidated financial statements

>

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

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2006	2007
	(In thousands)
Operating Activities
Net income	$19,117	$700	$56,702
Income from discontinued operations	12,846	—	—
Income from continuing operations	6,271	700	56,702
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in partnership loss	—	—	(1,842)
Gain on sale of partnership interest	—	—	(59,439)
Change in derivative fair value	453	(81)	6,235
Depreciation, depletion, and amortization	8,914	14,939	14,292
Accretion of future site restoration	19	133	127
Amortization of deferred financing fees	1,589	1,591	671
Stock-based compensation	247	998	996
Other non-cash transactions	—	92	191
Changes in operating assets and liabilities:
Accounts receivable	(2,312)	2,357	112
Other assets and liabilities	2,674	(486)	15
Accounts payable	5,230	(5,406)	1,063
Accrued expenses	(1,986)	724	(791)
Net cash provided by continuing operations	21,099	15,561	18,332
Net cash used in discontinued operations	(4,132)	—	—
Net cash provided by operations	16,967	15,561	18,332

Investing Activities
Capital expenditures, including purchases and development of properties	(35,350)	(26,346)	(26,908)
Proceeds from the sale of oil and gas properties	—	12,244	—
Net cash used in continuing operations	(35,350)	(14,102)	(26,908)
Net cash provided by discontinued operations	25,671	—	—
Net cash used in investing activities	(9,679)	(14,102)	(26,908)

Financing Activities
Proceeds from issuance of common stock	11,783	455	22,441
Proceeds from issuance of partnership equity	—	—	100,000
Cost of common stock and partnership equity issuance	—	—	(9,098)
Proceeds from long-term borrowings	28,374	20,444	46,690
Payments on long-term borrowings	(25,272)	(22,357)	(128,404)
Partnership distribution to minority interest	—	—	(3,163)
Deferred financing fees	(8)	—	(997)
Net cash provided by (used in) continuing operations	14,877	(1,458)	27,469
Net cash used in discontinued operations	(23,407)	—	—
Net cash provided by (used in) financing activities	(8,530)	(1,458)	27,469
Increase (decrease) in cash	(1,242)	1	18,893

Cash at beginning of year	1,284	42	43
Cash at end of year	$42	$43	$18,936

	Years Ended December 31,
	2005	2006	2007
	(In thousands)
Supplemental disclosures of cash flow information:
Interest paid	$16,575	$12,583	$9,494

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

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to credit risk consist principally of trade receivables and crude oil and natural gas price derivative contracts. Accounts receivable are generally from companies with significant oil and gas marketing activities. The Company performs ongoing credit evaluations and, generally, requires no collateral from its customers.

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

Rig revenue is recognized as workover rig services are performed on our wells on behalf of third party working interest owners.

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

Date	Eurodollar Rate (LIBOR) Advances	Base Rate Advances
01/31/08 – 04/30/08	5.0%	4.0%
05/01/08 – 07/31/08	5.5%	4.5%
After 07/31/08	6.5%	5.5%

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31:
	2005	2006	2007
Numerator:
Income from continuing operations	$6,271,000	$700,000	$56,702,000
Discontinued operations	12,846,000	—	—
	$19,117,000	$700,000	$56,702,000

Denominator:

Denominator for basic earnings per share – weighted-average common shares outstanding	39,366,561	42,578,584	46,336,825
Effect of dilutive securities: Stock options, restricted shares and warrants	1,796,942	1,283,797	1,256,670
Dilutive potential common shares Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options, restricted shares and warrants	41,163,503	43,862,381	47,593,495

Basic earnings per share:
Income from continuing operations	$0.16	$0.02	$1.22
Discontinued operations	0.33	—	—
Net income per common share	$0.49	$0.02	$1.22

Diluted earnings per share:
Income from continuing operations	$0.15	$0.02	$1.19
Discontinued operations	0.31	—	—
Net income per common share – diluted	$0.46	$0.02	$1.19

10. Quarterly Results of Operations (Unaudited)

Selected results of operations for each of the fiscal quarters during the years ended December 31, 2006 and 2007 are as follows:
	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter
	(In thousands, except per share data)

Year Ended December 31, 2006
Net revenue	$13,142	$12,821		$13,080	$12,034
Operating income	$5,425	$5,012		$5,290	$2,656
Net income (loss)	$1,220	$983		$589	$(2,092)	(1)

Net income (loss) per common share – basic	$0.03	$0.02		$0.01	$(0.04)
Net income (loss) per common share – diluted.	$0.03	$0.02		$0.01	$(0.04)

Year Ended December 31, 2007
Net revenue	$11,861	$12,973		$12,095	$11,380
Operating income (loss)	$3,757	$4,840		$4,339	$2,588
Net income (loss)	$(988)	$57,485	(2)	$2,998	$(2,793)

Net income (loss) per common share – basic.	$(0.02)	$1.29		$0.07	$(0.06)
Net income (loss) per common share – diluted	$(0.02)	$1.27		$0.06	$(0.06)

(1)	The loss during the fourth quarter was due to lower commodity prices realized, accrual of bonuses and an increase in non-cash compensation expense related to director stock options.
(2)	Includes gain on sale of interest in partnership of $59.4 million.

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

Under the terms of the Partnership Credit Facility, Abraxas Energy Partners was required to enter into derivative contracts, or hedging arrangements, for specified volumes, which equated to approximately 85% of their estimated oil and gas production through December 31, 2011 from its net proved developed producing reserves. Abraxas Energy Partners has entered into NYMEX–based fixed price commodity swaps at then current market prices.

At March 10, 2008 the Partnership had the following derivative contracts in place:

Period Covered	Product	Volume (Production per day)	Fixed Price

Year 2008	Natural Gas	11,840 Mmbtu	$8.44
Year 2008	Crude Oil	1,105 Bbl	$84.84
Year 2009	Natural Gas	10,595 Mmbtu	$8.45
Year 2009	Crude Oil	1,000 Bbl	$83.80
Year 2010	Natural Gas	9,130 Mmbtu	$8.22
Year 2010	Crude Oil	895 Bbl	$83.26
Year 2011	Natural Gas	8,010 Mmbtu	$8.10
Year 2011	Crude Oil	810Bbl	$86.45

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

Gas Producing Activities.” Capitalized costs relating to oil and gas producing activities from continuing operations are as follows:

	December 31,
	2006	2007
	(In thousands)
Proved crude oil and natural gas properties	$347,245	$265,090
Unproved properties	-	-
Total	347,245	265,090
Accumulated depreciation, depletion, and amortization, and impairment	(243,353)	(148,550)
Net capitalized costs	$103,892	$116,540

Cost incurred in oil and gas property acquisitions and development activities related to continuing operations are as follows:

	Years Ended December 31,
	2005	2006	2007
	(In thousands)
Development costs	$32,992	$26,117	$16,793
Exploration costs	1,999	—	—
Acquisition costs	—	—	10,000
	$34,991	$26,117	$26,793

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

Estimated Quantities of Proved Oil and Gas Reserves

The following table presents the Company’s estimate of its net proved crude oil and natural gas reserves as of December 31, 2005, 2006, and 2007 related to continuing operations. The Company’s management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reserve engineers. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company’s proved reserves are located in the continental United States.

Proved reserves were estimated in accordance with guidelines established by the United States Securities and Exchange Commission and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements; therefore, year-end prices and costs were used in estimating net cash flows.

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

Reserve extensions and discoveries which increased significantly during 2007 were primarily attributable to the Yoakum (Edwards) field in South Texas. Other operators in neighboring fields have been successful with closer spacing and new completion techniques which resulted in the booking of additional proved reserves in our field. Revisions of previous estimates which increased appreciably during 2007 were primarily attributable to higher commodity prices at December 31, 2007 over the prior year-end which extends the economic life of many wells and thus, increases reserve estimates.

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

16. Change in accounting principle.

          The Company has changed its method of accounting for and reporting gains and losses on its derivative contracts. Historically, the Company has reported realized and unrealized gains and losses on derivative contracts as a component of operating revenue. The Company believes that moving the realized and unrealized gains and losses on derivative contracts to a single line item below “Other (income) expense” is more appropriate. The revised location is more appropriate and in accordance with generally accepted accounting principles which defines operating revenue as revenues which are earned from delivering or producing goods, rendering services, or performing other activities that constitute the entity’s ongoing major or central operation. The Company does not believe that these contracts should be categorized as revenue as these contracts are not a major or central operation of the business. Additionally, the Company has noted that other companies in its peer group often elect to gains and losses from similar type forward contracts as other income (expense) rather than revenue. Treatment by the Company in the same manner thus offers more useful comparability of the Company’s results with those of its peer group,