Form 10-Q/A
period 2008-06-30
ABRAXAS PETROLEUM CORP
filed 2008-08-11
CIK 867665

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

We are filing this Form 10-Q/A Number 1 in response to comments we have received from the Division of Corporation Finance of the SEC. Except for Part I, Items 1, 2, and 3 and Part II IA, no other information included in the original report on Form 10-Q filed on May 12, 2008 (the “Original Form 10-Q) is amended by this Form 10-Q/A Number 1tem For convenience, we have repeated each of the Parts of the Original Form 10-Q in its entirety. This Form 10-Q/A Number 1 amends Abraxas Petroleum Corporation's Form 10-Q for the quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission (the "SEC") on May 12, 2008._

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the matters described above.

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

ABRAXAS PETROLEUM CORPORATION

PART I

Abraxas Petroleum Corporation

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands)
	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,571	$18,936
Accounts receivable, net:
Joint owners	1,726	840
Oil and gas production	12,856	5,288
Other	55	—
	14,637	6,240

Derivative asset – current	—	2,658
Other current assets	343	377
Total current assets	21,551	28,099

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	402,761	265,090
Unproved properties excluded from depletion	—	—
Other property and equipment	3,819	3,633
Total	406,580	268,723
Less accumulated depreciation, depletion, and amortization	156,788	151,696
Total property and equipment – net	249,792	117,027

Deferred financing fees, net	2,161	856
Derivative asset – Long-term	—	359
Other assets	908	778
Total assets	$274,412	$147,119

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Condensed Consolidated Balance Sheets (continued)

(unaudited)

(in thousands)
	March 31,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,261	$7,413
Oil and gas production payable	3,028	2,429
Accrued interest	1,569	241
Other accrued expenses	1,666	1,514
Derivative liability – current	12,073	5,154
Current maturities of long-term debt	50,000	—
Total current liabilities	73,597	16,751

Long-term debt, excluding current maturities	115,600	45,900

Derivative liability – long-term	17,546	3,941
Future site restoration	9,971	1,019
Total liabilities	216,714	67,775

Minority interest in partnership	10,433	23,497

Stockholders’ equity:

Common Stock, par value $.01 per share-authorized 200,000,000 shares; issued 49,054,018 and, 49,020,949	491	490
Additional paid-in capital	185,927	185,646
Accumulated deficit	(139,782)	(130,791)
Accumulated other comprehensive income	629	502
Total stockholders’ equity	47,265	55,847
Total liabilities and stockholders’ equity	$274,412	$147,119

See accompanying notes to condensed consolidated financial statements

Abraxas Petroleum Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue:
Oil and gas production revenues	$21,863	$11,532
Rig revenues	306	328

Other	1	1
	22,170	11,861
Operating costs and expenses:
Lease operating and production taxes	5,202	2,962
Depreciation, depletion and amortization	5,094	3,655
Rig operations	210	171
General and administrative (including stock-based compensation of $246 and $171)	1,799	1,316
	12,305	8,104
Operating income (loss)	9,865	3,757

Other (income) expense
Interest income	(96)	(14)
Interest expense	2,466	4,151
Amortization of deferred financing fees	194	398
Loss on derivative contracts (unrealized $26,075 and $129)	26,958	210
	29,522	4,745
Loss before minority interest	(19,657)	(988)
Minority interest in loss of partnership	10,666	—
Net loss	(8,991)	$(988)

Net income per common share – basic	$(0.18)	$(0.02)
Net income per common share – diluted	$(0.18)	$(0.02)

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

Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS No. 157) — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB agreed to defer the effective date of Statement 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities. We are evaluating the impact of SFAS No. 157 on our consolidated financial statements and do not expect the impact of implementation to be material.

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

For the three months ended March 31, 2008 and 2007, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been losses in the periods, dilutive shares would have been 399,408 and 613,811 shares for the three months ended March 31, 2008 and 2007, respectively.

Note 6. Hedging Program and Derivatives

The Partnership enters into derivative contracts, which we sometimes refer to as hedging agreements, to hedge the risk of future oil and gas price fluctuations. Such agreements are primarily in the form of NYMEX-based fixed price commodity swaps, which limit the impact of price fluctuations with respect to the Partnership’s sale of oil and gas. The Partnership does not enter into speculative hedges.

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

The following table sets forth the Partnership’s current derivative contract position:

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets	$—	$—	$—	$—

Liabilities
Derivative contracts	$—	$29,619	$—	$29,619
Total Liabilities	$—	$29,619	$—	$29,619

The Partnership’s derivative contracts consist of NYMEX-based fixed price commodity swaps which are not traded on a public exchange. These derivative contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity, and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts.

As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2007, as amended by our Annual Report on Form 10-K/A Number 1 filed with the Securities and Exchange Commission on August 11, 2008.. The terms “Abraxas” or “Abraxas Petroleum” refer to Abraxas Petroleum Corporation and its subsidiaries other than Abraxas Energy Partners, L.P., which we refer to as “Abraxas Energy Partners” or the “Partnership”, and its subsidiary, Abraxas Operating, LLC, which we refer to as “Abraxas Operating” and the terms “we”, “us”, “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its consolidated subsidiaries including Abraxas Energy Partners and Abraxas Operating. The operations of Abraxas Petroleum and the Partnership are consolidated for financial reporting purposes with the interest of the 52.8% minority owners presented as minority interest. Abraxas owns the remaining 47.2% of the partnership interests.

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

The following table sets forth the Partnership’s derivative contract position at March 31, 2008:

Period Covered	Product	Volume (Production per day)	Fixed Price

Year 2008	Natural Gas	11,840 Mmbtu	$8.44
Year 2008	Crude Oil	1,105 Bbl	$84.84
Year 2009	Natural Gas	10,595 Mmbtu	$8.45
Year 2009	Crude Oil	1,000 Bbl	$83.80
Year 2010	Natural Gas	9,130 Mmbtu	$8.22
Year 2010	Crude Oil	895 Bbl	$83.26
Year 2011	Natural Gas	8,010 Mmbtu	$8.10
Year 2011	Crude Oil	810 Bbl	$86.45

At March 31, 2008, the aggregate fair market value of our derivative contracts was approximately $(29.6) million.

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

Results of Operations

The following table sets forth certain of our operating data for the periods presented.
	Three Months Ended March 31,
	2008	2007
	(in thousands)
Operating Revenue: (1) (2)
Crude oil sales	$10,858	$2,741
Natural gas sales	11,005	8,791
Rig operations	306	328
Other	1	1
	$22,170	$11,861

Operating Income	$9,865	$3,757

Crude oil production (MBbl)	116.0	50.2
Natural gas production (MMcf)	1,504	1,451
Average crude oil sales price ($/Bbl)	$93.63	$54.63
Average natural gas sales price ($/Mcf)	$7.32	$6.06

(1)	Revenue and average sales prices are before the impact of derivative activities.

(2)  Includes results of operations for properties acquired from St. Mary Land & Exploration for February and March 2008.

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2008

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

Average sales prices before the impact of derivative activities for the quarter ended March 31, 2008 were:

▪	$93.63 per Bbl of crude oil,
▪	$ 7.32 per Mcf of natural gas

Average sales prices before the impact of derivative activities for the quarter ended March 31, 2007 were:

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

Income (loss) from derivative contracts. We account for derivative gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contract transactions do not qualify for hedge accounting as prescribed by SFAS 133; therefore, fluctuations in the market value of the derivative contract is recognized in earnings during the current period. Abraxas Energy Partners has entered into a series of NYMEX–based fixed price commodity swaps, the estimated unearned value of these derivative contracts is approximately $(29.6) million as of March 31, 2008. For the quarter ended March 31, 2008, we realized a loss on these derivative contracts of $883,000.

Minority interest. Minority interest represents the share of the net income (loss) of Abraxas Energy Partners for the period owned by the partners other than Abraxas Petroleum. For the quarter ended March 31, 2008, the minority interest in the net loss of the Partnership was approximately $10.7 million

Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS No. 157) — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB agreed to defer the effective date of Statement 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There is no deferral for financial assets and financial liabilities. We are evaluating the impact of SFAS No. 157 on our consolidated financial statements and do not expect the impact of implementation to be material.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51." SFAS No. 160 clarifies that a noncontrolling interest (previously commonly referred to as a minority interest) in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements. The presentation of the consolidated income statement has been changed by SFAS No. 160, and consolidated net income attributable to both the parent and the noncontrolling interest is now required to be reported separately. Previously, net income attributable to the noncontrolling interest was typically reported as an expense or other deduction in arriving at consolidated net income and was often combined with other financial statement amounts. In addition, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in the equity in the consolidated financial statements separately from the parent's equity. Subsequent changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity interest in the former subsidiary must be initially measured at fair value. Expanded disclosures, including a reconciliation of equity balances of the parent and noncontrolling interest, are also required. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Prospective application is required. Due to our investment in Abraxas Energy Partners, the adoption of SFAS No. 160 could have a material impact on our financial position and results of operations, however we do not believe that it will have a material impact on our cash flows.

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

Working Capital (Deficit). At March 31, 2008, our current liabilities of approximately $73.6 million exceeded our current assets of $21.6 million resulting in a working capital deficit of $52.0 million. This compares to a working capital of approximately $11.3 million at December 31, 2007. Current liabilities at March 31, 2008 consisted of current portion of long-term debt consisting of $50.0 million outstanding under the Partnership’s Subordinated Credit Agreement, the current portion of derivative liabilities of $12.1 million, trade payables of $5.3 million, revenues due third parties of $3.0 million, accrued interest of $1.6 million and other accrued liabilities of $1.7 million. The Partnership intends to repay its subordinated Credit Facility with proceeds from its initial public offering (“IPO”) later this year. In the event that the IPO has not been completed in this time frame, or is not successful, the Partnership will enter into discussions with the lending institutions to either extend or refinance the $50.0 million in debt under its Subordinated Credit Agreement, due January 31, 2009. There can be no assurance that the Partnership will be successful in such negotiations.

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

The lenders may also make a redetermination in connection with any sales of producing properties with a market value of 5% or more of the Partnership’s current borrowing base. The Partnership’s borrowing base at March 31, 2008 of $140.0 million was determined based upon its reserves at June 30, 2007 and the reserves attributable to the oil and gas properties acquired from St. Mary Land & Exploration Company on January 31, 2008. The borrowing base can never exceed the $300 million maximum commitment amount. Outstanding amounts under the Partnership Credit Facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale and (2) the Federal Funds Rate plus 0.5%, plus in each case (b) .25% - 1.00%, depending on the utilization of the borrowing base or, if the Partnership elects, at the London Interbank Offered Rate plus 1.25% - 2.00%, depending on the utilization of the borrowing base. Subject to earlier termination rights and events of default, the Partnership Credit Facility’s stated maturity date is January 31, 2013. Interest is payable quarterly on reference rate advances and not less than quarterly on Eurodollar advances. The Partnership is permitted to terminate the Partnership Credit Facility, and under certain circumstances, may be required, from time to time, to permanently reduce the lenders’ aggregate commitment under the Partnership Credit Facility.

Each of the general partner of the Partnership, Abraxas General Partner, LLC, which is a wholly-owned subsidiary of Abraxas and which we refer to as the GP, and Abraxas Operating, LLC, which is a wholly-owned subsidiary of the Partnership and which we refer to as Abraxas Operating , has guaranteed the Partnership’s obligations under the Partnership Credit Facility on a senior secured basis. Obligations under the Partnership Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the property and assets of the GP, the Partnership and Abraxas Operating, other than the GP’s general partner units in the Partnership.

Under the Partnership Credit Facility, the Partnership is subject to customary covenants, including certain financial covenants and reporting requirements. The Partnership Credit Facility requires the Partnership to maintain a minimum current ratio as of the last day of each quarter of 1.0 to 1.0 and an interest coverage ratio (defined as the ratio of consolidated EBITDA to consolidated interest expense) as of the last day of each quarter of not less than 2.50 to 1.00. The Partnership Credit Facility required it to enter into hedging arrangements for specific volumes, which equated to approximately 85% of the estimated oil and gas production from its net proved developed producing reserves through December 31, 2011 (including the reserves attributable to the St. Mary properties). The Partnership entered into NYMEX-based fixed price commodity swaps on approximately 85% of its estimated oil and gas production from our estimated net proved developed producing reserves (including the reserves attributable to the St. Mary properties) through December 31, 2011.

Under the terms of the Partnership Credit Facility, the Partnership may make cash distributions if, after giving effect to such distributions, the Partnership is not in default under the Partnership Credit Facility and there is no borrowing base deficiency and provided that no such distribution shall be made using the proceeds of any advance unless the amount of the unused portion of the amount then available under the Partnership Credit Facility is greater than or equal to 10% of the lesser of the Partnership’s borrowing base (which at March 31, 2008 was $140.0 million) or the total commitment amount of the Partnership Credit Facility (which is currently $300.0 million) at such time.

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

Subordinated Credit Agreement

On January 31, 2008, the Partnership entered into a subordinated credit agreement which we refer to as the Subordinated Credit Agreement. The Subordinated Credit Agreement has a maximum commitment of $50 million, all of which was borrowed at closing. Outstanding amounts under the Subordinated Credit Agreement bear interest at (a) the greater of (1)the reference rate announced from time to time by Société Générale and (2) the Federal Funds Rate plus 0.5% plus in each case, (b)4.00% to 5.50% depending on the applicable date or, if the Partnership elects, at the London Interbank Offered Rate plus 5.0% to 6.5% depending on the applicable date, the dates for the applicable dates are set forth below:

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

Each of the GP and Abraxas Operating has guaranteed the Partnership’s obligations under the Subordinated Credit Agreement on a subordinated secured basis. Obligations under the Subordinated Credit Agreement are secured by subordinated security interests, subject to certain permitted encumbrances, in all property and assets of the Partnership, GP, and Abraxas, other than the GP’s general partner units in the Partnership.

Under the Subordinated Credit Agreement, the Partnership is subject to customary covenants, including certain financial covenants and reporting requirements. The Subordinated Credit Agreement requires the Partnership to maintain a minimum current ratio as of the last day of each quarter of 1.0 to 1.0 and an interest coverage ratio (defined as the ratio of consolidated EBITDA to consolidated interest expense) as of the last day of each quarter of not less than 2.50 to 1.00. The Partnership Credit Facility required it to enter into hedging arrangements for specific volumes, which equated to approximately 85% of the estimated oil and gas production from its net proved developed producing reserves through December 31, 2011 (including the reserves attributable to the St. Mary properties). The Partnership entered into NYMEX-based fixed price commodity swaps on approximately 85% of its estimated oil and gas production from our estimated net proved developed producing reserves (including the reserves attributable to the St. Mary properties) through December 31, 2011.

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

Hedging Activities.

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. Under the terms of the Partnership Credit Facility, Abraxas

Energy Partners was required to enter into hedging arrangements for specified volumes, which equates to approximately 85% of the estimated oil and gas production through December 31, 2011 from its net proved developed producing reserves..

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As an independent crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the quarter ended March 31, 2008, a 10% decline in crude oil and natural gas prices would have reduced our operating revenue, cash flow and net income by approximately $2.2 million for the quarter, however, due to the derivative contracts that the Partnership has in place, it is unlikely that a10% decline in commodity prices from their current levels would significantly impact our operating revenue, cash flow and net income.

Derivative Instrument Sensitivity

The Partnership accounts for its derivative instruments in accordance with SFAS 133 as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. In 2003 we elected not to designate derivative instruments as hedges. Accordingly the instruments are recorded on the balance sheet at fair value with changes in the market value of the derivatives being recorded in current derivative income (loss).

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

The following table sets forth the Partnership’s derivative contract position at March 31, 2008:

Period Covered	Product	Volume (Production per day)	Fixed Price
Year 2008	Natural Gas	11,840 Mmbtu	$8.44
Year 2008	Crude Oil	1,105 Bbl	$84.84
Year 2009	Natural Gas	10,595 Mmbtu	$8.45
Year 2009	Crude Oil	1,000 Bbl	$83.80
Year 2010	Natural Gas	9,130 Mmbtu	$8.22
Year 2010	Crude Oil	895 Bbl	$83.26
Year 2011	Natural Gas	8,010 Mmbtu	$8.10
Year 2011	Crude Oil	810 Bbl	$86.45

We expect to sustain realized and unrealized gains and losses as a result of our derivative contracts arrangements. For the year ended December 31, 2007, we recognized a realized gain of $1.9 million and an unrealized loss of $(6.3) million, and for the three months ended March 31, 2008, we recognized a realized loss of $(10.9) million and an unrealized loss of $(29.6) million on our derivative contracts. The losses for the three months ended March 31, 2008 are a result of the contract prices being significantly less than current market prices. On June 30, 2008, NYMEX futures prices were $140.00 per barrel of oil and $13.35 per MMbtu of gas and we expect to continue to sustain realized and unrealized losses on our derivative contracts if market prices continue to be greater than our contract prices.

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

Our derivative contract activities could result in financial losses or could reduce our cash flow.

To achieve more predictable cash flow and reduce our exposure to adverse fluctuations in the prices of oil and gas and to comply with the requirements under our credit facility, we have and expect to continue to enter into derivative contracts, which we sometimes refer to as hedging arrangements, for a significant portion of our oil and gas production that could result in both realized and unrealized derivative contract losses. We have entered into NYMEX-based fixed price commodity swap arrangements on approximately 85% of our estimated oil and gas production from our estimated pro forma net proved developed producing reserves through December 31, 2011. The extent of our commodity price exposure is related largely to the effectiveness and scope of our commodity price derivative contract activities. For example, the prices utilized in our derivative instruments are NYMEX-based, which may differ significantly from the actual prices we receive for oil and gas which are based on the local markets where oil and gas are produced. The prices that we receive for our oil and gas production are lower than the relevant benchmark prices that are used for calculating commodity derivative positions. The difference between the benchmark price and the price we receive is called a differential. As a result, our cash flow could be affected if the basis differentials widen more than we anticipate. For more information see ‘‘—An increase in the differential between NYMEX and the reference or regional index price used to price our oil and gas would reduce our cash flow from operations’’. We currently do not have any basis differential hedging arrangements in place. Our cash flow could also be affected based upon the levels of our production. If production is higher than we estimate, we will have greater commodity price exposure than we intended. If production is lower than the nominal amount that is subject to our hedging arrangements, we may be forced to satisfy all or a portion of our hedging arrangements without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial reduction in cash flows.

The prices at which the Partnership has hedged its oil and gas production are less than current market prices, which could adversely affect its ability to increase cash distributions.

The Partnership has entered into NYMEX-based fixed price commodity swap arrangements on approximately 85% of our estimated oil and gas production from its estimated pro forma net proved developed producing reserves through December 31, 2011. The volume weighted average prices at which the Partnership has hedged this production are $85.54 per barrel of oil and $8.32 per MMbtu of gas. These hedged prices are significantly less than NYMEX future prices on May 30, 2008 of $127.35 per barrel of oil and $11.70 per MMbtu of gas. As a result of this disparity, the Partnership will not be able to realize increased cash flow from these historically high commodity prices which could adversely affect its ability to increase cash distributions. Because these hedging arrangements are at less than current market prices, the Partnership has sustained realized and unrealized hedging losses, and will continue to sustain such losses if market prices remain higher than the hedged price. For the three months ended March 31, 2008, the Partnership recognized a realized hedge loss of $(0.9) million and an unrealized hedge loss of $(26.1) million. The realized hedge loss has resulted in a decrease in cash flow from operations as well as negatively impacting cash available for distribution by the Partnership.

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

Date: August 11, 2008	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and Chief
Executive Officer

Date: August 11, 2008	By: /s/Chris E, Williford
CHRIS E. WILLIFORD,
Executive Vice President and
Principal Accounting Officer