Form 10-K/A
period 2007-12-31
ABRAXAS PETROLEUM CORP
filed 2008-08-21
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-Number 2

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

i

Explanatory Note: We are filing this Form 10-K/A Number 2 in response to comments we have received from the Division of Corporation Finance of the SEC. Except for Item 15, no other information included in the original report on Form 10-K/A Number 1, filed on August 11, 2008 (the “Original Form 10-K/A”) is amended by this Form 10-K/A Number 2. For convenience, we have repeated the Original Form 10-K/A Number 1 in its entirety. This Form 10-K/A Number 2 amends Abraxas Petroleum Corporation's Form 10-K/A Number 1 which amends Abraxas Petroleum Corporations Form 10-K for the year ended December 31, 2007, originally filed with the Securities and Exchange Commission (the "SEC") on March 17, 2008.

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

Floating Rate Senior Secured Notes due 2009. In October 2004, Abraxas issued $125 million in principal aggregate amount of Floating Rate Senior Secured Notes due 2009. Then notes were refinanced and redeemed with the proceeds from the refinancing transactions consummated in May 2007.

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

Accounting for Derivatives. From time to time, we use commodity price derivative contracts to limit our exposure to fluctuations in natural gas and crude oil prices. Fluctuations in the market value are recognized in earnings in the current period. Statement of Financial Accounting Standards, (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was effective for us on January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We have elected out of hedge accounting as prescribed by SFAS 133 – accordingly all of our derivative contracts are required to be recorded at fair value on our balance sheet, while changes in the fair value of our derivative contracts are recognized in earnings in the current period. Due to the volatility of natural gas and crude oil prices and, to a lesser extent, interest rates, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2006 and 2007, the net market value of our derivatives was an asset of $75,817 and a liability of $9.1 million, respectively.

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

10.17    Second Amended and Restated Agreement of Limited Partnership of Abraxas Energy Partners, L.P. (Filed as exhibit 10.17 to Abraxas Annual Report on Form 10-K filed on March 17, 2008)

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

10.25    Form of Indemnification Agreement by and among Abraxas Energy Partners, L.P., Abraxas General Partner, LLC, and each of its officers and directors . (Filed as exhibit 10.25 to Abraxas Annual Report on Form 10-K filed on March 17, 2008).

14.1      Abraxas Petroleum Corporation Code of Business Conduct and Ethics. (Filed as Exhibit 14.1 to Abraxas Annual Report on Form 10-K filed March 22, 2006).

18.1	Change in Accounting Principles. (Filed herewith)
21.1	Subsidiaries of Abraxas. (Filed as exhibit 21.1 to Abraxas Annual Report on Form 10-K filed on March 17, 2008)
23.1	Consent of BDO Seidman, LLP. (Filed herewith).
31.1	Certification – Chief Executive Officer. (Filed herewith).
31.2	Certification – Chief Financial Officer. (Filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

*	Management Compensatory Plan or Agreement.

Exhibit Index

23.1	Consent of BDO Seidman, LLP. (Filed herewith).

31.1	Certification – Chief Executive Officer. (Filed herewith).

31.2	Certification – Chief Financial Officer. (Filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

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
DATED: August 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date

/s/ Robert L.G. Watson	Chairman of the Board,
Robert L.G. Watson	President (Principal Executive Officer)
and Director	August 21, 2008

/s/ Chris E. Williford	Exec. Vice President and
Chris E. Williford	Treasurer (Principal Financial
and Accounting Officer)	August 21, 2008

/s/ Craig S. Bartlett, Jr.	Director	August 21, 2008

Craig S. Bartlett, Jr.

/s/ Franklin A. Burke	Director	August 21, 2008

Franklin A. Burke

/s/ Harold D. Carter	Director	August 21, 2008

Harold D. Carter

/s/ Ralph F. Cox	Director	August 21, 2008

Ralph F. Cox

/s/ Barry J. Galt	Director	August 21, 2008

Barry J. Galt

/s/ Dennis E. Logue	Director	August 21, 2008

Dennis E Logue

/s/ Paul Powell	Director	August 21, 2008

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

F-3
Consolidated Balance Sheets at December 31, 2006 and 2007......................................................	F-4
Consolidated Statements of Operations for the years ended December 31, 2005 2006 and 2007.........................................................................................................	F-6
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2005, 2006 and 2007................................................................................	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007.........................................................................................................	F-8
Consolidated Statements of Other Comprehensive Income (loss) for the years ended December 31, 2005, 2006 and 2007................................................................................	F-10
Notes to Consolidated Financial Statements...........................................................................	F-11

All schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Abraxas Petroleum Corporation

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation (“the Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 16 to the financial statements, the Company changed its method of accounting for the presentation of gains and losses resulting from derivative contracts in its consolidated statement of operations.

/s/ BDO Seidman, LLP

Dallas, Texas

March 17, 2008 except for Note 16, which is as of August 11, 2008

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

/s/ BDO Seidman, LLP

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

16. Change in Accounting Principle.

          The Company has changed its method of accounting for and reporting gains and losses on its derivative contracts. Historically, the Company has reported realized and unrealized gains and losses on derivative contracts as a component of operating revenue. The Company believes that moving the realized and unrealized gains and losses on derivative contracts to a single line item below “Other (income) expense” is more appropriate. The revised location is more appropriate and in accordance with generally accepted accounting principles which defines operating revenue as revenues which are earned from delivering or producing goods, rendering services, or performing other activities that constitute the entity’s ongoing major or central operation. The Company does not believe that these contracts should be categorized as revenue as these contracts are not a major or central operation of the business. Additionally, the Company has noted that other companies in its peer group often elect to gains and losses from similar type forward contracts as other income (expense) rather than revenue. Treatment by the Company in the same manner thus offers more useful comparability of the Company’s results with those of its peer group. The change in accounting principle was made subsequent to the issuance of the December 31, 2007 consolidated financial statements and has been reflected in all periods presented.

The following table reflects the impact of the change in accounting principle on the Company’s Statement of Operations for each of the three years ended December 31, 2007:

	Years Ended December 31,
	2005		2006		2007
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue	$48,625	$49,216	$51,723	$51,077	$43,946	$48,309
Operating income	$22,104	$22,695	$19,029	$18,383	$11,161	$15,524
Other (income) expense	$15,833	$16,424	$18,329	$17,683	$(43,982)	$(39,619)
Net income	$19,117	$19,117	$700	$700	$56,702	$56,702