Form 10-K
period 2010-12-31
ABRAXAS PETROLEUM CORP
filed 2011-03-16
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ⃞ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☒ No ⃞

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ⃞

Indicate by check mark if the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⃞No ⃞

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒ No ⃞

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ⃞	Accelerated filer ☒
Non-accelerated filer ⃞ (Do not check if a smaller reporting company)	Smaller reporting company ⃞

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ⃞ No ☒

As of June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $191,912,033 based on the closing sale price as reported on The NASDAQ Stock Market.

As of March 11, 2011, there were 91,561,792 shares of common stock outstanding.

Documents Incorporated by Reference:

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders to be held on May 5, 2011.	Part III

ABRAXAS PETROLEUM CORPORATION
FORM 10-K

i

FORWARD-LOOKING INFORMATION

We make forward-looking statements throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “may,” “goal,” “plan,” “seek,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this report is generally located in the material set forth under the headings “Business,” “Risk Factors,” “Properties,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  The factors that may affect our expectations regarding our operations include, among others, the following:

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

“MMbtu” – million British Thermal Units of gas.

“MMcf” – million cubic feet of gas.

“MMcfe” – million cubic feet of gas equivalent.

“MMcfepd” – million cubic feet of gas equivalent per day.

“MMcfpd” – million cubic feet of gas per day.

Terms used to describe our interests in wells and acreage:

“Developed acreage” means acreage which consists of leased acres spaced or assignable to productive wells.

“Development well” is a well drilled within the proved area of an oil or gas reservoir to the depth or stratigraphic horizon (rock layer or formation) noted to be productive for the purpose of extracting proved oil or gas reserves.

“Dry hole” is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

“Exploratory well” is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be producing oil or gas in another reservoir, or to extend a known reservoir.

“Gross acres” are the number of acres in which we own a working interest.

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

Terms used to assign a present value to or to classify our reserves:

“Proved reserves” or “reserves” are those quantities of oil and gas reserves, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

“Proved developed reserves” or “PDP’s” are those quantities of oil and gas reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

“Proved developed non-producing reserves” or “PDNP’s” are those quantities of oil and gas reserves that are developed behind pipe in an existing well bore, from a shut-in well bore or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

“Proved undeveloped drilling location” is a site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

“Proved undeveloped reserves” or “PUD’s”  are those quantities of  oil and gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for development. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same reservoir.

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

Part I

Information contained in this report represents the operations of Abraxas Petroleum Corporation and Abraxas Energy Partners, L.P., which we refer to as the Partnership, which are consolidated for financial reporting purposes.  On October 5, 2009, Abraxas Petroleum Corporation acquired 100% ownership of the Partnership, which we refer to as the Merger. The non-controlling interest of the former limited partners of the Partnership is presented as non-controlling interest in the accompanying Consolidated Statement of Operations through the date that their interest was acquired by Abraxas.  The terms “Abraxas,”  “we,” “us,” “our,” or the “Company,” refer to Abraxas Petroleum Corporation, together with its consolidated subsidiaries including Abraxas Energy Partners, L.P., unless the context otherwise requires. Blue Eagle Energy, LLC (“Blue Eagle”) is a joint venture between us and Rock Oil Company, LLC (“Rock Oil”) to develop the Eagle Ford shale play in South Texas. We currently own an approximate 50% equity interest in Blue Eagle.

Item 1. Business

General

We are an independent energy company primarily engaged in the acquisition, exploitation, development and production of oil and gas in the United States and Canada.    At December 31, 2010, our estimated net proved reserves were 26.6 MMBoe, (including our 50% equity interest in the proved reserves of Blue Eagle), of which 51% were classified as proved developed, 42% were oil and 83% were operated.  Our daily net production for the year ended December 31, 2010 was 3,896 Boepd, of which 36% was oil or liquids.

Our oil and gas assets are located in four operating regions in the United States, the Rocky Mountain, Mid-Continent, Permian Basin and onshore Gulf Coast, and in the province of Alberta, Canada.  The following table sets forth certain information related to our properties as of and for the year ended December 31, 2010:

	Gross Producing Wells	Average Working Interest	Total Net Acres	Estimated Net Proved Reserves (MBOE)	Net Production (MBOE)
Rocky Mountain	896	11.64%	81,990	8,443.4	385.4
Mid-Continent	147	22.68%	5,769	1,508.4	203.1
Permian Basin	210	74.43%	38,951	5,552.8	464.1
Onshore Gulf Coast (1)	53	87.89%	7,776	10,924.6	368.6
Total United States	1,306	26.13%	134,486	26,429.2	1,421.2
Alberta, Canada	1	100.00%	9,120	141.4	0.9
Total	1,307	26.13%	143,606	26,570.6	1,422.1
(1)	Includes 2,622.8 MBOE of estimated proved reserves attributable to our 50% equity interest in Blue Eagle.

Our properties in the Rocky Mountain region are located in the Williston Basin of North Dakota and Montana and in the Green River, Powder River and Unita Basins of Wyoming and Utah.  In this region, our wells produce oil and gas from various reservoirs, including the Niobrara, Bakken and Three Forks formations. Well depths range from 7,000 feet down to 12,000 feet.  We have 896 gross (104 net) producing wells in the Rocky Mountain region.

Our properties in the Mid-Continent region are primarily located in the Arkoma Basin and principally produce gas from the Hartshorne coals at 3,000 feet.We have 147 gross (33 net) producing wells in the Mid-Continent region.

Our properties in the Permian Basin region are primarily located in two sub-basins, the Delaware Basin and the Eastern Shelf.  In the Delaware Basin, our wells are located in Pecos, Reeves, and Ward Counties, Texas and produce oil and gas from multiple stacked formations from the Bell Canyon at 5,000 feet down to the Ellenburger at 16,000 feet.  In the Eastern Shelf, our wells are principally located in Coke, Scurry, Midland, Mitchell and Nolan Counties, Texas and produce oil and gas from the Strawn Reef formation at 5,000 to 6,000 feet and oil from the shallower Clearfork formation at depths ranging from 2,300 to 3,300 feet.  We have 210 gross (156 net) producing wells in the Permian Basin region.

Our properties in the onshore Gulf Coast region are located along the Edwards trend in DeWitt and Lavaca Counties, Texas and in the Portilla field in San Patricio County, Texas.  In the Edwards trend, our wells produce gas from the Edwards formation at a depth of 13,500 feet and in the Portilla field, our wells produce oil and gas from the Frio sands and the deeper Vicksburg from depths of approximately 7,000 to 9,000 feet. We have 53 gross (47 net) producing wells in the onshore Gulf Coast region.

Our properties in the province of Alberta, Canada are located in the Pekisko fairway and the Nordegg/Tomahawk area of Central Alberta.  Our one gross / net well produces oil and associated gas from the Pekisko formation at a depth of approximately 5,400 feet.

Strategy

Our business strategy is to provide long term growth in net asset value per share by increasing daily production and proved reserves over time as well as adding to our inventory of development projects on both our unconventional and conventional oil and gas assets, while maintaining a conservative leverage position to enhance financial flexibility.  Key elements of our business strategy include:

Developing our drilling inventory.  Through our existing acreage position, we have a multi-year drilling inventory in excess of 300 net potential drilling locations (based on standard industry spacing parameters and management estimates) in our unconventional and conventional plays.  We plan to focus our development efforts in 2011 on the oil and liquids-rich Bakken, Three Forks, Eagle Ford, Pekisko and Niobrara formations, as well as our Texas oil plays.  We will continue to pursue acreage acquisitions in an effort to increase and enhance our core acreage positions.

Maintaining a mix of operated and non-operated leasehold positions in our resource plays.  While developing our resource plays, we plan on maintaining a mix of operated and non-operated interests.  As operator, we retain more control over the timing, selection and process of drilling prospects and completion design, which enhances our ability to maximize return on invested capital and gives us greater control over the timing, allocation, and amounts of our capital expenditures.  As a non-operated working interest partner, we believe we can leverage our partners’ knowledge and experience and potentially reduce our costs and enhance our returns.

Increasing the oil component of our production and proved reserves.  By focusing our 2011 drilling activity in the oil and liquids-rich resource plays,  we expect to increase the oil/liquids component of both our production and proved reserves.  Our goal for 2011 is a 50/50 mix of oil/liquids and gas production, as compared to our 36/64 mix of oil/liquids and gas production for the year ended December 31, 2010. Our proved reserves at December 31, 2010  were 41% oil/liquids  and 59% gas.

Maintaining financial flexibility.  As a result of our recently completed public offering of shares of our common stock, we have approximately $60.0 million available under our credit facility. We anticipate that our primary sources of capital will be availability under our credit facility and cash flow from operations.  We plan on deploying our available capital in a cost-effective manner by developing our assets in areas where drilling and service costs are relatively lower and equipment and crews more readily available. For example, because service costs have recently escalated dramatically in the Williston Basin due to a shortage of equipment and crews, we intend to focus our drilling activities in other areas during the first half of 2011 until equipment and crews become more readily available.

2011 Budget and Drilling Activities

We have expanded our capital expenditure budget for 2011 to $60 million, an increase of approximately 66% over 2010.  Approximately 50% of the expanded 2011 budget will be spent on unconventional horizontal oil wells in the Bakken/Three Forks and Niobrara plays in the Rocky Mountain region of the United States and the other 50% will target conventional oil plays in the Permian Basin and onshore Gulf Coast regions of the United States and in the province of Alberta, Canada.  The 2011 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

We have a substantial inventory of undeveloped acreage in several unconventional and conventional basins, or plays, exposing us to significant resource potential which will be the focus of our development plans in 2011.  Our acreage in the unconventional plays includes the Williston Basin focused on the Bakken and Three Forks formations; the onshore Gulf Coast Basin focused on the Eagle Ford Shale; the Powder River Basin focused on the Niobrara Shale; and the Southern Alberta Basin focused on the Bakken formation.  Our acreage in the conventional plays includes the Western Alberta Basin focused on the Pekisko formation and several oil plays in Texas focused on the Strawn, Frio and Yates formations.  Our net acreage position for each basin or play is detailed in the following table:

Basin/Play	Targeted Formation(s)	Net Acres
Williston	Bakken / Three Forks	20,835
Onshore Gulf Coast	Eagle Ford	8,333	(1)
Powder River	Niobrara	18,700
Western Alberta	Pekisko	9,120
Southern Alberta	Bakken	10,000
Texas Oil Plays	Strawn / Frio / Yates	8,700
	Total	75,688

________________
(1)	All of the acreage in the Eagle Ford Shale play is owned by Blue Eagle.

In 2011, we intend to concentrate our drilling activities in the following unconventional and conventional resource plays:

Williston Basin - Bakken/Three Forks.  We currently own approximately 20,835 net acres, primarily in counties located on the Nesson Anticline and in areas west including Rough Rider and Lewis & Clark in North Dakota and in Sheridan County, Montana, which are prospective for the Bakken and Three Forks formations.  We estimate that we have approximately 86 gross (16 net) 1,280-acre units. In 2010, we drilled two operated wells and participated in an additional 10 gross (0.35 net) non-operated wells on the North Dakota side of the basin.  Our first operated well, the Ravin 26-35 1H was drilled in McKenzie County, North Dakota and was brought on-line at a restricted rate in November 2010.  In January 2011, the well was flow tested at an unrestricted production rate of 1,705 Boepd, comprised of 1,008 barrels of oil, 2.44 MMcf of wellhead gas and 290 barrels of natural gas liquids.  Our second operated well is tentatively scheduled to be completed in the second quarter of 2011.  In 2011, we plan to drill up to five operated horizontal long lateral wells and participate in several additional non-operated wells targeting the Bakken or Three Forks formations.

Onshore Gulf Coast Basin - Eagle Ford.  In August 2010, we formed a joint venture, Blue Eagle, with Rock Oil to develop our acreage in the Eagle Ford Shale play.  We contributed 8,333 net acres, located in Atascosa, DeWitt and Lavaca Counties, Texas, and received an approximate 50% equity interest in Blue Eagle, and Rock Oil contributed $25 million in cash and received an approximate 50% equity interest. Rock Oil also committed to contribute an additional $50 million in cash.  Upon full funding by Rock Oil, we will own a 25% equity interest and Rock Oil will own a 75% equity interest in Blue Eagle.

In 2010, Blue Eagle drilled one well and completed the well in January 2011. The well was completed with a 15-stage fracture stimulation and placed on-line in January 2011 at a restricted rate.  During the first 19 days of producing through a 12/64-inch choke, the well produced an average of 5.8 MMcf of liquids-rich gas and 342 barrels of condensate per day. We anticipate that Blue Eagle will drill or participate in four additional wells in 2011, all of which will be fully funded by Blue Eagle.  Based on 160-acre spacing, we estimate that there are 52 net drilling locations across the Blue Eagle acreage.

Powder River Basin - Niobrara.  We currently own a total of approximately 20,800 gross (18,700 net) acres in the southern Powder River Basin, of which 17,800 gross (15,700 net) acres are located in the Brooks Draw field of Converse and Niobrara Counties, Wyoming.  Prior to 2010, we drilled a total of 12 wells, including seven horizontal wells, and acquired a 23-square mile proprietary 3-D seismic survey in the Brooks Draw field.  In addition, we own approximately 2,100 net acres in Campbell County, Wyoming which are held by production and are near the Crossbow 3-19H well operated by EOG Resources, Inc. in southern Campbell County, Wyoming and other recent horizontal activity.  In 2011, we have budgeted the drilling of one horizontal well targeting the Niobrara formation in the Brooks Draw field; however, we may elect to increase our activity in the area pending results of this well.  Based on 160–acre spacing and assuming all of the acreage is productive, we estimate that there are 117 net drilling locations on our held by production leasehold.

Alberta Basin - Pekisko.  We currently own 9,120 net acres in Central Alberta.  In 2010, we drilled two wells in the Twining area as part of a farm-out agreement.  One of the wells, the Twining 9-11, came on-line in the first quarter of 2011 and produced an average of 108 Boepd (73% oil) during the first 18 days of production.  The other well, the Swalwell 6-6, will be re-completed in the summer of 2011.  Our budget for 2011 currently includes the drilling of four horizontal wells targeting the Pekisko formation.

Alberta Basin – Bakken.  In the emerging southern Alberta Basin Bakken play of Toole and Glacier Counties, Montana, we currently own approximately 10,000 gross/net acres under long-term leases or direct mineral ownership.  During 2010, we acquired our leasehold position and monitored industry activity in the play, principally by Rosetta Resources Inc. and Newfield Exploration Company, and continued our own independent study of the play.  During 2011, we intend to continue to acquire additional acreage in the geologically specific parts of the play.

Texas Oil Plays

Permian Basin – Spires Ranch – Strawn. We currently own approximately 5,600 gross/net acres in Nolan County, Texas.  In 2009 and 2010, we drilled three wells in the Spires Ranch offsetting the prolific Nena Lucia field.  The first well encountered a thick oil column but was pressure depleted.  The second and third wells were oil discoveries in the Strawn formation and were completed in the first quarter of 2011.  The horizontal well, the Spires 126-1H, came on-line in the first quarter of 2011 and produced an average of 272 Boepd (59% oil) during the first 12 days of production.  The vertical well, the Spires 149-1, continues to recover load water.  Our budget for 2011 currently includes the drilling of three horizontal wells targeting the Strawn formation.

Permian Basin – Shallow Howe – Yates.  We currently own approximately 2,000 gross/net acres in the Howe field, located in Ward County, Texas.  In 2010, we evaluated a shallow oil play targeting the Yates formation which has proven to be productive in the area.  Our budget for 2011 currently includes the drilling of three vertical wells targeting the Yates formation.

Onshore Gulf Coast Basin – Portilla – Frio.  We currently own approximately 1,100 gross/net acres in the Portilla field, located in San Patricio County, Texas.  In 2009 and 2010, we drilled three oil in-fill development wells which proved up our concept of undrained pockets of oil between the producing wells.  Our budget for 2011 currently includes the drilling of thirteen vertical wells targeting the Frio formation.

Non-Core Divestitures

In the fourth quarter of 2009 and throughout 2010, we sold certain properties, principally non-operated, non-core assets, to generate cash for debt repayment and to accelerate our drilling program.   We sold properties in nine different states for combined net proceeds of approximately $32.2 million ($2.4 million in 2009 and $29.8 million in 2010, of which $8.4 million was received in February 2011) at various property auctions to numerous buyers. In total, these properties produced approximately 611 Boepd during 2009 and had 2.3 MMBoe of proved reserves as of December 31, 2009.   The first $10.0 million of net proceeds was used to repay the term loan portion of our credit facility and the remaining $22.2 million was used to repay outstanding indebtedness under the revolving portion of the credit facility, for capital expenditures and general corporate purposes.

Sale of Common Stock

    On February 1, 2011, we completed a public offering of 23.6 million shares of common stock (of which 8.5 million shares were sold by certain selling stockholders) at a public offering price of $4.40 per share for total net proceeds to us of approximately $62.0 million, after estimated fees and expenses.  We used the net proceeds from the offering to repay indebtedness outstanding under our credit facility, to increase our 2011 capital expenditure budget and for general corporate purposes.  We did not receive any proceeds from the sale of shares by the selling stockholders.

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices we receive for our oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other petroleum producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices we receive for our oil and gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenue, profitability and cash flow from operations. You should read the discussion under “Risk Factors – Risks Relating to Our Industry — Market conditions for oil and gas, and particularly volatility of prices for oil and gas, could adversely affect our revenue, cash flows, profitability and growth” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information relating to the effects of decreases in oil and gas prices on us. To help mitigate the impact of commodity price volatility, we hedge a portion of our production through the use of fixed price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Commodity Prices and Derivative Activities” and Note 15 of the notes to our consolidated financial statements for more information regarding our derivative activities.

Substantially all of our oil and gas is sold at current market prices under short-term arrangements, as is customary in the industry. During the year ended December 31, 2010, two purchasers accounted for approximately 20% of our oil and gas sales, and a single purchaser accounted for 11% of our oil and gas sales. We believe that there are numerous other purchasers available to buy our oil and gas and that the loss of one or both of these purchasers would not materially affect our ability to sell our oil and gas.

Regulation of Oil and Gas Activities

The exploration, production and transportation of all types of hydrocarbons are subject to significant governmental regulations. Our properties are affected from time to time in varying degrees by political developments and federal, state, provincial and local laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by industry specific price controls, taxes, conservation, safety, environmental and other laws relating to the petroleum industry, and by changes in such laws and by periodically changing administrative regulations.

Federal, state, provincial and local laws and regulations govern oil and gas activities. Operators of oil and gas properties are required to have a number of permits in order to operate such properties, including operator permits and permits to dispose of salt water. We possess all material requisite permits required by the states, provinces and other local authorities in which we operate properties. In addition, under federal and provincial law, operators of oil and gas properties are required to possess certain certificates and permits in order to operate such properties such as hazardous materials certificates, which we have obtained.

Development and Production

The operations of our properties are subject to various types of regulation at the federal, provincial, state and local levels. These types of regulation include requiring the operator of oil and gas properties to possess permits for the drilling and development of wells, post bonds in connection with various types of activities, and file reports concerning operations. Most provinces, states, and some counties and municipalities in which we operate, regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the method of completing and fracture stimulating wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	the notice to surface owners and other third parties.

    Some provinces and states regulate the size and shape of development and spacing units or proration units for oil and gas properties. Some provinces and states allow forced pooling or unitization of tracts to facilitate exploitation while other states/provinces rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, provincial and state conservation laws establish maximum allowable rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and gas we can produce from our wells or limit the number of wells or the locations at which our wells can be drilled. Moreover, each province and state generally imposes a production or severance tax with respect to the production and sale of oil, gas and NGLs within its jurisdiction.

Operations on Federal, Provincial or Indian oil and gas leases must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies, including the Bureau of Land Management, which we refer to as BLM, and the Office of Natural Resources Revenue, which we refer to as ONRR, (formerly Minerals Management Service). ONRR establishes the basis for royalty payments due under federal oil and gas leases through regulations issued under applicable statutory authority. State regulatory authorities establish similar standards for royalty payments due under state oil and gas leases. The basis for royalty payments established by ONRR and the state regulatory authorities is generally applicable to all federal and state oil and gas leases. Accordingly, we believe that the impact of royalty regulation on the operations of our properties should generally be the same as the impact on our competitors. We believe that the operations of our properties are in material compliance with all applicable regulations as they pertain to Federal or Indian oil and gas leases.

The failure to comply with these rules and regulations can result in substantial penalties, including lease suspension or termination in the case of federal leases. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect us.

Regulation of Transportation and Sale of Natural Gas in the United States

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

The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach currently pursued by FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

Generally, intrastate natural gas transportation is subject to regulation by state regulatory agencies, although FERC does regulate the rates, terms, and conditions of service provided by intrastate pipelines that transport natural  gas subject to FERC’s NGA jurisdiction pursuant to Section 311 of the NGPA. The basis for state regulation of intrastate natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect the operations of our properties in any way that is materially different from the effect of such regulation on our competitors.

Natural Gas Gathering in the United States

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

Regulation of Transportation of Oil in the United States

Sales of oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. The transportation of oil in common carrier pipelines is subject to rate regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On remand, FERC, in February 2003, increased the index slightly, effective July 2001. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect the operations of our properties in any way that is materially different from the effect of such regulation on our competitors.

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

Environmental Matters

Oil and gas operations are subject to numerous federal, provincial, state and local laws and regulations controlling the generation, use, storage and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may:

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

We are not currently involved in any administrative, judicial or legal proceedings arising under federal, state, provincial, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our respective financial positions or results of operations. Moreover, we maintain insurance against the costs of clean-up operations, but we are not fully insured against all such risks. A serious incident of pollution may result in the suspension or cessation of operations in the affected area.

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

Resource Conservation Recovery Act.    The Resource Conservation and Recovery Act, which we refer to as RCRA, is the principal federal statute governing the treatment, storage and disposal of hazardous and non-hazardous solid wastes.  RCRA imposes stringent operating requirements and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and gas exploration and production wastes to be classified and regulated as non-hazardous wastes. A similar exemption is contained in many of the state counterparts to RCRA.  At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and gas exploration and production wastes from regulation as hazardous wastes. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose and would cause us to incur increased operating expenses. Also, in the ordinary course of our operations, we generate small amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.

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

Hydraulic Fracturing. Many of our operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells.  This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of chemical additives—as well as sand, or other proppants, into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore.  Many of our newer wells would not be economical without the use of hydraulic fracturing to stimulate production from the well.  Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs.  However, bills have recently been introduced in Congress that would subject hydraulic fracturing to federal regulation under the Safe Drinking Water Act.  If adopted, these bills could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations.  These permitting requirements and restrictions could result in delays in operations at existing and new well sites as well as increased costs to make our wells productive.  Moreover, the bills introduced in Congress would require the public disclosure of information regarding the chemical makeup of hydraulic fracturing fluids, many of which are proprietary to the service companies that perform the hydraulic fracturing operations.  If enacted, these laws could make it easier for third parties to initiate litigation against us in the event of perceived problems with drinking water wells in the vicinity of an oil or gas well or other alleged environmental problems.  In addition to these federal legislative proposals, some states and local governments have considered imposing various conditions and restrictions on hydraulic fracturing operations, including but not limited to requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations.  If these types of conditions are adopted, we could be subject to increased costs and possibly limits on the productivity of certain wells.

Climate change legislation and greenhouse gas regulation. Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas, and refined petroleum products, are considered “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for our products. Additionally, the United States Supreme Court has ruled, in

Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision and the change in presidential administrations, on December 7, 2009, the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations,  the EPA has issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA. The emissions will be published on a register to be made available on the Internet. These regulations may apply to our operations. The EPA has proposed two other rules that would regulate GHGs, one of which would regulate GHGs from stationary sources, and may affect sources in the oil and natural gas exploration and production industry and the pipeline industry. The EPA’s finding, the greenhouse gas reporting rule, and the proposed rules to regulate the emissions of greenhouse gases would result in federal regulation of carbon dioxide emissions and other greenhouse gases, require permitting of certain stationary sources, and may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry.

Although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict whether or when Congress may act on climate change legislation, although initiatives such as the U.S. House of Representatives’ adoption of the “American Clean Energy and Security Act of 2009 (“ACESA”), also referred to as the Waxman-Markey cap-and-trade legislation, appears to be unlikely to become law in its current form.  The purpose of ACESA was to control and reduce emissions of greenhouse gases in the United States. ACESA would have established an economy-wide cap on emissions of GHGs in the United States and would have required an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. The net effect of ACESA would have been to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and gas. The U.S. Senate has worked on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law.  Finally, some states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Depending on the particular jurisdiction of our operations, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations. Any of the climate change regulatory and legislative initiatives described above could have a material adverse effect on our business, financial condition, and results of operations.

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

Abandonment Costs.    All of our oil and gas wells will require proper plugging and abandonment at some time in the future. We have posted bonds with most regulatory agencies to ensure compliance with our plugging responsibility. Plugging and abandonment operations and associated reclamation of the surface production site are important components of our environmental management system. We plan accordingly for the ultimate disposition of properties that are no longer producing.

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

Employees

As of March 11, 2011, we had 74 full-time employees. We retain independent geological, land and engineering consultants from time to time on a limited basis and expect to continue to do so in the future.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments filed with the Securities and Exchange Commission are available free of charge on our web site at www.abraxaspetroleum.com in the Investor Relations section as soon as practicable after such reports are filed.  Information on our web site is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

Item 1A. Risk Factors

Risks Related to Our Business

We have substantial indebtedness which may adversely affect our cash flow and business operations.

At December 31, 2010, we had a total of $136.0 million of indebtedness under our credit facility which was reduced to $80.0 million, after applying the net proceeds from the equity offering that closed on February 1, 2011. Our indebtedness could have important consequences to us, including:

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

•	our level of debt will make us more vulnerable to competitive pressures or a downturn in our business or the economy in general, than our competitors with less debt.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all.

A breach of the terms and conditions of our credit facility, including the inability to comply with the required financial covenants, could result in an event of default. If an event of default occurs (after any applicable notice and cure periods), the lenders would be entitled to terminate any commitment to make further extensions of credit under our credit facility and to accelerate the repayment of amounts outstanding (including accrued and unpaid interest and fees).  Upon a default under our credit facility, the lenders could also foreclose against any collateral securing such obligations, which may be all or substantially all of our assets.  If that occurred, we may not be able to continue to operate as a going concern.

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

The borrowing base under our credit facility is determined from time to time by the lenders.  Reductions in estimates of oil and gas reserves could result in a reduction in the borrowing base, which would reduce the amount of financial resources available under our credit facility to meet our capital requirements.  Such a reduction could be the result of lower commodity prices and/or production, an inability to drill or unfavorable drilling results, changes in oil and gas reserve engineering, the lenders’ inability to agree to an adequate borrowing base or adverse changes in the lenders’ practices regarding estimation of reserves.

If cash flow from operations or our borrowing base decreases for any reason, our ability to undertake exploration and development activities could be adversely affected.  As a result, our ability to replace production may be limited.  In addition, if the borrowing base under our credit facility is reduced, we could be required to reduce our borrowings under our credit facility so that such borrowings do not exceed the borrowing base.  This could further reduce the cash available to us for capital spending and, if we did not have sufficient capital to reduce our borrowing level, we may be in default under the credit facility.

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

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce.  The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced.  Unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, we cannot assure you that our exploration and development activities will result in increases in our proved reserves.    Based on the reserve information set forth in our reserve report as of December 31, 2010, our average annual estimated decline rate for our net proved developed producing reserves is 12% during the first five years, 8% in the next five years, and approximately 7% thereafter.  These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and prior property sales.  As our proved reserves and consequently our production decline, our cash flow from operations, and the amount that we are able to borrow under our credit facility will also decline.  In addition, approximately 49% of our total estimated proved reserves at December 31, 2010 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling operations.  Even if we are successful in our development efforts, it could take several years for a significant portion of these undeveloped reserves to generate positive cash flow.

We may not adhere to our proposed drilling schedule.

Our final determination of whether to drill any scheduled or budgeted wells will be dependent on a number of factors, including:

•	the availability and costs of drilling and service equipment and crews;

•	economic and industry conditions at the time of drilling;

•	prevailing and anticipated prices for oil and gas;

•	the availability of sufficient capital resources;

•	the results of our exploitation efforts;

•	the acquisition, review and interpretation of seismic data; and

•	our ability to obtain permits for drilling locations.

Although we have identified or budgeted for numerous drilling locations, we may not be able to drill those locations within our expected time frame or at all.  In addition, our drilling schedule may vary from our expectations because of future uncertainties.  For example, service equipment and crews are in very short supply in the Williston Basin.  This shortage has caused service costs to escalate drastically in the basin.  As a result, we will likely delay the drilling of our operated Bakken/Three Forks wells until additional services and crews are deployed to the basin and service costs return to normal, which we anticipate to occur in mid-2011.

We may not find any commercially productive oil and gas reservoirs.

We cannot assure you that the new wells we drill will be productive or that we will recover all or any portion of our capital investment.  Drilling for oil and gas may be unprofitable.  Dry holes and wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable.  The inherent risk of not finding commercially productive reservoirs is compounded by the fact that 49% of our total estimated proved reserves as of December 31, 2010 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling operations.  In addition, our properties may be susceptible to drainage from production by other operations on adjacent properties.  If the volume of oil and gas we produce decreases, our cash flow from operations will decrease.

The results of our drilling in unconventional formations, principally in emerging plays with limited drilling and production history using long laterals and modern completion techniques, are subject to more uncertainties than our drilling program in the more established plays and may not meet our expectations for reserves or production.

We have recently begun drilling wells in unconventional formations in several emerging plays.  Part of our drilling strategy to maximize recoveries from these formations involves the drilling of long horizontal laterals and the use of modern completion techniques of multi-stage fracture stimulations that have proven to be successful in other basins. Our experience with horizontal drilling and multi-stage fracture stimulations of these formations to date, as well as the industry’s drilling and production history in these formations, is limited. The ultimate success of these drilling and completion strategies and techniques will be better evaluated over time as more wells are drilled and longer term production profiles are established. In addition, based on reported decline rates in these emerging plays as well as the industry’s experience in these formations, we estimate that the average monthly rates of production may decline as much as 70% during the first twelve months of production. Actual decline rates may differ significantly. Accordingly, the results of our drilling in these unconventional formations are more uncertain than drilling results in the other more established plays with longer reserve and production histories.

Our joint venture agreement with Rock Oil and other agreements that we may enter into present a number of challenges that could have a material adverse effect on our business, financial condition and results of operations.

Our joint venture agreement with Rock Oil represents an important part of our business. In addition, we may enter into other similar arrangements, some of which may be material. These arrangements typically present financial, managerial and operational challenges, including the existence of unknown potential disputes, liabilities or contingencies and may involve risks not otherwise present when exploring and developing properties directly, including, for example:

•	our joint venture partners may share certain approval rights over major decisions;

•	our joint venture partners may not pay their share of the joint venture’s obligations, leaving us liable for their share of such obligations;

•	our joint venture partners may terminate the agreements;

•	we may incur liabilities as a result of an action taken by our joint venture partners;

•	our joint venture partners may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives; and

•	disputes between us and our joint venture partners may result in delays, litigation or operational impasses.

The risks described above or the failure to continue our joint venture or to resolve disagreements with our joint venture partners could adversely affect our ability to transact the business that is the subject of such joint venture, which would in turn negatively affect our financial condition and results of operations.

We cannot control the activities on the properties we do not operate and are unable to ensure their proper operation and profitability.

We currently do not operate all of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, operation of these properties. The failure of an operator to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including:

•	the operator could refuse to initiate exploitation or development projects and if we proceed with any of those projects, we may not receive any funding from the operator with respect to that project;

•	the operator may initiate exploitation or development projects on a different schedule than we would prefer;

•
the operator may propose greater capital expenditures than we wish, including expenditures to drill more wells or build more facilities on a project than we have funds for, which may mean that we cannot participate in those projects and thus, not participate in the associated revenue stream; and

•	the operator may not have sufficient expertise or resources.

Any of these events could significantly and adversely affect our anticipated exploitation and development activities.

Seasonal weather conditions and other factors could adversely affect our ability to conduct drilling activities.

Our operations could be adversely affected by weather conditions and wildlife restrictions on federal leases. In the Williston Basin and in Canada, drilling and other oil and gas activities cannot be conducted as effectively during the winter months. Winter and severe weather conditions limit and may temporarily halt the ability to operate during such conditions. These constraints and the resulting shortages or high costs could delay or temporarily halt our oil and gas operations and materially increase our operating and capital costs, which could have a material adverse effect on our business, financial condition and results of operations.

The lack of availability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploitation and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies, oil field services or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. During times and in areas of increased activity, the demand for oilfield services will also likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. If the lack of availability or high cost of drilling rigs, equipment, supplies, oil field services or qualified personnel were particularly severe in any of our areas of operation, we could be materially and adversely affected. Delays could also have an adverse effect on our results of operations, including the timing of the initiation of production from new wells.

Our drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors that are beyond our control.

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

We do not plan to insure against all potential operating risks. We might incur substantial losses from, and be subject to substantial liability claims for, uninsured or underinsured risks related to our oil and gas operations.

We do not intend to insure against all risks. Our oil and gas exploitation and production activities will be subject to hazards and risks associated with drilling for, producing and transporting oil and gas, and any of these risks can cause substantial losses resulting from:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

•	abnormally pressured formations;

•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

•	fires and explosions;

•	personal injuries and death;

•	regulatory investigations and penalties; and

•	natural disasters.

We might elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities arising from uninsured and underinsured events or in amounts in excess of existing insurance coverage could have a material adverse effect on our business, financial condition or results of operations.

Hydraulic fracturing, the process used for extracting oil and gas from shale and other formations, has recently come under increased scrutiny and could be the subject of further regulation that could impact the timing and cost of development.

The Underground Injection Control, or UIC, regulation promulgated under the  provisions of the federal Safe Drinking Water Act, or the SDWA, exclude hydraulic fracturing from the definition of “underground injection.” However, the Environmental Protection Agency, or EPA, is now re-evaluating hydraulic fracturing and the U.S. Senate and House of Representatives are currently considering bills entitled the Fracturing Responsibility and Awareness of Chemicals Act, or the FRAC Act, to amend the SDWA to repeal this exemption. If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities, which could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. The FRAC Act also proposes to require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.

Hydraulic fracturing is the primary production method used to extract reserves located in many of the unconventional oil and gas plays in the United States and Canada. Depending on the legislation that may ultimately be enacted or the regulations that may be adopted at the federal, state and/or provincial levels, exploration, exploitation and production activities that entail hydraulic fracturing could be subject to additional regulation and permitting requirements. Individually or collectively, such new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay the development of unconventional oil and gas resources from formations which are not commercial without the use of hydraulic fracturing. This could have an adverse effect on our business, financial condition and results of operations.

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

The marketability of our production depends in part upon processing and transportation facilities.  Transportation space on such gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to such facilities or due to such space being utilized by other companies with priority transportation agreements.  Our access to transportation options can also be affected by U.S. Federal and state, as well as Canadian provincial, regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand.  These factors and the availability of markets are beyond our control.  If our access to these transportation options dramatically changes, the financial impact on us could be substantial and adversely affect our ability to produce and market our oil and gas.

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

During 2010, differentials averaged ($8.14) per Bbl of oil and ($0.41) per Mcf of gas.   Approximately 27% of our production during 2010 was from the Rocky Mountain region.  Historically, this region has experienced wider differentials than our Permian Basin and Gulf Coast properties.  As the percentage of our production from the Rocky Mountain region increases, we expect that our price differentials will also increase.  Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

Our derivative contracts could result in financial losses or could reduce our cash flow.

To achieve more predictable cash flow and reduce our exposure to adverse fluctuations in the prices of oil and gas and to comply with the requirements under our credit facility, we enter into derivative contracts, which we sometimes refer to as hedging arrangements, for a significant portion of our oil and gas production that could result in both realized and unrealized derivative contract losses.  We have entered into NYMEX-based fixed price commodity swap arrangements on approximately 80% of the oil and gas production from our estimated net proved developed producing reserves (as of December 31, 2010) through December 31, 2012 and 67% for 2013. Any new hedging arrangements will be priced at then-current market prices and may be significantly lower than the commodity swaps we currently have in place.  The extent of our commodity price exposure will be related largely to the effectiveness and scope of our commodity price derivative contracts.  For example, the prices utilized in our derivative contracts are currently NYMEX-based, which may differ significantly from the actual prices we receive for oil and gas which are based on the local markets where the oil and gas is produced.  The prices that we receive for our oil and gas production are typically lower than the relevant benchmark prices that are used for calculating commodity derivative positions.  The difference between the benchmark price and the price we receive is called a differential, a significant portion of which is based on the delivery location which is called the basis differential.  As a result, our cash flow from operations could be affected if the basis differentials widen more than we anticipate.  For more information see “—An increase in the differential between NYMEX and the reference or regional index price used to price our oil and gas would reduce our cash flow from operations.” We currently do not have any basis differential hedging arrangements in place.  Our cash flow from operations could also be affected based upon the levels of our production.  If production is higher than we estimate, we will have greater commodity price exposure than we intended.  If production is lower than the nominal amount that is subject to our hedging arrangements, we may be forced to satisfy all or a portion of our hedging arrangements without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial reduction in cash flows.

If the prices at which we hedge our oil and gas production are less than current market prices, our cash flow from operations could be adversely affected.

When our derivative contract prices are higher than market prices, we will incur realized and unrealized gains on our derivative contracts and conversely, when our contract prices are lower than market prices, we will incur realized and unrealized losses.  On July 29, 2009, we entered into hedging arrangements for specified volumes, which equated to approximately 80% of the estimated oil and gas production from our proved developed producing reserves (as of December 31, 2010) through December 31, 2012 and 67% for 2013 after unwinding our previous hedging arrangements.  For the year ended December 31, 2010, we recognized a realized gain on oil and gas derivative contracts of $2.8 million and an unrealized gain of $11.4 million. The realized gains resulted in an increase in cash flow from operations.  We expect to continue to enter into similar hedging arrangements in the future to reduce our cash flow volatility.

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

At times when market prices are lower than our derivative contract prices, we are entitled to cash payments from the counterparties to our derivative contracts.  Any number of factors may adversely affect the ability of our counterparties to fulfill their contractual obligations to us.  If one of our counterparties is unable or unwilling to make the required payments to us, it could adversely affect our cash flow.

Potential regulations under the Dodd-Frank Act regarding derivatives could adversely impact our ability to engage in commodity price risk management activities.

We have entered into commodity derivative contracts in order to hedge a portion of our production. On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which imposes a comprehensive regulatory scheme significantly impacting companies engaged in over-the-counter swap transactions. The Dodd-Frank Act generally applies to “swaps” entered into by “major swap participants” and/or “swap dealers,” each as defined in the Dodd-Frank Act. A swap is very broadly defined in the Dodd-Frank Act and includes an energy commodity swap. A swap dealer includes an entity that regularly enters into swaps with counterparties as an “ordinary course of business for its own account.” Furthermore, a person may qualify as a major swap participant if it maintains a “substantial position” in outstanding swaps, other than swaps used for “hedging or mitigating commercial risk” or whose positions create substantial exposure to its counterparties or the U.S. financial system. The Dodd-Frank Act subjects swap dealers and major swap participants to substantial supervision and regulation by the Commodity Futures Trading Commission, or the CFTC,

including capital standards, margin requirements, business conduct standards, and recordkeeping and reporting requirements. It also requires most regulated swaps to be cleared through a derivatives clearing organization, or DCO, registered with the CFTC. By clearing through a DCO, each party to a swap will be required to provide collateral to the DCO to settle, on a daily basis, any credit exposure resulting from fluctuations in market prices. The CFTC also has the authority to impose position limits on companies trading in OTC derivatives markets. Although the Dodd-Frank Act provides a framework for regulating OTC swap transactions, the substance of the Dodd-Frank Act will be set forth in numerous rules subsequently promulgated by the CFTC and other agencies. Because the CFTC has not yet clearly articulated the scope of key definitions in the Dodd-Frank Act, such as “swap,” “swap dealer” and “major swap participant,” and because the parameters of Dodd-Frank Act requirements are still shifting, it is impossible to know exactly how the Dodd-Frank Act will impact our business. However, the issuance of any rules or regulations relating to the Dodd-Frank Act that subject us to additional business conduct standards, position limits and/or reporting, capital, margin or clearing requirements with respect to our commodity swap risk management positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activities. If we are required to post additional collateral as a result of new rules, we would have to do so by utilizing cash or letters of credit, which would reduce our liquidity position and increase costs. These changes could materially reduce our hedging opportunities and increase the costs associated with our hedging programs, both of which could negatively affect our cash flow.

Lower oil and gas prices increase the risk of ceiling limitation write-downs.

We use the full cost method to account for our oil and gas operations.  Accordingly, we capitalize the cost to acquire, explore for and develop our oil and gas properties.  Under full cost accounting rules, the net capitalized cost of our oil and gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from our proved reserves, discounted at 10%.  If the net capitalized costs of our oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings.  This is called a “ceiling limitation write-down.” This charge does not impact cash flow from operating activities, but it does reduce our stockholders’ equity and earnings.  The risk that we will be required to write-down the carrying value of our oil and gas properties increases when oil and gas prices are low, which could be further impacted by the SEC’s modernized oil and gas reporting disclosures, which require us to use an average price over the prior 12-month period, rather than the year-end price, when calculating the PV-10.  In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves.  An expense recorded in one period may not be reversed in a subsequent period even though oil and gas prices may have increased the ceiling applicable in the subsequent period.

At December 31, 2010, the net capitalized costs of our United States oil and gas properties did not exceed the present value of our estimated proved reserves; however, the net capitalized costs of our Canadian oil and gas properties exceeded the present value of our estimated proved reserves by approximately $4.8 million, resulting in a write down of $4.8 million. At December 31, 2009, the net capitalized cost of our oil and gas properties did not exceed the present value of our estimated proved reserves. At December 31, 2008, the net capitalized costs of our oil and gas properties exceeded the present value of our estimated proved reserves by $116.4 million, resulting in a write down of $116.4 million.  We cannot assure you that we will not experience additional write downs in the future.

Use of our net operating loss carryforwards may be limited.

At December 31, 2010, we had, subject to the limitation discussed below, $141.8 million of net operating loss carryforwards for U.S. tax purposes and $1.1 million for Canadian tax purposes.  The U.S. loss carryforwards will expire in varying amounts through 2030, and the Canadian carryforward will expire in 2030, if not otherwise used.

The use of our net operating loss carryforwards may be limited if an “ownership change” of over 50 percentage points occurs during any three-year period.  Based on current estimates, we believe that we have not surpassed this threshold.  It is feasible that even a modest change of ownership (including, but not limited to, a shift in common stock ownership by one reasonably large stockholder or any offering of common stock to a limited number of investors) during the three-year period following the merger with the Partnership, which was consummated on October 5, 2009, could trigger a significant limitation of the amount of such net operating loss carryforwards available to offset future taxable income.

    Additionally, uncertainties exist as to the future utilization of the operating loss carryforwards.  Therefore, in accordance with Financial Accounting Standards Board (“FASB”) and Accounting Standards Codification (“ASC”) 740-10, we have established a valuation allowance of $60.8 million for deferred tax assets at December 31, 2008, $91.5 million at December 31, 2009 and $91.9 million at December 31, 2010.

We depend on our President, CEO and Chairman of the Board and the loss of his services could have an adverse effect on our operations.

We depend to a large extent on Robert L.G. Watson, our President and Chief Executive Officer, for our management and business and financial contacts.  Mr. Watson may terminate his employment agreement with us at any time on 30 days notice, but, if he terminates without cause, he would not be entitled to the severance benefits provided under the terms of that agreement.  Mr. Watson is not precluded from working for, with or on behalf of a competitor upon termination of his employment with us.  If Mr. Watson were no longer able or willing to act as President, Chief Executive Officer and Chairman of the Board, the loss of his services could have an adverse effect on our operations.

Our financial statements are complex and our control environment cannot completely prevent fraud or human error.

Due to the nature of our business, and accounting principles generally accepted in the United States of America, our financial statements are complex, particularly with reference to derivative contracts, asset retirement obligations, deferred taxes and the accounting for our stock-based compensation plans. We expect such complexity to continue and possibly increase.  Because of these complexities, many of our accounting processes are done manually and are dependent upon individual data input or review.  While we continue to automate our processes and enhance our review and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future many of our processes will remain manually intensive and thus subject to human error.

A control environment, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control environment are met.  Because of the inherent limitations in all control environments, no evaluation of controls can provide absolute assurance that all control issues have been detected and misstatements due to error or fraud may occur and not be detected.

Risks Related to Our Industry

Market conditions for oil and gas, and particularly volatility of prices for oil and gas, could adversely affect our revenue, cash flows, profitability and growth.

Our revenue, cash flows, profitability and future rate of growth depend substantially upon prevailing prices for oil and gas.  Gas prices have affected us more than oil prices because 64% of our production during 2010 and 58% of our proved reserves at December 31, 2010 were gas.  Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital.  Lower prices may also make it uneconomical for us to increase or even continue current production levels of oil and gas.

Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, market uncertainty and a variety of other factors beyond our control, including:

•	changes in foreign and domestic supply and demand for oil and gas;

•	political stability and economic conditions in oil producing countries, particularly in the Middle East;

•	weather conditions;

•	price and level of foreign imports;

•	terrorist activity;

•	availability of pipeline and other secondary capacity;

•	general economic conditions;

•	domestic and foreign governmental regulation; and

•	the price and availability of alternative fuel sources.

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

The process of estimating oil and gas reserves is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data.  Accordingly, these estimates are imprecise.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated.  Any significant variance could materially affect the estimated quantities and present value of our reserves.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

The estimates of our reserves as of December 31, 2010 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time.  In particular, estimates of oil and gas reserves, future net revenue from proved reserves and the PV-10 thereof for our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2010.  The average realized sales prices as of such date used for purposes of such estimates were $3.91 per Mcf of gas and $70.72 per Bbl of oil.  The December 31, 2010 estimates also assume that we will make future capital expenditures of approximately $164.1 million in the aggregate primarily from 2011 through 2015, which are necessary to develop and realize the value of proved reserves on our properties.  In addition, approximately 49% of our total estimated proved reserves as of December 31, 2010 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain than proved developed reserves.  Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of our reserves set forth or incorporated by reference in this document.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.  Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

As required by SEC regulations, we based the estimated discounted future net cash flows from our proved reserves as of December 31, 2010 on the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2010 and costs in effect on December 31, 2010, the day of the estimate.  However, actual future net cash flows from our properties will be affected by factors such as:

•      supply of and demand for our oil and gas;

•      actual prices we receive for our oil and gas;

•      our actual operating costs;

•      the amount and timing of our capital expenditures;

•      the amount and timing of our actual production; and

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

We operate in a highly competitive environment.  The principal resources necessary for the exploration and production of oil and gas are leasehold prospects under which oil and gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable personnel to conduct all phases of operations.  We must compete for such resources with both major oil and gas companies and independent operators.  Many of these competitors have financial and other resources substantially greater than ours.  Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our operations, we cannot assure you that such resources will be available to us in the future.

Our oil and gas operations are subject to various U.S. Federal, state, local and Canadian provincial regulations that materially affect our operations.

In the oil and gas industry, matters regulated include permits for drilling and completion operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and unitization and pooling of properties and taxation.  At various times, regulatory agencies have imposed price controls and limitations on production.  In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow from oil and gas wells below actual production capacity.  U.S. Federal, state,  local, and Canadian provincial laws regulate production, handling, storage, transportation and disposal of oil and gas, by-products and other substances and materials produced or used in connection with oil and gas operations.  To date, our expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant.  We believe that we are in substantial compliance with all applicable laws and regulations.  However, the requirements of such laws and regulations are frequently changed.  We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

Proposed federal legislation concerning tax deductions currently available with respect to oil and gas drilling may adversely affect our net earnings.

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

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that requires reporting and reductions of the emission of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of oil, gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change and the Kyoto Protocol address greenhouse gas emissions, and several countries including the European Union have established greenhouse gas regulatory systems. In the United States, at the state level, many states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs or have begun considering adopting greenhouse gas regulatory programs. At the federal level, in June 2009, the United States House of Representatives passed the American Clean Energy and Security Act of 2009, also known as the Waxman-Markey Bill or ACESA. The United States Senate passed out of committee the Clean Energy Jobs and American Power Act, also known as the Kerry-Boxer Bill. Although these bills differ in certain ways, they both contain provisions that would establish a cap and trade system for restricting greenhouse gas emissions in the United States. Under such a system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary to meet overall emission reduction goals. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The ultimate outcome of this federal legislative initiative remains uncertain.

In addition to pending climate legislation, the EPA has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and require reporting by regulated facilities by March 2011 and annually thereafter. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding serves as a first step to issuing regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities. The EPA has proposed such greenhouse gas regulations and may issue final rules this year.

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

Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs, and could have an adverse effect on demand for the oil and gas that we produce and as a result, our financial condition and results of operations could be adversely affected.

Risks Related to Our Common Stock

Future issuance of additional shares of common stock could cause dilution of ownership interests and adversely affect our stock price.

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

We will not pay dividends on our common stock for the foreseeable future.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future.  In addition, our credit facility prohibits us from paying dividends and making other distributions.

Shares eligible for future sale may depress our stock price.

At December 31, 2010, we had 76,427,561 shares of common stock outstanding of which 6,089,883 shares were held by affiliates and, in addition, 4,820,450 shares of common stock were subject to outstanding options granted under stock option plans (of which 2,288,213 shares were vested at December 31, 2010).

All of the shares of common stock held by affiliates are restricted or are control securities under Rule 144 promulgated under the Securities Act.  The shares of common stock issuable upon exercise of stock options have been registered under the Securities Act.  Sales of shares of common stock under Rule 144 or another exemption under the Securities Act or pursuant to a registration statement could have a material adverse effect on the price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

The price of our common stock has been volatile and could continue to fluctuate substantially.

Our common stock is traded on The NASDAQ Stock Market.  The market price of our common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

•	fluctuations in commodity prices;

•	variations in results of operations;

•	legislative or regulatory changes;

•	general trends in the oil and gas industry;

•	sales of common stock or other actions by our stockholders;

•	additions or departures of key management personnel;

•	commencement of or involvement in litigation;

•	speculation in the press or investment community regarding our business;

•	an inability to maintain the listing of our common stock on a national securities exchange;

•	market conditions; and

•	analysts’ estimates and other events in the oil and gas industry.

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

Anti-takeover provisions could make a third party acquisition of us difficult.

Our articles of incorporation and bylaws provide for a classified board of directors, with each member serving a three-year term, and eliminate the ability of stockholders to call special meetings or take action by written consent.  Each of the provisions in our articles of incorporation, bylaws and our tax benefits preservation plan, could make it more difficult for a third party to acquire us without the approval of our board.  In addition, the Nevada corporate statute also contains certain provisions that could make an acquisition by a third party more difficult. On March 16, 2010, our board of directors adopted a tax benefits preservation plan designed to preserve our substantial tax assets.  In addition, the plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding common stock without our approval.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Exploratory and Developmental Acreage

Our principal oil and gas properties consist of producing and non-producing oil and gas leases, including reserves of oil and gas in place. The following table sets forth our developed and undeveloped acreage and fee mineral acreage as of December 31, 2010. There are no material lease expirations in 2011.

	Developed Acreage		Undeveloped Acreage		Fee Mineral Acreage (1)
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres	Total Net Acres (2)
Rocky Mountain	61,238	31,309	72,358	49,521	1,400	1,160	81,990
Mid-Continent	23,840	5,580	240	120	543	69	5,769
Permian Basin	24,054	17,322	17,977	16,357	12,007	5,272	38,951
Onshore Gulf Coast	5,801	5,173	2,951	2,603	—	—	7,776
Total United States	114,933	59,384	93,526	68,601	13,950	6,501	134,486
Alberta, Canada	320	320	8,800	8,800	—	—	9,120
Total	115,253	59,704	102,326	77,401	13,950	6,501	143,606
_______________

(1)	Fee mineral acreage represents fee simple absolute ownership of the mineral estate or fraction thereof.

(2)	Includes 3,981 acres in the Permian Basin region that are included in developed and undeveloped gross acres, but does not include net acres owned by Blue Eagle in the onshore Gulf Coast region.

Productive Wells

The following table sets forth our gross and net productive wells, expressed separately for oil and gas, as of December 31, 2010:

	Productive Wells
	Oil		Gas (1)
	Gross	Net	Gross	Net
Rocky Mountain	391.0	88.2	505.0	16.0
Mid-Continent	6.0	3.5	141.0	29.8
Permian Basin	154.0	128.3	56.0	28.1
Onshore Gulf Coast	28.5	26.6	24.5	20.0
Total United States	579.5	246.6	726.5	93.9
Alberta, Canada	1.0	1.0	—	—
Total	580.5	247.6	726.5	93.9

(1)	Excludes 1.0 gross (1.0 net) wells owned by Blue Eagle.

Reserves Information

In December 2009, we adopted revised oil and gas reserve estimation and disclosure requirements which conforms the definition of proved reserves with the Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The new accounting standard requires that the average, first-day-of-the-month price during the 12-month period preceding the end of the year be used when estimating reserve quantities and permits the use of reliable technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes.

For the year ended December 31, 2010, DeGolyer and MacNaughton, of Dallas, Texas estimated reserves for properties comprising approximately 96% of the PV-10 of our proved oil and gas reserves. Proved reserves for the remaining 4% of our properties were estimated by Abraxas personnel because we determined that it was not practical for DeGolyer and MacNaughton to prepare reserve estimates for all of our properties because we own a large number of properties with relatively low values.   DeGolyer and MacNaughton’s reserve report as of December 31, 2010 included a total of 648 properties, which comprised approximately 96% of the PV-10 of all our properties as of that date.  A total of 520 properties were included in the reserve estimates prepared by Abraxas personnel which comprised approximately 4% of our PV-10 at December 31, 2010.

The technical personnel responsible for preparing the reserve estimates at DeGolyer and MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer and MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in any of our properties and are not employed on a contingent fee basis. All reports by DeGolyer and

MacNaughton were developed utilizing geological and engineering data provided by Abraxas.  The report of DeGolyer and MacNaughton dated February 22, 2011, which contains further discussions of the reserve estimates and evaluations prepared by DeGolyer and MacNaughton as well as the qualifications of DeGolyer and MacNaughton’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of reserves at December 31, 2010 were based on studies performed by the operations department of Abraxas which is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Operations is the manager of this department and is the primary technical person responsible for this process.  The Vice President of Operations holds a Bachelor of Science degree in Petroleum Engineering, and has 25 years of experience in reserve evaluations. The operations department consists of four petroleum engineers with Bachelor degrees in Petroleum Engineering, one of whom is a Registered Professional Engineer in the State of Texas, and various other technical professionals. Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, including oil and gas prices, production costs, future capital expenditures and Abraxas’ net ownership percentages are obtained from other departments within Abraxas.

Oil and gas reserves and the estimates of the present value of future net revenues therefrom were determined based on prices and costs as prescribed by SEC and FASB guidelines. Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved reserves were estimated in accordance with guidelines established by the Securities and Exchange Commission and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. For the year ended December 31, 2010, commodity prices over the prior 12-month period and year end costs were used in estimating net cash flows.

In addition to proved reserves, we disclose our “probable” and “possible” reserves in this report.  Probable reserves are those additional reserves that are less likely to be recovered than proved reserves.  Possible reserves are those additional reserves that are less likely to be recoverable than probable reserves.  These estimates of probable and possible reserves are by their very nature more speculative than estimates of proved reserves and accordingly are subject to substantially greater risk of being actually realized by us.

The following table sets forth certain information regarding estimates of our oil and gas reserves as of December 31, 2010, which excludes reserves attributable to our equity interest in Blue Eagle. All of our reserves are located in the United States and Canada.

Summary of Oil and Gas Reserves As of December 31, 2010
Reserve Category	Oil (MBbls)	Gas (MMcf)
Proved
Developed	5,862	42,750
Undeveloped	3,932	42,163
Total Proved	9,794	84,913
Probable
Developed	183	1,302
Undeveloped	7,145	36,192
Possible
Developed	—	—
Undeveloped	7,274	14,032

The process of estimating oil and gas reserves is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data.  Accordingly, these estimates are imprecise.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated.  Any significant variance could materially affect the estimated quantities and present value of our reserves set forth or incorporated by reference in this document.  We may also adjust estimates of reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. In particular, estimates of oil and gas reserves, future net revenue from reserves and the PV-10 thereof for the oil and gas properties described in this report are based on the assumption that future oil and gas prices remain the same as oil and gas prices utilized in the December 31, 2010 report. The average realized sales prices used for purposes of such estimates were $70.72 per Bbl of oil and $3.91 per Mcf of gas. It is also assumed that we will make future capital expenditures of approximately $164.1 million in the aggregate primarily in the years 2011 through 2015, which are necessary to develop and realize the value of proved reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

You should not assume that the present value of future net revenues referred to in this Annual Report on Form 10-K is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves is calculated using the average price over the prior 12-month period.  Costs used in the estimated discounted future net cash flows are costs as of the end of the period. Because we use the full cost method to account for our oil and gas operations, we are susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. This is known as a “ceiling limitation write-down.” This charge does not impact cash flow from operating activities but does reduce our stockholders’ equity and reported earnings. We have experienced ceiling limitation write-downs in the past and we cannot assure you that we will not experience additional ceiling limitation write-downs in the future. As of December 31, 2010, the Company’s net capitalized costs of oil and gas properties in the United States did not exceed the present value of our estimated proved reserves; however, the net capitalized cost of our oil and gas properties in Canada exceeded the present value of its estimated proved reserves by $4.8 million, resulting in a write down of $4.8 million.   We cannot assure you that we will not experience additional write downs in the future. Based on managements’ review of average first-day-of-the-month prices for the twelve months of April 2010 through March 2011, we do not anticipate a write down at the end of the first quarter of 2011.

For more information regarding the full cost method of accounting, you should read the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Actual future prices and costs may be materially higher or lower than the prices and costs used in the estimate. Any changes in consumption by gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. Our effective interest rate on borrowings at various times and the risks associated with us or the oil and gas industry in general will affect the accuracy of the 10% discount factor.

We file reports of our estimated oil and gas reserves with the Department of Energy. The reserves reported to this agency are required to be reported on a gross operated basis and therefore are not comparable to the reserve data reported herein.

Proved Undeveloped Reserves

At December 31, 2010, we had 10,959 MBoe of proved undeveloped reserves. During 2010, 214 MBoe of proved undeveloped reserves were converted to proved producing reserves.   During 2010, 2,083 MBoe were added to proved undeveloped reserves, principally in the Rocky Mountain region.  During 2010, 1,317 MBoe were removed from proved undeveloped reserves, principally in the onshore Gulf Coast region.  We do not have any material proved undeveloped reserves which have remained undeveloped for five or more years since the reserves were included in our reserve report.

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

Due to our loss carry forwards and the tax basis of our properties, there is no impact of income taxes on our standardized measure calculation.  As a result, there is currently no difference between the standardized measure of our oil and gas reserves, which is a GAAP financial measure, and the PV-10 of our reserves.

Blue Eagle Reserve Data

The following table sets forth certain information attributable to our 50% equity interest in the estimates of Blue Eagle’s oil and gas reserves as of December 31, 2010. All of Blue Eagle’s reserves are located in the United States.

Summary of Oil and Gas Reserves – Blue Eagle As of December 31, 2010
Reserve Category	Oil (MBbls)	Gas (MMcf)
Proved
Developed	—	—
Undeveloped	1,239	8,301
Total Proved	1,239	8,301
Probable
Developed	—	—
Undeveloped	737	4,933
Possible
Developed	—	—
Undeveloped	—	—

The following table sets forth certain information regarding the combined reserves of Abraxas and Blue Eagle as of December 31, 2010.

Summary of Oil and Gas Reserves – Combined As of December 31, 2010
Reserve Category	Oil (MBbls)	Gas (MMcf)
Proved
Developed	5,862	42,750
Undeveloped	5,171	50,464
Total Proved	11,033	93,214
Probable
Developed	183	1,302
Undeveloped	7,882	41,125
Possible
Developed	—	—
Undeveloped	7,274	14,032

Oil and Gas Production, Sales Prices and Production Costs

The following table presents our net oil and gas production, the average sales price per Bbl of oil and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three years ended December 31, 2010:

	2008	2009	2010
Oil production (Bbls)	549,887	578,784	508,917
Gas production (Mcf)	6,342,934	6,329,216	5,478,902
Total production (MBoe) (1)	1,607	1,634	1,422
Average sales price per Bbl of oil (2)	$92.66	$54.15	$71.37
Average sales price per Mcf of gas (2)	$7.59	$3.24	$3.97
Average sales price per Boe (2)	$61.66	$31.73	$40.82
Average cost of production per Boe produced (3)	$10.91	$12.50	$13.81
__________________
(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis 6 Mcf of gas to 1 Bbl of oil.

(2)	Before the impact of hedging activities.

(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Drilling Activities

The following table sets forth our gross and net working interests in exploratory and development wells drilled during the three years ended December 31, 2010:

	2008		2009		2010 (1)
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive
Oil	-	-	1.0	1.0	1.0	0.02
Gas	1.0	0.6	-	-	1.0	0.40
Dry holes	-	-	-	-	1.0	1.00
Total	1.0	0.6	1.0	1.0	3.0	1.42
Development
Productive
Oil	14.0	7.2	2.0	2.0	22.0	7.82
Gas	35.0	2.2	12.0	0.2	2.0	1.02
Dry holes	-	-	1.0	1.0	-	-
Total	49.0	9.4	15.0	3.2	24.0	8.84

(1)	Excludes 1.0 gross (1.0 net) gas well owned by Blue Eagle.

Present Activities

As of March 11, 2011, we had two operated wells and nine non-operated wells in process of drilling and/or completing. The following provides an overview of our present activities by region:

Operational Update

Rocky Mountain:
•
In McKenzie County, North Dakota, we drilled the Stenehjem 27-34 1H to a total measured depth of 16,504 feet, including a 5,965 foot lateral in the middle Bakken formation.  A 20-stage fracture stimulation is tentatively scheduled for the second quarter of 2011.  We own an approximate 79% working interest in this well.

•
In Dunn and McKenzie Counties, North Dakota and Richland County, Montana, we participated in six non-operated horizontal wells, targeting the middle Bakken or Three Forks formation, which are currently drilling, completing or waiting on completion.  Our working interest ranges from 1.8% to 6.5% in each of these wells.

•	In McKenzie County, North Dakota, we participated in one non-operated horizontal well targeting the Mission Canyon formation, which is currently drilling. We own a 2.9% working interest in this well.

•
In Bowman County, North Dakota, we participated in one non-operated horizontal air injection well targeting the Red River formation, which is currently drilling.  We own a 4.0% working interest in this well.

Gulf Coast:
•
In DeWitt County, Texas, Blue Eagle, is participating in one non-operated horizontal well, targeting the Eagle Ford formation, which is currently drilling.  Blue Eagle owns a 43.9% working interest in this well and we currently own an approximate 50% equity interest in Blue Eagle.

•
In San Patricio County, Texas, we are currently drilling the first well in a multi-well drilling program targeting the Frio sands at depths of 7,400 and 8,100 feet.  We own a 100% working interest in each of these wells.

Office Facilities

Our executive and administrative offices are located at 18803 Meisner Drive, San Antonio, Texas 78258, and consist of approximately 21,000 square feet. We own the building which is subject to a real estate lien note. The note bears interest at a fixed rate of 6.375%, and is payable in monthly installments of principal and interest of $39,754 based on a twenty year amortization. The note matures in May 2015 at which time the outstanding balance becomes due. The note is secured by a first lien deed of trust on the property and improvements. As of December 31, 2010, $5.1 million was outstanding on the note. We lease office space in Calgary, Alberta for a monthly rental of $3,836 CN. The lease expires on January 31, 2014.

Other Properties

We own 10 acres of land, an office building, workshop, warehouse and house in Sinton, Texas, 603 acres of land and an office building in Scurry County, Texas, 50 acres of land in Lavaca County, Texas, 160 acres of land in Coke County, Texas, 600 acres of land in McKenzie County, North Dakota and 12,177 acres of land in Pecos County, Texas.  We own 22 vehicles which are used in the field by employees. We own two workover rigs, which are used for servicing our wells.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2010, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition.

Item 4. [Removed and Reserved]

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol "AXAS." The following table sets forth certain information as to the high and low sales price quoted for our common stock on The NASDAQ.

	Period	High	Low
2009
	First Quarter	$1.50	$0.74
	Second Quarter	1.39	0.85
	Third Quarter	1.88	0.86
	Fourth Quarter	2.55	1.55

2010
	First Quarter	$2.50	$1.78
	Second Quarter	3.16	1.89
	Third Quarter	3.14	2.30
	Fourth Quarter	4.69	2.69

2011	First Quarter (Through March 11, 2011)	$6.16	$4.06

Holders

As of March 11, 2011, we had 91,561,792 shares of common stock outstanding and approximately 1,192 stockholders of record.

Dividends

We have not paid any cash dividends on our common stock and it is not presently determinable when, if ever, we will pay cash dividends in the future. In addition, our credit facility prohibits the payment of cash dividends on our common stock.

Performance Graph

Set forth below is a performance graph comparing yearly cumulative total stockholder return on our common stock with (a) the monthly index of stocks included in the Standard and Poor’s 500 Index and (b) the Small Cap Index of stocks of oil and gas exploration and production companies with a market capitalization of less than $1.2 billion (the “Comparable Companies”). The Comparable Companies are: Double Eagle Petroleum Co., Endeavor International Corporation, Evolution Petroleum Corp., Gulfport Energy Corp., GMX Resources Inc., Petroleum Development Corporation, PetroQuest Energy Inc., and Warren Resources Inc.

All of these cumulative total returns are computed assuming the value of the investment in our common stock and each index as $100.00 on December 31, 2005, and the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. The years compared are 2006, 2007, 2008, 2009 and 2010.

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Dec-05
Mar-06
Jun-06
Sep-06
Dec-06
Mar-07
Jun-07
Sep-07
Dec-07
Mar-08
Jun-08
Sep-08
Dec-08
Mar-09
Jun-09
Sep-09
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Small Cap Index
S&P 500
AXAS

	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010
Small Cap Index	$100.00	$114.05	$142.59	$52.93	$56.95	$111.96
S&P 500	$100.00	$113.62	$117.63	$72.36	$89.33	$100.75
AXAS	$100.00	$58.52	$73.11	$13.64	$36.36	$86.55

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

Item 6. Selected Financial Data

The following selected financial data as of and for the years ended is derived from our Consolidated Financial Statements for the years ended December 31, 2006 through 2010. The data should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and other financial information included herein. See “Financial Statements and Supplementary Data” in Item 8.

	Year Ended December 31,
	2006	2007		2008		2009	2010
	(Dollars in thousands except per share data)
Total revenue	$51,077	$48,309		$100,310		$52,750	$59,030
Net income (loss)	$700	$56,702	(1)	$(52,403	)(2)	$(18,780)	$1,766	(3)
Net income (loss) per common share – diluted	$0.02	$1.19		$(1.07)		$(0.34)	$0.02
Weighted average shares outstanding – diluted (in thousands)	43,862	47,593		49,005		55,499	77,362
Total assets	$116,940	$147,119		$211,839		$176,236	$182,909
Long-term debt, excluding current maturities	$127,614	$45,900		$130,835		$143,592	$140,940
Total stockholders’ equity (deficit)	$(22,165)	$55,847		$4,658		$(18,363)	$(14,976)
__________________
(1)	Includes gain on sale of assets of $59.4 million.
(2)	Includes proved property impairment of $116.4 million.
(3)	Includes proved property impairment of $4.8 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto. See “Financial Statements and Supplementary Data” in Item 8.

General

We are an independent energy company primarily engaged in the acquisition, exploitation, development and production of oil and gas in the United States and Canada. Historically, we have grown through the acquisition and subsequent development and exploitation of producing properties, principally through the redevelopment of old fields utilizing new technologies such as modern log analysis and reservoir modeling techniques as well as 3-D seismic surveys and horizontal drilling. As a result of these activities, we believe that we have a number of development opportunities on our properties. In addition, we intend to expand upon our development activities with complementary exploration projects in our core areas of operation. Success in our development and exploration activities is critical in the maintenance and growth of our current production levels and associated reserves.

While we have attained positive net income in three of the last five years, there can be no assurance that operating income and net earnings will be achieved in future periods. Our financial results depend upon many factors which significantly affect our results of operations including the following:

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

Recently, the prices of oil and gas have been volatile.  During the first half of 2008, prices for oil and gas were sustained at record or near-record levels, however, during the second half of 2008, and first half of 2009, there was a significant drop in prices. Prices began to improve during the second half of 2009. During 2010, the price of oil increased significantly from the levels experienced in 2009. The New York Mercantile (NYMEX) price for West Texas Intermediate crude oil (WTI) averaged $79.51 per barrel in 2010 as compared to $61.82 per barrel in 2009. During 2010, the average price of gas increased slightly from an average NYMEX Henry Hub spot price of $3.94 per MMbtu in 2009 to $4.38 per MMbtu in 2010. Prices closed on December 31, 2010 at $91.38 per Bbl of oil and $4.41 per MMbtu of gas.  If commodity prices decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If gas prices remain depressed or oil prices decline significantly, our revenues, profitability and cash flow from operations may decrease which could cause us to alter our business plans, including reducing our drilling activities.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content; and

•	gathering, processing and transportation costs.

During 2010, differentials averaged ($8.14) per barrel of oil and ($0.41) per Mcf of gas compared to ($7.67) per barrel of oil and ($0.70) per Mcf of gas in 2009 and ($7.07) per barrel of oil and ($1.30) per Mcf of gas in 2008. We experienced greater oil differentials during 2010 compared to prior years because of the increased percentage of our production from the Rocky Mountain region which experiences higher differentials than our Permian Basin and Gulf Coast properties.  Approximately 27% of our production during 2010 was from our Rocky Mountain properties.  As the percentage of our production from the Rocky Mountain region increases, we expect that our price differentials will also increase.  Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

Our credit facility  required us to enter into hedging arrangements for specified volumes, which equated to approximately 80% of the estimated oil and gas production from our net proved developed producing reserves (as of December 1, 2010) through December 31, 2012 and 67% for 2013. By removing a significant portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have sustained and in the future, we will sustain realized and unrealized losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts. In 2008, we incurred a realized loss of $9.3 million and an unrealized gain of $40.5 million. In 2009, we incurred a realized gain of $17.9 million and an unrealized loss of $28.4 million. In 2010, we incurred a realized gain of $2.8 million and an unrealized gain of $11.4 million. We have not designated any of these derivative contracts as a hedge as prescribed by applicable accounting rules.

The following table sets forth our derivative position at December 31, 2010:

	Fixed Price Swap
	Oil		Gas
Contract Periods	Daily Volume (Bbl)	Swap Price	Daily Volume (MMbtu)	Swap Price
2011	1,035	$76.61	9,580	$6.52
2012	946	70.89	8,303	6.77
2013	705	80.79	5,962	6.84

At December 31, 2010, the aggregate fair market value of our oil and gas derivative contracts was a liability of approximately $2.4 million.

Production Volumes. Our proved reserves will decline as oil and gas are produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.   Based on the reserve information set forth in our reserve estimates as of December 31, 2010, our average annual estimated decline rate for net proved developed producing reserves is 12% during the first five years, 8% in the next five years, and approximately 7% thereafter.  These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects.

We had capital expenditures during 2010 of $36.2 million. We have expanded our capital expenditure budget for 2011 to $60 million, an increase of approximately 66% over 2010.  Approximately 50% of the expanded 2011 budget will be spent on unconventional horizontal oil wells in the Bakken/Three Forks and Niobrara plays in the Rocky Mountain region of the United States and the other 50% will target conventional oil plays in the Permian Basin and onshore Gulf Coast regions of the United States and in the province of Alberta, Canada.  The 2011 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
Total production (MBoe)	1,607	1,634	1,422
Average daily production (Boepd)	4,391	4,476	3,896

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  As of December 31, 2010, we had $4.0 million of availability under our credit facility. In February 2011, we repaid $56.0 million of indebtedness with proceeds from our equity offering, which provided us $60.0 million of availability.

Borrowings and Interest.  At December 31, 2010, we had a total of $136.0 million outstanding under our credit facility.  In February 2011, we repaid $56.0 million of indebtdness with proceeds from our equity offering, giving us an outstanding balance of $80 million. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices. In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR-based debt.  The two-year interest rate swap for $100 million at a fixed rate of 3.367% originally expired on August 12, 2010.  The interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.   The interest rate swap was further amended in November 2009, lowering our fixed rate to 2.55% and extending the term through August 12, 2012.

Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2010, we operated properties accounting for approximately 88% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations (of which 154 were classified as proved undeveloped at December 31, 2010) on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. Over the five years ended December 31, 2010, we drilled or participated in 103 gross (30.29 net) wells of which 96.1% resulted in commercially productive wells.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility will also decline. In addition, approximately 49% of our estimated proved reserves at December 31, 2010 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Results of Operations

Selected Operating Data. The following table sets forth operating data for the periods presented.

	Years Ended December 31,
	(dollars in thousands, except per unit data)
	2008	2009	2010
Operating revenue(1):
Oil sales	$50,954	$31,340	$36,321
Gas sales	48,130	20,489	21,729
Rig and other	1,226	921	980
Total operating revenues	$100,310	$52,750	$59,030

Operating income (loss) (2)	$(74,017)	$177	$2,807

Oil production (MBbls)	549.9	578.8	508.9
Gas production (MMcf)	6,342.9	6,329.2	5,478.9

Average oil sales price (per Bbl)(1)	$92.66	$54.15	$71.37
Average gas sales price (per Mcf) (1)	$7.59	$3.24	$3.97
___________________
(1)	Revenue and average sales prices are before the impact of hedging activities.
(2)	Operating loss includes a $116.4 million and a $4.8 million proved property impairment in 2008 and 2010, respectively.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Operating Revenue. During the year ended December 31, 2010, operating revenue from oil and gas sales increased by $6.3 million from $51.8 million in 2009 to $58.1 million in 2010. The increase in revenue was due to higher oil and gas prices in 2010 as compared to 2009 which were partially offset by decreased production volumes in 2010 as compared to 2009. The increase in commodity prices contributed $12.8 million to revenue while decreased sales volumes had a negative impact of $6.5 million.

 Oil sales volumes decreased from 578.8 MBbls for the year ended December 31, 2009 to 508.9 MBbls for the same period of 2010. The decrease in oil sales volumes was due to sales of non-core properties during the latter part of the fourth quarter of 2009 and during 2010, natural field declines and the timing of new wells being brought on line.  The divested properties produced 29.5 MBbls during 2010, compared to 67.8 MBbls during 2009.  New wells brought onto production in 2010 contributed 23.9 MBbls to production for the year ended December 31, 2010. Gas sales volumes decreased from 6,329.2 MMcf for the year ended December 31 2009 to 5,478.9 MMcf for the year ended December 31, 2010.  The decrease in gas production was due to sales of non-core properties during the latter part of the fourth quarter of 2009 and during 2010, natural field declines and the timing of new wells being brought on line. The divested properties produced 931.2 MMcf in 2009 compared to 754.9 MMcf in 2010.  New wells brought onto production during 2010 contributed 190.8 MMcf to production for the year ended December 31, 2010.

 Average sales prices in 2010, before realized gain (loss) on derivative contracts were:

•	$71.37 per Bbl of oil, and
•	$ 3.97 per Mcf of gas.

Average sales prices in 2009, before realized gain (loss) on derivative contracts were:

•	$54.15 per Bbl of oil, and
•	$ 3.24 per Mcf of gas.

Lease Operating Expenses (“LOE”). LOE decreased from $20.4 million in 2009 to $19.6 million in 2010. LOE per Boe for the year ended December 31, 2010 was $13.81 compared to $12.50 for the same period of 2009. The increase in LOE per Boe was attributable to lower production volumes in 2010 as compared to 2009.

Production and Ad Valorem Taxes.  Production and ad valorem taxes increased from $5.8 million in 2009 to $5.9 million in 2010 as a result of higher commodity prices which result in higher production taxes.

General and Administrative (“G&A”) Expense.  G&A expense, excluding stock-based compensation, increased from $6.5 million in 2009 to $7.3 million in 2010. The increase in G&A was primarily related to the opening of our Canadian office in September 2009. G&A per Boe was $5.14 for the year ended December 31, 2010 compared to $3.96 for the same period of 2009. The increase in G&A per Boe was primarily due to lower production volumes and higher costs in 2010 compared to 2009.

Stock-based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the years ended December 31, 2010 and 2009, stock-based compensation was approximately $1.6 million and $1.2 million, respectively. The increase in 2010 as compared to 2009 was due to the grant of options in the fourth quarter of 2009 related to the Merger and new grants during 2010.

Depletion, Depreciation and Amortization (“DD&A”) Expenses. DD&A expense decreased from $17.9 million in 2009 to $16.2 million in 2010. The decrease in DD&A was primarily the result of a lower reserve base due to the sale of properties during 2010 and the contribution of acreage to Blue Eagle, which also reduced our full cost pool.   DD&A per Boe for 2009 was $10.95 as compared to $11.40 per Boe in 2010.

Interest Expense. Interest expense decreased to $9.1 million in 2010 compared to $11.3 million for 2009. The decrease in interest expense for the year ended December 31, 2010 was primarily due to lower levels of debt as compared to 2009.

Income taxes.  For the year ended December 31, 2009, we incurred $1.3 million in federal and state income taxes. The taxes were the result of a tax basis gain on the Merger. An income tax benefit of $79,000 was recognized in 2010 as a result of a decrease in the $1.3 million tax basis gain on the Merger.

Loss (gain) on derivative contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contract transactions do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and interest rate swaps. The estimated value of our derivative contracts was a liability of approximately $5.8 million as of December 31, 2010. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the year ended December 31, 2010, we realized a gain on our derivative contracts of $500,000, which included a realized gain of $2.8 million on our commodity swaps and a realized loss of $2.3 million on our interest rate swap.  For the year-ended December 31, 2010, we incurred an unrealized gain of $10.3 million on our derivative contracts, which included an unrealized gain of $11.4 on our commodity swaps and an

unrealized loss of $1.1 million on our interest rate swap.   For the year ended December 31, 2009, we realized a gain on our derivative contracts of $15.3 million, which included a realized gain of $17.9 million on our commodity swaps and a realized loss of $2.6 million on our interest rate swap.  For the year-ended December 31, 2009, we incurred an unrealized loss of $27.6 million, which included an unrealized loss of $28.4 million on our commodity swaps and an unrealized gain of $0.8 million on our interest rate swap.

Other Expense. During 2009, other expense consisted primarily of costs related to the planned initial public offering of the Partnership which had previously been capitalized.

Ceiling Limitation Write-down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties.  Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings.   As of December 31, 2010, our net capitalized costs of oil and gas properties in the United States did not exceed the present value of our estimated proved reserves; however, the net capitalized cost of our oil and gas properties in Canada exceeded the present value of our estimated proved reserves by $4.8 million, resulting in a write down of $4.8 million.  These amounts were calculated in accordance with SEC rules utilizing the twelve month first-day-of-the-month average oil and gas prices for the year ended 2010 which were $79.43 per Bbl for oil and $4.45 per Mcf for gas as adjusted to reflect the expected realized prices for our oil and gas reserves. As of December 31, 2009, our net capitalized costs of our United States oil and gas properties did not exceed the present value of our estimated proved reserves.  As of December 31, 2009, we did not own any properties outside of the United States.

The risk that we will be required to write-down the carrying value of our oil and gas assets increases when oil and gas prices are depressed or volatile.  In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves. We cannot assure you that we will not experience additional write-downs in the future. If commodity prices decline or if any of our proved reserves are revised downward, a further write-down of the carrying value of our oil and gas properties may be required. Based on managements’ review of average first-day-of-the-month prices for the twelve months of April 2010 through March 2011, we do not anticipate a write down at the end of the first quarter of 2011.

Non-controlling interest. Non-controlling interest represents the share of net income (loss) of the Partnership for the period owned by the partners other than Abraxas. For the year ended December 31, 2009, the non-controlling interest in the net income of the Partnership was approximately $9.7 million. The Partnership was merged into Abraxas on October 5, 2009; accordingly, there was no non-controlling interest adjustment for the year ended December 31, 2010.

Equity in (gain) loss of joint venture.  Our investment in Blue Eagle, in which we do not have a majority interest, but do have significant influence, is accounted for under the equity method. Under the equity method of accounting, our share of net income (loss) from the joint venture is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). Our net share of the joint ventures earnings or losses is reported as “Equity in (gain) loss of joint venture” in the consolidated statements of operations. For year ended December 31, 2010, our net share of the joint venture’s loss was $473,000.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Operating Revenue. During the year ended December 31, 2009, operating revenue from oil and gas sales decreased by $47.3 million from $99.1 million in 2008 to $51.8 million in 2009. The decrease in revenue was due to lower oil and gas prices in 2009 as compared to 2008 which were partially offset by increased production volumes in 2009 as compared to 2008. The decrease in commodity prices had a negative impact of $49.8 million while increased production volumes contributed $2.5 million to revenue.

Oil production volumes increased from 549.9 MBbls for the year ended December 31, 2008 to 578.8 MBbls for the same period of 2009, primarily due to production from new wells placed on production during 2009. Gas production volumes decreased from 6,342.9 MMcf for the year ended December 31, 2008 to 6,329.2 MMcf for the same period of 2009, primarily due to natural field declines.

Average sales prices in 2009, before realized gain (loss) on derivative contracts were:

•	$54.15 per Bbl of oil, and
•	$ 3.24 per Mcf of gas.

Average sales prices in 2008, before realized gain (loss) on derivative contracts were:

•	$92.66 per Bbl of oil, and
•	$ 7.59 per Mcf of gas.

Lease Operating Expenses (“LOE”). LOE increased from $17.5 million in 2008 to $20.4 million in 2009 as a result of higher operating costs. LOE per Boe for the year ended December 31, 2009 was $12.50 compared to $10.91 for the same period of 2008. The increase in LOE per Boe was attributable to higher operating costs.

Production and Ad Valorem Taxes.  Production and ad valorem taxes decreased from $9.1 million in 2008 to $5.8 million in 2009 as a result of lower commodity prices which result in lower production taxes.

General and Administrative (“G&A”) Expense.  G&A expense, excluding stock-based compensation, increased from $5.7 million in 2008 to $6.5 million in 2009. The increase in G&A in 2009 as compared to 2008 was primarily due to higher professional and consulting fees, as well as increased cost for director fees related to the Merger and the opening of our Canadian office in September 2009.  G&A per Boe was $3.96 for 2009 compared to $3.56 for the same period of 2008. The increase in G&A per Boe cost was attributable to the higher G&A during 2009 as compared to 2008.

Stock-based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the years ended December 31, 2009 and 2008, stock-based compensation was approximately $1.2 million and $1.4 million, respectively. The decrease in 2009 as compared to 2008 was due to expenses related to higher valued options granted in prior years that have been fully amortized.

Depreciation, Depletion and Amortization (“DD&A”) Expenses. DD&A expense decreased from $23.3 million in 2008 to $17.9 million in 2009. The decrease in DD&A was primarily the result of the producing property impairment for the year ended December 31, 2008 which reduced our full cost pool.   DD&A per Boe for 2009 was $10.95 as compared to $14.53 in 2008.  The decrease in DD&A per Boe in 2009 was primarily the result of the book value of our full cost pool being reduced due to the impairment incurred in 2008.

Interest Expense. Interest expense increased to $11.3 million in 2009 compared to $10.5 million for 2008. The increase in interest expense in 2009 was primarily due to higher levels of debt and higher interest rates as compared to 2008.

Income taxes.  For the year ended December 31, 2009 we incurred $1.3 million in federal and state income taxes. The taxes were the result of a tax basis gain on the Merger. No income tax expense or benefit was recognized in 2008 due to losses or loss carryforwards and valuation allowance, which has been recorded against such benefits.

Loss (gain) on derivative contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contract transactions do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and interest rate swaps. The estimated value of our derivative contracts was a liability of approximately $16.3 million as of December 31, 2009. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the year ended December 31, 2009, we realized a gain on our derivative contracts of $15.3 million, which included a realized gain of $17.9 million on our commodity swaps and a realized loss of $2.6 million on our interest rate swap.  For the year-ended December 31, 2009, we incurred an unrealized loss of $27.6 million, which included an unrealized loss of $28.4 million on our commodity swaps and an unrealized gain of $0.8 million on our interest rate swap.   For the year ended December 31, 2008, we realized a loss on our derivative contracts of $9.5 million, which included a realized loss of $9.3 million on our commodity swaps and a realized loss of $260,000 on our interest rate swap.  For the year ended December 31, 2008, we incurred an unrealized gain of $37.9 million, which included an unrealized gain of $40.5 million on our commodity swaps and an unrealized loss of $2.6 million on our interest rate swap.

Other Expense. For the year ended December 31, 2008, as a result of the exchange and registration rights agreement whereby Partnership unitholders, under certain circumstances, could convert their Partnership units into Abraxas common stock, we recognized an expense of $7.4 million, including approximately $293,000 relating to shares converted during the fourth quarter of 2008 and $7.1 million representing the fair value of potential conversions.  During 2009, other expense consisted primarily of costs related to the planned initial public offering of the Partnership which had previously been capitalized.

Ceiling Limitation Write-down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties.  Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings.  As of December 31, 2008, our net capitalized costs of our United States oil and gas properties exceeded the present value of our estimated proved reserves by $116.4 million, resulting in a write down of $116.4 million.  These amounts were calculated in accordance with previous SEC rules utilizing 2008 year-end prices of $44.60 per Bbl for oil and $5.62 per Mcf for gas as adjusted to reflect the expected realized prices for our oil and gas reserves. As of December 31, 2009, our net capitalized costs of our United States oil and gas properties did not exceed the present value of our estimated proved reserves.  As of December 31, 2008 and 2009, we did not own any properties outside of the United States.

The risk that we will be required to write-down the carrying value of our oil and gas assets increases when oil and gas prices are depressed or volatile.  In addition, write-downs may occur if we have substantial downward revisions in our estimated proved reserves. We cannot assure you that we will not experience additional write-downs in the future. If commodity prices decline or if any of our proved reserves are revised downward, a further write-down of the carrying value of our oil and gas properties may be required.

Non-Controlling Interest. Non-controlling interest represents the share of net income (loss) of the Partnership for the period owned by the partners other than Abraxas. Additionally, in accordance with generally accepted accounting principles in effect at the time, when cumulative losses applicable to the non-controlling interest exceeded the non-controlling interest equity capital in the entity, such excess are charged to the earnings of the controlling interest. For the year ended December 31, 2008, primarily as a result of the ceiling test impairment, losses applicable to the non-controlling interest exceeded the controlling interest equity capital by $9.3 million. As a result, $9.3 million was charged to earnings attributable to Abraxas and reflected as a reduction of the loss applicable to the non-controlling interest.

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

The amount of capital expenditures we are able to make has a direct impact on our ability to increase cash flow from operations and, thereby, will directly affect our ability to service our debt obligations and to grow the business through the development of existing properties and the acquisition of new properties.

Our principal sources of capital are cash flow from operations, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financings on terms acceptable to us, if at all.

Working Capital (Deficit). At December 31, 2010, our current liabilities of $37.5 million exceeded our current assets of $28.6 million resulting in a working capital deficit of $8.9 million. This compares to a working capital deficit of $17.4 million at December 31, 2009. Current liabilities at December 31, 2010 primarily consisted of the current portion of derivative liabilities of $9.7 million, trade payables of $23.6 million, revenues due third parties of $3.0 million, and other accrued liabilities of $1.1 million.

Capital Expenditures. Capital expenditures in 2008, 2009 and 2010 were $174.6 million, $16.5 million and $36.4 million, respectively. The table below sets forth the components of these capital expenditures:

	Year Ended December 31,
	2008	2009	2010
	(dollars in thousands)
Expenditure category:
Exploration/Development	$40,564	$16,151	$36,172
Acquisition	127,671	—	—
Facilities and other	6,351	320	276
Total	$174,586	$16,471	$36,448

During 2008, capital expenditures included $127.7 million for the acquisition of properties from St. Mary Land & Exploration Company and other smaller acquisitions, as well as the development of our oil and gas properties. During 2009 and 2010, capital expenditures were primarily for the development of our existing properties.

 We anticipate making capital expenditures in 2011 of $60.0 million. The 2011 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, the results of our exploitation efforts, and ability to obtain permits for drilling locations. With the increased number of drilling rigs running, particularly in the Williston Basin and in the Eagle Ford Shale play, together with the increased number of stages on a given frac job, frac crews and equipment are in short supply. As a result, there may be a delay in procuring services for the multi-stage frac jobs that we have planned for our operated wells, which would delay the completion of successfully drilled wells.  Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise.  Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. There was a significant decline in oil and gas prices beginning in the second quarter of 2008, while oil prices improved during the second half of 2009 and through 2010, gas prices remain fairly weak. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,
	2008	2009	2010
	(dollars in thousands)
Net cash provided by operating activities	$43,387	$44,136	$24,102
Net cash used in investing activities	(173,944)	(14,096)	(15,048)
Net cash provided by (used in) financing activities	113,545	(30,103)	(10,816)
Total	$(17,012)	$(63)	$(1,762)

Operating activities for the year ended December 31, 2010 provided $24.1 million in cash. Net income plus non-cash expense items and net changes in operating assets and liabilities accounted for most of these funds, including the non-cash property impairment of $4.8 million. Financing activities used $10.8 million for the year ended December 31, 2010 which was predominately the reduction of long-term debt. Investing activities used $15.0 million in 2010 for the development of our oil and gas properties net, of proceeds from sale of properties of $21.4 million.

Operating activities for the year ended December 31, 2009 provided $44.1 million in cash. Net income plus non-cash expense items and net changes in operating assets and liabilities and the monetization of our derivative contracts accounted for most of these funds. Financing activities used $30.1 million for the year ended December 31, 2009 which was predominately the reduction of long-term debt. Investing activities used $14.1 million in 2009 for the development of our oil and gas properties, net of proceeds from the sale of properties of $2.4 million.

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

Future Capital Resources. Our principal sources of capital going forward are cash flow from operations, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete financing on terms acceptable to us, if at all.

In the fourth quarter of 2009 and throughout 2010, we sold certain non-operated, non-core assets, to generate cash for debt repayment and to accelerate our drilling program.  We sold properties in nine different states for combined net proceeds of approximately $32.2 million ($2.4 million in 2009 and $29.8 million in 2010, of which $8.4 million was received in February 2011) at various property auctions to numerous buyers. In total, these properties produced approximately 611 Boepd during 2009 and had 2.3 MMBoe of proved reserves as of December 31, 2009. The first $10.0 million of net proceeds was used to repay the term loan portion of our credit facility and the remaining $22.2 million was used to repay outstanding indebtedness under the revolving portion of the credit facility, for capital expenditures and general corporate purposes.

On February 1, 2011, we completed a public offering of 23.6 million shares of common stock (of which 8.5 million shares were sold by certain selling stockholders) at a public offering price of $4.40 per share for total net proceeds to us of approximately $62.0 million, after estimated fees and expenses.  We used the net proceeds from the offering to repay indebtedness outstanding under our credit facility, to increase our 2011 capital expenditure budget and for general corporate purposes.  We did not receive any proceeds from the sale of shares by the selling stockholders.

Cash from operating activities is dependent upon commodity prices and production volumes.  Oil and gas prices are volatile and declined significantly during the second half of 2008 and first part of 2009. Oil prices increased during the second six months of 2009 and during 2010, and while gas prices have strengthened somewhat, they remain weak. A decrease in commodity prices from current levels could reduce our cash flows from operations.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be found. Additionally, due to the increased number of drilling rigs running, particularly in the Williston Basin and in the Eagle Ford Shale play, together with the increased number of stages on a given frac job, frac crews and equipment are in short supply.  As a result, there may be a delay in procuring services for the multi-stage frac jobs that we have planned for our operated wells, which would delay the completion of successfully drilled wells. If our proved reserves decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility will also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 49% of our total estimated proved reserves at December 31, 2010 were classified as undeveloped.

    Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2010:

	Payments due in twelve month periods ending:
Contractual Obligations (in thousands)	Total	December 31, 2011	December 31, 2012-2013	December 31, 2014-2015	Thereafter
Long-Term Debt (1)	$141,092	$152	$136,336	$4,604	$—
Interest on long-term debt (2)	15,128	8,144	6,591	393	—
Lease obligations (3)	142	46	92	4	—
Total	$156,362	$8,342	$143,019	$5,001	$—

____________
(1)	These amounts represent the balances outstanding under our credit facility and the real estate lien note. These payments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3) Lease on office space in Calgary, Alberta, which expires on January 31, 2014.

We maintain a reserve for costs associated with the retirement of tangible long-lived assets. At December 31, 2010, our reserve for these obligations totaled $7.7 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At December 31, 2010, we had no existing off-balance sheet arrangements, as defined under SEC regulations that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2010, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Other obligations. We make and will continue to make substantial capital expenditures for the acquisition, exploration, development and production of oil and gas. In the past, we have funded our operations and capital expenditures primarily through cash flow from operations, sales of properties, sales of production payments, borrowings under our credit facilities, sales of debt and equity and other sources. Given our high degree of operating control, the timing and incurrence of operating and capital expenditures is largely within our discretion.

Long-Term Indebtedness

Long-term debt consisted of the following:

	December 31, 2009	December 31, 2010
	(in thousands)
Credit facility – Term portion	$8,000	$—
Credit facility – Revolving portion	138,500	136,000
Real estate lien note	5,233	5,092
	151,733	141,092
Less current maturities	(8,141)	(152)
	$143,592	$140,940

Credit Facility

On October 5, 2009, in connection with the closing of the Merger, we entered into an amended and restated senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility, which was amended on August 18, 2010. In connection with the Merger, we borrowed $145.0 million under the credit facility, of which $135.0 million was borrowed under the revolving portion and $10.0 million was borrowed under the term loan portion.  The term portion of the credit facility was paid in full on March 30, 2010.  As of December 31, 2010, $136.0 million was outstanding under the revolving portion of the credit facility. This outstanding amount was reduced to $80.0 million after applying the net proceeds from the equity offering that closed on February 1, 2011.

The revolving portion of the credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. The borrowing base is currently $140.0 million and is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The lenders are also able to make a redetermination in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base of $140.0 million was determined based upon our reserve report dated June 30, 2010. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the revolving portion of the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.5%—2.75%, depending on the utilization of the borrowing base, or, if we elect, at the greater of (1) 2.0% and (2) LIBOR plus, in each case, 2.5%—3.75%, depending on the utilization of the borrowing base. At December 31, 2010, the interest rate on the revolving portion of the credit facility was 5.75%.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio as of the last day of each quarter of not less than 2.50 to 1.00.  We are also required to maintain a total debt to EBITDAX ratio as of the last day of each quarter of not more than 4.00 to 1.00. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with or at the request of a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date after giving pro forma effect to the Merger. For the purposes of this calculation, EBITDAX is consolidated net income plus interest expense, oil and gas exploration expenses, taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718 , ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts or upon the termination of any hedge contract minus all non-cash items of income which were included in determining consolidated net income, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date after giving pro forma effect to the Merger.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, and obligations with respect to surety bonds and hedge arrangements.  We were in compliance with all covenants as of December 31, 2010.

As of December 31, 2010, the current ratio was 1.01 to 1.00, the interest coverage ratio was 3.16 to 1.00 and the total debt to EBITDAX ratio was 3.96 to 1.00.

The credit facility also required that we enter into hedging arrangements for specified volumes, which equated to approximately 80% of the estimated oil and gas production from our net proved developed producing reserves (as of December 31, 2010) through December 31, 2012 and 67% for 2013.  We satisfied this requirement by assuming all of the Partnership’s derivative contracts in connection with the Merger.

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

Real Estate Lien Note

On May 9, 2008, we entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as our corporate headquarters. This note was refinanced in November 2008.  The note bears interest at a fixed rate of 6.375%, and is payable in monthly installments of principal and interest of $39,754 based on a twenty year amortization. The note matures in May 2015 at which time the outstanding balance becomes due. The note is secured by a first lien deed of trust on the property and improvements. As of December 31, 2010, $5.1 million was outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. Under the terms of our credit facility, we entered into commodity swaps on approximately 80% of our estimated oil and gas production from our net proved developed producing reserves (as of December 31, 2010) through December 31, 2012 and 67% for 2013.

The following table sets forth our derivative contract position as of December 31, 2010:

	Fixed Price Swap
	Oil		Gas
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (MMbtu)	Swap Price (per MMbtu)
2011	1,035	$76.61	9,580	$6.52
2012	946	70.89	8,303	6.77
2013	705	80.79	5,962	6.84

By removing a significant portion of price volatility on our future oil and gas production, we believe that we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have sustained, and in the future will sustain, realized and unrealized losses on our derivative contracts when market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts. For the year ended December 31, 2010, we incurred a realized gain of $2.8 million and an unrealized gain of $11.4 million on our commodity derivative contracts. For the year ended December 31, 2009, we incurred a realized gain of $17.9 million and an unrealized loss of $28.4 million on our commodity derivative contracts.  If the disparity between our contract prices and market prices continues, we will sustain realized and unrealized gains or losses on our derivative contracts. While unrealized gains and losses do not impact our cash flow from operations, realized gains and losses do impact our cash flow from operations.  In addition, as our derivative contracts expire over time, we expect to enter into new derivative contracts at then-current market prices.  If the prices at which we hedge future production are significantly lower than our existing derivative contracts, our future cash flow from operations would likely be materially lower. In addition, borrowings under our credit facility bear interest at floating rates. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our  drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

 See “—Quantitative and Qualitative Disclosures about Market Risk—Hedging Sensitivity” for further information.

Net Operating Loss Carryforwards

At December 31, 2010, we had, subject to the limitation discussed below, $141.8 million of net operating loss carryforwards for U.S. tax purposes and $1.1 million for Canadian tax purposes. The U.S. loss carryforwards will expire through 2030 and the Canadian carryforward will expire in 2030, if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10. Therefore, we have established a valuation allowance of $91.9 million for deferred tax assets at December 31, 2010.

We account for uncertain tax positions under provisions of ASC 740-10. ASC 740-10 did not have any effect on the Company’s financial position or results of operations for the year ended December 31, 2010. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2000 through 2010 remain open to examination by the tax jurisdictions to which the Company is subject.

Related Party Transactions

We have adopted a policy that transactions between us and our officers, directors, principal stockholders, or affiliates of any of them, will be on terms no less favorable to us than can be obtained on an arm’s length basis in transactions with third parties and must be approved by our audit committee.

Environmental Regulations

Various  federal, provincial, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect our operations and costs as a result of their effect on oil and gas exploration, development and production operations. These laws and regulations could cause us to incur remediation or other corrective action costs in connection with a release of regulated substances, including oil, into the environment. In addition, we have acquired certain oil and gas properties from third parties whose actions with respect to the management and disposal or release of hydrocarbons or other wastes were not under our control, and under environmental laws and regulations, we could be required to remove or remediate wastes disposed of or released by prior owners or operators. We also could incur costs related to the clean-up of sites to which we sent regulated substances for disposal or to which we sent equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at such sites. In addition, we could be responsible under environmental laws and regulations for oil and gas properties in which we own an interest but are not the operator. Moreover, we are subject to the EPA’s rule requiring annual reporting of greenhouse gas (GHG) emissions.

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

We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues. In addition to the EPA's rule requiring annual reporting of GHG emissions, we are also aware of legislation proposed by United States lawmakers to reduce GHG emissions. We are unable to predict the timing, scope and effect of any such proposed laws, regulations and treaties, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect our business, results of operations, financial condition and competitive position.

We strive to reduce GHG emissions throughout our operations which is in the best interest of the environment and a generally good business practice. We will continue to review the risks to our business and operations associated with all environmental matters, including climate change. In addition, we will continue to monitor and assess any new policies, legislation or regulations in the areas where we operate to determine the impact on our operations and take appropriate actions, where necessary.

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

At the time it was adopted, management believed that the full cost method would be preferable, as earnings tend to be less volatile than under the successful efforts method. However, the full cost method makes us susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. We have experienced this situation several times over the years, most recently in 2010 relating to our proved oil and gas properties in Canada. Our oil and gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on our business including impact from impairment testing procedures associated with the full cost method of accounting as discussed below.

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

•      the interpretation of that data;

•      the accuracy of various mandated economic assumptions; and

•      the judgment of the persons preparing the estimate.

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

    You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on costs on the date of the estimate and for the years ended December 31, 2009 and 2010, oil and gas prices were based on the average 12-month first-day-of-the-month pricing as compared to end of period prices in prior years.  Actual future prices and costs may be materially higher or lower than the prices and costs used in the estimate.

The estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.

Asset Retirement Obligations. The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred and the corresponding cost is capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and we amortize these costs as a component of our depletion expense.

Accounting for Derivatives. We account for derivative gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  Our derivative contract transactions do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contract are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and interest rate swaps. Due to the volatility of oil and gas prices and, to a lesser extent, interest rates, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2009 and 2010, the net market value of our commodity derivatives was a net liability of $14.0 million and $2.5 million, respectively. The market value of our interest rate derivative was a liability of $2.2 million and $3.3 million at December 31, 2009 and 2010, respectively.

Share-Based Payments. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors. Additional information about management’s assumptions can be found in note 8 to the consolidated financial statements.  Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date and expense is recognized over the vesting period.  For the years ended December 31, 2008, 2009 and 2010, stock-based compensation was approximately $1.4 million, $1.2 million, and $1.6 million, respectively.

Equity Method  Investment. Our investment in an unconsolidated joint venture, in which we do not have a majority interest, is accounted for under the equity method. Under the equity method of accounting, our share of net income (loss) from  our equity investment is reflected as an increase (decrease) in our investment account “Investment in joint venture” and is also recorded as “Equity in loss of joint venture” in “other (income) expense”.

We review our equity method investment for potential impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in the value of the investment has occurred.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-6, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  The update will not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC Topic 855-10, “Subsequent Events,” to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  The update did not have a material impact on the Company’s consolidated results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2010, a 10% decline in oil and gas prices would have reduced our operating revenue and cash flow by approximately $5.8 million for the year; however, due to the derivative contracts that we have in place, it is unlikely that a 10% decline in commodity prices from their current levels would significantly impact our operating revenue, cash flow and net income.

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
The following table sets forth our derivative contract position as of December 31, 2010:

	Fixed Price Swap
	Oil		Gas
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (MMbtu)	Swap Price (per MMbtu)
2011	1,035	$76.61	9,580	$6.52
2012	946	70.89	8,303	6.77
2013	705	80.79	5,962	6.84

In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR based debt. The two-year interest rate swap for $100 million at a fixed rate of 3.367% originally expired on August 12, 2010.  The interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.  The interest rate swap was further amended in November 2009 lowering our fixed rate to 2.55% and extending the term through August 12, 2012.

At December 31, 2010, the aggregate fair market value of our commodity derivative contracts was a liability of approximately $2.5 million and the aggregate fair market value of our interest rate swap was a liability of approximately $3.3 million.

For the year ended December 31, 2010, we recognized a realized gain of $2.8 million and an unrealized gain of $11.4 million on our commodity derivative contracts and we recognized a realized loss of $2.3 million and an unrealized loss of $1.1 million on our interest rate swap.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of December 31, 2010, we had $136.0 million of outstanding indebtedness under our credit facility. This outstanding amount was reduced to $80.0 million after applying the proceeds of our equity offering that closed on February 1, 2011.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case,

 (b) 1.5%—2.75%, depending on the utilization of the borrowing base, or, if we elect, at the greater of (1) 2.0% and (2) LIBOR plus, in each case, 2.5%—3.75%, depending on the utilization of the borrowing base. At December 31, 2010, the interest rate on the revolving portion of the credit facility was 5.75%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.4 million on an annual basis, based on our outstanding indebtedness as of December 31, 2010. In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR based debt. The two-year interest rate swap for $100 million at a fixed rate of 3.367% originally expired on August 12, 2010.  The interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.  The interest rate swap was further amended in November 2009 lowering our fixed rate to 2.55% and extending the term through August 12, 2012.

Item 8. Financial Statements and Supplementary Data

For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of December 31, 2010 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None
.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference to that portion of our definitive proxy statement for the 2011 Annual Meeting of Stockholders which appears therein under the caption “Election of Directors – Board of Directors and Executive Officers,” “– Code of Ethics” and “– Committees of the Board of Directors.”

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our board of directors consists of Craig S. Bartlett, Jr., Franklin A. Burke, Paul A. Powell, Jr. and Brian L. Melton.  The board of directors has determined that each of the members of the Audit Committee is independent as determined in accordance with the listing standards of The NASDAQ Stock Market and Item 407(a) of Regulation S-K.  In addition, the board of directors has determined that Craig S. Bartlett, Jr., as defined by SEC rules, is an audit committee financial expert.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of Abraxas equity securities to file with the Securities and Exchange Commission and The NASDAQ  initial reports of ownership and reports of changes in ownership of Abraxas common stock.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file.  Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required.  We believe that all our directors and executive officers complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act during 2010.

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2011 Annual Meeting of Stockholders which appears therein under the captions “Election of Directors – Committees of the Board of Directors” and “Executive Compensation,” except the material under the caption “Compensation Committee Report on Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2011 Annual Meeting of Stockholders which appears therein under the caption “Securities Holdings of Principal Stockholders, Directors, Nominees and Officers.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2011 Annual Meeting of Stockholders which appears therein under the captions “Certain Transactions” and “Election of Directors – Director Independence.”

Item 14. Principal Accountants Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2011 Annual Meeting of Stockholders which appears therein under the caption “Principal Auditor Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statements

(a)1.           Consolidated Financial Statements

(a)2.	Financial Statement Schedules

All schedules have been omitted because they are not applicable, not required under the instructions or the information requested is set forth in the consolidated financial statements or related notes thereto.

(a)3.           Exhibits

The following Exhibits have previously been filed by the Registrant or are included following the Index to Exhibits.

Exhibit
Number Description

3.1	Articles of Incorporation of Abraxas. (Filed as Exhibit 3.1 to our Registration Statement on Form S-4, No. 33-36565 (the “S-4 Registration Statement”)).

3.2	Articles of Amendment to the Articles of Incorporation of Abraxas dated October 22, 1990. (Filed as Exhibit 3.3 to the S-4 Registration Statement).

3.3	Articles of Amendment to the Articles of Incorporation of Abraxas dated December 18, 1990. (Filed as Exhibit 3.4 to the S-4 Registration Statement).

3.4	Articles of Amendment to the Articles of Incorporation of Abraxas dated June 8, 1995. (Filed as Exhibit 3.4 to our Registration Statement on Form S-3, No. 333-00398).

3.5	Articles of Amendment to the Articles of Incorporation of Abraxas dated as of August 12, 2000. (Filed as Exhibit 3.5 to our Annual Report on Form 10-K flied on April 2, 2001).

3.6	Amended and Restated Bylaws of Abraxas. (Filed as Exhibit 3.1 to Abraxas’ Current Report on Form 8-K. on November 17, 2008).

3.7	Certificate of Designation of Series 2010 Junior Participating Preferred Stock (Filed as Exhibit 3.1 to Abraxas Current Report on Form 8-K filed on March 17, 2010.)

4.1	Specimen Common Stock Certificate of Abraxas. (Filed as Exhibit 4.1 to the S-4 Registration Statement).

4.2	Specimen Preferred Stock Certificate of Abraxas. (Filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 31, 1995).

4.3
Rights Agreement, dated March 17, 2010 by and between Abraxas and American Stock Transfer and Trust Company (Filed as Exhibit 4.1 to Abraxas Registration Statement on Form 8-A filed on March 17, 2010).

*10.1	Abraxas Petroleum Corporation 401(k) Profit Sharing Plan. (Filed as Exhibit 10.4 to Abraxas’ Registration Statement on Form S-4, No. 333-18673).

*10.2	Abraxas Petroleum Corporation Amended and Restated 1994 Long Term Incentive Plan. (Filed as Exhibit 10.4 to Abraxas’ Registration Statement on Form S-4 filed on January 12, 2005).

*10.3	Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.4 to our Annual Report on Form 10-K filed March 14, 2007).

*10.4	Employment Agreement between Abraxas and Robert L. G. Watson. (Filed as Exhibit 10.19 to the Registration Statement on Form S-1, No. 333-95281 (the “2000 S-1 Registration Statement”)).

*10.5	Employment Agreement between Abraxas and Chris E. Williford. (Filed as Exhibit 10.20 to the 2000 S-1 Registration Statement).

*10.6	Employment Agreement between Abraxas and Stephen T. Wendel. (Filed as Exhibit 10.26 to the Registration Statement on Form S-3, No. 333-127480 (the “S-3 Registration Statement”)).

*10.7	Employment Agreement between Abraxas and William H. Wallace. (Filed as Exhibit 10.27 to the S-3 Registration Statement).

*10.8	Employment Agreement between Abraxas and Lee T. Billingsley. (Filed as Exhibit 10.28 to the S-3 Registration Statement).

*10.9	Abraxas Petroleum Corporation 2005 Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Exhibit 10.1 to Abraxas’ Current Report on Form 8-K filed June 6, 2005).

*10.10
Form of Stock Option Agreement under the Abraxas Petroleum Corporation 2005 Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Exhibit 10.2 to Abraxas’ Current Report on Form 8-K filed June 6, 2005).

*10.11	Abraxas Petroleum Corporation Senior Management Incentive Bonus Plan 2006. (Filed as Exhibit 10.17 to Abraxas’ Annual Report on Form 10-K filed March 23, 2006).

*10.12	Abraxas Petroleum Corporation 2005 Employee Long-Term Equity Incentive Plan (Filed as Annex E to Abraxas’ Proxy Statement filed on September 8, 2009).

*10.13	Form of Employee Stock Option Agreement under the Abraxas 2005 Employee Long-Term Equity Incentive Plan. (Filed as Exhibit 10.2 to Abraxas’ Current Report on Form 8-K filed August 26, 2006).

10.14	Limited Liability Company Agreement of Blue Eagle Energy, LLC dated August 18, 2010. (Filed as Exhibit 10.1 to Abraxas’ Current Report on Form 8-K filed August 23, 2010).

10.15	Form of Common Stock Purchase Warrant. (Filed as Exhibit 10.8 to Abraxas’ Current Report on Form 8-K filed May 31, 2007).

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

10.18
Amended and Restated Credit Agreement dated as of October 5, 2009 among Abraxas Petroleum, as Borrower, the lenders party thereto and Société Générale, as Administrative Agent and as Issuing Lender (Filed as Exhibit 10.1 to Abraxas’ Current Report on Form 8-K filed on October 7, 2009).

14.1	Abraxas Petroleum Corporation Code of Business Conduct and Ethics. (Filed as Exhibit 14.1 to Abraxas’ Annual Report on Form 10-K filed March 22, 2006).

18.1	Change in Accounting Principles. (Filed as Exhibit 18.1 to Abraxas’ Annual Report on Form 10-K/A Number 2 filed on August 20, 2008).

21.1	Subsidiaries of Abraxas. (Filed as Exhibit 21.1 to Abraxas’ Annual Report on Form 10-K filed on March 17, 2010).

23.1	Consent of BDO USA, LLP. (Filed herewith).

23.2	Consent of DeGolyer and MacNaughton. (Filed herewith).

31.1	Certification – Chief Executive Officer. (Filed herewith).

31.2	Certification – Chief Financial Officer. (Filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Report of DeGolyer and MacNaughton. (filed herewith).

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

DATED: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date
/s/ Robert L.G. Watson Robert L.G. Watson	Chairman of the Board, President (Principal Executive Officer) and Director	March 16, 2011
/s/ Chris E. Williford Chris E. Williford	Exec. Vice President and Treasurer (Principal Financial and Accounting Officer)	March 16, 2011
/s/ Craig S. Bartlett, Jr. Craig S. Bartlett, Jr.	Director	March 16, 2011
/s/ Franklin A. Burke Franklin A. Burke	Director	March 16, 2011
/s/ Harold D. Carter Harold D. Carter	Director	March 16, 2011
/s/ Ralph F. Cox Ralph F. Cox	Director	March 16, 2011
/s/ Dennis E. Logue Dennis E. Logue	Director	March 16, 2011
/s/ Paul A. Powell, Jr. Paul A. Powell, Jr.	Director	March 16, 2011
/s/Brian L. Melton Brian L. Melton	Director	March 16, 2011
/s/Edward P. Russell Edward P. Russell	Director	March 16, 2011

All schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Abraxas Petroleum Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation as of December 31, 2009 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and other comprehensive income (loss) for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abraxas Petroleum Corporation at December 31, 2009 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Abraxas Petroleum Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Dallas, Texas
March 16, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Abraxas Petroleum Corporation
San Antonio, Texas

We have audited Abraxas Petroleum Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Abraxas Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Abraxas Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abraxas Petroleum Corporation as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and other comprehensive income (loss) for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas
March 16, 2011

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2009	2010
	(Dollars in thousands)
Current assets:
Cash and cash equivalents	$1,861	$99
Accounts receivable:
Joint owners	865	5,145
Oil and gas production sales	7,873	6,958
Other	31	642
	8,769	12,745

Derivative asset – current	325	6,941
Assets held for sale	—	8,457
Other current assets	514	396
Total current assets	11,469	28,638

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	454,142	434,858
Unproved properties excluded from depletion	—	1,085
Other property and equipment	11,259	11,536
Total	465,401	447,479
Less accumulated depreciation, depletion, and amortization	309,245	330,231
Total property and equipment - net	156,156	117,248

Investment in joint venture	—	24,027

Deferred financing fees, net	5,804	3,494
Derivative asset – long-term	2,253	8,674
Other assets including marketable securities	554	828
Total assets	$176,236	$182,909

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31,
	2009	2010
	(Dollars in thousands)
Current liabilities:
Accounts payable	$8,773	$23,589
Joint interest oil and gas production payable	3,606	3,000
Accrued interest	563	277
Other accrued expenses	770	779
Derivative liability – current	7,047	9,742
Current maturities of long-term debt	8,141	152
Total current liabilities	28,900	37,539

Long-term debt – less current maturities	143,592	140,940

Derivative liability – long-term	11,781	11,672
Future site restoration	10,326	7,734
Total liabilities	194,599	197,885

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, par value $.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $.01 per share – authorized 200,000,000 shares; issued and outstanding 76,231,751 and 76,427,561	762	764
Additional paid-in capital	182,647	184,223
Accumulated deficit	(201,974)	(200,208)
Accumulated other comprehensive income	202	245
Total stockholders’ deficit	(18,363)	(14,976)
Total liabilities and stockholders’ deficit	$176,236	$182,909

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2009	2010
	(In thousands except per share data)
Revenues:
Oil and gas production revenues	$99,084	$51,829	$58,050
Rig revenues	1,210	914	970
Other	16	7	10
	100,310	52,750	59,030
Operating costs and expenses:
Lease operating	17,536	20,421	19,642
Production taxes	9,099	5,803	5,910
Depreciation, depletion, and amortization	23,343	17,886	16,212
Impairment	116,366	—	4,787
Rig operations	856	758	803
General and administrative (including stock-based compensation of $1,404, $1,239 and $1,560, respectively)	7,127	7,705	8,869
	174,327	52,573	56,223
Operating income (loss)	(74,017)	177	2,807

Other (income) expense:
Interest income	(187)	(15)	(8)
Amortization of deferred financing fees	1,028	1,326	2,479
Interest expense	10,496	11,346	9,106
Financing fees	359	362	—
Loss (gain) on derivative contracts (unrealized $(37,860), $27,650 and $(10,285), respectively)	(28,333)	12,322	(10,811)
Equity in loss of joint venture	—	—	473
Other	8,523	2,071	(119)
	(8,114)	27,412	1,120
Income (loss) from operations before income tax and non-controlling interest	(65,903)	(27,235)	1,687
Income tax benefit (expense)	—	(1,290)	79
Consolidated net income (loss)	(65,903)	(28,525)	1,766
Less: Net loss attributable to non-controlling interest	13,500	9,745	—
Net income (loss) attributable to Abraxas Petroleum	$(52,403)	$(18,780)	$1,766

Net income (loss) attributable to Abraxas Petroleum common stockholders - per common share - basic	$(1.07)	$(0.34)	$0.02

Net income (loss) attributable to Abraxas Petroleum common stockholders - per common share - diluted	$(1.07)	$(0.34)	$0.02

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands except number of shares)
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balance at December 31, 2007	49,020,949	$490	$185,646	$(130,791)	$502	$23,497	$79,344
Net Loss	—	—	—	(52,403)	—	(13,500)	(65,903)
Change in unrealized gain (loss) on fair value of investments	—	—	—	—	(389)	—	(389)
Stock-based compensation	—	—	1,162	—	—	—	1,162
Shares issued for compensation	30,655	—	60	—	—	—	60
Stock options exercised	141,501	2	65	—	—	—	67
Warrants exercised	31,961	—	—	—	—	—	—
Conversion of units in Partnership	344,752	3	290	—	—	—	293
Restricted stock issued, net of cancellations	52,605	1	20	—	—	—	21
Partnership distributions	—	—	—	—	—	(9,997)	(9,997)
Abraxas shares issuable under exchange rights agreement	—	—	—	—	—	7,093	7,093
Balance at December 31, 2008	49,622,423	496	187,243	(183,194)	113	7,093	11,751
Net Loss	—	—	—	(18,780)	—	(9,745)	(28,525)
Change in unrealized gain (loss) on fair value of investments	—	—	—	—	95	—	95
Foreign currency translation adjustment	—	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	1,145	—	—	69	1,214
Partnership distributions	—	—	—	—	—	(2,257)	(2,257)
Partnership units issued	—	—	—	—	—	256	256
Partnership registration cost transferred to expense	—	—	—	—	—	1,385	1,385
Shares issued for compensation	61,954	1	77	—	—	—	78
Stock options exercised	239,002	2	201	—	—	—	203
Merger of Partnership into Abraxas Petroleum	25,847,532	258	(6,014)	—	—	3,199	(2,557)
Restricted stock issued, net of cancellations	460,840	5	(5)	—	—	—	—
Balance at December 31, 2009	76,231,751	762	182,647	(201,974)	202	—	(18,363)
Net Income	—	—	—	1,766	—	—	1,766
Change in unrealized gain (loss) on fair value of investments	—	—	—	—	(27)	—	(27)
Foreign currency translation adjustment	—	—	—	—	70	—	70
Stock-based compensation	—	—	1,560	—	—	—	1,560
Shares issued for compensation	11,480	—	24	—	—	—	24
Stock options exercised	163,705	2	67	—	—	—	69
Warrants exercised	15,534	—	—	—	—	—	—
Other	—	—	(75)	—	—	—	(75)
Restricted stock issued, net of cancellations	5,091	—	—	—	—	—	—
Balance December 31, 2010	76,427,561	$764	$184,223	$(200,208)	$245	$—	$(14,976)

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2009	2010
	(In thousands)
Operating Activities
Net income (loss)	$(65,903)	$(28,525)	$1,766
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss of joint venture	—	—	473
Change in derivative fair value	(42,304)	25,740	(10,451)
Monetization of derivative contracts	—	26,736	—
Depreciation, depletion, and amortization	23,343	17,886	16,212
Impairment	116,366	—	4,787
Accretion of future site restoration	570	558	516
Amortization of deferred financing fees	1,028	1,326	2,479
Stock-based compensation	1,404	1,239	1,560
Registration fees previously capitalized	—	2,210	—
Loss on disposal of assets	—	289	—
Other non-cash transactions	7,446	78	24
Changes in operating assets and liabilities:
Accounts receivable	(1,838)	(803)	(3,976)
Other assets and liabilities	(206)	(7)	(113)
Accounts payable	4,082	(1,545)	14,210
Accrued expenses	(601)	(1,046)	(3,385)
Net cash provided by operating activites	43,387	44,136	24,102

Investing Activities
Capital expenditures, including purchases and development of properties	(174,586)	(16,471)	(36,448)
Proceeds from the sale of oil and gas properties	642	2,375	21,400
Net cash used in investing activities	(173,944)	(14,096)	(15,048)

Financing Activities
Proceeds from exercise of stock options and warrants	88	203	69
Transaction costs on exchange of partnership units	—	(2,557)	—
Proceeds from long-term borrowings	135,084	13,500	3,000
Payments on long-term borrowings	(10,015)	(32,736)	(13,641)
Partnership distribution to non-controlling interest	(9,997)	(2,257)	—
Deferred financing fees	(1,615)	(5,687)	(169)
Other	—	(569)	(75)
Net cash provided by (used in) financing activities	113,545	(30,103)	(10,816)
Decrease in cash	(17,012)	(63)	(1,762)
Cash at beginning of year	18,936	1,924	1,861
Cash at end of year	$1,924	$1,861	$99

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Years Ended December 31,
	2008	2009	2010
	(In thousands)
Supplemental disclosures of cash flow information:
Interest paid	$9,817	$10,575	$8,876

Non-Cash Investing Activities:
Asset retirement obligation cost and liabilities	$—	$(80)	$(83)
Asset retirement obligations associated with property acquisitions and dispositions	$8,206	$2	$(2,735)

Properties contributed to joint venture	$—	$—	$24,500

See accompanying notes to consolidated financial statements

 ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2008	2009	2010
	(In thousands)
Net income (loss)	$(52,403)	$(18,780)	$1,766
Other comprehensive income (loss):
Change in unrealized value of investments	(389)	95	(27)
Foreign currency translation adjustment	—	(6)	70
Other comprehensive income (loss)	(389)	89	43

Comprehensive income (loss)	$(52,792)	$(18,691)	$1,809

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Significant Accounting Policies

Nature of Operations

We are an independent energy company primarily engaged in the acquisition, exploitation, development and production of oil and gas in the United States and Canada.  Our oil and gas assets are located in four operating regions in the United States, the Rocky Mountain, Mid-Continent, Permian Basin and onshore Gulf Coast, and in the province of Alberta, Canada.

 The terms “Abraxas” and “Abraxas Petroleum” refers only to Abraxas Petroleum Corporation, the term “Partnership” refers only to Abraxas Energy Partners, L.P.  and the terms “we,” “us,” “our,” or the “Company,” refer to Abraxas Petroleum Corporation, together with its consolidated subsidiaries including Abraxas Energy Partners, L.P., unless the context otherwise requires.

On June 30, 2009, Abraxas Petroleum and the Partnership signed an Agreement and Plan of Merger, which we refer to as the Original Merger Agreement, pursuant to which the Partnership agreed to merge with and into Abraxas Petroleum with Abraxas Petroleum surviving and on July 17, 2009, Abraxas Petroleum and the Partnership signed an Amended and Restated Agreement and Plan of Merger, which we refer to as the Merger Agreement, pursuant to which the Partnership agreed to merge with and into Abraxas Merger Sub, LLC, which we refer to as Merger Sub, with Merger Sub surviving the merger as a wholly-owned subsidiary of Abraxas Petroleum. We refer to this merger as the Merger. Under the terms of the Merger Agreement, at the effective time of the Merger on October 5, 2009, each common unit of the Partnership not owned by Abraxas Petroleum and its subsidiaries was converted into the right to receive 4.25 shares of Abraxas Petroleum common stock. We issued a total of 26,174,061 shares of our common stock in the Merger, including 420,552 shares of restricted common stock issued in exchange for restricted units and phantom units of the Partnership under the Abraxas Petroleum Corporation 2005 Employee Long-Term Equity Incentive Plan.

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

In accordance with generally accepted accounting principles in effect prior to the adoption of ASC 810, which codifies Statement of Financial Accounting Standards (“SFAS”) 160, when cumulative losses applicable to the non-controlling interest exceed the non-controlling interest equity capital in the entity, such excess are charged to the earnings of the controlling interest.  For the year ended December 31, 2008, primarily due to the ceiling test impairment of the Partnership’s oil and gas properties, losses applicable to the non-controlling interest exceeded the non-controlling equity capital by $9.3 million.  As a result, $9.3 million was charged to earnings attributable to Abraxas and was reflected on the income statement as a reduction of the loss applicable to the non-controlling interest.

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

Liquidity

The recent global recession had a significant impact on our operations. As a result of the recession, gas prices were depressed due to the weak demand in the manufacturing industry and the oversupply of natural gas thereby causing a prolonged downturn, which reduced our future cash flows from operations. In the future, if gas prices continue to be weak or if a significant decline in oil prices occurs, ,  it could reduce our future cash flows from operations. This could cause us to alter our business plans, including reducing our exploration and development plans.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist principally of trade receivables and derivative contracts.  Accounts receivable are generally from companies with significant oil and gas marketing activities.  The Company performs ongoing credit evaluations and, generally, requires no collateral from its customers. The counterparties to our derivative contracts are the same financial institutions from which we have outstanding debt; accordingly, we believe our exposure to credit risk to these counterparties is currently mitigated in part by this, as well as the current overall financial condition of the counterparties.

The Company maintains any cash and cash equivalents in excess of federally insured limits in prominent financial institutions considered by the Company to be of high credit quality.

Cash and Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of approximately $33,000 and $54,000 at December 31, 2009 and 2010, respectively. The allowance for doubtful accounts is determined based on the Company's historical losses, as well as a review of certain accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated future net revenues are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties, except in unusual circumstances. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.  For the year ended December 31, 2008, the Company incurred an impairment of $116.4 million, based on year end prices of $44.60 per barrel of oil and $5.62 per Mcf of gas. As of December 31, 2009, our net capitalized costs of oil and gas properties did not exceed the present value of our estimated proved reserves. As of December 31, 2010, our net capitalized costs of oil and gas properties in the United States did not exceed the present value of our estimated proved reserves; however, the net capitalized costs of oil and gas properties in Canada exceeded the present value of our estimated proved reserves by $4.8 million resulting in a write down for the year ended December 31, 2010. We did not own any properties outside of the United States in 2008 or 2009.

Other Property and Equipment

Other property and equipment are recorded on the basis of cost.  Depreciation of other property and equipment is provided over the estimated useful lives using the straight-line method.  Major renewals and improvements are recorded as additions to the property and equipment accounts.  Repairs that do not improve or extend the useful lives of assets are expensed.

Assets Held for Sale

        As discussed in Note 5, “Divestiture of Non-Core Properties,” during the fourth quarter of 2009 and throughout  2010 the Company sold certain properties, principally non-operated, non-core assets, to generate cash for debt repayment and to accelerate our drilling program The Company's assets  sold late in 2010 are presented separately as "Assets held for sale" in the consolidated balance sheet at December 31, 2010, in accordance with ASC 360. Assets held for sale were recorded at the amount of the sales proceeds with a corresponding reduction to the full cost pool in accordance with full cost accounting rules. Proceeds from this sale were received February 1, 2011.

Estimates of Proved Oil and Gas Reserves

 Estimates of our proved reserves included in this report are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and SEC guidelines. The accuracy of a reserve estimate is a function of:

•      the quality and quantity of available data;

•      the interpretation of that data;

•      the accuracy of various mandated economic assumptions; and

•      the judgment of the persons preparing the estimate.

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

In accordance with SEC requirements, beginning December 31, 2009, we based the estimated discounted future net cash flows from proved reserves on the average of oil and gas prices based on the average 12 month first-day-of-month pricing for the years ended December 31, 2009 and 2010, and costs as of December 31, 2009 and 2010.  Prior to December 31, 2009, such estimates had been based on year end prices and costs. Future prices and costs may be materially higher or lower than these prices and costs which would impact the estimated value of our reserves.

The estimates of proved reserves materially impact depreciation, depletion and amortization, or DD&A expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower commodity prices, which may make it uneconomic to drill for and produce higher cost fields.

The adoption of the new guidance as of December 31, 2009 resulted in a downward adjustment of $139.9 million to the estimated discounted future cash flows from proved reserves and a reduction of 1,973.8 MBoe of proved reserves for the year ended December 31, 2009.  Additionally, the change resulted in an increase of $335,000 in DD&A expense in the fourth quarter of 2009.

Derivative Instruments and Hedging Activities

The Company enters into agreements to hedge the risk of future oil and gas price fluctuations.  Such agreements are in the form of fixed price swaps, which limit the impact of price fluctuations with respect to the Company’s sale of oil and gas. The Company does not enter into speculative hedges.

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

Share-Based Payments

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors.  Options granted to employees and directors are valued at the date of grant and expense is recognized over the vesting period. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date and expense is recorded over the vesting period. For the years ended December 31, 2008, 2009 and 2010, stock-based compensation was approximately $1.4 million, $1.2 million and $1.6 million, respectively. For additional information regarding share-based payments, please see Note 8, “Stock-based Compensation, Option Plans and Warrants.”

Restoration, Removal and Environmental Liabilities

The Company is subject to extensive Federal, provincial, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed.

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable.

The Company accounts for asset retirement obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and we amortize these costs as a component of our depletion expense in the accompanying consolidated financial statements.

The following table summarizes the Company’s asset retirement obligations during the three years ended December 31:

	2008	2009	2010
	(in thousands)
Beginning asset retirement obligation	$1,183	$9,959	$10,326
New wells placed on production and other	9,046	91	64
Deletions related to property disposals and plugging costs	(840)	(282)	(3,172)
Accretion expense	570	558	516
Ending asset retirement obligation	$9,959	$10,326	$7,734

Revenue Recognition and Major Purchasers

The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells, net of royalties. The Company utilizes the sales method to account for gas production imbalances.  Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at December 31, 2008, 2009 and 2010.

 Rig revenue is recognized as workover rig services are performed on our wells on behalf of third party working interest owners.

 During 2008, 2009 and 2010, two purchasers accounted for 14% and 15%; 11% and 11%; and 11% and 10% of oil and gas revenues, respectively.

Deferred Financing Fees

Deferred financing fees are being amortized on the effective yield basis over the term of the related debt arrangements.

Income Taxes

The Company records deferred income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10. Therefore, we have established a valuation allowance of $91.9 million for deferred tax assets at December 31, 2010.

Other Comprehensive Income (loss)

ASC 220 requires disclosure of comprehensive income (loss), which includes reported net income (loss) as adjusted for other comprehensive income (loss). Comprehensive income (loss) for the Company is the change in the market value of available-for-sale investments and foreign currency translation adjustments.

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

Under ASC 740, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financialstatements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-6, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  The update did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC Topic 855-10, “Subsequent Events,” to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  The update did not have a material impact on the Company’s consolidated results of operations or financial position.

2. Merger

On June 30, 2009, Abraxas Petroleum and the Partnership signed an Agreement and Plan of Merger, which we refer to as the Original Merger Agreement, pursuant to which the Partnership agreed to merge with and into Abraxas Petroleum with Abraxas Petroleum surviving and on July 17, 2009, Abraxas Petroleum and the Partnership signed an Amended and Restated Agreement and Plan of Merger, which we refer to as the Merger Agreement, pursuant to which the Partnership agreed to merge with and into Merger Sub with Merger Sub surviving the merger as a wholly-owned subsidiary of Abraxas Petroleum. We refer to this merger as the Merger. Under the terms of the Merger Agreement, at the effective time of the Merger on October 5, 2009, each common unit of the Partnership not owned by Abraxas Petroleum and its subsidiaries was converted into the right to receive 4.25 shares of Abraxas Petroleum common stock. We issued a total of 26,174,061 shares of our common stock in the Merger, including 420,552 shares of restricted common stock issued in exchange for restricted units and phantom units of the Partnership under the Abraxas Petroleum Corporation 2005 Employee Long-Term Equity Incentive Plan.

Simultaneous with the closing of the Merger, we entered into an amended and restated senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility and we refinanced and amended and restated the partnership credit facility, the Partnership’s subordinated credit agreement and Abraxas’ previous credit facility and we borrowed approximately $145.0 million under the credit facility, of which $135.0 million was borrowed under the revolving portion and $10.0 million was borrowed under the term loan portion.  See Note 6 Long-Term Debt.

3. Formation of Joint Venture

On August 18, 2010, Abraxas Petroleum and its wholly-owned subsidiary, Abraxas Operating, LLC, contributed 8,333 net acres in the Eagle Ford Shale play to Blue Eagle Energy, LLC (“Blue Eagle”) and received a $25 million equity interest in Blue Eagle pursuant to the terms of the Subscription and Contribution Agreement among Abraxas Petroleum, Abraxas Operating, Blue Eagle and Rock Oil Company, LLC (“Rock Oil”) formerly known as Blue Stone Oil & Gas, LLC. Simultaneously, Rock Oil contributed $25 million in cash to Blue Eagle  for a $25 million equity interest in Blue Eagle. Rock Oil committed to contribute an additional $50 million to Blue Eagle and upon full funding, Abraxas Petroleum will own a 25% equity interest in Blue Eagle and Rock Oil will own a 75% equity interest in Blue Eagle.

Blue Eagle’s subject area encompasses 12 counties across the Eagle Ford Shale play for expected future acreage acquisitions. Abraxas Petroleum will operate the wells owned by Blue Eagle and Rock Oil will manage the day-to-day business affairs of Blue Eagle.   Robert L. G. Watson, our President and CEO, will serve on the Board of Managers of Blue Eagle.

At formation and as of December 31, 2010, we owned a non-controlling 50.0% interest in the joint venture. We account for the joint venture under the equity method of accounting. Under the equity method of accounting, Abraxas’ share of net income (loss) from the joint venture is reflected as an increase (decrease) in its investment account in “Investment in joint venture” and is also recorded as an equity investment income (loss) in “Equity in earnings (loss) of joint venture.” For the year ended December 31, 2010, we incurred a loss of $473,000.

The following is condensed financial data from Blue Eagle’s December 31, 2010 financial statements:

Balance Sheet:	As of December 31, 2010
Assets:	(in thousands)
Current assets	$19,625
Oil and gas properties	31,753
Other assets	45
Total assets	$51,423

Liabilities and Capital:
Current liabilities	$3,368
Member capital	48,055
Total liabilities and capital	$51,423

Statement of Operations:	For the period August 18, 2010 (inception) through December 31, 2010
(in thousands)
Revenue	$—

Operating expenses	682
Other expense	263
Net loss	$(945)

4. Acquisitions

On January 31, 2008, Abraxas Operating, LLC, a then wholly-owned subsidiary of the Partnership, consummated the acquisition of certain oil and gas properties located in various states from St. Mary Land & Exploration Company (“St. Mary”) and certain other sellers for a purchase price of approximately $126.0 million. The properties are primarily located in the Rocky Mountain and Mid-Continent regions of the United States.

Simultaneously, Abraxas Petroleum completed the acquisition of certain oil and gas properties from St. Mary for a purchase price of approximately $5.6 million. The right to purchase these properties had been assigned to Abraxas by the Partnership.

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

Year Ended December 31, 2008
(in thousands)
Revenue	$104,262
Net income (loss)	$(50,281)
Earnings (loss) per share – basic	$(1.02)

5. Divestiture of Non-Core Properties

In the fourth quarter of 2009 and throughout 2010, we sold certain properties, principally non-operated, non-core assets, to generate cash for debt repayment and to accelerate our drilling program.   We sold properties in nine different states for combined net proceeds of approximately $32.2 million ($2.4 million in 2009 and $29.8 million in 2010, of which $8.4 million was received in February 2011) at various property auctions to numerous buyers. In total, these properties produced approximately 611 Boepd during 2009 and had approximately 2.3 MMBoe of  proved reserves at December 31, 2009. The first $10.0 million of net proceeds was used to repay the term loan portion of our credit facility and the remaining $22.2 million was used to repay outstanding indebtedness under the revolving portion of the credit facility, for capital expenditures and general corporate purposes.

6. Long-Term Debt

The following is a description of the Company’s debt as of December 31, 2009 and 2010, respectively:

	December 31, 2009	December 31, 2010
	(in thousands)
Senior secured credit facility – Term portion	$8,000	$—
Senior secured credit facility – Revolving portion	138,500	136,000
Real estate lien note	5,233	5,092
	151,733	141,092
Less current maturities	(8,141)	(152)
	$143,592	$140,940

Maturities of long-term debt are as follows:

Year ended December 31, (in thousands)
2011	$152
2012	136,163
2013	173
2014	185
2015	4,419
Thereafter	—
$141,092

Credit Facility

On October 5, 2009, in connection with the closing of the Merger, we entered into an amended and restated senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility, which was amended on August 18, 2010. In connection with the Merger, we borrowed $145.0 million under the credit facility, of which $135.0 million was borrowed under the revolving portion and $10.0 million was borrowed under the term loan portion.  The term portion of the credit facility was paid in full on March 30, 2010.  As of December 31, 2010, $136.0 million was outstanding under the revolving portion of the credit facility.  This outstanding amount was reduced to $80.0 million after applying the net proceeds from the equity offering that closed on February 1, 2011.

The revolving portion of the credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. The borrowing base is currently $140.0 million and is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The lenders are also able to make a redetermination in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base of $140.0 million was determined based upon our reserve report dated June 30, 2010. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the revolving portion of the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.5%—2.75%, depending on the utilization of the borrowing base, or, if we elect, at the greater of (1) 2.0% and (2) LIBOR plus, in each case, 2.5%—3.75%, depending on the utilization of the borrowing base. At December 31, 2010, the interest rate on the revolving portion of the credit facility was 5.75%.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio as of the last day of each quarter of not less than 2.50 to 1.00.  We are also required to maintain a total debt to EBITDAX ratio as of the last day of each quarter of not more than 4.00 to 1.00.  The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with or at the request of a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20  and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date after giving pro forma effect to the Merger. For the purposes of this calculation, EBITDAX is consolidated net income plus interest expense, oil and gas exploration expenses, taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718  (which relates to stock-based compensation), ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts or upon the termination of any hedge contract minus all non-cash items of income which were included in determining consolidated net income, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date after giving pro forma effect to the Merger.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, and obligations with respect to surety bonds and hedge arrangements.  We were in compliance with all covenants as of December 31, 2010.

As of December 31, 2010, the current ratio was 1.01 to 1.00, the interest coverage ratio was 3.16 to 1.00 and the total debt to EBITDAX ratio was 3.96 to 1.00.

The credit facility also required that we enter into hedging arrangements for specified volumes, which equated to approximately 80% of the estimated oil and gas production from our net proved developed producing reserves (as of December 31, 2010) through December 31, 2012 and 67% for 2013.  We satisfied this requirement by assuming all of the Partnership’s derivative contracts in connection with the Merger.

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

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters. This note was refinanced in November 2008.  The note bears interest at a fixed rate of 6.375%, and is payable in monthly installments of principal and interest of $39,754 based on a twenty year amortization. The note matures in May 2015 at which time the outstanding balance becomes due. The note is secured by a first lien deed of trust on the property and improvements. As of December 31, 2010, $5.1 million was outstanding on the note.

7. Property and Equipment

The major components of property and equipment, at cost, are as follows:

	Estimated	December 31,
	Useful Life	2009	2010
	Years	(In thousands)
Oil and gas properties	—	$454,142	$435,943
Equipment and other	3-39	11,259	11,536
		$465,401	$447,479

8.  Stock-based Compensation, Option Plans and Warrants

Stock Options

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. The fair value for these options was estimated at the date of grant using the following weighted average assumptions for 2008, 2009 and 2010:

	2008	2009	2010
Weighted average value per option granted during the period	$4.37	$1.41	$1.61
Assumptions: (1)(2)(3)
Expected dividend yield	0%	0%	0%
Volatility	52.0%	83.0%	84.03%
Risk free interest rate	4.39%	2.48%	2.87%
Expected life (years)	7.9 years	6.1 years	9.0 years
Fair value of options granted (in thousands)	$211	$2,195	$1,553
_______________

(1)	The Company’s estimated future forfeiture rate is based on the Company’s historical forfeiture rate.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	The Company does not pay dividends on its common stock.

The Company grants options to its officers, directors, and other employees under various stock option and incentive plans.

The Company’s 2005 Employee Long-Term Equity Incentive Plan has authorized the grant of up to 5.2 million awards to management and employees, including options. Options have a term not to exceed 10 years. Options issued under this plan vest according to a vesting schedule as determined by the compensation committee. Vesting may occur upon (1) the attainment of one or more performance goals or targets established by the committee, (2) the optionee’s continued employment or service for a specified period of time, (3) the occurrence of any event or the satisfaction of any other condition specified by the committee, or (4) a combination of any of the foregoing.

The following table is a summary of the Company’s stock option activity for the three years ended December 31, 2010:

	Options (000s)	WeightedAverage Exercise Price	Weighted Average Remaining Life	Intrinsic value Per Share
Options outstanding December 31, 2007	2,526	$2.65

Granted	86	4.37
Exercised	(183)	1.37
Forfeited/Expired	(39)	2.55
Options outstanding December 31, 2008	2,390	$2.81

Granted	2,175	1.41
Exercised	(250)	0.93
Forfeited/Expired	(225)	2.73
Options outstanding December 31, 2009	4,090	2.18

Granted	964	2.12
Exercised	(213)	.89
Forfeited/Expired	(21)	2.93
Options outstanding December 31, 2010	4,820	$2.23	7.16	$2.23

Exercisable at end of year	2,288		5.42	$2.79

Other information pertaining to the Company’s stock option activity was as follows during the three years ended December 31, 2010:

	2008	2009	2010
Weighted average grant date fair value of stock options granted (per share)	$2.47	$1.01	$2.23
Total fair value of options vested (000’s)	$1,022	$801	$949
Total intrinsic value of options exercised (000’s)	$149	$155	$373

As of December 31, 2010, the total compensation cost related to non-vested awards not yet recognized is approximately $2.9 million, which will be recognized in 2011 through 2014. For the year ended December 31, 2010, we recognized $1.2 million in stock-based compensation expense relating to options.

The following table represents the range of stock option prices and the weighted average remaining life of outstanding options as of December 31, 2010:

	Options outstanding			Exercisable
	Number outstanding	Weighted average remaining life	Weighted average exercise price	Number exercisable	Weighted average remaining life	Weighted average exercise price
$0.50 – 0.99	1,330,205	6.01	$ 0.88	654,980	3.75	$ 0.76
$1.00 – 1.99	1,303,035	8.55	$ 1.69	397,014	8.04	$ 1.57
$2.00 – 2.99	1,023,357	8.89	$ 2.16	146,857	6.95	$ 2.51
$3.00 – 3.99	285,852	6.69	$ 3.60	211,361	6.68	$ 3.60
$4.00 – 4.99	799,001	4.92	$ 4.57	799,001	4.92	$ 4.56
$5.00 – 6.05	79,000	5.15	$ 6.05	79,000	5.15	$ 6.05
	4,820,450			2,288,213

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense is recorded over the applicable restricted stock vesting periods. For the year ended December 31, 2010 we recognized $400,000 in stock-based compensation expense related to restricted stock awards.

The following table is a summary of the Company’s restricted stock activity for the three years ended December 31, 2010:

	Number of Shares	Weighted average grant date fair value
Unvested December 31, 2007	152,348	$3.60
Granted	55,952	2.85
Vested	(41,061)	3.60
Forfeited	(2,959)	3.51
Unvested December 31, 2008	164,280	$3.35
Granted	462,552	1.71
Vested/Released	(74,648)	2.76
Forfeited	(3,276)	2.62
Unvested December 31, 2009	548,908	$2.05
Granted	20,000	2.45
Vested/Released	(155,268)	2.22
Forfeited	(13,345)	1.85
Unvested December 31, 2010	400,295	$2.02

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

For the year ended December 31, 2009, the Partnership incurred equity-based compensation expense of $69,000 relating to restricted units. No equity-based compensation was incurred for the years ended December 31, 2008 or 2010.  In connection with the closing of the Merger, restricted unit awards were converted into restricted stock awards of the Company.    See note 2.

Phantom Units

On January 31, 2008, in connection with the closing of the St. Mary acquisition, the board of directors of the general partner of the Partnership awarded phantom units with distribution equivalency rights under its long-term incentive plan to certain key employees of Abraxas Petroleum.

For the year ended December 31, 2008 and 2009, the Partnership incurred equity-based compensation expense of $242,000 and $25,000, respectively, relating to phantom units.  In connection with the closing of the Merger, outstanding phantom unit awards were converted into restricted stock awards of the Company.  See Note 2.

Director Stock Awards

Shares Reserved and Awards.  The 2005 Directors Plan (as amended) reserves 1.2 million shares of Abraxas common stock, subject to adjustment following certain events. The 2005 Directors Plan provides that each year, at the first regular meeting of the board of directors immediately following Abraxas’ annual stockholder’s meeting, each non-employee director shall be granted or issued awards of 10,000 shares of Abraxas common stock, for participation in board and committee meetings during the previous calendar year.  The maximum annual award for any one person is 60,000 shares of Abraxas common stock or options for common stock.  If options, as opposed to shares, are awarded, the exercise price shall be no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the committee.  In addition to the 10,000 shares or options and prior to April 2010, directors were compensated $20,000 per year, $12,000 of which was paid quarterly by issuance of common stock and the remaining $8,000 was paid quarterly in cash. During 2008, 2009, and 2010, there were 30,655, 61,954 and 11,480 shares issued, respectively, related to this compensation.  The number of shares issued was determined based on the stock price on the date of issuance. Subsequent to April 2010, directors are compensated for their annual retainer fee of $26,000 in cash.

At December 31, 2010, the Company had approximately 7.3 million shares reserved for future issuance for conversion of its stock options, warrants, and incentive plans for the Company’s directors, employees and consultants.

Warrants

On May 25, 2007, Abraxas entered into a Securities Purchase Agreement with certain accredited investors pursuant to which Abraxas issued warrants to purchase 1,174,938 shares of common stock, to the investors at a price of $3.83 per share. The warrants expire on May 25, 2012 and are exercisable at a price of $3.83 per share, subject to certain adjustments. During 2008, 182,768 warrants were exercised. No warrants were exercised in 2009 and 114,230 were exercised in 2010.

9.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2008	2009	2010
	(In thousands)
Deferred tax liabilities:
Marketable securities	$33	$67	$57
Investment in Blue Eagle	—	—	7,107
Partnership interest	18,349	—	—
Total deferred tax liabilities	18,382	67	7,164
Deferred tax assets:
U.S. full cost pool	418	37,360	37,464
Canada full cost pool	—	—	1,238
Capital loss carryforward	—	—
Depletion carryforward	5,189	4,421	4,667
U.S. net operating loss carryforward	68,034	42,583	49,621
Canada net operating loss carryforward	—	—	301
Alternative minimum tax credit	78	503	422
Allocated minority loss carryforward	3,267	—	—
Hedge contracts	—	3,798	1,904
Other	2,159	2,890	3,447
Total deferred tax assets	79,145	91,555	99,064
Valuation allowance for deferred tax assets	(60,763)	(91,488)	(91,900)
Net deferred tax assets	18,382	67	7,164
Net deferred tax	$—	$—	$—

Significant components of the provision (benefit) for income taxes are as follows:

	Years ended December 31,
	2008	2009	2010
	(in thousands)
Current:
Federal	$—	$425	$—
State	—	865	(79)
Foreign	—	—	—
	$—	$1,290	$(79)
Deferred:
Federal	$—	$—	$—
Foreign	—	—	—
	$—	—	—

At December 31, 2010, the Company had, subject to the limitation discussed below, $141.8 million of net operating loss carryforwards for U.S. tax purposes, and $1.1 million of net operating loss carryforwards for Canadian tax purposes.  TheU.S. loss carryforward will expire from 2022 through 2030, and the Canadian loss carryforward will expire in 2030, if not utilized.

In addition to any Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10. Therefore, the Company has established a valuation allowance of $91.5 million at December 31, 2009 and $91.9 million at December 31, 2010.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Years ended December 31,
	2008	2009	2010
	(In thousands)
Tax (expense) benefit at U.S. statutory rates (35%)	$18,341	$6,121	$(591)
(Increase) decrease in deferred tax asset valuation allowance	(13,592)	(30,725)	(412)
Expired capital loss carryforward	(4,742)	—	—
Basis difference in hedge liability	—	—	1,890
Rate differential for non U.S. income	—	—	(385)
State income taxes	—	(562)	—
Permanent differences	(6)	(4)	(409)
Increase in asset basis for Merger	—	23,986	—
Other	(1)	(106)	(14)
	$—	$(1,290)	$79

We account for uncertain tax positions under provisions of ASC 740-10. ASC 740-10 did not have any effect on the Company’s financial position or results of operations for the year ended December 31, 2010. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2000 through 2010 remain open to examination by the tax jurisdictions to which the Company is subject.

10.  Commitments and Contingencies

Operating Leases

For the year ended December 31, 2008, the Company incurred rent expense related to leasing office facilities of approximately $321,000. During 2008, the Company acquired a building for its corporate headquarters; accordingly, there are no future rental payments under such leases. In September 2009, the Company leased office space in Calgary, Alberta.  During 2009 and 2010, rent expense of $32,300 CN ($30,400 USD) and $91,528 CN ($88,511 USD) was incurred related to this lease.

Litigation and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  At December 31, 2010, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

11. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
	Years ended December 31:
	2008	2009	2010
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(52,403)	$(18,780)	$1,766

Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	49,005	55,499	75,923
Effect of dilutive securities: Stock options, restricted shares and warrants	—	—	1,301
Dilutive potential common shares Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options, restricted shares and warrants	49,005	55,499	77,224

Net income (loss) per common share – basic	$(1.07)	$(0.34)	$0.02

Net income (loss) per common share – diluted	$(1.07)	$(0.34)	$0.02

Basic earnings per share excludes any dilutive effects of options, warrants, unvested restricted stock and convertible securities and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed similar to basic; however, diluted earnings (loss) per share reflects the assumed conversion of all potentially dilutive securities. For the years ended December 31, 2008 and 2009, 334,656 and 310,692 potential shares relating to stock options, respectively, were excluded from the calculation of diluted earnings (loss) per share since their inclusion would have been anti-dilutive due to the loss incurred in the period.

12. Quarterly Results of Operations (Unaudited)

Selected results of operations for each of the fiscal quarters during the years ended December 31, 2009 and 2010 are as follows:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Year Ended December 31, 2009
Net revenue	$10,850	$12,368	$13,409	$16,123
Operating income (loss)	$(1,823)	$64	$557	$1,379
Net income (loss)	$4,450	$(10,032)	$(4,370)	$(8,828)

Net income (loss) per common share – basic	$0.09	$(0.20)	$(0.09)	$(0.12)
Net income (loss) per common share – diluted	$0.09	$(0.20)	$(0.09)	$(0.12)

Year Ended December 31, 2010
Net revenue	$16,126	$14,909	$13,969	$14,026
Operating income (loss)	$3,258	$1,527	$1,273	$(3,251)
Net income (loss)	$11,183	$5,300	$(856)	$(13,861)

Net income (loss) per common share – basic	$0.15	$0.07	$(0.01)	$(0.18)
Net income (loss) per common share – diluted	$0.15	$0.07	$(0.01)	$(0.18)

13.  Benefit Plans

The Company has a defined contribution plan (401(k)) covering all eligible employees of the Company. In 2008, 2009 and 2010, in accordance with the safe harbor provisions of the plan the Company contributed $144,954, $157,436 and $177,817, respectively, to the plan. The employee contribution limitations are determined by formulas, which limit the upper one third of the plan members from contributing amounts that would cause the plan to be top-heavy.  The employee contribution limit for 2008, 2009 and 2010 was $15,500, $16,500 and $16,500, respectively, for employees under the age of 50. The employee contribution limit for 2008, 2009 and 2010 was $20,500, $22,000 and $22,000, respectively, for employees 50 years of age or older.

14. Business Segments

The Company has operations in only one industry segment,  the oil and gas exploration and production industry; however, beginning in 2010, the Company was organizationally structured along geographic operating segments or regions. The Company has reportable operations in the United States and Canada.

In 2010, two customers accounted for approximately 20% of consolidated oil and natural gas production revenue. Two customers accounted for approximately 20% of United States revenue and one customer accounted for  100% of revenue in Canada.

The following tables provide the Company’s geographic operating segment data as of and for the year ended December 31, 2010.

	Year Ended December 31, 2010
	U.S.	Canada	Corporate		Total
	(in thousands)
Revenues:
Oil and gas production	$57,990	$60	$—	$	$ 58,050
Rig revenue	970	—	—		970
Other	—	—	10		10
	58,960	60	10		59,030

Costs and expenses:
Lease operating	19,627	16	—		19,643
Production taxes	5,909	—	—		5,909
Depreciation, depletion and amortization	15,603	66	543		16,212
Impairment	—	4,787	—		4,787
General and administrative	1,635	688	6,546		8,869
Rig operations	803	—	—		803
Net interest	—	—	9,098		9,098
Amortization of deferred financing fees	—	—	2,479		2,479
Equity in loss of joint venture	—	—	473		473
Other	—	—	(11,009)		(11,009)
Income (loss) from operations	$15,383	$(5,497)	$(8,120)		$1,766

	As of December 31, 2010
	U.S.	Canada	Corporate		Total
	(in thousands)
Segment assets	$152,599	$4,393	$25,917		$182,909

15.  Hedging Program and Derivatives

The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  Our derivative contract transactions do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contract are recognized in earnings during the current period..

The terms of our credit facility required us to enter into hedging arrangements for specified volumes, which equated to approximately 80% of the estimated oil and gas production from our net proved developed producing reserves (as of December 31, 2010) through December 31, 2012 and 67% for 2013. We satisfied this requirement by assuming all of the Partnership’s derivative contracts in connection with the Merger.

The following table sets forth our derivative contract position as of December 31, 2010:

	Fixed Price Swap
	Oil		Gas
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (MMbtu)	Swap Price (per MMbtu)
2011	1,035	$76.61	9,580	$6.52
2012	946	70.89	8,303	6.77
2013	705	80.79	5,962	6.84

 In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR-based debt.  The two-year interest rate swap  for $100 million at a fixed rate of 3.367% originally expired on August 12, 2010.  This interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.   The interest rate swap was further amended in November 2009, lowering our fixed rate to 2.55% and extending the term through August 12, 2012.

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

	December 31, 2009		December 31, 2010
	Balance Sheet Location	Fair Value (thousands)	Balance Sheet Location	Fair Value (thousands)
NYMEX-based fixed price derivative contracts	Derivative asset - current	$325	Derivative asset - current	$6,941

NYMEX-based fixed price derivative contracts	Derivative asset – long-term	$2,253	Derivative asset – long-term	$8,674

NYMEX-based fixed price derivative contracts	Derivative liability - current	$4,791	Derivative liability - current	$6,394

NYMEX-based fixed price derivative contracts	Derivative liability – long-term	$11,781	Derivative liability – long-term	$11,672

Interest rate swap	Derivative liability - current	$2,256	Derivative liability - current	$3,348

Gains and losses from derivative activities are reflected as “Loss (gain) on derivative contracts” in the accompanying Consolidated Statement of Operations.

16. Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820-10  which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The implementation of ASC 820-10 did not cause a change in the method of calculating fair value of assets or liabilities, with the exception of incorporating a measure of the Company’s own non-performance risk or that of its counter-parties as appropriate, which was not material. The primary impact from adoption was additional disclosures.

Fair Value on a Non-Recurring Basis

On January 1, 2009, the Company adopted the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis.  As it relates to Abraxas, the adoption applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value, impaired oil and gas property assessments, and the initial recognition of asset retirement obligations for which fair value is used.

The adoption of ASC 820-10 did not have material impact on the Company’s consolidated financial statements or its disclosures with respect to the initial recognition of asset retirement obligations during the year ended December 31, 2010.  These estimates are derived from historical costs as well as management’s expectation of future cost environments.  As there is no corroborating market activity to support the assumptions used, Abraxas has designated these liabilities as Level 3.

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

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
Investment in common stock	$208	$—	$—	$208
NYMEX Fixed Price Derivative contracts	—	2,578	—	2,578
Total Assets	$208	$2,578	$—	$2,786
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$16,572	$—	$16,572
Interest Rate Swaps	—	—	2,256	2,256
Total Liabilities	$—	$16,572	$2,256	$18,828

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets:
Investment in common stock	$181	$—	$—	$181
NYMEX Fixed Price Derivative contracts	—	15,615	—	15,615
Total Assets	$181	$15,615	$—	$15,796
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$18,066	$—	$18,066
Interest Rate Swaps	—	—	3,348	3,348
Total Liabilities	$—	$18,066	$3,348	$21,414

The Company has an investment in Insigna Energy Ltd, the surviving entity in the merger with a former subsidiary, consisting of shares of common stock. The stock is actively traded on the Toronto Stock Exchange. This investment is valued at its quoted price as of December 31, 2010 in US dollars. Accordingly this investment is characterized as Level 1.

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

In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR based debt. The two-year interest rate swap for $100 million at a fixed rate of 3.367% originally expired on August 12, 2010.  The interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.  The interest rate swap was further amended in November 2009 lowering our fixed rate to 2.55% and extending the term through August 12, 1012. As there is no actively traded market for this type of swap and no observable market parameters, these derivative contracts are classified as Level 3.

Additional information for the Company’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three years ended December 31, 2010 is as follows (in thousands):

Derivative Assets (Liabilities) - net
Balance December 31, 2008	$(3,000)
Total realized and unrealized losses included in change in net liability	(1,816)
Settlements during the period	2,560
Balance December 31, 2009	(2,256)
Total realized and unrealized losses included in change in net liability	(3,402)
Settlements during the period	2,310
Balance December 31, 2010	$(3,348)

17. Non-controlling interest in (income) loss of Partnership

The non-controlling interest in the (income) loss of the Partnership represents the third parties 51.8% interest in the Partnership’s net income/ loss, through the date of the Merger.  In accordance with generally accepted accounting principles in effect prior to the adoption of ASC 810, which codifies SFAS 160, when cumulative losses applicable to the non-controlling interest exceed the non-controlling interest equity capital in the entity, such excess was charged to the earnings of the controlling interest.  For the year ended December 31, 2008, primarily as a result of the ceiling test impairment of the Partnership’s oil and gas properties, losses applicable to the non-controlling interest exceeded the non-controlling equity capital by $9.3 million. As a result, $9.3 million of the non-controlling interest was charged to earnings attributable to Abraxas and was reflected as a reduction of the loss applicable to the non-controlling interest.

18. Subsequent Events

Sale of Common Stock

On February 1, 2011, we closed a public offering of 23.6 million shares of common stock (of which 8.5 million shares were sold by certain selling stockholders) at a public offering price of $4.40 per share for total net proceeds to Abraxas of approximately $62.0 million, after estimated fees and expenses.  We used the net proceeds from the offering to repay indebtedness outstanding under our credit facility, to increase our 2011 capital expenditure budget and for general corporate purposes.  We did not receive any proceeds from the sale of shares by the selling stockholders.

19.  Supplemental Oil and Gas Disclosures (Unaudited)

The accompanying table presents information concerning the Company’s oil and gas producing activities as required by ASC 932-235, “Disclosures about Oil and Gas Producing Activities.”  Capitalized costs relating to oil and gas producing activities are as follows:

	Years Ended December 31
	2009			2010
	Total	U.S.	Canada	Total	U.S.	Canada
	(in thousands)
Proved oil and gas properties	$454,142	$454,142	$—	$434,858	$427,337	$7,521
Unproved properties	—	—	—	1,085	—	1,085
Total	454,142	454,142	—	435,943	427,337	8,606
Accumulated depreciation, depletion, amortization and impairment	(305,354)	(305,354)	—	(325,793)	(320,957)	(4,836)
Net capitalized Costs	$148,788	$148,788	$—	$110,150	$106,380	$3,770

Cost incurred in oil and gas property acquisitions and development activities are as follows:

	Years Ended December 31
	2008			2009			2010
	Total	U.S.	Canada	Total	U.S.	Canada	Total	U.S.	Canada
	(in thousands)
Development costs	$38,644	$38,644	$—	$15,356	$15,356	$—	$31,278	$23,757	$7,521
Exploration costs	1,920	1,920	—	795	795	—	3,809	3,809	—
Property acquisition costs:
Proved	127,671	127,671	—	—	—	—	—	—	—
Unproved	—	—	—	—	—	—	1,085	—	1,085
	$168,235	168,235	$—	$16,151	$16,151	$—	$36,172	$27,566	$8,606

The results of operations for oil and gas producing activities for the three years ended December 31, 2008, 2009 and 2010 are as follows:

	Years Ended December 31,
	2008			2009			2010
	Total	U.S.	Canada	Total	U.S.	Canada	Total	U.S.	Canada
	(in thousands)
Revenues	$99,084	$99,084	$—	$51,829	$51,829	$—	$58,050	$57,990	$60
Production costs	(26,635)	(26,635)	—	(26,224)	(26,224)	—	(25,790)	(25,774)	(16)
Depreciation, depletion, and amortization	(23,077)	(23,077)	—	(17,361)	(17,361)	—	(15,653)	(15,603)	(50)
Proved property impairment	(116,366)	(116,366)	—	—	—	—	(4,787)	—	(4,787)
General and administrative	(1,431)	(1,431)	—	(1,617)	(1,617)	—	(2,323)	(1,635)	(688)
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$(68,425)	$(68,425)	$—	$6,627	$6,627	$—	$9,497	$14,978	$(5,481)
Depletion rate per barrel of oil equivalent	$14.42	$14.42	$—	$10.63	$10.63	$—	$11.00	$10.98	$59.97

Estimated Quantities of Proved Oil and Gas Reserves

The following table presents the Company’s estimate of its net proved oil and gas reserves as of December 31, 2008, 2009, and 2010.  The Company’s management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been predominately prepared by independent petroleum reserve engineers.Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company’s proved reserves are located in the continental United States and Canada.

Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements; therefore, the average prior 12-month commodity prices and year-end costs were used in estimating reserve volumes and future net cash flows as of December 31, 2009 and 2010. However, period end prices and costs were used in estimating reserve volumes and future net cash flows as of December 31, 2008.

	Total		United States		Canada
	Liquid Hydrocarbons	Gas	Liquid Hydrocarbons	Gas	Liquid Hydrocarbons	Gas
	(Barrels)	(Mcf)	(Barrels)	(Mcf)	(Barrels)	(Mcf)
	(in thousands)
Proved developed and undeveloped reserves:
Balance at January 1, 2008	3,131	88,003	3,131	88,003	—	—
Revisions of previous estimates	(1,651)	(6,160)	(1,651)	(6,160)	—	—
Extensions and discoveries	458	5,862	458	5,862	—	—
Purchases of minerals in place	5,684	27,110	5,684	27,110	—	—
Sales of minerals in place	(27)	(56)	(27)	(56)	—	—
Production	(550)	(6,343)	(550)	(6,343)	—	—
Balance at December 31, 2008	7,045	108,416	7,045	108,416	—	—
Revisions of previous estimates	193	(14,652)	193	(14,652)	—	—
Extensions and discoveries	2,173	9,090	2,173	9,090	—	—
Production	(579)	(6,329)	(579)	(6,329)	—	—
Balance at December 31, 2009	8,832	96,525	8,832	96,525	—	—
Revisions of previous estimates	1,067	729	1,067	729	—
Extensions and discoveries	1,329	1,456	1,252	1,066	77	390
Sales of minerals in place	(925)	(8,318)	(925)	(8,318)	—	—
Production	(509)	(5,479)	(508)	(5,479)	(1)	—
Balance at December 31, 2010	9,794	84,913	9,718	84,523	76	390

	Total		United States		Canada
	Liquid Hydrocarbons	Gas	Liquid Hydrocarbons	Gas	Liquid Hydrocarbons	Gas
	(Barrels)	(Mcf)	(Barrels)	(Mcf)	(Barrels)	(Mcf)
	(in thousands)
Proved Developed Reserves:
December 31, 2008	5,563	48,209	5,563	48,209	—	—

December 31, 2009	5,891	47,861	5,891	47,861	—	—

December 31, 2010	5,862	42,750	5,786	42,360	76	390

Proved Undeveloped Reserves:
December 31, 2008	1,482	60,207	1,482	60,207	—	—

December 31, 2009	2,941	48,665	2,941	48,665	—	—

December 31, 2010	3,932	42,163	3,932	42,163	—	—

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

Reserve extensions and discoveries which increased significantly during 2009 were primarily attributable to our leasehold in the Williston Basin that we acquired from St. Mary in January 2008 and the robust activity of a number of operators in the Bakken/Three Forks  play in which we have offsetting leasehold.  Revisions of previous estimates which decreased appreciably during 2009 were primarily due to the re-classification of proved undeveloped reserves to the probable and possible categories as a result of the reserves having been on our reserve report for more than five years.

Sales of minerals in place increased significantly during 2010, which were attributable to the sale of certain properties, principally non-operated, non-core assets, to generate cash for debt repayment and to accelerate our drilling program.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The Company’s proved oil and gas reserves have been estimated by the Company with the assistance of an independent petroleum engineering firm (DeGolyer & MacNaughton) as of December 31, 2008, 2009 and 2010. The following information has been prepared in accordance with the Securities and Exchange Commission rules and accounting standards based on year end prices and costs for December 31, 2008, and based on the 12-month first-day-of-the-month average prices for December 31, 2009 and 2010 in accordance with provisions of the Financial Accounting Standards Board’s Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas (Topic 932).” This topic requires the standardized measure of discounted future net cash flows, to be based on the average, first-day-of-the-month price beginning with the year ended December 31, 2009.  The previous rules required reserve estimates be calculated using last day of the year pricing. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis of the properties.  Operating loss carryforwards, tax credits, and permanent differences to the extent estimated to be available in the future were also considered in the future income tax calculations, thereby reducing the expected tax expense to zero. Because prices used in the calculation are average prices for 2010, the standardized measure could vary significantly from year to year based on the market conditions that occurred during a given year.

The technical personnel responsible for preparing the reserve estimates at DeGolyer and MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer and MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis.    All reports by DeGolyer and MacNaughton were developed utilizing geological and engineering data provided by Abraxas.  The report of DeGolyer and MacNaughton dated February 22, 2011, which contains further discussions of the reserve estimates and evaluations prepared by DeGolyer and MacNaughton as well as the qualifications of DeGolyer and MacNaughton’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of proved reserves at December 31, 2008, 2009 and 2010 were based on studies performed by the operations department of Abraxas.  The operations department is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Operations is the manager of this department and is the primary technical person responsible for this process.  The Vice President of Operations holds a Bachelor of Science degree in Petroleum Engineering, and has 25 years of experience in reserve evaluations. The operations department consists of four petroleum engineers with Bachelor degrees in Petroleum Engineering, one of whom is a Registered Professional Engineer in the State of Texas, and various other technical professionals.

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

Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure. Set forth below is the Standardized Measure relating to our proved oil and gas reserves for the three years ended December 31, 2008, 2009 and 2010:

	Years Ended December 31,
	2008			2009			2010
	Total	U.S.	Canada	Total	U.S.	Canada	Total	U.S.	Canada
	(in thousands)
Future cash inflows	$811,644	$811,644	$—	$816,436	$816,436	$—	$1,020,286	$1,012,829	$7,457
Future production costs	(312,756)	(312,756)	—	(332,283)	(332,283)	—	(391,396)	(389,395)	(2,001)
Future development costs	(134,073)	(134,073)	—	(138,354)	(138,354)	—	(164,135)	(163,085)	(1,050)
Future income tax expense	—	—	—	—	—	—	—	—	—
Future net cash flows	364,815	364,815	—	345,799	345,799	—	464,755	460,349	4,406
Discount	(212,823)	(212,823)	—	(195,270)	(195,270)	—	(267,762)	(266,041)	(1,721)
Standardized Measure of discounted future net cash relating to proved reserves	$151,992	$151,992	$—	$150,529	$150,529	$—	$196,993	$194,308	$2,685

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following is an analysis of the changes in the Standardized Measure:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Standardized Measure, beginning of year	$215,686	$151,992	$150,529
Sales and transfers of oil and gas produced, net of production costs	(72,449)	(25,605)	(32,261)
Net change in prices and development and production costs from prior year	(69,094)	(4,883)	70,311
Extensions, discoveries, and improved recovery, less related costs	8,694	22,267	14,508
Purchases of minerals in place	61,761	—	—
Sales of minerals in place	(366)	—	(18,868)
Revisions of previous quantity estimates	(16,222)	(13,578)	9,694
Change in timing and other	2,414	5,137	(11,973)
Accretion of discount	21,568	15,199	15,053
Standardized Measure, end of year	$151,992	$150,529	$196,993

The standardized measure is based on the following oil and gas prices over the life of the properties as of the following dates:

	Year Ended December 31,
	2008	2009	2010
Oil (per barrel) (1)	$44.60	$61.18	$79.43
Gas (per MMbtu) (2)	5.62	4.19	4.45
Oil (per barrel) (3)	41.74	55.05	70.72
Gas (per MMbtu) (4)	4.77	3.42	3.91

_____________________
(1)
The quoted oil price for the year ended December 31, 2008 is the NYMEX future price as of December 31, 2008. The quoted oil price for the year ended December 31, 2009 and 2010 is the 12-month average first-day-of-the-month West Texas Intermediate spot price for each month of 2009 and 2010.

(2)
The quoted gas price for the year ended December 31, 2008 is the NYMEX future price as of December 31, 2008. The quoted gas price for the year ended December 31, 2009 and 2010 is the 12-month average first-day-of-the-month Henry Hub spot price for each month of 2009 and 2010.

(3)	The oil price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.

(4)	The gas price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.

The following table contains information relating to proved reserves attributable to Abraxas’ 50% equity interest in Blue Eagle as of December 31, 2010. All of Blue Eagle’s reserves are in the United States.

Total
	Liquid Hydrocarbons	Gas
	(Barrels)	(Mcf)
(in thousands)
Proved developed and undeveloped reserves:
Balance at December 31, 2009	—	—
Revisions of previous estimates	—	—
Extensions and discoveries	1,239	8,301
Sales of minerals in place	—	—
Production	—	—
Balance at December 31, 2010	1,239	8,301

Proved Developed	—	—

Proved Undeveloped	1,239	8,301

Exhibit Index

23.1	Consent of BDO USA, LLP. (Filed herewith).

23.2	Consent of DeGolyer & MacNaughton. (Filed herewith).

31.1	Certification – Chief Executive Officer. (Filed herewith).

31.2           Certification – Chief Financial Officer. (Filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1           Report of DeGolyer and MacNaughton. (Filed herewith).

-