Form 10-Q
period 2011-03-31
ABRAXAS PETROLEUM CORP
filed 2011-05-09
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒    No ☐91,733,950

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not mark if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐No ☒

The number of shares of the issuer’s common stock outstanding as of May 5, 2011 was:

Class	Shares Outstanding
Common Stock, $.01 Par Value	91,733,950

Forward-Looking Information

We make forward-looking statements throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “will,” “plan,” “seek,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this report is generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  The factors that may affect our expectations regarding our operations include, among others, the following:

•	our success in development, exploitation and exploration activities;

•	our ability to procure services and equipment for our drilling and completion activities;

•	the prices we receive for our oil and gas and the effectiveness of our hedging activities;

•	our ability to make planned capital expenditures;

•	declines in our production of oil and gas;

•	the availability of capital;

•	political and economic conditions in oil producing countries, especially those in the Middle East;

•	price and availability of alternative fuels;

•	our restrictive debt covenants;

•	our acquisition and divestiture activities;

•	weather conditions and events;

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities; and

•	other factors discussed elsewhere in this report.

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

“NGL” – natural gas liquids measured in barrels.

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

“Standardized Measure” means estimated future net revenue, discounted at a rate of 10% per annum, after income taxes and with no price or cost escalation, calculated in accordance with (Accounting Standards Codifications “ASC”) 932, formerly Statement of Financial Accounting Standards No. 69  “Disclosures About Oil and Gas Producing Activities.”

ABRAXAS PETROLEUM CORPORATION
FORM 10 – Q

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

Abraxas Petroleum Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$959	$99
Accounts receivable, net:
Joint owners	3,190	5,145
Oil and gas production	8,803	6,958
Other	665	642
	12,658	12,745

Derivative asset – current	6,925	6,941
Assets held for sale	—	8,457
Other current assets	361	396
Total current assets	20,903	28,638

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	444,321	434,858
Unproved properties excluded from depletion	1,400	1,085
Other property and equipment	11,635	11,536
Total	457,356	447,479
Less accumulated depreciation, depletion, and amortization	(333,773)	(330,231)
Total property and equipment – net	123,583	117,248

Investment in joint venture	24,776	24,027

Deferred financing fees, net	3,007	3,494
Derivative asset – long-term	7,151	8,674
Other assets	850	828
Total assets	$180,270	$182,909

See accompanying notes to condensed consolidated financial statements (unaudited)

Abraxas Petroleum Corporation
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,192	$23,589
Oil and gas production payable	7,717	3,000
Accrued interest	31	277
Other accrued expenses	1,191	779
Derivative liability – current	15,237	9,742
Current maturities of long-term debt	153	152
Total current liabilities	33,521	37,539

Long-term debt, excluding current maturities	85,899	140,940

Derivative liability – long-term	15,302	11,672
Future site restoration	7,894	7,734
Total liabilities	142,616	197,885

Stockholders’ Equity (Deficit)
Preferred stock, par value $.01 per share, authorized 1,000,000 shares; -0- issued and outstanding	—	—
Common stock, par value $.01 per share, authorized 200,000,000 shares; 91,670,093 and 76,427,561 issued and outstanding	917	764
Additional paid-in capital	246,582	184,223
Accumulated deficit	(210,227)	(200,208)
Accumulated other comprehensive income	382	245
Total stockholders’ equity (deficit)	37,654	(14,976)
Total liabilities and stockholders’ equity (deficit)	$180,270	$182,909

See accompanying notes to condensed consolidated financial statements (unaudited)

Abraxas Petroleum Corporation
Condensed Consolidated Statements of Operations
 (Unaudited)
(in thousands except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue:
Oil and gas production revenues	$13,847	$15,863
Rig revenues	195	261
Other	1	2
	14,043	16,126
Operating costs and expenses:
Lease operating expenses	4,021	4,586
Production taxes	1,254	1,703
Depreciation, depletion, and amortization	3,430	4,241
Rig operations	189	197
General and administrative (including stock-based compensation of $363 and $310)	2,646	2,141
	11,540	12,868
Operating income	2,503	3,258

Other (income) expense:
Interest income	(2)	(2)
Interest expense	1,605	2,334
Amortization of deferred financing fees	500	809
Loss (gain) on derivative contracts (unrealized $10,978 and $(11,696))	11,093	(10,977)
Equity in (gain) loss of joint venture	(749)	—
Other	75	(89)
	12,522	(7,925)
Net (loss) income	$(10,019)	$11,183

Net (loss) income per common share – basic	$(0.12)	$0.15

Net (loss) income per common share – diluted	$(0.12)	$0.15

See accompanying notes to condensed consolidated financial statements (unaudited)

Abraxas Petroleum Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net (loss) income	$(10,019)	$11,183
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Equity in gain of joint venture	(749)	—
Change in derivative fair value	10,664	(12,079)
Depreciation, depletion, and amortization	3,430	4,241
Amortization of deferred financing fees	500	809
Accretion of future site restoration	109	137
Stock-based compensation	363	310
Other non-cash expenses	—	24
Changes in operating assets and liabilities:
Accounts receivable	87	(6)
Other	150	63
Accounts payable and accrued expenses	(9,463)	(665)
Net cash (used in) provided by operating activities	(4,928)	4,017

Investing Activities
Capital expenditures, including purchases and development of properties	(9,765)	(5,171)
Proceeds from the sale of oil and gas properties	8,457	8,475
Net cash (used in) provided by investing activities	(1,308)	3,304

Financing Activities
Proceeds from long-term borrowings	2,000	—
Payments on long-term borrowings	(57,040)	(8,035)
Deferred financing fees	(13)	(138)
Proceeds from issuance of common stock	62,113	—
Other	36	(33)
Net cash provided by (used in) financing activities	7,096	(8,206)
Increase (decrease) in cash	860	(885)
Cash and equivalents, at beginning of period	99	1,861
Cash and equivalents, at end of period	$959	$976

See accompanying notes to condensed consolidated financial statements (unaudited)

Abraxas Petroleum Corporation
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010

Supplemental disclosure of cash flow information:
Interest paid	$1,742	$2,195

Non-Cash Investing Activities:
Asset retirement obligation cost and liabilities	$(3)	$(12)
Asset retirement obligations associated with property acquisitions and dispositions	$56	$(179)

See accompanying notes to condensed consolidated financial statements (unaudited)

Abraxas Petroleum Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(tabular amounts in thousands, except per share data)

Note 1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations, and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by our independent registered public accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Consolidation Principles

The terms “Abraxas,” “Abraxas Petroleum,” “we,” “us,” “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its consolidated subsidiaries, including its wholly owned foreign subsidiary, Canadian Abraxas Petroleum, ULC.

Canadian Abraxas’ assets and liabilities are translated to U.S. dollars at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Translation adjustments are accumulated as a separate component of stockholders’ equity.

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

Stock-based Compensation, Option Plans and Warrants

Stock Options

The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors. For the three months ended March 31, 2011 and 2010, the Company incurred $267,000 and $194,000, respectively, in stock-based compensation expense related to stock options.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, December 31, 2010	4,820	$2.23	$1.60	$6,880
Granted	512	$4.72	$3.39	1,734
Exercised	(203)	$1.80	$1.04	(211)
Expired or canceled	(20)	$1.99	$1.45	(29)
Outstanding, March 31, 2011	5,109	$2.49	$1.78	$8,374

The following table shows the weighted average assumptions used in the Black-Scholes valuation of the fair value of option grants for the three months ended March 31, 2011:

Expected dividend yield	0%
Volatility	79.26%
Risk free interest rate	2.54%
Expected life	6.65	Years
Fair value of options granted (in thousands)	$1,734
Weighted average grant date fair value per share of options granted	$4.72

 Additional information related to options at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
Options exercisable	2,521	2,288

As of March 31, 2011, there was approximately $3.9 million of unamortized compensation expense related to outstanding options that will be recognized in 2011 through 2015.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock was determined using the market price on the grant date and compensation expense is recorded over the applicable vesting periods.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested December 31, 2010	400	$2.02
Granted	36	4.72
Vested/Released	(118)	1.82
Forfeited	—	—
Unvested March 31, 2011	318	$2.40

For the three months ended March 31, 2011 and 2010, the Company incurred $96,000 and $116,000, respectively, in stock-based compensation expense related to restricted stock. As of March 31, 2011, there was approximately $540,000 of unamortized compensation expense relating to outstanding restricted shares that will be recognized in 2011 through 2015.

Warrants

  On May 25, 2007, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company issued warrants to purchase 1,174,938 shares of common stock. The warrants expire on May 25, 2012 and are exercisable at a price of $3.83 per share, subject to certain adjustments. No warrants were exercised during the three months ended March 31, 2011 or 2010.

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

The estimates of our reserves as of December 31, 2010, are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time.  In particular, estimates of oil and gas reserves, future net revenue from proved reserves and the PV-10 thereof for our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the twelve month first-day-of-the-month average oil and gas prices for the twelve months ended December 31, 2010.  The average realized sales prices used for the estimates were $3.91 per Mcf of gas and $70.72 per Bbl of oil. As of December 31, 2010, the net capitalized costs of our oil and gas properties in the United States did not exceed the present value of our estimated proved reserves; however, the net capitalized costs of our oil and gas properties in Canada exceeded the present value of our estimated proved reserves by $4.8 million, resulting in a write down for the year ended December 31, 2010. As of March 31, 2011, the net capitalized costs of our oil and gas properties in the United States and Canada did not exceed the present value of our estimated proved reserves.

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

The Company accounts for asset retirement obligations based on the guidance of ASC 410 (formerly FASB 143) which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense in the accompanying condensed consolidated financial statements.

The following table summarizes the Company’s asset retirement obligation transactions for the three months ended March 31, 2011 and the year ended December 31, 2010:

	March 31, 2011	December 31, 2010
Beginning asset retirement obligation	$7,734	$10,326
Settled	(2)	(290)
Revisions	(3)	(83)
New wells placed on production and other	56	64
Deletions related to property disposals and plugging costs	—	(2,799)
Accretion expense	109	516
Ending asset retirement obligation	$7,894	$7,734

Working Capital (Deficit)

At March 31, 2011, our current liabilities of approximately $33.5 million exceeded our current assets of $20.9 million resulting in a working capital deficit of $12.6 million. This compares to a working capital deficit of  $8.9 million at December 31, 2010. Current liabilities at March 31, 2011 primarily consisted of the current portion of derivative liabilities of $15.2 million, trade payables of $9.2 million, revenues due third parties of $7.7 million, and other accrued liabilities of $1.2 million.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-6, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  This update did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC Topic 855-10, “Subsequent Events,” to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  This update did not have a material impact on the Company’s consolidated results of operations or financial position.

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

Blue Eagle’s subject area encompasses 12 counties across the Eagle Ford Shale play for expected future acreage acquisitions. Abraxas Petroleum  operates the wells owned by Blue Eagle and Rock Oil  manages the day-to-day business affairs of Blue Eagle.   Robert L. G. Watson, our President and CEO,  serves as one of the three members of the Board of Managers of Blue Eagle.

        At formation and as of March 31, 2011, we owned a non-controlling 50.0% interest in the joint venture. We account for the joint venture under the equity method of accounting. Under the equity method of accounting, Abraxas’ share of net income (loss) from the joint venture is reflected as an increase (decrease) in its investment account in “Investment in joint venture” and is also recorded as an equity investment income (loss) in “Equity in loss (gain) of joint venture.” For the three months ended March 31, 2011, we reported a gain of $749,000.

The following is condensed financial data from Blue Eagle’s March 31, 2011  and December 31, 2010 inancial statements:

Balance Sheet:	As of March 31, 2011	As of December 31, 2010
Assets:
Current assets	$12,398	$19,625
Oil and gas properties	39,504	31,753
Other assets	43	45
Total assets	$51,945	$51,423

Liabilities and Capital:
Current liabilities	$2,387	$3,368
Other liabilities	6	—
Member capital	49,552	48,055
Total liabilities and capital	$51,945	$51,423

Statement of Operations:	Three Months Ended March 31, 2011

Revenue	$3,097

Operating expenses	1,604
Other (income) expense	(5)
Net income	$1,498

Note 3.                      Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three months ended March 31, 2011, there are no current or deferred income tax expense or benefit due to losses and/or loss carryforwards and valuation allowances which have been recorded against such benefits.

The Company accounts for uncertain tax positions under provisions ASC 740-10.  ASC 740-10 did not have any effect on the Company’s financial position or results of operations for the three months ended March 31, 2011 and 2010.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2000 through 2010 remain open to examination by the tax jurisdictions to which the Company is subject. The Company has been notified by the Internal Revenue Service that it plans to audit our 2009 Federal income tax return.

 Note 4. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
Credit facility	$81,000	$136,000
Real estate lien note	5,052	5,092
	86,052	141,092
Less current maturities	(153)	(152)
	$85,899	$140,940

Credit Facility

On October 5, 2009, we entered into an amended and restated senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility, which was amended on August 18, 2010.  As of March 31, 2011, $81.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. The borrowing base is currently $140.0 million and is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The lenders are also able to make a redetermination in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base of $140.0 million was determined based upon our reserve report dated June 30, 2010. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under  the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.5%—2.75%, depending on the utilization of the borrowing base, or, if we elect, at the greater of (1) 2.0% and (2) LIBOR plus, in each case, 2.5%—3.75%, depending on the utilization of the borrowing base. At March 31, 2011, the interest rate on the  credit facility was 5.75%.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio as of the last day of each quarter of not less than 2.50 to 1.00.  We are also required to maintain a total debt to EBITDAX ratio as of the last day of each quarter of not more than 4.00 to 1.00.  The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with or at the request of a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is consolidated net income plus interest expense, oil and gas exploration expenses, taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts or upon the termination of any hedge contract minus all non-cash items of income which were included in determining consolidated net income, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, and obligations with respect to surety bonds and hedge arrangements.  We were in compliance with all covenants as of March 31, 2011.

As of March 31, 2011, the current ratio was 4.77 to 1.00, the interest coverage ratio was 3.23 to 1.00 and the total debt to EBITDAX ratio was 2.48 to 1.00.

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

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters. This note was refinanced in November 2008.  The note bears interest at a fixed rate of 6.375%, and is payable in monthly installments of principal and interest of $39,754 based on a twenty year amortization. The note matures in May 2015 at which time the outstanding balance becomes due. The note is secured by a first lien deed of trust on the property and improvements. As of March 31, 2011, $5.1 million was outstanding on the note.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net (loss) income	$(10,019)	$11,183
Denominator:
Denominator for basic (loss) earnings per share -
Weighted-average shares	85,867	75,805

Effect of dilutive securities:
Stock options and warrants	—	213

Dilutive potential common shares
Denominator for diluted (loss) earnings per share -
Weighted-average shares and assumed conversions	85,867	76,018

Net (loss) income per common share – basic	$(0.12)	$0.15

Net (loss) income per common share – diluted	$(0.12)	$0.15

For the three months ended March 31, 2011, none of the shares issuable in connection with stock options or warrants are included in diluted shares. Inclusion of these shares would be antidilutive due to losses incurred in the period. Had there not been losses in the period, dilutive shares would have been 3,286,378 shares for the three months ended March 31, 2011.

Note 6. Hedging Activities and Derivatives

The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  As a result, our derivative contract transactions do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contract are recognized in earnings during the current period.

The terms of our credit facility required us to enter into hedging arrangements for specified volumes, which equated to approximately 80% of the estimated oil and gas production from our net proved developed producing reserves (as of December 31, 2010) through December 31, 2012 and 67% for 2013.

The following table sets forth our derivative contract position at March 31, 2011:

	Fixed Price Swap
	Oil		Gas
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (MMbtu)	Swap Price (per MMbtu)
2011	1,035	$76.61	9,580	$6.52
2012	946	$70.89	8,303	$6.77
2013	705	$80.79	5,962	$6.84

At March 31, 2011, the aggregate fair value of our commodity derivative contracts was a liability of approximately $13.6 million.

In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR based debt. The two-year interest rate swap arrangement for $100 million at a fixed rate of 3.367% originally was set to expire on August 12, 2010.  The interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.  The interest rate swap was further amended in November 2009 lowering our fixed rate to 2.55% and extending the term through August 12, 2012.

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
NYMEX-based fixed price derivative contracts	Derivative asset - current	$6,925	Derivative asset - current	$6,941

NYMEX-based fixed price derivative contracts	Derivative asset – long-term	$7,151	Derivative asset – long-term	$8,674

NYMEX-based fixed price derivative contracts	Derivative liability - current	$12,340	Derivative liability - current	$6,394

NYMEX-based fixed price derivative contracts	Derivative liability – long-term	$15,302	Derivative liability – long-term	$11,672

Interest rate swap	Derivative liability - current	$2,897	Derivative liability - current	$3,348

Gains and losses from derivative activities are reflected as “Loss (gain) on derivative contracts” in the accompanying condensed consolidated statements of operations.

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

The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements or its disclosures with respect to the initial recognition of asset retirement obligations for the year ended December 31, 2010 or the three months ended March 31, 2011.  These estimates are derived from historical costs as well as management’s expectation of future costs.  As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3.

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

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
Assets
Investment in common stock	$197	$—	$—	$197
NYMEX Fixed Price Derivative contracts	—	14,076	—	14,076
Total Assets	$197	$14,076	$—	$14,273
Liabilities
NYMEX Fixed Price Derivative contracts	$—	$27,642	$—	$27,642
Interest Rate Swaps	—	—	2,897	2,897
Total Liabilities	$—	$27,642	$2,897	$30,539

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets:
Investment in common stock	$181	$—	$—	$181
NYMEX Fixed Price Derivative contracts	—	15,615	—	15,615
Total Assets	$181	$15,615	$—	$15,796
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$18,066	$—	$18,066
Interest Rate Swaps	—	—	3,348	3,348
Total Liabilities	$—	$18,066	$3,348	$21,414

The Company has an investment in Insignia Energy Ltd, the surviving entity in the merger with a former subsidiary, consisting of shares of common stock. The stock is actively traded on the Toronto Stock Exchange. This investment is valued at its quoted price as of March 31, 2011 and December 31, 2010 in US dollars. Accordingly, this investment is characterized as Level 1.

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

In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR based debt. The two-year interest rate swap arrangement for $100 million at a fixed rate of 3.367% originally was set to expire on August 12, 2010.  The interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.  The interest rate swap was further amended in November 2009 lowering our fixed rate to 2.55% and extending the term through August 12, 1012. As there is no actively traded market for this type of swap and no observable market parameters, these derivative contracts are classified as Level 3.

Additional information for the Company’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three months ended March 31, 2011 is as follows:

Derivative Assets (Liabilities) - net
Balance December 31, 2010	$(3,348)
Total realized and unrealized losses included in change in net liability	(149)
Settlements during the period	600
Balance March 31, 2011	$(2,897)

Note 8. Business Segments

The following table provides the Company’s geographic operating segment data for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	U.S	Canada	Corporate	Total
Revenues:
Oil and gas production	$13,658	$189	$—	$13,847
Rig revenue	195	—	—	195
Other	—	—	1	1
	13,853	189	1	14,043

Costs and expenses:
Lease operating	3,886	135	—	4,021
Production taxes	1,254	—	—	1,254
Depreciation, depletion and amortization	3,273	95	62	3,430
General and administrative	516	219	1,911	2,646
Rig operations	189	—	—	189
Net interest	—	—	1,603	1,603
Amortization of deferred financing fees	—	—	500	500
Equity in gain of joint venture	—	—	(749)	(749)
Loss on derivative contracts	—	—	11,093	11,093
Other	—	—	75	75
Net income (loss)	$4,735	$(260)	$(14,494)	$(10,019)

The following table provides the Company’s geographic asset data as of March 31, 2011 and December 31, 2010:

Segment Assets:	March 31, 2011	December 31, 2010
United States	$122,003	$152,599
Canada	5,761	4,393
Corporate	52,506	25,917
	$180,270	$182,909

Note 9. Contingencies – Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2011, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All tabular amounts are in thousands except per unit values.

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Factors Affecting Our Financial Results

While we have attained positive net income in three of the last five years, we cannot assure you that we can achieve positive operating income and net income in the future. Our financial results depend upon many factors, which significantly affect our results of operations including the following:

•	commodity prices and the effectiveness of our hedging arrangements;

•	total sales volumes of oil and gas;

•	the availability of, and our ability to raise additional capital resources and provide liquidity to meet cash flow needs;

•	interest rates on borrowings; and

•	the level and success of exploration and development activity.

Commodity Prices and Hedging Activities

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

During the three months ended March 31, 2011, the price of oil increased significantly from the levels experienced during the three months ended March 31, 2010. During the three months ended March 31, 2011, the New York Mercantile (NYMEX) price for West Texas Intermediate crude oil (WTI) averaged $94.48 per barrel as compared to $78.81 per barrel during the three months ended March 31, 2010. During the three months ended March 31, 2011, the average price of gas decreased from the levels experienced during the three months ended March 31, 2010. NYMEX Henry Hub spot prices for gas averaged $4.18 per MMbtu for the three months ended March 31, 2011 compared to $5.09 for the same period of 2010. Prices closed on March 31, 2011 at $106.72 per Bbl of oil and $4.30 per MMbtu of gas. The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content; and

•	gathering, processing and transportation costs.

During the three months ended March 31, 2011, differentials averaged $(9.35) per Bbl of oil and $(0.56) per Mcf of gas as compared to $(6.66) per Bbl of oil and $(0.22) per Mcf of gas during the three months ended March 31, 2010.  Oil and gas differentials increased due to overall increases in basis differentials for oil and gas across all of our operating areas. Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

Our credit facility required us to enter into hedging arrangements for specified volumes, which equated to approximately 80% of the estimated oil and gas production from our net proved developed producing reserves (as of December 31, 2010) through December 31, 2012 and 67% for 2013.

By removing a significant portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have sustained and in the future will sustain realized and unrealized losses on our derivative contracts when market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts.   For the three months ended March 31, 2011, we incurred a realized gain of $457,000 and an unrealized loss of $11.4 million. For the three months ended March 31, 2011, we incurred a realized loss of $138,000 and an unrealized gain of $12.5 million. We have not designated any of these derivative contracts as a hedge as prescribed by applicable accounting rules.

The following table sets forth our derivative position at March 31, 2011:

	Fixed Price Swap
	Oil		Gas
Contract Periods	Daily Volume (Bbl)	Swap Price	Daily Volume (MMbtu)	Swap Price
2011	1,035	$76.61	9,580	$6.52
2012	946	$70.89	8,303	$6.77
2013	705	$80.79	5,962	$6.84

At March 31, 2011, the aggregate fair value of our oil and gas derivative contracts was a liability of approximately $13.6 million.

Production Volumes

 Because our proved reserves will decline as oil and gas are produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease.    Based on the reserve information set forth in our reserve estimates as of December 31, 2010, the average annual estimated decline rate for our net proved developed producing reserves is 12% during the first five years, 8% in the next five years, and approximately 7% thereafter.  These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and prior property sales. Our ability to acquire or find additional reserves will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects. We had capital expenditures of $9.8 million during the three months ended March 31, 2011. We have a capital expenditure budget for 2011 of approximately $60.0 million.  Approximately 50% of the 2011 budget will be spent on unconventional horizontal oil wells in the Bakken/Three Forks and Niobrara plays in the Rocky Mountain region of the United States and the other 50% will target conventional oil plays in the Permian Basin and onshore Gulf Coast regions of the United States and in the province of Alberta, Canada.  The 2011 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  As of March 31, 2011, we had $59.0 million of availability under our credit facility.

Exploration and Development Activity

We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2010, we operated properties accounting for approximately 80% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations (of which 154 were classified as proved undeveloped at December 31, 2010) on our existing leasehold, the successful development of which we believe could significantly increase our production and proved reserves.

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

2011 Developments

Sale of Common Stock

On February 1, 2011, we closed a public offering of 23.6 million shares of common stock (of which 8.5 million shares were sold by certain selling stockholders) at a public offering price of $4.40 per share for total net proceeds to us of approximately $62.1 million, after estimated fees and expenses.  We used the net proceeds from the offering to repay indebtedness outstanding under our credit facility, to increase our 2011 capital expenditure budget and for general corporate purposes.  We did not receive any proceeds from the sale of shares by the selling stockholders.

Operational Update

Weather Related Downtime

    During the first quarter of 2011, we experienced above normal weather related downtime, principally in the Rocky Mountain region due to severe winter weather, which reduced production during the quarter by approximately 268 Boepd, or approximately 7% of our total production.

Rocky Mountain

    In Dunn, McKenzie and Sheridan Counties, North Dakota and Richland County, Montana, eight non-operated horizontal wells, targeting the Bakken or Three Forks formation, in which we own a working interest are currently in progress.  Four wells are waiting on completion and four are flowing back after each well was completed with a 24 stage fracture stimulation.  Our working interest ranges from 1.8% to 36.2% in each of these wells.  Since January 2010, we have elected to participate in 16 gross (0.97 net) non-operated wells in the Bakken/ Three Forks play, three of which have yet to spud.

    In our operated Bakken/Three Forks play in the Williston Basin, we are in the process of securing long-term contracts for a drilling rig and completion services, which if successful, we anticipate starting a multi-year operated drilling program late this summer.

    In Campbell and Niobrara Counties, Wyoming, a two well oil development program is scheduled to begin this summer.  One of these horizontal wells will target the Niobrara formation and one will target the Turner formation.  We own a 100% working interest in each of these wells.

West Texas

    In Nolan County, Texas, a multi-well oil development program is scheduled to begin in May 2011 on the Spires Ranch.  Each of these horizontal wells will target the Strawn formation at an approximate total measured depth of 9,900 feet, including a 2,600 foot lateral.  We own a 100% working interest in each of these wells.

South Texas

    In San Patricio County, Texas, a multi-well oil development program began in March 2011.  To-date, six wells have been drilled, three of which targeted the dual objectives of the 7,400 and 8,100 foot Frio sands and three targeted the 7,400 foot Frio sand.  Five of these wells have reached total depth and completion operations are underway.  The sixth well is currently drilling below 7,000 feet and the seventh well will spud shortly.  After the seventh well, the rig will be released in order to catch up on the completions and evaluate the program.  We own a 100% working interest in each of these vertical wells.

    In DeWitt County, Texas, Blue Eagle drilled the T Bird 1H to a total measured depth of 19,450 feet, including a 5,700 foot lateral which is one of the longest laterals drilled in the Eagle Ford Shale play to-date.  The well was completed with a 15-stage fracture stimulation and placed on-line in late January 2011 at a restricted rate.  During the first 45 days of production, the well produced an average of 1,500 Boepd on a 12/64-inch choke.  We currently own an approximate 50% equity interest in Blue Eagle, which is a joint venture between Rock Oil Company, LLC and us.

    In DeWitt County, Texas, Blue Eagle participated in a non-operated horizontal well targeting the Eagle Ford formation with its 43.9% working interest.  The well, the Matejek Gas Unit 1, was drilled to a total measured depth of approximately 17,865 feet, including a 3,600 foot lateral, and will be completed with a multi-stage fracture stimulation in the near future.

Canada

    In Alberta, Canada, two wells offsetting the successful Twining 9-11 well will be drilled back-to-back this summer.  The wells will be drilled horizontally and will target the Pekisko formation.  Our indirect wholly-owned Canadian subsidiary owns a 100% working interest in each of these wells.

Results of Operations

Results of Operations do not include our interest in the operations of Blue Eagle.

The following table sets forth certain of our consolidated operating data for the periods presented:

	Three Months Ended March 31,
	2011	2010
Operating revenue: (1)
Oil sales	$9,885	$8,779
Gas sales	3,772	7,000
NGL sales	190	84
Rig operations	195	261
Other	1	2
	$14,043	$16,126

Operating income	$2,503	$3,258

Oil production (MBbl)	116	121
Gas production (MMcf)	1,041	1,438
NGL production (MBbl)	4	2
Average oil sales price ($/Bbl) (1)	$85.13	$72.51
Average gas sales price ($/Mcf) (1)	$3.62	$4.87
Average NGL sales price ($/Bbl)	$47.64	$47.46

(1)	Revenue and average sales prices are before the impact of derivative activities.

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Operating Revenue. During the three months ended March 31, 2011, operating revenue from oil gas and NGL sales decreased to $13.8 million compared to $15.9 million during the same period of 2010. The decrease in revenue was due to lower realized prices for gas, which offset higher realized prices for oil, as well as a decrease in sales volumes. Increased oil prices contributed $1.5 million to oil revenue, while decreased gas prices had a negative impact of $1.8 million to gas revenue. Decreased sales volumes had a negative impact of approximately $1.8 million on oil and gas revenue for the three months ended March 31, 2011.

Oil sales volumes decreased from 121 MBbls during the quarter ended March 31, 2010 to 116 MBbls for the same period of 2011. The decrease in oil sales volumes was due to sales of non-core properties during 2010, natural field declines and the timing of new wells being brought on line.  The divested properties produced 10 MBbls during the first quarter of 2010.  New wells brought onto production since the first quarter of 2010 contributed 18 MBbls to production for the three months ended March 31, 2011. Gas sales volumes decreased from 1,438 MMcf for the three months ended March 31, 2010 to 1,041 MMcf for the same period of 2011.  The decrease in gas production was due to sales of non-core properties during 2010, natural field declines and the timing of new wells being brought on line. The divested properties produced 213 MMcf during the first quarter of 2010.  New wells brought onto production since the first quarter of 2010 contributed 20 MMcf to production for the three months ended March 31, 2011.  NGL production increased to 4 MBbl for the three months ended March 31, 2011 from 2 MBbl for the same period of 2010. The increase in NGL production was primarily due to increased gas production in West Texas and North Dakota that has a higher NGL content than our historical gas production.

Lease Operating Expenses (“LOE”). LOE for the three months ended March 31, 2011 decreased to $4.0 million from $4.6 million for the same period in 2010. LOE related to properties sold were $511,000 in the first quarter of 2010. LOE  per Boe  for the three months ended March 31, 2011 was $13.69 compared to $12.65 for the same period of 2010.  The increase per Boe was primarily due to lower sales volumes for the three months ended March 31, 2011 as compared to the same period of 2010.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended March 31, 2011 decreased to $1.3 million from $1.7 million for the same period of 2010. Production and advalorem taxes related to the properties sold were $202,000 in the first quarter of 2010. Increased production taxes resulting from higher oil prices were offset by lower gas prices for the first quarter of 2011 as compared to the same period of 2010.

General and Administrative (“G&A”) Expenses. G&A expenses, excluding stock-based compensation, for the three months ended March 31, 2011 increased to $2.3 million from $1.8 million for the same period of 2010. The increase in G&A was primarily related to bonuses not realized in 2010 due to the timing of the bonus calculation. Final calculations were made subsequent to filing the 2010 Form 10-K.  G&A per Boe was $7.77 for the three months ended March 31, 2011 compared to $5.05 for the same period of 2010. The increase per Boe was primarily due to increased cost and lower production volumes for the three months ended March 31, 2011 compared to the same period in 2010.

Stock-based Compensation.  Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended March 31, 2011 and 2010, stock-based compensation was approximately $363,000 and $310,000, respectively. The increase in 2011 as compared to 2010 was due to stock option grants  in the first quarter of 2011.

Depreciation, Depletion and Amortization (“DD&A”) Expenses. DD&A expense for the three months ended March 31, 2011 decreased to $3.4 million from $4.2 million for same period of 2010. The decrease in DD&A was primarily the result of decreased production volumes for the first quarter of 2011 as compared to the same period of 2010, the contribution of properties to Blue Eagle and the divestiture of non-core properties, offset by an increase to the depletion base from an increase in future development costs as determined by the December 31, 2010 reserve report.  DD&A per Boe for the three months ended March 31, 2011 was $11.68 compared to $11.70 in 2010.

Interest Expense. Interest expense for the three months ended March 31, 2011 decreased to $1.6 million from $2.3 million for the same period of 2010. The decrease in interest expense for the three months ended March 31, 2011 was primarily due to lower levels of debt as compared to the same period of 2010.

Loss (gain) on derivative contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contract transactions do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and interest rate swaps. The estimated value of our derivative contracts was a liability of approximately $16.5 million as of March 31, 2011. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the three months ended March 31, 2011, we realized a loss on our derivative contracts of $115,000, which included a realized gain of $457,000 on our commodity swaps and a realized loss of $572,000 on our interest rate swap.  For the three months ended March 31, 2011, we incurred an unrealized loss of $11.0 million on our derivative contracts, which included an unrealized loss of $11.4 million on our commodity swaps and an unrealized gain of $423,000 on our interest rate swap.   For the three months ended March 31, 2010, we realized a loss on our derivative contracts of $718,000, which included a realized loss of $138,000 on our commodity swaps and a realized loss of $580,000 on our interest rate swap.  For the three months ended March 31, 2010, we incurred an unrealized gain of $11.7 million, which included an unrealized gain of $12.5 million on our commodity swaps and an unrealized loss of $756,000 on our interest rate swap.

Equity in loss (gain) of joint venture. On August 18, 2010, Abraxas Petroleum and its wholly-owned subsidiary, Abraxas Operating, LLC, contributed 8,333 net acres in the Eagle Ford Shale play to Blue

Eagle Energy, LLC (“Blue Eagle”) and received a $25 million equity interest in Blue Eagle pursuant to the terms of the Subscription and Contribution Agreement among Abraxas Petroleum, Abraxas Operating, Blue Eagle and Rock Oil Company, LLC (“Rock Oil”) formerly known as Blue Stone Oil & Gas, LLC. Simultaneously, Rock Oil contributed $25 million in cash to Blue Eagle for a $25 million equity interest in Blue Eagle. Rock Oil committed to contribute an additional $50 million to Blue Eagle and upon full funding, Abraxas Petroleum will own a 25% equity interest in Blue Eagle and Rock Oil will own a 75% equity interest in Blue Eagle.

Blue Eagle’s subject area encompasses 12 counties across the Eagle Ford Shale play for expected future acreage acquisitions. Abraxas Petroleum will operate the wells owned by Blue Eagle and Rock Oil will manage the day-to-day business affairs of Blue Eagle.   Robert L. G. Watson, our President and CEO, serves as one of the three members of the Board of Managers of Blue Eagle.

Our investment in Blue Eagle for which we do not have a majority interest, but do have significant influence, is accounted for under the equity method. Under the equity method of accounting, our share of net income (loss) from the joint venture is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). Our net share of Blue Eagle’s earnings or losses is reported as “Equity in loss (gain) of joint venture” in the unaudited condensed consolidated statements of operations. For three months ended March 31, 2011, our net share of Blue Eagle’s net income was $749,000.

The following table represents our equity interest in Blue Eagle’s production:

Three Months Ended March 31, 2011
Oil production (MBbl)	7,282
Gas production (MMcf)	107,063
NGL production (MBbl)	11,539
Average oil sales price ($/Bbl)	$85.17
Average gas sales price ($/Mcf)	$4.04
Average NGL sales price ($/Bbl)	$43.00

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

Working Capital (Deficit). At March 31, 2011, our current liabilities of approximately $33.5 million exceeded our current assets of $20.9 million resulting in a working capital deficit of $12.6 million. This compares to a working capital deficit of approximately $8.9 million at December 31, 2010. Current liabilities at March 31, 2011 primarily consisted of the current portion of derivative liabilities of $15.2 million, trade payables of $9.2 million, revenues due third parties of $7.7 million, and other accrued liabilities of $1.2 million.

Capital expenditures. Capital expenditures during three months ended March 31, 2011 were $9.8 million compared to $5.2 million during the same period of 2010. The table below sets forth the components of these capital expenditures.

	Three Months Ended March 31,
	2011	2010
Expenditure category:
Development	$9,667	$5,133
Facilities and other	98	38
Total	$9,765	$5,171

During the three months ended March 31, 2011 and 2010, capital expenditures were primarily for development of our existing oil and gas properties.  We anticipate making capital expenditures in 2011 of $60.0 million. The 2011 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, the results of our exploitation efforts, and ability to obtain permits for drilling locations. With the increased number of drilling rigs running, particularly in the Williston Basin and in the Eagle Ford Shale play, together with the increased number of stages on a given frac job, frac crews and equipment are in short supply. As a result, we have experienced and may in the future experience delays in procuring services for the multi-stage frac jobs that we have planned for our operated wells, which would delay the completion of successfully drilled wells.  Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise.  Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2011	2010
Net cash (used in) provided by operating activities	$(4,928)	$4,017
Net cash (used in) provided by investing activities	(1,308)	3,304
Net cash provided by (used in) financing activities	7,096	(8,206)
Total	$860	$(885)

Operating activities during the three months ended March 31, 2011 used $4.9 million of cash compared to providing $4.0 million in the same period in 2010.  Net income plus non-cash expense items during the three months ended March 31, 2011 and 2010 and net changes in operating assets and liabilities accounted for most of these funds.  Investing activities used $1.3 million during the three months ended March 31, 2011 compared to providing $3.3 million for the same period of 2010. Funds used during the first three months ended March 31, 2011 and 2010 were expenditures for the development of our existing properties offset by proceeds from the sale of non-core properties.  Financing activities provided $7.1 million for the three months ended March 31, 2011 compared to using $8.2 million for the same period in 2010. Funds provided during the three months ended March 31, 2011 were primarily the proceeds from our equity offering in February 2011 of $62.1 million offset by payments on our long term debt of $57.0 million.

    Future Capital Resources. Our principal sources of capital going forward are cash flow from operations, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete financing on terms acceptable to us, if at all.

In the fourth quarter of 2009 and throughout 2010, we sold certain non-operated, non-core assets, to generate cash for debt repayment and to accelerate our drilling program.  We sold properties in nine different states for combined net proceeds of approximately $32.2 million (of which $8.4 million was received in February 2011) at various property auctions to numerous buyers. The first $10.0 million of net proceeds was used to repay the term loan portion of our credit facility and the remaining $22.2 million was used to repay outstanding indebtedness under the revolving portion of the credit facility, for capital expenditures and general corporate purposes.

On February 1, 2011, we closed a public offering of 23.6 million shares of common stock (of which 8.5 million shares were sold by certain selling stockholders) at a public offering price of $4.40 per share for total net proceeds to us of approximately $62.1 million, after estimated fees and expenses.  We used the net proceeds from the offering to repay indebtedness outstanding under our credit facility, to increase our 2011 capital expenditure budget and for general corporate purposes.  We did not receive any proceeds from the sale of shares by the selling stockholders.

Cash from operating activities is dependent upon commodity prices and production volumes.  Oil and gas prices are volatile; oil prices increased during 2010 and have continued to increase during the first three months of 2011, while gas prices remain weak. A decrease in commodity prices from current levels could reduce our cash flows from operations.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future we may sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be found. Additionally, due to the increased number of drilling rigs running, particularly in the Williston Basin and in the Eagle Ford Shale play, together with the increased number of stages on any given frac job, frac crews and equipment are in short supply.  As a result, we have experienced and  may in the future experience delays in procuring services for the multi-stage frac jobs that we have planned for our operated wells, which would delay the completion of successfully drilled wells. If our proved reserves decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility will also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 49% of our total estimated proved reserves at December 31, 2010 were classified as undeveloped.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2011:

	Payments due in twelve month periods ending:
Contractual Obligations	Total	March 31, 2012	March 31, 2013-2014	March 31, 2015-2016	Thereafter
Long-term debt (1)	$86,052	$153	$81,341	$4,558	$—
Interest on long-term debt (2)	8,344	4,980	3,043	321	—
Lease obligations (3)	130	46	84	—	—
Total	$94,526	$5,179	$84,468	$4,879	$—

(1)	These amounts represent the balances outstanding under our credit facility and the real estate lien note. These repayments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3)	Lease on office space in Calgary, Alberta, which expires on January 30, 2014.

We maintain a reserve for cost associated with the retirement of tangible long-lived assets. At March 31, 2011, our reserve for these obligations totaled $7.9 million for which no contractual commitment exists. For additional information relating to this obligation, see Note 1 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At March 31, 2011, we had no existing off-balance sheet arrangements, as defined under SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At March 31, 2011, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on the Company.

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

Long-Term Indebtedness

Long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
Credit facility	$81,000	$136,000
Real estate lien note	5,052	5,092
	86,052	141,092
Less current maturities	(153)	(152)
	$85,899	$140,940

Credit Facility. On October 5, 2009, we entered into an amended and restated senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility, which was amended on August 18, 2010.  As of March 31, 2011, $81.0 million was outstanding under the credit facility.

   The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. The borrowing base is currently $140.0 million and is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The lenders are also able to make a redetermination in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base of $140.0 million was determined based upon our reserve report dated June 30, 2010. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.5%—2.75%, depending on the utilization of the borrowing base, or, if we elect, at the greater of (1) 2.0% and (2) LIBOR plus, in each case, 2.5%—3.75%, depending on the utilization of the borrowing base. At March 31, 2011, the interest rate on the credit facility was 5.75%.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio as of the last day of each quarter of not less than 2.50 to 1.00.  We are also required to maintain a total debt to EBITDAX ratio as of the last day of each quarter of not more than 4.00 to 1.00.  The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with or at the request of a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is consolidated net income plus interest expense, oil and gas exploration expenses, taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts or upon the termination of any hedge contract minus all non-cash items of income which were included in determining consolidated net income, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, and obligations with respect to surety bonds and hedge arrangements.  We were in compliance with all covenants as of March 31, 2011.

As of March 31, 2011, the current ratio was 4.77 to 1.00, the interest coverage ratio was 3.23 to 1.00 and the total debt to EBITDAX ratio was 2.48 to 1.00.

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

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters. This note was refinanced in November 2008.  The note bears interest at a fixed rate of 6.375%, and is payable in monthly installments of principal and interest of $39,754 based on a twenty year amortization. The note matures in May 2015 at which time the outstanding balance becomes due. The note is secured by a first lien deed of trust on the property and improvements. As of March 31, 2011, $5.1 million was outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. Under the terms of our credit facility, we entered into commodity swaps on approximately 80% of our estimated oil and gas production from our net proved developed producing reserves (as of December 31, 2010) through December 31, 2012 and on 67% for the calendar year 2013.

The following table sets forth our derivative contract position as of March 31, 2011:

	Fixed-Price Swaps
	Oil		Gas
Contract Period	Daily Volume (Bbl)	Swap Price	Daily Volume (MMbtu)	Swap Price
2011	1,035	$76.61	9,580	$6.52
2012	946	$70.89	8,303	$6.77
2013	705	$80.79	5,962	$6.84

By removing a significant portion of price volatility on our future oil and gas production, we believe that we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have sustained, and in the future will sustain, realized and unrealized losses on our derivative contracts when market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts.  For the three months ended March 31, 2011, we incurred a realized gain of approximately $456,000 and an unrealized loss of approximately $11.4 million on our commodity derivative contracts as compared to a realized loss of approximately $138,000 and an unrealized gain of approximately $12.5 million on our commodity derivative contracts during the same period of 2010. If the disparity between our contract prices and market prices continues, we will sustain realized and unrealized gains or losses on our derivative contracts. While unrealized gains and losses do not impact our cash flow from operations, realized gains and losses do impact our cash flow from operations.  In addition, as our derivative contracts expire over time, we expect to enter into new derivative contracts at then-current market prices.  If the prices at which we hedge future production are significantly lower than our existing derivative contracts, our future cash flow from operations would likely be materially lower. In addition, the borrowings under our credit facility bear interest at floating rates. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our  drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

 See “—Quantitative and Qualitative Disclosures about Market Risk—Hedging Sensitivity” for further information.

Net Operating Loss Carryforwards.

At December 31, 2010, we had, subject to the limitation discussed below, $141.8 million of net operating loss carryforwards for U.S. tax purposes and $1.1 million of net operating loss carryforwards for Canadian tax purposes. The U.S.  loss carryforward will expire from 2022 through 2030 and the Canadian loss carryforward will expire in 2030 if not  utilized.

Uncertainties exist as to the future utilization of the net operating loss carryforwards under the criteria set forth under ASC 740-10. Therefore, we have established a valuation allowance of $91.9 million for deferred tax assets at December 31, 2010.

We account for uncertain tax positions under provisions of ASC 740-10. ASC 740-10 did not have any effect on the Company’s financial position or results of operations for the year ended December 31, 2010 or for the three months ended March 31, 2011. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2000 through 2010 remain open to examination by the tax jurisdictions to which the Company is subject. The Company has been notified by the Internal Revenue Service that it plans to audit our 2009 Federal income tax return.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the three months ended March 31, 2011, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $1.4 million; however, due to the derivative contracts that we have in place, it is unlikely that a 10% decline in commodity prices from their current levels would significantly impact our operating revenue, cash flow and net income.

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

The following table sets forth our derivative contract position as of March 31, 2011:

	Fixed-Price Swaps
	Oil		Gas
Contract Period	Daily Volume (Bbl)	Swap Price	Daily Volume (MMbtu)	Swap Price
2011	1,035	$76.61	9,580	$6.52
2012	946	$70.89	8,303	$6.77
2013	705	$80.79	5,962	$6.84

In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR based debt. The two-year interest rate swap arrangement for $100 million at a fixed rate of 3.367% originally was set to expire on August 12, 2010.  The interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.  The interest rate swap was further amended in November 2009 lowering our fixed rate to 2.55% and extending the term through August 12, 2012.

At March 31, 2011, the aggregate fair market value of our commodity derivative contracts was a liability of approximately $13.6 million and the aggregate fair market value of our interest rate swap was a liability of approximately $2.9 million.

For the three months ended March 31, 2011, we recognized a realized gain of $457,000 and an unrealized loss of $11.4 million on our commodity derivative contracts and we recognized a realized loss of $572,000 and an unrealized gain of $423,000 on our interest rate swap.

Interest rate risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of March 31, 2011, we had $81.0 million of outstanding indebtedness under our credit facility.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.5%—2.75%, depending on the utilization of the borrowing base, or, if we elect, at the greater of (1) 2.0% and (2) LIBOR plus, in each case, 2.5%—3.75%, depending on the utilization of the borrowing base. At March 31, 2011, the interest rate on the credit facility was 5.75%.  For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $465,000 on an annual basis. In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR based debt. The two-year interest rate swap arrangement for $100 million at a fixed rate of 3.367% originally was set ti expire on August 12, 2010.  The interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.  The interest rate swap was further amended in November 2009 lowering our fixed rate to 2.55% and extending the term through August 12, 2012.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the three months  ended March 31, 2011 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

ABRAXAS PETROLEUM CORPORATION

PART II
OTHER INFORMATION

Item 1.              Legal Proceedings.

There have been no changes in legal proceedings from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in Note 9 in the Notes to Condensed Consolidated Financial Statements contained in Part I of this report on Form 10-Q.

Item 1A.                      Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Abraxas. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

    None

Item 3.              Defaults Upon Senior Securities.

    None

Item 4.              [Removed and Reserved].

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

Date: May 9, 2011	By:/s/ Robert L.G. Watson ROBERT L.G. WATSON, President and Chief Executive Officer

Date: May 9, 2011	By:/s/ Chris E. Williford CHRIS E. WILLIFORD, Executive Vice President and Principal Accounting Officer