Form 10-K/A
period 2010-12-31
ABRAXAS PETROLEUM CORP
filed 2011-10-13
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Number 1

(Mark One)

⊠	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

⃞	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16071

ABRAXAS PETROLEUM CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	74-2584033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☒No ⃞

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ⃞

Indicate by check mark if the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⃞No ⃞

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes☒ No ⃞

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

ABRAXAS PETROLEUM CORPORATION
FORM 10-K

1

Explanatory Note: We are filing this Form 10-K/A Number 1 in response to comments we have received from the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”). Except for Items 1A and 2, no other information included in the original report on Form 10-K filed on March 16, 2011 (the “Original Form 10-K”) is amended by this Form 10-K/A Number 1.  For convenience, we have repeated all of Part I (Items 1, 1A, 1B, 2, 3 and 4) of the Original Form 10-K in its entirety.  This Form 10-K/A Number 1 amends Abraxas Petroleum Corporation's Form 10-K for the year ended December 31, 2010, originally filed with the SEC on March 16, 2011.In addition, in connection with filing this Amendment and pursuant to the rules of the Commission, the company’s Chief Executive Officer and Chief Financial Officer have reissued their certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1 and 31.2 to this Amendment. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

We do not intend to insure against all risks. Our oil and gas exploitation and production activities will be subject to hazards and risks associated with drilling for, producing and transporting oil and gas, and any of these risks can cause substantial losses resulting from:

•
environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater, shoreline contamination, underground migration and surface spills or mishandling of fracturing fluids, including chemical additives;

•	abnormally pressured formations;

•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

•
leaks of gas, oil, condensate, natural gas liquids and other hydrocarbons or losses of these hydrocarbons as a result of accidents during drilling and completion operations, including hydraulic fracturing, or in the gathering and transportation of hydrocarbons, malfunctions of pipelines, measurement equipment or processing or other facilities in the Company’s operations or at delivery points to third parties;

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

Our oil and gas drilling and production activities are subject to numerous risks, many of which are beyond our control.  These risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards.  Environmental hazards include oil spills, gas leaks, ruptures, discharges of toxic gases, underground migration and surface spills or mishandling of fracture fluids, including chemical additives.  In addition, title problems, weather conditions and mechanical difficulties or shortages or delays in delivery of drilling rigs and other equipment could negatively affect our operations.  If any of these or other similar industry operating risks occur, we could have substantial losses.  Substantial losses also may result from injury or loss of life, severe damage to or destruction of property, clean-up responsibilities, environmental damage, regulatory investigation and penalties and suspension of operations.  In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above.  We cannot assure you that our insurance will be adequate to cover losses or liabilities.  Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase.

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

Proved Undeveloped Reserves

At December 31, 2010, we had 10,959 MBoe of proved undeveloped reserves. During 2010, 214 MBoe of proved undeveloped reserves were converted to proved producing reserves.   During 2010, 2,083 MBoe were added to proved undeveloped reserves, principally in the Rocky Mountain region.  During 2010, 1,317 MBoe were removed from proved undeveloped reserves, in part as a result of drilling one dry hole in the onshore Gulf Coast region. The proved undeveloped reserves associated with that well (368 Boe as of December 31, 2009) were removed from our December 31, 2010 reserve report.  In addition, another well and an offset location to a previously drilled well in a nearby prospect, in the onshore Gulf Coast region, were deemed marginal and uneconomic and the associated reserves (a total of 436 Boe as of December 31, 2009) were removed from our December 31, 2010 reserve report.  The remaining proved undeveloped reserves that were removed from our December 31, 2010 reserve report were predominately attributable to unit wells that were successfully drilled with the associated  reserves being  re-allocated to the proved developed category of the respective unit. We do not have any material proved undeveloped reserves which have remained undeveloped for five or more years since the reserves were included in our reserve report.

During 2010, we spent $36.5 million on capital expenditure projects, of which $12.2 million was used to convert proved undeveloped reserves to proved developed reserves. The remaining capital expenditures ($24.3 million) during 2010 were used to develop probable, possible and incremental reserves, acquire acreage and perform workovers and recompletions across our core operating areas.

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

Oil and Gas Production, Sales Prices and Production Costs

The following table presents our net oil and gas production, the average sales price per Bbl of oil and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three years ended December 31, 2010:

	2008	2009	2010
Oil production (Bbls)
Rocky Mountain	310,820	332,867	290,342
Permian Basin	109,922	117,555	108,040
Onshore Gulf Coast	91,791	82,004	75,649
Other (4)	37,354	46,358	34,886
Total	549,887	578,784	508,917
Gas production (Mcf)
Rocky Mountain	559,990	611,714	570,736
Permian Basin	2,628,246	2,297,465	2,135,918
Onshore Gulf Coast	2,006,268	2,119,413	1,757,901
Other (4)	1,148,430	1,300,6224	1,014,347
Total	6,342,934	6,329,216	5,478,902
Total production (MBoe) (1)	1,607	1,634	1,422
Average sales price per Bbl of oil (2)
Rocky Mountain	$89.52	$56.07	$68.40
Permian Basin	$94.41	$56.86	$75.83
Onshore Gulf Coast	$99.57	$57.41	$77.28
Other (4)	$96.69	$56.44	$69.37
Composite	$92.66	$54.15	$71.37
Average sales price per Mcf of gas (2)
Rocky Mountain	$7.03	$3.50	$4.28
Permian Basin	$7.22	$3.21	$4.00
Onshore Gulf Coast	$7.42	$3.06	$3.62
Other (4)	$7.42	$3.21	$4.32
Composite	$7.59	$3.24	$3.97
Average sales price per Boe (2)	$61.66	$31.73	$40.82
Average cost of production per Boe produced (3)
Rocky Mountain	$16.98	$18.00	$17.34
Permian Basin	$7.22	$11.52	$11.88
Onshore Gulf Coast	$5.94	$5.64	$6.06
Other (4)	$9.06	$10.86	$9.36
Composite	$10.91	$12.50	$13.81

__________________
(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis 6 Mcf of gas to 1 Bbl of oil.

(2)	Before the impact of hedging activities.

(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

(4)	Includes Canada and Mid-Continent comprising approximately 6% of total proved reserves.

Drilling Activities

The following table sets forth our gross and net working interests in exploratory and development wells drilled during the three years ended December 31, 2010:

	2008		2009		2010 (1)
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive
Rocky Mountain	-	-	-	-	1.0	1.0
Permian Basin	-	-	1.0	1.0	1.0	0.4
Onshore Gulf Coast	1.0	0.6	-	-	-	-
Other (2)	-	-	-	-	-	-
Total	1.0	0.6	1.0	1.0	2.0	1.4
Non-productive			-	-
Onshore Gulf Coast	-	-	-	-	1.0	1.0
Total	-	-	-	-	1.0	1.0

Development
Productive
Rocky Mountain	34.0	1.7	9.0	1.1	16.0	1.8
Permian Basin	7.0	6.0	3.0	0.1	2.0	2.0
Onshore Gulf Coast	2.0	1.5			3.0	3.0
Other (2)	6.0	0.2	2.0	0.1	3.0	2.0
Total	49.0	9.4	14.0	1.3	24.0	8.8
Non-productive
Onshore Gulf Coast	-	-	1.0	1.0	-	-
Total	-	-	1.0	1.0	-	-

(1)	Excludes 1.0 gross (1.0 net) gas well owned by Blue Eagle.

(2)	Includes Canada and Mid-Continent comprising approximately 6% of total proved reserves.

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

14.1	Abraxas Petroleum Corporation Code of Business Conduct and Ethics. (Filed as Exhibit 14.1 to Abraxas’ Annual Report on Form 10-K filed March 22, 2006).

18.1	Change in Accounting Principles. (Filed as Exhibit 18.1 to Abraxas’ Annual Report on Form 10-K/A Number 2 filed on August 20, 2008).

21.1	Subsidiaries of Abraxas. (Filed as Exhibit 21.1 to Abraxas’ Annual Report on Form 10-K filed on March 17, 2010).

23.1	Consent of BDO USA, LLP. (Filed as Exhibit 23.1 to Abraxas’s Annual Report on Form 10-K filed on March 16, 2011).

23.2	Consent of DeGolyer and MacNaughton. (Filed herewith).

31.1	Certification – Chief Executive Officer. (Filed herewith).

31.2	Certification – Chief Financial Officer. (Filed herewith).

32.1
Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed as Exhibit 32.1 to Abraxas’ Annual Report on Form 10-K filed on March 16, 2011).

32.2
Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed as Exhibit 32.2 to Abraxas’ Annual Report on Form 10-K filed on March 16, 2011).

99.1	Report of DeGolyer and MacNaughton. (Filed as Exhibit 99.1 to Abraxas' Annual Report on Form 10-K filed on March 16, 2011).

*     Management Compensatory Plan or Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXAS PETROLEUM CORPORATION

By:	/s/Robert L.G. Watson	By:	/ s/Barbara M. Stuckey	By:	/s/ G. William Krog, Jr.
	President and Principal Executive Officer		Vice President and Principal Financial Officer		Principal Accounting Officer

DATED: October 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date
/s/ Robert L.G. Watson Robert L.G. Watson	Chairman of the Board, President (Principal Executive Officer) and Director	October 13, 2011
/s/ Barbara M. Stuckey Barbara M. Stuckey	Vice President, CFO (Principal Financial Officer)	October 13, 2011
/s/G. William Krog, Jr. G. William Krog, Jr.	Chief Accounting Officer (Principal Accounting Officer)	October 13, 2011
/s/ Craig S. Bartlett, Jr. Craig S. Bartlett, Jr.	Director	October 13, 2011
/s/ Franklin A. Burke Franklin A. Burke	Director	October 13, 2011
/s/ Harold D. Carter Harold D. Carter	Director	October 13, 2011
/s/ Ralph F. Cox Ralph F. Cox	Director	October 13, 2011
/s/ Dennis E. Logue bDennis E. Logue	Director	October 13, 2011
/s/ Paul A. Powell, Jr. Paul A. Powell, Jr.	Director	October 13, 2011
/s/Brian L. Melton Brian L. Melton	Director	October 13, 2011
/s/Edward P. Russell Edward P. Russell	Director	October 13, 2011