Form 10-K
period 2013-02-12
ABRAXAS PETROLEUM CORP
filed 2013-03-18
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16071

ABRAXAS PETROLEUM CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	74-2584033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ⃞

Indicate by check mark if the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒No ⃞

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ⊠No ⃞

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ⃞	Accelerated filer ☒
Non-accelerated filer ⃞ (Do not check if a smaller reporting company)	Smaller reporting company ⃞

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ⃞ No ☒
As of June 30, 2012, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $274,945,685 based on the closing sale price as reported on The NASDAQ Stock Market.

As of March 12, 2013, there were 92,733,448 shares of common stock outstanding.

Documents Incorporated by Reference:

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement relating to the 2013 Annual Meeting of Stockholders to be held on May 14, 2013.	Part III

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

“Proved undeveloped reserves” or “PUDs” are those quantities of  oil and gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for development. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same reservoir.

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

“Standardized Measure” means estimated future net revenue, discounted at a rate of 10% per annum, after income taxes and with no price or cost escalation or de-escalation, calculated in accordance with Accounting Standards Codification (“ASC”) 932, “Disclosures About Oil and Gas Producing Activities.”.

Part I

Information contained in this report represents the operations of Abraxas Petroleum Corporation. The terms “Abraxas,”  “we,” “us,” “our,” or the “Company,” refer to Abraxas Petroleum Corporation, together with its consolidated subsidiaries including Raven Drilling, LLC  which is a wholly owned subsidiary that owns a drilling rig.

Item 1. Business

General

We are an independent energy company primarily engaged in the acquisition, exploitation, development and production of oil and gas in the United States and Canada.  At December 31, 2012, our estimated net proved reserves were 30.1MMBoe, of which 51% were classified as proved developed, 66% were oil and NGL’s and 81% of which (on a PV-10 basis) are operated by us.  Our daily net production for the year ended December 31, 2012 was 3,937 Boepd, of which 52.5% was oil or liquids.

Our oil and gas assets are located in four operating regions in the United States, the Rocky Mountain, Mid-Continent, Permian Basin and onshore Gulf Coast, and in the province of Alberta, Canada.  The following table sets forth certain information related to our properties as of and for the year ended December 31, 2012:

				Estimated Net Proved Reserves		Net Production
	Gross Producing Wells	Average Working Interest	Total Net Acres	(MBoe)	% Oil/NGL	(MBoe)	% Oil/NGL
Rocky Mountain	1,065	10.26%	60,016	14,980.4	81.6%	560.0	76.1%
Mid-Continent	147	22.53%	5,820	392.7	37.1%	53.3	16.8%
Permian Basin	220	74.81%	42,093	7,130.1	39.2%	472.1	41.5%
Onshore Gulf Coast	64	87.52%	11,468	7,264.7	63.2%	297.7	29.6%
Total United States	1,496	24.26%	119,397	29,767.9	66.4%	1,383.1	52.0%
Alberta, Canada (1)	8	100.00%	29,440	385.9	53.1%	54.0	64.6%
Total	1,504	24.67%	148,837	30,153.8	66.2%	1,437.1	52.5%

(1)	Excludes approximately 22,000 acres subject to a farmout agreement.

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

Our properties in the onshore Gulf Coast region are located along the Edwards trend in DeWitt and Lavaca Counties, Texas and in the Portilla field in San Patricio County, Texas.  In the Edwards trend, our wells produce gas from the Edwards formation at a depth of 14,000 feet and in the Portilla field, our wells produce oil and gas from the Frio sands and the deeper Vicksburg from depths of approximately 7,000 to 9,000 feet.  In addition, as the result of the dissolution of Blue Eagle Energy, LLC, or Blue Eagle, a joint venture targeting the Eagle Ford formation in South Texas, we own a 100 percent interest in Yoakum, DeWitt County (1,868 net acres), a 18.75 percent interest in WyCross, McMullen County (1,035 net acres) and a 100 percent interest to the base of the Buda formation in Jourdanton, Atascosa County (4,401 net acres).

Our properties in the province of Alberta, Canada are located in the Pekisko fairway and the Nordegg/Tomahawk area of Central Alberta in addition to the Duvernay Shale in central Alberta.

Strategy

Our business strategy is to focus our capital and resources on our core operated basins, maintain financial flexibility and profitably grow production and reserves.  Key elements of our business strategy include:

Focusing our capital and resources on our core operated basins.   Our core basins consist of the Williston Basin (Bakken/Three Forks), onshore Gulf Coast (Eagle Ford shale), Permian Basin and Powder River Basin.   Given the current disparity between oil and gas prices, the economics of drilling oil wells is currently far superior to drilling gas wells.  Thus, 95% of our 2013 estimated capital expenditures will be spent in our two primary oil basins drilling Bakken, Three Forks and Eagle Ford oil wells.   The remainder of our capital will be spent drilling two Yates oil wells in the Permian Basin, oil recompletions in the Gulf Coast and one vertical pressure test in the Duvernay shale in the province of Alberta, Canada.   Furthermore, as part of our efforts to focus our property portfolio, we are continually marketing assets we have deemed non-core.   This includes assets with a low working interest, assets that are non-operated and/or assets that fall outside of our four core basins.   Any proceeds from these asset sales will be used to reduce our indebtedness and/or redeployed into our core operating basins.

Maintaining financial flexibility.  Our primary sources of capital are availability under our credit facility and cash flow from operations.  We seek to reduce the volatility of our cash flow from operations by maintaining a significant hedging profile.   We plan on deploying our available capital in a cost-effective manner.   For example, we exclusively utilize PAD development drilling with our drilling rig in the Williston Basin.  At December 31, 2012 we had approximately $37.0 million of availability under our credit facility and for the year ended December 31, 2012, we generated approximately $51.4 million of cash flow from operations.

Profitably grow production and reserves.  We have a substantial low-decline legacy production base as evidenced by our over 21 year reserve life as of year-end 2012.   Our capital is currently being deployed largely into unconventional oil assets with relatively predictable production profiles, yet steep initial decline rates.  Therefore, the economics of these oil wells are highly dependent on both near term commodity prices and strong operational cost control.  Our rig in the Williston Basin, and heightened focus on cost control in all of our operated positions both contribute to our history of adding low cost barrels to our production base.  As evidence of production growth not being an objective, but the outcome of sound investment decisions, we achieved 65% liquids growth since the first quarter of 2010 despite relatively stagnant absolute volume growth.

2013 Budget and Drilling Activities

We have a substantial inventory of acreage in several basins, or plays, exposing us to significant resource potential which will be the focus of our development plans in 2013.  Our acreage in the unconventional plays includes the Williston Basin focused on the Bakken and Three Forks formations, the onshore Gulf Coast Basin focused on the Eagle Ford Shale, the Powder River Basin focused on the Turner formation and the Duvernay Shale in Central Alberta.  Our acreage in the conventional plays includes the Alberta Basin focused on the Pekisko formation and several oil plays in Texas focused on the Strawn, Frio and Yates formations.

Our capital expenditure budget for 2013 is $70 million.  Approximately 68% of the 2013 budget will be spent on unconventional horizontal oil wells in the Bakken/Three Forks in the Rocky Mountain region, approximately 27% in the Eagle Ford Shale play in South Texas with the remainder targeting conventional oil plays in the Permian Basin region and in the province of Alberta, Canada.  The 2013 capital expenditure budget is subject to change depending upon a number of factors, including the availability of sufficient capital resources, the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices we receive for our oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other petroleum producing countries, the actions of the Organization of Petroleum Exporting Countries, domestic regulation, legislation and policies. Decreases in the prices we receive for our oil and gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves, our revenue, profitability and cash flow from operations. You should read the discussion under “Risk Factors – Risks Relating to Our Industry — Market conditions for oil and gas, and particularly volatility of prices for oil and gas, could adversely affect our revenue, cash flows, profitability and growth” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information relating to the effects of decreases in oil and gas prices on us. To help mitigate the impact of commodity price volatility, we hedge a portion of our production through the use of fixed price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Commodity Prices and Hedging Arrangements” and Note 14 of the notes to our consolidated financial statements for more information regarding our derivative activities.

Substantially all of our oil and gas is sold at current market prices under short-term arrangements, as is customary in the industry. During the year ended December 31, 2012, three purchasers accounted for approximately 39% of our oil and gas sales, and a single purchaser accounted for 16% of our oil and gas sales. We believe that there are numerous other purchasers available to buy our oil and gas and that the loss of any of these purchasers would not materially affect our ability to sell our oil and gas.

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

Clean Air Act.    The Clean Air Act, which we refer to as the CAA, and state air pollution laws and regulations provide a framework for national, state and local efforts to protect air quality. The operations of our properties utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. In the past few years, EPA has adopted new more restrictive regulations governing air emissions from oil and gas operations, including regulations which impose new restrictions on volatile organic compounds, sulfur dioxide and hazardous air pollutants.  Certain of these regulations will become effective in 2015 and will impose new restrictions on air emissions arising from hydraulic fracturing operations.

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

Hydraulic Fracturing. Most of our current operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells.  This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of chemical additives—as well as sand, or other proppants, into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore.  Many of our newer wells would not be economical without the use of hydraulic fracturing to stimulate the formation to enhance production from the well.  Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs.  However, bills such as the Fracturing Responsibility and Awareness of Chemicals (FRAC) Act have been introduced in Congress to subject hydraulic fracturing to federal regulation under laws such as the Safe Drinking Water Act.  If adopted, these bills could result in additional chemical disclosure and permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations.  These requirements and restrictions could result in delays in operations at existing and new well sites as well as increased costs to make our wells productive.  Moreover, these bills would require the public disclosure of information regarding the chemical makeup of hydraulic fracturing fluids, many of which are proprietary to the service companies that perform the hydraulic fracturing operations.  If enacted, these laws could make it easier for third parties to initiate litigation against us in the event of perceived problems with drinking water wells in the vicinity of an oil or gas well or other alleged environmental problems. The EPA has finalized its Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources, which is expected to result in a final report on the subject with recommendations in 2014. Also, the U.S. Department of the Interior has announced that it intends to propose regulations governing hydraulic fracturing which occurs on federal lands, including requiring chemical disclosure.  In addition to these federal legislative and regulatory proposals, some states and local governments have considered imposing, or have adopted various conditions and restrictions on hydraulic fracturing operations, including but not limited to requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations.   If these types of conditions are widely adopted, we could be subject to increased costs and possibly limits on the productivity of certain wells. Some states in which we operate have implemented disclosure requirements for chemicals used in hydraulic fracturing.

Climate change legislation and greenhouse gas regulation. Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas, and refined petroleum products, are considered “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for our products. As a result of the Supreme Court decision in Massachusetts, et al. v. EPA, on December 7, 2009, the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations,  the EPA has issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA.  These regulations may apply to our operations. The EPA has adopted other rules that would regulate GHGs, one of which would regulate GHGs from stationary sources, and may affect sources in the oil and natural gas exploration and production industry and the pipeline industry. The EPA’s finding, the greenhouse gas reporting rule, and the rules to regulate the emissions of greenhouse gases may affect the cost of our operations and also affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry.

Although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict when, or if, Congress will act on climate change legislation, although any major initiatives in this area to be unlikely to become law in the near future due to opposition in the U.S. House of Representatives.  Finally, some states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Depending on the particular jurisdiction of our operations, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations. Any of the climate change regulatory and legislative initiatives described above could have a material adverse effect on our business, financial condition, and results of operations.

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

Endangered Species Act.    The Endangered Species Act, which we refer to as the ESA, restricts activities that may affect endangered or threatened species or their habitats. While some of our properties may be located in areas that may be designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA.  Looking forward, we expect more listings of such species to occur, in light of consent decrees involving the U.S. Fish and Wildlife Service which require the agency to decide whether or not to list, as endangered or threatened, approximately 251 candidate species by 2016.  Included in this group are a number of terrestrial species, such as the lesser prairie chicken which, if listed, could include habitat in areas where we operate or plan to operate. Such listing of additional species, or the discovery of previously unidentified endangered or threatened species, could cause us to incur additional costs or become subject to operating restrictions, construction delays, or bans on operating in the affected areas.

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

Employees

As of March 12, 2013, we had 101 full-time employees. We retain independent geological, land and engineering consultants from time to time and expect to continue to do so in the future.

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

At December 31, 2012, we had a total of $113.0 million of indebtedness under our credit facility. Our indebtedness could have important consequences to us, including:

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

A breach of any of these covenants could result in a default under our credit facility.  A default, if not cured or waived, could result in all of our indebtedness becoming immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms acceptable or favorable to us.  For example, at December 31, 2011 and March 31, 2012, we were not in compliance with the financial ratio that we maintain a current ratio, as of the last day of each quarter, of not less than 1.00 to 1.00. We received waivers from our bank group for this covenant breach. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 “Derivatives and Hedges” and ASC 410-20 “Asset Retirement Obligations”, and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.

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

We have sold producing properties to provide us with liquidity and capital resources in the past and we may continue to do so in the future.  After any such sale, we would expect to utilize the proceeds to reduce our indebtedness and to drill new wells on our remaining properties.  If we cannot replace the properties sold with production from our remaining properties, our cash flow from operations will likely decrease, which in turn, could decrease the amount of cash available for additional capital spending.

We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce.  The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced.  Unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, we cannot assure you that our exploration and development activities will result in increases in our proved reserves.    Based on the reserve information set forth in our reserve report as of December 31, 2012, our average annual estimated decline rate for our net proved developed producing reserves is 13% during the first five years, 8% in the next five years, and approximately 7% thereafter.  These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and prior property sales.  As our proved reserves and consequently our production decline, our cash flow from operations, and the amount that we are able to borrow under our credit facility could also decline.  In addition, approximately 49% of our total estimated proved reserves at December 31, 2012 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling operations.  Even if we are successful in our development efforts, it could take several years for a significant portion of these undeveloped reserves to generate positive cash flow.

We may not adhere to our proposed drilling schedule.

Our final determination of whether to drill any scheduled or budgeted wells will be dependent on a number of factors, including:

•	the availability and costs of drilling and service equipment and crews;

•	economic and industry conditions at the time of drilling;

•	prevailing and anticipated prices for oil and gas;

•	the availability of sufficient capital resources;

•	the results of our exploitation efforts;

•	the acquisition, review and interpretation of seismic data;

•	our ability to obtain permits for drilling locations; and

•	lease expirations and continuing development obligations.

Although we have identified or budgeted for numerous drilling locations, we may not be able to drill those locations within our expected time frame or at all.  In addition, our drilling schedule may vary from our expectations because of future uncertainties.

We may not find any commercially productive oil and gas reservoirs.

Drilling involves numerous risks, including the risk that the new wells we drill will be unproductive or that we will not recover all or any portion of our capital investment.  Drilling for oil and gas may be unprofitable.  Dry wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable.  The inherent risk of not finding commercially productive reservoirs is compounded by the fact that 49% of our total estimated proved reserves as of December 31, 2012 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling operations.  In addition, our properties may be susceptible to drainage from production by other operations on adjacent properties.  If the volume of oil and gas we produce decreases, our cash flow from operations may decrease.

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

Hydraulic fracturing is typically regulated by state oil and gas commissions; however, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel fuels under the Underground Injection Control Program established under the Safe Drinking Water Act, or SDWA, and published draft permitting guidance in May 2012 addressing the performance of such activities.  In November 2011, the Environmental Protection Agency, or EPA, announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing, and the agency currently project to issue an Advance Notice of Proposed Rulemaking in May 2013 that would seek public input on the design and scope of such disclosure regulations.  In August 2012, the EPA published final rules under the CAA, which became effective October 15, 2012, that, among other things, require producers to reduce volatile organic compound emissions from certain subcategories of fractured and refractured gas wells for which well completion operations are being conducted by routing flowback emissions to a gathering line or capturing and combusting flowback emissions using a combustion device, such as a flare, until January 1, 2015 or performing reduced emission completions, also known as “green completions,” with or without combustion devices, on or after January 1, 2015.  In addition, the U.S. Congress, from time to time, has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process.  In the event that a new federal level of legal restrictions relating to the hydraulic fracturing process is adopted in areas where we currently or in the future plan to operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development or production activities.

Certain states in which we operate, including Texas, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosures, and well-construction requirements on hydraulic-fracturing operations.  For example, Texas adopted a law in June 2011 requiring disclosure to the Texas Railroad Commission and the public of certain information regarding the components used in the hydraulic-fracturing process.  In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general or hydraulic fracturing in particular.  We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities.  Nonetheless, in the event state or local restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves.

Certain governmental reviews were recently conducted or are underway that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress released by the agency on December 21, 2012 and a final report expected to be available for public comment and peer review by 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These studies, or future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.  See “Item 1. Business – Environmental Matters – Hydraulic Fracturing ” above for additional discussion related to environmental risks associated with our hydraulic fracturing activities.

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

During 2012, differentials averaged ($9.05) per Bbl of oil and ($0.47) per Mcf of gas.   Approximately 76% of our oil and NGL production during 2012 was from the Rocky Mountain region.  Historically, this region has experienced wider differentials than our Permian Basin and Gulf Coast properties.  As the percentage of our production from the Rocky Mountain region continues to increase, we expect that our price differentials will also increase.  Increases in the differential between the benchmark prices for oil and gas and the realized price we receive could significantly reduce our revenues and our cash flow from operations.

Our derivative contracts could result in financial losses or could reduce our cash flow.

To achieve more predictable cash flow and reduce our exposure to adverse fluctuations in the prices of oil and gas, we enter into derivative contracts, which we sometimes refer to as hedging arrangements, for a significant portion of our oil and gas production that could result in both realized and unrealized derivative contract losses.   We have entered into NYMEX-based fixed price commodity swap arrangements on approximately 60% of the oil production from our estimated net proved developed producing reserves (as of December 31, 2012) through December 31, 2013, 80% in 2014, 78% in 2015 and 81% for 2016. Any new hedging arrangements will be priced at then-current market prices and may be significantly lower than the commodity swaps we currently have in place.  The extent of our commodity price exposure will be related largely to the effectiveness and scope of our commodity price derivative contracts.  For example, the prices utilized in our derivative contracts are currently NYMEX-based, which may differ significantly from the actual prices we receive for oil and gas which are based on the local markets where the oil and gas is produced.  The prices that we receive for our oil and gas production are typically lower than the relevant benchmark prices that are used for calculating commodity derivative positions.  The difference between the benchmark price and the price we receive is called a differential, a significant portion of which is based on the delivery location which is called the basis differential.  As a result, our cash flow from operations could be affected if the basis differentials widen more than we anticipate.  For more information see “—An increase in the differential between NYMEX and the reference or regional index price used to price our oil and gas would reduce our cash flow from operations.” We currently do not have any basis differential hedging arrangements in place.  Our cash flow from operations could also be affected based upon the levels of our production.  If production is higher than we estimate, we will have greater commodity price exposure than we intended.  If production is lower than the nominal amount that is subject to our hedging arrangements, we may be forced to satisfy all or a portion of our hedging arrangements without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial reduction in cash flows.

If the prices at which we hedge our oil and gas production are less than current market prices, our cash flow opportunity from operations could be adversely affected.

When our derivative contract prices are higher than market prices, we will incur realized and unrealized gains on our derivative contracts and conversely, when our contract prices are lower than market prices, we will incur realized and unrealized losses. For the year ended December 31, 2012, we recognized a realized loss on oil and gas derivative contracts of $0.3 million and an unrealized gain of $2.7 million. The realized loss resulted in a decrease in cash flow from operations.  We expect to continue to enter into similar hedging arrangements in the future to reduce our cash flow volatility.

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

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which imposes a comprehensive regulatory scheme significantly impacting companies engaged in over-the-counter swap transactions. The Dodd-Frank Act generally applies to “swaps” entered into by “major swap participants” and/or “swap dealers,” each as defined in the Dodd-Frank Act. A swap is very broadly defined in the Dodd-Frank Act and includes an energy commodity swap. A swap dealer includes an entity that regularly enters into swaps with counterparties as an “ordinary course of business for its own account.” Furthermore, a person may qualify as a major swap participant if it maintains a “substantial position” in outstanding swaps, other than swaps used for “hedging or mitigating commercial risk” or whose positions create substantial exposure to its counterparties or the U.S. financial system. The Dodd-Frank Act subjects swap dealers and major swap participants to substantial supervision and regulation by the Commodity Futures Trading Commission, or the CFTC, including capital standards, margin requirements, business conduct standards, and recordkeeping and reporting requirements. The CFTC recently promulgated regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents.  Certain bona fide hedging transactions or positions would be exempt from these position limits.  Position limits for spot month limits became effective on October 12,

2012 while non-spot limits for energy-related commodities are not expected to be effective until mid-to late-2013.  The CFTC also has proposed regulations to establish minimum capital and margin requirements, as well as clearing and trade-execution requirements in connection with certain derivative activities, although it’s not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under Dodd Frank.  In addition, the CFTC’s regulations adopted pursuant to the Dodd-Frank Act impose certain record keeping and transactional reporting requirements that may be burdensome and costly to us and to the counterparties to our commodity derivative contracts.

The new legislation and any new regulations could significantly increase the cost of some commodity derivative contracts (including through requirements to post collateral or provide other credit support, which could adversely affect our available liquidity), materially alter the terms of some commodity derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing commodity derivative contracts and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivatives as a result of the new legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.  Increased volatility may make us less attractive to certain types of investors.  Finally, the Dodd-Frank Act was intended, in part, to reduce volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas.  If the new legislation and regulations result in lower commodity prices, our revenues could be adversely affected.  Any of these consequences could adversely affect our business, financial condition and results of operations.

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

At December 31, 2011, the net capitalized cost of our United States and Canadian oil and gas properties did not exceed the present value of our estimated proved reserves. At December 31, 2012, the net capitalized costs of our United States oil and gas properties did not exceed the present value of our estimated proved reserves; however, the net capitalized costs of our Canadian oil and gas properties exceeded the present value of our estimated proved reserves by approximately $19.8 million, resulting in a write down of $19.8 million. We had write downs in the second, third and fourth  quarters of 2012 of $1.3 million, $11.8 million and $6.7 million respectively.

Use of our net operating loss carryforwards may be limited.

At December 31, 2012, we had, subject to the limitation discussed below, $169.6 million of net operating loss carryforwards for U.S. tax purposes and $15.0 million for Canadian tax purposes.  The U.S. loss carryforwards will expire in varying amounts through 2032, and the Canadian carryforward will expire in 2032, if not otherwise used.

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

Additionally, uncertainties exist as to the future utilization of the operating loss carryforwards.  Therefore, in accordance with Financial Accounting Standards Board (“FASB”) and ASC 740-10, we have established a valuation allowance of $89.7 million at December 31, 2012.

Cyber attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities.  We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third-party partners.  Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in our exploration or production operations.  In addition, computer technology controls nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport our production to market.  A cyber attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions.

While we have not experienced cyber attacks, we may suffer such losses in the future.  Further, as cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber attacks.

We rely on independent experts and technical or operational service providers over whom we may have limited control.

We use independent contractors to provide us with certain technical assistance and services.  We rely upon the owners and operators of rigs and drilling equipment, and upon providers of field services, to drill and develop our prospects to production.  We also rely upon the services of other third parties to explore and/or analyze our prospects to determine a method in which the prospects may be developed in a cost-effective manner.  Our limited control over the activities and business practices of these service providers, any inability on our part to maintain satisfactory commercial relationships with them or their failure to provide quality services could materially adversely affect our business, results of operations and financial condition.

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

Our revenue, cash flows, profitability and future rate of growth depend substantially upon prevailing prices for oil and gas.  Recently low gas prices affected us more than oil prices.  Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital.  Lower prices may also make it uneconomical for us to increase or even continue current production levels of oil and gas.

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

The estimates of our reserves as of December 31, 2012 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time.  In particular, estimates of oil and gas reserves, future net revenue from proved reserves and the PV-10 thereof for our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2012.  The average realized sales prices as of such date used for purposes of such estimates were $2.61 per Mcf of gas and $88.26 per Bbl of oil.  The December 31, 2012 estimates also assume that we will make future capital expenditures of approximately $328.6 million in the aggregate primarily from 2013 through 2017, which are necessary to develop and realize the value of proved reserves on our properties.  In addition, approximately 49% of our total estimated proved reserves as of December 31, 2012 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain than proved developed reserves.  Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of our reserves set forth or incorporated by reference in this report.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.  Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

As required by SEC regulations, we based the estimated discounted future net cash flows from our proved reserves as of December 31, 2012 on the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2012 and costs in effect on December 31, 2012, the date of the estimate.  However, actual future net cash flows from our properties will be affected by factors such as:

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

In the oil and gas industry, matters regulated include permits for drilling and completion operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and unitization and pooling of properties and taxation.  At various times, regulatory agencies have imposed price controls and limitations on production.  In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow from oil and gas wells below actual production capacity.  U.S. Federal, state,  local, and Canadian provincial laws regulate production, handling, storage, transportation and disposal of oil and gas by-products and other substances and materials produced or used in connection with oil and gas operations.  To date, our expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant.  We believe that we are in substantial compliance with all applicable laws and regulations.  However, the requirements of such laws and regulations are frequently changed.  We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

Proposed federal legislation concerning tax deductions currently available with respect to oil and gas drilling may adversely affect our net earnings.

Congress has recently considered, is considering, and may continue to consider, legislation that, if adopted in its proposed or similar form, would deprive some companies involved in oil and natural gas exploration and production activities in certain U.S. federal income tax incentives and deductions currently available to such companies.  These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures.

It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective and whether such changes may apply retroactively.  Although we are unable to predict whether any of these or other proposals will ultimately be enacted, the passage of any legislation as a result of these proposals or any other similar changes to U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available to us, and any such change could negatively affect our financial condition and results of operations.

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

At December 31, 2012, we had 92,733,448 shares of common stock outstanding of which 6,417,073 shares were held by affiliates and, in addition, 4,760,910 shares of common stock were subject to outstanding options granted under stock option plans (of which 2,992,467 shares were vested at December 31, 2012).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Exploratory and Developmental Acreage

Our principal oil and gas properties consist of producing and non-producing oil and gas leases, including reserves of oil and gas in place. The following table sets forth our developed and undeveloped acreage and fee mineral acreage as of December 31, 2012. There are no material lease expirations in 2013.

	Developed Acreage		Undeveloped Acreage		Fee Mineral Acreage (1)
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres	Total Net Acres (2)
Rocky Mountain	72,194	33,496	85,957	36,396	1,721	851	70,743
Mid-Continent	24,1080	5,524	5,878	296	—	—	5,820
Permian Basin	24,408	17,441	21,430	19,379	12,007	5,272	42,092
Onshore Gulf Coast	10,652	6,181	6,824	5,287	—	—	11,468
Total United States	131,362	62,642	120,089	61,358	13,728	6,123	130,123
Alberta, Canada (3)	2,240	2,240	27,200	27,200	—	—	29,440
Total	133,602	64,882	147,289	88,558	13,728	6,123	159,563
_______________

(1)	Fee mineral acreage represents fee simple absolute ownership of the mineral estate or fraction thereof.

(2)	Includes 3,981 acres in the Permian Basin region that are included in both developed and undeveloped gross acres.

(3)	Excludes approximately 22,000 acres subject to a farmout agreement.

Productive Wells

The following table sets forth our gross and net productive wells, expressed separately for oil and gas, as of December 31, 2012:

	Productive Wells
	Oil		Gas
	Gross	Net	Gross	Net
Rocky Mountain	558.0	93.4	507.0	15.9
Mid-Continent	6.0	3.5	141.0	29.6
Permian Basin	161.0	133.4	59.0	31.2
Onshore Gulf Coast	33.5	33.5	30.5	22.5
Total United States	758.5	263.8	737.5	99.2
Alberta, Canada	8.0	8.0	—	—
Total	766.5	271.8	737.5	99.2

Reserves Information

The estimation and disclosure requirements we employ conform to the definition of proved reserves with the Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. This accounting standard requires that the average first-day-of-the-month price during the 12-month period preceding the end of the year be used when estimating reserve quantities and permits the use of reliable technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes.

For the year ended December 31, 2012, DeGolyer and MacNaughton, of Dallas, Texas estimated reserves for Abraxas’ properties comprising approximately 99% of the PV-10 of our proved oil and gas reserves. Proved reserves for the remaining 1% of our properties were estimated by Abraxas personnel because we determined that it was not practical for DeGoyler and MacNaughton to prepare reserve estimates for these properties as they are located in a widely dispersed geographic area and have relatively low value. DeGolyer and MacNaughton’s reserve report as of December 31, 2012 for Abraxas included a total of 575 properties and our internal report included 409 properties.

The technical personnel responsible for preparing the reserve estimates at DeGolyer and MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer and MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists. They do not own an interest in any of our properties and are not employed on a contingent fee basis. All reports by DeGolyer and MacNaughton were developed utilizing their own geological and engineering data, supplemented by data provided by Abraxas.  The report of DeGolyer and MacNaughton dated February 26, 2013, which contains further discussions of the reserve estimates and evaluations prepared by DeGolyer and MacNaughton as well as the qualifications of DeGolyer and MacNaughton’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of reserves at December 31, 2012 were based on studies performed by the engineering department of Abraxas which is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering manages this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and is a Registered Professional Engineer in the State of Texas; he has 34 years of experience in reserve evaluations. The operations department of Abraxas assisted in the process, and consists of three petroleum engineers with Bachelor degrees in Petroleum Engineering, and various other technical professionals. Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, include oil and gas prices, production costs, future capital expenditures and Abraxas’ net ownership percentages which are obtained from other departments within Abraxas.

Oil and gas reserves and the estimates of the present value of future net revenues therefrom were determined based on prices and costs as prescribed by SEC and FASB guidelines. Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations or de-escalations except by contractual arrangements. For the year ended December 31, 2012, commodity prices over the prior 12-month period and year end costs were used in estimating future net cash flows.

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

The following table sets forth certain information regarding estimates of our oil and gas reserves as of December 31, 2012. All of our reserves are located in the United States (approximately 99%) and Canada.

Summary of Oil, NGL and Gas Reserves As of December 31, 2012
Reserve Category	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Oil Equivalents (MBoe)
Proved
Developed	7,331.9	1,318.2	41,220.3	15,520.1
Undeveloped	10,009.8	1,296.5	19,964.0	14,633.7
Total Proved	17,341.7	2,614.7	61,184.3	30,153.8
Probable
Developed Producing	16.8	4.0	24.3	24.8
Developed Non-producing	66.3	0.7	369.6	128.6
Undeveloped	12,265.2	2,594.8	58,394.4	24,592.5
Total Probable	12,348.3	2,599.5	58,788.3	24,745.9
Possible
Undeveloped	10,554.9	1,176.8	17,577.6	14,661.3
Total	40,244.9	6,391.0	137,550.2	69,561.0

Our estimates of proved developed reserves, proved undeveloped reserves, and total proved reserves at December 31, 2012, 2011, and 2010, and changes in proved reserves during the last three years are presented in the Supplemental Oil and Gas Disclosures under Item 8 of this Report.  Also presented in the Supplemental Information are our estimates of future net cash flows and discounted future net cash flows from proved reserves.

We have not filed information with a federal authority or agency with respect to our estimated total proved reserves at December 31, 2012. We report gross proved reserves of operated properties in the United States to the U.S. Department of Energy on an annual basis; these reported reserves are derived from the same data used to estimate and report proved reserves in this Report.

The process of estimating oil and gas reserves is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data.  Accordingly, these estimates are imprecise.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated.  Any significant variance could materially affect the estimated quantities and present value of our reserves set forth or incorporated by reference in this report.  We may also adjust estimates of reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. In particular, estimates of oil and gas reserves, future net revenue from reserves and the PV-10 thereof for the oil and gas properties described in this report are based on the assumption that future oil and gas prices remain the same as oil and gas prices utilized in the December 31, 2012 report. The average realized sales prices used for purposes of such estimates were $88.26 per Bbl of oil and $2.61 per Mcf of gas. It is also assumed that we will make future capital expenditures of approximately $328.6 million in the aggregate primarily in the years 2013 through 2017, which are necessary to develop and realize the value of proved reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

You should not assume that the present value of future net revenues referred to in this report is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves is calculated using the average first-day-of-the-month price over the prior 12-month period.  Costs used in the estimated discounted future net cash flows are costs as of the end of the period. Because we use the full cost method to account for our oil and gas operations, we are susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. This is known as a “ceiling limitation write-down.” This charge does not impact cash flow from operating activities but does reduce our stockholders’ equity and reported earnings. We have experienced ceiling limitation write-downs in the past and we cannot assure you that we will not experience additional ceiling limitation write-downs in the future. As of December 31, 2012, the Company’s net capitalized costs of oil and gas properties in the United States did not exceed the present value of our estimated proved reserves, however, the net capitalized costs of oil and gas properties in Canada did exceed the present value of our estimated proved reserves by $19.8 million, resulting in a write down for the year ended December 31, 2012.

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

Proved Undeveloped Reserves

Changes in PUDs. Significant changes to PUDs occurring during 2012 are summarized in the table below. Revisions of prior estimates reflect the addition of new PUDs associated with current development plans, revisions to prior PUDs, revisions to infill drilling development plans, as well as the transfer of PUDs to unproved reserve categories due to changes in development plans during the period. Our year-end development plans are consistent with SEC guidelines for PUDs development within five years unless specific circumstances warrant a longer development time horizon.

MMBoe
PUDs at December 31, 2011	11,376
Revisions of prior estimates	(313)
Extensions, discoveries, and other additions	5,968
Conversion to developed	(1,030)
Sales	(1,368)
PUDs at December 31, 2012	14,633

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

The following table provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2011 and 2012:

	December 31,
(in thousands)	2011	2012
PV-10	$298,001	$316,862
Present value of future income taxes discounted at 10%	(28,919)	(38,717)
Standardized measure of discounted future net cash flows	$269,082	$278,145

Oil and Gas Production, Sales Prices and Production Costs

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three years ended December 31:

	2010	2011	2012
Oil production (Bbls)
Rocky Mountain	286,114	310,819	402,869
Permian Basin	107,763	113,151	113,691
Onshore Gulf Coast	75,571	93,182	86,107
Other (4)	29,260	22,738	40,825
Total	498,708	539,890	643,492
Gas production (Mcf)
Rocky Mountain	570,736	474,269	802,001
Permian Basin	2,135,918	1,891,333	1,657,165
Onshore Gulf Coast	1,757,901	1,482,260	1,257,124
Other (4)	1,014,347	373,970	380,789
Total	5,478,902	4,221,832	4,097,079
NGL production (Bbls)
Rocky Mountain	4,228	11,451	23,468
Permian Basin	278	15,171	82,200
Onshore Gulf Coast	79	231	2,036
Other (4)	5,624	1,271	3,047
Total	10,209	28,124	110,751
Total production (MBoe) (1)	1,422	1,272	1,437
Average sales price per Bbl of oil (2)
Rocky Mountain	$68.79	$85.73	$81.61
Permian Basin	$75.94	$91.07	$87.97
Onshore Gulf Coast	$77.32	$97.09	$100.31
Other (4)	$76.13	$91.62	$79.66
Composite	$71.37	$89.06	$85.11

Average sales price per Mcf of gas (2)
Rocky Mountain	$4.28	$3.77	$2.71
Permian Basin	$4.00	$3.81	$2.45
Onshore Gulf Coast	$3.62	$3.31	$2.14
Other (4)	$4.32	$3.28	$2.00
Composite	$3.97	$3.58	$2.36
Average sales price per Bbl of NGL
Rocky Mountain	$42.03	$49.71	$37.27
Permian Basin	$34.48	$48.27	$35.45
Onshore Gulf Coast	$38.03	$45.75	$27.52
Other (4)	$34.79	$75.69	$67.28
Composite	$37.81	$50.08	$36.57
Average sales price per Boe (2)	$40.82	$50.81	$47.67
Average cost of production per Boe produced (3)
Rocky Mountain	$17.34	$19.58	$17.41
Permian Basin	$11.88	$13.16	$13.11
Onshore Gulf Coast	$6.06	$7.81	$8.55
Other (4)	$9.36	$16.89	$18.90
Composite	$13.81	$16.94	$14.27
__________________
(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil.

(2)	Before the impact of hedging activities.

(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

(4)	Includes Canada and Mid-Continent comprising approximately 7.5% of total production.

Drilling Activities

The following table sets forth our gross and net working interests in exploratory and development wells drilled during the three years ended December 31:

	2010 (1)		2011 (2)		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive
Rocky Mountain	1.0	1.0	2.0	1.1	—	—
Permian Basin	1.0	0.4	1.0	1.0	—	—
Onshore Gulf Coast	—	—	—	—	—	—
Other (3)	—	—	—	—-	—	—-
Total	2.0	1.4	3.0	2.1	—	—
Dry wells
Permian Basin	—	—	1.0	1.0	—	—
Onshore Gulf Coast	1.0	1.0	—	—	—	—
Total	1.0	1.0	1.0	1.0	—	—

Development
Productive
Rocky Mountain	16.0	1.8	12.0	1.2	22.0	2.6
Permian Basin	2.0	2.0	2.0	2.0	1.0	1.0
Onshore Gulf Coast	3.0	3.0	7.0	7.0	2.0	0.5
Other (3)	3.0	2.0	4.0	4.0	—	—
Total	24.0	8.8	25.0	14.2	25.0	4.1
__________________

(1)	Excludes 1.0 gross (1.0 net) well drilled by Blue Eagle.

(2)	Excludes 2.0 gross (1.4 net) wells drilled by Blue Eagle.

(3)	Includes drilling activities in Canada and Mid-Continent.

In addition to the above drilling activity, as of December 31, 2012 we had 16.0 gross (2.96 net) wells that were at various stages of drilling and/or completion.

Present Activities

As of March 12, 2013, we had eight gross operated wells and five gross non-operated wells in the process of drilling and/or completing. The following provides an overview of our present activities by region:

Rocky Mountain – North Dakota / Montana

•
In the Bakken/Three Forks play in the Williston Basin, in the fourth quarter of 2012 we completed the drilling of our first multi-well pad with our Company owned drilling rig. The Jore Federal 02-11 3H was the first completion off this pad and was turned to sales in October 2012.  We own a 76% working interest in the Jore Federal 02-11 3H.   Two additional wells on this pad, the Ravin 26-35 2H and Ravin 26-35 3H, suffered third party equipment failures during the completion process.   Post remediation, the Ravin 26-35 2H and Ravin 26-35 3H were completed and turned to sales in February 2013.

•
In October 2012, we mobilized our Company owned rig to the Lillibridge East pad to commence a four well drilling program.   Surface and intermediate casing have been set on all four Lillibridge wells.   We also drilled and cased the lateral on the Lillibridge 20-17 4H.   The rig is currently mobilizing to drill the lateral of the Lillibridge 20-17 3H, which will be followed by laterals of the Lillibridge 20-17 2H and Lillibridge 20-17 1H.   We own an approximate 34% working interest across all four wells on the Lillibridge East pad.

•	In the non-operated portion of the Company’s Bakken/Three Forks position in the Williston Basin, we have participated in 15 gross (.8 net) non-operated wells since the fourth quarter of 2012.

South Texas – Eagle Ford

•
In the WyCross area of McMullen County, Texas, we drilled and completed two gross (.44 net) wells targeting the Eagle Ford Shale during the fourth quarter of 2012.  Subsequent to the fourth quarter of 2012, we drilled and completed an additional two gross (.44 net) wells.  Our sixth well at WyCross, the Mustang 3H is currently in the latter stages of completion.    Abraxas owns an approximate 18.75% working interest in the Mustang 3H.   The Company recently reached total depth on our seventh well at WyCross, the Mustang 2H, in which we hold an 18.75% working interest.  We anticipate maintaining a one rig program at WyCross throughout 2013.

Permian Basin

•
In Ward County, Texas, we recently drilled and cased two gross (two net) shallow Yates wells, the Wilkes No.1 and Wilkes No.2, since the fourth quarter of 2012.   Early logs on these wells have been encouraging and we expect to complete these wells in the near future.

Canada – Duvernay Shale

•
In the Eastern Shale Basin of Alberta Canada, since the fourth quarter of 2012, we entered into a farmout option arrangement with a large independent whereby we have the option to earn up to approximately 22,000 acres of land targeting the Duvernay Shale upon satisfying various drilling commitments.   This farmout arrangement is incremental to our established 20,000 net acre position in the play.   We recently drilled, cored and cased a vertical well to analyze the rock properties and determine the pressure regime of the Duvernay Shale in the Eastern Shale Basin.  The core from this well is currently under evaluation at a  laboratory in Calgary, Alberta,  Canada.

Office Facilities

Our executive and administrative offices are located at 18803 Meisner Drive, San Antonio, Texas 78258, and consist of approximately 21,000 square feet. We own the building which is subject to a real estate lien note. The note bears interest at a fixed rate of 5.25%, and is payable in monthly installments of principal and interest of $36,652 based on a twenty year amortization. The note matures in May 2015 at which time the outstanding balance becomes due. The note is secured by a first lien deed of trust on the property and improvements. As of December 31, 2012, $4.8 million was outstanding on the note. We lease office space in Calgary, Alberta for a monthly rental of $3,836 CN. The lease expires on January 31, 2014. We lease office space in Dickinson, North Dakota for a monthly rental of $2,170. The lease expires on August 31, 2013.

Other Properties

We own 1,769 acres of land, including an office building, workshop, warehouse and house in San Patricio County, Texas, 613 acres of land and an office building in Scurry County, Texas, 50 acres of land in DeWitt County, Texas, 162 acres of land in Coke County, Texas, 582 acres of land in McKenzie County, North Dakota and 12,817 acres of land in Pecos County, Texas.

We own 22 vehicles which are used in the field by employees. We own two workover rigs, which are used for servicing our wells. Raven Drilling owns a 2000 HP drilling rig, primarily to be used for drilling wells in the Williston Basin. We own two condominiums in Dickinson, North Dakota and a man-camp in North Dakota to house rig crews.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2012, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition.

Item 4.Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol "AXAS." The following table sets forth certain information as to the high and low sales price quoted for our common stock.

	Period	High	Low
2011
	First Quarter	$6.16	$4.06
	Second Quarter	5.97	3.01
	Third Quarter	5.18	2.50
	Fourth Quarter	4.45	1.86

2012
	First Quarter	$4.39	$3.03
	Second Quarter	3.45	2.49
	Third Quarter	3.38	1.91
	Fourth Quarter	2.42	1.56

2013	First Quarter (Through March 12, 2013)	$2.37	$1.93

Holders

    As of March 12, 2013, we had 92,733,448 shares of common stock outstanding and approximately 1,146 stockholders of record.

Dividends

We have not paid any cash dividends on our common stock and it is not presently determinable when, if ever, we will pay cash dividends in the future. In addition, our credit facility prohibits the payment of cash dividends on our common stock.

Performance Graph

Set forth below is a performance graph comparing yearly cumulative total stockholder return on our common stock with (a) the monthly index of stocks included in the Standard and Poor’s 500 Index and (b) a market capitalization weighted Small Cap Index of onshore, North American (“NAM”) focused, U.S. listed, oil and gas exploration and production companies with a market capitalization of less than $1.0 billion as of December 31, 2012 (the “Comparable Companies”). The Comparable Companies are: Approach Resources, Inc. (AREX), Bill Barrett Corp. (BBG), Callon Petroleum Co. (CPE), Carrizo Oil & Gas Inc. (CRZO), Clayton Williams Energy, Inc. (CWEI), Comstock Resources Inc (CRK), Crimson Exploration Inc. (CXPO), Double Eagle Petroleum Co. (DBLE), Emerald Oil, Inc. (EOX), Enerjex Resources, Inc. (ENRJ), Evolution Petroleum Corp. (EPM), Forest Oil Corporation (FST), Gasco Energy Inc. (GSX), Gastar Exploration, Ltd. (GST), GMX Resources Inc. (GMXR), Goodrich Petroleum Corp. (GDP), Magnum Hunter Resources Corp. (MHR), Northern Oil and Gas, Inc. (NOG), Panhandle Oil and Gas Inc. (PHX), PDC Energy, Inc (PDCE), Penn Virginia Corporation (PVA), PetroQuest Energy Inc. (PQ), Quicksilver Resources, Inc. (KWK), Rex Energy Corporation (REXX), Swift Energy Co. (SFY), Triangle Petroleum Corporation (TPLM), US Energy Corp. (USEG), Warren Resources Inc. (WRES) and ZaZa Energy Corporation (ZAZA).

All of these cumulative total returns are computed assuming the value of the investment in our common stock and each index as $100.00 on December 31, 2007, and the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. The years compared are 2008, 2009, 2010, 2011 and 2012.

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Dec-07
Mar-08
Jun-08
Sep-08
Dec-08
Mar-09
Jun-09
Sep-09
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Small Cap Index
S&P 500
AXAS

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
S&P 500	$100.00	$61.51	$75.94	$85.65	$85.65	$97.13
Small Cap Index	$100.00	$53.57	$60.44	$92.07	$73.39	$52.50
AXAS	$100.00	$18.65	$49.74	$118.39	$85.49	$56.74

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

Item 6. Selected Financial Data

The following selected financial data is derived from our Consolidated Financial Statements as of and for the years ended December 31, 2008 through 2012. The data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and other financial information included herein. See “Financial Statements and Supplementary Data” in Item 8.

	Year Ended December 31,
	2008		2009	2010		2011	2012
	(In thousands, except per share data)
Total revenue	$99,100		$51,836	$58,060		$64,622	$68,573
Net income (loss)	$(52,403)	(1)	$(18,780)	$1,766	(2)	$13,743	$(18,791)	(3)
Net income (loss) per common share – diluted	$(1.07)		$(0.34)	$0.02		$0.15	$(0.20)
Weighted average shares outstanding – diluted	49,005		55,499	77,224		92,244	91,914
Total assets	$211,839		$176,236	$182,909		$241,150	$240,607
Long-term debt, excluding current maturities	$130,835		$143,592	$140,940		$126,258	$124,101
Total stockholders’ equity (deficit)	$4,658		$(18,363)	$(14,976)		$62,651	$46,700

(1)	Includes proved property impairment of $116.4 million.
(2)	Includes proved property impairment of $4.8 million related to our Canadian properties.
(3)	Includes proved property impairment of $19.8 million related to our Canadian properties.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition, results of operations, liquidity and capital resources. This discussion excludes the operations of Blue Eagle, except our equity share of Blue Eagle’s income (loss). The Blue Eagle joint venture was dissolved effective August 31, 2012. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto. See “Financial Statements and Supplementary Data” in Item 8.

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

While we have attained positive net income in two of the last five years, there can be no assurance that operating income and net earnings will be achieved in future periods. Our financial results depend upon many factors which significantly affect our results of operations including the following:

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

The prices of oil and gas have been volatile. During 2012, the price of oil decreased from the levels experienced in 2011. The New York Mercantile Exchange (NYMEX) price for West Texas Intermediate crude oil (WTI) averaged $94.16 per barrel in 2012 as compared to $96.19 per barrel in 2011. During 2012, the average price of gas decreased from an average NYMEX Henry Hub spot price of $4.16 per MMBtu in 2011 to $2.83 per MMBtu in 2012. Prices closed on December 31, 2012 at $91.82 per Bbl of oil and $3.43 per MMBtu of gas.  If commodity prices decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If gas prices remain depressed or oil prices decline significantly, our revenues, profitability and cash flow from operations may decrease which could cause us to alter our business plans, including reducing our drilling activities.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the years ended December 31, 2010, 2011 and 2012:

	Oil			Gas
	2010	2011	2012	2010	2011	2012
Average realized price	$71.37	$89.06	$85.11	$3.97	$3.58	$2.36
Average NYMEX price	$79.51	$95.06	$94.16	$4.38	$4.14	$2.83
Differential	$(8.14)	$(6.00)	$(9.05)	$(0.41)	$(0.56)	$(0.47)

Our hedging arrangements equate to approximately 60% of the estimated oil production from our net proved developed producing reserves (as of December 31, 2012) through December 31, 2013, 80% in 2014, 78% in 2016 and 81% for 2016. By removing a significant portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have in the past and will in the future sustain realized and unrealized losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts. In 2011, we incurred a realized gain of $1.7 million and an unrealized gain of $5.7 million. In 2012, we incurred a realized loss of $0.3 million and an unrealized gain of $2.7 million.  We have not designated any of these derivative contracts as a hedge as prescribed by applicable accounting rules.

The following table sets forth the summary position of our derivative contracts at December 31, 2012:

	Oil
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2013	1,341	$86.70
2014	1,100	$92.58
2015	933	$85.00
2016	883	$84.00

At December 31, 2012, the aggregate fair market value of our commodity derivative contracts was a liability of approximately $6.4 million.

On March 12, 2012, we monetized our gas derivative contracts for $12.4 million.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.   Based on the reserve information set forth in our reserve estimates as of December 31, 2012, our average annual estimated decline rate for net proved developed producing reserves is 13% during the first five years, 8% in the next five years, and approximately 7% thereafter.  These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects.

We had capital expenditures during 2012 of $68.6 million related to our exploration and development activities. We have a capital expenditure budget for 2013 of $70 million.  Approximately 68% of the 2013 budget will be spent on unconventional horizontal oil wells in the Bakken/Three Forks and Niobrara plays in the Rocky Mountain region, approximately 27% in the Eagle Ford Shale play in South Texas with the remainder targeting conventional oil plays in the Permian Basin region and in the province of Alberta, Canada.  The 2013 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
Total production (MBoe)	1,422	1,272	1,437
Average daily production (Boepd)	3,896	3,484	3,926
% Oil/ NGL	36%	45%	52%

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, monetizing of derivative instruments, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  As of December 31, 2012, we had approximately $37.0 million of availability under our credit facility.

Borrowings and Interest.  At December 31, 2012, we had a total of $113.0 million outstanding under our credit facility. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices. In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR-based debt.  The two-year interest rate swap for $100 million at a fixed rate of 3.367% originally expired on August 12, 2010.  The interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.   The interest rate swap was further amended in November 2009, lowering our fixed rate to 2.55% and extending the term through August 12, 2012. The interest rate swap expired in August 2012.

Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2012, we operated properties accounting for approximately 81% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. Over the five years ended December 31, 2012, we drilled or participated in 146 gross (41.29 net) wells of which 99% were commercially productive.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility may also decline. In addition, approximately 49% of our estimated proved reserves at December 31, 2012 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Results of Operations

Selected Operating Data. The following table sets forth operating data for the periods presented.

	Year Ended December 31,
	(In thousands, except per unit data)
	2010	2011	2012
Operating revenue (1):
Oil sales	$35,935	$48,080	$54,770
Gas sales	21,729	15,127	9,679
NGL sales	386	1,408	4,050
Total operating revenues	$58,050	$64,615	$68,499

Operating income (loss) (2)	$2,807	$11,648	$(16,348)

Oil sales (MBbls)	498.7	539.9	643.5
Gas sales (MMcf)	5,478.9	4,221.8	4,097.1
NGL sales (MBbls)	10.2	28.1	110.8
Oil equivalents (MBoe)	1,422.1	1,271.6	1,437.1

Average oil sales price (per Bbl)(1)	$71.37	$89.05	$85.11
Average gas sales price (per Mcf)(1)	$3.97	$3.58	$2.36
Average NGL sales price (per Bbl)	$37.81	$50.07	$36.57
Average oil equivalent sales price (Boe)	$40.82	$50.81	$47.67
___________________
(1)	Revenue and average sales prices are before the impact of hedging activities.
(2)	Operating income includes a proved property impairment of $4.8 million and $19.8 million in 2010 and 2012, respectively related to our Canadian properties.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Operating Revenue. During the year ended December 31, 2012, operating revenue increased to $68.5 million from $64.6 million in 2011. The increase in revenue was due to higher oil and NGL sales volumes in 2012 as compared to 2011, which were partially offset by lower gas sales volumes and lower realized commodity prices. Overall BOE sales in 2012 increased approximately 12% as compared to 2011. Increased oil and NGL sales volumes contributed $11.8 million to operating revenue while decreased gas sales volumes had a negative impact of $0.3 million. Lower commodity prices had a negative impact on operating revenue of $7.7 million.

Oil sales volumes increased to 643.5 MBbls for the year ended December 31, 2012 from 539.9 MBbls for the same period of 2011. The increase in oil sales volumes was due to new production brought on line in 2012. New wells brought onto production in 2012 contributed 129.2 MBbls to production for the year ended December 31, 2012, offset by natural field declines.  Gas sales volumes decreased to 4,097.1 MMcf for the year ended December 31 2012 from 4,221.8 MMcf for the year ended December 31, 2011.  The decrease in gas production was due to natural field declines and the timing of new wells being brought on line, as well as our emphasis on drilling oil wells as opposed to gas wells.  New wells brought onto production during 2012 contributed 361.7 MMcf to production for the year ended December 31, 2012. Due to weak gas prices, our focus was primarily on oil projects during 2012. NGL sales increased to 110.8 MBbls for the year ended December 31, 2012 from 28.1 MBbls for the same period of 2011. The increase in NGL sales was primarily due to increased gas production in West Texas, Wyoming and North Dakota that has a higher NGL content than our historical gas production.

Lease Operating Expenses (“LOE”). LOE for the year ended December 31, 2012 increased to $24.8 million from $21.6 million in 2011.  The increase in LOE was primarily due to increased cost of services, and significant non-recurring LOE related to our Canadian operations. LOE per Boe for the year ended December 31, 2012 was $17.26 compared to $16.97 for the same period of 2011. The increase in LOE per Boe was attributable to higher LOE in 2012, partially offset by higher sales volumes in 2012 as compared to 2011.

Production and Ad Valorem Taxes.  Production and ad valorem taxes for the year ended December 31, 2012 increased to $6.6 million from $5.8 million in 2011. The increase was primarily due to increased production, particularly in the Rocky Mountain region where production tax rates are higher. Production and ad valorem taxes as a percentage of oil and gas revenue increased to 10% for the year ended December 31, 2012 from 9% in 2011.

General and Administrative (“G&A”) Expense.  G&A expense, excluding stock-based compensation, increased to $8.6 million for the year ended December 31, 2012 from $7.4 million in 2011. The increase in G&A expense was primarily related to higher salaries and bonuses paid in 2012. G&A expense per Boe was $6.00 for the year ended December 31, 2012 compared to $5.85 for the same period of 2011. The increase in G&A expense per Boe was primarily due to higher production volumes in 2012 compared to 2011.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. Stock-based compensation for the year ended December 31, 2012 increased to $2.1 million from $2.0 million in 2011. The increase in 2012 as compared to 2011 was due to higher values of grants made during 2012 as compared to 2011, and to additional grants during the third quarter of 2012.

Depreciation, Depletion,  and Amortization (“DD&A”) Expenses. DD&A expense increased to $23.0 million for the year ended December 31, 2012 from $16.2 million in 2011.  Our DD&A rate increased due to higher future development cost in the 2012 year end reserve report. DD&A per Boe for 2012 was $16.02 compared to $12.73 in 2011. The increase in DD&A per BOE was due to higher future development cost offset by higher sales volumes in 2012 as compared to 2011.

Interest Expense. Interest expense increased to $5.5 million in 2012 from $4.9 million for 2011. The increase was primarily due to higher levels of debt during 2012 as compared to 2011

Income Taxes.  An income tax expense of $0.3 million was recognized in 2012 as a result of an ongoing audit of our 2009 Federal income tax return. We do not agree with the findings of the audit and it is currently under appeal.

Loss (Gain) on Derivative Contracts. Realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and interest rate swaps. The net estimated value of our commodity derivative contracts was a liability of approximately $6.4 million as of December 31, 2012. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the year ended December 31, 2012, we realized a loss on our derivative contracts of approximately $0.5 million, which included a realized loss of approximately $0.3 million on our commodity swaps and a realized loss of approximately $0.2 million on our interest rate swap. For the year-ended December 31, 2012, we incurred an unrealized gain of $2.7 million on our commodity swaps. We monetized our gas derivative contracts in March 2012 for $12.4 million. Our interest rate swap expired in August 2012. The estimated value of our derivative contracts was an asset of approximately $1.9 million as of December 31, 2011. For the year ended December 31, 2011, we realized a loss on our derivative contracts of approximately $0.7 million, which included a realized gain of $1.7 million on our commodity swaps and a realized loss of $2.4 million on our interest rate swap. For the year-ended December 31, 2011, we incurred an unrealized gain of $7.5 million on our derivative contracts, which included an unrealized gain of $5.7 million on our commodity swaps and $1.8 million on our interest rate swap.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties.  Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings.   As of December 31, 2011, our net capitalized costs of oil and gas properties in the United States and Canada did not exceed the present value of our estimated proved reserves. As of December 31, 2012, the net capitalized cost of our oil and gas properties in the United States did not exceed the present value of our estimated proved reserves, however in Canada, the net capitalized cost exceeded the present value of our estimated proved reserves by $19.8 million, resulting in a write down of $19.8 million. There were write downs in the second, third and fourth  quarters of 2012 of $1.3 million, $11.8 million and $6.7 million respectively. The year-end amount was calculated in accordance with SEC rules utilizing the twelve month first-day-of-the-month average oil and gas prices for the year ended 2012 which were $95.14 per Bbl for oil and $2.86 per Mcf for gas as adjusted to reflect the expected realized prices for our oil and gas reserves.

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

Equity in (Income) Loss of Joint Venture. We accounted for Blue Eagle under the equity method of accounting. Under this method, Abraxas’ share of net income (loss) from the joint venture was reflected as an increase (decrease) in its investment account in “Investment in joint venture” and is also recorded as equity investment income (loss) in “Equity in loss (income) of joint venture.” For the year ended December 31, 2011, our net share of the joint venture’s income was $2.2 million. The joint venture was dissolved on September 4, 2012, effective August 31, 2012, with the assets being distributed to the joint venture partners. The dissolution of the joint venture was accounted for with the net investment in the joint venture being added to our full cost pool.  For the year ended December 31, 2012 (through August 31, 2012), we reported income of $2.2 million related to Blue Eagle. See Note 2 of the Notes to Consolidated Financial Statements.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Operating Revenue. During the year ended December 31, 2011, operating revenue increased to $64.6 million from $58.1 million in 2010. The increase in revenue was due to higher realized oil and NGL prices in 2011 as compared to 2010 which were partially offset by decreased prices for gas. Increased oil and NGL prices contributed $8.6 million to operating revenue while decreased gas prices had a negative impact of $2.1 million. Increased sales volumes of oil and NGLs were offset by a decrease in gas sales. Increased oil and NGL sales contributed $4.6 million to operating revenue. Decreased gas sales had a negative impact of $4.5 million on operating revenue.

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

General and Administrative (“G&A”) Expense.  G&A expense, excluding stock-based compensation, increased to $7.4 million for the year ended December 31, 2011 from $7.3 million in 2010. The increase in G&A expense was primarily related to higher salaries in 2011. G&A expense per Boe was $5.85 for the year ended December 31, 2011 compared to $5.14 for the same period of 2010. The increase in G&A expense per Boe was primarily due to lower production volumes and higher costs in 2011 compared to 2010.

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

Depreciation, Depletion, and Amortization (“DD&A”) Expenses. DD&A expense for the years ended December 31, 2011 and 2010 was constant at $16.2 million in each year. Our DD&A rate increased due to higher future development cost in the 2011 year end reserve report, offset by higher reserves. DD&A per Boe for 2011 was $12.73 compared to $11.40 in 2010. The increase in DD&A per BOE was due to lower sales volumes in 2011 as compared to 2010.

Interest Expense. Interest expense decreased to $4.9 million in 2011 from $9.1 million for 2010. The decrease in interest expense for the year ended December 31, 2011 was primarily due to lower levels of debt as compared to 2010 and lower interest rates.

Income Taxes.  An income tax benefit of $79,000 was recognized in 2010 as a result of a decrease in the $1.3 million tax basis gain on the merger  of Abraxas Energy Partners, L.P. into Abraxas. In 2011, we recognized a tax benefit of $77,000 as the result of a refund of alternative minimum tax paid in 2010.

Loss (Gain) on Derivative Contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contract transactions do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and interest rate swaps. The net estimated value of our commodity and interest rate derivative contracts was an asset of approximately $1.9 million as of December 31, 2011. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the year ended December 31, 2011, we realized a loss on our derivative contracts of $0.7 million, which included a realized gain of $1.7 million on our commodity swaps and a realized loss of $2.4 million on our interest rate swap. For the year-ended December 31, 2011, we incurred an unrealized gain of $7.5 million on our derivative contracts, which included an unrealized gain of  approximately $5.7 million on our commodity swaps and $1.8 million on our interest rate swap. The estimated value of our derivative contracts was a liability of approximately $5.8 million as of December 31, 2010. For the year ended December 31, 2010, we realized a gain on our derivative contracts of approximately $0.5 million, which included a realized gain of $2.8 million on our commodity swaps and a realized loss of $2.3 million on our interest rate swap.  For the year-ended December 31, 2010, we incurred an unrealized gain of $10.3 million on our derivative contracts, which included an unrealized gain of $11.4 million on our commodity swaps and an unrealized loss of $1.1 million on our interest rate swap.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties.  Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings.   As of December 31, 2011, our net capitalized costs of oil and gas properties in the United States and Canada did not exceed the present value of our estimated proved reserves. As of December 31, 2010, the net capitalized cost of our oil and gas properties in the United States did not exceed the present value of our estimated proved reserves, however, the net capitalized cost of our Canadian properties exceeded the present value of our estimated proved reserves by $4.8 million, resulting in a write down of $4.8 million.  These amounts were calculated in accordance with SEC rules utilizing the twelve month first-day-of-the-month average oil and gas prices for the year ended 2010 which were $79.43 per Bbl for oil and $4.45 per Mcf for gas as adjusted to reflect the expected realized prices for our oil and gas reserves.

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

Equity in (Income) Loss of Joint Venture.  We accounted for Blue Eagle under the equity method of accounting. Under this method, Abraxas’ share of net income (loss) from the joint venture was reflected as an increase (decrease) in its investment account in “Investment in joint venture” and was also recorded as equity investment income (loss) in “Equity in loss (income) of joint venture.” For the year ended December 31, 2011, our net share of the joint venture’s income was $2.2 million. For the year ended December 31, 2010, our net share of the joint venture’s loss was approximately $0.5 million.

Liquidity and Capital Resources

General. The oil and gas industry is a highly capital intensive and cyclical business. Our capital requirements are driven principally by our obligations to service debt and to fund the following:

•	the development and exploration of existing properties, including drilling and completion costs of wells;

•	acquisition of interests in additional oil and gas properties; and

•	production and transportation facilities.

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

Working Capital (Deficit). At December 31, 2012, our current liabilities of $54.5 million exceeded our current assets of $23.0 million resulting in a working capital deficit of $31.5 million. This compares to a working capital deficit of $14.8 million at December 31, 2011. Current assets at December 31, 2012 primarily consist of cash of $2.1 million, and accounts receivable of $20.4 million.  Current liabilities at December 31, 2012 primarily consist of trade payables of $42.4 million, revenues due third parties of $6.9 million and the current portion of derivative liabilities of $3.5 million.

Capital Expenditures. Capital expenditures in 2010, 2011 and 2012 were $36.4 million, $79.0 million and $68.6 million, respectively. The table below sets forth the components of these capital expenditures:

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Expenditure category:
Acquisition of producing properties	$—	$—	$7,200
Exploration/Development	36,172	56,245	57,307
Facilities and other	276	22,767	4,045
Total	$36,448	$79,012	$68,552

During 2010 capital expenditures were primarily for the development of our existing properties. During 2011, capital expenditures were for the development of our existing properties, the purchase and refurbishment of a drilling rig, and the purchase of 1,769 acres of land (surface only) in our Portilla field in San Patricio County, Texas. During 2012 our expenditures were primarily for development of our existing properties, the acquisition of producing properties in West Texas and the completion of the refurbishment of our drilling rig.

We anticipate making capital expenditures in 2013 of $70.0 million. The 2013 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise.  Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Net cash provided by operating activities	$24,102	$24,495	$51,375
Net cash used in investing activities	(15,048)	(70,555)	(47,003)
Net cash (used in) provided by financing activities	(10,816)	45,966	(2,311)
Total	$(1,762)	$(94)	$2,061

Operating activities for the year ended December 31, 2012 provided $51.4 million in cash. Non-cash expense items, net changes in operating assets and liabilities, including the non-cash property impairment of $19.8 million, and the monetization of our gas derivatives accounted for most of these funds. Investing activities used $47.0 million, primarily for the development of our oil and gas properties, acquisition of producing properties, and the completion of the refurbishment of our drilling rig offset by the sale of producing properties. Financing activities used $2.3 million primarily for the reduction of long-term debt.

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

Cash from operating activities is dependent upon commodity prices and production volumes.  A decrease in commodity prices from current levels could reduce our cash flows from operations.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be found.  If our proved reserves decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility will also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 49% of our total estimated proved reserves at December 31, 2012 were classified as undeveloped.

We have in the past, and may in the future, sell producing properties. Most recently, in the third quarter of 2012, we sold certain non-core assets for combined net proceeds of approximately $21.5 million. The net proceeds were used to repay outstanding indebtedness under our credit facility and general corporate purposes.

We have also sold debt and equity securities in the past when the opportunity has presented itself. On February 1, 2011, we closed a public offering of 23.6 million shares of common stock (of which 8.5 million shares were sold by certain selling stockholders) at a public offering price of $4.40 per share for total net proceeds to us of approximately $62.2 million, after fees and expenses.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2012:

	Payments due in twelve month periods ending:
Contractual Obligations (In thousands)	Total	December 31, 2013	December 31, 2014-2015	December 31, 2016-2017	Thereafter
Long-term debt (1)	$124,758	$657	$121,481	$2,620	$—
Interest on long-term debt (2)	1,340	545	720	75	—
Lease obligations (3)	67	63	4	—	—
Total	$126,165	$1,265	$122,205	$2,695	$—

____________
(1)	These amounts represent the balances outstanding under our credit facility, the rig loan agreement and the real estate lien note. These payments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3)	Lease on office space in Calgary, Alberta, which expires on January 31, 2014 and office space in Dickinson, North Dakota, which expires on August 31, 2013.

We maintain a reserve for costs associated with the retirement of tangible long-lived assets. At December 31, 2012, our reserve for these obligations totaled $11.4 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At December 31, 2012, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2012, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

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

Long-Term Indebtedness.

Long-term debt consisted of the following:

	December 31,2011	December 31, 2012
	(In thousands)
Credit facility	$115,000	$113,000
Rig loan agreement	6,500	7,000
Real estate lien note	4,939	4,758
	126,439	124,758
Less current maturities	(181)	(657)
	$126,258	$124,101

Credit Facility

We have a  senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of December 31, 2012, $113.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At December 31, 2012 we had a borrowing base of $150.0 million.  This amount will remain in effect until the next redetermination of the borrowing base which is scheduled to be completed in April 2013. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our Proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base was increased to $150.0 million  based upon our reserve report dated June 30, 2012 and  did not include any of the properties held for sale. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.25—2.25%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 2.25%—3.25%, depending on the utilization of the borrowing base. At December 31, 2012, the interest rate on the credit facility was 3.21% based on 1-month LIBOR borrowings and level of utilization.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  We are also required as of the last day of each quarter to maintain a total debt to EBITDAX ratio of not more than 4.00 to 1.00 and liquidity (defined as the sum of our borrowing base availability, liquid investments and unrestricted cash) of at least $7.5 million for each fiscal quarter ending on or after June 30, 2012 and on or before March 31, 2013. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is consolidated net income plus interest expense, oil and gas exploration expenses, income, franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts minus all non-cash items of income which were included in determining consolidated net income, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, and obligations with respect to surety bonds and hedge arrangements.

As of December 31, 2012, the interest coverage ratio was 7.72 to 1.00, the total debt to EBITDAX ratio was 2.97 to 1.00, our current ratio was 1.19 to 1.00 and we had liquidity of $39.1 million of which $37.0 was availability under the credit facility. At December 31, 2012, we were in compliance with all of our debt covenants.

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

On February 14, 2012, Raven Drilling finalized the note with respect to the rig loan agreement.  The principal amount of the note is $7.0 million and bears interest at 4.26%.   Interest only is due for the first 18-months of the note and thereafter, the note will amortize in full over the remaining life of the note.  Interest and principal, when required, is payable monthly.  Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of December 31, 2012, $7.0 million was outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters. This note was refinanced in November 2008.  The note bears interest at a fixed rate of 5.25% and is payable in monthly installments of principal and interest of $36,652 based on a twenty year amortization. The note matures in May 2015 at which time the outstanding balance becomes due. The note is secured by a first lien deed of trust on the property and improvements. As of December 31, 2012, $4.8 million was outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We have entered into commodity swaps on approximately 60% of our estimated oil production from our net proved developed producing reserves (as of December 31, 2012) through December 31, 2013, 80% for 2014, 78% for 2015 and 81% for 2016.

The following table sets forth the summary position of our derivative contracts as of December 31, 2012:

	Oil
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2013	1,341	$86.70
2014	1,100	$92.58
2015	933	$85.00
2016	883	$84.00

By removing a significant portion of price volatility on our future oil and gas production, we believe that we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have sustained, and in the future will sustain, realized and unrealized losses on our derivative contracts when market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts. For the year ended December 31, 2012, we incurred a realized loss of $0.3 million and an unrealized gain of $2.7 million on our commodity derivative contracts. For the year ended December 31, 2011, we incurred a realized gain of $1.7 million and an unrealized gain of $5.7 million on our commodity derivative contracts. For the year ended December 31, 2010, we incurred a realized gain of $2.8 million and an unrealized gain of $11.4 million on our commodity derivative contracts.  If the disparity between our contract prices and market prices continues, we will sustain realized and unrealized gains or losses on our derivative contracts. While unrealized gains and losses do not impact our cash flow from operations, realized gains and losses do impact our cash flow from operations.  In addition, as our derivative contracts expire over time, we expect to enter into new derivative contracts at then-current market prices.  If the prices at which we hedge future production are significantly lower than our existing derivative contracts, our future cash flow from operations would likely be materially lower. In addition, borrowings under our credit facility bear interest at floating rates. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

On March 12, 2012, we monetized our gas derivative contracts for $12.4 million.

See “—Quantitative and Qualitative Disclosures about Market Risk—Hedging Sensitivity” for further information.

Net Operating Loss Carryforwards

At December 31, 2012, we had, subject to the limitation discussed below, $169.6 million of net operating loss carryforwards for U.S. tax purposes and $15.0 million for Canadian tax purposes. The U.S. loss carryforwards will expire through 2032 and the Canadian carryforward will expire in 2032, if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10 “Income Taxes ”. Therefore, we have established a valuation allowance of $89.7 million for deferred tax assets at December 31, 2012.

We account for uncertain tax positions under provisions of ASC 740-10. ASC 740-10 did not have any effect on the Company’s financial position or results of operations for the year ended December 31, 2011 or for the year ended December 31, 2012. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2001 through 2011 remain open to examination by the tax jurisdictions to which the Company is subject. The Company and Abraxas Energy Partners, L.P., which was merged into a wholly owned subsidiary of Abraxas, have undergone an audit of their 2009 Federal income tax returns. The audit of the Federal income tax return of Abraxas Energy Partners, L.P. was completed with no changes. The audit of Abraxas Petroleum Corporation resulted in a notice of proposed adjustment of $619,000. The Company does not agree with the findings and intends to aggressively appeal the proposed adjustment; however, no assurances can be made that such appeals will be successful. For the year ended December 31, 2012, the Company accrued $310,000 in income tax expense related to the recent audit of its 2009 Federal tax return. This amount was determined by an analysis of what the amount that is greater than 50% likely to be paid upon final settlement.

Related Party Transactions

We have adopted a policy that transactions between us and our officers, directors, principal stockholders, or affiliates of any of them, will be on terms no less favorable to us than can be obtained on an arm’s length basis in transactions with third parties and must be approved by our audit committee. During 2012, we purchased equipment from an officer of our wholly-owned subsidiary Raven Drilling, LLC for total consideration of $195,000. The purchase price was based on an appraisal and was at fair market value. The transaction was approved by the audit committee.

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

At the time it was adopted, management believed that the full cost method would be preferable, as earnings tend to be less volatile than under the successful efforts method. However, the full cost method makes us susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. We have experienced this situation several times over the years, most recently in the current year 2012, relating to our proved oil and gas properties in Canada. Our oil and gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on our business including impact from impairment testing procedures associated with the full cost method of accounting as discussed below.

Under full cost accounting rules, the net capitalized cost of oil and gas properties, less related deferred taxes, may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves on a pool by pool basis, discounted at 10%, plus the lower of cost or fair market value of unproved properties and the cost of properties not being amortized, less income taxes. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling limitation write-down.”  This charge does not impact cash flow from operating activities, but does reduce our stockholders’ equity and reported earnings. The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and gas prices are depressed. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

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

Our proved reserve information included in this report was  based on studies performed by our independent petroleum engineers assisted by the engineering and operations departments of Abraxas. Reserve estimates were made by our independent petroleum engineers. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on costs on the date of the estimate and for the years ended December 31, 2010, 2011 and 2012, oil and gas prices were based on the average 12-month first-day-of-the-month pricing as compared to end of period prices utilized in prior years.  Actual future prices and costs may be materially higher or lower than the prices and costs used in the estimate.

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

Accounting for Derivatives. Realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  We have elected not to apply hedge accounting to our derivative contracts as prescribed by ASC 815; as a result, fluctuations in the market value of the derivative contract are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and interest rate swaps. Due to the volatility of oil and gas prices and, to a lesser extent, interest rates, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2011 and 2012, the net market value of our commodity derivatives was a net asset of $3.4 million and a net liability of $6.4 million, respectively. The market value of our interest rate derivative was a liability of $3.3 million at December 31, 2011. Our interest rate derivative expired in August 2012.

Share-Based Payments. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors. Additional information about management’s assumptions can be found in Note 6 to the consolidated financial statements.  Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date and expense is recognized over the vesting period.  For the years ended December 31, 2010, 2011 and 2012, stock-based compensation was approximately $1.6 million, $2.0 million, and $2.1 million, respectively.

Equity Method  Investment. Our investment in an unconsolidated joint venture, in which we did not have a majority interest, was accounted for under the equity method. Under the equity method of accounting, our share of net income (loss) from our equity investment was reflected as an increase (decrease) in our investment account “Investment in joint venture” and was also recorded as “Equity in loss (income) of joint venture” in “Other (income) expense.” The joint venture was dissolved effective August 31, 2012.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indices fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2012, a 10% decline in oil and gas prices would have reduced our operating revenue and cash flow by approximately $6.8 million for the year; however, due to the derivative contracts that we have in place, it is unlikely that a 10% decline in commodity prices from their current levels would significantly impact our operating revenue, cash flow and net income.

Derivative Instrument Sensitivity

We account for our derivative contracts in accordance with ASC 815. The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  We have elected not to apply hedge accounting to our derivative contracts as prescribed by ASC 815; as a result, fluctuations in the market value of the derivative contract are recognized in earnings during the current period.

The following table sets forth the summary position of our derivative contracts as of December 31, 2012:

	Oil
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2013	1,341	$86.70
2014	1,100	$92.58
2015	933	$85.00
2016	883	$84.00

In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR based debt. The two-year interest rate swap for $100 million at a fixed rate of 3.367% originally expired on August 12, 2010.  The interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.  The interest rate swap was further amended in November 2009 lowering our fixed rate to 2.55% and extending the term through August 12, 2012. The interest rate swap expired in August 2012.

At December 31, 2012, the aggregate fair market value of our commodity derivative contracts was a liability of approximately $6.4 million.

For the year ended December 31, 2012, we recognized a realized loss of $0.3 million and an unrealized gain of $2.7 million on our commodity derivative contracts and we recognized a realized loss of $0.2 million on our interest rate swap.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of December 31, 2012, we had $113.0 million of outstanding indebtedness under our credit facility. Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.25%—2.25%, depending on the utilization of the borrowing base, or, if we elect,  LIBOR plus 2.25%—3.25%, depending on the utilization of the borrowing base. At December 31, 2012, the interest rate on the credit facility was 3.21%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.1 million on an annual basis, based on our outstanding indebtedness as of December 31, 2012. In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR based debt. The two-year interest rate swap for $100 million at a fixed rate of 3.367% originally expired on August 12, 2010.  The interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.  The interest rate swap was further amended in November 2009 lowering our fixed rate to 2.55% and extending the term through August 12, 2012. The interest rate swap expired in August 2012.

Item 8. Financial Statements and Supplementary Data

For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of December 31, 2012 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None
PART III

Item10.   Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference to that portion of our definitive proxy statement for the 2013 Annual Meeting of Stockholders which appears therein under the caption “Election of Directors – Board of Directors and Executive Officers,” “– Code of Ethics” and “– Committees of the Board of Directors.”

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our board of directors consists of C. Scott. Bartlett, Jr., W. Dean Karrash, Paul A. Powell, Jr. and Brian L. Melton.  The board of directors has determined that each of the members of the Audit Committee is independent as determined in accordance with the listing standards of The NASDAQ Stock Market and Item 407(a) of Regulation S-K.  In addition, the board of directors has determined that C. Scott Bartlett, Jr., as defined by SEC rules, is an audit committee financial expert.

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

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2013 Annual Meeting of Stockholders which appears therein under the captions “Election of Directors – Committees of the Board of Directors” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2013 Annual Meeting of Stockholders which appears therein under the caption “Securities Holdings of Principal Stockholders, Directors, Nominees and Officers.”

Item 13.   Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2013 Annual Meeting of Stockholders which appears therein under the captions “Certain Transactions” and “Election of Directors – Director Independence.”

Item 14.   Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2013 Annual Meeting of Stockholders which appears therein under the caption “Principal Auditor Fees and Services.”

PART IV

Item 15. Exhibits Financial Statement Schedules

(a)1.           Consolidated Financial Statements

(a)2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information required is included in the Consolidated Financial Statements or related notes thereto.

(a)3.           Exhibits

The following Exhibits have previously been filed by the Registrant or are included following the Index to Exhibits.

Exhibit

Number Description

3.1	Articles of Incorporation of Abraxas dated August 30, 1990. (Filed as Exhibit 3.1 to our Registration Statement on Form S-4, No. 33-36565. (the “S-4 Registration Statement”)).

3.2	Articles of Amendment to the Articles of Incorporation of Abraxas dated October 22, 1990. (Filed as Exhibit 3.3 to the S-4 Registration Statement).

3.3	Articles of Amendment to the Articles of Incorporation of Abraxas dated December 18, 1990. (Filed as Exhibit 3.4 to the S-4 Registration Statement).

3.4	Articles of Amendment to the Articles of Incorporation of Abraxas dated June 8, 1995. (Filed as Exhibit 3.4 to our Registration Statement on Form S-3, No. 333-00398).

3.5	Articles of Amendment to the Articles of Incorporation of Abraxas dated as of August 12, 2000. (Filed as Exhibit 3.5 to our Annual Report on Form 10-K filed on April 2, 2001).

3.6	Certificate of Correction dated February 24, 2011 (Filed herewith).3.7Amended and Restated Bylaws of Abraxas. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2008).

3.8	Certificate of Designation of Series 2010 Junior Participating Preferred Stock. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 17, 2010).

4.1	Specimen Common Stock Certificate of Abraxas. (Filed as Exhibit 4.1 to the S-4 Registration Statement).

4.2	Specimen Preferred Stock Certificate of Abraxas. (Filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 31, 1995).

4.3	Rights Agreement, dated March 17, 2010 by and between Abraxas and American Stock Transfer and Trust Company. (Filed as Exhibit 4.1 to our Registration Statement on Form 8-A filed on March 17, 2010).

*10.1	Abraxas Petroleum Corporation 401(k) Profit Sharing Plan. (Filed as Exhibit 10.4 to our Registration Statement on Form S-4, No. 333-18673 filed on December 24, 1996).

*10.2	Abraxas Petroleum Corporation Amended and Restated 1994 Long Term Incentive Plan. (Filed as Exhibit 10.4 to our Registration Statement on Form S-4, No. 333-120989 filed on January 12, 2005).

*10.3	Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.4 to our Annual Report on Form 10-K filed March 14, 2007).

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

*10.6	Employment Agreement between Abraxas and William H. Wallace. (Filed as Exhibit 10.27 to the S-3 Registration Statement).

*10.7	Employment Agreement between Abraxas and Lee T. Billingsley. (Filed as Exhibit 10.28 to the S-3 Registration Statement).

*10.8	Employment Agreement between Abraxas and G. William Krog, Jr. (Filed as Exhibit 10.9 to our Annual report on Form 10-K filed March 15, 2012).

*10.9	Employment Agreement between Abraxas and Geoffrey R. King (Filed herewith)

*10.10	Abraxas Petroleum Corporation 2005 Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Appendix A to our Proxy Statement filed on April 15, 2010).

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

10.16
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of June 29, 2012 among Abraxas, the guarantors named therein, the lenders named therein and Société Générale, as administrative agent (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

10.17
Loan Agreement dated as of September 19, 2011 between Raven Drilling, LLC, as Borrower, and RBS Asset Finance, Inc., as Lender. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2011).

14.1	Abraxas Petroleum Corporation Code of Business Conduct and Ethics. (Filed as Exhibit 14.1 to our Annual Report on Form 10-K filed March 22, 2006).

21.1	Subsidiaries of Abraxas. (Filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on March 15, 2012).

23.1	Consent of BDO USA, LLP. (Filed herewith).

23.2	Consent of DeGolyer and MacNaughton. (Filed herewith).

31.1	Certification – Chief Executive Officer. (Filed herewith).

31.2	Certification – Chief Financial Officer. (Filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Report of DeGolyer and MacNaughton with respect to oil and reserves of Abraxas Petroleum. (Filed herewith).

*     Management Compensatory Plan or Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXAS PETROLEUM CORPORATION

By:	/s/Robert L.G. Watson	By:	/s/Geoffrey R. King	By:	/s/ G. William Krog, Jr.
	President and Principal Executive Officer		Vice President and Principal Financial Officer		Principal Accounting Officer

DATED: March 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date
/s/ Robert L.G. Watson Robert L.G. Watson	Chairman of the Board, President (Principal Executive Officer) and Director	March 18, 2013
/s/ Geoffrey R. King Geoffrey R. King	Vice President, CFO (Principal Financial Officer)	March 18, 2013
/s/ G. William Krog, Jr. G. William Krog, Jr.	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2013
/s/ C. Scott. Bartlett, Jr. C. Scott Bartlett, Jr.	Director	March 18, 2013
/s/ Harold D. Carter Harold D. Carter	Director	March 18, 2013
/s/ Ralph F. Cox Ralph F. Cox	Director	March 18, 2013
/s/ W. Dean Karrash W. Dean Karrash	Director	March 18, 2013
/s/ Dennis E. Logue Dennis E. Logue	Director	March 18, 2013
/s/ Brian L. Melton Brian L. Melton	Director	March 18, 2013
/s/ Paul A. Powell, Jr. Paul A. Powell, Jr.	Director	March 18, 2013
/s/ Edward P. Russell Edward P. Russell	Director	March 18, 2013

All schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the related notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Abraxas Petroleum Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation as of December 31, 2011 and 2012 and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abraxas Petroleum Corporation at December 31, 2011 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Abraxas Petroleum Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas
March 18, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Abraxas Petroleum Corporation
San Antonio, Texas

We have audited Abraxas Petroleum Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Abraxas Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Abraxas Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abraxas Petroleum Corporation as of December 31, 2011 and 2012, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas
March 18, 2013

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2011	2012
	(In thousands)
Current assets:
Cash and cash equivalents	$—	$2,061
Accounts receivable:
Joint owners	3,354	8,883
Oil and gas production sales	8,897	10,887
Other	655	661
	12,906	20,431

Derivative asset	11,416	41
Other current assets	391	488
Total current assets	24,713	23,021

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	490,908	563,317
Unproved properties excluded from depletion	1,100	2,089
Other property and equipment	33,783	37,833
Total	525,791	603,239
Less accumulated depreciation, depletion, and amortization	(346,239)	(390,407)
Total property and equipment, net	179,552	212,832

Investment in joint venture	26,215	—

Deferred financing fees, net	3,490	3,397
Derivative asset	6,412	594
Other assets	768	763
Total assets	$241,150	$240,607

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2011	2012
	(In thousands, except number of shares)
Current liabilities:
Accounts payable	$21,373	$42,387
Joint interest oil and gas production payable	5,835	6,947
Accrued interest	209	75
Other accrued expenses	284	962
Derivative liability	11,640	3,462
Current maturities of long-term debt	181	657
Total current liabilities	39,522	54,490

Long-term debt – less current maturities	126,258	124,101
Other liabilities	—	367
Derivative liability	4,307	3,568
Future site restoration	8,412	11,381
Total liabilities	178,499	193,907

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, par value $.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $.01 per share – authorized 200,000,000 shares; issued and outstanding 92,261,057 and 92,733,448	923	927
Additional paid-in capital	248,480	250,998
Accumulated deficit	(186,465)	(205,256)
Accumulated other comprehensive income (loss)	(287)	31
Total stockholders’ equity	62,651	46,700
Total liabilities and stockholders’ equity	$241,150	$240,607

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2011	2012
	(In thousands except per share data)
Revenues:
Oil and gas production revenues	$58,050	$64,615	$68,499
Other	10	7	74
	58,060	64,622	68,573
Operating costs and expenses:
Lease operating	19,475	21,581	24,806
Production taxes	5,910	5,766	6,613
Depreciation, depletion, and amortization	16,212	16,194	23,016
Impairment	4,787	—	19,774
General and administrative (including stock-based compensation of $1,560, $1,987 and $2,091, respectively)	8,869	9,433	10,712
	55,253	52,974	84,921
Operating income (loss)	2,807	11,648	(16,348)

Other (income) expense:
Interest income	(8)	(7)	(4)
Interest expense	9,106	4,898	5,520
Amortization of deferred financing fees	2,479	1,762	937
Gain on derivative contracts (unrealized $(10,285), $(7,476) and $(2,669))	(10,811)	(6,800)	(2,210)
Equity in loss (income) of joint venture	473	(2,187)	(2,207)
Other	(119)	316	97
	1,120	(2,018)	2,133
Income (loss) before income tax	1,687	13,666	(18,481)
Income tax benefit (expense)	79	77	(310)
Net income (loss)	$1,766	$13,743	$(18,791)

Net income (loss) - per common share - basic	$0.02	$0.15	$(0.20)

Net income (loss) - per common share - diluted	$0.02	$0.15	$(0.20)

See accompanying notes to consolidated financial statements

 ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2010	2011	2012
	(In thousands)
Consolidated net income (loss)	$1,766	$13,743	$(18,791)
Other comprehensive income (loss):
Change in unrealized value of investments	(27)	(76)	(25)
Foreign currency translation adjustment	70	(456)	343
Other comprehensive income (loss)	43	(532)	318
Comprehensive income (loss)	$1,809	$13,211	$(18,473

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands except number of shares)
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2009	76,231,751	$762	$182,647	$(201,974)	$202	(18,363)
Net income	—	—	—	1,766	—	1,766
Change in unrealized gain (loss) on fair value of investments	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	70	70
Stock-based compensation	—	—	1,560	—	—	1,560
Shares issued for compensation	11,480	—	24	—	—	24
Stock options exercised	163,705	2	67	—	—	69
Warrants exercised	15,534	—	—	—	—	—
Other	—	—	(75)	—	—	(75)
Restricted stock issued, net of cancellations	5,091	—	—	—	—	—
Balance December 31, 2010	76,427,561	764	184,223	(200,208)	245	(14,976)
Net income	—	—	—	13,743	—	13,743
Change in unrealized gain (loss) on fair value of investments	—	—	—	—	(76)	(76)
Foreign currency translation adjustment	—	—	—	—	(456)	(456)
Stock-based compensation	—	—	1,987	—	—	1,987
Shares issuance	15,075,502	151	62,195	—	—	62,346
Stock options exercised	371,632	4	79	—	—	83
Restricted stock issued, net of cancellations	386,362	4	(4)	—	—	—
Balance December 31, 2011	92,261,057	923	248,480	(186,465)	(287)	62,651
Net income	—	—	—	(18,791)	—	(18,791)
Change in unrealized gain (loss) on fair value of investments	—	—	—	—	(25)	(25)
Foreign currency translation adjustment	—	—	—	—	343	343
Stock-based compensation	—	—	2,091	—	—	2,091
Stock options exercised	390,957	4	427	—	—	431
Restricted stock issued, net of cancellations	81,434	—	—	—	—	—
Balance December 31, 2012	92,733,448	$927	$250,998	$(205,256)	$31	$46,700

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2011	2012
	(In thousands)
Operating Activities
Net income (loss) income	$1,766	$13,743	$(18,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss (income) of joint venture	473	(2,187)	(2,207)
Change in derivative fair value	(10,451)	(7,680)	(4,088)
Monetization of derivative contracts	—	—	12,364
Depreciation, depletion, and amortization	16,212	16,194	23,016
Impairment	4,787	—	19,774
Accretion of future site restoration	516	452	474
Amortization of deferred financing fees	2,479	1,762	937
Stock-based compensation	1,560	1,987	2,091
Other non-cash transactions	24	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,976)	(182)	(7,506)
Other assets and liabilities	(113)	(17)	250
Accounts payable	14,210	756	22,024
Accrued expenses	(3,385)	(333)	3,037
Net cash provided by operating activities	24,102	24,495	51,375

Investing Activities
Capital expenditures, including purchases and development of properties	(36,448)	(79,012)	(68,552)
Proceeds from the sale of oil and gas properties	21,400	8,457	21,549
Net cash used in investing activities	(15,048)	(70,555)	(47,003)

Financing Activities
Proceeds from exercise of stock options and warrants	69	83	431
Proceeds from issuance of common stock, net of offering costs	—	62,346	—
Proceeds from long-term borrowings	3,000	50,500	30,500
Payments on long-term borrowings	(13,641)	(65,153)	(32,181)
Deferred financing fees	(169)	(1,758)	(844)
Other	(75)	(52)	(217)
Net cash (used in) provided by financing activities	(10,816)	45,966	(2,311)
Effect of exchange rate changes on cash	—	(5)	—
(Decrease) increase in cash	(1,762)	(99)	2,061
Cash at beginning of year	1,861	99	—
Cash at end of year	$99	$—	$2,061

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Years Ended December 31,
	2010	2011	2012
	(In thousands)
Supplemental disclosures of cash flow information:
Interest paid	$8,876	$4,514	$5,180

Non-Cash Investing Activities:
Asset retirement obligation cost and liabilities	$(83)	$(8)	$2,588
Non-cash transfer of investment in joint venture	—	—	28,531
Asset retirement obligations associated with property acquisitions and dispositions	$(2,735)	$306	$324

Properties contributed to joint venture	$24,500	$—	$—

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

Rig Accounting

In accordance with SEC Regulation S-X, no income is recognized in connection with contractual drilling services performed in connection with properties in which the Company or its affiliates holds an ownership, or other economic interest. Any income not recognized as a result of this limitation is credited to the full cost pool and recognized through lower amortization as reserves are produced.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of approximately $84,000 and $105,000 at December 31, 2011 and 2012, respectively. The allowance for doubtful accounts is determined based on the Company's historical losses, as well as a review of certain accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated future net revenues are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties, except in unusual circumstances. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. As of December 31, 2010, our net capitalized costs of oil and gas properties in the United States did not exceed the present value of our estimated proved reserves; however, the net capitalized costs of oil and gas properties in Canada exceeded the present value of our estimated proved reserves by $4.8 million resulting in a write down for the year ended December 31, 2010. As of December 31, 2011, our net capitalized costs of oil and gas properties in the United States and Canada did not exceed the present value of our estimated proved reserves. As of December 31, 2012, net capitalized costs of oil and gas properties in the United States did not exceed the present value of our estimated proved reserves; however, the net capitalized costs of oil and gas properties in Canada exceeded the present value of our estimated proved reserves by $19.8 million resulting in a write down for the year ended December 31, 2012. Write downs of $1.3 million, $11.8 million and $6.7 million were taken in the second, third and fourth quarters of 2012 respectively.

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

Our proved reserve information included in this report was based on studies performed by our independent petroleum engineers assisted by the Engineering and Operations departments of Abraxas. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may cause material revisions to the estimate.

In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on the average of oil and gas prices based on the average 12 month first-day-of-month pricing for the years ended December 31, 2011 and 2012, and costs as of December 31, 2011 and 2012. Future prices and costs may be materially higher or lower than these prices and costs which would impact the estimated value of our reserves.

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

The Company accounts for derivative gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  These variations often result in a lack of adequate correlation to enable these derivative instruments to qualify for hedge accounting rules as prescribed by Accounting Standards Codification (“ASC”) 815. Accordingly, we do not account for our derivative instruments as cash flow hedges for financial reporting purposes and instead record their fair value on the balance sheet with adjustments to the carrying value of the instruments being recognized as a gain or loss in the current period.

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

Share-Based Payments

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors.  Options granted are valued at the date of grant and expense is recognized over the vesting period. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such restricted stock is determined using the market price on the grant date and expense is recorded over the vesting period. For the years ended December 31, 2010, 2011 and 2012, stock-based compensation was approximately $1.6 million, $2.0 million and $2.1 million, respectively. For additional information regarding share-based payments, refer to Note 6, “Stock-based Compensation, Option Plans and Warrants.”

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

The following table summarizes the Company’s asset retirement obligations during the three years ended December 31:
	2010	2011	2012
	(In thousands)
Beginning asset retirement obligation	$10,326	$7,734	$8,412
New wells placed on production and other	64	318	330
Deletions related to property disposals and plugging costs	(3,089)	(84)	(423)
Accretion expense	516	452	474
Revisions	(83)	(8)	2,588
Ending asset retirement obligation	$7,734	$8,412	$11,381

Revenue Recognition and Major Purchasers

The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells, net of royalties. The Company utilizes the sales method to account for gas production imbalances.  Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at December 31, 2011 and 2012.

During 2010 and 2011, two purchasers accounted for 21% and 28% of oil and gas revenues, respectively. During 2012, three purchasers accounted for 39% of oil and gas revenues.

Deferred Financing Fees

Deferred financing fees are being amortized on the effective yield basis over the term of the related debt arrangements.

Income Taxes

The Company records deferred income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect to taxable income in the years in which those temporary differences are expected to be recovered or settled. Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10. Therefore, we have established a valuation allowance of $89.7 million for deferred tax assets at December 31, 2012.

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

Other Comprehensive Income (Loss)

ASC 220 requires disclosure of comprehensive income (loss), which includes reported net income (loss) as adjusted for other comprehensive income (loss). Other Comprehensive income (loss) for the Company is the change in the unrealized value of investments and foreign currency translation adjustments.

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

Under the terms of the Agreement, Abraxas retained a 100 percent interest to the base of the Buda formation in Jourdanton, Atascosa County (4,401 net acres), a 100 percent interest in Yoakum, DeWitt County (1,868 net acres), a 25 percent interest in WyCross, McMullen County (695 net acres), and a 25 percent interest in Nordheim, DeWitt County (532 net acres). We also received $7.0 million in cash, adjusted for various working capital components, and will receive 25% of the cash and working capital in Blue Eagle upon its final liquidation.

Through August 31, 2012 we accounted for the joint venture under the equity method of accounting in accordance with ASC 323. Under this method, Abraxas’ share of net income (loss) from the joint venture is reflected as an increase (decrease) in its investment account in “Investment in joint venture” and was also recorded as equity investment income (loss) in “Equity in (income) loss of joint venture.” For the years ended December 31, 2011 and 2012 we reported income of $2.2 million and $2.2 million, respectively, related to Blue Eagle.

The following is condensed financial data from Blue Eagle’s August 31, 2012 (date of dissolution) and December 31, 2011 financial statements:

Balance Sheets:	As of December 31, 2011	As of August 31, 2012
Assets:
Current assets	$11,910	$7,921
Oil and gas properties	66,663	75,741
Other assets	36	30
Total assets	$78,609	$83,692

Liabilities and Members’ Capital:
Current liabilities	$3,070	$1,474
Other liabilities	41	48
Members’ capital	75,498	82,170
Total liabilities and members’ capital	$78,609	$83,692

Statement of Operations:	Year Ended December 31, 2011	Year Ended December 31, 2012 (1)
	(In thousands)
Revenue	$12,579	$12,106

Operating expenses	7,138	7,144
Other income	(11)	(4)
Net income	$5,452	$4,966
(1) Through August 31, 2012

3. Divestiture of Non-Core Properties

In the third quarter of 2012 we sold certain non-core assets for combined net proceeds of approximately $21.5 million. Properties sold included certain properties received upon the dissolution of the Blue Eagle joint venture. The net proceeds were used to repay outstanding indebtedness under our credit facility, for capital expenditures and general corporate purposes. Proceeds from these sales were credited to the full cost pool as the sale was not significant under full cost accounting rules.

4. Long-Term Debt

The following is a description of the Company’s debt as of December 31, 2011 and 2012, respectively:

	December 31, 2011	December 31, 2012
	(In thousands)
Senior secured credit facility	$115,000	$113,000
Rig loan agreement	6,500	7,000
Real estate lien note	4,939	4,758
	126,439	124,758
Less current maturities	(181)	(657)
	$126,258	$124,101

Maturities of long-term debt are as follows:

Year ending December 31, (In thousands)
2013	$657
2014	2,117
2015	119,364
2016	2,085
2017	535
Thereafter	—
$124,758

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of December 31, 2012, $113.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At December 31, 2012, we had a borrowing base of $150.0 million. This amount will remain in effect until the next redetermination of the borrowing base which is scheduled to be completed in April 2013. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our Proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base was increased to $150.0 million based upon our reserve report dated June 30, 2012, and did not include any of the properties held for sale. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.25—2.25%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 2.25%—3.25%, depending on the utilization of the borrowing base. At December 31, 2012, the interest rate on the credit facility was 3.21% based on 1-month LIBOR borrowings and level of utilization.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  We are also required as of the last day of each quarter to maintain a total debt to EBITDAX ratio of not more than 4.00 to 1.00 and liquidity (defined as the sum of our borrowing base availability, liquid investments and unrestricted cash) of at least $7.5 million for each fiscal quarter ending on or after June 30, 2012 and on or before March 31, 2013. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is consolidated net income plus interest expense, oil and gas exploration expenses, income, franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts minus all non-cash items of income which were included in determining consolidated net income, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, and obligations with respect to surety bonds and hedge arrangements.

As of December 31, 2012, the interest coverage ratio was 7.72 to 1.00, the total debt to EBITDAX ratio was 2.97 to 1.00, our current ratio was 1.19 to 1.00 and we had liquidity of $39.1 million, which included $37.0 million of availability under the credit facility. At December 31, 2012 we were in compliance with all of our debt covenants.

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

On February 14, 2012, Raven Drilling finalized the note with respect to the rig loan agreement.  The principal amount of the note is $7.0 million and bears interest at 4.26%.  Interest only is due for the first 18-months of the note and thereafter, the note will amortize in full over the remaining life of the note.  Interest and principal, when required, is payable monthly.  Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of December 31, 2011 and 2012, $6.5 million and $7.0 million, respectively, was outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters. This note was refinanced in November 2008.  The note bears interest at a fixed rate of 5.25% and is payable in monthly installments of principal and interest of $36,652 based on a twenty year amortization. The note matures in May 2015 at which time the outstanding balance becomes due. The note is secured by a first lien deed of trust on the property and improvements. As of December 31, 2011 and 2012, $4.9 million and $4.8 million, respectively, was outstanding on the note,

5. Property and Equipment

The major components of property and equipment, at cost, are as follows:

	Estimated	December 31,
	Useful Life	2011	2012
	Years	(In thousands)
Oil and gas properties	—	$492,008	$565,406
Equipment and other	3-39	16,330	19,052
Drilling rig	15	17,453	18,781
		$525,791	$603,239

6.  Stock-based Compensation, Option Plans and Warrants

Stock Options

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors. The fair value for these options was estimated at the date of grant using the following weighted average assumptions for 2010, 2011 and 2012:

	2010	2011	2012
Weighted average value per option granted during the period	$1.61	$3.11	$2.17
Assumptions: (1)(2)
Expected dividend yield	0%	0%	0%
Volatility	84.0%	80.0%	81.4%
Risk free interest rate	2.87%	2.21%	1.19%
Expected life (years)	9.0 years	6.4 years	6.7 years
Fair value of options granted (in thousands)	$1,553	$2,506	$1,324

(1)	The estimated future forfeiture rate is based on the Company’s historical forfeiture rate.
(2)	The Company does not pay dividends on its common stock.

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

The following table is a summary of the Company’s stock option activity for the three years ended December 31, 2012:

	Options (000s)	Weighted average exercise price	Weighted average remaining life	Intrinsic value per share
Options outstanding December 31, 2009	4,090	$2.18

Granted	964	2.12
Exercised	(213)	0.89
Forfeited/Expired	(21)	2.93
Options outstanding December 31, 2010	4,820	$2.23

Granted	807	4.37
Exercised	(530)	1.54
Forfeited/Expired	(341)	3.01
Options outstanding December 31, 2011	4,756	$2.61

Granted	610	$3.01
Exercised	(391)	1.11
Forfeited/Expired	(214)	2.80
Options outstanding December 31, 2012	4,761	$2.77	6.5 years	$1.98
Exercisable at end of year	2,992	$2.75	5.7 years	$1.95
Other information pertaining to the Company’s stock option activity for the three years ended December 31, 2012:

	2010	2011	2012
Weighted average grant date fair value of stock options granted (per share)	$1.61	$3.11	$2.17
Total fair value of options vested (000’s)	$949	$1,230	$1,497
Total intrinsic value of options exercised (000’s)	$373	$1,584	$414

As of December 31, 2012, the total compensation cost related to non-vested awards not yet recognized was approximately $2.5 million, which will be recognized in 2013 through 2016. For the years ended December 31, 2010, 2011 and 2012, we recognized $1.2 million, $1.5 million and $1.6 million respectively, in stock-based compensation expense relating to options.

The following table represents the range of stock option prices and the weighted average remaining life of outstanding options as of December 31, 2012:

	Options outstanding			Exercisable
	Number outstanding	Weighted average remaining life	Weighted average exercise price	Number exercisable	Weighted average remaining life	Weighted average exercise price
$0.68 – 0.99	743,793	5.68	$0.96	548,293	5.50	$0.95
$1.00 – 1.99	1,130,629	7.27	$1.75	696,677	6.75	$1.68
$2.00 – 2.99	924,225	7.17	$2.26	563,159	7.13	$2.36
$3.00 – 3.99	719,763	7.61	$3.65	276,713	5.41	$3.60
$4.00 – 4.99	1,168,500	5.47	$4.58	833,625	4.38	$4.53
$5.00 – 6.05	74,000	3.15	$6.05	74,000	3.15	$6.05
	4,760,910			2,992,467

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense is recorded over the applicable restricted stock vesting periods. As of December 31, 2012, the total compensation cost related to non-vested awards not yet recognized was approximately $1.1 million, which will be recognized in 2013 through 2016. For the years ended December 31, 2010, 2011 and 2012, we recognized $0.4 million, $0.5 million and $0.5 million, respectively, in stock-based compensation expense related to restricted stock awards.

The following table is a summary of the Company’s restricted stock activity for the three years ended December 31, 2012:

	Number of Shares	Weighted average grant date fair value
Unvested December 31, 2009	548,908	$2.05
Granted	20,000	2.45
Vested/Released	(155,268)	2.22
Forfeited	(13,345)	1.85
Unvested December 31, 2010	400,295	$2.02
Granted	408,676	3.67
Vested/Released	(156,890)	2.24
Forfeited	(22,310)	2.27
Unvested December 31, 2011	629,771	$3.03
Granted	89,860	2.12
Vested/Released	(229,172)	2.57
Forfeited	(8,434)	2.42
Unvested December 31, 2012	482,025	$3.09

Director Stock Awards

Shares Reserved and Awards.  The 2005 Directors Plan (as amended) reserves 1.5 million shares of Abraxas common stock, subject to adjustment following certain events. The 2005 Directors Plan provides that each year, at the first regular meeting of the board of directors immediately following Abraxas’ annual stockholder’s meeting, each non-employee director shall be granted or issued awards of 12,000 shares of Abraxas common stock, for participation in board and committee meetings during the previous calendar year.  The maximum annual award for any one person is 100,000 shares of Abraxas common stock or options for common stock.  If options, as opposed to shares, are awarded, the exercise price shall be no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the committee.  In addition to the 12,000 shares or options and prior to April 2010, directors were compensated $20,000 per year, $12,000 of which was paid quarterly by issuance of common stock and the remaining $8,000 was paid quarterly in cash. During 2010, there were 11,480 shares issued related to this compensation.  The number of shares issued was determined based on the stock price on the date of issuance. Between April 2010 and April 2011, directors were compensated for their annual retainer fee of $26,000 in cash, which increased to $27,500 in April 2011 and to $40,000 in April 2012.

At December 31, 2012, the Company had approximately 9.2 million shares reserved for future issuance for conversion of its stock options, warrants, and incentive plans for the Company’s directors, employees and consultants.

Warrants

On May 25, 2007, Abraxas entered into a Securities Purchase Agreement with certain accredited investors pursuant to which Abraxas issued warrants to purchase 1,174,938 shares of common stock. The warrants expired on May 25, 2012. There were 877,941 warrants outstanding at expiration.

7.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	Years Ended December 31,
	2010	2011	2012
	(In thousands)
Deferred tax liabilities:
Marketable securities	$57	$36	$28
Canada full cost pool	—	377	—
Investment in Blue Eagle	7,107	7,527	—
Hedge contracts	—	345	—
Total deferred tax liabilities	7,164	8,285	28
Deferred tax assets:
U.S. full cost pool	37,464	29,976	13,837
Canada full cost pool	1,238	—	3,720
Depletion carryforward	4,667	4,842	4,930
U.S. net operating loss carryforward	49,621	52,564	59,362
Canada net operating loss carryforward	301	2,151	4,196
Alternative minimum tax credit	422	422	422
Hedge contracts	1,904	—	2,231
Other	3,447	1,811	1,042
Total deferred tax assets	99,064	91,766	89,740
Valuation allowance for deferred tax assets	(91,900)	(83,481)	(89,712)
Net deferred tax assets	7,164	8,285	28
Net deferred tax	$—	$—	$—

Significant components of the provision (benefit) for income taxes are as follows:

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Current:
Federal	$—	$(77)	$310
State	(79)	—	—
Foreign	—	—	—
	$(79)	$(77)	$310
Deferred:
Federal	$—	$—	$—
Foreign	—	—	—
	$—	$—	$—

At December 31, 2012, the Company had, subject to the limitation discussed below, $169.6 million of net operating loss carryforwards for U.S. tax purposes, and $15.0 million of net operating loss carryforwards for Canadian tax purposes.  The U.S. loss carryforward will expire in varying amounts through 2032 and the Canadian loss carryforward will expire in 2032, if not utilized.

In addition to any Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10. Therefore, the Company has established a valuation allowance of $91.9 million at December 31, 2010, $83.5 million at December 31, 2011 and $89.7 million at December 31, 2012.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Years ended December 31,
	2010	2011	2012
	(In thousands)
Tax (expense) benefit at U.S. statutory rates (35%)	$(591)	$(4,809)	$6,468
(Increase) decrease in deferred tax asset valuation allowance	(412)	5,408	(6,231)
Basis difference in hedge liability	1,890	—	—
Rate differential for non U.S. income	(385)	(46)	(1,533)
State income taxes	—	—
Accrual of prior year federal taxes (2009)	—	—	(310)
Permanent differences	(409)	(533)	(732)
Increase in asset for partnership distribution	—	—	1,945
Other	(14)	57	83
	$79	$77	$(310)

During 2012, the Company reduced deferred tax assets by $2.1 million related the full cost pool assets and the net operating loss carryforward.  The deferred tax assets were fully offset by a valuation allowance which was reduced at the same time. There were no deferred income tax expense or benefit due to losses and/or loss carryforwards and valuation allowances which have been recorded against such benefits.

The Company accounts for uncertain tax positions under provisions ASC 740-10. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2002 through 2012 remain open to examination by the tax jurisdictions to which the Company is subject. The Company and Abraxas Energy Partners, L.P., which was merged into a wholly owned subsidiary of Abraxas, have undergone audits of their 2009 Federal income tax returns. The audit of the Federal income tax return of Abraxas Energy Partners, L.P. was completed with no changes. The audit of Abraxas Petroleum Corporation resulted in a notice of a proposed adjustment of $619,000. The Company does not agree with the findings and intends to aggressively appeal the proposed adjustment; however, no assurances can be made that such appeals will be successful. For the year ended December 31, 2012, the Company accrued $310,000 in income tax expense related to the audit of its 2009 Federal tax return. This amount was determined by an analysis of what the amount that is greater than 50% likely to be paid upon final settlement.

8.  Commitments and Contingencies

Operating Leases

The Company leases office space in Calgary, Alberta.  During 2010, 2011 and 2012, rent expense of $91,528 CN ($88,511 USD) ; $102,453 CN ($121,500 USD) and $112,261 CN ($112,276 USD), respectively, was incurred related to this lease. In July 2011, the Company leased office space in Dickinson, North Dakota. During 2011 and 2012, rent expense of $9,250 and $23,800, respectively was incurred related to this lease. This lease expires on August 31, 2013.

Litigation and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  At December 31, 2012, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

9. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
	Years ended December 31:
	2010	2011	2012
	(In thousands, except per share data)
Numerator:
Net income (loss)	$1,766	$13,743	$(18,791)
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	75,923	90,151	91,914
Effect of dilutive securities: Stock options, restricted shares and warrants	1,301	2,093	—
Dilutive potential common shares: Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options, restricted shares and warrants	77,224	92,244	91,914

Net income (loss) per common share – basic	$0.02	$0.15	$(0.20)

Net income (loss) per common share – diluted	$0.02	$0.15	$(0.20)

Basic earnings per share, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. For the year ended December 31, 2012, 1,348,924 potential shares relating to stock options and unvested restricted shares were excluded from the calculation of diluted income (loss) per share since their inclusion would have been anti-dilutive due to the loss incurred in the period. None of the dilutive shares were excluded for the years ended December 31, 2010 and 2011.

10. Quarterly Results of Operations (Unaudited)

Selected results of operations for each of the fiscal quarters during the years ended December 31, 2011 and 2012 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Year Ended December 31, 2011
Net revenue	$13,847	$16,656	$17,666	$16,453
Operating income	$2,503	$3,438	$4,225	$1,482
Net (loss) income	$(10,019)	$8,937	$20,085	$(5,260)

Net (loss) income per common share – basic	$(0.12)	$0.10	$0.22	$(0.06)
Net (loss) income per common share – diluted	$(0.12)	$0.10	$0.21	$(0.06)

Year Ended December 31, 2012
Net revenue	$16,396	$15,938	$17,170	$19,069
Operating income (loss)	$2,224	$(23)	$(11,359)	$(7,190)
Net income (loss) income	$817	$10,903	$(18,644)	$(11,867)

Net income (loss) per common share – basic	$0.01	$0.12	$(0.20)	$(0.13)
Net income (loss) per common share – diluted	$0.01	$0.12	$(0.20)	$(0.13)

11.  Benefit Plans

The Company has a defined contribution plan (401(k) plan) covering all eligible employees. In 2010, 2011 and 2012, in accordance with the safe harbor provisions of the plan, the Company contributed $177,817, $226,377 and $267,289, respectively, to the plan. The Company adopted the safe harbor provisions for its 401(k) plan which requires us to contribute a fixed match to each participating employee’s contribution to the plan. The fixed match is set at the rate of dollar for dollar on the first 1% of eligible pay contributed, then 50 cents on the dollar for each additional percentage point of eligible pay contributed, up to 5%. Employee’s eligible pay with respect to calculating the fixed match is limited by IRS regulations. In addition, the Board of Directors, at its sole discretion, may authorize the Company to make additional contributions to each participating employee’s plan. The employee contribution limit for 2010 and  2011  was $16,500 for employees under the age of 50 and $22,000 for employees 50 years of age or older. For 2012 the employee contribution limit was $17,000 for employees under the age of 50 and $22,500 for employees 50 years of age or older.

12. Business Segments

The Company has operations in only one industry segment, the oil and gas exploration and production industry; however, beginning in 2010, the Company was organizationally structured along geographic operating segments or regions. The Company has reportable operations in the United States and Canada.

In 2010, two customers accounted for approximately 20% of our consolidated oil and gas revenue, Two customers accounted for approximately 20% of United States revenue and one customer accounted for 100% of revenue in Canada. In 2011, three customers accounted for approximately 28% of our consolidated oil and gas revenue. Two customers accounted for approximately 26% of United States revenue and one customer accounted for 100% of revenue in Canada. In 2012, four customers accounted for approximately 42% of our consolidated oil and  gas revenue. Three customers accounted for approximately 39% of United States revenue and one customer accounted for 100% of revenue in Canada.

The following tables provide the Company’s geographic operating segment data as of and for the year ended December 31, 2010, 2011 and 2012

	Year Ended December 31, 2010
	U.S.	Canada	Corporate	Total
	(In thousands)
Revenues:
Oil and gas production	$57,990	$60	$—	$58,050
Other	—	—	10	10
	57,990	60	10	58,060

Costs and expenses:
Lease operating	19,459	16	—	19,475
Production taxes	5,910	—	—	5,910
Depreciation, depletion and amortization	15,603	66	543	16,212
Impairment	—	4,787	—	4,787
General and administrative	1,635	688	6,546	8,869
Net interest	—	—	9,098	9,098
Amortization of deferred financing fees	—	—	2,479	2,479
Equity in loss of joint venture	—	—	473	473
Other	—	—	(10,930)	(10,930)
Income (loss) before tax	$15,383	$(5,497)	$(8,199)	$1,687

	Year Ended December 31, 2011
	U.S.	Canada	Corporate	Total
	(In thousands)
Revenues:
Oil and gas production	$63,105	$1,510	$—	$64,615
Other	—	—	7	7
	63,105	1,510	7	64,622

Costs and expenses:
Lease operating	20,788	793	—	21,581
Production taxes	5,764	2	—	5,766
Depreciation, depletion and amortization	15,236	709	249	16,194
General and administrative	1,698	654	7,081	9,433
Net interest	448	4	4,439	4,891
Amortization of deferred financing fees	—	—	1,762	1,762
Equity in (income) of joint venture	—	—	(2,187)	(2,187)
Other	—	—	(6,484)	(6,484)
Income (loss) before tax	$19,171	$(652)	$(4,853)	$13,666

	Year Ended December 31, 2012
	U.S.	Canada	Corporate	Total
	(In thousands)
Revenues:
Oil and gas production	$65,590	2,909	—	68,499
Other	—	—	74	74
	65,590	2,909	74	68,573

Costs and expenses:
Lease operating	22,578	2,228	—	24,806
Production taxes	6,588	25	—	6,613
Depreciation, depletion and amortization	20,704	2,063	249	23,016
Impairment	—	19,774	—	19,774
General and administrative	1,980	699	8,033	10,712
Net interest	457	17	5,042	5,516
Amortization of deferred financing fees	—	—	937	937
Equity in (income) of joint venture	—	—	(2,207)	(2,207)
Other	—	—	(2,113)	(2,113)
Income (loss) before tax	$13,283	(21,897)	(9,867)	(18,481)

The following table provides the Company’s geographic asset data as of December 31, 2011 and December 31, 2012:

Segment Assets:	December 31, 2011	December 31, 2012
	(In thousands)
United States	$167,739	$223,253
Canada	19,379	7,053
Corporate	54,032	10,301
	$241,150	$240,607

13.  Hedging Program and Derivatives

The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  Our derivative contracts do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period.

The following table sets forth the summary position of our derivative contracts as of December 31, 2012:

	Oil
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2013	1,341	$86.70
2014	1,100	$92.58
2015	933	$85.00
2016	883	$84.00

 In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR-based debt.  The two-year interest rate swap for $100 million at a fixed rate of 3.367% originally expired on August 12, 2010.  This interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.   The interest rate swap was further amended in November 2009, lowering our fixed rate to 2.55% and extending the term through August 12, 2012. The interest rate swap expired in August 2012.

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value of Derivative Instruments as of December 31, 2011
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$11,416	Derivatives – current	$10,094
Interest rate derivatives	Derivatives – current	—	Derivatives – current	1,546
Commodity price derivatives	Derivatives – long-term	6,412	Derivatives – long-term	4,307
		$17,828		$15,947

Fair Value of Derivative Instruments as of December 31, 2012
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$41	Derivatives – current	$3,462
Commodity price derivatives	Derivatives – long-term	594	Derivatives – long-term	3,568
		$635		$7,030

Gains and losses from derivative activities are reflected as “Loss (gain) on derivative contracts” in the accompanying Consolidated Statement of Operations.

14. Financial Instruments

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Investment in common stock	$104	$—	$—	$104
NYMEX Fixed Price Derivative contracts	—	17,828	—	17,828
Total Assets	$104	$17,828	$—	$17,932
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$14,401	$—	$14,401
Interest Rate Swaps	—	—	1,546	1,546
Total Liabilities	$—	$14,401	$1,546	$15,947

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Investment in common stock	$78	$—	$—	$78
NYMEX Fixed Price Derivative contracts	—	635	—	635
Total Assets	$78	$635	$—	$713
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$7,030	$—	$7,030
Total Liabilities	$—	$7,030	$—	$7,030

The Company has an investment in Insigna Energy Ltd, the surviving entity in the merger with a former subsidiary, consisting of shares of common stock. The stock is actively traded on the Toronto Stock Exchange. This investment is valued at its quoted price as of December 31, 2012 in US dollars. Accordingly, this investment is characterized as Level 1.

The Company’s derivative contracts consist of NYMEX-based fixed price commodity swaps and interest rate swaps. The NYMEX-based fixed price derivative contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness.

In order to mitigate our interest rate exposure, we entered into an interest rate swap, effective August 12, 2008, to fix our floating LIBOR based debt. The two-year interest rate swap for $100 million at a fixed rate of 3.367% originally expired on August 12, 2010.  The interest rate swap was amended in February 2009 lowering our fixed rate to 2.95%.  The interest rate swap was further amended in November 2009 lowering our fixed rate to 2.55% and extending the term through August 12, 2012. This interest rate swap expired in August 2012 and was not renewed.

Additional information for the Company’s recurring fair value measurements using significant unobservable inputs (Level 3) for the three years ended December 31, 2012 is as follows (in thousands):

Derivative Assets (Liabilities) - net
Balance December 31, 2010	$(3,348)
Total realized and unrealized losses included in change in net liability	(565)
Settlements during the period	2,367
Balance December 31, 2011	(1,546)
Total realized and unrealized losses included in change in net liability	(214)
Settlements during the period	1,760
Balance December 31, 2012	—

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. The carrying value of our debt approximates fair value as the interest rates are market rates and this debt is considered Level 2.

15.  Supplemental Oil and Gas Disclosures (Unaudited)

The accompanying table presents information concerning the Company’s oil and gas producing activities as required by ASC 932-235, “Disclosures about Oil and Gas Producing Activities.”  Capitalized costs relating to oil and gas producing activities are as follows:

	Years Ended December 31
	2011			2012
	Total	U.S.	Canada	Total	U.S.	Canada
	(In thousands)
Proved oil and gas properties	$490,908	$468,218	$22,690	$563,317	$531,971	$31,346
Unproved properties	1,100	—	1,100	2,089	—	2,089
Total	492,008	468,218	23,790	565,406	531,971	33,435
Accumulated depreciation, depletion, amortization and impairment	(341,264)	(335,871)	(5,393)	(383,469)	(356,255)	(27,214)
Net capitalized costs	$150,744	$132,347	$18,397	$181,937	$175,716	$6,221

Cost incurred in oil and gas property acquisition and development activities are as follows:

	Years Ended December 31
	2010			2011			2012
	Total	U.S.	Canada	Total	U.S.	Canada	Total	U.S.	Canada
	(In thousands)
Development costs	$31,278	$23,757	$7,521	$46,735	$32,471	$14,264	$56,318	$48,283	$8,035
Exploration costs	3,809	3,809	—	8,410	8,410	—	—	—	—
Property acquisition costs	—	—	—	—	—	—	7,200	7,200	—
Unproved	1,085	—	1,085	1,100	—	1,100	989	—	989
	$36,172	$27,566	$8,606	$56,245	$40,881	$15,364	$64,507	$55,483	$9,024

The results of operations for oil and gas producing activities for the three years ended December 31, 2010, 2011 and 2012 are as follows:

	Years Ended December 31,
	2010			2011			2012
	Total	U.S.	Canada	Total	U.S.	Canada	Total	U.S.	Canada
	(In thousands)
Revenues	$58,050	$57,990	$60	$64,615	$63,105	$1,510	$68,499	$65,590	$2,909
Production costs	(25,790)	(25,774)	(16)	(27,347)	(26,552)	(795)	(31,419)	(29,166)	(2,253)
Depreciation, depletion, and amortization	(15,653)	(15,603)	(50)	(15,595)	(14,914)	(681)	(22,767)	(20,704)	(2,063)
Proved property impairment	(4,787)	—	(4,787)	—	—	—	(19,774)	—	(19,774)
General and administrative	(2,323)	(1,635)	(688)	(2,352)	(1,698)	(654)	(2,679)	(1,980)	(699)
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$9,497	$14,978	$(5,481)	$19,321	$19,941	$(620)	$(8,140)	$13,740	$(21,880)
Depletion rate per barrel of oil equivalent	$11.00	$10.98	$59.97	$12.26	$11.96	$27.58	$15.59	$14.74	$37.48

Estimated Quantities of Proved Oil and Gas Reserves

The following table presents the Company’s estimate of its net proved oil and gas reserves as of December 31, 2010, 2011, and 2012.  The Company’s management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been predominately prepared by independent petroleum reserve engineers.Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company’s proved reserves are located in the continental United States and Canada.

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

	Total			United States			Canada
	Oil/NGL	Gas	Oil Equivalents	Oil/NGL	Gas	Oil Equivalents	Oil/NGL	Gas	Oil Equivalents
	(MBbl)	(MMcf)	(MBoe)	(MBbl)	(MMcf)	(MBoe)	(MBbl)	(MMcf)	(MBoe)
	(In thousands)
Proved developed and undeveloped reserves:
Balance at December 31, 2009	8,832	96,525	24,919	8,832	96,525	24,919	—	—	—
Revisions of previous estimates	1,067	729	1,189	1,067	729	1,189	—	—	—
Extensions and discoveries	1,329	1,456	1,572	1,252	1,066	1,430	77	390	142
Sales of minerals in place	(925)	(8,318)	(2,311)	(925)	(8,318)	(2,311)	—	—	—
Production	(509)	(5,479)	(1,422)	(508)	(5,479)	(1,421)	(1)	—	(1)
Balance at December 31, 2010	9,794	84,913	23,947	9,718	84,523	23,806	76	390	141
Revisions of previous estimates	2,290	(13,009)	122	2,290	(13,009)	122	—	—	—
Extensions and discoveries	2,703	4,393	3,435	2,326	1,837	2,632	377	2,556	803
Production	(568)	(4,222)	(1,272)	(554)	(4,160)	(1,247)	(14)	(62)	(25)
Balance at December 31, 2011	14,219	72,075	26,232	13,780	69,191	25,313	439	2,884	919
Revisions of previous estimates	1,574	(7,470)	328	1,774	(5,786)	809	(200)	(1,684)	(481)
Extensions and discoveries	5,809	6,983	6,973	5,809	6,983	6,973	—	—	—
Purchases of minerals in place	1	69	13	1	69	13	—	—	—
Sales of minerals in place	(850)	(6,376)	(1,913)	(850)	(6,376)	(1,913)	—	—	—
Production	(797)	(4,097)	(1,481)	(763)	(3,982)	(1,427)	(34)	(115)	(54)
Balance at December 31, 2012	19,956	61,184	30,152	19,751	60,099	29,768	205	1,085	384

	Total			United States			Canada
	Oil/NGL	Gas	Oil Equivalents	Oil/NGL	Gas	Oil Equivalents	Oil/NGL	Gas	Oil Equivalents
	(MBbl)	(MMcf)	(MBoe)	(MBbl)	(MMcf)	(MBoe)	(MBbl)	(MMcf)	(MBoe)
	(In thousands)
Proved Developed Reserves:
December 31, 2010	5,862	42,750	12,987	5,786	42,360	12,846	76	390	141

December 31, 2011	7,761	42,582	14,858	7,433	40,451	14,175	328	2,131	683

December 31, 2012	8,650	41,220	15,520	8,531	40,723	15,318	119	497	202

Proved Undeveloped Reserves:
December 31, 2010	3,932	42,163	10,959	3,932	42,163	10,959	—	—	—

December 31, 2011	6,460	29,493	11,376	6,348	28,740	11,138	112	753	238

December 31, 2012	11,306	19,964	14,634	11,220	19,376	14,450	86	588	184

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The Company’s proved oil and gas reserves have been estimated by the Company with the assistance of an independent petroleum engineering firm (DeGolyer & MacNaughton) as of December 31, 2010, 2011 and 2012. The following information has been prepared in accordance with SEC rules and accounting standards based on the 12-month first-day-of-the-month average prices in accordance with provisions of the Financial Accounting Standards Board’s Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas (Topic 932).” Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis and net operating losses associated with the properties.  Since prices used in the calculation are average prices for 2012, the standardized measure could vary significantly from year to year based on the market conditions that occurred during a given year.

The technical personnel responsible for preparing the reserve estimates at DeGolyer and MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer and MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis.    All reports by DeGolyer and MacNaughton were developed utilizing studies performed DeGolyer and MacNaughton assisted by the Engineering and Operations departments of Abraxas. Reserves are estimated by independent petroleum engineers.  The report of DeGolyer and MacNaughton dated February 26, 2013, which contains further discussions of the reserve estimates and evaluations prepared by DeGolyer and MacNaughton as well as the qualifications of DeGolyer and MacNaughton’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of proved reserves at December 31, 2010, 2011 and 2012 were based on studies performed by our independent petroleum engineers assisted by the Engineering and Operations departments of Abraxas.  The Engineering department is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering is the manager of this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and has 34 years of experience in reserve evaluations. The Vice President of Engineering is a Registered Professional Engineer in the State of Texas.  The operations department of Abraxas assisted in the process, and consists of three petroleum engineers with Bachelor degrees in Petroleum Engineering, and various other technical professionals.

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

Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure. The table below sets forth the Standardized Measure of our proved oil and gas reserves for the three years ended December 31, 2010, 2011 and 2012:

	Years Ended December 31,
	2010			2011			2012
	Total	U.S.	Canada	Total	U.S.	Canada	Total	U.S.	Canada
	(In thousands)
Future cash inflows	$1,020,286	$1,012,829	$7,457	$1,471,352	$1,420,013	$51,339	$1,784,920	$1,766,515	$18,405
Future production costs	(391,396)	(389,395)	(2,001)	(544,970)	(532,056)	(12,914)	(642,706)	(634,903)	(7,803)
Future development costs	(164,135)	(163,085)	(1,050)	(228,804)	(224,254)	(4,550)	(328,554)	(324,704)	(3,850)
Future income tax expense	—	—	—	(106,839)	(104,279)	(2,560)	(149,625)	(149,625)	—
Future net cash flows	464,755	460,349	4,406	590,739	559,424	31,315	664,035	657,283	6,752
Discount	(267,762)	(266,041)	(1,721)	(321,657)	(310,516)	(11,141)	(385,890)	(383,271)	(2,619)
Standardized Measure of discounted future net cash relating to proved reserves	$196,993	$194,308	$2,685	$269,082	$248,908	$20,174	$278,145	$274,012	$4,133

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following is an analysis of the changes in the Standardized Measure:

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Standardized Measure, beginning of year	$150,529	$196,993	$269,082
Sales and transfers of oil and gas produced, net of production costs	(32,261)	(37,171)	(37,080)
Net change in prices and development and production costs from prior year	70,311	92,886	60,710
Extensions, discoveries, and improved recovery, less related costs	14,508	47,765	73,236
Sales of minerals in place	(18,868)	—	(20,089)
Purchased of minerals in place	—	—	131
Revisions of previous quantity estimates	9,694	1,329	3,355
Change in timing and other	(11,973)	(23,501)	(88,309)
Change in future income tax expense	—	(28,918)	(9,799)
Accretion of discount	15,053	19,699	26,908
Standardized Measure, end of year	$196,993	$269,082	$278,145

The standardized measure is based on the following oil and gas prices over the life of the properties as of the following dates:

	Year Ended December 31,
	2010	2011	2012
Oil (per Bbl) (1)	$79.43	$96.19	$95.14
Gas (per MMbtu) (2)	4.45	4.16	2.86
Oil (per Bbl) (3)	70.72	88.58	88.26
Gas (per MMBtu) (4)	3.91	3.73	2.61
NGL’s (per Bbl) (5)	55.60	50.21	36.76

_____________________
(1)	The quoted oil price for the year ended December 31, 2010, 2011 and 2012 is the 12-month average first-day-of-the-month West Texas Intermediate spot price for each month of 2010, 2011 and 2012.

(2)	The quoted gas price for the year ended December 31, 2010, 2011 and 2012 is the 12-month average first-day-of-the-month Henry Hub spot price for each month of 2010, 2011 and 2012.

(3)	The oil price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.

(4)	The gas price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.

(5)	The NGL price is the realized price as of December 31 of each year after the appropriate differentials have been applied.

Exhibit Index

10.9	Employment Agreement between Abraxas and Geoffrey R. King (Filed herewith)

23.1	Consent of BDO USA, LLP. (Filed herewith).

23.2	Consent of DeGolyer & MacNaughton. (Filed herewith).

31.1	Certification – Chief Executive Officer. (Filed herewith).

31.2           Certification – Chief Financial Officer. (Filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Report of DeGolyer and MacNaughton with respect to oil and reserves of Abraxas Petroleum. (Filed herewith).