Form 10-Q
period 2013-03-31
ABRAXAS PETROLEUM CORP
filed 2013-05-10
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of May 6, 2013 was 92,799,262.

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

“Standardized Measure” means estimated future net revenue, discounted at a rate of 10% per annum, after income taxes and with no price or cost escalation or de-escalation, calculated in accordance with Accounting Standards Codification (“ASC”) 932, “Disclosures About Oil and Gas Producing Activities.”

ABRAXAS PETROLEUM CORPORATION
FORM 10 – Q

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

Abraxas Petroleum Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$154	$2,061
Accounts receivable, net:
Joint owners	11,835	8,883
Oil and gas production	16,768	10,887
Other	618	661
	29,221	20,431

Derivative asset – current	92	41
Assets held for sale	2,746	—
Other current assets	555	488
Total current assets	32,768	23,021

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	576,311	563,317
Unproved properties excluded from depletion	3,499	2,089
Other property and equipment	38,196	37,833
Total	618,006	603,239
Less accumulated depreciation, depletion, and amortization	(396,816)	(390,407)
Total property and equipment – net	221,190	212,832

Deferred financing fees, net	3,061	3,397
Derivative asset – long-term	381	594
Other assets	761	763
Total assets	$258,161	$240,607

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,109	$42,387
Oil and gas production payable	14,257	6,947
Accrued interest	96	75
Other accrued expenses	1,330	962
Derivative liability – current	4,216	3,462
Current maturities of long-term debt	1,155	657
Total current liabilities	66,163	54,490

Long-term debt, excluding current maturities	129,556	124,101
Other liabilities	366	367
Derivative liability – long-term	3,244	3,568
Future site restoration	11,201	11,381
Total liabilities	210,530	193,907

Stockholders’ Equity
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares; -0- issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares; 92,734,262 and 92,733,448 issued and outstanding	927	927
Additional paid-in capital	251,472	250,998
Accumulated deficit	(204,661)	(205,256)
Accumulated other comprehensive (loss) income	(107)	31
Total stockholders’ equity	47,631	46,700
Total liabilities and stockholders’ equity	$258,161	$240,607

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Condensed Consolidated Statements of Operations
 (Unaudited)
(in thousands except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
Oil and gas production revenues	$21,163	$16,379
Other	33	14
	21,196	16,393
Operating costs and expenses:
Lease operating expenses	6,462	5,934
Production taxes	1,927	1,496
Depreciation, depletion, and amortization	6,509	4,838
General and administrative (including stock-based compensation of $474 and $477, respectively)	2,530	1,901
	17,428	14,169
Operating income	3,768	2,224

Other (income) expense:
Interest income	(1)	(1)
Interest expense	1,208	1,195
Amortization of deferred financing fees	333	30
Loss on derivative contracts ($621 and $876 unrealized)	1,546	924
Earnings from equity method investment	—	(783)
Other	87	42
	3,173	1,407
Net income	$595	$817

Net income per common share – basic	$0.01	$0.01

Net income per common share – diluted	$0.01	$0.01

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Condensed Consolidated Statements of
Other Comprehensive Income (Loss)
 (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Consolidated net income	$595	$817
Other comprehensive income (loss):
Change in unrealized value of investments	(7)	(4)
Foreign currency translation adjustment	(131)	285
Other comprehensive (loss) income	(138)	281
Comprehensive income	$457	$1,098

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$595	$817
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Equity in gain of joint venture	—	(783)
Change in derivative fair value	592	512
Monetization of derivative contracts	—	12,364
Depreciation, depletion, and amortization	6,509	4,838
Amortization of deferred financing fees	333	30
Accretion of future site restoration	172	116
Stock-based compensation	474	477
Changes in operating assets and liabilities:
Accounts receivable	(8,804)	(506)
Other	(69)	(101)
Accounts payable and accrued expenses	10,111	8,024
Net cash provided by operating activities	9,913	25,788

Investing Activities
Capital expenditures, including purchases and development of properties	(17,773)	(26,126)
Net cash used in investing activities	(17,773)	(26,126)

Financing Activities
Proceeds from long-term borrowings	12,000	4,500
Payments on long-term borrowings	(6,047)	(4,044)
Deferred financing fees	—	(72)
Exercise of stock options	—	59
Other	—	(105)
Net cash provided by financing activities	5,953	338
Effect of exchange rate changes on cash	—	—
Decrease in cash	(1,907)	—
Cash and equivalents, at beginning of period	2,061	—
Cash and equivalents, at end of period	$154	$—

Supplemental disclosure of cash flow information:
Interest paid	$1,016	$1,126

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(tabular amounts in thousands, except per share data)

Note 1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations, and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim consolidated financial statements have not been audited by our independent registered public accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and the cash flows for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table summarizes the Company’s stock-based compensation expense related to stock options for the periods presented:

Three Months Ended March 31,
2013	2012
$362	$346

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2012	4,761	$2.77	$1.98
Granted	—	—	—
Exercised	(1)	0.68	0.32
Outstanding, March 31, 2013	4,760	$2.77	$1.86

 Additional information related to stock options at March 31, 2013 and December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012
Options exercisable	3,544	2,992

As of March 31, 2013, there was approximately $2.2 million of unamortized compensation expense related to outstanding stock options that will be recognized in 2013 through 2016.

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

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2012	482	$3.09
Granted	—	—
Vested/Released	(38)	1.77
Forfeited	—	—
Unvested, March 31, 2013	444	$3.20

The following table summarizes the Company’s stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended March 31,
2013	2012
$112	$131

As of March 31, 2013, there was approximately $1.0 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized in 2013 through 2015.

Assets Held for Sale

        During the first quarter of 2013 the Company sold certain non-core properties to various parties. The Company's assets sold in the first quarter of 2013 are presented separately as "Assets held for sale" in the condensed consolidated balance sheet at March 31, 2013. Assets held for sale were recorded at the amount of the sales proceeds with a corresponding reduction to the full cost pool. As the sale was not significant under full cost accounting rules, no gain or loss was recognized. Proceeds from these sales were received in April 2013.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of the unamortized capitalized cost or the cost ceiling. The ceiling cost is calculated as PV-10, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. We calculate the projected income tax effect using the “short-cut” method for the cost ceiling test calculation. Costs in excess of the cost ceiling are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties, except where the sale or disposition causes a significant change in the relationship between capitalized cost and the estimated quantity of proved reserves. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At March 31, 2013, our net capitalized costs of oil and gas properties in the United States and Canada did not exceed the cost ceiling of our estimated proved reserves.

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

The following table summarizes the Company’s asset retirement obligation transactions for the three months ended March 31, 2013 and the year ended December 31, 2012:

	March 31, 2013	December 31, 2012
Beginning asset retirement obligation	$11,381	$8,412
New wells placed on production and other	81	330
Deletions related to property disposals and plugging costs	(431)	(423)
Accretion expense	172	474
Revisions	(2)	2,588
Ending asset retirement obligation	$11,201	$11,381

Working Capital (Deficit)

At March 31, 2013, our current liabilities of approximately $66.2 million exceeded our current assets of $32.8 million resulting in a working capital deficit of $33.4 million. This compares to a working capital deficit of $31.5 million at December 31, 2012. Current assets at March 31, 2013 primarily consisted of accounts receivable of $29.2 million and assets held for sale of $2.7 million. Current liabilities at March 31, 2013 primarily consisted of trade payables of $45.1 million, revenues due third parties of $14.3 million, current portion of derivative liabilities of $4.2 million, current maturities of long-term debt of $1.2 million and accrued liabilities of $1.3 million.

Note 2. Joint Venture

On August 18, 2010, Abraxas Petroleum and its wholly-owned subsidiary, Abraxas Operating, LLC, contributed 8,333 net acres in the Eagle Ford Shale play to Blue Eagle Energy, LLC (“Blue Eagle”) and received a $25.0 million equity interest in Blue Eagle pursuant to the terms of the Subscription and Contribution Agreement among Abraxas Petroleum, Abraxas Operating, Blue Eagle and Rock Oil Company, LLC (“Rock Oil”) formerly known as Blue Stone Oil & Gas, LLC. Simultaneously, Rock Oil contributed $25.0 million in cash to Blue Eagle for a $25.0 million equity interest. Blue Eagle was dissolved effective August 31, 2012.

Through August 31, 2012 we accounted for the joint venture under the equity method of accounting in accordance with ASC 323. Under this method, Abraxas’ share of net income (loss) from the joint venture is reflected as an increase (decrease) in its investment account in “Investment in joint venture” and was also recorded as equity investment income (loss) in “Equity in (income) loss of joint venture.” For the three months ended March 31, 2012 we reported income of $0.8 million related to Blue Eagle.

The following is condensed financial data from Blue Eagle’s March 31, 2012 financial statements:

Three Months Ended
Statement of Operations:	March 31, 2012

Revenue	$3,821
Operating expenses	2,128
Other (income) expense	(1)
Net income	$1,694

Note 3.  Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three months ended March 31, 2013, there were no current or deferred income tax expense or benefit due to losses and/or loss carryforwards and valuation allowances which have been recorded against such benefits.

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

 Note 4. Long-Term Debt

The following table summarizes the Company’s long-term debt:

	March 31, 2013	December 31, 2012
Credit facility	$119,000	$113,000
Rig loan agreement	7,000	7,000
Real estate lien note	4,711	4,758
	130,711	124,758
Less current maturities	(1,155)	(657)
	$129,556	$124,101

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of March 31, 2013, $119.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. As of December 31, 2012 we had a borrowing base of $150.0 million. On April 4, 2013, the facility was amended and increased to $155.0 million. On May 9, 2013; the facility was amended to state the terms of the April 4, 2013 amendment were effective March 31, 2013.  Unless redetermined otherwise based on new reserve and production information from the June 30, 2013 engineering report, the borrowing base will reduce to $145.0 million on October 1, 2013. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our Proved reserves securing the facility, utilizing these reserve reports, and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base was increased to $155.0 million based upon our reserve report dated December 31, 2012. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.25—2.25%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 2.25%—3.25%, depending on the utilization of the borrowing base. At March 31, 2013 the interest rate on the credit facility was 3.2% based on 1-month LIBOR borrowings and the level of utilization.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  We are also required as of the last day of each quarter to maintain a debt to EBITDAX ratio as of the last day of each quarter of not more than 4.00 to 1.00. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income, franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts minus all non-cash items of income which were included in determining consolidated net income, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, Raven Drilling’s  rig loan and obligations with respect to surety bonds and derivative contracts.

At March 31, 2013, we were in compliance with all of our debt covenants.  As of March 31, 2013, the interest coverage ratio was 6.45 to 1.00, the total debt to EBITDAX ratio was 3.99 to 1.00 and our current ratio was 1.05 to 1.00.

The credit facility contains a number of covenants that, among other things, restrict our ability to:

●	incur or guarantee additional indebtedness;

●	transfer or sell assets;

●	create liens on assets;

●	engage in transactions with affiliates other than on an “arm’s length” basis;

●	make any change in the principal nature of our business; and

●	permit a change of control.

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

On February 14, 2012, Raven Drilling finalized the note with respect to the rig loan agreement.  The principal amount of the note is $7.0 million and bears interest at 4.26%.  Interest only is due for the first 18-months of the note and thereafter, the note will amortize in full over the remaining life of the note.  Interest and principal, when required, is payable monthly.  Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of March 31, 2013, $7.0 million was outstanding under the rig loan agreement.

Abraxas Petroleum has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters. This note was refinanced in November 2008.  The note was modified on April 4, 2013, reducing the interest to a fixed rate of 4.0%, effective March 13, 2013 and is payable in monthly installments of principal and interest of $33,763 based on a twenty year amortization. The note matures in May 2015 at which time the outstanding balance becomes due. The note is secured by a first lien deed of trust on the property and improvements. As of March 31, 2013, $4.7 million was outstanding on the note.

Note 5. Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$595	$817
Denominator:
Denominator for basic income per share -
Weighted-average shares	92,290	91,745

Effect of dilutive securities:
Stock options and restricted stock	974	1,860

Denominator for diluted income per share -
Weighted-average shares and assumed conversions	93,264	93,605

Net income per common share – basic	$0.01	$0.01

Net income per common share – diluted	$0.01	$0.01

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

The following table sets forth our derivative contracts at March 31, 2013:

	Fixed Price Swap
	Oil – WTI		Oil - Brent
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)
2013	1,007	$84.76	510	$105.00
2014	687	$94.16	505	$100.56
2015	560	$83.03	500	$97.04
2016	963	$84.10	—	$—
2017	500	$84.18	—	$—

At March 31, 2013, the aggregate fair value of our commodity derivative contracts was a liability of approximately $7.0 million.

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value of Derivative Instruments as of March 31, 2013
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$92	Derivatives – current	$4,216
Commodity price derivatives	Derivatives - long-term	381	Derivatives - long-term	3,244
		$473		$7,460

Fair Value of Derivative Instruments as of December 31, 2012
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$41	Derivatives – current	$3,462
Commodity price derivatives	Derivatives – long-term	594	Derivatives – long-term	3,568
		$635		$7,030

Gains and losses from derivative activities are reflected as “Loss on derivative contracts” in the accompanying condensed consolidated statements of operations.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Assets:
Investment in common stock	$71	$—	$—	$71
NYMEX Fixed Price Derivative contracts	—	473	—	473
Total Assets	$71	$473	$—	$544
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$7,460	$—	$7,460
Total Liabilities	$—	$7,460	$—	$7,460

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Investment in common stock	$78	$—	$—	$78
NYMEX Fixed Price Derivative contracts	—	635	—	635
Total Assets	$78	$635	$—	$713
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$7,030	$—	$7,030
Total Liabilities	$—	$7,030	$—	$7,030

The Company has an investment in Insignia Energy Ltd, the surviving entity in the merger with a former subsidiary, consisting of shares of common stock. The stock is actively traded on the Toronto Stock Exchange. This investment is valued at its quoted price as of March 31, 2013 and December 31, 2012 in U.S. dollars. Accordingly, this investment is characterized as Level 1.

The Company’s derivative contracts consist of NYMEX-based fixed price commodity swaps and Brent-based fixed price commodity swaps. The NYMEX-based and Brent based fixed price derivative contracts are indexed to their respective futures contracts, which are actively traded for the underlying commodity and commonly used in the energy industry. As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2.

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

Note 8. Business Segments

The following tables provide the Company’s geographic operating segment data for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	U.S	Canada	Corporate	Total
Revenues:
Oil and gas production	$20,558	$605	$—	$21,163
Other	—	—	33	33
	20,558	605	33	21,196
Expenses:
Lease operating	5,804	658	—	6,462
Production taxes	1,927	—	—	1,927
Depreciation, depletion and amortization	6,214	233	62	6,509
General and administrative	475	155	1,900	2,530
Net interest	166	6	1,035	1,207
Amortization of deferred financing fees	—	—	333	333
Loss on derivative contracts	—	—	1,546	1,546
Other	—	—	87	87
Net income (loss)	$5,972	$(447)	$(4,930)	$595

	Three Months Ended March 31, 2012
	U.S	Canada	Corporate	Total
Revenues:
Oil and gas production	$15,875	$504	$—	$16,379
Other	—	—	14	14
	15,875	504	14	16,393
Expenses (income):
Lease operating	5,709	225	—	5,934
Production taxes	1,496	—	—	1,496
Depreciation, depletion and amortization	4,558	218	62	4,838
General and administrative	326	121	1,454	1,901
Net interest	112	4	1,078	1,194
Amortization of deferred financing fees	—	—	30	30
Equity in gain of joint venture	—	—	(783)	(783)
Loss on derivative contracts	—	—	924	924
Other	—	—	42	42
Net income (loss)	$3,674	$(64)	$(2,793)	$817

The following table provides the Company’s geographic asset data as of March 31, 2013 and December 31, 2012:

Segment Assets:	March 31, 2013	December 31, 2012
United States	$237,480	$223,253
Canada	8,198	7,053
Corporate	12,483	10,301
	$258,161	$240,607

Note 9. Contingencies – Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2013, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

The results of operations set forth below do not include our interest in the operations of Blue Eagle which was dissolved effective August 31, 2012.

Except as otherwise noted, all tabular amounts are in thousands except per unit values.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Factors Affecting Our Financial Results

While we have attained positive net income in two of the last five years, there can be no assurance that operating income and net earnings will be achieved in future periods. Our financial results depend upon many factors which significantly affect our results of operations including the following:

•	commodity prices and the effectiveness of our hedging arrangements;

•	the level of total sales volumes of oil and gas;

•	the availability of and our ability to raise additional capital resources and provide liquidity to meet cash flow needs;

•	the level of and interest rates on borrowings; and

•	the level and success of exploration and development activity

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

During the three months ended March 31, 2013, the New York Mercantile Exchange (NYMEX) price for West Texas Intermediate crude oil (WTI) averaged $94.36 per barrel as compared to $103.03 per barrel during the three months ended March 31, 2012. NYMEX spot prices for gas averaged $3.48 per MMBtu for the three months ended March 31, 2013 compared to $2.44 per MMBtu for the same period of 2012. Prices closed the quarter ended March 31, 2013 at $97.23 per Bbl of oil and $3.48 per MMBtu of gas. The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

●	basis differentials which are dependent on actual delivery location;

●	adjustments for BTU content;

●	quality of the hydrocarbons; and

●	gathering, processing and transportation costs.

The following table sets forth our average differentials for the three months ended March 31, 2013 and 2012:

	Oil - WTI		Gas – Henry Hub
	2013	2012	2013	2012
Average realized price (1)	$90.62	$91.42	$3.02	$2.16
Average NYMEX price	$94.36	$103.03	$3.48	$2.44
Differential	$(3.74)	$(11.61)	$(0.46)	$(0.28)

(1)	excludes the impact of derivative activities

Increases in the differential between the NYMEX price and the realized price we receive have in the past, and could in the future, significantly reduce our revenues and cash flow from operations.

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. By removing a significant portion of price volatility on our future production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have sustained and, in the future, will sustain realized and unrealized losses on our derivative contracts when market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will recognize realized and unrealized gains on our commodity derivative contracts. In the three months ended March 31, 2013, we recognized a realized loss of $0.9 million and an unrealized loss of $0.6 million on our commodity swaps. In the three months ended March 31, 2012, we recognized a realized gain of $0.5 million and an unrealized loss of $1.3 million on our commodity swaps. We have not designated any of these derivative contracts as a hedge as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at March 31, 2013:

	Fixed Price Swap
	Oil – WTI		Oil - Brent
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)
2013	1,007	$84.76	510	$105.00
2014	687	$94.16	505	$100.56
2015	560	$83.03	500	$97.04
2016	963	$84.10	—	$—
2017	500	$84.18	—	$—

At March 31, 2013, the aggregate fair value of our oil and gas derivative contracts was a liability of approximately $7.0 million.

Production Volumes

Our proved reserves will decline as oil and gas are produced, unless we find, acquire or develop additional properties containing Proved reserves or conduct successful exploration and development activities in a timely manner. Based on the reserve information set forth in our reserve estimates as of December 31, 2012, the average annual estimated decline rate for our net proved developed producing reserves is 13% during the first five years, 8% in the next five years, and approximately 7% thereafter.  These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and prior property sales. Our ability to acquire or find additional reserves will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects.

We had capital expenditures of $17.7 million during the three months ended March 31, 2013. We have a capital expenditure budget for 2013 of $70.0 million.  Approximately 68% of the 2013 budget will be spent on unconventional horizontal oil wells in the Bakken/Three Forks in the Rocky Mountain region, approximately 27% in the Eagle Ford Shale play in South Texas with the remainder targeting conventional oil plays in the Permian Basin region and in the province of Alberta, Canada.  The 2013 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  As of March 31, 2013, we had $31.0 million of availability under our credit facility.

Exploration and Development Activity

We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2012, we operated properties accounting for approximately 81% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. Over the five years ended December 31, 2012, we drilled or participated in 146 gross (41.29 net) wells, of which 99% were commercially productive.

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

Operational Update

Eagle Ford Shale

In McMullen County, Texas, the Mustang 3H averaged 1,184 boepd (1,070 barrels of oil per day, 684 mcf of natural gas per day) on a restricted choke over its first 30 days of production.   The Mustang 2H was successfully completed with a 19 stage fracture stimulation and is currently flowing to sales at reasonable rates.  The Sting Ray A 1H, the Company’s first 7,500 foot lateral well, has been drilled and cased to 17,554 feet.   The well is scheduled to be completed with an approximately 28 stage completion in May.   Abraxas is currently drilling its ninth well at WyCross, the Corvette A 1H, below 9,500 feet.   Abraxas owns an 18.75% working interest in the Mustang 3H, Mustang 2H and Sting Ray A 1H and a 25% working interest in the Corvette A 1H.

Williston Basin

In McKenzie County, North Dakota, the Company recently drilled and cased the lateral of the Lillibridge 2H to 19,529 feet.   Abraxas is currently spudding the lateral of the Lillibridge 1H.  After drilling and casing the lateral of the 1H, all four wells will be simultaneously completed in June.  Abraxas owns a working interest of approximately 34% in the Lillibridge East PAD. Also in McKenzie County, the Ravin 3H averaged 627 boepd (472 barrels of oil per day, 928 mcf of natural gas per day) on a restricted choke over its first 30 days of production.  Abraxas owns a 49% working interest in the Ravin 3H.

Results of Operations

The following table sets forth certain of our consolidated operating data for the periods presented:

	Three Months Ended March 31,
	2013	2012
Operating revenue: (1)
Oil sales	$17,184	$13,393
Gas sales	2,852	2,061
NGL sales	1,127	925
Other	33	14
	$21,196	$16,393

Operating income	$3,768	$2,224

Oil sales (MBbl)	190	147
Gas sales (MMcf)	945	954
NGL sales (MBbl)	32	21
BOE sales	379	327
Average oil sales price (per Bbl) (1)	$90.62	$91.42
Average gas sales price (per Mcf) (1)	$3.02	$2.16
Average NGL sales price (per Bbl)	$34.88	$43.89
Average oil equivalent price (Boe)	$55.77	$50.15

(1)	Revenue and average sales prices are before the impact of derivative activities.

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Operating Revenue. During the three months ended March 31, 2013, operating revenue increased to $21.2 million compared to $16.4 million during the same period of 2012. The increase was primarily due to increased oil and NGL sales volumes during the three months ended March 31, 2013 as compared to the same period of 2012. Higher realized prices for gas partially offset by lower oil and NGL prices also contributed to the increase in revenue. The overall increase in sales volumes contributed $4.3 million to revenue for the period and increased gas prices, net of the decrease in oil and NGL prices contributed $0.5 million.

Oil sales volumes increased to 190 MBbls for the three months ended March 31, 2013 from 147 MBbls for the same period of 2012. The increase in oil sales volumes was due to new wells being brought on line, offset by natural field declines. New wells brought onto production since the first quarter of 2012 contributed 55 MBbls to production for the three months ended March 31, 2013. Gas sales volumes decreased to 945 MMcf for the three months ended March 31, 2013 from 954 MMcf for the same period of 2012. The decrease in gas sales volumes was due to natural field declines and our de-emphasis on gas projects.  NGL sales volumes increased to 32 MBbl for the three months ended March 31, 2013 from 21 MBbl for the same period of 2012. The increase in NGL sales was primarily due to increased gas production in West Texas, South Texas (primarily in the Eagle Ford play) and North Dakota that has a higher NGL content than our historical gas production.

Lease Operating Expenses (“LOE”). LOE for the three months ended March 31, 2013 increased to $6.5 million from $5.9 million for the same period in 2012. The increase in LOE was primarily due to new wells brought on line since the first quarter of 2012 as well as workovers performed during the quarter. LOE per Boe for the three months ended March 31, 2013 was $17.03 compared to $18.17 for the same period of 2012.  The decrease per Boe was primarily due to higher sales volumes, offset by higher cost for the three months ended March 31, 2013 as compared to the same period of 2012.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended March 31, 2013 increased to $1.9 million from $1.5 million for the same period of 2012. Increased production taxes resulting from higher sales volumes were somewhat offset by lower oil and NGL prices for the first quarter of 2013 as compared to the same period of 2012.

General and Administrative (“G&A”) Expenses. G&A expenses, excluding stock-based compensation, for the three months ended March 31, 2013 increased to $2.1 million from $1.4 million for the same period of 2012. The increase in G&A expense was primarily related to professional fees incurred in connection with a proxy contest in 2013. G&A expense per Boe was $5.42 for the three months ended March 31, 2013 compared to $4.36 for the same period of 2012. The increase per Boe was primarily due to increased G&A expense for the three months ended March 31, 2013 compared to the same period in 2012, partially offset by higher sales volumes.

Stock-based Compensation.  Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended March 31, 2013 and 2012, stock-based compensation was approximately $474,000 and $477,000, respectively. There were no options granted during the first quarter of 2013.

Depreciation, Depletion and Amortization (“DD&A”) Expenses. DD&A expense for the three months ended March 31, 2013 increased to $6.5 million from $4.8 million for same period of 2012. The increase in DD&A expense was primarily the result of increased future development cost in our 2013 year-end reserve report as well as increased production for the three months ended March 31, 2013 as compared to the same period of 2012. DD&A expense per Boe for the three months ended March 31, 2013 was $17.15 compared to $14.82 in 2012.

Interest Expense. Interest expense for the three months ended March 31, 2013 and 2012 was flat at $1.2 million for each period. A slight increase in debt levels was offset by lower interest rates.

Loss on derivative contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Management has elected not to apply hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and interest rate swaps. The estimated value of our derivative contracts was a liability of approximately $7.0 million as of March 31, 2013 consisting of commodity derivative contracts. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the three months ended March 31, 2013, we realized a loss on our commodity derivative contracts of $0.9 million. For the three months ended March 31, 2013, we incurred an unrealized loss of $0.6 million on our commodity derivative contracts.  For the three months ended March 31, 2012, we realized a loss on our derivative contracts of $0.05 million, which included a realized gain of $0.5 million on our commodity swaps and a realized loss of $0.6 million on our interest rate swap.  For the three months ended March 31, 2012, we incurred an unrealized loss of $0.9 million on our derivative contracts, which included an unrealized loss of $1.3 million on our commodity swaps and an unrealized gain of $0.4 million on our interest rate swap. Our interest rate swap expired in August of 2012.

 Equity in (gain) loss of joint venture. We accounted for Blue Eagle under the equity method of accounting. Under this method, Abraxas’ share of net income (loss) from the joint venture was reflected as an increase (decrease) in its investment account in “Investment in joint venture” and was also recorded as equity investment income (loss) in “Earnings from equity method investment.” For the three months ended March 31, 2012, our net equity interest in the joint venture’s income was $0.8 million. The joint venture was dissolved on September 4, 2012, effective August 31, 2012, with the assets being distributed to the joint venture partners. The dissolution of the joint venture was accounted for with the net investment in the joint venture being added to our full cost pool.

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

Working Capital (Deficit). At March 31, 2013, our current liabilities of approximately $66.2 million exceeded our current assets of $32.8 million resulting in a working capital deficit of $33.4 million. This compares to a working capital deficit of $31.5 million at December 31, 2012. Current assets at March 31, 2013 primarily consist of accounts receivable of $29.2 million and assets held for sale of $2.7 million. Current liabilities at March 31, 2013 primarily consisted of trade payables of $45.1 million, revenues due third parties of $14.3 million, current portion of derivative liabilities of $4.2 million, current maturities of long-term debt of $1.2 million and accrued liabilities of $1.3 million.

Capital expenditures. Capital expenditures during the three months ended March 31, 2013 were $17.8 million compared to $26.1 million during the same period of 2012.

The table below sets forth the components of these capital expenditures:

	Three Months Ended March 31,
	2013	2012
Expenditure category:
Development	$17,410	$22,773
Facilities and other	363	3,353
Total	$17,773	$26,126

During the three months ended March 31, 2013, capital expenditures were primarily for development of our existing oil and gas properties. During the three months ended March 31, 2012, capital expenditures were primarily for development of our existing oil and gas properties and the completion of the refurbishment of our drilling rig. We anticipate making capital expenditures in 2013 of $70.0 million. The 2013 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise.  Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$9,913	$25,788
Net cash used in investing activities	(17,773)	(26,126)
Net cash provided by financing activities	5,953	338
Total	$(1,907)	$—

Operating activities during the three months ended March 31, 2013 provided $9.9 million of cash compared to providing $25.8 million in the same period of 2012.  Net income plus non-cash expense items during the three months ended March 31, 2013 and 2012 and net changes in operating assets and liabilities accounted for most of these funds, in addition the monetization of our gas hedges on March 12, 2012 which provided $12.4 million.  Investing activities used $17.8 million during the three months ended March 31, 2013 compared to using $26.1 million for the same period of 2012. Funds used during the three months ended March 31, 2013 were expenditures for the development of our existing properties.  Funds used during the three months ended March 31, 2012 were expenditures for the development of our existing properties and the completion of the refurbishment of our drilling rig.  Financing activities provided $6.0 million for the three months ended March 31, 2013 compared to providing $0.3 million for the same period in 2012. Funds provided during the three months ended March 31, 2013 were primarily proceeds from our credit facility. Funds provided during the three months ended March 31, 2012 were primarily proceeds from borrowings under the rig loan.

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

We have in the past, and may, in the future, sell producing properties. Most recently, in the first quarter of 2013 we sold certain non-core assets for net proceeds of $2.7 million and in the third quarter of 2012, we sold certain non-core assets for combined net proceeds of approximately $21.5 million. The net proceeds were used to repay outstanding indebtedness under our credit facility and general corporate purposes.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2013:

	Payments due in twelve month periods ending:
	Total	March 31, 2014	March 31, 2015-2016	March 31, 2017-2018	Thereafter
Long-term debt (1)	$130,711	$1,155	$127,448	$2,108	$—
Interest on long-term debt (2)	1,080	477	555	48	—
Lease obligations (3)	49	49	—	—	—
Total	$131,840	$1,681	$128,003	$2,156	$—

(1)	These amounts represent the balances outstanding under our credit facility, the rig loan agreement and the real estate lien note. These repayments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3)	Lease on office space in Calgary, Alberta, which expires on January 31, 2014 and office space in Dickinson, North Dakota, which expires on August 31, 2013.

We maintain a reserve for cost associated with the retirement of tangible long-lived assets. At March 31, 2013, our reserve for these obligations totaled $11.2 million for which no contractual commitment exists. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At March 31, 2013, we had no existing off-balance sheet arrangements, as defined under SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At March 31, 2013, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on the Company.

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

Long-Term Indebtedness

The following table summarizes the Company’s long-term debt:

	March 31, 2013	December 31, 2012
Credit facility	$119,000	$113,000
Rig loan agreement	7,000	7,000
Real estate lien note	4,711	4,758
	130,711	124,758
Less current maturities	(1,155)	(657)
	$129,556	$124,101

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of March 31, 2013, $119.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. As of December 31, 2012 we had a borrowing base of $150.0 million. . On April 4, 2013, the facility was amended and increased to $155.0 million. On May 9, 2013; the facility was amended to state the terms of the April 4, 2013 amendment were effective March 31, 2013.  .  Unless redetermined otherwise based on new reserve and production information from the June 30, 2013 engineering report, the borrowing base would reduce to $145.0 million on October 1, 2013. We will be submitting a reserve report dated June 30, 2013 to the lenders during the third quarter of 2013. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our Proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base was increased to $155.0 million based upon our reserve report dated December 31, 2012. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.25—2.25%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 2.25%—3.25%, depending on the utilization of the borrowing base. At March 31, 2013, the interest rate on the credit facility was 3.2% based on 1-month LIBOR borrowings and level of utilization.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  We are also required as of the last day of each quarter to maintain a total debt to EBITDAX ratio as of the last day of each quarter of not more than 4.00 to 1.00. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income, franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts minus all non-cash items of income which were included in determining consolidated net income, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, Raven Drilling rig loan and obligations with respect to surety bonds and derivative contracts.

At March 31, 2013, we were in compliance with all of our debt covenants.   As of March 31, 2013, the interest coverage ratio was 6.45 to 1.00, the total debt to EBITDAX ratio was 3.99 to 1.00 and our current ratio was 1.05 to 1.00.

The credit facility contains a number of covenants that, among other things, restrict our ability to:

●	incur or guarantee additional indebtedness;

●	transfer or sell assets;

●	create liens on assets;

●	engage in transactions with affiliates other than on an “arm’s length” basis;

●	make any change in the principal nature of our business; and

●	permit a change of control.

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

On February 14, 2012, Raven Drilling finalized the note with respect to the rig loan agreement.  The principal amount of the note is $7.0 million and bears interest at 4.26%.  Interest only is due for the first 18-months of the note and thereafter, the note will amortize in full over the remaining life of the note.  Interest and principal, when required, is payable monthly.  Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of March 31, 2013, $7.0 million was outstanding under the rig loan agreement.

Abraxas Petroleum has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters. This note was refinanced in November 2008.  The note was modified on April 4, 2013, reducing the interest to a fixed rate of 4.0%, effective March 13, 2013 and is payable in monthly installments of principal and interest of $33,763 based on a twenty year amortization. The note matures in May 2015 at which time the outstanding balance becomes due. The note is secured by a first lien deed of trust on the property and improvements. As of March 31, 2013, $4.7 million was outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments.

The following table sets forth our derivative contract position as of March 31, 2013:

	Fixed Price Swap
	Oil – WTI		Oil - Brent
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)
2013	1,007	$84.76	510	$105.00
2014	687	$94.16	505	$100.56
2015	560	$83.03	500	$97.04
2016	963	$84.10	—	$—
2017	500	$84.18	—	$—

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

 See “—Quantitative and Qualitative Disclosures about Market Risk—Derivative Instruments” for further information.

Net Operating Loss Carryforwards.

At December 31, 2012, we had, subject to the limitation discussed below, $169.6 million of net operating loss carryforwards for U.S. tax purposes and $15.0 million for Canadian tax purposes. The U.S. loss carryforwards will expire through 2032 and the Canadian carryforward will expire in 2032, if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10 “Income Taxes”. Therefore, we have established a valuation allowance of $89.7 million for deferred tax assets at December 31, 2012.

We account for uncertain tax positions under the provisions of ASC 740-10. ASC 740-10 did not have any effect on the Company’s financial position or results of operations for the three months  ended March 31, 2013. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2002 through 2012 remain open to examination by the tax jurisdictions to which the Company is subject. The Company and Abraxas Energy Partners, L.P., which was merged into a wholly owned subsidiary of Abraxas, have undergone an audit of their 2009 Federal income tax returns. The audit of the Federal income tax return of Abraxas Energy Partners, L.P. was completed with no changes. The audit of Abraxas Petroleum Corporation resulted in a notice of proposed adjustment of $619,000. The Company does not agree with the findings and intends to aggressively appeal the proposed adjustment; however, no assurances can be made that such appeals will be successful. For the year ended December 31, 2012, the Company accrued $310,000 in income tax expense related to the recent audit of its 2009 Federal tax return. This amount was determined by an analysis of what the amount that is greater than 50% likely to be paid upon final settlement

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the three months ended March 31, 2013, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $2.1 million; however, due to the derivative contracts that we have in place, it is unlikely that a 10% decline in commodity prices from their current levels would significantly impact our operating revenue, cash flow and net income.

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

The following table sets forth our derivative contract position as of March 31, 2013:

	Fixed Price Swap
	Oil – WTI		Oil - Brent
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)
2013	1,007	$84.76	510	$105.00
2014	687	$94.16	505	$100.56
2015	560	$83.03	500	$97.04
2016	963	$84.10	—	$—
2017	500	$84.18	—	$—

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

At March 31, 2013, the aggregate fair market value of our commodity derivative contracts was a liability of approximately $7.0 million.

For the three months ended March 31, 2013, we recognized a realized loss of $0.9 million and an unrealized loss of $0.6 million on our commodity derivative contracts.

Interest rate risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of March 31, 2013, we had $119.0 million of outstanding indebtedness under our credit facility. Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.25%—2.25%, depending on the utilization of the borrowing base, or, if we elect,  LIBOR plus 2.25%—3.25%, depending on the utilization of the borrowing base. At March 31, 2013, the interest rate on the credit facility was 3.2%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.2 million on an annual basis, based on our outstanding indebtedness as of March 31, 2013.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2013 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

ABRAXAS PETROLEUM CORPORATION

PART II
OTHER INFORMATION

Item 1.              Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2013, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on its operations.

Item 1A.           Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Abraxas. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 10, 2013	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and Principal
Executive Officer

Date: May 10, 2013	By: /s/Geoffrey R. King
GEOFFREY R. KING,
Vice President and
Principal Financial Officer

Date: May 10, 2013	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Principal Accounting Officer