Form 10-Q
period 2013-09-30
ABRAXAS PETROLEUM CORP
filed 2013-11-07
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of November 6, 2013 was 92,863,744.

Forward-Looking Information

We make forward-looking statements throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “will,” “plan,” “seek,” “may,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this report is generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  The factors that may affect our expectations regarding our operations include, among others, the following:

•	the prices we receive for our production and the effectiveness of our hedging activities;

•	our success in development, exploitation and exploration activities;

•	The availability of capital;

•	our ability to make planned capital expenditures;

•	declines in our production of oil and gas;

•	our ability to procure services and equipment for our drilling and completion activities;

•	our restrictive debt covenants;

•	political and economic conditions in oil producing countries, especially those in the Middle East;

•	price and availability of alternative fuels;

•	our acquisition and divestiture activities;

•	weather conditions and events;

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities; and

•	other factors discussed elsewhere in this report.

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

ABRAXAS PETROLEUM CORPORATION
FORM 10 – Q

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

Abraxas Petroleum Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$4,985	$2,061
Accounts receivable, net:
Joint owners	15,506	8,883
Oil and gas production	21,702	10,887
Other	643	661
	37,851	20,431

Derivative asset – current	735	41
Other current assets	652	488
Total current assets	44,223	23,021

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	579,365	563,317
Unproved properties excluded from depletion	3,976	2,089
Other property and equipment	38,858	37,833
Total	622,199	603,239
Less accumulated depreciation, depletion, and amortization	(412,544)	(390,407)
Total property and equipment – net	209,655	212,832

Deferred financing fees, net	2,477	3,397
Derivative asset – long-term	489	594
Other assets	391	763
Total assets	$257,235	$240,607

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share data)

	September 30, 2013 (Unaudited)	December 31, 2012
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,750	$42,387
Oil and gas production payable	27,964	6,947
Accrued interest	67	75
Other accrued expenses	2,161	962
Derivative liability – current	3,784	3,462
Current maturities of long-term debt	2,113	657
Total current liabilities	76,839	54,490

Long-term debt, excluding current maturities	108,495	124,101
Other liabilities	57	367
Derivative liability – long-term	2,022	3,568
Future site restoration	10,214	11,381
Total liabilities	197,627	193,907

Stockholders’ Equity
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares; -0- issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares; 92,837,532 and 92,733,448 issued and outstanding	928	927
Additional paid-in capital	252,703	250,998
Accumulated deficit	(193,605)	(205,256)
Accumulated other comprehensive (loss) income	(418)	31
Total stockholders’ equity	59,608	46,700
Total liabilities and stockholders’ equity	$257,235	$240,607

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Oil and gas production revenues	$29,092	$17,146	$71,733	$49,459
Other	3	24	52	42
	29,095	17,170	71,785	49,501
Operating costs and expenses:
Lease operating expenses	5,469	6,816	18,097	18,132
Production taxes	2,637	1,714	6,475	4,699
Depreciation, depletion, and amortization	7,260	5,971	19,545	16,189
Impairment	158	11,761	2,135	13,067
General and administrative (including stock-based compensation of $520, $413, $1,662 and $1,612 respectively)	2,410	2,267	7,737	6,572
	17,934	28,529	53,989	58,659
Operating income (loss)	11,161	(11,359)	17,796	(9,158)

Other (income) expense:
Interest income	(1)	(1)	(2)	(3)
Interest expense	1,110	1,596	3,577	4,061
Amortization of deferred financing fees	344	311	1,020	607
Loss (gain) on derivative contracts - Realized	2,124	84	3,832	(782)
Loss (gain) on derivative contracts - Unrealized	4,490	5,267	(2,374)	(4,153)
Earnings from equity method investment	—	(282)	—	(2,316)
Other	(96)	—	5	42
	7,971	6,975	6,058	(2,544)
Net income before income tax (loss)	3,190	(18,334)	11,738	(6,614)
Income tax expense	—	310	87	310
Net income (loss)	$3,190	$(18,644)	$11,651	$(6,924)

Net income (loss) per common share – basic	$0.03	$(0.20)	$0.13	$(0.08)

Net income (loss) per common share – diluted	$0.03	$(0.20)	$0.12	$(0.08)

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Condensed Consolidated Statements of
Other Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated net income (loss)	$3,190	$(18,644)	$11,651	$(6,924)
Other comprehensive income (loss):
Change in unrealized value of investments	(128)	8	(79)	(29)
Foreign currency translation adjustment	28	742	(370)	526
Other comprehensive income (loss)	(100)	750	(449)	497
Comprehensive income (loss)	$3,090	$(17,894)	$11,202	$(6,427)

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income (loss)	$11,651	$(6,924)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Equity in gain of joint venture	—	(2,316)
Change in derivative fair value	(1,813)	(5,411)
Monetization of derivative contracts	—	12,364
Depreciation, depletion, and amortization	19,545	16,189
Impairment	2,135	13,067
Amortization of deferred financing fees	1,020	607
Accretion of future site restoration	487	353
Stock-based compensation	1,662	1,612
Changes in operating assets and liabilities:
Accounts receivable	(17,445)	(1,673)
Other	(182)	(171)
Accounts payable and accrued expenses	18,938	3,633
Net cash provided by operating activities	35,998	31,330

Investing Activities
Capital expenditures, including purchases and development of properties	(60,889)	(53,499)
Proceeds from sale of oil and gas properties	42,144	—
Proceeds from dissolution of equity method investment	—	6,025
Net cash used in investing activities	(18,745)	(47,474)

Financing Activities
Proceeds from long-term borrowings	40,000	25,500
Payments on long-term borrowings	(54,150)	(6,134)
Deferred financing fees	(100)	(640)
Exercise of stock options	44	—
Other	(141)	33
Net cash (used in) provided by financing activities	(14,347)	18,759
Effect of exchange rate changes on cash	18	—
Increase in cash	2,924	2,615
Cash and equivalents, at beginning of period	$2,061	$—
Cash and equivalents, at end of period	$4,985	$2,615

Supplemental disclosure of cash flow information:
Interest paid	$3,096	$3,878

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(tabular amounts in thousands, except per unit data)

Note 1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations, and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and the cash flows for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table summarizes the Company’s stock-based compensation expense related to stock options for the periods presented:

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
$408	$300	$1,328	$1,245

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2012	4,761	$2.77	$1.98
Granted	801	2.39	1.70
Exercised	(73)	0.71	0.36
Canceled	(11)	2.69	1.95
Outstanding, September 30, 2013	5,478	$2.75	$1.96

Additional information related to stock options at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
Options exercisable	3,685	2,992

As of September 30, 2013, there was approximately $2.5 million of unamortized compensation expense related to outstanding stock options that will be recognized in 2013 through 2017.

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

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2012	482	$3.09
Granted	35	2.51
Vested/Released	(170)	2.66
Forfeited	(1)	2.77
Unvested, September 30, 2013	346	$3.24

The following table summarizes the Company’s stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
$112	$113	$334	$367

As of September 30, 2013, there was approximately $0.8 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized in 2013 through 2016.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of the unamortized capitalized cost or the cost ceiling. The ceiling cost is calculated as PV-10, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. We calculate the projected income tax effect using the “short-cut” method for the cost ceiling test calculation. Costs in excess of the cost ceiling are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties, except where the sale or disposition causes a significant change in the relationship between capitalized cost and the estimated quantity of proved reserves. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At September 30, 2012, our net capitalized costs of oil and gas properties in the United States did not exceed the cost ceiling of our estimated proved reserves; however, the net capitalized cost of oil and gas properties in Canada exceeded the cost ceiling by $13.1 million resulting in a write down for the nine months ended September 30, 2012. At September 30, 2013, our net capitalized costs of oil and gas properties in the United States did not exceed the cost ceiling of our estimated proved reserves; however, the net capitalized cost of oil and gas properties in Canada exceeded the cost ceiling resulting in write downs for the three month and nine months ended September 30, 2013 of $0.1 million and $2.1 million, respectively.

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

The following table summarizes the Company’s asset retirement obligation transactions for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	September 30, 2013	December 31, 2012
Beginning asset retirement obligation	$11,381	$8,412
New wells placed on production and other	125	330
Deletions related to property disposals and plugging costs	(1,747)	(423)
Accretion expense	487	474
Revisions	(32)	2,588
Ending asset retirement obligation	$10,214	$11,381

Working Capital (Deficit) At September 30, 2013, our current liabilities of $76.8 million exceeded our current assets of approximately $44.2 million, resulting in working capital deficit of $32.6 million. This compares to a working capital deficit of $31.5 million at December 31, 2012. Current assets at September 30, 2013 primarily consist of accounts receivable of $37.9 million and cash of $5.0 million. Current liabilities at September 30, 2013 primarily consisted of trade payables of $40.8 million, revenues due third parties of $28.0 million, current portion of derivative liabilities of $3.8 million, current maturities of long-term debt of $2.1 million and accrued liabilities of $2.2 million.

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

Through August 31, 2012 we accounted for the joint venture under the equity method of accounting in accordance with ASC 323. Under this method, Abraxas’ share of net income (loss) from the joint venture is reflected as an increase (decrease) in its investment account in “Investment in joint venture” and was also recorded as equity investment income (loss) in “Earnings from equity method investment.” For the three and nine months ended September 30, 2012 we reported income of $0.3 million and $2.3 million respectively related to Blue Eagle.

The following is condensed financial data from Blue Eagle’s September 30, 2012 financial statements:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenue:	$2,319	$12,087
Operating expenses	(1,868)	(6,895)
Other income	1	2
Net income:	$452	$5,194

Note 3.  Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three and nine months ended September 30, 2013, there was no current or deferred income tax expense or benefit due to loss carryforwards. Valuation allowances have been recorded against such benefits in prior periods.

The Company accounts for uncertain tax positions under the provisions of ASC 740-10. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2010 through 2012 remain open to examination by the tax jurisdictions to which the Company is subject. The Company and Abraxas Energy Partners, L.P., which was merged into a wholly owned subsidiary of Abraxas, have undergone audits of their 2009 Federal income tax returns. The audit of the Federal income tax return of Abraxas Energy Partners, L.P. was completed with no changes. The audit of Abraxas Petroleum Corporation resulted in a notice of a proposed adjustment of $619,000. For the year ended December 31, 2012, the Company accrued $310,000 in income tax expense related to the audit of its 2009 Federal tax return. This amount was determined by an analysis of what the amount that was greater than 50% likely to be paid upon final settlement. On July 23, 2013 we settled the assessment for $391,000 resulting in $81,000 being recognized as expense for the nine months ended September 30, 2013.

At December 31, 2012, the Company had $169.6 million of net operating loss carryforwards for U.S. tax purposes and $15.0 million of net operating loss carryforwards for Canadian tax purposes.  The U.S. loss carryforward will expire in varying amounts through 2032 and the Canadian loss carryforward will expire in 2032, if not utilized.

 Note 4. Long-Term Debt

The following table summarizes the Company’s long-term debt:

	September 30, 2013	December 31, 2012
Credit facility	$99,000	$113,000
Rig loan agreement	7,000	7,000
Real estate lien note	4,608	4,758
	110,608	124,758
Less current maturities	(2,113)	(657)
	$108,495	$124,101

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of September 30, 2013, $99.0 million was outstanding and $48.0 million was available under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. As of September 30, 2013 we had a borrowing base of $147.0 million and availability of $48.0 million . The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility, utilizing these reserve reports, and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. On September 25, 2013, our borrowing base was increased to $147.0 million based upon our reserve report dated June 30, 2013. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.25%—2.25%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 2.25%—3.25%, depending on the utilization of the borrowing base. At September 30, 2013 the interest rate on the credit facility was 2.9% based on 1-month LIBOR borrowings and the level of utilization.

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

At September 30, 2013 we were in compliance with all of our debt covenants.  As of September 30, 2013, the interest coverage ratio was 9.68 to 1.00, the total debt to EBITDAX ratio was 2.32 to 1.00 and our current ratio was 1.29 to 1.00.

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

On February 14, 2012, Raven Drilling finalized the note with respect to the rig loan agreement.  The principal amount of the note is $7.0 million and bears interest at 4.26%.  Interest only is due for the first 18-months of the note and thereafter, the note will amortize in full over the remaining life of the note.  Interest and principal, when required, is payable monthly.  Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of September 30, 2013, $7.0 million was outstanding under the rig loan agreement.

Abraxas Petroleum has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters. This note was refinanced in November 2008.  The note was modified on April 4, 2013, reducing the interest to a fixed rate of 4.0%, effective March 13, 2013 and was payable in monthly installments of principal and interest of $33,763 based on a twenty year amortization. This note was modified on July 20, 2013. The modification extended the maturity date to July 20, 2023. The note will bear interest for five years at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the current bank prime rate plus 1.00% with a maximum rate of 7.25%. The note is secured by a first lien deed of trust on the property and improvements. As of September 30, 2013, $4.6 million was outstanding on the note.

Note 5. Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$3,190	$(18,644)	$11,651	$(6,924)
Denominator:
Denominator for basic income per share -
Weighted-average shares	92,475	91,898	92,435	91,866

Effect of dilutive securities:
Stock options and restricted stock	1,067	—	940	—

Denominator for diluted income per share -
Weighted-average shares and assumed conversions	93,542	91,898	93,375	91,866

Net income per common share – basic	$0.03	$(0.20)	$0.13	$(0.08)

Net income per common share – diluted	$0.03	$(0.20)	$0.12	$(0.08)

For the three and nine months ended September 30, 2012, none of the shares issuable in connection with stock options are included in diluted shares as inclusion of these shares would be antidilutive due to the losses incurred in those periods. Had there not been a loss for the periods, dilutive shares would have been 729 thousand and 1,031 thousand, respectively.

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

The following table sets forth our derivative contracts at September 30, 2013:

	Fixed Price Swap
	Oil – WTI		Oil - Brent		Oil - LLS
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)
2013	1,007	$84.76	510	$105.00	283	$106.75
2014	687	$94.16	505	$100.56	100	$101.26
2015	560	$83.03	500	$97.04	—	$—
2016	963	$84.10	—	$—	—	$—
2017	500	$84.18	—	$—	—	$—

At September 30, 2013, the aggregate fair value of our commodity derivative contracts was a liability of approximately $4.6 million.

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value of Derivative Instruments as of September 30, 2013
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$735	Derivatives – current	$3,784
Commodity price derivatives	Derivatives - long-term	489	Derivatives - long-term	2,022
		$1,224		$5,806

Fair Value of Derivative Instruments as of December 31, 2012
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$41	Derivatives – current	$3,462
Commodity price derivatives	Derivatives – long-term	594	Derivatives – long-term	3,568
		$635		$7,030

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables set forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance September 30, 2013
Assets:
Fixed Price Derivative contracts	$—	$1,224	$—	$1,224
Total Assets	$—	$1,224	$—	$1,224
Liabilities:
Fixed Price Derivative contracts	$—	$5,806	$—	$5,806
Total Liabilities	$—	$5,806	$—	$5,806

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2012
Assets:
Investment in common stock	$78	$—	$—	$78
Fixed Price Derivative contracts	—	635	—	635
Total Assets	$78	$635	$—	$713
Liabilities:
Fixed Price Derivative contracts	$—	$7,030	$—	$7,030
Total Liabilities	$—	$7,030	$—	$7,030

The Company had an investment in Insignia Energy Ltd, the surviving entity in the merger with a former subsidiary, consisting of shares of common stock. The stock was actively traded on the Toronto Stock Exchange. This investment was valued at its quoted price as of December 31, 2012 in U.S. dollars. Accordingly, this investment is characterized as Level 1. On May 6, 2013, Insignia Energy Ltd, announced plans to privatize the company whereby all shareholders would receive C$1.35 per share. On July 19, 2013 Insignia announced that it had completed the plan. On August 12, 2013 the Company received C$135,494 cash consideration for its shares.

The Company’s derivative contracts consist of NYMEX-WTI based fixed price commodity swaps. NYMEX-Louisiana Light Sweet-based fixed price commodity swaps and NYMEX-Brent-based fixed price commodity swaps. The NYMEX-WIT based, NYMEX-Louisiana Light Sweet and NYMEX-Brent based fixed price derivative contracts are indexed to their respective futures contracts, which are actively traded for the underlying commodity and commonly used in the energy industry. As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future index commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2.

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

Note 8. Business Segments

The following tables provide the Company’s geographic operating segment data for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30, 2013
	U.S.	Canada	Corporate	Total
Revenues:
Oil and gas production revenues	$28,571	$521	$—	$29,092
Other	—	—	3	3
	28,571	521	3	29,095
Expenses:
Lease operating expenses	5,003	466	—	5,469
Production taxes	2,637	—	—	2,637
Depreciation, depletion and amortization	6,995	203	62	7,260
Impairment	—	158	—	158
General and administrative	406	265	1,739	2,410
Net interest	148	6	955	1,109
Amortization of deferred financing fees	—	—	344	344
Loss on derivative contracts - Realized	—	—	2,124	2,124
Loss on derivative contracts - Unrealized	—	—	4,490	4,490
Other	—	—	(96)	(96)
Income tax expense	—	—	—	—
Net income (loss)	$13,382	$(577)	$(9,615)	$3,190

	Three months ended September 30, 2012
	U.S.	Canada	Corporate		Total
Revenues:
Oil and gas production revenues	$16,312	$834	$—		$17,146
Other	—	—	24		24
	16,312	834	24		17,170
Expenses (income):
Lease operating expenses	5,645	1,171	—		6,816
Production taxes	1,689	25	—		1,714
Depreciation, depletion and amortization	5,042	867	62		5,971
Impairment	—	11,761	—		11,761
General and administrative	413	203	1,651		2,267
Net interest	114	4	1,477		1,595
Amortization of deferred financing fees	—	—	311		311
Earnings from equity method investment	—	—	(282)		(282)
Loss on derivative contracts - Realized	—	—	84		84
Loss on derivative contracts - Unrealized	—	—	5,267		5,267
Income tax expense			310	31	310
Net income (loss)	$3,409	$(13,197)	$(8,856)		$(18,644)

		Nine months ended September 30, 2013
		U.S.	Canada	Corporate	Total
Revenues:
Oil and gas production revenues		$70,075	$1,658	$—	$71,733
Other		—	—	52	52
		70,075	1,658	52	71,785
Expenses:
Lease operating expenses		16,590	1,507	—	18,097
Production taxes		6,470	5	—	6,475
Depreciation, depletion and amortization		18,620	738	187	19,545
Impairment		—	2,135	—	2,135
General and administrative		1,367	606	5,764	7,737
Net interest		471	17	3,087	3,575
Amortization of deferred financing fees		—	—	1,020	1,020
Loss on derivative contracts - Realized		—	—	3,832	3,832
(Gain) on derivative contracts - Unrealized		—	—	(2,374)	(2,374)
Other		—	—	5	5
Income tax expense	—	—	—	87	87
Net income (loss)		$26,557	$(3,350)	$(11,556)	$11,651

	Nine months ended September 30, 2012
	U.S.	Canada	Corporate	Total
Revenues:
Oil and gas production revenues	$47,299	$2,160	$—	$49,459
Other	—	—	42	42
	47,299	2,160	42	49,501
Expenses:
Lease operating expenses	16,395	1,737	—	18,132
Production taxes	4,674	25	—	4,699
Depreciation, depletion and amortization	14,496	1,506	187	16,189
Impairment	—	13,067	—	13,067
General and administrative	1,116	498	4,958	6,572
Net interest	341	12	3,705	4,058
Amortization of deferred financing fees	—	—	607	607
Earnings from equity method investment	—	—	(2,316)	(2,316)
(Gain) on derivative contracts - Realized	—	—	(782)	(782)
(Gain) on derivative contracts - Unrealized	—	—	(4,153)	(4,153)
Other	—	—	42	42
Income tax expense	—	—	310	310
Net income (loss)	$10,277	$(14,685)	$(2,516)	$(6,924)

The following table provides the Company’s geographic asset data as of September 30, 2013 and December 31, 2012:

Segment Assets:	September 30, 2013	December 31, 2012
United States	$241,841	$223,253
Canada	5,984	7,053
Corporate	9,410	10,301
	$257,235	$240,607

Note 9. Contingencies – Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2013, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

Note 10. Subsequent event

On October 31, 2013, the Company monetized the Bakken and Three Forks rights on its' Fairview Prospect in Richland County, Montana and McKenzie County North Dakota for total proceeds of $10.9 million. The sale consisted of approximately 2,563 net acres and does not have any associated production.

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

Except as otherwise noted, all tabular amounts are in thousands, except per unit values.

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

During the nine months ended September 30, 2013, the New York Mercantile (NYMEX) future price for oil averaged $98.19 per barrel as compared to $96.16 per barrel during the nine months ended September 30, 2012. NYMEX future spot prices for gas averaged $3.69 per MMBtu for the nine months ended September 30, 2013 compared to $2.53 for the same period of 2012.

Prices closed on September 30, 2013 at $102.33 per Bbl of oil and $3.56 per MMBtu of gas, compared to closing on September 30, 2012 at $92.19 per Bbl of oil and $3.05 per MMBtu of gas. The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering; processing and transportation costs.

The following table sets forth our average differentials for the three and nine months ended September 30, 2013 and 2012:

	Oil - NYMEX		Gas - NYMEX		Oil - NYMEX		Gas - NYMEX
	Three months ended September 30,				Nine months ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Average realized price (1)	$99.43	$83.13	$3.00	$2.47	$94.12	$85.23	$3.17	$2.18
Average NYMEX price	$105.81	$92.26	$3.56	$2.88	$98.19	$96.16	$3.69	$2.53
Differential	$(6.38)	$(9.13)	$(0.56)	$(0.41)	$(4.07)	$(10.93)	$(0.52)	$(0.35)
_____________________________________

(1)	excludes the impact of derivative activities

Increases in the differential between the NYMEX price and the realized price we receive have in the past, and could in the future, significantly reduce our revenues and cash flow from operations. The increase in the gas differential was primarily due to gas produced in the Eagle Ford which has a higher differential due to the quality of the gas.

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. By removing a significant portion of price volatility on our future production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have sustained and, in the future, will sustain realized and unrealized losses on our derivative contracts when market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will recognize realized and unrealized gains on our commodity derivative contracts. For the nine months ended September 30, 2013, we recognized a realized loss of $3.8 million and an unrealized gain of $2.4 million on our commodity swaps. In the nine months ended September 30, 2012, we recognized an unrealized gain of $4.2 million and a realized gain of $0.8 million on our commodity swaps. We have not designated any of these derivative contracts as a hedge as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at September 30, 2013:

	Fixed Price Swap
	Oil – WTI		Oil - Brent		Oil - LLS
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)
2013	1,007	$84.76	510	$105.00	283	$106.75
2014	687	$94.16	505	$100.56	100	$101.26
2015	560	$83.03	500	$97.04	—	$—
2016	963	$84.10	—	$—	—	$—
2017	500	$84.18	—	$—	—	$—

At September 30, 2013 the aggregate fair value of our oil and gas derivative contracts was a liability of approximately $4.6 million.

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

We had capital expenditures of $60.9 million during the nine months ended September 30, 2013. We have a capital expenditure budget for 2013 of $85.0 million.  Approximately 48% of the 2013 budget will be spent on unconventional horizontal oil wells in the Bakken/Three Forks in the Rocky Mountain region, approximately 42% in the Eagle Ford Shale play in South Texas with the remainder targeting conventional oil plays in the Permian Basin region and in the province of Alberta, Canada.  The 2013 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  As of September 30, 2013, we had $48.0 million of availability under our credit facility.

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

Operational Update

Williston Basin

In McKenzie County, North Dakota, the Lillibridge 5H, 6H, 7H and 8H are currently being fracture stimulated.   Post completion, the wells will be immediately turned to sales.   On the Jore Federal East pad, surface casing has been set on the Jore 1H, 2H and 4H.   The company is currently drilling the intermediate section of the Jore 1H after which the rig will mobilize to drill the intermediate sections of the Jore 2H and 4H.   Abraxas owns a working interest of approximately 34% and 76% in the Lillibridge and Jore pads, respectively.

Eagle Ford Shale

In McMullen County, Texas, the Sting Ray A 8H averaged 1,381 boepd (1,281 barrels of oil per day, 604 mcf of natural gas per day) over the well’s first 30 full days of production.    The production rates for the well do not include the impact of natural gas liquids or shrinkage at the processing plant and include flared gas.  The company is currently rigging up on the 300 foot (40 acre) spaced twin to the Camaro A 1H, the Camaro A 2H.   Post the drilling of the Camaro A 2H the company plans to zipper frac the Camaro A 1H and Camaro A 2H simultaneously.   Abraxas owns an 18.75% working interest in the Sting Ray A 8H and a 25% working interest in the Camaro A 1H and Camaro A 2H.

In Atascosa County, Texas, Abraxas recently drilled and cased the Blue Eyes A 1H to 13,285 feet including a 5,000 foot lateral section.   The well is currently scheduled to be completed in late November.   Abraxas owns a 100% working interest in the Blue Eyes A 1H.

Permian Basin
In Nolan County, Texas, Abraxas successfully completed the Spires Ranch 129 2H.   The well took longer than anticipated to recover the load water from its stimulation and a thirty day production rate will be provided when available.   Abraxas owns a 100% working interest in the Spires Ranch 129 2H.

Results of Operations

The following table sets forth certain of our consolidated operating data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenue: (1)
Oil sales	$24,998	$13,576	$59,442	$39,866
Gas sales	2,609	2,628	8,598	6,632
NGL sales	1,485	942	3,693	2,961
Other	3	24	52	42
	$29,095	$17,170	$71,785	$49,501

Operating income (loss)	11,161	(11,359)	17,796	(9,158)

Oil sales (MBbl)	251	163	632	468
Gas sales (MMcf)	870	1,064	2,709	3,047
NGL sales (MBbl)	43	30	110	80
Boe sales	440	370	1,193	1,056
Average oil sales price (per Bbl) (1)	$99.43	$83.13	$94.12	$85.23
Average gas sales price (per Mcf) (1)	$3.00	$2.47	$3.17	$2.18
Average NGL sales price (per Bbl)	$34.20	$31.69	$33.54	$37.04
Average oil equivalent price (Boe)	$66.14	$46.28	$60.12	$46.85

(1)	Revenue and average sales prices are before the impact of derivative activities.

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012
Operating Revenue. During the three months ended September 30, 2013, operating revenue increased to $29.1 million from $17.2 million for the same period of 2012. The increase in revenue was primarily due to higher oil and NGL production as well as higher realized commodity prices. Increased commodity prices contributed $3.3 million to operating revenue. Increased oil and NGL sales volumes contributed $9.2million to operating revenue. Decreased gas sales volumes had a negative impact of $0.06 million for the quarter ended September 30, 2013.

Oil sales volumes increased to 251 MBbl during the three months ended September 30, 2013 from 163 MBbl for the same period of 2012. The increase in oil sales was due to new wells brought on line, offset by natural field declines and sales of non-core properties. New wells brought on production contributed 129 MBbl for the three months ended September 30, 2013. Gas sales volumes decreased to 870 MMcf for the three months ended September 30, 2013 from 1,064 MMcf for the same period of 2012. The decrease in gas sales was due to natural field declines, offset by new wells brought on production. New wells brought on production contributed 125 MMcf for the three months ended September 30, 2013. NGL sales volumes increased to 43 MBbl for the three months ended September 30, 2013 from 30 MBbl for the same period of 2012. The increase in NGL sales was primarily due to increased gas production in West Texas and North Dakota that has a higher NGL content than our historical gas production.

Lease Operating Expenses (“LOE”). LOE for the three months ended September 30, 2013 decreased to $5.5 million from $6.8 million for the same period in 2012. LOE for the three months ended September 30, 2012 was impacted by significant higher non-recurring LOE over non-recurring LOE in the same period of 2013. LOE per Boe for the three months ended September 30, 2013 was $12.43 compared to $18.40 for the same period of 2012. The decrease per Boe was due to lower costs and higher sales volumes for the three months ended September 30, 2013 as compared to the same period of 2012, as well as the elimination of high LOE assets sold.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended September 30, 2013 increased to $2.6 million from $1.7 million for the same period of 2012. The increase was primarily due to higher realized commodity prices and increased production in the quarter ended September 30, 2013 as compared to the same period of 2012.
General and Administrative (“G&A”) Expenses. G&A expenses, excluding stock-based compensation, for the three months ended September 30, 2013 and September 30, 2012 was relatively flat at $1.9 million. G&A expense per Boe, excluding stock-based compensation, was $4.30 for the quarter ended September 30, 2013 compared to $5.00 for the same period of 2012. The decrease per Boe was due to higher production volumes in the third quarter of 2013 as compared to the same period of 2012.
Stock-based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the quarters ended September 30, 2013 and 2012, stock-based compensation was $0.5 million and $0.4 million, respectively. The increase in 2013 was due to cancellations of options in the third quarter of 2012 which resulted in lower costs in 2012 as compared to 2013, as well as new options granted in 2013.
Depreciation, Depletion and Amortization (“DD&A”) Expenses. DD&A expense for the three months ended September 30, 2013 increased to $7.3 million from $6.0 million for the same period of 2012. The increase was primarily the result of an increased production in the quarter ended September 30, 2013 as compared to the same period of 2012, partially offset by a decrease in the depletion base, due to ceiling limitation write-downs related to our Canadian properties. DD&A expense per Boe for the three months ended September 30, 2013 was $16.50 compared to $16.12 in 2012.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of September 30, 2012, our net capitalized costs of oil and gas properties in the United States did not exceed the present value of our estimated proved reserves, however the net capitalized cost of our oil and gas properties in Canada exceeded the present value of our estimated proved reserves resulting in write downs of $11.8 million for the three months ended September 30, 2012. As of September 30, 2013, our net capitalized costs of oil and gas properties in the United States did not exceed the present value of our estimated proved reserves, however the net capitalized cost of our oil and gas properties in Canada exceeded the present value of our estimated proved reserves resulting in a write down of $0.1 million for the three months ended September 30, 2013.

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

Interest Expense. Interest expense for the three months ended September 30, 2013 decreased to $1.1 million from $1.6 million for the same period of 2012. The decrease was primarily due to higher debt levels in 2012 as compared to the same period of 2013.

(Gain) loss on derivative contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contracts do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and interest rate swaps. Our interest rate swaps expired in August 2012. The estimated value of our commodity derivative contracts was a liability of approximately $4.6 million as of September 30, 2013. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the three months ended September 30, 2013, we realized a loss on our commodity derivative contracts of $2.1 million and we incurred an unrealized loss of $4.5 million on our commodity derivative contracts. For the three months ended September 30, 2012, we realized a loss on our commodity derivative contracts of $1.0 million and we incurred an unrealized loss of $4.3 million on our commodity derivative contracts.
Earnings from equity method investment. Through August 31, 2012 we accounted for the joint venture under the equity method of accounting as prescribed by ASC 323. Under this method, Abraxas’ share of net income (loss) from the joint venture was reflected as an increase (decrease) in its investment account in “Investment in joint venture” and was also recorded as equity investment income (loss) in “Earnings from equity method investment.” The joint venture was dissolved on September 4, 2012 effective August 31, 2012, with the assets being distributed to the joint venture partners. The dissolution of the joint venture was accounted for as a business combination. For the three months ended September 30, 2012, through August 31, 2012, we reported income of $0.3 million related to Blue Eagle. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
Operating Revenue. Operating revenue increased to $71.8 million for the nine months ended September 30, 2013 from $49.5 million for the same period of 2012. The increase in revenue was primarily due to higher oil and NGL sales volumes. Increased sales volumes of oil and NGL contributed $16.4 million to operating revenue, offset by a decrease gas sales volumes which had a negative impact of $1.1 million on operating revenue. Increased realized commodity prices for oil and gas added $7.2 million to operating revenue.

Oil sales volumes increased to 632 MBbl during the nine months ended September 30, 2013 from 468 MBbl for the same period of 2012. The increase in oil sales was due to new wells being brought on line, primarily in the Bakken and Eagle Ford plays partially offset by natural field declines and sales of non-core properties. New wells brought onto production contributed 225 MBbl for the nine months ended September 30, 2013. Gas sales volumes decreased to 2,709 MMcf for the nine months ended September 30, 2013 from 3,047 MMcf for the same period of 2012. The decrease in gas sales was due to natural field declines offset by new wells brought on line. New wells brought onto production contributed 207 MMcf for the nine months ended September 30, 2013. NGL sales volumes increased to 110 MBbl for the nine months ended September 30, 2013 from 80 MBbl for the same period of 2012. The increase in NGL sales was primarily due to increased gas production in West Texas and North Dakota that has a higher NGL content than our historical gas production.

Lease Operating Expenses (“LOE”). LOE for each of the nine months ended September 30, 2013 and 2012 was $18.1 million. LOE per Boe for the nine months ended September 30, 2013 was $15.17 compared to $17.18 for the same period of 2012. The decrease per Boe was due to higher sales volumes for the nine months ended September 30, 2013 as compared to the same period of 2012 as well as the elimination of high LOE assets sold.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the nine months ended September 30, 2013 increased to $6.5 million from $4.7 million for the same period of 2012. The increase was primarily the result of higher oil and NGL sales volumes for the nine months ended September 30, 2013 as compared to the same period of 2012.
General and Administrative (“G&A”) Expenses. G&A expenses, excluding stock-based compensation, for the nine months ended September 30, 2013 increased to $6.1 million from $5.0 million for the same period of 2012. The increase in G&A expense was primarily related to professional fees in connection with a proxy contest in 2013 as well as an increase in overall salaries. G&A expense, excluding stock based compensation, per Boe was $5.09 for the nine months ended September 30, 2013 compared to $4.70 for the same period of 2012. The increase per Boe was primarily due to higher costs offset by the impact of higher production volumes in the first nine months of 2013 compared to the same period in 2012.

Stock-based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the nine months ended September 30, 2013 and 2012, stock-based compensation was approximately $1.7 million and $1.6 million, respectively. The increase in 2013 was due to stock option grants in the second quarter of 2013.
Depreciation, Depletion and Amortization (“DD&A”) Expenses. DD&A expense for the nine months ended September 30, 2013 increased to $19.5 million from $16.2 million for same period of 2012. The increase was primarily the result of increased production in the nine months ended September 30, 2013 as compared to the same period of 2012, partially offset by a decrease in the depletion base, due to ceiling limitation write-downs related to our Canadian properties. DD&A expense per Boe for the nine months ended September 30, 2013 was $16.38 compared to $15.34 in 2012.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of June 30, 2012 and September 30, 2012, the net capitalized cost of our oil and gas properties in Canada exceeded the present value of our estimated proved reserves, resulting in write downs of $11.8 million and $13.1million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, the net capitalized cost of our oil and gas properties in Canada exceeded the present value of our estimated proved reserves, resulting in a write downs for the three and nine months ended September 30, 2013 of $0.1 million and $2.1 million, respectively.

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
Interest Expense. Interest expense for the nine months ended September 30, 2013 decreased to $3.6 million from $4.1 million for the same period of 2012. The decrease was primarily due to lower debt levels in 2013 as compared to the same period of 2012. Debt levels were lower as a result of proceeds from the sales of oil and gas properties being used to reduce debt.

(Gain) loss on derivative contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contract transactions do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and interest rate swaps. The estimated value of our commodity derivative contracts was a liability of approximately $4.6 million as of September 30, 2013. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the nine months ended September 30, 2013, we realized a loss on our commodity derivative contracts of $3.8 million and an unrealized gain of $2.4 million. For the nine months ended September 30, 2012 we incurred a realized gain of $ 0.8 million,which included a realized gain of $1.0 million on our commodity swaps and a realized loss of $0.2 million on our interest rate swap, and an unrealized gain of $4.2 million on our commodity derivative contracts. The interest rate swap expired in August 2012.
Earnings from equity method investment. Through August 31, 2012 we accounted for the joint venture under the equity method of accounting. Under this method, Abraxas’ share of net income (loss) from the joint venture was reflected as an increase (decrease) in its investment account in “Investment in joint venture” and was also recorded as equity investment income (loss) in “Earnings from equity method investment.” The joint venture was dissolved effective September 4, 2012, with the assets being distributed to the joint venture partners. The dissolution was accounted for as a business combination. For the nine months ended September 30, 2012, we reported income of $2.3 million related to Blue Eagle. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Income Tax. Income tax expense for the period ended June 30, 2013 is related to income taxes assessed as a result of an Internal Revenue Service examination of our 2009 Federal income tax return as well as various state taxes. For the year ended December 31, 2012, the Company accrued $310,000 in income tax expense related to the audit of its 2009 Federal tax return. This amount was determined by an analysis of what the amount that is greater than 50% likely to be paid upon final settlement. On July 23, 2013, we settled the assessment for $391,000 resulting in $81,000 being recognized as expense for the nine months ended September 30, 2013.

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

Working Capital (Deficit). At September 30, 2013, our current liabilities of $76.8 million exceeded our current assets of approximately $44.2 million, resulting in working capital deficit of $32.6 million. This compares to a working capital deficit of $31.5 million at December 31, 2012. Current assets at September 30, 2013 primarily consist of accounts receivable of $37.9 million and cash of $5.0 million. Current liabilities at September 30, 2013 primarily consisted of trade payables of $40.8 million, revenues due third parties of $28.0 million, current portion of derivative liabilities of $3.8 million, current maturities of long-term debt of $2.1 million and accrued liabilities of $2.2 million.

Capital expenditures. Capital expenditures during the nine ended September 30, 2013 were $60.9 million compared to $53.5 million during the same period of 2012.

The table below sets forth the components of these capital expenditures:

	Nine Months Ended September 30,
	2013	2012
Expenditure category:
Development and land	$59,855	$49,738
Facilities and other	1,034	3,761
Total	$60,889	$53,499

During the nine months ended September 30, 2013, capital expenditures were primarily for development of our existing oil and gas properties. During the nine months ended September 30, 2012 capital expenditures were primarily for development of our existing oil and gas properties and the completion of the refurbishment of our drilling rig. We anticipate making capital expenditures in 2013 of $85.0 million. The 2013 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise.  Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$35,998	$31,330
Net cash used in investing activities	(18,745)	(47,474)
Net cash (used in) provided by financing activities	(14,347)	18,759
Total	$2,906	$2,615

Operating activities during the nine months ended September 30, 2013 provided $36.0 million of cash compared to providing $31.3 million in the same period of 2012.  For the nine months ended September 30, 2013 and 2012, net income plus non-cash expense items accounted for most of these funds. In addition the monetization of our gas hedges on March 12, 2012 provided $12.4 million for the nine months ended September 30, 2012.  Investing activities used $18.7 million, net of proceeds from the sale of oil and gas properties, during the nine months ended September 30, 2013 compared to using $47.5 million for the same period of 2012. Funds used during the nine months ended September 30, 2013 were expenditures for the development of our existing properties offset by property sales of $42.1 million.  Funds used during the nine months ended September 30, 2012 were expenditures for the development of our existing properties and the completion of the refurbishment of our drilling rig.  Financing activities used $14.3 million for the nine months ended September 30, 2013 compared to providing $18.8 million for the same period in 2012. Funds provided during the nine months ended September 30, 2013 were primarily borrowings under our credit facility. Funds provided during the nine months ended September 30, 2012 were primarily proceeds from borrowings under our credit facility.

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

We have in the past, and may, in the future, sell producing properties. Most recently, in the second quarter of 2013, we agreed to sell certain non-core, non-operated properties. This sale closed in August 2013, for net proceeds of approximately $38.3 million. In the first and second quarter of 2013, we sold certain non-core assets for net proceeds of $3.8 million and in the third quarter of 2012, we sold certain non-core assets for combined net proceeds of approximately $21.5 million. This transaction closed in and the proceeds were received in the fourth quarter of 2012. The net proceeds were used to repay outstanding indebtedness under our credit facility and general corporate purposes.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2013:

	Payments due in twelve month periods ending:
		September 30,
	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt (1)	$110,608	$2,113	$103,505	$1,572	$3,418
Interest on long-term debt (2)	8,523	3,326	4,220	330	647
Lease obligations (3)	41	41	—	—	—
Total	$119,172	$5,480	$107,725	$1,902	$4,065
___________________

(1)	These amounts represent the balances outstanding under our credit facility, the rig loan agreement and the real estate lien note. These repayments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3)	Lease on office space in Calgary, Alberta, which expires on January 31, 2014 and office space in Dickinson, North Dakota, which expires on September 30, 2014.
We maintain a reserve for costs associated with the retirement of tangible long-lived assets. At September 30, 2013, our reserve for these obligations totaled $10.2 million for which no contractual commitment exists. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At September 30, 2013, we had no existing off-balance sheet arrangements, as defined under SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2013, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on the Company.

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

Long-Term Indebtedness

The following table summarizes the Company’s long-term debt:

	September 30, 2013	December 31, 2012
Credit facility	$99,000	$113,000
Rig loan agreement	7,000	7,000
Real estate lien note	4,608	4,758
	110,608	124,758
Less current maturities	(2,113)	(657)
	$108,495	$124,101

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of September 30, 2013, $99.0 million was outstanding and $48.0 million was available under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. As of September 30, 2013 we had a borrowing base of $147.0 million. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our Proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. On September 25, 2013 our borrowing base was increased to $147.0 million based upon our reserve report dated June 30, 2013. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.25—2.25%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 2.25%—3.25%, depending on the utilization of the borrowing base. At September 30, 2013, the interest rate on the credit facility was 2.9% based on 1-month LIBOR borrowings and level of utilization.

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

At September 30, 2013, we were in compliance with all of our debt covenants.   As of September 30, 2013, the interest coverage ratio was 9.68 to 1.00, the total debt to EBITDAX ratio was 2.32 to 1.00 and our current ratio was 1.29 to 1.00.

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

On February 14, 2012, Raven Drilling finalized the note with respect to the rig loan agreement.  The principal amount of the note is $7.0 million and bears interest at 4.26%.  Interest only is due for the first 18-months of the note and thereafter, the note will amortize in full over the remaining life of the note.  Interest and principal, when required, is payable monthly.  Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of September 30, 2013, $7.0 million was outstanding under the rig loan agreement.

Abraxas Petroleum has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters. This note was refinanced in November 2008.  The note was modified on April 4, 2013, reducing the interest to a fixed rate of 4.0%, effective March 13, 2013 and was payable in monthly installments of principal and interest of $33,763 based on a twenty year amortization. This note was modified on July 20, 2013. The modification extended the maturity date to July 20, 2023. The note will bear interest for five years at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the current bank prime rate plus 1.00% with a maximum rate of 7.25% . The note is secured by a first lien deed of trust on the property and improvements. As of September 30, 2013, $4.6 million was outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments.

The following table sets forth our derivative contract position as of September 30, 2013:

	Fixed Price Swap
	Oil – WTI		Oil - Brent		Oil - LLS
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)
2013	1,007	$84.76	510	$105.00	283	$106.75
2014	687	$94.16	505	$100.56	100	$101.26
2015	560	$83.03	500	$97.04	—	$—
2016	963	$84.10	—	$—	—	$—
2017	500	$84.18	—	$—	—	$—

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

See “—Quantitative and Qualitative Disclosures about Market Risk—Derivative Instruments” for further information.

Net Operating Loss Carryforwards.

At December 31, 2012, we had, subject to limitation , $169.6 million of net operating loss carryforwards for U.S. tax purposes and $15.0 million for Canadian tax purposes. The U.S. loss carryforwards will expire through 2032 and the Canadian carryforward will expire in 2032, if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10 “Income Taxes”. Therefore, we have established a valuation allowance of $89.7 million for deferred tax assets at December 31, 2012.

We account for uncertain tax positions under the provisions of ASC 740-10. ASC 740-10 did not have any effect on the Company’s financial position or results of operations for the three and nine months  ended September 30, 2013. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2010 through 2012 remain open to examination by the tax jurisdictions to which the Company is subject. The Company and Abraxas Energy Partners, L.P., which was merged into a wholly owned subsidiary of Abraxas, have undergone an audit of their 2009 Federal income tax returns. The audit of the Federal income tax return of Abraxas Energy Partners, L.P. was completed with no changes. The audit of Abraxas Petroleum Corporation resulted in a notice of proposed adjustment of $619,000. For the year ended December 31, 2012, the Company accrued $310,000 in income tax expense related to the recent audit of its 2009 Federal tax return. This amount was determined by an analysis of what the amount that is greater than 50% likely to be paid upon final settlement. On July 23, 2013, we settled the assessment for $391,000 resulting in $81,000 being recognized as expense for the nine months ended September 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the nine months ended September 30, 2013, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $7.2 million; however, due to the derivative contracts that we have in place, it is unlikely that a 10% decline in commodity prices from their current levels would significantly impact our operating revenue, cash flow and net income.

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

The following table sets forth our derivative contract position as of September 30, 2013:

	Fixed Price Swap
	Oil – WTI		Oil - Brent		Oil - LLS
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)
2013	1,007	$84.76	510	$105.00	283	$106.75
2014	687	$94.16	505	$100.56	100	$101.26
2015	560	$83.03	500	$97.04	—	$—
2016	963	$84.10	—	$—	—	$—
2017	500	$84.18	—	$—	—	$—

At September 30, 2013, the aggregate fair market value of our commodity derivative contracts was a liability of approximately $4.6 million .

For the nine months ended September 30, 2013, we recognized a realized loss of $3.8 million and an unrealized gain of $2.4 million on our commodity derivative contracts.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of September 30, 2013, we had $99.0 million of outstanding indebtedness under our credit facility. Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.25%—2.25%, depending on the utilization of the borrowing base, or, if we elect,  LIBOR plus 2.25%—3.25%, depending on the utilization of the borrowing base. At September 30, 2013, the interest rate on the credit facility was 2.9%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.0 million on an annual basis, based on our outstanding indebtedness as of September 30, 2013.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2013 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

ABRAXAS PETROLEUM CORPORATION

PART II
OTHER INFORMATION

Item 1.              Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2013, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on its operations.

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

Date:	November 7, 2013	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and Principal
Executive Officer

Date:	November 7, 2013	By: /s/Geoffrey R. King
GEOFFREY R. KING,
Vice President and
Principal Financial Officer

Date:	November 7, 2013	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Principal Accounting Officer