Form 10-K
period 2013-12-31
ABRAXAS PETROLEUM CORP
filed 2014-03-17
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⃞ No ☒

As of June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $181,392,208 based on the closing sale price as reported on The NASDAQ Stock Market.

As of March 12, 2014, there were 92,932,137 shares of common stock outstanding.

Documents Incorporated by Reference:

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement relating to the 2014 Annual Meeting of Stockholders to be held on May 6, 2014.	Part III

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

Item 1. Business

General

We are an independent energy company primarily engaged in the acquisition, exploration, development and production of oil and gas in the United States and Canada.  At December 31, 2013, our estimated net proved reserves were 31.0 MMBoe, of which 44% were classified as proved developed, 74% were oil and NGL’s and 94% of which (on a PV-10 basis) are operated by us.  Our daily net production for the year ended December 31, 2013 was 4,298 Boepd, of which 64% was oil or liquids.

Our oil and gas assets are located in three operating regions in the United States, the Rocky Mountain, Permian Basin and onshore Gulf Coast, and in the province of Alberta, Canada.  The following table sets forth certain information related to our properties as of and for the year ended December 31, 2013:

				Estimated Net Proved Reserves		Net Production
	Gross Producing Wells	Average Working Interest	Total Net Acres	(MBoe)	% Oil/NGL	(MBoe)	% Oil/NGL
Rocky Mountain	777	11.69%	51,355	10,682.7	77.7%	708.9	77.9%
Mid-Continent (1)	—	—	—	—	—	16.4	14.5%
Permian Basin	212	75.06%	39,909	5,885.6	42.6%	403.8	46.8%
Onshore Gulf Coast	61	93.16%	12,177	14,179.4	84.9%	404.1	57.5%
Total United States	1,050	29.22%	103,441	30,747.7	74.3%	1,533.2	63.7%
Alberta, Canada	9	100.00%	29,440	221.8	48.2%	35.7	63.5%
Total	1,059	29.82%	132,881	30,969.5	74.1%	1,568.9	63.7%
_____________________
(1)     All Mid-Continent properties were sold during 2013.

Our properties in the Rocky Mountain region are located in the Williston Basin of North Dakota and Montana and in the Green River, Powder River and Unita Basins of Wyoming and Utah.  In this region, our wells produce oil and gas from various reservoirs, primarily the Turner, Bakken, Three Forks and Red River formations. Well depths range from 7,000 feet down to 14,000 feet.

Our properties in the Permian Basin region are primarily located in two sub-basins, the Delaware Basin and the Eastern Shelf.  In the Delaware Basin, our wells are located in Pecos, Reeves, and Ward Counties, Texas and produce oil and gas from multiple stacked formations from the Bell Canyon at 5,000 feet down to the Ellenburger at 16,000 feet.  In the Eastern Shelf, our wells are principally located in Coke, Scurry, Mitchell and Nolan Counties, Texas and produce oil and gas from the Strawn Reef formation at 5,000 to 7,500 feet and oil from the shallower Clearfork formation at depths ranging from 2,300 to 3,300 feet.

Our properties in the onshore Gulf Coast region are located along the Edwards trend in DeWitt and Lavaca Counties, Texas, the Eagle Ford shale in Atascosa and McMullen Counties, Texas and in the Portilla field in San Patricio County, Texas.  In the Edwards trend, our wells produce gas from the Edwards formation at a depth of 14,000 feet. In the Eagle Ford, our wells produce from the Eagle Ford shale from 8,000 - 11,000 feet, and in the Portilla field, our wells produce oil and gas from the Frio sands and the deeper Vicksburg from depths of approximately 7,000 to 9,000 feet.

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

Focusing our capital and resources on our core operated basins.   Our core basins consist of the Williston Basin (Bakken/Three Forks), onshore Gulf Coast (Eagle Ford shale), which primarily produce oil and liquids, and the Permian Basin and Powder River Basin, which primarily produce gas.  Given the disparity which has existed during the past several years and which continues currently between oil and gas prices, the economics of drilling oil wells is far superior to drilling gas wells.  Thus, 94% of our 2014 estimated capital expenditures will be in our two primary oil basins drilling Bakken, Three Forks and Eagle Ford oil wells.   The remainder of our capital will be spent on leasehold acquisition in these core basins. As part of our efforts to focus our property portfolio, we are continually marketing assets we have deemed non-core.   This includes assets with a low working interest, assets that are non-operated and/or assets that fall outside of our four core basins.   Any proceeds from these asset sales will be used to reduce our indebtedness and/or redeployed into our core operating basins.

Maintaining financial flexibility.  Our primary sources of capital are availability under our credit facility and cash flow from operations. Beginning in July 2012 and continuing through December 2013, we sought to sell our non-core, non-operated properties. This resulted in our receiving net proceeds of approximately $149.1 million and allowed us to reduce borrowings under our credit facility from approximately $143.0 million at November 30, 2012 to $33.0 million at December 31, 2013. At December 31, 2013 we had approximately $97.0 million of availability under our credit facility and for the year ended December 31, 2013, we generated approximately $51.7 million of cash flow from operations.   We seek to reduce the volatility of our cash flow from operations by maintaining a significant hedging profile.   We plan on deploying our available capital in a cost-effective manner.   For example, we exclusively utilize PAD development drilling with our drilling rig in the Williston Basin.  and we seek to operate a high percentage of our properties which allows us to better control costs. At December 31, 2013, we operated properties comprising 94% of our proved developed reserves.

Profitably grow production and reserves.  We have a substantial low-decline legacy production base as evidenced by our over 21 year reserve life as of year-end 2013.   Our capital is currently being deployed largely into unconventional oil assets with relatively predictable production profiles, yet steep initial decline rates.  Therefore, the economics of these oil wells are highly dependent on both near term commodity prices and strong operational cost control.  Our rig in the Williston Basin, and heightened focus on cost control in all of our operated positions both contribute to our history of adding low cost barrels to our production base.  As evidence of production growth not being an objective, but the outcome of sound investment decisions, we achieved 65% liquids growth since the first quarter of 2010 despite relatively stagnant absolute volume growth.

2014 Budget and Drilling Activities

Our capital expenditure budget for 2014 is $125 million.  Approximately 94% of the 2014 budget will be spent on unconventional horizontal oil wells in the Bakken/Three Forks in the Rocky Mountain region and in the Eagle Ford Shale play in South Texas with the remainder being used for leasehold acquisitions in these core basins.  The 2014 capital expenditure budget is subject to change depending upon a number of factors, including the availability of sufficient capital resources, the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices we receive for our oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other petroleum producing countries, the actions of the Organization of Petroleum Exporting Countries, domestic regulation, legislation and policies. Decreases in the prices we receive for our oil and gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves, our revenue, profitability and cash flow from operations. You should read the discussion under “Risk Factors – Risks Relating to Our Industry — Market conditions for oil and gas, and particularly volatility of prices for oil and gas, could adversely affect our revenue, cash flows, profitability and growth” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information relating to the effects that decreases in oil and gas prices have on us. To help mitigate the impact of commodity price volatility, we hedge a portion of our production through the use of fixed price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Commodity Prices and Hedging Arrangements” and Note 13 of the notes to our consolidated financial statements for more information regarding our derivative activities.

Substantially all of our oil and gas is sold at current market prices under short-term arrangements, as is customary in the industry. During the year ended December 31, 2012 three purchasers accounted for 39% of our oil and gas sales. During the year ended December 31, 2013, two purchasers accounted for approximately 49% of our oil and gas sales. We believe that there are numerous other purchasers available to buy our oil and gas and that the loss of any of these purchasers would not materially affect our ability to sell our oil and gas.

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

Approximately 15% of our oil production is shipped to market centers using rail transportation facilities owned and operated by third parties. The U.S. Department of Transportation’s (“U.S. DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) establishes safety regulations relating to transportation of oil by rail transportation. In addition, third party rail operators are subject to the regulatory jurisdiction of the Surface Transportation Board of the U.S. DOT, the Federal Railroad Administration (“FRA”) of the DOT, OSHA, as well as other federal regulatory agencies. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in ways not preempted by federal law.

In response to rail accidents occurring between 2002 and 2008, the U.S. Congress passed the Rail Safety and Improvement Act of 2008, which implemented regulations governing different areas related to railroad safety. Recently, in response to train derailments occurring in the United States and Canada in 2013, U.S. regulators are implementing or considering new rules to address the safety risks of transporting oil by rail. On January 23, 2014, the National Transportation Safety Board (“NTSB”) issued a series of recommendations to the FRA and PHMSA to address safety risks, including (i) requiring expanded hazardous material route planning for railroads to avoid populated and other sensitive areas, (ii) to develop an audit program to ensure rail carriers that carry petroleum products have adequate response capabilities to address worst-case discharges of the entire quantity of product carried on a train, and (iii) to audit shippers and rail carriers to ensure they are properly classifying hazardous materials in transportation and that they have adequate safety and security plans in place. Additionally, on February 25, 2014 the DOT issued an emergency order requiring all persons, prior to offering oil into transportation, to ensure such product is properly tested and classed and to assure all shipments by rail of oil be handled as a Packing Group I or II hazardous material.

We do not currently own or operate rail transportation facilities or rail cars; however, the adoption of any regulations that impact the testing or rail transportation of oil could increase our costs of doing business and limit our ability to transport and sell our oil at favorable prices at market centers throughout the United States, the consequences of which could have a material adverse effect on our financial condition, results of operations and cash flows. At this time, it is not possible to estimate the potential impact on our business if new federal or state rail transportation regulations are enacted.

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

•
suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and areas inhabited by threatened or endangered species and other protected areas;

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

Oil Pollution Act of 1990.  Federal regulations also require certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill response plans relating to the potential discharge of oil into surface waters. The Federal Oil Pollution Act, which we refer to as OPA, and analogous state laws, contain numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States.  A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on our financial position or results of operations.

Resource Conservation Recovery Act.    The Resource Conservation and Recovery Act, which we refer to as RCRA, is the principal federal statute governing the treatment, storage and disposal of hazardous and non-hazardous solid wastes.  RCRA imposes stringent operating requirements and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. Analogous state laws further impose requirements associated with the management of solid wastes. At present, RCRA includes a statutory exemption that allows most oil and gas exploration and production wastes to be classified and regulated as non-hazardous wastes. A similar exemption is contained in many of the state counterparts to RCRA.  At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and gas exploration and production wastes from regulation as hazardous wastes. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose and would cause us to incur increased operating expenses. Also, in the ordinary course of our operations, we generate small amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes. We believe that our operations comply in all material respects with the requirements of RCRA and its state counterparts.

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

Clean Air Act.    The Clean Air Act, which we refer to as the CAA, and state air pollution laws and regulations provide a framework for national, state and local efforts to protect air quality. The operations of our properties utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. In the past few years, EPA has adopted new more restrictive regulations governing air emissions from oil and gas operations, including regulations which impose new restrictions on volatile organic compounds, sulfur dioxide and hazardous air pollutants.  Certain of these regulations will become effective in 2014, with the majority of regulatory requirements imposing new restrictions on air emissions arising from hydraulic fracturing operations in 2015.

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

Climate change legislation and greenhouse gas regulation. Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas, and refined petroleum products, are considered “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for our products. As a result of the U.S. Supreme Court decision in Massachusetts, et al. v. EPA, on December 7, 2009, the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations,  the EPA has issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA.  These regulations may apply to our operations. The EPA has adopted other rules that would regulate GHGs, one of which would regulate GHGs from stationary sources, and may affect sources in the oil and natural gas exploration and production industry and the pipeline industry. The EPA’s finding, the greenhouse gas reporting rule, and the rules to regulate the emissions of greenhouse gases may affect the cost of our operations and also affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry.

Although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict when, or if, Congress will act on climate change legislation, although any major initiatives in this area are unlikely to become law in the near future due to opposition in the U.S. House of Representatives.  Finally, some states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Depending on the particular jurisdiction of our operations, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations. Any of the climate change regulatory and legislative initiatives described above could have a material adverse effect on our business, financial condition, and results of operations.

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

Employees

As of March 12, 2014, we had 112 full-time employees. We retain independent geological, land and engineering consultants from time to time and expect to continue to do so in the future.

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

Volatility in oil and gas prices, the timing of our drilling programs and drilling results will affect our cash flow from operations.  Lower prices and/or lower production could also decrease revenues and cash flow, thus reducing the amount of financial resources available to meet our capital requirements, including reducing the amount available to pursue our drilling opportunities.  If our cash flow from operations does not increase as a result of planned capital expenditures, a greater percentage of our cash flow from operations will be required for debt service and operating expenses and our planned capital expenditures would, by necessity, be decreased.

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

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce.  The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced.  Unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, we cannot assure you that our exploration and development activities will result in increases in our proved reserves.    Based on the reserve information set forth in our reserve report as of December 31, 2013, our average annual estimated decline rate for our net proved developed producing reserves is 9% during the first five years, 9% in the next five years, and approximately 9% thereafter.  These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and prior property sales.  As our proved reserves and consequently our production decline, our cash flow from operations, and the amount that we are able to borrow under our credit facility could also decline.  In addition, approximately 56% of our total estimated proved reserves at December 31, 2013 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling operations.  Even if we are successful in our development efforts, it could take several years for a significant portion of these undeveloped reserves to generate positive cash flow.

We may not find any commercially productive oil and gas reservoirs.

Drilling involves numerous risks, including the risk that the new wells we drill will be unproductive or that we will not recover all or any portion of our capital investment.  Drilling for oil and gas may be unprofitable.  Wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable.  The inherent risk of not finding commercially productive reservoirs is compounded by the fact that 56% of our total estimated proved reserves as of December 31, 2013 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling and completion operations.  In addition, our properties may be susceptible to drainage from production by other operations on adjacent properties.  If the volume of oil and gas we produce decreases, our cash flow from operations may decrease.

The results of our drilling in unconventional formations, principally in emerging plays with limited drilling and production history using long laterals and modern completion techniques, are subject to more uncertainties than our drilling program in the more established plays and may not meet our expectations for reserves or production.

We drill wells in unconventional formations in several emerging plays.  Part of our drilling strategy to maximize recoveries from these formations involves the drilling of long horizontal laterals and the use of modern completion techniques of multi-stage fracture stimulations that have proven to be successful in other basins. Our experience with horizontal drilling and multi-stage fracture stimulations of these formations to date, as well as the industry’s drilling and production history in these formations, is relatively limited. The ultimate success of these drilling and completion strategies and techniques will be better evaluated over time as more wells are drilled and longer term production profiles are established. In addition, based on reported decline rates in these emerging plays as well as the industry’s experience in these formations, we estimate that the average monthly rates of production may decline as much as 95% during the first twelve months of production. Actual decline rates may differ significantly. Accordingly, the results of our drilling in these unconventional formations are more uncertain than drilling results in other more established plays with longer reserve and production histories.

We may not adhere to our proposed drilling schedule.

Our final determination of whether to drill any scheduled or budgeted wells will be dependent on a number of factors, including:

•	the availability and costs of drilling and service equipment and crews;

•	economic and industry conditions at the time of drilling;

•	prevailing and anticipated prices for oil and gas;

•	the availability of sufficient capital resources;

•	the results of our exploitation efforts;

•	the acquisition, review and interpretation of seismic data;

•	our ability to obtain permits for drilling locations;

•	lease expirations and continuing drilling locations; and

•	lease expirations.

Although we have identified or budgeted for numerous drilling locations, we may not be able to drill those locations within our expected time frame or at all.  In addition, our drilling schedule may vary from our expectations because of future uncertainties.

We have indebtedness which may adversely affect our cash flow and business operations.

At December 31, 2013, we had a total of $33.0 million of indebtedness under our credit facility. Our indebtedness could have important consequences to us, including:

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

We do not insure against all risks. Our oil and gas exploitation and production activities are subject to hazards and risks associated with drilling for, producing and transporting oil and gas, and any of these risks can cause substantial losses resulting from:

•
environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater, shoreline contamination, underground migration and surface spills or mishandling of chemical additives;

•	abnormally pressured formations;

•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

•
leaks of gas, oil, condensate, natural gas liquids and other hydrocarbons or losses of these hydrocarbons as a result of accidents during drilling and completion operations, or in the gathering and transportation of hydrocarbons, malfunctions of pipelines, measurement equipment or processing or other facilities in the Company’s operations or at delivery points to third parties;

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

Hydraulic fracturing is the primary completion method used to extract reserves located in many of the unconventional oil and gas plays in the United States and Canada. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure, usually down tubing or casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate oil and gas production. We use this completion technique on substantially all of our wells. Depending on the legislation that may ultimately be enacted or the regulations that may be adopted at the federal, state and/or provincial levels, exploration, exploitation and production activities that entail hydraulic fracturing could be subject to additional regulation and permitting requirements. Some states in which we operate, including Texas, have recently implemented disclosure requirements of chemicals used in hydraulic fracturing, and the U.S. Department of the Interior has proposed regulations governing hydraulic fracturing on federal lands, including requiring chemical disclosure.  Individually or collectively, such existing and new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay the development of unconventional oil and gas resources from formations which are not commercial without the use of hydraulic fracturing. This could have an adverse effect on our business, financial condition and results of operations.

Hydraulic fracturing is typically regulated by state oil and gas commissions; however, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel fuels under the Underground Injection Control Program established under the Safe Drinking Water Act, or SDWA, and published draft permitting guidance in May 2012 addressing the performance of such activities. EPA has announced its intent to initiate rulemaking  regulations under the Toxic Substances Control Act to obtain data on chemical substances and mixtures used in hydraulic fracturing.  In August 2012, the EPA published final rules under the CAA, which became effective October 15, 2012, that, among other things, require producers to reduce volatile organic compound emissions from certain subcategories of fractured and refractured gas wells for which well completion operations are being conducted by routing flowback emissions to a gathering line or capturing and combusting flowback emissions using a combustion device, such as a flare, until January 1, 2015 or performing reduced emission completions, also known as “green completions,” with or without combustion devices, on or after January 1, 2015.  In addition, the U.S. Congress, from time to time, has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process.  In the event that a new federal level of legal restrictions relating to the hydraulic fracturing process is adopted in areas where we currently or in the future plan to operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development or production activities.

Certain states in which we operate, including Texas, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosures, and/or well-construction requirements on hydraulic-fracturing operations.  For example, Texas adopted a law in June 2011 requiring disclosure to the Texas Railroad Commission and the public certain information regarding the components used in the hydraulic-fracturing process.  In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general or hydraulic fracturing in particular.  We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities.  Nonetheless, in the event state or local restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves.

Certain governmental reviews were recently conducted or are underway that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report released by the agency on December 21, 2012 and a final report expected to be available for public comment and peer review by 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities.   Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These studies, or future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.  See “Item 1. Business – Environmental Matters – Hydraulic Fracturing ” above for additional discussion related to environmental risks associated with our hydraulic fracturing activities.

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

During 2013, differentials averaged $(6.35) per Bbl of oil and $(0.48) per Mcf of gas.   Approximately 55% of our oil and NGL production during 2013 was from the Rocky Mountain region.  Historically, this region has experienced wider differentials than our Permian Basin and Gulf Coast properties.  If the percentage of our production from the Rocky Mountain region continues to increase, we expect that our price differentials will also increase.  Increases in the differential between the benchmark prices for oil and gas and the realized price we receive could significantly reduce our revenues and our cash flow from operations.

Our derivative contracts could result in financial losses or could reduce our cash flow.

To achieve more predictable cash flow and reduce our exposure to adverse fluctuations in the prices of oil and gas, we enter into derivative contracts, which we sometimes refer to as hedging arrangements, for a significant portion of our oil and gas production that could result in both realized and unrealized derivative contract losses.   We have entered into NYMEX-based fixed price commodity swap arrangements on approximately 67% of the oil production from our estimated net proved developed producing reserves (as of December 31, 2013) through December 31, 2014, 79% in 2015, 84% for 2016 and 50% for 2017. Any new hedging arrangements will be priced at then-current market prices and may be significantly lower than the commodity swaps we currently have in place.  The extent of our commodity price exposure will be related largely to the effectiveness and scope of our commodity price derivative contracts.  For example, the prices utilized in our derivative contracts are currently NYMEX-based, which may differ significantly from the actual prices we receive for oil and gas which are based on the local markets where the oil and gas is produced.  The prices that we receive for our oil and gas production are typically lower than the relevant benchmark prices that are used for calculating commodity derivative positions.  The difference between the benchmark price and the price we receive is called a differential, a significant portion of which is based on the delivery location which is called the basis differential.  As a result, our cash flow from operations could be affected if the basis differentials widen more than we anticipate.  For more information see “—An increase in the differential between NYMEX and the reference or regional index price used to price our oil and gas would reduce our cash flow from operations.” We currently do not have any basis differential hedging arrangements in place.  Our cash flow from operations could also be affected based upon the levels of our production.  If production is higher than we estimate, we will have greater commodity price exposure than we intended.  If production is lower than the nominal amount that is subject to our hedging arrangements, we may be forced to satisfy all or a portion of our hedging arrangements without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial reduction in cash flows.

If the prices at which we hedge our oil and gas production are less than current market prices, our cash flow opportunity from operations could be adversely affected.

When our derivative contract prices are higher than market prices, we will incur realized and unrealized gains on our derivative contracts and conversely, when our contract prices are lower than market prices, we will incur realized and unrealized losses. For the year ended December 31, 2013, we recognized a realized loss on oil and gas derivative contracts of $5.0 million and an unrealized gain of $2.6 million. The realized loss resulted in a decrease in cash flow from operations.  We expect to continue to enter into similar hedging arrangements in the future to reduce our cash flow volatility.

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

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which imposes a comprehensive regulatory scheme significantly impacting companies engaged in over-the-counter swap transactions. The Dodd-Frank Act generally applies to “swaps” entered into by “major swap participants” and/or “swap dealers,” each as defined in the Dodd-Frank Act. A swap is very broadly defined in the Dodd-Frank Act and includes an energy commodity swap. A swap dealer includes an entity that regularly enters into swaps with counterparties as an “ordinary course of business for its own account.” Furthermore, a person may qualify as a major swap participant if it maintains a “substantial position” in outstanding swaps, other than swaps used for “hedging or mitigating commercial risk” or whose positions create substantial exposure to its counterparties or the U.S. financial system. The Dodd-Frank Act subjects swap dealers and major swap participants to substantial supervision and regulation by the Commodity Futures Trading Commission, or the CFTC, including capital standards, margin requirements, business conduct standards, and recordkeeping and reporting requirements. The CFTC recently promulgated regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents.  Certain bona fide hedging transactions or positions would be exempt from these position limits.  Position limits for spot month limits became effective on October 12, 2012 while non-spot limits for energy-related commodities are not expected to be effective until mid-to late-2014.  The CFTC also has proposed regulations to establish minimum capital and margin requirements, as well as clearing and trade-execution requirements in connection with certain derivative activities, although it’s not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under Dodd Frank.  In addition, the CFTC’s regulations adopted pursuant to the Dodd-Frank Act impose certain record keeping and transactional reporting requirements that may be burdensome and costly to us and to the counterparties to our commodity derivative contracts.

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

At December 31, 2012, the net capitalized costs of our United States oil and gas properties did not exceed the present value of our estimated proved reserves; however, the net capitalized costs of our Canadian oil and gas properties exceeded the present value of our estimated proved reserves by approximately $19.8 million, resulting in a write down of $19.8 million. We had write downs in the second, third and fourth  quarters of 2012 of $1.3 million, $11.8 million and $6.7 million respectively. At December 31, 2013, the net capitalized costs of our United States oil and gas properties did not exceed the present value of our estimated proved reserves; however, the net capitalized costs of our Canadian oil and gas properties exceeded the present value of our estimated proved reserves by approximately $6.0 million, resulting in a write down of $6.0 million.

Use of our net operating loss carryforwards may be limited.

At December 31, 2013, we had, subject to the limitation discussed below, $141.9 million of net operating loss carryforwards for U.S. tax purposes and $20.5 million for Canadian tax purposes.  The U.S. loss carryforwards will expire in varying amounts through 2033, and the Canadian carryforward will expire in 2033, if not otherwise used.

The use of our net operating loss carryforwards may be limited if an “ownership change” of over 50 percentage points occurs during any three-year period.  Based on current estimates, we believe that we have not surpassed this threshold.

Additionally, uncertainties exist as to the future utilization of the operating loss carryforwards.  Therefore, in accordance with Financial Accounting Standards Board (“FASB”) and ASC 740-10, we have established a valuation allowance of $75.6 million at December 31, 2013.

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

While we have not experienced significant cyber attacks, we may suffer such losses in the future. We did have a cyber attack in 2010 relating to electronic bank transfers, although the monetary loss was very minimal, additional procedures were implemented to safeguard against future cyber attacks  Further, as cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber attacks.

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

The process of estimating oil and gas reserves, in accordance with SEC requirements, is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data.  Accordingly, these estimates are imprecise.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated.  Any significant variance could materially affect the estimated quantities and present value of our reserves.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

The estimates of our reserves as of December 31, 2013 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time.  In particular, estimates of oil and gas reserves, future net revenue from proved reserves and the PV-10 thereof for our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2013.  The average realized sales prices as of such date used for purposes of such estimates were $3.66 per Mcf of gas and $95.89 per Bbl of oil.  The December 31, 2013 estimates also assume that we will make future capital expenditures of approximately $467.2 million in the aggregate primarily from 2014 through 2018, which are necessary to develop and realize the value of proved reserves on our properties.  In addition, approximately 56% of our total estimated proved reserves as of December 31, 2013 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain than proved developed reserves.  Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of our reserves set forth or incorporated by reference in this report.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.  Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

As required by SEC regulations, we based the estimated discounted future net cash flows from our proved reserves as of December 31, 2013 on the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2013 and costs in effect on December 31, 2013, the date of the estimate.  However, actual future net cash flows from our properties will be affected by factors such as:

•supply of and demand for our oil and gas;

•actual prices we receive for our oil and gas;

•our actual operating costs;

•the amount and timing of our capital expenditures;

•the amount and timing of our actual production; and

•changes in governmental regulations or taxation.

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

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that requires reporting and reductions of the emission of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of oil, gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change and the Kyoto Protocol address greenhouse gas emissions, and several countries including the European Union have established greenhouse gas regulatory systems. In the United States, at the state level, several states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs or have begun considering adopting greenhouse gas regulatory programs. At the federal legislative level, various climate change legislative measures have been considered by the U.S. Congress, but it is not possible at this time to predict when, or if, Congress will act on climate change legislation, although any major initiatives in this area may unlikely to become law in the near future due to opposition in the U.S. House of Representatives.

As a result of the U.S. Supreme Court decision in Massachusetts, et al. v. EPA, on December 7, 2009, the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations,  the EPA has issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA.  These regulations may apply to our operations. The EPA has adopted other rules that would regulate GHGs, one of which would regulate GHGs from stationary sources, and may affect sources in the oil and natural gas exploration and production industry and the pipeline industry. The EPA’s finding, the greenhouse gas reporting rule, and the rules to regulate the emissions of greenhouse gases may affect the cost of our operations and also affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry.

Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs, and could have an adverse effect on demand for the oil and gas that we produce and as a result, our financial condition and results of operations could be adversely affected.

Proposed legislation and regulation under consideration regarding rail transportation could increase our operating costs, reduce our liquidity, delay our operations or otherwise alter the way we conduct our business.

We presently transport a significant portion of oil production by rail, with approximately 15% of such production being shipped by rail in 2013. In response to recent train derailments occurring in the United States and Canada, U.S. regulators are implementing or considering new rules to address the safety risks of transporting oil by rail. On January 23, 2014, the NTSB issued a series of recommendations to address safety risks, including (i) requiring expanded hazardous material route planning for railroads to avoid populated and other sensitive areas, (ii) to develop an audit program to ensure rail carriers that carry petroleum products have adequate response capabilities to address worst-case discharges of the entire quantity of product carried on a train, and (iii) to audit shippers and rail carriers to ensure they are properly classifying hazardous materials in transportation and that they have adequate safety and security plans in place. Additionally, on February 25, 2014 the DOT issued an emergency order requiring all persons, prior to offering oil into transportation, to ensure such product is properly tested and classed and to assure all shipments by rail of oil be handled as a Packing Group I or II hazardous material. The introduction of these or other regulations that result in new requirements addressing the type, design, specifications or construction of rail cars used to transport oil could result in severe transportation capacity constraints during the period in which new rail cars are retrofitted or constructed to meet new specifications.

We do not currently own or operate rail transportation facilities or rail cars; however, the adoption of any regulations that impact the testing or rail transportation of oil could increase our costs of doing business and limit our ability to transport and sell our oil at favorable prices at market centers throughout the United States, the consequences of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

At December 31, 2013, we had 92,906,049 shares of common stock outstanding of which 6,595,044 shares were held by affiliates and, in addition, 5,400,210 shares of common stock were subject to outstanding options granted under stock option plans (of which 3,827,724 shares were vested at December 31, 2013).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Exploratory and Developmental Acreage

Our principal oil and gas properties consist of producing and non-producing oil and gas leases, including reserves of oil and gas in place. The following table sets forth our developed and undeveloped acreage and fee mineral acreage as of December 31, 2013. There are no material lease expirations in 2014.

	Developed Acreage		Undeveloped Acreage		Fee Mineral Acreage (1)
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres	Total Net Acres (2)
Rocky Mountain	47,700	28,300	54,720	22,167	2,478	888	51,355
Permian Basin	20,614	16,480	20,685	18,157	12,008	5,272	39,909
Onshore Gulf Coast	6,255	5,678	6,035	5,853	2,670	646	12,177
Total United States	74,569	50,458	81,440	46,177	17,156	6,806	103,441
Alberta, Canada	2,240	2,240	27,200	27,200	—	—	29,440
Total	76,809	52,698	108,640	73,377	17,156	6,806	132,881

(1)	Fee mineral acreage represents fee simple absolute ownership of the mineral estate or fraction thereof.

(2)	Includes 3,981 acres in the Permian Basin region that are included in both developed and undeveloped gross acres.

Productive Wells

The following table sets forth our gross and net productive wells, expressed separately for oil and gas, as of December 31, 2013:

	Productive Wells
	Oil		Gas
	Gross	Net	Gross	Net
Rocky Mountain	339.0	77.8	438.0	13.0
Permian Basin	156.0	126.4	56.0	32.7
Onshore Gulf Coast	35.5	35.5	25.5	21.3
Total United States	530.5	239.7	519.5	67.0
Alberta, Canada	9.0	9.0	—	—
Total	539.5	248.7	519.5	67.0

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

For the year ended December 31, 2013, DeGolyer and MacNaughton, of Dallas, Texas estimated reserves for Abraxas’ properties comprising approximately 99% of the PV-10 of our proved oil and gas reserves. Proved reserves for the remaining 1% of our properties were estimated by Abraxas personnel because we determined that it was not practical for DeGoyler and MacNaughton to prepare reserve estimates for these properties as they are located in a widely dispersed geographic area and have relatively low value. DeGolyer and MacNaughton’s reserve report as of December 31, 2013 for Abraxas included a total of 249 properties and our internal report included 167 properties.

The technical personnel responsible for preparing the reserve estimates at DeGolyer and MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer and MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists. They do not own an interest in any of our properties and are not employed on a contingent fee basis. All reports by DeGolyer and MacNaughton were developed utilizing their own geological and engineering data, supplemented by data provided by Abraxas.  The report of DeGolyer and MacNaughton dated February 13, 2014, which contains further discussions of the reserve estimates and evaluations prepared by DeGolyer and MacNaughton as well as the qualifications of DeGolyer and MacNaughton’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of reserves at December 31, 2013 were based on studies performed by the engineering department of Abraxas which is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering manages this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and is a Registered Professional Engineer in the State of Texas; he has 35 years of experience in reserve evaluations. The operations department of Abraxas assisted in the process, and consists of three petroleum engineers with Bachelor degrees in Petroleum Engineering, and various other technical professionals. Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, include oil and gas prices, production costs, future capital expenditures and Abraxas’ net ownership percentages which are obtained from other departments within Abraxas.

Oil and gas reserves and the estimates of the present value of future net revenues therefrom were determined based on prices and costs as prescribed by SEC and FASB guidelines. Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations or de-escalations except by contractual arrangements. For the year ended December 31, 2013, commodity prices over the prior 12-month period and year end costs were used in estimating future net cash flows.

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

The following table sets forth certain information regarding estimates of our oil and gas reserves as of December 31, 2013. All of our reserves are located in the United States (approximately 99%) and Canada.

Summary of Oil, NGL and Gas Reserves As of December 31, 2013
Reserve Category	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Oil Equivalents (MBoe)
Proved
Developed	6,846.6	1,464.1	31,572.3	13,572.7
Undeveloped	14,067.8	572.8	16,537.2	17,396.8
Total Proved	20,914.4	2,036.9	48,109.5	30,969.5
Probable
Developed Non-producing	65.8	—	345.7	123.4
Undeveloped	6,987.5	1,866.1	47,624.6	16,791.0
Total Probable	7,053.3	1,866.1	47,970.3	16,914.4
Possible
Undeveloped	7,549.5	736.3	16,824.4	7,595.4
Total	35,517.2	4,639.3	112,904.2	55,479.3

Our estimates of proved developed reserves, proved undeveloped reserves, and total proved reserves at December 31, 2013, 2012, and 2011, and changes in proved reserves during the last three years are presented in the Supplemental Oil and Gas Disclosures under Item 8 of this Report.  Also presented in the Supplemental Information are our estimates of future net cash flows and discounted future net cash flows from proved reserves.

We have not filed information with a federal authority or agency with respect to our estimated total proved reserves at December 31, 2013. We report gross proved reserves of operated properties in the United States to the U.S. Department of Energy on an annual basis; these reported reserves are derived from the same data used to estimate and report proved reserves in this Report.

The process of estimating oil and gas reserves is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data.  Accordingly, these estimates are imprecise.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated.  Any significant variance could materially affect the estimated quantities and present value of our reserves set forth or incorporated by reference in this report.  We may also adjust estimates of reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. In particular, estimates of oil and gas reserves, future net revenue from reserves and the PV-10 thereof for the oil and gas properties described in this report are based on the assumption that future oil and gas prices remain the same as oil and gas prices utilized in the December 31, 2013 report. The average realized sales prices used for purposes of such estimates were $95.90 per Bbl of oil and $3.66 per Mcf of gas. It is also assumed that we will make future capital expenditures of approximately $467.2 million in the aggregate primarily in the years 2014 through 2018, which are necessary to develop and realize the value of proved reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

You should not assume that the present value of future net revenues referred to in this report is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves is calculated using the average first-day-of-the-month price over the prior 12-month period.  Costs used in the estimated discounted future net cash flows are costs as of the end of the period. Because we use the full cost method to account for our oil and gas operations, we are susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. This is known as a “ceiling limitation write-down.” This charge does not impact cash flow from operating activities but does reduce our stockholders’ equity and reported earnings. We have experienced ceiling limitation write-downs in the past and we cannot assure you that we will not experience additional ceiling limitation write-downs in the future. As of December 31, 2013, the Company’s net capitalized costs of oil and gas properties in the United States did not exceed the present value of our estimated proved reserves. However, the net capitalized costs of oil and gas properties in Canada did exceed the present value of our estimated proved reserves by $6.0 million, resulting in a write down for the year ended December 31, 2013.

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

Proved Undeveloped Reserves

Changes in PUDs. Significant changes to PUDs occurring during 2013 are summarized in the table below. Revisions of prior estimates reflect the addition of new PUDs associated with current development plans, revisions to prior PUDs, revisions to infill drilling development plans, as well as the transfer of PUDs to unproved reserve categories due to changes in development plans during the period. Our year-end development plans are consistent with SEC guidelines for PUDs development within five years unless specific circumstances warrant a longer development time horizon.

MMBoe
PUDs at December 31, 2012	14,633
Revisions of prior estimates	(370)
Extensions, discoveries, and other additions	11,058
Conversion to developed	(666)
Sales	(7,258)
PUDs at December 31, 2013	17,397

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

The following table provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2012 and 2013:

	December 31,
(in thousands)	2012	2013
PV-10	$316,862	$425,235
Present value of future income taxes discounted at 10%	(38,717)	(84,250)
Standardized measure of discounted future net cash flows	$278,145	$340,985

Oil and Gas Production, Sales Prices and Production Costs

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGLs and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three years ended December 31:

	2011	2012	2013
Oil production (Bbls)
Rocky Mountain	310,819	402,869	501,657
Permian Basin	113,151	113,691	100,846
Onshore Gulf Coast	93,182	86,107	224,625
Other (4)	22,738	40,825	22,910
Total	539,890	643,492	850,038
Gas production (Mcf)
Rocky Mountain	474,269	802,001	940,969
Permian Basin	1,891,333	1,657,165	1,288,198
Onshore Gulf Coast	1,482,260	1,257,124	1,029,346
Other (4)	373,970	380,789	162,629
Total	4,221,832	4,097,079	3,421,142
NGL production (Bbls)
Rocky Mountain	11,451	23,468	50,421
Permian Basin	15,171	82,200	88,254
Onshore Gulf Coast	231	2,036	7,871
Other (4)	1,271	3,047	2,132
Total	28,124	110,751	148,678
Total production (MBoe) (1)	1,272	1,437	1,569
Average sales price per Bbl of oil (2)
Rocky Mountain	$85.73	$81.61	$87.80
Permian Basin	$91.07	$87.97	$91.72
Onshore Gulf Coast	$97.09	$100.31	$101.59
Other (4)	$91.62	$79.66	$80.61
Composite	$89.06	$85.11	$91.71
Average sales price per Mcf of gas (2)
Rocky Mountain	$3.77	$2.71	$3.33
Permian Basin	$3.81	$2.45	$3.47
Onshore Gulf Coast	$3.31	$2.14	$2.99
Other (4)	$3.28	$2.00	$2.79
Composite	$3.58	$2.36	$3.25
Average sales price per Bbl of NGL
Rocky Mountain	$49.71	$37.27	$40.59
Permian Basin	$48.27	$35.45	$32.12
Onshore Gulf Coast	$45.75	$27.52	$18.96
Other (4)	$75.69	$67.28	$70.65
Composite	$50.08	$36.57	$34.85
Average sales price per Boe (2)	$50.81	$47.67	$60.09
Average cost of production per Boe produced (3)
Rocky Mountain	$19.58	$17.41	$15.98
Permian Basin	$13.16	$13.11	$15.53
Onshore Gulf Coast	$7.81	$8.55	$13.10
Other (4)	$16.89	$18.90	$46.28
Composite	$16.94	$14.27	$16.13
__________________

(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil.

(2)	Before the impact of hedging activities.

(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

(4)	Includes Canada and Mid-Continent comprising approximately 3.0% of total production.

Drilling Activities

The following table sets forth our gross and net working interests in exploratory and development wells drilled during the three years ended December 31:

	2011		2012 (1)		2013
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive
Rocky Mountain	2.0	1.1	—	—	—	—
Permian Basin	1.0	1.0	—	—	—	—
Onshore Gulf Coast	—	—	—	—	—	—
Total	3.0	2.1	—	—	—	—
Dry wells
Permian Basin	1.0	1.0	1.0	—	2.0	2.0
Canada	—	—	—	—	1.0	1.0
Total	1.0	1.0	1.0	—	3.0	3.0
Development
Productive
Rocky Mountain	12.0	1.2	22.0	2.6	31.0	3.1
Permian Basin	2.0	2.0	1.0	1.0	1.0	1.0
Onshore Gulf Coast	7.0	7.0	2.0	0.5	11.0	3.9
Other (2)	4.0	4.0	—	—	—	—
Total	25.0	14.2	25.0	4.1	43.0	8.0

(1)	Excludes 2.0 gross (1.4 net) well drilled by Blue Eagle.

(2)	Includes drilling activities in Canada and Mid-Continent.

In addition to the above drilling activity, as of December 31, 2013 we had 5.0 gross (3.3 net) wells that were at various stages of drilling and/or completion.

Present Activities

As of March 12, 2014, we had ten gross operated wells in the process of drilling and/or completing. In the following discussion, production rates do not include the impact of NGL production and shrinkage from processing including the flaring of gas. The following provides an overview of our present activities by region:

Eagle Ford

At Abraxas’ Jourdanton prospect in Atascosa County, Texas, the Blue Eyes 1H averaged 405 boepd (383 barrels of oil per day, 134 mcf of natural gas per day) over the well’s first 30 full days of production flowing naturally. Subsequent to this initial 30 day period, the well was placed on submersible pump. Over the following thirty days on submersible pump, the well averaged 527 boepd (494 barrels of oil per day, 194 mcf of natural gas per day) . Total acreage at Jourdanton now consists of approximately 6,150 net acres. Also at Jourdanton, Abraxas recently drilled the Snake Eyes 1H to a total depth of 12,668 feet and the well is scheduled to be fracture stimulated with a 19 stage completion later this week. Abraxas is currently drilling the Spanish Eyes 1H at a depth of 7,108 feet and the well is scheduled to be fracture stimulated at the end of March. Next, the company will spud its fourth well at Jourdanton, the Eagle Eyes 1H. Abraxas owns a 100% working interest across the Jourdanton prospect.

At Abraxas’ Cave prospect, in McMullen County, Texas, we recently completed the Dutch 2H with a 36 stage stimulation. The well has been flowing to sales at very encouraging rates and a thirty day rate will be provided when available. Abraxas holds a 100% working interest in the Dutch 2H.

At Abraxas’ Dilworth East prospect, in McMullen County, Texas, the company plans to complete the R. Henry 2H with a 19 stage fracture stimulation in April. Abraxas holds a 100% working interest in the R. Henry 2H.

Williston Basin

In McKenzie County, North Dakota, the Jore 1H, 2H and 4H are now scheduled to be fracture stimulated in early April. With the recent downspacing success reported by other operators in the Williston Basin, Abraxas elected to change its original plans on the Ravin West pad from two Middle Bakken and two Three Forks wells to four Middle Bakken wells 660 feet apart. Raven Rig #1 has successfully drilled and cased the surface on these four Middle Bakken tests, the Ravin 4H, Ravin 5H, Ravin 6H and Ravin 7H. Next, the company will drill the intermediate sections of all four wells. Abraxas owns a working interest of approximately 76% and 51% in the Jore and Ravin West pads, respectively.

Divestiture Update

Abraxas recently closed and/or signed a Purchase and Sale Agreement on several non-core Permian Basin and Gulf Coast properties for combined proceeds of $2.6 million. The assets sold produced a combined 56 boepd (83% natural gas) of production.

Office Facilities

Our executive and administrative offices are located at 18803 Meisner Drive, San Antonio, Texas 78258, and consist of approximately 21,000 square feet. We own the building which is subject to a real estate lien note. The note bears interest at a fixed rate of 4.25%, and is payable in monthly installments of principal and interest of $34,354. The note matures in July 2023. The note is secured by a first lien deed of trust on the property and improvements. As of December 31, 2013, $4.6 million was outstanding on the note. We lease office space in Calgary, Alberta for a monthly rental of $3,836. The lease expired on January 31, 2014. The lease was not renewed and is on a month to month basis. We lease office space in Dickinson, North Dakota for a monthly rental of $2,170. The lease expires on August 31, 2014. We also lease office space in Lusk, Wyoming for a monthly rental of $750. The lease expires on December 31, 2016.

Other Properties

We own 1,769 acres of land, including an office building, workshop, warehouse and house in San Patricio County, Texas, 613 acres of land and an office building in Scurry County, Texas, 50 acres of land in DeWitt County, Texas, 162 acres of land in Coke County, Texas, 582 acres of land in McKenzie County, North Dakota and 12,817 acres of land in Pecos County, Texas.

We own 25 vehicles which are used in the field by employees. We own two workover rigs, which are used for servicing our wells. Raven Drilling owns a 2000 HP drilling rig, primarily to be used for drilling wells in the Williston Basin. We own two condominiums in Dickinson, North Dakota and a man-camp in North Dakota to house rig crews.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2013, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition.

Item 4.Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol "AXAS." The following table sets forth certain information as to the high and low sales price quoted for our common stock.

	Period	High	Low
2012
	First Quarter	$4.39	$3.03
	Second Quarter	3.45	2.49
	Third Quarter	3.38	1.91
	Fourth Quarter	2.42	1.56
2013
	First Quarter	$2.54	$1.93
	Second Quarter	2.55	1.99
	Third Quarter	2.72	2.01
	Fourth Quarter	3.96	2.57
2014	First Quarter (Through March 12, 2014)	$3.49	$2.99

Holders

    As of March 12, 2014, we had 92,932,137 shares of common stock outstanding and approximately 1,118 stockholders of record.

Dividends

We have not paid any cash dividends on our common stock and it is not presently determinable when, if ever, we will pay cash dividends in the future. In addition, our credit facility prohibits the payment of cash dividends on our common stock.

Performance Graph

Set forth below is a performance graph comparing yearly cumulative total stockholder return on our common stock with (a) the monthly index of stocks included in the Standard and Poor’s 500 Index and (b) a market capitalization weighted Small Cap Index of onshore, North American (“NAM”) focused, U.S. listed, oil and gas exploration and production companies with a market capitalization of less than $1.0 billion as of December 31, 2013 with five year performance histories (the “Comparable Companies”). The Comparable Companies are: American Eagle Energy (AMZG), Approach Resources, Inc. (AREX), Callon Petroleum Co. (CPE), Clayton Williams Energy, Inc. (CWEI), Comstock Resources Inc (CRK), Contango Oil and Gas (MCF), Cubic Energy (CBNR), Double Eagle Petroleum Co. (DBLE), Emerald Oil, Inc. (EOX), Enerjex Resources, Inc. (ENRJ), Evolution Petroleum Corp. (EPM), Fieldpoint Petroleum (FPP), Forest Oil Corporation (FST), Gastar Exploration, Ltd. (GST), Goodrich Petroleum Corp. (GDP), Lucas Energy (LEI), Northern Oil and Gas, Inc. (NOG), Panhandle Oil and Gas Inc. (PHX), Penn Virginia Corporation (PVA), PetroQuest Energy Inc. (PQ), Quicksilver Resources, Inc. (KWK), Resolute Energy (REN), Rex Energy Corporation (REXX), Samson Oil and Gas (SSN), Swift Energy Co. (SFY), Synergy Resources (SYRG), Triangle Petroleum Corporation (TPLM), US Energy Corp. (USEG), Warren Resources Inc. (WRES) and ZaZa Energy Corporation (ZAZA). The following names were removed from the index versus the 2012 performance graph due to market caps exceeding $1.0 billion as of December 31, 2013, filing for bankruptcy or for various corporate transactions during the year: Bill Barrett Corp (BBG), Carrizo Oil & Gas Inc. (CRZO), Crimson Exploration Inc. (CXPO), Gasco Energy Inc. (GSXN), GMX Resources Inc. (GMXR), Magnum Hunter Resources Corp. (MHR) and PDC Energy, Inc (PDCE). The following names were added to the index versus the 2012 performance graph: American Eagle Energy (AMZG), Contango Oil and Gas (MCF), Cubic Energy (CBNR), Fieldpoint Petroleum (FPP), Lucas Energy (LEI), Resolute Energy (REN), Samson Oil and Gas (SSN) and Synergy Resources (SYRG).

All of these cumulative total returns are computed assuming the value of the investment in our common stock and each index as $100.00 on December 31, 2008, and the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. The years compared are 2009, 2010, 2011, 2012 and 2013.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
S&P 500	$123.45	$139.23	$139.23	$157.89	$204.63
Small Cap Index	$106.43	$155.69	$128.64	$88.69	$120.03
AXAS	$266.67	$634.72	$458.33	$304.17	$452.92

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

Item 6. Selected Financial Data

The following selected financial data is derived from our Consolidated Financial Statements as of and for the years ended December 31, 2009 through 2013. The data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and other financial information included herein. See “Financial Statements and Supplementary Data” in Item 8.

	Year Ended December 31,
	2009	2010		2011	2012		2013
	(In thousands, except per share data)
Total revenue	$51,836	$58,060		$64,622	$68,573		$94,331
Net income (loss)	$(18,780)	$1,766	(1)	$13,743	$(18,791)	(2)	$38,647	(3)
Net income (loss) per common share – diluted	$(0.34)	$0.02		$0.15	$(0.20)		$0.41
Weighted average shares outstanding – diluted	55,499	77,224		92,244	91,914		93,538
Total assets	$176,236	$182,909		$241,150	$240,607		$223,650
Long-term debt, excluding current maturities	$143,592	$140,940		$126,258	$124,101		$41,790
Total stockholders’ equity (deficit)	$(18,363)	$(14,976)		$62,651	$46,700		$86,906
___________________________

(1)	Includes proved property impairment of $4.8 million related to our Canadian properties.

(2)	Includes proved property impairment of $19.8 million related to our Canadian properties.

(3)	Includes proved property impairment of $6.0 million related to our Canadian properties and a gain on the sale of properties of $33.4 million.

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

General

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation, development and production of oil and gas in the United States and Canada. Historically, we have grown through the acquisition and subsequent development and exploitation of producing properties, principally through the redevelopment of old fields utilizing new technologies such as modern log analysis and reservoir modeling techniques as well as 3-D seismic surveys and horizontal drilling. As a result of these activities, we believe that we have a number of development opportunities on our properties. In addition, we intend to expand upon our development activities with complementary acreage acquisitions in our core areas of operation. Success in our development and exploration activities is critical in the maintenance and growth of our current production levels and associated reserves.

While we have attained positive net income in three of the last five years, there can be no assurance that operating income and net earnings will be achieved in future periods. Our financial results depend upon many factors which significantly affect our results of operations including the following:

•commodity prices and the effectiveness of our hedging arrangements;
•the level of total sales volumes of oil and gas;
•the availability of and our ability to raise additional capital resources and provide liquidity to meet cash flow needs;
•the level of and interest rates on borrowings; and
•the level and success of exploration and development activity.

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

During 2013, the New York Mercantile Exchange (NYMEX) future price for oil averaged $98.06 per barrel as compared to $94.16 per barrel in 2012. During 2013 the NYMEX future spot price for gas averaged $3.73 per MMBtu compared $2.83 per MMBtu in 2012. Prices closed on December 31, 2013 at $98.42 per Bbl of oil and $4.23 per MMBtu of gas.  If commodity prices decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If gas prices remain depressed or oil prices decline significantly, our revenues, profitability and cash flow from operations may decrease which could cause us to alter our business plans, including reducing our drilling activities.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the years ended December 31, 2011, 2012 and 2013:

	Oil			Gas
	2011	2012	2013	2011	2012	2013
Average realized price	$89.06	$85.11	$91.71	$3.58	$2.36	$3.25
Average NYMEX price	$95.06	$94.16	$98.06	$4.14	$2.83	$3.73
Differential	$(6.00)	$(9.05)	$(6.35)	$(0.56)	$(0.47)	$(0.48)

Our hedging arrangements equate to approximately 67% of the estimated oil production from our net proved developed producing reserves (as of December 31, 2013) through December 31, 2014, 79% in 2015, 84% in 2016 and 50% for 2017. By removing a significant portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have in the past and will in the future sustain realized and unrealized losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts. In 2011, we incurred a realized gain of $1.7 million and an unrealized gain of $5.7 million. In 2012, we incurred a realized loss of $0.3 million and an unrealized gain of $2.7 million. In 2013 we incurred a realized loss of $5.0 million and an unrealized gain of $2.6 million.  We have not designated any of these derivative contracts as a hedge as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at December 31, 2013:

	Oil - WTI (1)		Oil - Brent		Oil - LLS
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)
2014	687	$94.16	505	$100.56	100	$101.26
2015	560	$83.03	500	$97.04	—	$—
2016	963	$84.10	—	$—	—	$—
2017	500	$84.18	—	$—	—	$—

(1) On March 19, 2013 Abraxas entered Brent vs WTI Spread to better reflect actual realized pricing for the Company's Eagle Ford volumes. The weighted average price for WTI was calculated by taking the exact volumes of the Brent hedge, starting with the highest WTI swaps.

At December 31, 2013, the aggregate fair market value of our commodity derivative contracts was a liability of approximately $4.0 million.

Subsequent to December 31, 2013 we entered into the following derivative contracts:

	Natural Gas - NYMEX
Contract Periods	Daily Volume (Mcf)	Swap Price (Per Mcf)
2014	1,597	$4.10
2015	1,450	$4.22

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.   Based on the reserve information set forth in our reserve estimates as of December 31, 2013, our average annual estimated decline rate for net proved developed producing reserves is 9% during the first five years, 9% in the next five years, and approximately 9% thereafter.  These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects.

We had capital expenditures during 2013 of $95.0 million related to our exploration and development activities. We have a capital expenditure budget for 2014 of $125.0 million.  Approximately 94% of the 2014 budget will be spent on unconventional horizontal oil wells in the Bakken/Three Forks and Eagle Ford plays, with the remainder being utilized for leasehold acquisition.  The 2014 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Total production (MBoe)	1,272	1,437	1,569
Average daily production (Boepd)	3,484	3,926	4,298
% Oil/ NGL	45%	52%	64%

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, monetizing of derivative instruments, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  As of December 31, 2013, we had approximately $97.0 million of availability under our credit facility.

Borrowings and Interest.  At December 31, 2013, we had a total of $33.0 million outstanding under our credit facility. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2013, we operated properties accounting for approximately 94% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. Over the five years ended December 31, 2013, we drilled or participated in 142 gross (40.0 net) wells of which 96% were commercially productive.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility may also decline. In addition, approximately 56% of our estimated proved reserves at December 31, 2013 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Results of Operations

Selected Operating Data. The following table sets forth operating data for the periods presented.

	Year Ended December 31,
	(In thousands, except per unit data)
	2011	2012	2013
Operating revenue (1):
Oil sales	$48,080	$54,770	$77,959
Gas sales	15,127	9,679	11,135
NGL sales	1,408	4,050	5,181
Total operating revenues	$64,615	$68,499	$94,275
Operating income (loss) (2)	$11,648	$(16,348)	$14,927
Oil sales (MBbls)	539.9	643.5	850.0
Gas sales (MMcf)	4,221.8	4,097.1	3,421.1
NGL sales (MBbls)	28.1	110.8	148.7
Oil equivalents (MBoe)	1,271.6	1,437.1	1,568.9
Average oil sales price (per Bbl)(1)	$89.06	$85.11	$91.71
Average gas sales price (per Mcf)(1)	$3.58	$2.36	$3.25
Average NGL sales price (per Bbl)	$50.07	$36.57	$34.85
Average oil equivalent sales price (Boe)	$50.81	$47.67	$60.09
___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

(2)	Operating income includes a proved property impairment of $19.8 and $6.0 million in 2012 and 2013, respectively related to our Canadian properties.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Operating Revenue. During the year ended December 31, 2013, operating revenue increased to $94.3 million from $68.5 million 2012. The increase in revenue was primarily due to a 32% increase in oil sales volumes in 2013 as compared to 2012, as well as an increase in realized oil prices. Gas sales volumes were down by approximately 16%; however the decrease in gas volumes was offset by higher realized gas prices. We also had a significant increase in NGL sales volumes in 2013 as compared to 2012, which was partially offset by lower realized NGL prices. Increased sales volumes of oil and NGL contributed $20.3 million to operating revenue. Lower gas sales volumes had a negative impact on operating revenue of $2.2 million. Higher realized prices for oil and gas contributed $7.9 million to operating revenue.

Oil sales volumes increased to 850.0 MBbls for the year ended December 31, 2013 from 643.5 MBbls for the same period of 2012. The increase in oil sales volumes was due to new production brought on line in 2013. New wells brought onto production in 2013 contributed 264.1 MBbls to production for the year ended December 31, 2013, offset by natural field declines and property sales.  Gas sales volumes decreased to 3,421.1 MMcf for the year ended December 31 2013 from 4,097.1 MMcf for the year ended December 31, 2012.  The decrease in gas production was due to natural field declines; the timing of new wells being brought on line, property sales, as well as our emphasis on drilling oil wells as opposed to gas wells.  New wells brought onto production during 2013 contributed 178.18 MMcf to production for the year ended December 31, 2013. Due to weak gas prices, our focus during 2013 was primarily on oil and liquids projects. NGL sales increased to 148.7 MBbls for the year ended December 31, 2013 from 110.8 MBbls for the same period of 2012. The increase in NGL sales was primarily due to increased gas production in West Texas, Wyoming and North Dakota that has a higher NGL content than our historical gas production.

Lease Operating Expenses (“LOE”). LOE for the year ended December 31, 2013 increased to $25.4 million from $24.8 million in 2012.  The increase in LOE was primarily due to increased cost of services, and significant non-recurring LOE. The increase was partially offset by sales of producing properties in 2013, which had higher operating cost. LOE per Boe for the year ended December 31, 2013 was $16.16 compared to $17.26 for the same period of 2012. The decrease in LOE per Boe was attributable to higher sales volumes in 2013, partially offset by higher costs.

Production and Ad Valorem Taxes.  Production and ad valorem taxes for the year ended December 31, 2013 increased to $8.5 million from $6.6 million in 2012. The increase was primarily due to increased production in 2013 as compared to 2012. Production and ad valorem taxes as a percentage of oil and gas revenue decreased to 9% for the year ended December 31, 2013 from 10% in 2012.

General and Administrative (“G&A”) Expense.  G&A expense, excluding stock-based compensation, increased to $10.8 million for the year ended December 31, 2013 from $8.6 million in 2012. G&A expense per Boe was $6.86 for the year ended December 31, 2013 compared to $6.00 for the same period of 2012. The increase in G&A is primarily due to performance bonuses awarded in 2013 and expenses incurred due to a proxy contest in the first quarter of 2013.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. Stock-based compensation for the year ended December 31, 2013 and 2012, was $2.1 million for both years.

Depreciation, Depletion,  and Amortization (“DD&A”) Expenses. DD&A expense increased to $26.6 million for the year ended December 31, 2013 from $23.0 million in 2012.  Our DD&A rate increased primarily due to higher future development cost in the 2013 year end reserve report. DD&A per Boe for 2013 was $16.98 compared to $16.02 in 2012. The increase in DD&A per BOE was due to higher future development cost offset by higher sales volumes in 2013 as compared to 2012.

Interest Expense. Interest expense decreased to $4.6 million in 2013 from $5.5 million for 2012. The decrease was primarily due to lower levels of debt during 2013 as compared to 2012.

Income Taxes.  An income tax expense of $0.7 million was recognized in 2013. Approximately $81,000 was recognized as a result of an audit of our 2009 Federal income tax return. We incurred federal income tax of $.50 million and various state income taxes of approximately $68,000 for the year ended December 31, 2013, primarily as a result of the gains realized on property sales during the year.

Loss (Gain) on Derivative Contracts. Realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and interest rate swaps. Our interest rate swap expired in August 2012. The net estimated value of our commodity derivative contracts was a liability of approximately $4.0 million as of December 31, 2013. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the year ended December 31, 2013, we realized a loss on our derivative contracts of approximately $5.0 million and had an unrealized gain of $2.6 million. For the year-ended December 31, 2012, we incurred an unrealized gain of $2.7 million on our commodity swaps. For the year ended December 31, 2012, we realized a loss on our derivative contracts of approximately $0.5 million, which included a realized loss of approximately $0.3 million on our commodity swaps and a realized loss of approximately $0.2 million on our interest rate swap.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties.  Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings.   As of December 31, 2012, the net capitalized cost of our oil and gas properties in the United States did not exceed the present value of our estimated proved reserves; however in Canada, the net capitalized cost exceeded the present value of our estimated proved reserves by $19.8 million, resulting in a write down of $19.8 million. There were write downs in the second, third and fourth  quarters of 2012 of $1.3 million, $11.8 million and $6.7 million, respectively. As of December 31, 2013, the net capitalized cost of our oil and gas properties in the United States did not exceed the present value of our estimated proved reserves; however, the net capitalized costs of oil and gas properties in Canada did exceed the present value of our estimated proved reserves by $6.0 million, resulting in a write down for the year ended December 31, 2013. There were write downs in the second, third and fourth quarters of 2013 of $2.0 million; $0.1 million and $3.9 million, respectively. The year-end amount was calculated in accordance with SEC rules utilizing the twelve month first-day-of-the-month average oil and gas prices for the year ended 2013 which were $97.33 per Bbl for oil and $3.67 per Mcf for gas as adjusted to reflect the expected realized prices for our oil and gas reserves.

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

Earnings from Equity Method Investment. Through August 31, 2012 we accounted for the joint venture under the equity method of accounting. Under this method, Abraxas’ share of net income (loss) from the joint venture was reflected as an increase (decrease) in its investment account in “Investment in joint venture” and was also recorded as equity investment income (loss) in “Earnings from equity method investment.” The joint venture was dissolved effective September 4, 2012, with the assets being distributed to the joint venture partners. For the year ended December 31, 2012, we reported income of $2.2 million related to Blue Eagle. See Note 2 of the Notes to Condensed Consolidated Financial Statements.
Gain on Sale of Oil and Gas Properties. The divestiture of our oil and gas properties in the Eagle Ford shale during the fourth quarter of 2013 resulted in a $33.4 million gain due to its magnitude. Under Securities and Exchange Regulation S-X, full cost accounting companies generally credit the full cost pool for proceeds from the sale of oil and gas properties. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. Due to the magnitude of this sale, there was a significant alteration of this relationship resulting in gain recognition. The basis of the properties sold was determined based on the relative fair value of the assets sold and assets retained.
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

Interest Expense. Interest expense increased to $5.5 million in 2012 from $4.9 million for 2011. The increase was primarily due to higher levels of debt during 2012 as compared to 2011.

Income Taxes.  An income tax expense of $0.3 million was recognized in 2012 as a result of an audit of our 2009 Federal income tax return. We appealed the audit findings and the appeal was settled in 2013.

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

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties.  Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings.   As of December 31, 2011, our net capitalized costs of oil and gas properties in the United States and Canada did not exceed the present value of our estimated proved reserves. As of December 31, 2012, the net capitalized cost of our oil and gas properties in the United States did not exceed the present value of our estimated proved reserves, however in Canada, the net capitalized cost exceeded the present value of our estimated proved reserves by $19.8 million, resulting in a write down of $19.8 million. There were write downs in the second, third and fourth  quarters of 2012 of $1.3 million, $11.8 million and $6.7 million, respectively. The year-end amount was calculated in accordance with SEC rules utilizing the twelve month first-day-of-the-month average oil and gas prices for the year ended 2012 which were $95.14 per Bbl for oil and $2.86 per Mcf for gas as adjusted to reflect the expected realized prices for our oil and gas reserves.

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

Earnings from Equity Method Investment. We accounted for Blue Eagle under the equity method of accounting. Under this method, Abraxas’ share of net income (loss) from the joint venture was reflected as an increase (decrease) in its investment account in “Investment in joint venture” and is also recorded as equity investment income (loss) in “Earnings from equity method investment.” For the year ended December 31, 2011, our net share of the joint venture’s income was $2.2 million. The joint venture was dissolved on September 4, 2012, effective August 31, 2012, with the assets being distributed to the joint venture partners. The dissolution of the joint venture was accounted for with the net investment in the joint venture being added to our full cost pool.  For the year ended December 31, 2012 (through August 31, 2012), we reported income of $2.2 million related to Blue Eagle. See Note 2 of the Notes to Consolidated Financial Statements.

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

Working Capital (Deficit). At December 31, 2013, our current liabilities of $82.7 million exceeded our current assets of $39.5 million resulting in a working capital deficit of $43.2 million. This compares to a working capital deficit of $31.5 million at December 31, 2012. Current assets at December 31, 2013 primarily consist of cash of $5.2 million, and accounts receivable of $33.6 million.  Current liabilities at December 31, 2013 primarily consist of trade payables of $52.8 million, revenues due third parties of $23.8 million, current maturities of long-term debt of $2.1 million and the current portion of derivative liabilities of $2.7 million.

Capital Expenditures. Capital expenditures in 2011, 2012 and 2013 were $79.0 million, $68.6 million, and $95.0 million, respectively. The table below sets forth the components of these capital expenditures:

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Expenditure category:
Acquisition of producing properties	$—	$7,200	$—
Exploration/Development	56,245	57,307	93,878
Facilities and other	22,767	4,045	1,165
Total	$79,012	$68,552	$95,043

During 2011, capital expenditures were for the development of our existing properties, the purchase and refurbishment of a drilling rig, and the purchase of 1,769 acres of land (surface only) in our Portilla field in San Patricio County, Texas. During 2012 our expenditures were primarily for development of our existing properties, the acquisition of producing properties in West Texas and the completion of the refurbishment of our drilling rig. During 2013, capital expenditures were primarily for development of our existing properties, and acquisition of leaseholds.

We anticipate making capital expenditures in 2014 of $125.0 million. The 2014 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise.  Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Net cash provided by operating activities	$24,495	$51,375	$51,654
Net cash (used in) provided by investing activities	(70,555)	(47,003)	32,486
Net cash provided by (used in) financing activities	45,966	(2,311)	(81,014)
Total	$(94)	$2,061	$3,126

Operating activities for the year ended December 31, 2013 provided $51.7 million in cash. Non-cash expense items, net changes in operating assets and liabilities accounted for most of these funds. Investing activities provided $32.5 million. Proceeds from the sale oil and gas properties provided $127.5 million which was offset by expenditures for the development of our oil and gas properties and leasehold acquisitions. Financing activities used $81.0 million primarily for the reduction of long-term debt.

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

Cash from operating activities is dependent upon commodity prices and production volumes.  A decrease in commodity prices from current levels could reduce our cash flows from operations.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be found.  If our proved reserves decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility will also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 56% of our total estimated proved reserves at December 31, 2013 were classified as undeveloped.

We have in the past, and may in the future, sell producing properties. Most recently, beginning in the third quarter of 2012 and continuing through 2013, we sold certain non-core assets for combined net proceeds of approximately $149.1 million. The net proceeds were used to repay outstanding indebtedness under our credit facility.

We have also sold debt and equity securities in the past when the opportunity has presented itself. On February 1, 2011, we closed a public offering of 23.6 million shares of common stock (of which 8.5 million shares were sold by certain selling stockholders) at a public offering price of $4.40 per share for total net proceeds to us of approximately $62.2 million, after fees and expenses.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2013:

	Payments due in twelve month periods ending:
Contractual Obligations (In thousands)	Total	December 31, 2014	December 31, 2015-2016	December 31, 2017-2018	Thereafter
Long-term debt (1)	$43,932	$2,142	$37,568	$870	$3,352
Interest on long-term debt (2)	3,240	1,307	1,010	313	610
Lease obligations (3)	50	32	18	—	—
Total	$47,222	$3,481	$38,596	$1,183	$3,962
___________________________

(1)	These amounts represent the balances outstanding under our credit facility, the rig loan agreement and the real estate lien note. These payments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3)
Lease on office space in Calgary, Alberta, which expired on January 31, 2014, office space in Dickinson, North Dakota, which expires on August 31, 2014 and office space in Lusk Wyoming, which will expire on December 31, 2016.

We maintain a reserve for costs associated with the retirement of tangible long-lived assets. At December 31, 2013, our reserve for these obligations totaled $9.9 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At December 31, 2013, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2013, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

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

Long-Term Indebtedness.

Long-term debt consisted of the following:

	December 31, 2012	December 31, 2013
	(In thousands)
Credit facility	$113,000	$33,000
Rig loan agreement	7,000	6,378
Real estate lien note	4,758	4,554
	124,758	43,932
Less current maturities	(657)	(2,142)
	$124,101	$41,790

Credit Facility

We have a  senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of December 31, 2013, $33.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At December 31, 2013 we had a borrowing base of $130.0 million.  This amount will remain in effect until the next redetermination of the borrowing base which is scheduled to be completed in April 2014. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our Proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.25—2.25%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 2.25%—3.25%, depending on the utilization of the borrowing base. At December 31, 2013, the interest rate on the credit facility was 2.67% based on 1-month LIBOR borrowings and the level of utilization.

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

At December 31, 2013, we were in compliance with all of our debt covenants. As of December 31, 2013, the interest coverage ratio was 11.20 to 1.00, the total debt to EBITDAX ratio was 0.76 to 1.00, and our current ratio was 1.75 to 1.00.

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

On February 14, 2012, Raven Drilling finalized the note with respect to the rig loan agreement.  The principal amount of the note is $7.0 million and bears interest at 4.26%.   Interest only was due for the first 18-months of the note and thereafter, the note will amortize in full over the remaining life of the note.  Interest and principal, when required, is payable monthly.  Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of December 31, 2013, $6.4 million was outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters.  The note was modified on April 4, 2013, reducing the interest to a fixed rate of 4.0%, effective March 13, 2013 and was payable in monthly installments of principal and interest of $33,763 based on a twenty year amortization. This note was modified on July 20, 2013 to extend the maturity date to July 20, 2023. The note will bear interest for five years at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the current bank prime rate plus 1.00% with a maximum rate of 7.25%. The note is secured by a first lien deed of trust on the property and improvements. As of December 31, 2012 and 2013, $4.8 million and $4.6 million, was outstanding on the note, respectively. The building appraised at $6.1 million in July 2013.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We have entered into commodity swaps on approximately 67% of our estimated oil production from our net proved developed producing reserves (as of December 31, 2013) through December 31, 2014, 79% for 2015, 84% for 2016 and 50% for 2017.

The following table sets forth the summary position of our derivative contracts as of December 31, 2013:

	Oil - WTI (1)		Oil - Brent		Oil - LLS
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)
2014	687	$94.16	505	$100.56	100	$101.26
2015	560	$83.03	500	$97.04	—	$—
2016	963	$84.10	—	$—	—	$—
2017	500	$84.18	—	$—	—	$—
_______________________
(1) On March 19, 2013 Abraxas entered Brent vs WTI Spread to better reflect actual realized pricing for the Company's Eagle Ford volumes. The weighted average price for WTI was calculated by taking the exact volumes of the Brent hedge, starting with the highest WTI swaps.

By removing a significant portion of price volatility on our future oil and gas production, we believe that we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have sustained, and in the future will sustain, realized and unrealized losses on our derivative contracts when market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts. For the year ended December 31, 2013, we incurred a realized loss of $5.0 million and an unrealized gain of $2.6 million on our commodity derivative contracts. For the year ended December 31, 2012, we incurred a realized loss of $0.3 million and an unrealized gain of $2.7 million on our commodity derivative contracts. For the year ended December 31, 2011, we incurred a realized gain of $1.7 million and an unrealized gain of $5.7 million on our commodity derivative contracts.  If the disparity between our contract prices and market prices continues, we will sustain realized and unrealized gains or losses on our derivative contracts. While unrealized gains and losses do not impact our cash flow from operations, realized gains and losses do impact our cash flow from operations.  In addition, as our derivative contracts expire over time, we expect to enter into new derivative contracts at then-current market prices.  If the prices at which we hedge future production are significantly lower than our existing derivative contracts, our future cash flow from operations would likely be materially lower. In addition, borrowings under our credit facility bear interest at floating rates. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

See “—Quantitative and Qualitative Disclosures about Market Risk—Hedging Sensitivity” for further information.

Net Operating Loss Carryforwards

At December 31, 2013, we had, subject to the limitation discussed below, $141.9 million of net operating loss carryforwards for U.S. tax purposes and $20.5 million for Canadian tax purposes. The U.S. loss carryforwards will expire through 2033 and the Canadian carryforward will expire in 2033, if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10 “Income Taxes”. Therefore, we have established a valuation allowance of $75.6 million for deferred tax assets at December 31, 2013.

We account for uncertain tax positions under the provisions of ASC 740-10. ASC 740-10 did not have any effect on the Company’s financial position or results of operations for the year ended December 31, 2013 or for the year ended December 31, 2012. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2001 through 2011 remain open to examination by the tax jurisdictions to which the Company is subject. The Company and Abraxas Energy Partners, L.P., which was merged into a wholly owned subsidiary of Abraxas, have undergone an audit of their 2009 Federal income tax returns. The audit of the Federal income tax return of Abraxas Energy Partners, L.P. was completed with no changes. The audit of Abraxas Petroleum Corporation resulted in a notice of proposed adjustment of $619,000. For the year ended December 31, 2012, the Company accrued $310,000 in income tax expense related to the audit of its 2009 Federal tax return. This amount was determined by an analysis of what the amount that is greater than 50% likely to be paid upon final settlement. On July 23, 2013, we settled the assessment for $391,000 resulting in $81,000 being recognized as expense in 2013.

Related Party Transactions

We have adopted a policy that transactions between us and our officers, directors, principal stockholders, or affiliates of any of them, will be on terms no less favorable to us than can be obtained on an arm’s length basis in transactions with third parties and must be approved by our audit committee. During 2012, we purchased equipment from an officer of our wholly-owned subsidiary Raven Drilling, LLC for total consideration of $195,000. The purchase price was based on an appraisal and was at fair market value. The transaction was approved by the audit committee. There were no related party transactions in 2013.

Environmental Regulations

Various federal, provincial, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect our operations and costs as a result of their effect on oil and gas exploration, development and production operations. These laws and regulations could cause us to incur remediation or other corrective action costs in connection with a release of regulated substances, including oil, into the environment. In addition, we have acquired certain oil and gas properties from third parties whose actions with respect to the management and disposal or release of hydrocarbons or other wastes were not under our control, and under environmental laws and regulations, we could be required to remove or remediate wastes disposed of or released by prior owners or operators. We also could incur costs related to the clean-up of sites to which we sent regulated substances for disposal or to which we sent equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at such sites. In addition, we could be responsible under environmental laws and regulations for oil and gas properties in which we own an interest but are not the operator. Moreover, we are subject to the EPA’s rule requiring annual reporting of GHG emissions.

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

Full Cost Method of Accounting for Oil and Gas Activities. SEC Regulation S-X defines the financial accounting and reporting standards for companies engaged in oil and gas activities. Two methods are prescribed: the successful efforts method and the full cost method. We have chosen to follow the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, exploration and development activities but do not include any costs related to production, general corporate overhead or similar activities. Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of oil and gas properties are generally calculated on a well by well or lease or field basis versus the “full cost” pool basis. Additionally, gain or loss is generally recognized on all sales of oil and gas properties under the successful efforts method. As a result, our financial statements will differ from companies that apply the successful efforts method since we will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization rate on our oil and gas properties.

At the time it was adopted, management believed that the full cost method would be preferable, as earnings tend to be less volatile than under the successful efforts method. However, the full cost method makes us susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. We have experienced this situation several times over the years, most recently in the third quarter of 2013, relating to our proved oil and gas properties in Canada. Our oil and gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on our business including impact from impairment testing procedures associated with the full cost method of accounting as discussed below.

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

You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on costs on the date of the estimate and for the years ended December 31, 2011, 2012 and 2013, oil and gas prices were based on the average 12-month first-day-of-the-month pricing as compared to end of period prices utilized in prior years.  Actual future prices and costs may be materially higher or lower than the prices and costs used in the estimate.

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

Accounting for Derivatives. Realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  We have elected not to apply hedge accounting to our derivative contracts as prescribed by ASC 815; as a result, fluctuations in the market value of the derivative contract are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and interest rate swaps. Due to the volatility of oil and gas prices and, to a lesser extent, interest rates, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2012 and 2013, the net market value of our commodity derivatives was a net liability of $6.4 million and $4.0 million, respectively.

Share-Based Payments. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors. Additional information about management’s assumptions can be found in Note 6 to the consolidated financial statements.  Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date and expense is recognized over the vesting period.  For the years ended December 31, 2011, 2012 and 2013, stock-based compensation was approximately $2.0 million, $2.1 million, and $2.1 million, respectively.

Equity Method  Investment. Our investment in an unconsolidated joint venture, in which we did not have a majority interest, was accounted for under the equity method. Under the equity method of accounting, our share of net income (loss) from our equity investment was reflected as an increase (decrease) in our investment account “Investment in joint venture” and was also recorded as “Earnings from equity method investment ” in “Other (income) expense.” The joint venture was dissolved effective August 31, 2012.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indices fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2013, a 10% decline in oil and gas prices would have reduced our operating revenue and cash flow by approximately $9.4 million for the year; however, due to the derivative contracts that we have in place, it is unlikely that a 10% decline in commodity prices from their current levels would significantly impact our operating revenue, cash flow and net income.

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

The following table sets forth the summary position of our derivative contracts as of December 31, 2013:

	Oil - WTI		Oil - Brent		Oil - LLS
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)
2014	687	$94.16	505	$100.56	100	$101.26
2015	560	$83.03	500	$97.04	—	$—
2016	963	$84.10	—	$—	—	$—
2017	500	$84.18	—	$—	—	$—

At December 31, 2013, the aggregate fair market value of our commodity derivative contracts was a liability of approximately $4.0 million.

For the year ended December 31, 2013, we recognized a realized loss of $5.0 million and an unrealized gain of $2.6 million on our commodity derivative contracts.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of December 31, 2013, we had $33.0 million of outstanding indebtedness under our credit facility. Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.25%—2.25%, depending on the utilization of the borrowing base, or, if we elect,  LIBOR plus 2.25%—3.25%, depending on the utilization of the borrowing b ase. At December 31, 2013, the interest rate on the credit facility was 2.67%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $0.3 million on an annual basis, based on our outstanding indebtedness as of December 31, 2013.

Item 8. Financial Statements and Supplementary Data

For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of December 31, 2013 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None
PART III

Item10.   Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference to that portion of our definitive proxy statement for the 2014 Annual Meeting of Stockholders which appears therein under the caption “Election of Directors – Board of Directors and Executive Officers,” “– Code of Ethics” and “– Committees of the Board of Directors.”

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our board of directors consists of Brian L. Melton., W. Dean Karrash, Paul A. Powell, Jr. and Jerry J. Langdon.  The board of directors has determined that each of the members of the Audit Committee is independent as determined in accordance with the listing standards of The NASDAQ Stock Market and Item 407(a) of Regulation S-K.  In addition, the board of directors has determined that Brian L. Melton, as defined by SEC rules, is an audit committee financial expert.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of Abraxas equity securities to file with the SEC and The NASDAQ initial reports of ownership and reports of changes in ownership of Abraxas common stock.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file.  Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all our directors and executive officers complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act during 2013.

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2014 Annual Meeting of Stockholders which appears therein under the captions “Election of Directors – Committees of the Board of Directors” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2014 Annual Meeting of Stockholders which appears therein under the caption “Securities Holdings of Principal Stockholders, Directors, Nominees and Officers.”

Item 13.   Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2014 Annual Meeting of Stockholders which appears therein under the captions “Certain Transactions” and “Election of Directors – Director Independence.”

Item 14.   Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2014 Annual Meeting of Stockholders which appears therein under the caption “Principal Auditor Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.           Consolidated Financial Statements

(a)2.    Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information required is included in the Consolidated Financial Statements or related notes thereto.

(a)3.    Exhibits

The following Exhibits have previously been filed by the Registrant or are included following the Index to Exhibits.

Exhibit

Number Description

3.1	Articles of Incorporation of Abraxas dated August 30, 1990. (Filed as Exhibit 3.1 to our Registration Statement on Form S-4, No. 33-36565. (the “S-4 Registration Statement”)).

3.2	Articles of Amendment to the Articles of Incorporation of Abraxas dated October 22, 1990. (Filed as Exhibit 3.3 to the S-4 Registration Statement).

3.3	Articles of Amendment to the Articles of Incorporation of Abraxas dated December 18, 1990. (Filed as Exhibit 3.4 to the S-4 Registration Statement).

3.4	Articles of Amendment to the Articles of Incorporation of Abraxas dated June 8, 1995. (Filed as Exhibit 3.4 to our Registration Statement on Form S-3, No. 333-00398).

3.5	Articles of Amendment to the Articles of Incorporation of Abraxas dated as of August 12, 2000. (Filed as Exhibit 3.5 to our Annual Report on Form 10-K filed on April 2, 2001).

3.6	Certificate of Correction dated February 24, 2011 (Filed herewith).

3.7	Amended and Restated Bylaws of Abraxas. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2008).

3.8	Certificate of Designation of Series 2010 Junior Participating Preferred Stock. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 17, 2010).

4.1	Specimen Common Stock Certificate of Abraxas. (Filed as Exhibit 4.1 to the S-4 Registration Statement).

4.2	Specimen Preferred Stock Certificate of Abraxas. (Filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 31, 1995).

4.3	Rights Agreement, dated March 17, 2010 by and between Abraxas and American Stock Transfer and Trust Company. (Filed as Exhibit 4.1 to our Registration Statement on Form 8-A filed on March 17, 2010).

*10.1	Abraxas Petroleum Corporation 401(k) Profit Sharing Plan. (Filed as Exhibit 10.4 to our Registration Statement on Form S-4, No. 333-18673 filed on December 24, 1996).

*10.2	Abraxas Petroleum Corporation Amended and Restated 1994 Long Term Incentive Plan. (Filed as Exhibit 10.4 to our Registration Statement on Form S-4, No. 333-120989 filed on January 12, 2005).

*10.3	Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.4 to our Annual Report on Form 10-K filed March 14, 2007).

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

*10.6	Employment Agreement between Abraxas and William H. Wallace. (Filed as Exhibit 10.27 to the S-3 Registration Statement).

*10.7	Employment Agreement between Abraxas and Lee T. Billingsley. (Filed as Exhibit 10.28 to the S-3 Registration Statement).

*10.8	Employment Agreement between Abraxas and G. William Krog, Jr. (Filed as Exhibit 10.9 to our Annual Report on Form 10-K filed March 15, 2012).

*10.9	Employment Agreement between Abraxas and Geoffrey R. King (Filed as Exhibit 10.9 to our Annual Report on Form 10-K filed March 18, 2013)

*10.10	Abraxas Petroleum Corporation 2005 Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Appendix A to our Proxy Statement filed on April 15, 2010).

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

DATED:March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date
/s/ Robert L.G. Watson Robert L.G. Watson	Chairman of the Board, President (Principal Executive Officer) and Director	March 17, 2014
/s/ Geoffrey R. King Geoffrey R. King	Vice President, CFO (Principal Financial Officer)	March 17, 2014
/s/ G. William Krog, Jr. G. William Krog, Jr.	Chief Accounting Officer (Principal Accounting Officer)	March 17, 2014
/s/ Harold D. Carter Harold D. Carter	Director	March 17, 2014
/s/ Ralph F. Cox Ralph F. Cox	Director	March 17, 2014
/s/ W. Dean Karrash W. Dean Karrash	Director	March 17, 2014
/s/ Jerry J. Langdon Jerry J. Langdon	Director	March 17, 2014
/s/ Dennis E. Logue Dennis E. Logue	Director	March 17, 2014
/s/ Brian L. Melton Brian L. Melton	Director	March 17, 2014
/s/ Paul A. Powell, Jr. Paul A. Powell, Jr.	Director	March 17, 2014
/s/ Katherine T. Richard. Katherine T. Richard	Director	March 17, 2014
/s/ Edward P. Russell Edward P. Russell	Director	March 17, 2014

All schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the related notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Abraxas Petroleum Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation as of December 31, 2012 and 2013 and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abraxas Petroleum Corporation at December 31, 2012 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Abraxas Petroleum Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas
March 17, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Abraxas Petroleum Corporation
San Antonio, Texas

We have audited Abraxas Petroleum Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Abraxas Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Abraxas Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abraxas Petroleum Corporation as of December 31, 2012 and 2013, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas
March 17, 2014

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2012	2013
	(In thousands)
Current assets:
Cash and cash equivalents	$2,061	$5,205
Accounts receivable:
Joint owners	8,883	15,493
Oil and gas production sales	10,887	16,625
Other	661	1,497
	20,431	33,615

Derivative asset	41	85
Other current assets	488	644
Total current assets	23,021	39,549

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	563,317	564,755
Unproved properties excluded from depletion	2,089	—
Other property and equipment	37,833	38,959
Total	603,239	603,714
Less accumulated depreciation, depletion, and amortization	(390,407)	(423,069)
Total property and equipment, net	212,832	180,645

Deferred financing fees, net	3,397	2,140
Derivative asset	594	925
Other assets	763	391
Total assets	$240,607	$223,650

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2012	2013
	(In thousands, except number of shares)
Current liabilities:
Accounts payable	$42,387	$52,793
Joint interest oil and gas production payable	6,947	23,810
Accrued interest	75	31
Other accrued expenses	962	1,231
Derivative liability	3,462	2,728
Current maturities of long-term debt	657	2,142
Total current liabilities	54,490	82,735

Long-term debt – less current maturities	124,101	41,790
Other liabilities	367	57
Derivative liability	3,568	2,274
Future site restoration	11,381	9,888
Total liabilities	193,907	136,744

Commitments and contingencies (Note 8)	—	—

Stockholders’ Equity:
Preferred stock, par value $.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $.01 per share – authorized 200,000,000 shares; issued and outstanding 92,733,448 and 92,906,049	927	929
Additional paid-in capital	250,998	253,193
Accumulated deficit	(205,256)	(166,609)
Accumulated other comprehensive income (loss)	31	(607)
Total stockholders’ equity	46,700	86,906
Total liabilities and stockholders’ equity	$240,607	$223,650

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2012	2013
	(In thousands except per share data)
Revenues:
Oil and gas production revenues	$64,615	$68,499	$94,275
Other	7	74	56
	64,622	68,573	94,331
Operating costs and expenses:
Lease operating	21,581	24,806	25,361
Production taxes	5,766	6,613	8,510
Depreciation, depletion, and amortization	16,194	23,016	26,632
Impairment	—	19,774	6,025
General and administrative (including stock-based compensation of $1,987, $2,091 and $2,114, respectively)	9,433	10,712	12,876
	52,974	84,921	79,404
Operating income (loss)	11,648	(16,348)	14,927

Other (income) expense:
Interest income	(7)	(4)	(3)
Interest expense	4,898	5,520	4,580
Amortization of deferred financing fees	1,762	937	1,367
Gain on sale of properties	—	—	(33,377)
Loss on derivative contracts - realized	676	459	5,035
Gain on derivative contracts - unrealized	(7,476)	(2,669)	(2,561)
Earnings from equity method investment	(2,187)	(2,207)	—
Other	316	97	539
	(2,018)	2,133	(24,420)
Income (loss) before income tax	13,666	(18,481)	39,347
Income tax benefit (expense)	77	(310)	(700)
Net income (loss)	$13,743	$(18,791)	$38,647

Net income (loss) - per common share - basic	$0.15	$(0.20)	$0.42

Net income (loss) - per common share - diluted	$0.15	$(0.20)	$0.41

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2011	2012	2013
	(In thousands)
Consolidated net income (loss)	$13,743	$(18,791)	$38,647
Other comprehensive income (loss):
Change in unrealized value of investments	(76)	(25)	(79)
Foreign currency translation adjustment	(456)	343	(559)
Other comprehensive income (loss)	(532)	318	(638)
Comprehensive income (loss)	$13,211	$(18,473)	$38,009

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands except number of shares)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	76,427,561	$764	$184,223	$(200,208)	$245	$(14,976)
Net income	—	—	—	13,743	—	13,743
Change in unrealized gain (loss) on fair value of investments	—	—	—	—	(76)	(76)
Foreign currency translation adjustment	—	—	—	—	(456)	(456)
Stock-based compensation	—	—	1,987	—	—	1,987
Shares issued for compensation	15,075,502	151	62,195	—	—	62,346
Stock options exercised	371,632	4	79	—	—	83
Restricted stock issued, net of cancellations	386,362	4	(4)	—	—	—
Balance at December 31, 2011	92,261,057	923	248,480	(186,465)	(287)	62,651
Net income	—	—	—	(18,791)	—	(18,791)
Change in unrealized gain (loss) on fair value of investments	—	—	—	—	(25)	(25)
Foreign currency translation adjustment	—	—	—	—	343	343
Stock-based compensation	—	—	2,091	—	—	2,091
Stock options exercised	390,957	4	427	—	—	431
Restricted stock issued, net of cancellations	81,434	—	—	—	—	—
Balance at December 31, 2012	92,733,448	927	250,998	(205,256)	31	46,700
Net income	—	—	—	38,647	—	38,647
Change in unrealized gain (loss) on fair value of investments	—	—	—	—	(79)	(79)
Foreign currency translation adjustment	—	—	—	—	(559)	(559)
Stock-based compensation	—	—	2,114	—	—	2,114
Stock options exercised	129,686	2	81	—	—	83
Restricted stock issued, net of cancellations	42,915	—	—	—	—	—
Balance at December 31, 2013	92,906,049	$929	$253,193	$(166,609)	$(607)	$86,906

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2012	2013
	(In thousands)
Operating Activities
Net income (loss)	$13,743	$(18,791)	$38,647
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Earnings from equity method investment	(2,187)	(2,207)	—
Gain on sale of properties	—	—	(33,377)
Change in derivative fair value	(7,680)	(4,088)	(2,403)
Monetization of derivative contracts	—	12,364	—
Depreciation, depletion, and amortization	16,194	23,016	26,632
Impairment	—	19,774	6,025
Accretion of future site restoration	452	474	638
Amortization of deferred financing fees	1,762	937	1,367
Stock-based compensation	1,987	2,091	2,114
Changes in operating assets and liabilities:
Accounts receivable	(182)	(7,506)	(13,215)
Other assets and liabilities	(17)	250	(176)
Accounts payable	756	22,024	27,294
Accrued expenses	(333)	3,037	(1,892)
Net cash provided by operating activities	24,495	51,375	51,654

Investing Activities
Capital expenditures, including purchases and development of properties	(79,012)	(68,552)	(95,043)
Proceeds from the sale of oil and gas properties	8,457	21,549	127,529
Net cash (used in) provided by investing activities	(70,555)	(47,003)	32,486

Financing Activities
Proceeds from exercise of stock options and warrants	83	431	83
Proceeds from issuance of common stock, net of offering costs	62,346	—	—
Proceeds from long-term borrowings	50,500	30,500	42,000
Payments on long-term borrowings	(65,153)	(32,181)	(122,826)
Deferred financing fees	(1,758)	(844)	(110)
Other	(52)	(217)	(161)
Net cash provided by (used in) financing activities	45,966	(2,311)	(81,014)
Effect of exchange rate changes on cash	(5)	—	18
(Decrease) increase in cash	(99)	2,061	3,144
Cash at beginning of year	99	—	2,061
Cash at end of year	$—	$2,061	$5,205

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Years Ended December 31,
	2011	2012	2013
	(In thousands)
Supplemental disclosures of cash flow information:
Interest paid	$4,514	$5,180	$3,986
Income taxes paid	$(77)	$—	$391
Non-Cash Investing Activities:
Asset retirement obligation cost and liabilities	$(8)	$2,588	$138
Non-cash transfer of investment in joint venture	$—	$28,531	$—
Asset retirement obligations associated with property acquisitions and dispositions	$306	$324	$(1,890)

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Significant Accounting Policies

Nature of Operations

We are an independent energy company primarily engaged in the acquisition, exploitation, development and production of oil and gas in the United States and Canada.  Our oil and gas assets are located in three operating regions in the United States, the Rocky Mountain, Permian Basin and onshore Gulf Coast, and in the province of Alberta, Canada.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of approximately $105,000 and $407,000 at December 31, 2012 and 2013, respectively. The allowance for doubtful accounts is determined based on the Company's historical losses, as well as a review of certain accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated future net revenues are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. As of December 31, 2011, our net capitalized costs of oil and gas properties in the United States and Canada did not exceed the present value of our estimated proved reserves. As of December 31, 2012, net capitalized costs of oil and gas properties in the United States did not exceed the present value of our estimated proved reserves; however, the net capitalized costs of oil and gas properties in Canada exceeded the present value of our estimated proved reserves by $19.8 million resulting in a write down for the year ended December 31, 2012. Write downs of $1.3 million, $11.8 million and $6.7 million were taken in the second, third and fourth quarters of 2012, respectively. As of December 31, 2013, net capitalized costs of oil and gas properties in the United States did not exceed the present value of our estimated proved reserves; however, the net capitalized costs of oil and gas properties in Canada exceeded the present value of our estimated proved reserves by $6.0 million resulting in a write down for the year ended December 31, 2013. There were write downs in the second, third and fourth quarters of 2013 of $2.0 million; $0.1 million and $3.9 million, respectively.

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

Estimates of Proved Oil and Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

•the quality and quantity of available data;
•the interpretation of that data;
•the accuracy of various mandated economic assumptions; and
•the judgment of the persons preparing the estimate.

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

In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on the average of oil and gas prices based on the average 12 month first-day-of-month pricing for the years ended December 31, 2012 and 2013, and costs as of December 31, 2012 and 2013. Future prices and costs may be materially higher or lower than these prices and costs which would impact the estimated value of our reserves.

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

Share-Based Payments

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors.  Options granted are valued at the date of grant and expense is recognized over the vesting period. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such restricted stock is determined using the market price on the grant date and expense is recorded over the vesting period. For the years ended December 31, 2011, 2012 and 2013, stock-based compensation was approximately $2.0 million, $2.1 million and $2.1 million, respectively. For additional information regarding share-based payments, refer to Note 6, “Stock-Based Compensation, Option Plans and Warrants.”

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

The following table summarizes the Company’s asset retirement obligations during the two years ended December 31:

	2012	2013

Beginning asset retirement obligation	$8,412	$11,381
New wells placed on production and other	330	222
Deletions related to property disposals and plugging costs	(423)	(2,491)
Accretion expense	474	638
Revisions	2,588	138
Ending asset retirement obligation	$11,381	$9,888

Revenue Recognition and Major Purchasers

The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells, net of royalties. The Company utilizes the sales method to account for gas production imbalances.  Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at December 31, 2012 and 2013.

During 2011, two purchasers accounted for 28% of oil and gas revenues. During 2012, three purchasers accounted for 39% of oil and gas revenues. During 2013, two customers accounted for 49% of our oil and gas revenues.

Deferred Financing Fees

Deferred financing fees are being amortized on the effective yield basis over the term of the related debt arrangements.

Income Taxes

The Company records deferred income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect to taxable income in the years in which those temporary differences are expected to be recovered or settled. Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10. Therefore, we have established a valuation allowance of $75.6 million for deferred tax assets at December 31, 2013.

Accounting for Uncertainty in Income Taxes

ASC 740 provides guidance on accounting for uncertainty in income taxes.  ASC 740 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

Through August 31, 2012 we accounted for the joint venture under the equity method of accounting in accordance with ASC 323. Under this method, Abraxas’ share of net income (loss) from the joint venture is reflected as an increase (decrease) in its investment account in “Investment in joint venture” and was also recorded as equity investment income (loss) in “Earnings from equity method investment.” For the years ended December 31, 2011 and 2012 we reported income of $2.2 million and $2.2 million, respectively, related to Blue Eagle.

The following is condensed financial data from Blue Eagle’s August 31, 2012 (date of dissolution) and December 31, 2011 financial statements:

Balance Sheets:	As of August 31, 2012
Assets:
Current assets	$7,921
Oil and gas properties	75,741
Other assets	30
Total assets	$83,692

Liabilities and Members’ Capital:
Current liabilities	$1,474
Other liabilities	48
Members’ capital	82,170
Total liabilities and members’ capital	$83,692

Statement of Operations:	Year Ended December 31, 2011	Year Ended December 31, 2012 (1)
	(In thousands)
Revenue	$12,579	$12,106

Operating expenses	7,138	7,144
Other income	(11)	(4)
Net income	$5,452	$4,966
(1) Through August 31, 2012

3. Divestiture of Properties

Beginning in the third quarter of 2012 and continuing throughout 2013, the Company's business plan has been to divest various properties considered non core, and primarily non-operated to focus on its core basins in the Eagle Ford, Bakken, Powder River Basin and Permian Basin.

In the third quarter of 2012 we sold certain non-core assets for combined net proceeds of approximately $21.5 million. Properties sold included certain properties received upon the dissolution of the Blue Eagle joint venture. During 2013 the Company sold various non-operated properties through the auction process. Total proceeds from these auctions were approximately $6.6 million. In addition to the auctions, the Company completed three other significant dispositions. The Company monetized the Bakken and Three Forks rights on the Company’s Fairview Prospect in Richland County, Montana and McKenzie County, North Dakota for $10.6 million. The sale consisted of approximately 2,563 net acres and did not have any associated production. In August 2013 the Company's non-operated properties in the Bakken were monetized for net proceeds of $38.3 million. In December 2013, the Company closed on the divestiture of its non-operated position in the Wycross area of the Eagle Ford for net proceeds of $71.4 million. Other property sales during the year netted $0.6 million.

The net proceeds were used to repay outstanding indebtedness under our credit facility, for capital expenditures and general corporate purposes. Proceeds from these sales, except for the Wycross sale, were credited to the full cost pool as these sales were not significant under full cost accounting rules. Due to the magnitude of the Wycross sale and its impact on the relationship of capitalized costs and reserves, a gain of $33.4 million was recognized on this sale.

4. Long-Term Debt

The following is a description of the Company’s debt as of December 31, 2012 and 2013, respectively:

	December 31, 2012	December 31, 2013
	(In thousands)
Senior secured credit facility	$113,000	$33,000
Rig loan agreement	7,000	6,378
Real estate lien note	4,758	4,554
	124,758	43,932
Less current maturities	(657)	(2,142)
	$124,101	$41,790

Maturities of long-term debt are as follows:

Year ending December 31, (In thousands)
2014	$2,142
2015	35,235
2016	2,332
2017	608
2018	262
Thereafter	3,353
$43,932

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of December 31, 2013, $33.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At December 31, 2013, we had a borrowing base of $130.0 million. This amount will remain in effect until the next redetermination of the borrowing base which is scheduled to be completed in April 2014. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.25%—2.25%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 2.25%—3.25%, depending on the utilization of the borrowing base. At December 31, 2013, the interest rate on the credit facility was 2.67% based on 1-month LIBOR borrowings and level of utilization.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  We are also required as of the last day of each quarter to maintain a total debt to EBITDAX ratio of not more than 4.00 to 1.00.The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income, franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts minus all non-cash items of income which were included in determining consolidated net income, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, Raven Drilling’s  rig loan and obligations with respect to surety bonds and derivative contracts.

At December 31, 2013 we were in compliance with all of our debt covenants. As of December 31, 2013, the interest coverage ratio was 11.20 to 1.00, the total debt to EBITDAX ratio was 0.76 to 1.00, and our current ratio was 1.75 to 1.00.

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

On February 14, 2012, Raven Drilling finalized the note with respect to the rig loan agreement.  The principal amount of the note is $7.0 million and bears interest at 4.26%.  Interest only was due for the first 18-months of the note and thereafter, the note will amortize in full over the remaining life of the note.  Interest and principal, when required, is payable monthly.  Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of December 31, 2012 and 2013, $7.0 million and $6.4 million, respectively, were outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters.  The note was modified on April 4, 2013, reducing the interest to a fixed rate of 4.0%, effective March 13, 2013 and was payable in monthly installments of principal and interest of $33,763 based on a twenty year amortization. This note was modified on July 20, 2013 to extend the maturity date to July 20, 2023. The note will bear interest for five years at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the current bank prime rate plus 1.00% with a maximum rate of 7.25%. The note is secured by a first lien deed of trust on the property and improvements. As of December 31, 2012 and 2013, $4.8 million and $4.6 million, respectively, were outstanding on the note.

5. Property and Equipment

The major components of property and equipment, at cost, are as follows:

	Estimated Useful Life	December 31,
		2012	2013
	Years	(In thousands)
Oil and gas properties	—	$565,406	$564,755
Equipment and other	3-39	19,052	17,237
Drilling rig	15	18,781	21,722
		$603,239	$603,714

6.  Stock-Based Compensation and Option Plans

Stock Options

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors. The fair value for these options was estimated at the date of grant using the following weighted average assumptions for 2011, 2012 and 2013:

	2011	2012	2013
Weighted average value per option granted during the period	$3.11	$2.17	$1.73
Assumptions: (1)(2)
Expected dividend yield	—%	—%	—%
Volatility	80.0%	81.4%	81.2%
Risk free interest rate	2.21%	1.19%	1.24%
Expected life (years)	6.4	6.7	6.5
Fair value of options granted (in thousands)	$2,506	$1,324	$1,444

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

The following table is a summary of the Company’s stock option activity for the three years ended December 31:

	Options (000s)	Weighted average exercise price	Weighted average remaining life	Intrinsic value per share
Options outstanding December 31, 2010	4,820	$2.23

Granted	807	4.37
Exercised	(530)	1.54
Forfeited/Expired	(341)	3.01
Options outstanding December 31, 2011	4,756	$2.61

Granted	610	3.01
Exercised	(391)	1.11
Forfeited/Expired	(214)	2.80
Options outstanding December 31, 2012	4,761	$2.77

Granted	836	$2.43
Exercised	(166)	1.18
Forfeited/Expired	(31)	2.58
Options outstanding December 31, 2013	5,400	$2.77	6.2	$1.98
Exercisable at end of year	3,828	$1.93	5.3	$1.93

Other information pertaining to the Company’s stock option activity for the three years ended December 31:

	2011	2012	2013
Weighted average grant date fair value of stock options granted (per share)	$3.11	$2.17	$1.73
Total fair value of options vested (000’s)	$1,230	$1,497	$1,670
Total intrinsic value of options exercised (000’s)	$1,584	$414	$275

As of December 31, 2013, the total compensation cost related to non-vested awards not yet recognized was approximately $2.2 million, which will be recognized in 2014 through 2017. For the years ended December 31, 2011, 2012 and 2013, we recognized $1.5 million, $1.6 million and $1.7 million respectively, in stock-based compensation expense relating to options.

The following table represents the range of stock option prices and the weighted average remaining life of outstanding options as of December 31:

	Options outstanding			Exercisable
	Number outstanding	Weighted average remaining life	Weighted average exercise price	Number exercisable	Weighted average remaining life	Weighted average exercise price
0.68 – 0.99	627,450	5.21	$0.99	627,450	5.21	$0.99
1.00 – 1.99	1,114,672	6.28	$1.75	964,672	5.91	$1.71
2.00 – 2.99	1,670,025	7.66	$2.32	816,925	6.57	$2.31
3.00 – 3.99	745,563	6.73	$3.64	399,427	5.49	$3.62
4.00 – 4.99	1,168,500	4.47	$4.58	945,250	3.83	$4.55
5.00 – 6.05	74,000	2.15	$6.05	74,000	2.15	$6.05
	5,400,210			3,827,724

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

As of December 31, 2013, the total compensation cost related to non-vested awards not yet recognized was approximately $0.8 million, which will be recognized in 2014 through 2017. For the years ended December 31, 2011, 2012 and 2013, we recognized $0.5 million, $0.5 million and $0.4 million, respectively, in stock-based compensation expense related to restricted stock awards.

The following table is a summary of the Company’s restricted stock activity for the three years ended December 31:

	Number of Shares	Weighted average grant date fair value
Unvested December 31, 2010	400,295	$2.02
Granted	408,676	3.67
Vested/Released	(156,890)	2.24
Forfeited	(22,310)	2.27
Unvested December 31, 2011	629,771	$3.03
Granted	89,860	2.12
Vested/Released	(229,172)	2.57
Forfeited	(8,434)	2.42
Unvested December 31, 2012	482,025	$3.09
Granted	48,222	2.69
Vested/Released	(169,700)	2.66
Forfeited	(5,307)	3.08
Unvested December 31, 2013	355,240	$3.24

Director Stock Awards

Shares Reserved and Awards.  The 2005 Directors Plan (as amended) reserves 1.5 million shares of Abraxas common stock, subject to adjustment following certain events. The 2005 Directors Plan provides that each year, at the first regular meeting of the board of directors immediately following Abraxas’ annual stockholder’s meeting, each non-employee director shall be granted or issued awards of 12,000 shares of Abraxas common stock, for participation in board and committee meetings during the previous calendar year.  The maximum annual award for any one person is 100,000 shares of Abraxas common stock or options for common stock.  If options, as opposed to shares, are awarded, the exercise price shall be no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the committee.  In addition to the 12,000 shares or options, between April 2010 and April 2011, directors were compensated for their annual retainer fee of $26,000 in cash, which increased to $27,500 in April 2011 and to $40,000 in April 2012. The retainer fee remained at $40,000 during 2013.

At December 31, 2013, the Company had approximately 9.0 million shares reserved for future issuance for conversion of its stock options, warrants, and incentive plans for the Company’s directors, employees and consultants.

7.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	Years Ended December 31,
	2011	2012	2013
	(In thousands)
Deferred tax liabilities:
Marketable securities	$36	$28	$—
Canada full cost pool	377	—	—
Investment in Blue Eagle	7,527	—	—
Hedge contracts	345	—	—
Other	—	—	3,152
Total deferred tax liabilities	8,285	28	3,152
Deferred tax assets:
U.S. full cost pool	29,976	13,837	11,725
Canada full cost pool	—	3,720	4,081
Depletion carryforward	4,842	4,930	4,743
U.S. net operating loss carryforward	52,564	59,362	49,667
Canada net operating loss carryforward	2,151	4,196	5,736
Alternative minimum tax credit	422	422	1,369
Hedge contracts	—	2,231	1,397
Other	1,811	1,042	—
Total deferred tax assets	91,766	89,740	78,718
Valuation allowance for deferred tax assets	(83,481)	(89,712)	(75,566)
Net deferred tax assets	8,285	28	3,152
Net deferred tax	$—	$—	$—

Significant components of the provision (benefit) for income taxes are as follows:

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Current:
Federal	$(77)	$310	$632
State	—	—	68
Foreign	—	—	—
	$(77)	$310	$700
Deferred:
Federal	$—	$—	$—
Foreign	—	—	—
	$—	$—	$—

At December 31, 2013, the Company had, subject to the limitation discussed below, $141.9 million of net operating loss carryforwards for U.S. tax purposes, and $20.5 million of net operating loss carryforwards for Canadian tax purposes.  The U.S. loss carryforward will expire in varying amounts through 2033 and the Canadian loss carryforward will expire in 2033, if not utilized.

The use of our net operating loss carryforwards will be limited if there is an "ownership change" in our common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of December 31, 2013, we have not had an ownership change as defined by Section 382. In addition to any Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10. Therefore, the Company has established a valuation allowance of $83.5 million at December 31, 2011, $89.7 million at December 31, 2012 and $75.6 million at December 31, 2013.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Years ended December 31,
	2011	2012	2013
	(In thousands)
Tax (expense) benefit at U.S. statutory rates (35%)	$(4,809)	$6,468	$(13,771)
(Increase) decrease in deferred tax asset valuation allowance	5,408	(6,231)	14,146
Rate differential for non U.S. income	(46)	(1,533)	(574)
State income taxes	—	—	(47)
Accrual of prior year federal taxes (2009)	—	(310)	(81)
Permanent differences	(533)	(732)	(743)
Increase in asset for partnership distribution	—	1,945	—
Other	57	83	370
	$77	$(310)	$(700)

During 2013, the Company reduced deferred tax assets by $11.0 million related to the full cost pool assets and the net operating loss carryforward.  The deferred tax assets were fully offset by a valuation allowance which was reduced at the same time. There were no deferred income tax expense or benefit due to losses and/or loss carryforwards and valuation allowances which have been recorded against such benefits.

The Company accounts for uncertain tax positions under provisions ASC 740-10. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2003 through 2013 remain open to examination by the tax jurisdictions to which the Company is subject. The Company and Abraxas Energy Partners, L.P., which was merged into a wholly owned subsidiary of Abraxas, have undergone audits of their 2009 Federal income tax returns. The audit of the Federal income tax return of Abraxas Energy Partners, L.P. was completed with no changes. The audit of Abraxas Petroleum Corporation resulted in a notice of a proposed adjustment of $619,000. For the year ended December 31, 2012, the Company accrued $310,000 in income tax expense related to the audit of its 2009 Federal tax return. This amount was determined by an analysis of what the amount that is greater than 50% likely to be paid upon final settlement. On July 23, 2013, we settled the assessment for $391,000 resulting in $81,000 being recognized as expense in 2013.

8.  Commitments and Contingencies

Operating Leases

The Company leased office space in Calgary, Alberta.  During 2011, 2012 and 2013, rent expense of $121,500 ;$112,276 and $107,619 , respectively, was incurred related to this lease. In July 2011, the Company leased office space in Dickinson, North Dakota. During 2011, 2012 and 2013, rent expense of $9,250; $23,800, and $26,073, respectively was incurred related to this lease. This lease expires on August 31, 2014. The Company leases office space in Lusk, Wyoming. For each of the years 2011, 2012 and 2013, rent expense of $9,000 was incurred on this lease. The lease expires on December 31, 2016.

Litigation and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  At December 31, 2013, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

9. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31:
	2011	2012	2013
	(In thousands, except per share data)
Numerator:
Net income (loss)	$13,743	$(18,791)	$38,647
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	90,151	91,914	92,451
Effect of dilutive securities: Stock options, restricted shares and warrants	2,093	—	1,087
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options, restricted shares and warrants	92,244	91,914	93,538

Net income (loss) per common share – basic	$0.15	$(0.20)	$0.42

Net income (loss) per common share – diluted	$0.15	$(0.20)	$0.41

Basic earnings per share, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. For the year ended December 31, 2012, 1,349 potential shares relating to stock options and unvested restricted shares were excluded from the calculation of diluted income (loss) per share since their inclusion would have been anti-dilutive due to the loss incurred in the period. None of the dilutive shares were excluded for the years ended December 31, 2011 and 2013.

10.  Quarterly Results of Operations (Unaudited)

Selected results of operations for each of the fiscal quarters during the years ended December 31, 2012 and 2013 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2012
Net revenue	$16,396	$15,938	$17,170	$19,069
Operating income	$2,224	$(23)	$(11,359)	$(7,190)
Net (loss) income	$817	$10,903	$(18,644)	$(11,867)

Net (loss) income per common share – basic	$0.01	$0.12	$(0.20)	$(0.13)
Net (loss) income per common share – diluted	$0.01	$0.12	$(0.20)	$(0.13)

Year Ended December 31, 2013
Net revenue	$21,196	$21,494	$29,095	$22,546
Operating income (loss)	$3,768	$2,867	$11,161	$(2,869)
Net income (loss) income	$595	$7,866	$3,190	$26,996

Net income (loss) per common share – basic	$0.01	$0.09	$0.03	$0.29
Net income (loss) per common share – diluted	$0.01	$0.08	$0.03	$0.29

11.  Benefit Plans

The Company has a defined contribution plan (401(k) plan) covering all eligible employees. In 2011, 2012 and 2013, in accordance with the safe harbor provisions of the plan, the Company contributed $226,377, $267,289 and $284,865, respectively, to the plan. The Company adopted the safe harbor provisions for its 401(k) plan which requires us to contribute a fixed match to each participating employee’s contribution to the plan. The fixed match is set at the rate of dollar for dollar on the first 1% of eligible pay contributed, then 50 cents on the dollar for each additional percentage point of eligible pay contributed, up to 5%. Employee’s eligible pay with respect to calculating the fixed match is limited by IRS regulations. In addition, the Board of Directors, at its sole discretion, may authorize the Company to make additional contributions to each participating employee’s plan. The employee contribution limit for 2011 was $16,500 for employees under the age of 50 and $22,000 for employees 50 years of age or older and  2012  was $17,000 for employees under the age of 50 and $22,500 for employees 50 years of age or older. For 2013 the employee contribution limit was $17,500 for employees under the age of 50 and $23,000 for employees 50 years of age or older.

12. Business Segments

The Company has operations in only one industry segment, the oil and gas exploration and production industry; however, beginning in 2010, the Company was organizationally structured along geographic operating segments or regions. The Company has reportable operations in the United States and Canada.

In 2011, three customers accounted for approximately 28% of our consolidated oil and gas revenue. Two customers accounted for approximately 26% of United States revenue and one customer accounted for 100% of revenue in Canada. In 2012, four customers accounted for approximately 31% of our consolidated oil and  gas revenue. Three customers accounted for approximately 28% of United States revenue and one customer accounted for 100% of revenue in Canada. In 2013, three customers accounted for approximately 50% of our consolidated oil and  gas revenue. Two customers accounted for approximately 49% of United States revenue and one customer accounted for 100% of revenue in Canada.

The following tables provide the Company’s geographic operating segment data as of and for the year ended December 31, 2011, 2012 and 2013:

	Year Ended December 31, 2011
	U.S.	Canada	Corporate	Total
	(In thousands)
Revenues:
Oil and gas production	$63,105	$1,510	$—	$64,615
Other	—	—	7	7
	63,105	1,510	7	64,622
Costs and expenses:
Lease operating	20,788	793	—	21,581
Production taxes	5,764	2	—	5,766
Depreciation, depletion and amortization	15,236	709	249	16,194
Impairment	—	—	—	—
General and administrative	1,698	654	7,081	9,433
Net interest	448	4	4,439	4,891
Amortization of deferred financing fees	—	—	1,762	1,762
Loss on derivative contracts - realized	—	—	676	676
Gain on derivative contracts - unrealized	—	—	(7,476)	(7,476)
Earnings from equity method investment	—	—	(2,187)	(2,187)
Other	—	—	316	316
Income tax	—	—	(77)	(77)
Income (loss)	$19,171	$(652)	$(4,776)	$13,743

	Year Ended December 31, 2012
	U.S.	Canada	Corporate	Total
	(In thousands)
Revenues:
Oil and gas production	$65,590	$2,909	$—	$68,499
Other	—	—	74	74
	65,590	2,909	74	68,573
Costs and expenses:
Lease operating	22,578	2,228	—	24,806
Production taxes	6,588	25	—	6,613
Depreciation, depletion and amortization	20,704	2,063	249	23,016
Impairment	—	19,774	—	19,774
General and administrative	1,980	699	8,033	10,712
Net interest	457	17	5,042	5,516
Amortization of deferred financing fees	—	—	937	937
Loss on derivative contracts - realized	—	—	459	459
Gain on derivative contracts - unrealized	—	—	(2,669)	(2,669)
Earnings from equity method investment	—	—	(2,207)	(2,207)
Income tax expense	—	—	310	310
Other	—	—	97	97
Income (loss)	$13,283	$(21,897)	$(10,177)	$(18,791)

	Year Ended December 31, 2013
	U.S.	Canada	Corporate	Total
	(In thousands)
Revenues:
Oil and gas production	$92,268	$2,007	$—	$94,275
Other	—	—	56	56
	92,268	2,007	56	94,331
Costs and expenses:
Lease operating	23,205	2,156	—	25,361
Production taxes	8,437	73	—	8,510
Depreciation, depletion and amortization	25,338	1,045	249	26,632
Impairment	—	6,025	—	6,025
General and administrative	2,471	879	9,526	12,876
Net interest	615	23	3,939	4,577
Amortization of deferred financing fees	—	—	1,367	1,367
Gain on sale of properties	—	—	(33,377)	(33,377)
Loss on derivative contracts - realized	—	—	5,035	5,035
Gain on derivative contracts - unrealized	—	—	(2,561)	(2,561)
Income tax	—	—	700	700
Other	—	—	539	539
Income (loss)	$32,202	$(8,194)	$14,639	$38,647

The following table provides the Company’s geographic asset data as of December 31, 2012 and December 31, 2013:

Segment Assets:	December 31, 2012	December 31, 2013
	(In thousands)
United States	$223,253	$213,212
Canada	7,053	1,640
Corporate	10,301	8,798
	$240,607	$223,650
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

The following table sets forth the summary position of our derivative contracts as of December 31, 2013:

	Oil - WTI		Oil - Brent		Oil - LLS
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)
2014	687	$94.16	505	$100.56	100	$101.26
2015	560	$83.03	500	$97.04	—	$—
2016	963	$84.10	—	$—	—	$—
2017	500	$84.18	—	$—	—	$—

Subsequent to December 31, 2013 we entered into the following derivative contracts:

	Natural Gas - NYMEX
Contract Periods	Daily Volume (Mcf)	Swap Price (Per Mcf)
2014	1,597	$4.10
2015	1,450	$4.22

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value of Derivative Instruments as of December 31, 2012
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$41	Derivatives – current	$3,462
Commodity price derivatives	Derivatives – long-term	594	Derivatives – long-term	3,568
		$635		$7,030

Fair Value of Derivative Instruments as of December 31, 2013
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$85	Derivatives – current	$2,728
Commodity price derivatives	Derivatives – long-term	925	Derivatives – long-term	2,274
		$1,010		$5,002

Gains and losses from derivative activities are reflected as “Loss (gain) on derivative contracts” in the accompanying Consolidated Statements of Operations.

14. Financial Instruments

The Company applies ASC 820-10  which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Investment in common stock	$78	$—	$—	$78
NYMEX Fixed Price Derivative contracts	—	635	—	635
Total Assets	$78	$635	$—	$713
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$7,030	$—	$7,030
Total Liabilities	$—	$7,030	$—	$7,030

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets:
NYMEX Fixed Price Derivative contracts	$—	$1,010	$—	$1,010
Total Assets	$—	$1,010	$—	$1,010
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$5,002	$—	$5,002
Total Liabilities	$—	$5,002	$—	$5,002

The Company had an investment in Insignia Energy Ltd, the surviving entity in the merger with a former subsidiary, consisting of shares of common stock. The stock was actively traded on the Toronto Stock Exchange. This investment was valued at its quoted price as of December 31, 2012 in U.S. dollars. Accordingly, this investment is characterized as Level 1. On May 6, 2013, Insignia Energy Ltd, announced plans to privatize the company whereby all shareholders would receive C$1.35 per share. On July 19, 2013

Insignia announced that it had completed the plan. On August 12, 2013 the Company received $133,592 cash consideration for its shares.

The Company’s derivative contracts consist of NYMEX-based fixed price commodity swaps. The NYMEX-based fixed price derivative contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness.

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

15.  Supplemental Oil and Gas Disclosures (Unaudited)

The accompanying table presents information concerning the Company’s oil and gas producing activities as required by ASC 932-235, “Disclosures about Oil and Gas Producing Activities.”  Capitalized costs relating to oil and gas producing activities are as follows:

	Years Ended December 31
	2012			2013
	Total	U.S.	Canada	Total	U.S.	Canada
	(In thousands)
Proved oil and gas properties	$563,317	$531,971	$31,346	$564,755	$530,996	$33,759
Unproved properties	2,089	—	2,089	—	—	—
Total	565,406	531,971	33,435	564,755	530,996	33,759
Accumulated depreciation, depletion, amortization and impairment	(383,469)	(356,255)	(27,214)	(413,704)	(381,283)	(32,421)
Net capitalized costs	$181,937	$175,716	$6,221	$151,051	$149,713	$1,338

Cost incurred in oil and gas property acquisition and development activities are as follows:

	Years Ended December 31
	2011			2012			2013
	Total	U.S.	Canada	Total	U.S.	Canada	Total	U.S.	Canada
	(In thousands)
Development costs	$46,735	$32,471	$14,264	$56,318	$48,283	$8,035	$93,878	$91,325	$2,553
Exploration costs	8,410	8,410	—	—	—	—	—	—	—
Property acquisition costs	—	—	—	7,200	7,200	—	—	—	—
Unproved	1,100	—	1,100	989	—	989	—	—	—
	$56,245	$40,881	$15,364	$64,507	$55,483	$9,024	$93,878	$91,325	$2,553

The results of operations for oil and gas producing activities for the three years ended December 31, 2011, 2012 and 2013 are as follows:

	Years Ended December 31,
	2011			2012			2013
	Total	U.S.	Canada	Total	U.S.	Canada	Total	U.S.	Canada
	(In thousands)
Revenues	$64,615	$63,105	$1,510	$68,499	$65,590	$2,909	$94,275	$92,268	$2,007
Production costs	(27,347)	(26,552)	(795)	(31,419)	(29,166)	(2,253)	(33,871)	(31,642)	(2,229)
Depreciation, depletion, and amortization	(15,595)	(14,914)	(681)	(22,767)	(20,704)	(2,063)	(26,072)	(25,028)	(1,044)
Proved property impairment	—	—	—	(19,774)	—	(19,774)	(6,025)	—	(6,025)
General and administrative	(2,352)	(1,698)	(654)	(2,679)	(1,980)	(699)	(3,350)	(2,471)	(879)
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$19,321	$19,941	$(620)	$(8,140)	$13,740	$(21,880)	$24,957	$33,127	$(8,170)
Depletion rate per barrel of oil equivalent	$12.26	$11.96	$27.58	$15.59	$14.74	$37.48	$16.59	$16.32	$27.37

Estimated Quantities of Proved Oil and Gas Reserves

The following table presents the Company’s estimate of its net proved oil and gas reserves as of December 31, 2011, 2012, and 2013.  The Company’s management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been predominately prepared by independent petroleum reserve engineers. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company’s proved reserves are located in the continental United States and Canada.

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

	Total			United States			Canada
	Oil/NGL	Gas	Oil Equivalents	Oil/NGL	Gas	Oil Equivalents	Oil/NGL	Gas	Oil Equivalents
	(MBbl)	(MMcf)	(MBoe)	(MBbl)	(MMcf)	(MBoe)	(MBbl)	(MMcf)	(MBoe)
	(In thousands)
Proved developed and undeveloped reserves:
Balance at December 31, 2010	9,794	84,913	23,947	9,718	84,523	23,806	76	390	141
Revisions of previous estimates	2,290	(13,009)	122	2,290	(13,009)	122	—	—	—
Extensions and discoveries	2,703	4,393	3,435	2,326	1,837	2,632	377	2,556	803
Sales of minerals in place	—	—	—	—	—	—	—	—	—
Production	(568)	(4,222)	(1,272)	(554)	(4,160)	(1,247)	(14)	(62)	(25)
Balance at December 31, 2011	14,219	72,075	26,232	13,780	69,191	25,313	439	2,884	919
Revisions of previous estimates	1,574	(7,470)	328	1,774	(5,786)	809	(200)	(1,684)	(481)
Extensions and discoveries	5,809	6,983	6,973	5,809	6,983	6,973	—	—	—
Purchases of minerals in place	1	69	13	1	69	13	—	—	—
Sales of minerals in place	(850)	(6,376)	(1,913)	(850)	(6,376)	(1,913)	—	—	—
Production	(797)	(4,097)	(1,481)	(763)	(3,982)	(1,427)	(34)	(115)	(54)
Balance at December 31, 2012	19,956	61,184	30,152	19,751	60,099	29,768	205	1,085	384
Revisions of previous estimates	999	(5,123)	145	1,073	(4,804)	270	(74)	(319)	(125)
Extensions and discoveries	10,746	3,610	11,348	10,746	3,610	11,348	—	—	—
Purchases of minerals in place	—	—	—	—	—	—	—	—	—
Sales of minerals in place	(7,748)	(8,141)	(9,105)	(7,748)	(8,141)	(9,105)	—	—	—
Production	(1,000)	(3,421)	(1,570)	(976)	(3,343)	(1,533)	(24)	(78)	(37)
Balance at December 31, 2013	22,953	48,109	30,970	22,846	47,421	30,748	107	688	222

	Total			United States			Canada
	Oil/NGL	Gas	Oil Equivalents	Oil/NGL	Gas	Oil Equivalents	Oil/NGL	Gas	Oil Equivalents
	(MBbl)	(MMcf)	(MBoe)	(MBbl)	(MMcf)	(MBoe)	(MBbl)	(MMcf)	(MBoe)
	(In thousands)
Proved Developed Reserves:
December 31, 2011	7,761	42,582	14,858	7,433	40,451	14,175	328	2,131	683
December 31, 2012	8,650	41,220	15,520	8,531	40,723	15,318	119	497	202
December 31, 2013	8,310	31,572	13,572	8,284	31,424	13,521	26	148	51
Proved Undeveloped Reserves:
December 31, 2011	6,460	29,493	11,376	6,348	28,740	11,138	112	753	238
December 31, 2012	11,306	19,964	14,634	11,220	19,376	14,450	86	588	184
December 31, 2013	14,640	16,537	17,397	14,560	15,996	17,226	80	541	171

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The Company’s proved oil and gas reserves have been estimated by the Company with the assistance of an independent petroleum engineering firm (DeGolyer & MacNaughton) as of December 31, 2011, 2012 and 2013. The following information has been prepared in accordance with SEC rules and accounting standards based on the 12-month first-day-of-the-month average prices in accordance with provisions of the FASB’s Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas (Topic 932).” Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis and net operating losses associated with the properties.  Since prices used in the calculation are average prices for 2013, the standardized measure could vary significantly from year to year based on the market conditions that occurred during a given year.

The technical personnel responsible for preparing the reserve estimates at DeGolyer and MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer and MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis.    All reports by DeGolyer and MacNaughton were developed utilizing studies performed by DeGolyer and MacNaughton and assisted by the Engineering and Operations departments of Abraxas. Reserves are estimated by independent petroleum engineers.  The report of DeGolyer and MacNaughton dated February 13, 2014, which contains further discussions of the reserve estimates and evaluations prepared by DeGolyer and MacNaughton as well as the qualifications of DeGolyer and MacNaughton’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of proved reserves at December 31, 2011, 2012 and 2013 were based on studies performed by our independent petroleum engineers assisted by the Engineering and Operations departments of Abraxas.  The Engineering department is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering is the manager of this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and has 35 years of experience in reserve evaluations. The Vice President of Engineering is a Registered Professional Engineer in the State of Texas.  The operations department of Abraxas assisted in the process, and consists of four petroleum engineers with Bachelor degrees in Petroleum Engineering, and various other technical professionals.

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

Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure. The table below sets forth the Standardized Measure of our proved oil and gas reserves for the three years ended December 31, 2011, 2012 and 2013:

	Years Ended December 31,
	2011			2012			2013
	Total	U.S.	Canada	Total	U.S.	Canada	Total	U.S.	Canada
	(In thousands)
Future cash inflows	$1,471,352	$1,420,013	$51,339	$1,784,920	$1,766,515	$18,405	$2,244,846	$2,234,632	$10,214
Future production costs	(544,970)	(532,056)	(12,914)	(642,706)	(634,903)	(7,803)	(754,722)	(751,058)	(3,664)
Future development costs	(228,804)	(224,254)	(4,550)	(328,554)	(324,704)	(3,850)	(467,206)	(463,456)	(3,750)
Future income tax expense	(106,839)	(104,279)	(2,560)	(149,625)	(149,625)	—	(244,394)	(244,394)	—
Future net cash flows	590,739	559,424	31,315	664,035	657,283	6,752	778,524	775,724	2,800
Discount	(321,657)	(310,516)	(11,141)	(385,890)	(383,271)	(2,619)	(437,539)	(436,077)	(1,462)
Standardized Measure of discounted future net cash relating to proved reserves	$269,082	$248,908	$20,174	$278,145	$274,012	$4,133	$340,985	$339,647	$1,338

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following is an analysis of the changes in the Standardized Measure:

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Standardized Measure, beginning of year	$196,993	$269,082	$278,145
Sales and transfers of oil and gas produced, net of production costs	(37,171)	(37,080)	(60,403)
Net change in prices and development and production costs from prior year	92,886	60,710	169,969
Extensions, discoveries, and improved recovery, less related costs	47,765	73,236	156,456
Sales of minerals in place	—	(20,089)	(125,533)
Purchased of minerals in place	—	131	—
Revisions of previous quantity estimates	1,329	3,355	2,930
Change in timing and other	(23,501)	(88,309)	(62,861)
Change in future income tax expense	(28,918)	(9,799)	(45,532)
Accretion of discount	19,699	26,908	27,814
Standardized Measure, end of year	$269,082	$278,145	$340,985

The standardized measure is based on the following oil and gas prices over the life of the properties as of the following dates:

	Year Ended December 31,
	2011	2012	2013
Oil (per Bbl) (1)	$96.19	$95.14	$97.33
Gas (per MMbtu) (2)	$4.16	$2.86	$3.67
Oil (per Bbl) (3)	$88.58	$88.26	$95.90
Gas (per MMBtu) (4)	$3.73	$2.61	$3.65
NGL’s (per Bbl) (5)	$50.21	$36.76	$31.98
_____________________

(1)	The quoted oil price for the year ended December 31, 2011, 2012 and 2013 is the 12-month average first-day-of-the-month West Texas Intermediate spot price for each month of 2011, 2012 and 2013.

(2)	The quoted gas price for the year ended December 31, 2011, 2012 and 2013 is the 12-month average first-day-of-the-month Henry Hub spot price for each month of 2011, 2012 and 2013.

(3)	The oil price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.

(4)	The gas price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.

(5)	The NGL price is the realized price as of December 31 of each year after the appropriate differentials have been applied.

Exhibit Index

23.1	Consent of BDO USA, LLP. (Filed herewith).

23.2	Consent of DeGolyer & MacNaughton. (Filed herewith).

31.1	Certification – Chief Executive Officer. (Filed herewith).

31.2	Certification – Chief Financial Officer. (Filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Report of DeGolyer and MacNaughton with respect to oil and reserves of Abraxas Petroleum. (Filed herewith).

35