Form 10-Q
period 2014-09-30
ABRAXAS PETROLEUM CORP
filed 2014-11-07
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of November 5, 2014 was 105,377,024.

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
* This definition is an abbreviated version of the complete definition set forth in Rule 4-10(a) of Regulation S-X. For the complete definition, see: http://www.ecfr.gov/cgi-bin/retrieveECFR?gp=1&SID=7aa25d3cede06103c0ecec861362497d&ty=HTML&h=L&n=pt17.3.210&r=PART#se17.3.210_14_610

ABRAXAS PETROLEUM CORPORATION
FORM 10 – Q

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

Abraxas Petroleum Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,686	$5,205
Accounts receivable, net:
Joint owners	4,536	15,493
Oil and gas production	24,778	16,625
Other	440	1,497
	29,754	33,615

Derivative asset – current	332	85
Other current assets	738	644
Total current assets	33,510	39,549

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	694,071	564,755
Other property and equipment	39,980	38,959
Total	734,051	603,714
Less accumulated depreciation, depletion, and amortization	(453,153)	(423,069)
Total property and equipment – net	280,898	180,645

Deferred financing fees, net	2,307	2,140
Derivative asset – long-term	7	925
Other assets	391	391
Total assets	$317,113	$223,650

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share data)

	September 30, 2014 (Unaudited)	December 31, 2013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,011	$52,793
Oil and gas production payable	20,752	23,810
Accrued interest	75	31
Other accrued expenses	2,204	1,231
Derivative liability – current	924	2,728
Current maturities of long-term debt	2,205	2,142
Total current liabilities	71,171	82,735

Long-term debt, excluding current maturities	59,290	41,790
Other liabilities	57	57
Derivative liability – long-term	1,024	2,274
Future site restoration	9,539	9,888
Total liabilities	141,081	136,744

Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock, par value $0.01 per share, authorized 1,000,000 shares; -0- issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares; 105,377,618 and 92,906,049 issued and outstanding, respectively	1,054	929
Additional paid-in capital	309,127	253,193
Accumulated deficit	(133,475)	(166,609)
Accumulated other comprehensive loss	(674)	(607)
Total stockholders’ equity	176,032	86,906
Total liabilities and stockholders’ equity	$317,113	$223,650

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Oil and gas production revenues	$44,196	$29,092	$103,594	$71,733
Other	9	3	63	52
	44,205	29,095	103,657	71,785
Operating costs and expenses:
Lease operating expenses	7,338	5,469	19,002	18,097
Production taxes	3,825	2,637	8,867	6,475
Depreciation, depletion, and amortization	13,940	7,260	30,817	19,545
Impairment	—	158	—	2,135
General and administrative (including stock-based compensation of $582, $520, $2,050 and $1,662, respectively)	2,452	2,410	8,392	7,737
	27,555	17,934	67,078	53,989
Operating income	16,650	11,161	36,579	17,796

Other (income) expense:
Interest income	—	(1)	(1)	(2)
Interest expense	554	1,110	1,945	3,577
Amortization of deferred financing fees	150	344	779	1,020
Loss on derivative contracts - Realized	534	2,124	2,624	3,832
(Gain) loss on derivative contracts - Unrealized	(9,979)	4,490	(1,899)	(2,374)
Other	(8)	(96)	(6)	5
	(8,749)	7,971	3,442	6,058
Net income before income tax	25,399	3,190	33,137	11,738
Income tax expense	—	—	—	87
Net income	$25,399	$3,190	$33,137	$11,651

Net income per common share – basic	$0.24	$0.03	$0.34	$0.13

Net income per common share – diluted	$0.24	$0.03	$0.33	$0.12

Weighted average shares outstanding:
Basic	104,408	92,475	96,742	92,435
Diluted	107,671	93,542	99,531	93,375

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Condensed Consolidated Statements of
Other Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated net income	$25,399	$3,190	$33,137	$11,651
Other comprehensive income (loss):
Change in unrealized value of investments	—	(128)	—	(79)
Foreign currency translation adjustment	(35)	28	(67)	(370)
Other comprehensive loss	(35)	(100)	(67)	(449)
Comprehensive income	$25,364	$3,090	$33,070	$11,202

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$33,137	$11,651
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Change in derivative fair value	(2,383)	(1,813)
Depreciation, depletion, and amortization	30,817	19,545
Impairment	—	2,135
Amortization of deferred financing fees	779	1,020
Accretion of future site restoration	436	487
Stock-based compensation	2,050	1,662
Changes in operating assets and liabilities:
Accounts receivable	3,855	(17,445)
Other	(96)	(182)
Accounts payable and accrued expenses	(10,582)	18,938
Net cash provided by operating activities	58,013	35,998

Investing Activities
Capital expenditures, including purchases and development of properties	(137,517)	(60,889)
Proceeds from sale of oil and gas properties	6,389	42,144
Net cash used in investing activities	(131,128)	(18,745)

Financing Activities
Proceeds from long-term borrowings	64,000	40,000
Payments on long-term borrowings	(46,437)	(54,150)
Proceeds from issuance of common stock	53,755	—
Deferred financing fees	(946)	(100)
Exercise of stock options	255	44
Other	(28)	(141)
Net cash provided by (used in) financing activities	70,599	(14,347)
Effect of exchange rate changes on cash	(3)	18
(Decrease) increase in cash	(2,519)	2,924
Cash and equivalents, at beginning of period	$5,205	$2,061
Cash and equivalents, at end of period	$2,686	$4,985

Supplemental disclosure of cash flow information:
Interest paid	$1,899	$3,096

See accompanying notes to condensed consolidated financial statements (unaudited).

Abraxas Petroleum Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(tabular amounts in thousands, except per unit data)

Note 1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 17, 2014. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations, and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and the cash flows for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Consolidation Principles

The terms “Abraxas,” “Abraxas Petroleum,” “we,” “us,” “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its subsidiaries, including Raven Drilling, LLC (“Raven Drilling”) and a wholly-owned foreign subsidiary, Canadian Abraxas Petroleum, ULC (“Canadian Abraxas”). On October 31, 2014, we sold all of the shares we owned in Canadian Abraxas to a third party. See Note 9 - Subsequent Events.

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

The following table summarizes the Company’s stock-based compensation expense related to stock options for the periods presented:

Three Months Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
$361	$408	$1,475	$1,328

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2013	5,400	$2.77	$1.98
Granted	1,022	$3.37	$2.44
Exercised	(410)	$2.71	$1.86
Canceled	(119)	$3.03	$2.16
Outstanding, September 30, 2014	5,893	$2.87	$2.06

Additional information related to stock options at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Options exercisable	4,109	3,828

As of September 30, 2014, there was approximately $2.9 million of unamortized compensation expense related to outstanding stock options that will be recognized in 2014 through 2017.

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

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2013	355	$3.24
Granted	763	3.16
Vested/Released	(120)	3.65
Forfeited	(29)	3.45
Unvested, September 30, 2014	969	$3.12

The following table summarizes the Company’s stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
$221	$112	$575	$334

As of September 30, 2014, there was approximately $2.2 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized in 2014 through 2017.

Common Stock Offering

On June 24, 2014, we completed a public offering of 11.5 million common shares at $5.00 per share. The offering was made pursuant to an effective shelf registration statement on Form S-3 previously filed by the Company with the SEC. We received proceeds of approximately $53.8 million after deducting discounts and offering costs. The proceeds from this offering were used to repay indebtedness under our credit facility.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of the unamortized capitalized cost or the cost ceiling. The cost ceiling is calculated as PV-10, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. We calculate the projected income tax effect using the “short-cut” method for the cost ceiling test calculation. Costs in excess of the cost ceiling are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties, except where the sale or disposition causes a significant change in the relationship between capitalized cost and the estimated quantity of proved reserves. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At September 30, 2013, our net capitalized costs of oil and gas properties in the United States did not exceed the cost ceiling of our estimated proved reserves; however, the net capitalized cost of oil and gas properties in Canada exceeded the cost ceiling by $2.1 million resulting in a write down for the nine months ended September 30, 2013. At September 30, 2014, our net capitalized costs of oil and gas properties in the United States and Canada did not exceed the cost ceiling of our estimated proved reserves.

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

The following table summarizes the Company’s asset retirement obligation transactions for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
Beginning asset retirement obligation	$9,888	$11,381
New wells placed on production and other	267	222
Deletions related to property disposals and plugging costs	(851)	(2,491)
Accretion expense	436	638
Revisions and other	(201)	138
Ending asset retirement obligation	$9,539	$9,888

Note 2.  Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three and nine months ended September 30, 2014, there was no current or deferred income tax expense or benefit due to loss carryforwards. Valuation allowances have been recorded against such benefits in prior periods.

The Company accounts for uncertain tax positions under the provisions of ASC 740-10. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2003 through 2013 remain open to examination by the tax jurisdictions to which the Company is subject.

At December 31, 2013, the Company had, subject to the limitation discussed below, $160.8 million of net operating loss carryforwards for U.S. tax purposes and $21.8 million of net operating loss carryforwards for Canadian tax purposes.  The U.S. loss carryforward will expire in varying amounts through 2032 and the Canadian loss carryforward will expire in 2033, if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10 “Income Taxes”. Therefore, we have established a valuation allowance of $75.6 million for deferred tax assets at December 31, 2013.

 Note 3. Long-Term Debt

The following table summarizes the Company’s long-term debt:

	September 30, 2014	December 31, 2013
Credit facility	$52,000	$33,000
Rig loan agreement	5,105	6,378
Real estate lien note	4,390	4,554
	61,495	43,932
Less current maturities	(2,205)	(2,142)
	$59,290	$41,790

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of September 30, 2014, $52.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. As of September 30, 2014 we had a borrowing base of $165.0 million.   The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our Proved reserves securing the facility, utilizing these reserve reports, and their own internal decisions including internal decisions regarding future commodity prices. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base of $165.0 million was determined based upon our internal reserve report dated June 30, 2014. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%—1.75%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 1.75%—2.75%, depending on the utilization of the borrowing base. At September 30, 2014 the interest rate on the credit facility was 2.15% based on 1-month LIBOR borrowings and the level of utilization.

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

At September 30, 2014, we were in compliance with all of our debt covenants.  As of September 30, 2014, the interest coverage ratio was 31.22 to 1.00, the total debt to EBITDAX ratio was 0.71 to 1.00 and our current ratio was 2.15 to 1.00.

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

On February 14, 2012, Raven Drilling finalized the note with respect to the rig loan agreement.  The principal amount of the note is $7.0 million and bears interest at 4.26%.  Interest only was due for the first 18-months of the note and thereafter, the note amortizes in full over the remaining life of the note.  Interest and principal, when required, is payable monthly.  Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of September 30, 2014, $5.1 million was outstanding under the rig loan agreement.

Abraxas Petroleum has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters. This note was refinanced in November 2008.  The note was modified on April 4, 2013, reducing the interest to a fixed rate of 4.25%, and was further modified on July 20, 2013 to extend the maturity date to July 20, 2023. The note is payable in monthly installments of principal and interest of $34,354 based on a twenty year amortization. Beginning August 20, 2018, the interest rate will adjust to the bank's current prime rate plus 1.00% with a maximum annual rate of 7.25% The note is secured by a first lien deed of trust on the property and improvements. As of September 30, 2014, $4.4 million was outstanding on the note.

Note 4. Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$25,399	$3,190	$33,137	$11,651
Denominator:
Denominator for basic income per share -
Weighted-average shares	104,408	92,475	96,742	92,435

Effect of dilutive securities:
Stock options and restricted stock	3,263	1,067	2,789	940

Denominator for diluted income per share -
Weighted-average shares and assumed conversions	107,671	93,542	99,531	93,375

Net income per common share – basic	$0.24	$0.03	$0.34	$0.13

Net income per common share – diluted	$0.24	$0.03	$0.33	$0.12

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

The following table sets forth our derivative contracts at September 30, 2014:

	Fixed Price Swap
	Oil – WTI		Oil - Brent (1)		Oil - LLS		Gas
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Mcf)	Swap Price (per Mcf)
2014	1,586	$90.74	—	$—	98	$101.26	3,101	$4.10
2015	921	$85.00	125	$96.78	—	$—	1,450	$4.08
2016	948	$84.10	—	$—	—	$—	—	$—
2017	493	$84.18	—	$—	—	$—	—	$—

(1) The Brent swap was monetized in October 2014 for $0.1 million and replaced with a $85.30 WTI swap for 3,800 Bbl per month for 2015.

At September 30, 2014, the aggregate fair value of our commodity derivative contracts was a liability of approximately $1.6 million.

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value of Derivative Instruments as of September 30, 2014
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$332	Derivatives – current	$924
Commodity price derivatives	Derivatives - long-term	7	Derivatives - long-term	1,024
		$339		$1,948

Fair Value of Derivative Instruments as of December 31, 2013
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$85	Derivatives – current	$2,728
Commodity price derivatives	Derivatives – long-term	925	Derivatives – long-term	2,274
		$1,010		$5,002

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables set forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014
Assets:
NYMEX Fixed Price Derivative contracts	$—	$339	$—	$339
Total Assets	$—	$339	$—	$339
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$1,948	$—	$1,948
Total Liabilities	$—	$1,948	$—	$1,948

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets:
NYMEX Fixed Price Derivative contracts	$—	$1,010	$—	$1,010
Total Assets	$—	$1,010	$—	$1,010
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$5,002	$—	$5,002
Total Liabilities	$—	$5,002	$—	$5,002

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

Note 7. Business Segments

The following tables provide the Company’s geographic operating segment data for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	U.S.	Canada	Corporate	Total
Revenues:
Oil and gas production	$43,865	$331	$—	$44,196
Other	—	—	9	9
	43,865	331	9	44,205
Expenses:
Lease operating	7,131	207	—	7,338
Production taxes	3,744	81	—	3,825
Depreciation, depletion and amortization	13,774	104	62	13,940
General and administrative	449	73	1,930	2,452
Net interest	141	6	407	554
Amortization of deferred financing fees	—	—	150	150
Loss on derivative contracts - Realized	—	—	534	534
(Gain) on derivative contracts - Unrealized	—	—	(9,979)	(9,979)
Other	—	—	(8)	(8)
Net income (loss)	$18,626	$(140)	$6,913	$25,399

	Three Months Ended September 30, 2013
	U.S.	Canada	Corporate	Total
Revenues:
Oil and gas production	$28,571	$521	$—	$29,092
Other	—	—	3	3
	28,571	521	3	29,095
Expenses (income):
Lease operating	5,003	466	—	5,469
Production taxes	2,637	—	—	2,637
Depreciation, depletion and amortization	6,995	203	62	7,260
Impairment	—	158	—	158
General and administrative	406	265	1,739	2,410
Net interest	148	6	955	1,109
Amortization of deferred financing fees	—	—	344	344
Loss on derivative contracts - Realized	—	—	2,124	2,124
Loss on derivative contracts - Unrealized	—	—	4,490	4,490
Other	—	—	(96)	(96)
Income tax expense	—	—	—	—
Net income (loss)	$13,382	$(577)	$(9,615)	$3,190

	Nine Months Ended September 30, 2014
	U.S.	Canada	Corporate	Total
Revenues:
Oil and gas production	$102,521	$1,073	$—	$103,594
Other	—	—	63	63
	102,521	1,073	63	103,657
Expenses:
Lease operating	18,361	641	—	19,002
Production taxes	8,786	81	—	8,867
Depreciation, depletion and amortization	30,254	376	187	30,817
General and administrative	1,466	477	6,449	8,392
Net interest	419	17	1,508	1,944
Amortization of deferred financing fees	—	—	779	779
Loss on derivative contracts - Realized	—	—	2,624	2,624
(Gain) on derivative contracts - Unrealized	—	—	(1,899)	(1,899)
Other	—	—	(6)	(6)
Net income (loss)	$43,235	$(519)	$(9,579)	$33,137

	Nine Months Ended September 30, 2013
	U.S.	Canada	Corporate	Total
Revenues:
Oil and gas production	$70,075	$1,658	$—	$71,733
Other	—	—	52	52
	70,075	1,658	52	71,785
Expenses:
Lease operating	16,590	1,507	—	18,097
Production taxes	6,470	5	—	6,475
Depreciation, depletion and amortization	18,620	738	187	19,545
Impairment	—	2,135	—	2,135
General and administrative	1,367	606	5,764	7,737
Net interest	471	17	3,087	3,575
Amortization of deferred financing fees	—	—	1,020	1,020
Loss on derivative contracts - Realized	—	—	3,832	3,832
(Gain) on derivative contracts - Unrealized	—	—	(2,374)	(2,374)
Other	—	—	5	5
Income tax expense	—	—	87	87
Net income (loss)	$26,557	$(3,350)	$(11,556)	$11,651

The following table provides the Company’s geographic asset data as of September 30, 2014 and December 31, 2013:

Segment Assets:	September 30, 2014	December 31, 2013
United States	$308,096	$213,212
Canada	911	1,640
Corporate	8,106	8,798
	$317,113	$223,650

Note 8. Contingencies – Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2014, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

Note 9. Subsequent Events

On October 31, 2014, the Company closed on the sale of its wholly-owned Canadian subsidiary. Net proceeds from the sale after expenses were approximately $2.9 million.

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

General
We are an independent energy company primarily engaged in the acquisition, exploration, exploitation, development and production of oil and gas in the United States. We focus on assets with a high working interest and low geologic risk as well as operational and infrastructure control. We seek strong full cycle rate of return and low risk exploitable upside using the Company's operating expertise. We believe that we have a number of development opportunities on our properties and intend to expand upon our development activities with complementary exploration projects in our core areas of operation. Success in our development and exploration activities is critical in the maintenance and growth of our current production levels and associated reserves.

Factors Affecting Our Financial Results

While we have attained positive net income in three of the last five years and for the three and nine months ended September 30, 2014, there can be no assurance that operating income and net earnings will be achieved in future periods. Our financial results depend upon many factors which significantly affect our results of operations including the following:

•	commodity prices and the effectiveness of our hedging arrangements;

•	the level of total sales volumes of oil and gas;

•	the availability of and our ability to raise additional capital resources and provide liquidity to meet cash flow needs;

•	the level of and interest rates on borrowings; and

•	the level and success of exploration and development activity

Commodity Prices and Hedging Activities

The results of our operations are highly dependent upon the prices received for our production. The prices we receive are dependent upon spot market prices, differentials and the effectiveness of our derivative contracts, which we sometimes refer to as hedging arrangements. Substantially all of our sales are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our production are dependent upon numerous factors beyond our control. Significant declines in commodity prices could have a material adverse effect on our financial condition, results of operations, cash flows, the borrowing base under our credit facility and quantities of reserves recoverable on an economic basis.

During the nine months ended September 30, 2014, the New York Mercantile Exchange ("NYMEX") future price for oil averaged $99.62 per barrel as compared to $98.19 per barrel during the nine months ended September 30, 2013. NYMEX future spot prices for gas averaged $4.41 per MMBtu for the nine months ended September 30, 2014 compared to $3.69 for the same period of 2013. Prices closed on September 30, 2014 at $91.16 per Bbl of oil and $4.12 per MMBtu of gas, compared to closing on September 30, 2013 at $102.33 per Bbl of oil and $3.56 per MMBtu of gas. Since September 30, 2014, oil prices have declined significantly with prices closing on November 4, 2014 at $77.19 per Bbl. If oil prices remain at these levels or decrease further or if gas prices begin to decrease, we may reduce our drilling activity which would reduce the amount of oil and gas we produce. In addition, the borrowing base under our credit facility is subject to periodic re-determinations based in part on changing commodity price expectations. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under our credit facility, thus reducing the amount of financial resources available to meet our capital requirements.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the nine months ended September 30, 2014 and 2013:

	Oil - NYMEX		Gas - NYMEX
	2014	2013	2014	2013
Average realized price (1)	$90.50	$94.12	$4.36	$3.17
Average NYMEX price	99.62	98.19	4.41	3.69
Differential	$(9.12)	$(4.07)	$(0.05)	$(0.52)

(1)	excludes the impact of derivative activities

Increases in the differential between the NYMEX price and the realized price we receive have in the past, and could in the future, significantly reduce our revenues and cash flow from operations. The decrease in the gas differential was primarily due to gas produced in the Bakken which had a lower differential due to the quality of the gas. The increase in the oil differential was due to oil produced in the Bakken which carries a higher differential due to limited transportation options.

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. By removing a significant portion of price volatility on our future production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have sustained and, in the future, will sustain realized and unrealized losses on our derivative contracts when market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will recognize realized and unrealized gains on our commodity derivative contracts. For the nine months ended September 30, 2014, we recognized a realized loss of $2.6 million and an unrealized gain of $1.9 million on our commodity swaps. For the nine months ended September 30, 2013, we recognized a realized loss of $3.8 million and an unrealized gain of $2.4 million on our commodity swaps. We have not designated any of these derivative contracts as a hedge as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at September 30, 2014:

	Fixed Price Swap
	Oil – WTI		Oil - Brent (1)		Oil - LLS		Gas
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Mcf)	Swap Price (per Mcf)
2014	1,586	$90.74	—	$—	98	$101.26	3,101	$4.10
2015	921	$85.00	125	$96.78	—	$—	1,450	$4.08
2016	948	$84.10	—	$—	—	$—	—	$—
2017	493	$84.18	—	$—	—	$—	—	$—

(1) The Brent swap was monetized in October 2014 for $0.1 million and replaced with a $85.30 WTI swap for 3,800 Bbl per month for 2015.

At September 30, 2014, the aggregate fair value of our oil and gas derivative contracts was a liability of approximately $1.6 million.

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

We had capital expenditures of $137.5 million during the nine months ended September 30, 2014. We have a capital expenditure budget for 2014 of $190.0 million.  The majority of the 2014 budget will be spent on unconventional horizontal oil wells in the Williston Basin (Bakken/Three Forks) in the Rocky Mountain region and in the Eagle Ford shale play in South Texas.  The 2014 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations. Recently, oil prices have decreased significantly. If oil prices remain at these levels or decrease further or if gas prices decrease, we may reduce our drilling activity which would reduce the amount of oil and gas we produce. In addition, the borrowing base under our credit facility is subject to periodic re-determinations based in part on changing commodity price expectations. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under our credit facility, thus reducing the amount of financial resources available to meet our capital requirements.

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  As of September 30, 2014, we had $113.0 million of availability under our credit facility and $2.7 million of cash and cash equivalents.

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

Operational Update

Williston Basin
At Abraxas’ North Fork prospect, in McKenzie County, North Dakota, the Company successfully fracture stimulated the Ravin 4H, which produced 1,143 boepd (914 barrels of oil per day, 1,376 mcf of natural gas per day)(1) over the well’s peak 30 days of production. In the Stenehjem unit, Abraxas recently set production casing in the lateral of the 4H. The three Stenehjem wells are scheduled to be fracture stimulated next week. Abraxas recently set surface casing on the Jore 5H, 6H, 7H and 8H. Next, the Company will drill the intermediate sections of all four wells. Abraxas owns a working interest of approximately 53%, 73% and 76% in the Ravin, Stenehjem and Jore wells, respectively.

Eagle Ford
At Abraxas’ Jourdanton prospect in Atascosa County, Texas, the Ribeye 1H produced 240 boepd (222 barrels of oil per day, 107 mcf of natural gas per day)(1) over the well’s peak 30 days of production. The Ribeye 2H produced 389 boepd (359 barrels of oil per day, 184 mcf of natural gas per day)(1) over the well’s peak 30 days of production. On the southern fault block of Abraxas’ Jourdanton prospect, the Company recently drilled and cased the Cat Eye 1H to 15,425 feet (6,500 foot lateral). The Cat Eye 1H is scheduled to be fracture stimulated in December. Abraxas is currently drilling the first of a two well pad in the northern fault block in Jourdanton at the Grass Farm 2H and 3H (7,600 and 5,800 foot laterals, respectively). Abraxas owns a 100% working interest across the Jourdanton prospect.

At Abraxas’ Cave prospect, in McMullen County, Texas, the Company successfully completed the Dutch 3H and Dutch 4H with a combined 74 frac stages. Both wells are expected to begin flowback shortly. Abraxas holds a 100% working interest in the Dutch 3H and 4H.

(1) The production rates for each well do not include the impact of natural gas liquids and shrinkage at the processing plant and include flared gas.

Results of Operations

The following table sets forth certain of our consolidated operating data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenue: (1)
Oil sales	$38,678	$24,998	$89,128	$59,442
Gas sales	3,275	2,609	9,276	8,598
NGL sales	2,243	1,485	5,190	3,693
Other	9	3	63	52
	$44,205	$29,095	$103,657	$71,785

Operating income	16,650	11,161	36,579	17,796

Oil sales (MBbl)	440	251	985	632
Gas sales (MMcf)	850	870	2,129	2,709
NGL sales (MBbl)	70	43	142	110
BOE sales (MBoe)	651	440	1,482	1,193
Average oil sales price (per Bbl) (1)	$87.94	$99.43	$90.50	$94.12
Average gas sales price (per Mcf) (1)	$3.85	$3.00	$4.36	$3.17
Average NGL sales price (per Bbl)	$32.28	$34.20	$36.53	$33.54
Average oil equivalent price (Boe)	$67.89	$66.14	$69.91	$60.12

(1)	Revenue and average sales prices are before the impact of derivative activities.

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Operating Revenue. During the three months ended September 30, 2014, operating revenue increased to $44.2 million from $29.1 million for the same period of 2013. The increase in revenue was primarily due to higher oil and NGL sales volumes partially offset by lower gas sales volumes. Oil sales volumes increased by 75% contributing $16.6 million to revenue for the quarter ended September 30, 2014. Increased NGL sales volumes contributed $0.8 million to revenue for the quarter. Lower gas sales volumes negatively impacted revenue by $0.1 million. Lower commodity prices for oil and NGL's negatively impacted revenue by $3.0 million, partially offset by higher gas prices, which contributed $0.7 million to revenue for the three months ended September 30, 2014.

Oil sales volumes increased to 440 MBbl during the quarter ended September 30, 2014 from 251 MBbl for the same period of 2013. The increase in oil sales was due to new wells brought on line offset by natural field declines and property sales. New wells brought on production since the third quarter of 2013 contributed 318 MBbl for the three months ended September 30, 2014. Wells sold since the third quarter of 2013 contributed 66 MBbls for the quarter ended September 30, 2013 as compared to 0.8 MBbls in the same period of 2014. Gas sales volumes decreased to 850 MMcf for the three months ended September 30, 2014 from 870 MMcf for the same period of 2013. The decrease in gas sales volumes was due to natural field declines and property sales partially offset by new wells brought on line. New wells brought on line produced 282 MMcf for the three months ended September 30, 2014. Sold wells contributed 66 MMcf for the third quarter of 2013 as compared to 0.8 MMcf in 2014. NGL sales volumes increased to 70 MBbl for the three months ended September 30, 2014 from 43 MBbl for the same period of 2013. The increase in NGL sales was primarily due to production in West Texas, North Dakota and in the Eagle Ford that has a higher NGL content than our historical gas production.

Lease Operating Expenses (“LOE”). LOE for the three months ended September 30, 2014 increased to $7.3 million from $5.5 million for the same period of 2013. LOE per Boe for the three months ended September 30, 2014 was $11.27 compared to $12.43 for the same period of 2013. The increase in LOE was primarily due to significant non-recurring LOE and additional cost related to wells drilled in the past year. The decrease per Boe was due to higher sales volumes offset by higher overall costs for the three months ended September 30, 2014 as compared to the same period of 2013.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended September 30, 2014 increased to $3.8 million from $2.6 million for the same period of 2013, primarily as the result of higher sales volumes offset by lower realized prices.
General and Administrative (“G&A”) Expenses. G&A expenses, excluding stock-based compensation, were $1.9 million for the quarters ended September 30, 2014 and 2013. G&A per Boe was $2.87 for the quarter ended September 30, 2014 compared to $4.30 for the same period of 2013. The decrease per Boe was due to higher sales volumes for the three months ended September 30, 2014 as compared to the same period of 2013.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company's common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended September 30, 2014, stock based compensation was $0.6 million as compared to $0.5 million for the same period of 2013. The increase was primarily due to the grant of restricted stock and options in March of 2014.
Depreciation, Depletion and Amortization (“DD&A”) Expenses. DD&A expense for the three months ended September 30, 2014 increased to $13.9 million from $7.3 million for the same period of 2013. The increase was primarily the result of an increase in future development costs in our June 30, 2014 reserve report, capital expenditures during the first half of 2014 and a significant increase in sales volumes in the third quarter of 2014 as compared to the third quarter of 2013. DD&A expense per Boe for the three months ended September 30, 2014 was $21.41 compared to $16.50 in 2013. The increase in per Boe DD&A was due to a higher depletion base in 2014 as compared to 2013 as a result of higher future development costs and capital expenditures.

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

As of September 30, 2014, the net capitalized cost of our oil and gas properties in the United States and Canada did not exceed the present value of our estimated proved reserves. As of September 30, 2013, our net capitalized costs of oil and gas properties in the United States did not exceed the present value of our estimated proved reserves, however the net capitalized cost of our oil and gas properties in Canada exceeded the present value of our estimated proved reserves by $0.1 million, resulting in a write down of $0.1 million for the three months ended September 30, 2013.

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
Interest Expense. Interest expense for the three months ended September 30, 2014 was $0.6 million as compared to $1.1 million for the same period of 2013. The decrease in interest expense was due to lower levels of debt for the three months ended September 30, 2014, as well as lower interest rates.

(Gain) loss on Derivative Contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contract transactions do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps. The net estimated value of our commodity derivative contracts was a liability of approximately $1.6 million as of September 30, 2014. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the three months ended September 30, 2014, we incurred a realized loss on our derivative contracts of $0.5 million and an unrealized gain of $10.0 million. For the three months ended September 30, 2013, we realized a loss on our commodity derivative contracts of $2.1 million and incurred an unrealized loss of $4.5 million on our commodity derivative contracts.

Income Tax Expense. We did not incur any income tax expense for the quarter ended September 30, 2014 or 2013 as a result of the application of our operating loss carryforwards.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Operating Revenue. During the nine months ended September 30, 2014, operating revenue increased to $103.7 million from $71.8 million for the same period of 2013. The increase in revenue was primarily due to higher sales volumes of oil and NGL, which was offset by lower gas sales volumes. Increased sales volumes of oil and NGLs contributed $33.1 million to operating revenues, while lower gas sales volumes had a negative impact of $2.5 million. Increased commodity prices for gas and NGL contributed $3.5 million to revenue offset by lower oil prices which had a negative impact of $2.3 million for the nine months ended September 30, 2014.

Oil sales volumes increased 56% to 985 MBbl during the nine months ended September 30, 2014 from 632 MBbl for the same period of 2013. The increase in oil sales was due to new wells being brought on line offset by natural field declines and property sales. New wells contributed 620 MBbl for the nine months ended September 30, 2014. Sold wells contributed 212 MBbl for the nine months ended September 30, 2013 as compared to 6.9 MBbl for the same period of 2014. Gas sales volumes decreased to 2,129 MMcf for the nine months ended September 30, 2014 from 2,709 MMcf for the same period of 2013. The decrease in gas sales was due to natural field declines and property sales partially offset by new wells brought on line. New wells brought onto production contributed 404 MMcf for the nine months ended September 30, 2014. Sold wells contributed 293 MMcf during the first nine months of 2013 compared to 23 MMcf for the same period of 2014. NGL sales volumes increased to 142 MBbl for the nine months ended September 30, 2014 from 110 MBbl for the same period of 2013. The increase in NGL sales was primarily due to gas production in West Texas, North Dakota and Eagle Ford that has a higher NGL content than our 2013 gas production.

LOE. LOE for the nine months ended September 30, 2014 increased to $19.0 million from $18.1 million for the same period of 2013. The increase was primarily due to cost associated with new wells offset by the sale of high cost properties during 2013. LOE per Boe for the nine months ended September 30, 2014 was $12.82 compared to $15.17 for the same period of 2013. The decrease per Boe was due to higher sales volumes and the sale of high cost properties for the nine months ended September 30, 2014 as compared to the same period of 2013.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the nine months ended September 30, 2014 increased to $8.9 million from $6.5 million for the same period of 2013. The increase was primarily the result of higher oil sales volumes partially offset by lower realized oil price for the nine months ended September 30, 2014 as compared to the same period of 2013.
G&A Expenses. G&A expenses, excluding stock-based compensation, increased to $6.3 million for the first nine months of 2014 from $6.1 million for the same period of 2013. The increase in G&A expense was primarily related to an increase in overall salaries offset by lower professional fees and cost savings from closing our Canadian office in April 2014. Professional fees were higher in 2013 due to a proxy contest. G&A expense per Boe was $4.28 for the nine months ended September 30, 2014 compared to $5.09 for the same period of 2013. The decrease per Boe was primarily due to higher sales volumes in the first nine months of 2014 compared to the same period in 2013.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company's common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the nine months ended September 30, 2014 stock based compensation was $2.1 million as compared to $1.7 million for the same period of 2013. The increase was primarily due to restricted stock and option grants in March 2014.
DD&A Expenses. DD&A expense for the nine months ended September 30, 2014 increased to $30.8 million from $19.5 million for same period of 2013. The increase was primarily the result of increased production volumes, as well as an increase in the depletion base in 2014 as compared to 2013. The increase in the depletion base was due to higher future development cost in our June 30, 2014 reserve report as well as capital expenditures in the first half of 2014. Our DD&A expense per Boe for the nine months ended September 30, 2014 was $20.80 compared to $16.38 in 2013.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of September 30, 2014, our net capitalized costs of oil and gas properties in the United States and Canada did not exceed the present value of our estimated proved reserves. As of September 30, 2013 the net capitalized cost of our oil and gas properties in Canada exceeded the present value of our estimated proved reserves by $2.1 million, resulting in a write down of $2.1 million.

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
Interest Expense. Interest expense for the nine months ended September 30, 2014 was $1.9 million as compared to $3.6 million for the same period of 2013. The decrease in 2014 was due to lower levels of debt and lower interest rates as compared to the same period of 2013.

(Gain) loss on Derivative Contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contract transactions do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps. The net estimated value of our commodity derivative contracts was a liability of approximately $1.6 million as of September 30, 2014. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the nine months ended September 30, 2014, we realized a loss on our commodity derivative contracts of $2.6 million and an unrealized gain of $1.9 million. For the nine months ended September 30, 2013, we realized a loss on our commodity derivative contracts of $3.8 million and recognized an unrealized gain of $2.4 million.

Income Tax Expense. Income tax expense for the period ended September 30, 2013 is primarily related to income taxes assessed as a result of an Internal Revenue Service examination of our 2009 Federal income tax return as well as various state taxes. On July 23, 2013, we settled the assessment resulting in $81,000 being recognized as federal income tax expense for the nine months ended September 30, 2013. No income tax was recognized for the nine months ended September 30, 2014 as a result of the application of our operating loss carryforwards.

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

Capital Expenditures. Capital expenditures during the nine months ended September 30, 2014 were $137.5 million compared to $60.9 million during the same period of 2013.

The table below sets forth the components of these capital expenditures:

	Nine Months Ended September 30,
	2014	2013
Expenditure category:
Development	$135,079	$59,855
Facilities and other	2,438	1,034
Total	$137,517	$60,889

During the nine months ended September 30, 2014 and September 30, 2013, capital expenditures were primarily for development of our existing oil and gas properties and the acquisition of leasehold in our core areas. We anticipate making capital expenditures in 2014 of $190.0 million. The 2014 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, and our ability to obtain permits for drilling locations. Our capital expenditures also include expenditures for the acquisition of producing properties, and could increase if such opportunities arise.  Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines. Recently, oil prices have decreased significantly. If oil prices remain at these levels or decrease further or if gas prices decrease, we may reduce our drilling activity which would reduce the amount of oil and gas we produce. In addition, the borrowing base under our credit facility is subject to periodic re-determinations based in part on changing commodity price expectations. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under our credit facility, thus reducing the amount of financial resources available to meet our capital requirements.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$58,013	$35,998
Net cash used in investing activities	(131,128)	(18,745)
Net cash provided by (used in) financing activities	70,599	(14,347)
Total	$(2,516)	$2,906

Operating activities during the nine months ended September 30, 2014 provided $58.0 million of cash compared to providing $36.0 million in the same period of 2013.  Net income plus non-cash expense items during the nine months ended September 30, 2014 and 2013 and net changes in operating assets and liabilities accounted for most of these funds.  Investing activities used $131.1 million during the nine months ended September 30, 2014 compared to using $18.7 million for the same period of 2013. Funds used during the nine months ended September 30, 2014 were primarily expenditures for the development of our existing properties and leasehold acquisitions. Funds used during the nine months ended September 30, 2013 were primarily expenditures for the development of our existing properties.  Financing activities provided $70.6 million for the nine months ended September 30, 2014 compared to usine $14.3 million for the same period in 2013. Funds provided during the nine months ended September 30, 2014 were primarily proceeds from a public offering of common stock offset by payments on our credit facility. Funds used during the nine months ended September 30, 2013 were primarily payments on our credit facility.

Future Capital Resources. Our principal sources of capital going forward are cash flows from operations, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete financing on terms acceptable to us, if at all.

Cash from operating activities is dependent upon commodity prices and production volumes.  A decrease in commodity prices from current levels could reduce our cash flows from operations and could also reduce the borrowing base under our credit facility.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be found.  If our proved reserves decline in the future, our production could also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility could also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 56% of our total estimated proved reserves at December 31, 2013 were classified as undeveloped.

We have in the past, and may, in the future, sell producing properties. Beginning in the third quarter of 2012 and continuing through the third quarter of 2014, we sold certain non-core assets for combined net proceeds of approximately $154.6 million. The net proceeds were used to repay outstanding indebtedness under our credit facility.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2014:

	Payments due in twelve month periods ending:
	Total	September 30, 2015	September 30, 2016-2017	September 30, 2018-2019	Thereafter
Long-term debt (1)	$61,495	$2,205	$3,613	$52,529	$3,148
Interest on long-term debt (2)	5,820	1,487	2,691	1,137	505
Lease obligations (3)	77	39	38	—	—
Total	$67,392	$3,731	$6,342	$53,666	$3,653

___________________

(1)	These amounts represent the balances outstanding under our credit facility, the rig loan agreement and the real estate lien note. These repayments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3)
Lease on office space in Dickinson, North Dakota, which expires on September 30, 2016, office space in Lusk, Wyoming, which expires on December 31, 2016 and office space in Denver, Colorado, which expires December 31, 2014.

We maintain a reserve for cost associated with the retirement of tangible long-lived assets. At September 30, 2014, our reserve for these obligations totaled $9.5 million for which no contractual commitment exists. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At September 30, 2014, we had no existing off-balance sheet arrangements, as defined under SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2014, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on the Company.

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

Long-Term Indebtedness

The following table summarizes the Company’s long-term debt:

	September 30, 2014	December 31, 2013
Credit facility	$52,000	$33,000
Rig loan agreement	5,105	6,378
Real estate lien note	4,390	4,554
	61,495	43,932
Less current maturities	(2,205)	(2,142)
	$59,290	$41,790

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of September 30, 2014, $52.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. As of September 30, 2014 we had a borrowing base of $165.0 million.   The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our Proved reserves securing the facility, utilizing these reserve reports, and their own internal decisions including decisions regarding future commodity prices. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base of $165.0 million was determined based upon our internal reserve report dated June 30, 2014. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%—1.75%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 1.75%—2.75%, depending on the utilization of the borrowing base. At September 30, 2014 the interest rate on the credit facility was 2.15% based on 1-month LIBOR borrowings and the level of utilization.

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

At September 30, 2014, we were in compliance with all of our debt covenants.  As of September 30, 2014, the interest coverage ratio was 31.22 to 1.00, the total debt to EBITDAX ratio was 0.71 to 1.00 and our current ratio was 2.15 to 1.00.

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

On February 14, 2012, Raven Drilling finalized the note with respect to the rig loan agreement.  The principal amount of the note is $7.0 million and bears interest at 4.26%.  Interest only was due for the first 18-months of the note and thereafter, the note will amortize in full over the remaining life of the note.  Interest and principal, when required, are payable monthly.  Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of September 30, 2014, $5.1 million was outstanding under the rig loan agreement.

Abraxas Petroleum has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

On May 9, 2008, the Company entered into an advancing line of credit in the amount of $5.4 million for the purchase and finish out of a building to serve as its corporate headquarters. This note was refinanced in November 2008.  The note was modified on April 4, 2013, reducing the interest to a fixed rate of 4.3%, and was further modified on July 20, 2013 to extend the maturity date to July 20, 2023. The note is payable in monthly installments of principal and interest of $34,354 based on a twenty year amortization. Beginning August 20, 2018, the interest rate will adjust to the bank's current prime rate plus 1.00% with a maximum annual rate of 7.25%. The note is secured by a first lien deed of trust on the property and improvements. As of September 30, 2014, $4.4 million was outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments.

The following table sets forth our derivative contract position as of September 30, 2014:

	Fixed Price Swap
	Oil – WTI		Oil - Brent (1)		Oil - LLS		Gas
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Mcf)	Swap Price (per Mcf)
2014	1,586	$90.74	—	$—	98	$101.26	3,101	$4.10
2015	921	$85.00	125	$96.78	—	$—	1,450	$4.08
2016	948	$84.10	—	$—	—	$—	—	$—
2017	493	$84.18	—	$—	—	$—	—	$—

(1) The Brent swap was monetized in October 2014 for $0.1 million and replaced with a $85.30 WTI swap for 3,800 Bbl per month for 2015.

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

See “—Quantitative and Qualitative Disclosures about Market Risk—Derivative Instruments” for further information.

Net Operating Loss Carryforwards.

At December 31, 2013, we had, subject to the limitation discussed below, $160.8 million of net operating loss carryforwards for U.S. tax purposes and $21.8 million for Canadian tax purposes. The U.S. loss carryforwards will expire through 2033 and the Canadian carryforward will expire in 2033, if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10 “Income Taxes”. Therefore, we have established a valuation allowance of $75.6 million for deferred tax assets at December 31, 2013.

We account for uncertain tax positions under the provisions of ASC 740-10. ASC 740-10 did not have any effect on the Company’s financial position or results of operations for the three months and nine months ended September 30, 2014. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014 the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2003 through 2013 remain open to examination by the tax jurisdictions to which the Company is subject.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the nine months ended September 30, 2014 , a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $10.3 million; however, due to the derivative contracts that we have in place, it is unlikely that a 10% decline in commodity prices from their levels at September 30, 2014 would significantly impact our operating revenue, cash flow and net income.

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

For the nine months ended September 30, 2014, we recognized a realized loss of $2.6 million and an unrealized gain of $1.9 million on our commodity derivative contracts.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of September 30, 2014, we had $52.0 million of outstanding indebtedness under our credit facility. Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%—1.75%%, depending on the utilization of the borrowing base, or, if we elect,  LIBOR plus 1.75%—2.75%, depending on the utilization of the borrowing base. At September 30, 2014, the interest rate on the credit facility was 2.15%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $0.5 million on an annual basis, based on our outstanding indebtedness as of September 30, 2014.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2014 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

ABRAXAS PETROLEUM CORPORATION

PART II
OTHER INFORMATION

Item 1.              Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2014, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on its operations.

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

Date	November 7, 2014	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	November 7, 2014	By: /s/Geoffrey R. King
GEOFFREY R. KING,
Vice President and
Principal Financial Officer

Date	November 7, 2014	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Principal Accounting Officer