Form 10-Q
period 2015-03-31
ABRAXAS PETROLEUM CORP
filed 2015-05-08
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of May 5, 2015 was 106,191,078.

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

ABRAXAS PETROLEUM CORPORATION
FORM 10 – Q

Part I
FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,869	$3,772
Accounts receivable:
Joint owners	3,419	5,648
Oil and gas production sales	8,625	15,308
Other	476	647
	12,520	21,603

Derivative asset	12,564	12,214
Other current assets	721	843
Total current assets	29,674	38,432

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	729,684	716,922
Other property and equipment	40,871	40,683
Total	770,555	757,605
Less accumulated depreciation, depletion, and amortization	(447,345)	(434,726)
Total property and equipment, net	323,210	322,879

Deferred financing fees, net	2,078	2,216
Derivative asset	11,333	10,981
Other assets	255	391
Total assets	$366,550	$374,899

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,038	$63,549
Joint interest oil and gas production payable	8,520	14,423
Accrued interest	117	72
Other accrued expenses	1,129	1,006
Derivative liability	—	13
Current maturities of long-term debt	2,252	2,235
Total current liabilities	33,056	81,298

Long-term debt – less current maturities	116,152	76,554
Other liabilities	57	57
Future site restoration	9,689	9,495
Total liabilities	158,954	167,404

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, par value $.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares; 106,191,078 and 106,186,678 issued and outstanding, respectively	1,062	1,062
Additional paid-in capital	310,592	309,773
Accumulated deficit	(104,058)	(103,340)
Total stockholders’ equity	207,596	207,495
Total liabilities and stockholders’ equity	$366,550	$374,899

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Oil and gas production revenues	$18,646	$25,475
Other	15	43
	18,661	25,518
Operating costs and expenses:
Lease operating	6,293	5,645
Production taxes	1,800	2,204
Depreciation, depletion, and amortization	12,069	7,499
General and administrative (including stock-based compensation of $810 and $439, respectively)	3,034	2,475
	23,196	17,823
Operating (loss) income	(4,535)	7,695

Other (income) expense:
Interest income	(1)	—
Interest expense	834	602
Amortization of deferred financing fees	157	348
(Gain) loss on derivative contracts - Realized	(3,633)	734
(Gain) loss on derivative contracts - Unrealized	(1,194)	945
	(3,837)	2,629
(Loss) income from continuing operations before income tax	(698)	5,066
Income tax (expense) benefit	—	—
Net (loss) income from continuing operations	(698)	5,066
Net (loss) from discontinued operations - net of tax	(20)	(362)
Net (loss) income	$(718)	$4,704

Net (loss) income per common share - basic
Continuing operations	$(0.01)	$0.05
Discontinued operations	—	—
	$(0.01)	$0.05

Net (loss) income per common share - diluted
Continuing operations	$(0.01)	$0.05
Discontinued operations	—	—
	$(0.01)	$0.05
Weighted average shares outstanding:
Basic	104,415	92,566
Diluted	104,415	94,321

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OTHER COMPREHENSIVE INCOME (LOSS)
 (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Consolidated net (loss) income	$(718)	$4,704
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(62)
Other comprehensive (loss)	—	(62)
Comprehensive (loss) income	$(718)	$4,642

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net (loss) income	$(718)	$4,704
Loss from discontinued operations	(20)	(362)
(Loss) income from continuing operations	(698)	5,066
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in derivative fair value	(715)	613
Depreciation, depletion, and amortization	12,069	7,499
Amortization of deferred financing fees	157	348
Accretion of future site restoration	139	138
Stock-based compensation	810	439
Changes in operating assets and liabilities:
Accounts receivable	9,083	6,825
Other assets	258	105
Accounts payable and accrued expenses	(48,191)	(18,355)
Net cash (used in) provided by continuing operations	(27,088)	2,678
Net cash used in discontinued operations	(20)	(254)
Net cash (used in) provided by operating activities	(27,108)	2,424

Investing Activities
Capital expenditures, including purchases and development of properties	(12,400)	(36,686)
Proceeds from the sale of oil and gas properties	—	2,619
Net cash used in continuing operations	(12,400)	(34,067)
Net cash provided by discontinued operations	—	130
Net cash used in investing activities	(12,400)	(33,937)

Financing Activities
Proceeds from long-term borrowings	40,000	27,000
Payments on long-term borrowings	(385)	(370)
Deferred financing fees	(19)	1
Exercise of stock options	9	46
Other	—	(130)
Net cash provided by continuing operations	39,605	26,547
Net cash provided by discontinued operations	—	109
Net cash provided by financing activities	39,605	26,656

	Three Months Ended March 31,
	2015	2014
Effect of exchange rate changes on cash - discontinued operations	—	1
Increase (decrease) in cash	97	(4,856)
Cash at beginning of year	$3,772	$5,205
Cash at end of year	$3,869	$349

Supplemental disclosures of cash flow information:
Interest paid	$649	$430

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations, and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and the cash flows for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Consolidation Principles

The terms “Abraxas,” “Abraxas Petroleum,” “we,” “us,” “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its subsidiaries, including Raven Drilling, LLC (“Raven Drilling”).

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

New Accounting Standards and Disclosures

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in May 2014 which provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In April 2015, the FASB tentatively decided to defer the effective date by one year, making the guidance effective for interim and annual reporting periods beginning after December 15, 2017. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the guidance to determine the method of adoption and the impact of this ASU on our financial statements and related disclosures, if any.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which amends existing guidance to require the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of an asset. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. Other than the prescribed reclassification of assets to an offset of debt on the consolidated balance sheets, Abraxas does not expect the implementation of ASU 2015-03 to have a material impact on its consolidated financial statements.

Stock-based Compensation and  Option Plans

Stock Options

The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors.

The following table summarizes the Company’s stock-based compensation expense related to stock options for the periods presented:

Three Months Ended March 31,
2015	2014
$417	$306

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2015 (shares in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2014	5,885	$2.88	$2.06
Granted	1,400	$3.16	$2.30
Exercised	(4)	$2.22	$1.60
Outstanding, March 31, 2015	7,281	$2.93	$2.11

Additional information related to stock options at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
Options exercisable	4,475	4,112

As of March 31, 2015, there was approximately $5.1 million of unamortized compensation expense related to outstanding stock options that will be recognized in 2015 through 2018.

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

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2014	1,776	$3.43
Granted	—	—
Vested/Released	(5)	3.33
Forfeited	—	—
Unvested, March 31, 2015	1,771	$3.44

The following table summarizes the Company’s stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended March 31,
2015	2014
$393	$133

As of March 31, 2015, there was approximately $4.3 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized in 2015 through 2018.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of the unamortized capitalized cost or the cost ceiling. The cost ceiling is calculated as PV-10, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. We calculate the projected income tax effect using the “short-cut” method for the cost ceiling test calculation. Costs in excess of the cost ceiling are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties, except where the sale or disposition causes a significant change in the relationship between capitalized cost and the estimated quantity of proved reserves. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At March 31, 2015, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

The following table summarizes the Company’s asset retirement obligation transactions for the three months ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014
Beginning asset retirement obligation	$9,495	$9,888
New wells placed on production and other	55	444
Deletions related to property disposals and plugging costs	—	(1,318)
Accretion expense	139	559
Revisions and other	—	198
Discontinued operations	—	(276)
Ending asset retirement obligation	$9,689	$9,495

2.  Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three months ended March 31, 2015, there was no current or deferred income tax expense or benefit due to loss carryforwards. Valuation allowances have been recorded against such benefits in prior periods.

The Company accounts for uncertain tax positions under the provisions of ASC 740-10. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2015, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2004 through 2014 remain open to examination by the tax jurisdictions to which the Company is subject.

At December 31, 2014, the Company had, subject to the limitation discussed below, $145.5 million of net operating loss carryforwards for U.S. tax purposes.  The loss carryforward will expire in varying amounts through 2034, if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10 “Income Taxes”. Therefore, we have established a valuation allowance of $60.1 million or deferred tax assets at December 31, 2014.

3. Long-Term Debt

The following is a description of the Company’s debt as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
	(In thousands)
Senior secured credit facility	$110,000	$70,000
Rig loan agreement	4,127	4,456
Real estate lien note	4,277	4,333
	118,404	78,789
Less current maturities	(2,252)	(2,235)
	$116,152	$76,554

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of March 31, 2015, $110.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At March 31, 2015, we had a borrowing base of $165.0 million. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b)0.75%—1.75%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 1.75%—2.75%, depending on the utilization of the borrowing base. At March 31, 2015, the interest rate on the credit facility was 2.43% based on 1-month LIBOR borrowings and level of utilization.

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

At March 31, 2015 we were in compliance with all of our debt covenants. As of March 31, 2015, the interest coverage ratio was 37.19 to 1.00, the total debt to EBITDAX ratio was 1.32 to 1.00, and our current ratio was 2.34 to 1.00.

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

Rig Loan Agreement

On September 19, 2011, Raven Drilling entered into a rig loan agreement, secured by our Oilwell 2000 HP diesel electric drilling rig (the “Collateral”). The original principal amount of the note was $7.0 million and bears interest at 4.26%.  The note is payable in monthly interest and principal payments in the amount of $179,695. Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of March 31, 2015 and December 31, 2014, $4.1 million and $4.5 million, respectively, was outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note bears interest at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the current bank prime rate plus 1.00% with a maximum rate of 7.25%. The maturity date of the note is July 20, 2023. As of March 31, 2015 and December 31, 2014, $4.3 million and $4.3 million, respectively, was outstanding on the note.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Numerator:
Net (loss) income from continuing operations	$(698)	$5,066
Net loss from discontinued operations	(20)	(362)
	(718)	4,704
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	104,415	92,566
Effect of dilutive securities: Stock options and restricted shares	—	1,755
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	104,415	94,321

Net income (loss) per common share - basic
Continuing operations	$(0.01)	$0.05
Discontinued operations	—	—
	$(0.01)	$0.05

Net income (loss) per common share - diluted
Continuing operations	$(0.01)	$0.05
Discontinued operations	—	—
	$(0.01)	$0.05

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. For the three months ended March 31, 2015, 2,821 potential shares related to stock options and unvested restricted shares were excluded from the calculation of diluted income (loss) per share since their inclusion would have been anti-dilutive due to a loss incurred in the period. None of the dilutive shares were excluded for the three months ended March 31, 2014.

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

The following table sets forth the summary position of our derivative contracts as of March 31, 2015:

	Oil - WTI		Gas
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Mcf)	Swap Price (per Mcf)
2015	1,041	$85.04	1,450	$4.04
2016	948	$84.10	—	$—
2017	493	$84.18	—	$—

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value of Derivative Instruments as of March 31, 2015
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$12,564	Derivatives – current	$—
Commodity price derivatives	Derivatives – long-term	11,333	Derivatives – long-term	—
		$23,897		$—

Fair Value of Derivative Instruments as of December 31, 2014
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$12,214	Derivatives – current	$13
Commodity price derivatives	Derivatives – long-term	10,981	Derivatives – long-term	—
		$23,195		$13

Gains and losses from derivative activities are reflected as “(Gain) loss on derivative contracts” in the accompanying Condensed Consolidated Statements of Operations.

6. Financial Instruments

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015
Assets:
NYMEX Fixed Price Derivative contracts	$—	$23,897	$—	$23,897
Total Assets	$—	$23,897	$—	$23,897
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets:
NYMEX Fixed Price Derivative contracts	$—	$23,195	$—	$23,195
Total Assets	$—	$23,195	$—	$23,195
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$13	$—	$13
Total Liabilities	$—	$13	$—	$13

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

7. Discontinued Operations

On October 31, 2014, the Company closed on the sale of its Canadian subsidiary, Canadian Abraxas Petroleum, ULC ("Canadian Abraxas"). The sale was based on management's decision to discontinue Canadian operations due to continuing losses.

Canadian Abraxas revenue, reported in discontinued operations for the three months ended March 31, 2014 was $0.4 million. Canadian Abraxas net loss, reported in discontinued operations for the three months ended March 31, 2014 was $0.4 million.

8. Contingencies - Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2015, the Company was not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its operations.

9. Subsequent Event

On May 5, 2015, the Company monetized the value of its remaining 2015 oil derivative contracts for total proceeds of approximately $4.6 million. Subsequently, Abraxas entered into collars for the periods from June 2015 through December 2015, on 2,000 Bbls/d with a floor of $55.00 and a ceiling of $70.00. The Company also added 1,000 Bbls/d for 2016 in a three way collar with a ceiling of $71.00, a floor of $60.00 and a sub-floor of $45.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015. Excluded from this discussion are the results of our Canadian subsidiary which was sold on October 31, 2014. The results of these foreign operations are included as discontinued operations in the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Except as otherwise noted, all tabular amounts are in thousands, except per unit values.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

General
We are an independent energy company primarily engaged in the acquisition, exploration, exploitation, development and production of oil and gas in the United States. We focus on assets with a high working interest and low geologic risk as well as operational and infrastructure control. We seek strong full cycle rate of return and low risk exploitable upside using the Company's operating experience. We believe that we have a number of development opportunities on our properties and intend to expand upon our development activities with complementary exploration projects in our core areas of operation. Success in our development and exploration activities is critical in the maintenance and growth of our current production levels and associated reserves.
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

•the level of total sales volumes of oil, gas and NGL;

•	the availability of and our ability to raise additional capital resources and provide liquidity to meet cash flow needs;
•the level of and interest rates on borrowings; and
•the level and success of exploration and development activity

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

During the three months ended March 31, 2015, the NYMEX future price for oil averaged $48.59 per barrel as compared to $98.61 per barrel in 2014. During the three months ended March 31, 2015, the NYMEX future spot price for gas averaged $2.82 per MMBtu compared to $4.72 per MMBtu in 2014. Prices closed on March 31, 2015 at $48.68 per Bbl of oil and $2.64 per MMBtu of gas, compared to closing on March 31, 2014 at $101.58 per Bbl of oil and $4.37 per MMBtu of gas.  If commodity prices remain at these levels or continue to decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices remain depressed or continue to decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the three months ended March 31, 2015 and 2014:

	Oil - NYMEX		Gas - NYMEX
	2015	2014	2015	2014
Average realized price (1)	$39.52	$90.33	$2.51	$5.04
Average NYMEX price	48.59	98.61	2.82	4.72
Differential	$(9.07)	$(8.28)	$(0.31)	$0.32
_____________________________________
(1) Excludes the impact of derivative activities.

Our hedging arrangements equate to approximately 30% of the estimated oil production from our net proved developed producing reserves (based on our reserve estimates as of December 31, 2014) through December 31, 2015, 42% in 2016, 27% in 2017. By removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have in the past and will in the future sustain realized and unrealized losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts. For the three months ended March 31, 2014, we incurred a realized loss of $0.7 million, and an unrealized loss of $0.9 million. For the three months ended March 31, 2015, we incurred a realized gain of $3.6 million and an unrealized gain of $1.2 million.  We have not designated any of these derivative contracts as a hedge as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at March 31, 2015:

	Oil - WTI		Gas
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Mcf)	Swap Price (per Mcf)
2015	1,041	$85.04	1,450	$4.04
2016	948	$84.10	—	$—
2017	493	$84.18	—	$—

At March 31, 2015, the aggregate fair market value of our commodity derivative contracts was an asset of approximately $23.9 million.

On May 5, 2015, the Company monetized the value of its remaining 2015 oil derivative contracts for total proceeds of approximately $4.6 million. Subsequently, Abraxas entered into collars for the periods from June 2015 through December 2015, on 2,000 Bbls/d with a floor of $55.00 and a ceiling of $70.00. The Company also added 1,000 Bbls/d for 2016 in a three way collar with a ceiling of $71.00, a floor of $60.00 and a sub-floor of $45.00.

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

We had capital expenditures during the three months ended March 31, 2015 of $12.4 million related to our exploration and development activities. We have a capital expenditure budget for 2015 of $55.0 million. Substantially all of our 2015 budget will be spent on unconventional horizontal oil wells in the Bakken/Three Forks and Eagle Ford.  The 2015 capital expenditure budget is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil and gas,the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Total production (MBoe)	593	371
Average daily production (Boepd)	6,590	4,120
% Oil/ NGL	78%	72%

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if appropriate opportunities presents itself, the sale of debt or equity securities, selling assets or monetizing our derivative instruments, although we may not be able to complete any financing on terms acceptable to us, if at all.  As of March 31, 2015 we had approximately $55.0 million of availability under our credit facility.

Borrowings and Interest.  At March 31, 2015, we had a total of $110.0 million outstanding under our credit facility and total indebtedness of $118.4 million (including the current portion). If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

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

Acquisition of an Additional Bakken/Three Forks Interest
Abraxas recently acquired an additional 210 net Bakken acres. The addition of this acreage gives Abraxas a majority interest in one additional unit offsetting the Company’s North Fork acreage. Abraxas now plans to go before the North Dakota Industrial Commission (“NDIC”) to install the Company as operator on the unit where it now holds a controlling interest. With success and the approval of downspacing by the NDIC, this unit has the potential to add an additional 15 operated Bakken and Three Forks wells to Abraxas’ North Fork inventory.

Williston Basin
At Abraxas’ North Fork prospect, in McKenzie County, North Dakota, the Jore 5H, Jore 6H, Jore 7H and Jore 8H are scheduled to be fracture stimulated in late May. Abraxas estimates that the per stage fracture stimulation cost savings will be upwards of 50% versus the original projections on the wells. Abraxas owns a working interest of approximately 76% in the Jore 5H-8H. On the Ravin Northwest pad, surface and intermediate casing have been set on the Ravin 8H, Sten-Rav 1H and Stenehjem 5H. Currently, Abraxas is preparing to drill the lateral section of the Stenehjem 5H. After receiving elections, Abraxas working interest in the Ravin Northwest pad increased to 74% from 57%.

Eagle Ford
At Abraxas’ Jourdanton prospect in Atascosa County, Texas, the Grass Farm 2H has been fracture stimulated and drill out is expected to begin shortly. At Abraxas’ Dilworth East prospect in McMullen County, Texas, the R. Henry 1H is scheduled to be fracture stimulated next week. Abraxas estimates that the per stage fracture stimulation cost savings will be upwards of 38% versus original projections on both wells. Abraxas owns a 100% working interest in the Grass Farm 2H and R. Henry 1H.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended March 31,
	(In thousands, except per unit data)
	2015	2014
Operating revenue (1):
Oil sales	$15,917	$20,654
Gas sales	2,004	3,185
NGL sales	725	1,636
Total operating revenues	$18,646	$25,475
Operating (loss) income	(4,535)	7,695
Oil sales (MBbls)	403	229
Gas sales (MMcf)	798	632
NGL sales (MBbls)	57	37
Oil equivalents (MBoe)	593	371
Average oil sales price (per Bbl)(1)	$39.52	$90.33
Average gas sales price (per Mcf)(1)	$2.51	$5.04
Average NGL sales price (per Bbl)	$12.63	$44.50
Average oil equivalent sales price (Boe)	$31.44	$68.71
___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

 Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

Operating Revenue. During the three months ended March 31, 2015, operating revenue decreased to $18.6 million from $25.5 million for the same period of 2014. The decrease in revenue was primarily due to lower prices for all products partially offset by higher sales volumes. Increased oil, gas and NGL sales volumes contributed $17.5 million to operating revenue for the three months ended March 31, 2015. Significant decreases in prices for all products had a negative impact of $24.3 million on operating revenue for the three months ended March 31, 2015.

Oil sales volumes increased to 403 MBbl during the three months ended March 31, 2015 from 229 MBbl for the same period of 2014. The increase in oil sales was due to new wells brought on line since the first quarter of 2014, offset by natural field declines. New wells brought on production since the first quarter of 2014 contributed 273.7 MBbl for the three months ended March 31, 2015. Gas sales volumes increased to 798 MMcf for the three months ended March 31, 2015 from 632 MMcf for the same period of 2014. The increase in gas production was due to new wells brought on line since the first quarter of 2014, offset by natural field declines.  New wells brought on production since March 31, 2014 contributed 232 MMcf for the three months ended March 31, 2015. NGL sales volumes increased to 57 MBbl for the three months ended March 31, 2015 from 37 MBbl for the same period of 2014. The increase in NGL sales was primarily due to increased gas production in West Texas and North Dakota that has a higher NGL content than our historical gas production.

Lease Operating Expenses (“LOE”). LOE for the three months ended March 31, 2015 increased to $6.3 million from $5.6 million for the same period in 2014. The increase in LOE was primarily due to higher production for the period ended March 31, 2015 as compared to the same period of 2014. LOE per Boe for the three months ended March 31, 2015 was $10.61 compared to $15.23 for the same period of 2014. The decrease per Boe was due to higher sales volumes for the three months ended March 31, 2015 as compared to the same period of 2014 partially offset by higher costs incurred.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended March 31, 2015 decreased to $1.8 million from $2.2 million for the same period of 2014. The decrease was primarily due to lower realized commodity prices in the quarter ended March 31, 2015 as compared to the same period of 2014.

General and Administrative (“G&A”) Expenses. G&A expenses, excluding stock-based compensation, for the three months ended March 31, 2015 increased to $2.2 million as compared to $2.0 million for the same period of 2014. The increase in G&A expense was primarily due to an increase in personnel and the corresponding increase in salary expense for the first quarter of 2015. G&A expense per Boe, excluding stock-based compensation, was $3.75 for the quarter ended March 31, 2015 compared to $5.49 for the same period of 2014. The decrease per Boe was primarily due to higher sales volumes.
Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended March 31, 2015 stock-based compensation was $0.8 million compared to $0.4 million in 2014. The increase was primarily due to a restricted stock grant in November of 2014 and a stock option grant in March 2015.
Depreciation, Depletion and Amortization (“DD&A”) Expenses. DD&A expense for the three months ended March 31, 2015 increased to $12.1 million from $7.5 million for the same period of 2014. The increase was primarily the result of higher production volumes as well as an increase in future development costs in our December 31, 2014 reserve report. DD&A expense per Boe for the three months ended March 31, 2015 was $20.35 compared to $20.23 in 2014.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of March 31, 2015, our net capitalized costs of oil and gas properties did not exceed the present value of our estimated proved reserves.

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
Interest Expense. Interest expense for the three months ended March 31, 2015 increased to $0.8 million from $0.6 million for the same period of 2014. The increase was primarily due to higher debt levels in 2015 as compared to the same period of 2014.

(Gain) Loss on Derivative Contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contracts do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps. The estimated value of our commodity derivative contracts was an asset of approximately $23.9 million as of March 31, 2015. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the three months ended March 31, 2015, we realized a gain on our commodity derivative contracts of $3.6 million and an unrealized gain of $1.2 million on our commodity derivative contracts. For the three months ended March 31, 2014, we realized a loss on our commodity derivative contracts of $0.7 million and we incurred an unrealized loss of $0.9 million on our commodity derivative contracts.

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

Our principal sources of capital are cash flow from operations, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if appropriate opportunities are available, selling of debt or equity securities, selling assets or monetizing derivative contracts,although we may not be able to complete any of such transactions on terms acceptable to us, if at all.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2015 and 2014 were $12.4 million and $36.7 million, respectively.

The table below sets forth the components of these capital expenditures:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Expenditure category:
Exploration/Development	$12,212	$35,769
Facilities and other	188	917
Total	$12,400	$36,686

During the three months ended March 31, 2015 and 2014 our expenditures were primarily for development of our existing properties. We anticipate making capital expenditures in 2015 of $55.0 million. The 2015 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise.  Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas continue to remain at depressed levels of decline further, our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash (used in) provided by operating activities	$(27,088)	$2,678
Net cash (used in) provided by investing activities	(12,400)	(34,067)
Net cash provided by financing activities	39,605	26,547
Total	$117	$(4,842)

Operating activities for the three months ended March 31, 2015 used $27.1 million in cash compared to providing $2.7 million in the same period of 2014. Non-cash expense items, net changes in operating assets and liabilities, accounted for most of these funds. Investing activities used $12.4 million during the three months ended March 31, 2015 compared to using $34.1 million for the same period of 2014. Funds used during the three months ended March 31, 2015 and 2014 were primarily for the development of our existing properties. Financing activities provided $39.6 million for the three months ended March 31, 2015 compared to providing $26.5 million for the same period of 2014. Funds provided during the three months ended March 31, 2015 and 2014 were primarily proceeds from borrowings under our credit facility.

Future Capital Resources. Our principal sources of capital going forward are cash flow from operations, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if appropriate opportunities are available, selling of debt or equity securities, selling assets or monetizing derivative instruments, although we may not be able to complete any such transactions on terms acceptable to us, if at all.

Cash from operating activities is dependent upon commodity prices and production volumes.  Depressed commodity prices have reduced, and further decreases in commodity prices from current levels could reduce our cash flows from operations.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be found.  If our proved reserves decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility will also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 58% of our total estimated proved reserves at December 31, 2014 were classified as undeveloped.

We have in the past, and may in the future, sell producing properties. Most recently, beginning in the third quarter of 2012 and continuing through 2014, we sold certain non-core assets for combined net proceeds of approximately $155.0 million. The net proceeds were primarily used to repay outstanding indebtedness under our credit facility.

We have also sold debt and equity securities in the past, and may sell additional debt and equity securities in the future when the opportunity has presented itself.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2015:

	Payments due in twelve month periods ending:
Contractual Obligations (In thousands)	Total	March 31, 2016	March 31, 2017-2018	March 31, 2019-2020	Thereafter
Long-term debt (1)	$118,404	$2,252	$2,603	$110,540	$3,009
Interest on long-term debt (2)	10,083	2,985	5,713	950	435
Lease obligations (3)	84	61	23	—	—
Total	$128,571	$5,298	$8,339	$111,490	$3,444
___________________________

(1)	These amounts represent the balances outstanding under our credit facility, the rig loan agreement and the real estate lien note. These payments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3)
Lease on office space in Dickinson, North Dakota, which expires on October 31, 2016, office space in Lusk, Wyoming, which will expire on December 31, 2016 and office space in Denver, Colorado which will expire on December 31, 2015.

We maintain a reserve for costs associated with the retirement of tangible long-lived assets. At March 31, 2015, our reserve for these obligations totaled $9.7 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At March 31, 2015 we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At March 31, 2015, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

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

Long-Term Indebtedness.

Long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Credit facility	$110,000	$70,000
Rig loan agreement	4,127	4,456
Real estate lien note	4,277	4,333
	118,404	78,789
Less current maturities	(2,252)	(2,235)
	$116,152	$76,554

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of March 31, 2015, $110.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At March 31, 2015, we had a borrowing base of $165.0 million. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%—1.75%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 1.75%—2.75%, depending on the utilization of the borrowing base. At March 31, 2015, the interest rate on the credit facility was 2.43% based on 1-month LIBOR borrowings and level of utilization.

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

At March 31, 2015, we were in compliance with all of our debt covenants. As of March 31, 2015, the interest coverage ratio was 37.19 to 1.00, the total debt to EBITDAX ratio was 1.32 to 1.00, and our current ratio was 2.34 to 1.00.

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

Rig Loan Agreement

On September 19, 2011 Raven Drilling entered into a rig loan agreement, secured by our Oilwell 2000 HP diesel electric drilling rig (the “Collateral”). The principal amount of the note was $7.0 million and bears interest at 4.26%.  The note is payable in monthly interest and principal payments in the amount of $179,695. Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of March 31, 2015 and December 31, 2014, $4.1 million and $4.5 million, respectively, was outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note bears interest at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the current bank prime rate plus 1.00% with a maximum rate of 7.25%. The maturity date of the note is July 20, 2023. As of March 31, 2015 and December 31, 2014, $4.3 million and $4.3 million, respectively, was outstanding on the note.

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

The following table sets forth the summary position of our derivative contracts as of March 31, 2015:

	Oil - WTI		Gas
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)	Daily Volume (Mcf)	Swap Price (per Mcf)
2015	1,041	$85.04	1,450	$4.04
2016	948	$84.10	—	$—
2017	493	$84.18	—	$—

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

We account for uncertain tax positions under the provisions of ASC 740-10. ASC 740-10 did not have any effect on the Company’s financial position or results of operations for the year ended December 31, 2014 or for the year ended December 31, 2013. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2004 through 2014 remain open to examination by the tax jurisdictions to which the Company is subject.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the three months ended March 31, 2015, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $1.9 million. If commodity prices remain at their current levels the impact on operating revenues and cash flow, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

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

For the three months ended March 31, 2015, we recognized a realized gain of $3.6 million and an unrealized gain of $1.2 million on our commodity derivative contracts.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of March 31, 2015, we had $110.0 million of outstanding indebtedness under our credit facility. Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%—1.75%%, depending on the utilization of the borrowing base, or, if we elect,  LIBOR plus 1.75%—2.75%, depending on the utilization of the borrowing base. At March 31, 2015, the interest rate on the credit facility was 2.43%. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.1 million on an annual basis, based on our outstanding indebtedness as of March 31, 2015.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2015 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.              Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2015, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on its operations.

Item 1A.           Risk Factors.

In addition to the other information set forth in this report, you should carefully consider 4he factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Abraxas. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date	May 8, 2015	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	May 8, 2015	By: /s/Geoffrey R. King
GEOFFREY R. KING,
Vice President and
Principal Financial Officer

Date	May 8, 2015	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Principal Accounting Officer