Form 10-K
period 2015-12-31
ABRAXAS PETROLEUM CORP
filed 2016-03-15
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

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
Yes ☐ No ☒

As of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $295,066,931 based on the closing sale price as reported on The NASDAQ Stock Market.

As of March 10, 2016, there were 106,346,001 shares of common stock outstanding.

Documents Incorporated by Reference:

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders to be held on May 10, 2016.	Part III

ABRAXAS PETROLEUM CORPORATION
FORM 10-K

We make forward-looking statements throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “will,” “plan,” “seek,” “may,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this report is generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  The factors that may affect our expectations regarding our operations include, among others, the following:

•	the prices we receive for our production and the effectiveness of our hedging activities;
•the availability of capital including under our credit facility;

•	our success in development, exploitation and exploration activities;

•	declines in our production of oil and gas;

•	our restrictive debt covenants;

•	political and economic conditions in oil producing countries, especially those in the Middle East;

•	price and availability of alternative fuels;

•	our ability to procure services and equipment for our drilling and completion activities;

•	our acquisition and divestiture activities;

•	weather conditions and events;

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities; and

•	other factors discussed elsewhere in this report

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

Information contained in this report represents the consolidated operations of Abraxas Petroleum Corporation. The terms “Abraxas,”  “we,” “us,” “our,” or the “Company,” refer to Abraxas Petroleum Corporation, together with its consolidated subsidiaries including Raven Drilling, LLC  which is a wholly owned subsidiary that owns a drilling rig. On October 31, 2014, we closed on the sale of our interest in Canadian Abraxas Petroleum, ULC (" Canadian Abraxas), an indirect wholly-owned Canadian subsidiary of Abraxas Petroleum Corporation. As a result of the disposal of Canadian Abraxas, the results of operations of Canadian Abraxas are reflected in our Financial Statements and in this report as “Discontinued Operations” and our remaining operations are referred to in our Financial Statements and in this report as “Continuing Operations” or “Continued Operations.” Unless otherwise noted, all disclosures are for Continuing Operations.

Item 1. Business

General

We are an independent energy company primarily engaged in the acquisition, exploration, development and production of oil and gas.  At December 31, 2015, our estimated net proved reserves were 43.2 MMBoe, of which 39.8% were classified as proved developed, 71% were oil and NGL and 95% of which (on a PV-10 basis) were operated by us.  Our daily net production for the year ended December 31, 2015 was 5,975 Boepd, of which 77% was oil or liquids. Abraxas Petroleum Corporation was incorporated in Nevada in 1990. Our address is 18803 Meisner Drive, San Antonio, Texas 78258 and our phone number is (210) 490-4788.

Our oil and gas assets are located in three operating regions, the Rocky Mountain, Permian Basin and onshore Gulf Coast.  The following table sets forth certain information related to our properties as of and for the year ended December 31, 2015:

				Estimated Net Proved Reserves		Net Production
	Gross Producing Wells	Average Working Interest	Total Net Acres	(MBoe)	% Oil/NGL	(MBoe)	% Oil/NGL
Rocky Mountain	788	11.79%	44,013	29,476	83.9%	1,324.4	85.6%
Permian Basin	240	64.22%	28,370	10,106	40.3%	293.6	44.7%
Onshore Gulf Coast	78	82.71%	14,141	3,608	52.5%	562.8	73.5%
Total United States	1,106	28.17%	86,524	43,190	71.0%	2,180.8	77.0%
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

2016 Outlook

Market prices for oil, gas and NGL are inherently volatile. Accordingly, we cannot predict with certainty the future prices for the commodities we produce and sell. Current market fundamentals indicate prices for oil, gas and NGL will continue to be depressed for much of 2016. Although changes in OPEC production strategies, geopolitical risks or other factors could impact current forecasts, we anticipate weak commodity prices throughout 2016. Depressed prices for oil and gas will likely have a material adverse effect on our results of operations and liquidity. Our primary sources of liquidity are cash flow from operations and borrowings under our credit facility. Cash flow from operations is sensitive to many variables, the most volatile of which is the price of the oil, gas and NGL we produce and sell. Our consolidated cash flow from operations decreased in 2015 as a result of the significant decrease in commodity prices. Availability under our credit facility is currently subject to a borrowing base of $165.0 million. The borrowing base is subject to scheduled semiannual (April 1 and October 1) and other elective borrowing base redeterminations. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. The lenders under our credit facility can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our credit facility. Given the ongoing decline in commodity prices for oil, gas and NGL, it is likely that reductions in our borrowing base could arise in 2016.

In 2015, as a result of the sharp decline in commodity prices, we incurred an impairment to our proved properties of $128.6 million. We expect to record additional impairments of our oil and gas properties during 2016 as a result of declining oil and gas prices. Based on the 12-month average oil and gas prices through March 1, 2016 of $46.04 per Bbl of oil and $2.48 per Mcf of gas being held constant for the trailing 12-month period, we estimate that we will record a ceiling test write down on our existing assets of approximately $30.1 million at March 31, 2016 and if such prices do not change during the remainder of 2016 an additional write down of $72.7 million for the remainder of the year ending December 31, 2016. However, whether the amount of any such impairments will be similar in amount to such estimates, is contingent upon many factors such as the price of oil, gas and NGL for the remainder of 2016, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

While we will continue to operate and develop our portfolio of assets, we are committed to protecting our balance sheet and managing our capital programs to be within our cash flow from operations. As a result, we are significantly reducing our capital budget in response to lower commodity prices. We are also committed to reducing our G&A and field-level operating costs commensurate with our reduced, but focused, activity level. Effective February 1, 2016, the named executive officers of Abraxas took a voluntary salary reduction of 20% and other employees, depending on salary thresholds, took voluntary cuts of 10% - 20%. It is anticipated that these reductions will reduce G&A cost by approximately $0.8 million during 2016.

Strategy

Our business strategy is to focus our capital and resources on our core operated basins, maintain financial flexibility and profitably and to grow production and reserves.  Key elements of our business strategy include:

Focusing our capital and resources on our core operated basins.   Our core basins consist of the Williston Basin (Bakken/Three Forks), onshore Gulf Coast (Eagle Ford shale), which primarily produce oil and liquids, and the Permian Basin and Powder River Basin, which primarily produce gas.  Given the disparity which has existed during the past several years and which continues currently between oil and gas prices, the economics of drilling oil wells is far superior to drilling gas wells.  Thus, substantially all of our 2016 estimated capital expenditures will be in completing wells which have already been drilled in the Bakken, Three Forks.  As part of our efforts to focus our property portfolio, we are continually marketing assets we have deemed non-core.   These include assets with a low working interest that are non-operated and/or that fall outside of our four core basins.   Any proceeds from these asset sales will be used to reduce our indebtedness and/or redeployed into our core operating basins.

Maintaining financial flexibility.  Our primary sources of capital are availability under our credit facility and cash flow from operations. At December 31, 2015 we had approximately $31.0 million of availability under our credit facility and for the year ended December 31, 2015, we generated approximately $7.0 million of cash flow from operations.  Availability under our credit facility is subject to a borrowing base which is determined semi-annually by our lenders. The next borrowing base redetermination is scheduled to be effective on April 1, 2016.  We seek to reduce the volatility of our cash flow from operations by hedging a portion of our production.   We plan on deploying our available capital in a cost-effective manner.   We seek to operate a high percentage of our properties which allows us to better control costs. At December 31, 2015, we operated properties comprising 95% of our proved developed reserves on a PV-10 basis. We intend to maintain our liquidity and the strength of our balance sheet during 2016 by adjusting our capital budget and seeking to reduce G&A and other expenses.

Profitably grow production and reserves.  We have a substantial low-decline legacy production base as evidenced by our over 21 year reserve life as of year-end 2015.   Our capital is currently being deployed largely into unconventional oil assets with relatively predictable production profiles, yet steep initial decline rates.  Therefore, the economics of these oil wells are highly dependent on both near term commodity prices and strong operational cost control.  Cost savings achieved through efficiencies of using our rig in the Williston Basin, and heightened focus on cost control in all of our operated positions both contribute to our history of adding low cost barrels to our production base.

2016 Budget and Drilling Activities

Our capital expenditure budget for 2016 is approximately $40.0 million. This budget assumes an improvement in commodity prices by the summer of 2016, and re-starting the Raven Rig #1. However, if commodity prices stay at current levels or decline further and we elect to keep the Raven Rig #1 idled, our capital expenditures could be approximately $17.5 million which we intend to fund primarily with cash flows from operations. Substantially all of the $17.5 million would be spent on completing previously drilled wells in the Bakken/Three Forks in the Rocky Mountain region. These wells are classified as PDNP as of December 31, 2015. The 2016 capital expenditure budget is subject to change depending upon a number of factors, including the availability of sufficient capital resources including under our credit facility, the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices we receive for our oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other petroleum producing countries, the actions of the Organization of Petroleum Exporting Countries, domestic regulation, legislation and policies. Decreases in the prices we receive for our oil and gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves, our revenue, profitability and cash flow from operations. Refer to “Risk Factors – Risks Related to Our Industry — Market conditions for oil and gas, and particularly volatility of prices for oil and gas, could adversely affect our revenue, cash flows, profitability and growth” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information relating to the effects that decreases in oil and gas prices have on us. To help mitigate the impact of commodity price volatility, we hedge a portion of our production through the use of fixed price swaps and three way collars. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Commodity Prices and Hedging Arrangements” and Note 11 of the notes to our consolidated financial statements for more information regarding our derivative activities.

Substantially all of our oil and gas is sold at current market prices under short-term arrangements, as is customary in the industry. During the year ended December 31, 2015, one purchaser of production accounted for approximately 54% of our oil and gas sales. During the year ended December 31, 2014, two purchasers of production accounted for approximately 62% of our oil and gas sales. We believe that there are numerous other purchasers available to buy our oil and gas and that the loss of any of these purchasers would not materially affect our ability to sell our oil and gas. Furthermore, the largest purchasers of our oil and gas have changed from year to year from 2013 to 2015.

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

Development and Production

The operations of our properties are subject to various types of regulation at the federal, state and local levels. These types of regulations include requiring the operator of oil and gas properties to possess permits for the drilling and development of wells, post bonds in connection with various types of activities, and file reports concerning operations. Most states, and some counties and municipalities in which we operate, regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the flaring of gas;

•	the method of completing and fracture stimulating wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	the notice to surface owners and other third parties.

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

Regulation of Transportation and Sale of Gas in the United States

Historically, the transportation and sale for resale of gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, as amended, which we refer to as NGA, the Natural Gas Policy Act of 1978, as amended, which we refer to as NGPA, and regulations promulgated thereunder by the Federal Energy Regulatory Commission, which we refer to as FERC, and its predecessors. In the past, the federal government has regulated the prices at which gas could be sold. Deregulation of wellhead gas sales began with the enactment of the NGPA. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, as amended, which we refer to as the Decontrol Act. The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of gas effective January 1, 1993. While sales by producers of gas can currently be made at unregulated market prices, Congress could reenact price controls in the future.

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

Gas Gathering in the United States

Section 1(b) of the NGA exempts gas gathering facilities from the jurisdiction of the FERC. FERC has developed tests for determining which facilities constitute jurisdictional transportation facilities under the NGA and which facilities constitute gathering facilities exempt from FERC’s NGA jurisdiction. From time to time, FERC reconsiders its test for defining non-jurisdictional gathering. FERC has also permitted jurisdictional pipelines to “spin down” exempt gathering facilities into affiliated entities that are not subject to FERC jurisdiction, although FERC continues to examine the circumstances in which such a “spin down” is appropriate and whether it should reassert jurisdiction over certain gathering companies and facilities that previously had been “spun down.” We cannot predict the effect that FERC’s activities in this regard may have on the operations of our properties, but we do not expect these activities to affect the operations in any way that is materially different from the effect thereof on our competitors.

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

In response to rail accidents occurring between 2002 and 2008, the U.S. Congress passed the Rail Safety and Improvement Act of 2008, which implemented regulations governing different areas related to railroad safety. Recently, in response to train derailments occurring in 2013, U.S. regulators have been implementing or considering new rules to address the safety risks of transporting oil by rail. On January 23, 2014, the National Transportation Safety Board (“NTSB”) issued a series of recommendations to the FRA and PHMSA to address safety risks, including (i) requiring expanded hazardous material route planning for railroads to avoid populated and other sensitive areas, (ii) developing an audit program to ensure rail carriers that carry petroleum products have adequate response capabilities to address worst-case discharges of the entire quantity of product carried on a train, and (iii) auditing shippers and rail carriers to ensure they are properly classifying hazardous materials in transportation and that they have adequate safety and security plans in place. Additionally, on February 25, 2014 the DOT issued an emergency order requiring all persons, prior to offering oil into transportation, to ensure such product is properly tested and classed and to assure all shipments by rail of oil be handled as a Packing Group I or II hazardous material.

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

Environmental Matters

Oil and gas operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, treatment, storage and disposal of materials and the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may:

•	require the acquisition of a permit or other authorization before construction or drilling commences;

•	impose design and construction requirements on facilities in conjunction with oil and gas operations, including the construction of pollution control devices;

•	require protective measures to prevent drilling fluids from coming into contact with ground water;

•	restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production, and gas processing activities;

•
suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and areas inhabited by threatened or endangered species and other protected areas;

•	require remedial measures to mitigate pollution from historical and on-going operations such as the use of pits and plugging of abandoned wells;

•	require disclosure of chemicals injected into wells in conjunction with hydraulic fracturing operations;

•	restrict injection of liquids into subsurface strata that may contaminate groundwater;

•	restrict the availability of water necessary for hydraulic fracturing operations;

•	impose substantial penalties for violations of environmental rules or pollution resulting from our operations; and

•	curtail production in association with exceeding gas flaring limits.

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

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, and which we refer to as CERCLA, and comparable state statutes impose strict joint, and several liability, without regard to fault or legality of conduct, on certain classes of persons who are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include among others, the current and former owners or operators of a disposal site or sites where a release occurred and companies that arranged for the transportation or disposal of the hazardous substances released at the site. Under CERCLA, such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA authorizes the EPA, and in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment.

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

Clean Water Act.    The Clean Water Act, which we refer to as the CWA, and analogous state laws, impose restrictions and controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The CWA regulates storm water run-off from oil and gas facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of the CWA require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a petroleum hydrocarbon tank spill, rupture or leak. EPA and the U.S. Army Corps of Engineers have adopted a rule that arguably expands the scope of “waters of the United States” that are regulated under the CWA. This rule could impact our operations by subjecting new waters to regulation; however, enforcement of the rule has been stayed while it is undergoing legal challenge in the federal courts. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for resource damages resulting from the release. We believe that the operations of our properties comply in all material respects with the requirements of the CWA and state statutes enacted to control water pollution.

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

Clean Air Act.    The Clean Air Act, which we refer to as the CAA, and state air pollution laws and regulations provide a framework for national, state and local efforts to protect air quality. The operations of our properties utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. In the past few years, EPA has adopted new more restrictive regulations governing air emissions from oil and gas operations and has proposed rules that are still under review, including regulations which impose new restrictions on emissions of methane, volatile organic compounds and hazardous air pollutants.

Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas may require oil and gas exploration and production operators to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. EPA has adopted a new ozone standard which will result in additional areas being designated as nonattainment and therefore subject to more stringent rules and permitting requirements. In addition, some oil and gas facilities may be included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the CAA. Failure to comply with these requirements could subject a regulated entity to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. Oil and gas exploration and production facilities may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

Hydraulic Fracturing. Most of our current operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells.  This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of chemical additives—as well as sand, or other proppants, into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore.  Many of our newer wells would not be economical without the use of hydraulic fracturing to stimulate the formation to enhance production from the well.  Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs.  However, bills such as the Fracturing Responsibility and Awareness of Chemicals (FRAC) Act of 2015 have been introduced in Congress to subject hydraulic fracturing to federal regulation under laws such as the Safe Drinking Water Act.  If adopted, these bills could result in additional chemical disclosure and permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations.  These requirements and restrictions could result in delays in operations at existing and new well sites as well as increased costs to make our wells productive.  Moreover, these bills would require the public disclosure of information regarding the chemical makeup of hydraulic fracturing fluids, many of which are proprietary to the service companies that perform the hydraulic fracturing operations.  If enacted, these laws could make it easier for third parties to initiate litigation against us in the event of perceived problems with drinking water wells in the vicinity of an oil or gas well or other alleged environmental problems. In May 2015 the EPA released its draft report, assessment of the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources. This report has been under public and EPA review and has not yet been finalized. Also, in March 2015, the U.S. Department of the Interior, Bureau of Land Management (“BLM”) released final regulations, in 2015, concerning hydraulic fracturing on federal and tribal lands, including chemical disclosure.  These rules are currently under judicial challenge. In addition to these federal legislative and regulatory proposals, some states and local governments have considered imposing, or have adopted various conditions and restrictions on hydraulic fracturing operations, including but not limited to requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations.  In some states, including Texas, water use may also be regulated and potentially curtailed by local groundwater management districts which could impact water available for hydraulic fracturing.  If these types of conditions are widely adopted, we could be subject to increased costs and possibly limits on the productivity of certain wells. Some states in which we operate have implemented disclosure requirements for chemicals used in hydraulic fracturing. Additional information concerning hydraulic fracturing is included under Item 1A. related to risk factors.

Climate Change Legislation and Greenhouse Gas Regulation. Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, gas, and refined petroleum products, are considered “greenhouse gases” regulated by the Kyoto Protocol. In December 2015, the U.S. participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. If ratified, the Paris Agreement will take effect in 2020. It is possible that the Paris Agreement and subsequent domestic and international regulations will have adverse effects on the market for oil, gas and other fossil fuel products as well as adverse effects on the business and operations of companies engaged in the exploration for, and production of, oil, gas and other fossil fuel products. We are unable to predict the timing, scope and effect of any currently proposed or future investigations, laws, regulations or treaties regarding climate change and GHG emissions that may arise from the Paris Agreement, but the direct and indirect costs of such investigations, laws, regulations and treaties (if enacted) could materially and adversely affect our operations, financial condition and results of operations. In addition, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for our products. As a result of the U.S. Supreme Court decision in Massachusetts, et al. v. EPA, on December 7, 2009, the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations, the EPA has issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA.  These regulations may apply to our operations. The EPA has adopted other rules that would regulate GHGs, one of which would regulate GHGs from stationary sources, and may affect sources in the oil and gas exploration and production industry and the pipeline industry. Moreover, in January 2015, the Obama Administration announced that it would directly regulate methane emissions from the oil and gas industry as part of its climate strategy. Although the announcement gave no details on the upcoming regulations, it warned that the oil and gas sector will need to reduce its methane emissions by 40 to 50 percent from 2012 emission levels by 2025. Subsequently, on September 18, 2015, the EPA proposed three rules and issued a notice of availability of a draft Control Techniques Document relating to air emissions from the oil and gas industry. Further, on November 27, 2015, the EPA requested information related to hazardous air pollutant emissions from oil and gas operations. Additional rules from the EPA, BLM, and Department of Energy are expected under the EPA's methane plan. The EPA’s finding, the greenhouse gas reporting rule, the methane plan and the other rules to regulate the emissions of greenhouse gases may affect the cost of our operations and also affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry.

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

Endangered Species Act.    The Endangered Species Act, which we refer to as the ESA, restricts activities that may affect endangered or threatened species or their habitats. While some of our properties may be located in areas that may be designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA.  Looking forward, we expect more listings of such species to occur, in light of consent decrees involving the U.S. Fish and Wildlife Service which require the agency to decide whether or not to list, as endangered or threatened, approximately 251 candidate species by 2016.  Included in this group are a number of species which, if listed, could include habitat in areas where we operate or plan to operate. Further, some of the species could become subject to voluntary rangeland conservation plans that could affect our operations. Such listing of additional species, or the discovery of previously unidentified endangered or threatened species, or the adoption of conservation plans, could cause us to incur additional costs or become subject to operating restrictions, construction delays, or bans on operating in the affected areas.

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

Competition

We operate in a highly competitive environment. The principal resources necessary for the exploration and production of oil and gas are leasehold prospects under which oil and gas reserves may be discovered, drilling rigs and related equipment and services to explore for such reserves and knowledgeable personnel to conduct all phases of oil and gas operations. We must compete for such resources with both major oil and gas companies and independent operators. Many of these competitors have financial and other resources substantially greater than ours. Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our near term operations, we cannot assure you that such materials and resources will be available to us in the future.

Employees

As of March 10, 2016, we had 99 full-time employees. We retain independent geological, land, marketing and engineering consultants from time to time and expect to continue to do so in the future.

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

Item 1A. Risk Factors

Risks Related to Our Business

A continued substantial or extended decline in oil and/or gas prices would have a material and adverse effect on us.

Our financial results and the value of our properties are highly dependent on the general supply and demand for oil, gas and NGL, which impact the prices we ultimately realize on our sales of these commodities. Since the second half of 2014, there has been a significant decline in oil, gas and NGL prices, which adversely affected our 2015 operating results and contributed to a reduction in our anticipated future capital expenditures. In addition, this decline in commodity prices has adversely impacted our estimated proved reserves and resulted in a proved property impairment of $128.6 million to our oil and gas properties during 2015.

We expect to record an additional impairment of our oil and gas properties during 2016 as a result of declining oil and gas prices. Based on the 12-month unweighted average oil and gas prices through March 1, 2016 of $2.48 per Mcf of gas and $46.04 per Bbl of oil being held constant for trailing 12-month period, we estimate that, we will record a ceiling test write down on our existing assets of approximately $30.1 million at March 31, 2016 and if such prices do not change during the remainder of 2016 an additional write down of $72.7 million for the remainder of the year ending December 31, 2016. However, whether the amount of any such impairments will be similar in amount to such estimates, is contingent upon many factors such as the price of oil, gas and NGL for the remainder of 2016, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

A sustained weakness or further deterioration in commodity prices could materially and adversely impact our business by resulting in, or exacerbating, the following effects:

•	reducing the amount of oil, gas and NGL that we can produce economically;

•	reducing the borrowing base of our credit facility;

•	limiting our financial flexibility, liquidity and access to sources of capital, such as equity and debt;

•	reducing our revenues, operating cash flows and profitability;

•	causing us to further decrease our capital expenditures or maintain reduced capital spending for an extended period, resulting in lower future production of oil, gas and NGL; and

•	reducing the carrying value of our properties, resulting in additional noncash write-downs.

Market prices and our realized prices have been volatile and are likely to continue to be volatile in the future due to numerous factors beyond our control. These factors include:

•	the level of demand;

•	domestic and global supplies of oil, NGL and gas;

•	the price and quantity of imported and exported oil, NGL and gas;

•	the actions of other oil exporting nations

•	weather conditions and changes in weather patterns

•	the availability, proximity and capacity of appropriate transportation facilities, gathering, processing and compression facilities, storage facilities and refining facilities;

•
worldwide economic and political conditions, including political instability or armed conflict in oil and gas producing regions, competition for markets and political initiatives disfavoring fossil fuels;

•	the price and availability of, and demand for, competing energy sources, including alternative energy sources;

•
the nature and extent of governmental regulation, including environmental regulation, regulation of derivatives transactions and hedging activities, tax laws and regulations and laws and regulations with respect to the import and export of oil, gas and related commodities;

•	the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others, and;

•	the effect of worldwide energy conservation measures.

Our cash flows, the results of operations and the borrowing base under our credit facility depend to a great extent on the prevailing prices for oil and gas. Prolonged or substantial declines in oil and/or gas prices would materially and adversely affect our liquidity, the amount of cash flows we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.

Any significant reduction in the borrowing base under our credit facility as a result of a periodic borrowing base redetermination or otherwise will negatively impact our liquidity and, consequently, our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our credit facility or any other obligation if required as a result of a borrowing base redetermination

Availability under our credit facility is currently subject to a borrowing base of $165.0 million. The borrowing base is subject to scheduled semiannual (April 1 and October 1) and other elective borrowing base redeterminations. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. The lenders under our credit facility can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our credit facility. Given the ongoing decline in commodity prices for oil, gas and NGL, it is likely that reductions in our borrowing base could arise from a number of factors, including:

•	a reduction in reserve estimates;

•	lower commodity prices or production;

•	inability to drill or unfavorable drilling results;

•	increased operating and/or capital costs;

•	the lenders’ inability to agree to an adequate borrowing base; or

•	adverse changes in the lenders’ practices (including required regulatory changes) regarding estimation of reserves.

As of March 15, 2016, we had $134.0 million of borrowings outstanding under our credit facility. Any significant reduction in our borrowing base as a result of borrowing base redeterminations or otherwise will negatively impact our liquidity and our ability to fund our operations and, as a result, would have a material adverse effect on our financial position, results of operation and cash flow. Further, if the outstanding borrowings under our credit facility were to exceed the borrowing base as a result of redetermination, we would be required to repay the excess amount or pledge additional assets. We may not have sufficient funds to make such repayment and we do not have any substantial unpledged assets. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Lower oil and/or gas prices may also reduce the amount of oil and/or gas that we can produce economically.

Sustained substantial declines in oil and/or gas prices may render uneconomic a significant portion of our exploration, development and exploitation projects, which may result in our having to make significant downward adjustments to our estimated proved reserves. As a result, a prolonged or substantial decline in oil and/or gas prices such as we have experienced since mid-2014 has caused, and would likely in the future cause, a material and adverse effect on our future business, financial condition, results of operations, liquidity and ability to finance capital expenditures. Additionally, if we experience or continue to experience significant sustained decreases in oil and gas prices such that the expected future cash flows from our oil and gas properties falls below the net book value of our properties, we may be required to write down the value of our oil and gas properties. Any such asset impairments could materially and adversely affect our results of operations and, in turn, the trading price of our common stock.

We have indebtedness which may adversely affect our cash flow and business operations.

At December 31, 2015, we had a total of $134.0 million of indebtedness under our credit facility and total indebtedness of $140.7 million (including the current portion). Our indebtedness could have important consequences to us, including:

•
affecting our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes which may be impaired or not available on favorable terms or at all;

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

A breach of the terms and conditions of our credit facility, including borrowings in excess of the borrowing base or the inability to comply with the required financial covenants, could result in an event of default. If an event of default occurs (after any applicable notice and cure periods), the lenders would be entitled to terminate any commitment to make further extensions of credit under our credit facility and to accelerate the repayment of amounts outstanding (including accrued and unpaid interest and fees).  Upon a default under our credit facility, the lenders could also foreclose against any collateral securing such obligations, which may be all or substantially all of our assets.  If that occurred, we may not be able to continue to operate as a going concern.

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

In addition, our credit facility requires us to maintain compliance with specified financial covenants.  Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we can maintain compliance with these covenants.  These financial covenants could limit our ability to obtain future financings, make needed capital expenditures, withstand a further downturn in our business or the economy in general or otherwise conduct necessary or desirable business activities.

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

At December 31, 2014, the net capitalized costs of our oil and gas properties did not exceed the present value of our estimated proved reserves. For 2015, the net capitalized of our oil and gas properties exceeded the present value of our proved reserves, resulting in recognition of impairments in the third and fourth quarters totaling $128.6 million. If commodity prices remain at depressed levels or decrease further, we would likely be required to write down the carrying value of our reserves during 2016 which would also reduce our net income. Based on the 12-month average oil and gas prices through March 1, 2016 of $46.04 per Bbl of oil and $2.48 per Mcf of gas being held constant for the trailing 12-month period we estimate that we will record a ceiling test write down on our existing assets of approximately $30.1 million at March 31, 2016 and if such prices do not change during the remainder of 2016 an additional write down of $72.7 million for the remainder of the year ending December 31, 2016.

An increase in the differential between NYMEX and the reference or regional index price used to price our oil and gas would reduce our cash flow from operations.

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors.  The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as NYMEX.  The difference between the benchmark price and the price we receive is called a differential.  Numerous factors may influence local pricing, such as refinery capacity, location to market, product quality, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations.  Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas.  For example, production increases from competing Canadian and Rocky Mountain producers, combined with limited refining and pipeline capacity in the Rocky Mountain area, have gradually widened differentials in this area. In addition, we have a contract related to certain gas and NGL in the Rocky Mountain Region, that if certain margins of gas and NGL prices are not met by the purchaser, we receive no sales proceeds.

During 2015, differentials averaged $(7.61) per Bbl of oil and $(0.69) per Mcf of gas.   Approximately 68% of our oil and NGL production during 2015 was from the Rocky Mountain region.  Historically, this region has experienced wider differentials than our Permian Basin and Gulf Coast properties.  If the percentage of our production from the Rocky Mountain region continues to increase, we expect that the effect of our price differentials on our revenues will also increase.  Increases in the differential between the benchmark prices for oil and gas and the realized price we receive could significantly reduce our revenues and our cash flow from operations.

Our derivative contracts could result in financial losses or could reduce our cash flow.

To achieve more predictable cash flow and reduce our exposure to adverse fluctuations in the prices of oil and gas, we enter into derivative contracts, which we sometimes refer to as hedging arrangements, for a significant portion of our oil and gas production that could result in both realized and unrealized derivative contract losses.  We have entered into NYMEX-based fixed price commodity swap arrangements and three way collars on approximately 62% of the oil production of our estimated net proved developed producing reserves (as of December 31, 2015) through December 31, 2016 and 29% for 2017. Any new hedging arrangements will be priced at then-current market prices and may be significantly lower than the commodity swaps we currently have in place.  The extent of our commodity price exposure will be related largely to the effectiveness and scope of our commodity price derivative contracts.  For example, the prices utilized in our derivative contracts are currently NYMEX-based, which may differ significantly from the actual prices we receive for oil and gas which are based on the local markets where the oil and gas is produced.  The prices that we receive for our oil and gas production are typically lower than the relevant benchmark prices that are used for calculating commodity derivative positions.  The difference between the benchmark price and the price we receive is called a differential, a significant portion of which is based on the delivery location which is called the basis differential.  As a result, our cash flow from operations could be affected if the basis differentials widen more than we anticipate. We currently do not have any basis differential hedging arrangements in place.  Our cash flow from operations could also be affected based upon the levels of our production.  If production is higher than we estimate, we will have greater commodity price exposure than we intended.  If production is lower than the nominal amount that is subject to our hedging arrangements, we may be forced to satisfy all or a portion of our hedging arrangements without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial reduction in cash flows.

If the prices at which we hedge our oil and gas production are less than current market prices, our cash flow opportunity from operations could be adversely affected.

When our derivative contract prices are higher than market prices, we will incur realized and unrealized gains on our derivative contracts and conversely, when our contract prices are lower than market prices, we will incur realized and unrealized losses. For the year ended December 31, 2015, we recognized a realized gain on oil and gas derivative contracts of $9.5 million and an unrealized gain of $9.8 million. The realized gain resulted in an increase in cash flow from operations.  We expect to continue to enter into similar hedging arrangements in the future to reduce our cash flow volatility.

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

The Company's expectations for future drilling activities will be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.

The Company has identified drilling locations and prospects for future drilling opportunities, including development and exploratory drilling activities. These drilling locations and prospects represent a significant part of the Company's future drilling plans. For example, the Company's proved reserves as of December 31, 2015 include proved undeveloped reserves and proved developed reserves that are behind pipe of 16,586 MBbls of oil, 4,903 MBbls of NGLs and 48,254 MMcf of gas. The Company's ability to drill and develop these locations depends on a number of factors, including the availability of capital, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, access to and availability of equipment, services, resources and personnel and drilling results. There can be no assurance that the Company will drill these locations or that the Company will be able to produce oil or gas reserves from these locations or any other potential drilling locations. Changes in the laws or regulations on which the Company relies in planning and executing its drilling programs could adversely impact the Company's ability to successfully complete those programs. For example, under current Texas laws and regulations the Company may receive permits to drill, and may drill and complete, certain horizontal wells that traverse one or more units and/or leases; a change in those laws or regulations could adversely impact the Company's ability to drill those wells. Because of these uncertainties, the Company cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Company's expectations for success. As such, the Company's actual drilling activities may materially differ from the Company's current expectations, which could have a significant adverse effect on the Company's proved reserves, financial condition and results of operations.

A significant portion of the Company's total estimated proved reserves at December 31, 2015 were undeveloped, and those proved reserves may not ultimately be developed.

At December 31, 2015, approximately 60 percent of the Company's total estimated proved reserves on a BOE basis (19% on a PV-10 basis) were undeveloped. Recovery of undeveloped proved reserves requires significant capital expenditures and successful drilling. The Company's reserve data assumes that the Company can and will make these expenditures and conduct these operations successfully, which assumptions may not prove correct. If the Company chooses not to spend the capital to develop these proved undeveloped reserves, or if the Company is not otherwise able to successfully develop these proved undeveloped reserves, the Company will be required to write-off these proved reserves. In addition, under the SEC's rules, because proved undeveloped reserves may be booked only if they relate to wells planned to be drilled within five years of the date of booking, the Company may be required to write-off any proved undeveloped reserves that are not developed within this five-year timeframe. As with all oil and gas leases, the Company's leases require the Company to drill wells that are commercially productive and to maintain the production in paying quantities, and if the Company is unsuccessful in drilling such wells and maintaining such production, the Company could lose its rights under such leases. The Company's future production levels and, therefore, its future cash flow and income are highly dependent on successfully developing its proved undeveloped leasehold acreage.

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

If cash flows from operations or our borrowing base decreases, our ability to undertake exploration and development activities could be adversely affected.  As a result, our ability to replace production may be limited.  In addition, if the borrowing base under our credit facility is reduced, we would be required to reduce borrowings under our credit facility so that such borrowings do not exceed the borrowing base.  This could further reduce the cash available to us for capital spending and, if we did not have sufficient capital to reduce our borrowing level, we may be in default under the credit facility.

We have sold producing properties to provide us with liquidity and capital resources in the past and we may continue to do so in the future.  After any such sale, we would expect to utilize the proceeds to reduce our indebtedness and/or to drill new wells on our remaining properties.  If we cannot replace the properties sold with production from our remaining properties, our cash flows from operations will likely decrease, which in turn, could decrease the amount of cash available for additional capital spending.

We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce.  The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced.  Unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, we cannot assure you that our exploration and development activities will result in increases in our proved reserves. Based on the reserve information set forth in our reserve report as of December 31, 2015, our average annual estimated decline rate for our net proved developed producing reserves is 33%; 26%; 15%; 11% and 10% in 2017, 2018, 2019, 2020 and 2021, respectively, 10% in the next five years, and approximately 12% thereafter.  These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and prior property sales.  As our proved reserves and consequently our production decline, our cash flow from operations, and the amount that we are able to borrow under our credit facility could also decline.  In addition, approximately 60% of our total estimated proved reserves on a BOE basis (19% on a PV-10 basis) at December 31, 2015 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling operations.  Even if we are successful in our development efforts, it could take several years for a significant portion of these undeveloped reserves to generate positive cash flow.

We may not find any commercially productive oil and gas reservoirs.

Drilling involves numerous risks, including the risk that the new wells we drill will be unproductive or that we will not recover all or any portion of our capital investment.  Drilling for oil and gas may be unprofitable.  Wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable.  The inherent risk of not finding commercially productive reservoirs is compounded by the fact that 60% of our total estimated proved reserves on a BOE basis (19% on a PV-10 basis) as of December 31, 2015 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling and completion operations.  In addition, our properties may be susceptible to drainage from production by other operations on adjacent properties.  If the volume of oil and gas we produce decreases, our cash flow from operations may decrease.

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

We may not adhere to our proposed drilling schedule.

Our final determination of whether to drill any scheduled or budgeted wells will be dependent on a number of factors, including:

•	prevailing and anticipated prices for oil and gas;

•	the availability and costs of drilling and service equipment and crews;

•	economic and industry conditions at the time of drilling;

•	the availability of sufficient capital resources;

•	the results of our exploitation efforts;

•	the acquisition, review and interpretation of seismic data;

•	our ability to obtain permits for and to access drilling locations;

•	continuous drilling obligations; and

•	lease expirations.

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

Our drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors that are beyond our control.

Our drilling operations are subject to a number of risks, including:

•	unexpected drilling conditions;

•	facility or equipment failure or accidents;

•	adverse weather conditions;

•	title problems;

•	unusual or unexpected geological formations;

•	fires, blowouts and explosions; and

•	uncontrollable pressures or flows of oil or gas or well fluids.

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

Hydraulic fracturing is the primary completion method used to extract reserves located in many of the unconventional oil and gas plays. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure, usually down tubing or casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate oil and gas production. We use this completion technique on substantially all of our wells. Depending on the legislation that may ultimately be enacted or the regulations that may be adopted at the federal and state levels, exploration, exploitation and production activities that entail hydraulic fracturing could be subject to additional regulation and permitting requirements. Some states in which we operate, including Texas, have recently implemented disclosure requirements related to chemicals used in hydraulic fracturing, and the U.S. Department of the Interior, Bureau of Land Management (“BLM”) released final rules in March 2015 governing hydraulic fracturing on federal and tribal lands, including requiring chemical disclosure.  BLM's rules are currently under judicial challenge. Individually or collectively, such existing and new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay the development of unconventional oil and gas resources from formations which are not commercial without the use of hydraulic fracturing. This could have an adverse effect on our business, financial condition and results of operations.

Hydraulic fracturing is typically regulated by state oil and gas commissions; however, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel fuels under the Underground Injection Control Program established under the Safe Drinking Water Act, or SDWA, and published permitting guidance and an interpretive memorandum addressing the performance of such activities. In April 2012, President Obama issued an executive order that established a working group for the purpose of coordinating policy, information sharing, and planning among federal agencies and offices regarding “unconventional natural-gas production,” including hydraulic fracturing. In May 2014, the EPA announced its intent to initiate rulemaking regulations under the Toxic Substances Control Act to obtain data on chemical substances and mixtures used in hydraulic fracturing.  In August 2012, the EPA published final rules under the CAA, which became effective October 15, 2012, that, among other things, require producers to reduce volatile organic compound emissions from certain subcategories of fractured and refractured gas wells for which well completion operations are being conducted by routing flowback emissions to a gathering line or capturing and combusting flowback emissions using a combustion device, such as a flare, until January 1, 2015 or performing reduced emission completions, also known as “green completions,” with or without combustion devices, on or after January 1, 2015. In addition, the U.S. Congress, from time to time, has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. Moreover, the BLM has adopted final rules that impose more stringent technical requirements and the disclosure of chemicals used in hydraulic fracturing operations on public and Native American lands. These rules are currently under judicial challenge. In the event that a new federal level of legal restrictions relating to the hydraulic fracturing process is adopted in areas where we currently or in the future plan to operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development or production activities.

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

Certain governmental reviews were recently conducted or are underway that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater.   In June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not lead to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. However, in January 2016, the EPA’s Science Advisory Board provided its comments on the draft study, indicating its concern that the EPA’s conclusion of no widespread, systemic impacts on drinking water sources arising from fracturing activities did not reflect the uncertainties and data limitations associated with such impacts, as described in the body of the draft report. The final version of this EPA report remains pending and is expected to be completed in 2016. Moreover, on April 7, 2015, the EPA proposed pre-treatment standards addressing the discharge of wastewater pollutants from hydraulic fracturing operations to publicly owned treatment works. The EPA is also conducting a study of private wastewater treatment facilities that accept oil and gas extraction wastewater.    Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These studies, or future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.  See “Item 1. Business – Environmental Matters – Hydraulic Fracturing” above for additional discussion related to environmental risks associated with our hydraulic fracturing activities.

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

The marketability of our production depends largely upon the availability, proximity and capacity of oil and gas gathering systems, pipelines, storage and processing facilities.

The marketability of our production depends in part upon processing, storage and transportation facilities.  Transportation space on such gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to such facilities or due to such space being utilized by other companies with priority transportation agreements.  Our access to transportation options can also be affected by federal and state, regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand.  These factors and the availability of markets are beyond our control.  If our access to these transportation and storage options dramatically changes, the financial impact on us could be substantial and adversely affect our ability to produce and market our oil and gas.

The adoption of derivatives legislation and regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act establishes federal oversight and regulation of over-the-counter, or OTC, derivatives and requires the Commodity Futures Trading Commission, or CFTC, and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the OTC market. Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized. In one of its rulemaking proceedings still pending under the Dodd-Frank Act, on November 5, 2013 the CFTC approved a proposed rule imposing position limits for certain futures and option contracts in various commodities (including gas) and for swaps that are their economic equivalents. Certain specified types of hedging transactions are exempt from these position limits, provided that such hedging transactions satisfy the CFTC’s requirements for “bona fide hedging” transactions or positions. Similarly, the CFTC has issued a proposed rule regarding the capital that a swap dealer, or major swap participant, is required to post with respect to its swap business, but has not yet issued a final rule. On January 6, 2016, the CFTC issued a final rule on margin requirements for uncleared swap transactions, which includes an exemption for commercial end-users, entering into uncleared swaps in order to hedge commercial risks affecting their business, from any requirement to post margin to secure such swap transactions. In addition, the CFTC has issued a final rule authorizing an exception for commercial end-users using swaps to hedge their commercial risks from the otherwise applicable mandatory obligation under the Dodd-Frank Act to clear all swap transactions through a registered derivatives clearing organization and to trade all such swaps on a registered exchange. The Dodd-Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations. All of the above regulations could increase the costs to us of entering into derivative contracts to hedge or mitigate our exposure to volatility in oil, gas and NGL prices and other commercial risks affecting our business.

While it is not possible at this time to predict when the CFTC will issue final rules applicable to position limits or capital requirements, depending on our ability to satisfy the CFTC’s requirements for the various exemptions available for a commercial end-user using swaps to hedge or mitigate its commercial risks, these rules and regulations may require us to comply with position limits and with certain clearing and trade-execution requirements in connection with our financial derivative activities The Dodd-Frank Act may require our current counterparties to post additional capital as a result of entering into uncleared derivative contracts with us, which could increase the cost to us of entering into such derivative contracts. When a final rule on capital requirements is issued, the Dodd-Frank Act may require our current swap counterparties to post additional capital as a result of entering into uncleared financial derivatives with us, which could increase our costs of future financial derivative transactions. The Dodd-Frank Act may also require our current counterparties to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties, and may cause some entities to cease their current business as hedge providers. These changes could reduce the liquidity of the financial derivatives markets thereby reducing the ability of commercial end-users to have access to derivative contracts to hedge or mitigate their exposure to volatility in oil, gas and NGL prices. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available capital for other commercial operations purposes), materially alter the terms of future swaps relative to the terms of our existing bilaterally negotiated derivative contracts, and reduce the availability of derivatives to protect us against commercial risks we encounter.

If we were to experience an ownership change, we could be limited in our ability to use net operating losses arising prior to the ownership change to offset future taxable income. In addition, our ability to use net operating loss carry forwards to reduce future tax payments may be limited if our taxable income does not reach sufficient levels.

As of December 31, 2015, we had a net operating loss ("NOL") carryforward for federal income tax purposes of $192.9 million. If we were to experience an "ownership change," as determined under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), our ability to offset taxable income arising after the ownership change with NOLs arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre-change NOL we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more "5% shareholders" (as defined in the Code) at any time during a rolling three-year period. In addition, under the Code, NOL can generally be carried forward to offset future taxable income for a period of 20 years. Our ability to use our NOL during this period will be dependent on our ability to generate taxable income, and the NOL could expire before we generate sufficient taxable income.

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

The estimates of our reserves as of December 31, 2015 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time.  In particular, estimates of oil and gas reserves, future net revenue from proved reserves and the PV-10 thereof for our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2015.  The average realized sales prices as of such date used for purposes of such estimates were $2.36 per Mcf of gas and $41.25 per Bbl of oil.  The December 31, 2015 estimates also assume that we will make future capital expenditures of approximately $338.3 million in the aggregate primarily from 2016 through 2021, which are necessary to develop and realize the value of proved reserves on our properties.  We cannot assure you that we will have sufficient capital in the future to make these capital expenditures. In addition, approximately 60% of our total estimated proved reserves on a BOE basis (19% on a PV-10 basis) as of December 31, 2015 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain than proved developed reserves.  Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of our reserves set forth or incorporated by reference in this report.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.  Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

As required by SEC regulations, we based the estimated discounted future net cash flows from our proved reserves as of December 31, 2015 on the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2015 and costs in effect on December 31, 2015, the date of the estimate.  However, actual future net cash flows from our properties will be affected by factors such as:

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

Our oil and gas drilling and production activities are subject to numerous risks, many of which are beyond our control.  These risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards.  Environmental hazards include oil and salt water spills, gas leaks, ruptures, discharges of toxic gases, underground migration and surface spills or mishandling of any toxic fracture fluids, including chemical additives.  In addition, title problems, weather conditions and mechanical difficulties or shortages or delays in delivery of drilling rigs and other equipment could negatively affect our operations.  If any of these or other similar industry operating risks occur, we could have substantial losses.  Substantial losses also may result from injury or loss of life, severe damage to or destruction of property, clean-up responsibilities, environmental damage, regulatory investigation and penalties and suspension of operations.  In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above.  We cannot assure you that our insurance will be adequate to cover losses or liabilities.  Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase.

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

In the oil and gas industry, matters regulated include permits for drilling and completion operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and unitization and pooling of properties, the disposal of wastes and taxation.  At various times, regulatory agencies have imposed price controls and limitations on production.  In order to conserve supplies of oil and gas, these agencies have at times restricted the rates of flow from oil and gas wells below actual production capacity.  U.S. federal, state and  local laws regulate production, handling, storage, transportation and disposal of oil and gas by-products and other substances and materials produced or used in connection with oil and gas operations.  To date, our expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant.  We believe that we are in substantial compliance with all applicable laws and regulations.  However, the requirements of such laws and regulations are frequently changed.  We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

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

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that requires reporting and reductions of the emission of greenhouse gases. Methane, a primary component of gas, and carbon dioxide, a by-product of the burning of oil, gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change and the Kyoto Protocol address greenhouse gas emissions, and several countries including the European Union have established greenhouse gas regulatory systems. In December 2015, the U.S. participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. If ratified, the Paris Agreement will take effect in 2020. It is possible that the Paris Agreement and subsequent domestic and international regulations will have adverse effects on the market for oil, gas and other fossil fuel products as well as adverse effects on the business and operations of companies engaged in the exploration for, and production of, oil, gas and other fossil fuel products. In the United States, at the state level, several states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs or have begun considering adopting greenhouse gas regulatory programs. At the federal legislative level, various climate change legislative measures have been considered by the U.S. Congress, but it is not possible at this time to predict when, or if, Congress will act on climate change legislation, although any major initiatives in this area are unlikely to become law in the near future due to opposition in the U.S. House of Representatives. We are unable to predict the timing, scope and effect of any currently proposed or future investigations, laws, regulations or treaties regarding climate change and GHG emissions, but the direct and indirect costs of such investigations, laws, regulations and treaties (if enacted) could materially and adversely affect our operations, financial condition and results of operations.

As a result of the U.S. Supreme Court decision in Massachusetts, et al. v. EPA, on December 7, 2009, the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations,  the EPA has issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA.  These regulations may apply to our operations. The EPA has adopted other rules that would regulate GHGs, one of which would regulate GHGs from stationary sources, and may affect sources in the oil and gas exploration and production industry and the pipeline industry. Further, on September 18, 2015, the EPA proposed three rules and issued a notice of availability of a draft Control Techniques Document relating to air emissions (including GHG emissions) from the oil and gas industry. These rules are expected to be finalized in 2016. The EPA’s finding, the greenhouse gas reporting rule, and the rules to regulate the emissions of greenhouse gases may affect the cost of our operations and also affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry.

Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs, and could have an adverse effect on demand for the oil and gas that we produce and as a result, our financial condition and results of operations could be adversely affected.

EPA’s new ground-level ozone standards may result in more stringent regulation of air emissions from, and adverse economic impacts on, our operations.

In October 2015, the U.S. Environmental Protection Agency (EPA) issued a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (NAAQS) for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards designed to provide protection of public health and welfare, respectively. The final rule became effective in December 2015. Certain areas of the country in compliance with the ground-level ozone NAAQS standard may be reclassified as non-attainment and such reclassification may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Moreover, states are expected to implement more stringent regulations necessary to come into compliance with the new NAAQS, which could apply to our operations. Compliance with these final rules could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs.

Proposed legislation and regulation under consideration regarding rail transportation could increase our operating costs, reduce our liquidity, delay our operations or otherwise alter the way we conduct our business.

We presently sell all of our oil production at the lease, either by truck or pipeline, where custody transfers to the purchaser, accordingly it is unknown to us how much of the oil production is ultimately shipped by rail. In response to recent train derailments occurring in the United States, U.S. regulators are implementing or considering new rules to address the safety risks of transporting oil by rail. On January 23, 2014, the NTSB issued a series of recommendations to address safety risks, including (i) requiring expanded hazardous material route planning for railroads to avoid populated and other sensitive areas, (ii) developing an audit program to ensure rail carriers that carry petroleum products have adequate response capabilities to address worst-case discharges of the entire quantity of product carried on a train, and (iii) auditing shippers and rail carriers to ensure they are properly classifying hazardous materials in transportation and that they have adequate safety and security plans in place. Additionally, on February 25, 2014 the DOT issued an emergency order requiring all persons, prior to offering oil into transportation, to ensure such product is properly tested and classed and to assure all shipments by rail of oil be handled as a Packing Group I or II hazardous material. The introduction of these or other regulations that result in new requirements addressing the type, design, specifications or construction of rail cars used to transport oil could result in severe transportation capacity constraints during the period in which new rail cars are retrofitted or constructed to meet new specifications.

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

At December 31, 2015, we had 106,346,001 shares of common stock outstanding of which 9,639,046 shares were held by affiliates and, in addition, 6,807,729 shares of common stock were subject to outstanding options granted under stock option plans (of which 4,305,228 shares were vested at December 31, 2015).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

 Exploratory and Developmental Acreage

Our principal oil and gas properties consist of producing and non-producing oil and gas leases, including reserves of oil and gas in place. The following table sets forth our developed and undeveloped acreage and fee mineral acreage as of December 31, 2015.

	Developed Acreage		Undeveloped Acreage		Fee Mineral Acreage (1)
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres	Total Net Acres (2)
Rocky Mountain	36,855	22,108	32,957	21,590	2,758	316	44,014
Permian Basin	17,766	14,967	10,226	8,130	12,008	5,273	28,370
Onshore Gulf Coast	8,166	7,654	5,827	5,608	2,975	879	14,141
Total	62,787	44,729	49,010	35,328	17,741	6,468	86,525

____________________________

(1)	Fee mineral acreage represents fee simple absolute ownership of the mineral estate or fraction thereof.

(2)	Includes 1,217 net acres in the Permian Basin region that are included in both developed and fee mineral acres.

The flowing table sets forth Abraxas’ net undeveloped acreage subject to expire by year:

	2016	2017	2018	2019
Rocky Mountain	280	—	647	—
Permian Basin	822	79	—	—
Onshore Gulf Coast	672	3,078	149	—

Productive Wells

The following table sets forth our gross and net productive wells, expressed separately for oil and gas, as of December 31, 2015:

	Productive Wells
	Oil		Gas
	Gross	Net	Gross	Net
Rocky Mountain	376.0	81.7	412.0	11.2
Permian Basin	189.0	126.5	51.0	27.6
Onshore Gulf Coast	50.5	39.1	27.5	25.4
Total	615.5	247.3	490.5	64.2

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

For the year ended December 31, 2015, DeGolyer and MacNaughton, of Dallas, Texas estimated reserves for Abraxas’ properties comprising approximately 99% of the PV-10 of our proved oil and gas reserves. Proved reserves for the remaining 1% of our properties were estimated by Abraxas personnel because we determined that it was not practical for DeGolyer and MacNaughton to prepare reserve estimates for these properties as they are located in a widely dispersed geographic area and have relatively low value. DeGolyer and MacNaughton’s reserve report as of December 31, 2015 included a total of 335 properties and our internal report included 343 properties.

The technical personnel responsible for preparing the reserve estimates at DeGolyer and MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer and MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists. They do not own an interest in any of our properties and are not employed on a contingent fee basis. All reports by DeGolyer and MacNaughton were developed utilizing their own geological and engineering data, supplemented by data provided by Abraxas.  The report of DeGolyer and MacNaughton dated February 4, 2016, which contains further discussions of the reserve estimates and evaluations prepared by DeGolyer and MacNaughton as well as the qualifications of DeGolyer and MacNaughton’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of reserves at December 31, 2015 were based on studies performed by the engineering department of Abraxas which is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering manages this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and is a Registered Professional Engineer in the State of Texas; he has 37 years of experience in reserve evaluations. The operations department of Abraxas assisted in the process. Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, include oil and gas prices, production costs, future capital expenditures and Abraxas’ net ownership percentages which are obtained from other departments within Abraxas.

Oil and gas reserves and the estimates of the present value of future net revenues therefrom were determined based on prices and costs as prescribed by SEC and FASB guidelines. Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations or de-escalations except by contractual arrangements. For the year ended December 31, 2015, commodity prices over the prior 12-month period and year end costs were used in estimating future net cash flows.

The following table sets forth certain information regarding estimates of our oil and gas reserves as of December 31, 2015. All of our reserves are located in the United States.

Summary of Oil, NGL and Gas Reserves As of December 31, 2015
Reserve Category	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Oil Equivalents (MBoe)
Proved
Developed	10,022	1,957	31,298	17,194
Undeveloped	14,109	4,599	43,729	25,996
Total Proved	24,131	6,556	75,027	43,190

Our estimates of proved developed reserves, proved undeveloped reserves, and total proved reserves at December 31, 2013, 2014, and 2015, and changes in proved reserves during the last three years are presented in the Supplemental Oil and Gas Disclosures under Item 8 of this Report.  Also presented in the Supplemental Information are our estimates of future net cash flows and discounted future net cash flows from proved reserves.

We have not filed information with a federal authority or agency with respect to our estimated total proved reserves at December 31, 2015. We report gross proved reserves of operated properties in the United States to the U.S. Department of Energy on an annual basis; these reported reserves are derived from the same data used to estimate and report proved reserves in this Report.

The process of estimating oil and gas reserves is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data.  Accordingly, these estimates are imprecise.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated.  Any significant variance could materially affect the estimated quantities and present value of our reserves set forth or incorporated by reference in this report.  We may also adjust estimates of reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. In particular, estimates of oil and gas reserves, future net revenue from reserves and the PV-10 thereof for the oil and gas properties described in this report are based on the assumption that future oil and gas prices remain the same as oil and gas prices utilized in the December 31, 2015 report. The average realized sales prices used for purposes of such estimates were $41.25 per Bbl of oil and $2.36 per Mcf of gas. It is also assumed that we will make future capital expenditures of approximately $338.3 million in the aggregate primarily in the years 2016 through 2021, which are necessary to develop and realize the value of proved reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

You should not assume that the present value of future net revenues referred to in this report is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are calculated using the average first-day-of-the-month price over the prior 12-month period.  Costs used in the estimated discounted future net cash flows are costs as of the end of the period. Because we use the full cost method to account for our oil and gas operations, we are susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. This is known as a “ceiling limitation write-down.” This charge does not impact cash flow from operating activities but does reduce our stockholders’ equity and reported earnings. We have experienced ceiling limitation write-downs in the past and we cannot assure you that we will not experience additional ceiling limitation write-downs in the future. As of December 31, 2015, the Company’s net capitalized costs of oil and gas properties exceeded the present value of our estimated proved reserves, resulting in a proved property impairment of $128.6 million. If commodity prices remain at depressed levels or decrease further, we could be required to further write down the carrying value of our reserves during 2016 which would also reduce our net income.

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

Proved Undeveloped Reserves

Changes in PUDs. Significant changes to PUDs occurring during 2015 are summarized in the table below. Revisions of prior estimates reflect the addition of new PUDs associated with current development plans, revisions to prior PUDs, revisions to infill drilling development plans, as well as the transfer of PUDs to unproved reserve categories due to changes in development plans during the period. Our year-end development plans are consistent with SEC guidelines for PUDs development within five years unless specific circumstances warrant a longer development time horizon. There are no PUDs as of December 31, 2015, included in this report that are not planned to be developed within five years.

MMBoe
PUDs at December 31, 2014	24,459
Revisions of prior estimates	(8,582)
Extensions, discoveries, and other additions	15,333
Conversion to developed	(5,214)
Sales	—
PUDs at December 31, 2015	25,996

We spent approximately $57.9 million converting 15 proved undeveloped reserves cases to proved developed reserves in 2015. These 15 wells represent 2.6 MMBOE of reserves. The Company also added approximately 600 MBOE in net proved undeveloped reserves as the result of upward revisions in the Bakken PUD projections based on existing well performance.

We also added 28 new proved undeveloped Bakken locations on the Company’s prospect acreage in McKenzie County, North Dakota, accounting for approximately 6.5 MMBOE of net reserves, 20 of which are in the Three Forks (second bench) locations which were proved during 2015 by local development results. There were also 8 downspaced locations added on the Yellowstone Unit by virtue of the fact that operatorship of that unit passed to Abraxas during 2015 thereby allowing the implementation of the Company’s standard Bakken spacing plan.
We also gained proved undeveloped reserves of approximately 1.4 MMBOE net, due to the change in classification of 21 probable and possible undeveloped Bakken cases into the proved category. These locations achieved proved status by virtue of offsetting development activity during 2015. An equivalent volume of reserves was removed from the probable and possible undeveloped category as a result of this change in classification.
We also added 6 new Montoya proved undeveloped locations on the Company’s prospect acreage in Ward County, Texas.  These locations were added based on the performance of existing Montoya producers on the subject leasehold. Net reserves of approximately 6.5 MMBOE are attributable to these new locations.
We dropped 38 South Texas Eagle Ford proved undeveloped cases from our reserve report due to lack of economic viability at the lower commodity prices. These cases represented approximately 7.8 MMBOE of net reserves.
For the period ending December 31, 2015, proved producing reserves decreased by approximately 6.6 MMBOE, net, due primarily to shortened economic lives resulting from lower product price forecasts.

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

The following table provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2014 and 2015:

	December 31,
	2014	2015
	(In thousands)
PV-10	$637,443	$197,251
Present value of future income taxes discounted at 10%	(124,886)	—
Standardized measure of discounted future net cash flows	$512,557	$197,251

Oil and Gas Production, Sales Prices and Production Costs

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGLs and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three years ended December 31 by our major operating regions:

	2013	2014	2015
Oil production (Bbls)
Rocky Mountain	501,657	816,323	1,000,425
Permian Basin	100,846	86,614	76,391
Onshore Gulf Coast	224,625	491,142	363,404
Mid-Continent (1)	2,197	—	—

Total	829,325	1,394,079	1,440,220
Gas production (Mcf)
Rocky Mountain	940,969	1,057,759	1,146,953
Permian Basin	1,288,198	1,003,018	973,840
Onshore Gulf Coast	1,029,346	856,928	894,039
Mid-Continent (1)	84,384	—	—
Total	3,342,897	2,917,705	3,014,832
NGL production (Bbls)
Rocky Mountain	50,421	95,384	132,846
Permian Basin	88,254	79,321	54,877
Onshore Gulf Coast	7,871	32,592	50,392
Mid-Continent (1)	178	—	—
Total	146,724	207,297	238,115
Total production (MBoe) (2)	1,533	2,088	2,181
Average sales price per Bbl of oil (3)
Rocky Mountain	$87.80	$78.59	$39.23
Permian Basin	$91.72	$84.38	$44.69
Onshore Gulf Coast	$101.59	$88.44	$45.71
Mid-Continent (4)	$90.53	$—	$—
Composite	$92.02	$82.42	$41.15
Average sales price per Mcf of gas (3)
Rocky Mountain	$3.33	$4.41	$1.46
Permian Basin	$3.47	$4.29	$2.24
Onshore Gulf Coast	$2.99	$3.73	$2.24
Mid-Continent (1)	$2.87	$—	$—
Composite	$3.27	$4.17	$1.94
Average sales price per Bbl of NGL
Rocky Mountain	$40.59	$36.41	$5.49
Permian Basin	$32.12	$31.10	$13.03
Onshore Gulf Coast	$18.96	$21.41	$8.60
Mid-Continent (1)	$30.09	$—	$—
Composite	$34.32	$32.02	$7.89
Average sales price per Boe (3)	$60.18	$64.04	$30.72
Average cost of production per Boe produced (4)
Rocky Mountain	$13.11	$7.36	$6.43
Permian Basin	$14.50	$15.15	$15.76
Onshore Gulf Coast	$8.34	$9.30	$12.71
Mid-Continent (1)	$15.65	$—	$—
Composite	$12.71	$9.22	$9.31
__________________

(1)	All of our Mid-Continent properties were sold in 2013.

(2)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil.

(3)	Before the impact of hedging activities.

(4)	Production costs include controllable direct lease operating costs but exclude ad valorem taxes, production taxes and non-recurring lease operating costs.

Within the above major operating regions, the Rocky Mountain and Onshore Gulf Coast regions represented more than 15% of our proved reserves as of December 31, 2015. The following is a summary, by product sold, for each primary field in these regions for the three years ended December 31, 2015:

	2013	2014	2015
Rocky Mountain Region
Oil production (Bbls)
Bakken/Three Forks	296,451	660,447	862,458
Gas production (Mcf)
Bakken/Three Forks	351,248	570,792	687,200
NGL production (Bbls)
Bakken/Three Forks	31,229	77,120	116,392
Average sales price per Bbl of oil (1)
Bakken/Three Forks	$88.35	$78.01	$39.15
Average sales price per Mcf of gas (1)
Bakken/Three Forks	$2.87	$4.60	$1.07
Average sales price per Bbl of NGL (1)
Bakken/Three Forks	$37.34	$34.86	$3.78
Average cost of production per Boe produced (2)
Bakken/Three Forks	$10.03	$6.88	$4.05

Onshore Gulf Coast Region
Oil production (Bbls)
Eagle Ford	154,910	431,892	305,797
Gas production (Mcf)
Eagle Ford	45,560	229,385	325,942
NGL production (Bbls)
Eagle Ford	7,530	32,592	50,392
Average sales price per Bbl of oil (1)
Eagle Ford	$102.17	$88.30	$45.87
Average sales price per Mcf of gas (1)
Eagle Ford	$3.11	$3.69	$2.44
Average sales price per Bbl of NGL
Eagle Ford	$18.48	$21.42	$8.60	—
Average cost of production per Boe produced (2)
Eagle Ford	$6.40	$7.98	$12.33

(1) Before the impact of hedging activities.
(2) Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Drilling Activities

The following table sets forth our gross and net interests in exploratory and development wells drilled during the three years ended December 31:

	2013		2014		2015
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive
Rocky Mountain	—	—	—	—	—	—
Permian Basin	—	—	—	—	—	—
Onshore Gulf Coast	—	—	—	—	—	—
Total	—	—	—	—	—	—
Dry wells
Permian Basin	2.0	2.0	—	—	—	—

Total	2.0	2.0	—	—	—	—
Development
Productive
Rocky Mountain	31.0	3.1	10.0	6.4	21.0	6.8
Permian Basin	1.0	1.0	—	—	—	—
Onshore Gulf Coast	11.0	3.9	10.0	10.0	4.0	4.0
Total	43.0	8.0	20.0	16.4	25.0	10.8

In addition to the above drilling activity, as of December 31, 2015 we had 6.0 gross (4.7 net) operated wells and 1.0 gross (0.37 net) non-operated well that were drilled and uncompleted, that are not represented in the above table.

Present Activities

As of March 10, 2016, we had six gross (4.7 net) operated wells and 1.0 gross (0.37 net) non-operated well that are drilled and waiting for completion later in 2016.

In the following discussion, production rates do not include the impact of NGL production and shrinkage from processing including the flaring of gas. The following provides an overview of our present activities:

Williston Basin

At Abraxas’ North Fork prospect, in McKenzie County, North Dakota, the Sten-Rav 1H and Ravin 8H producing from the Three Forks, averaged 900 boepd (678 barrels of oil per day, 1,332 mcf of natural gas per day) over the wells’ peak 30 days of production. The Stenehjem 5H producing from the Middle Bakken, averaged 809 boepd (604 barrels of oil per day, 1,232 mcf of natural gas per day) over the well’s peak 30 days of production. Each well was constrained on a smaller than normal choke to minimize flaring. Abraxas owns a working interest of approximately 76% in the Ravin Northwest wells.

On the Stenehjem Super Pad, Abraxas successfully drilled and cased the Stenehjem 10H-15H. These six wells are scheduled for completion in the third quarter of 2016. Abraxas owns a working interest of approximately 78% in the Stenehjem 10H-15H. Offsetting these six wells, Abraxas recently agreed to participate in a unit line well drilled by another operator where Abraxas holds a 36% working interest. All seven wells are now drilled and are waiting on completion. Abraxas has idled Raven Rig #1 until commodity prices improve.

Office Facilities

Our executive and administrative offices are located at 18803 Meisner Drive, San Antonio, Texas 78258, and consist of approximately 21,000 square feet. We own the building which is subject to a real estate lien note. The note bears interest at a fixed rate of 4.25%, and is payable in monthly installments of principal and interest of $34,354. Beginning August 20, 2018, the interest rate will adjust to the current bank prime rate plus 1.00% with a maximum rate of 7.25%. The note matures in July 2023. The note is secured by a first lien deed of trust on the property and improvements. As of December 31, 2015, $4.1 million was outstanding on the note. We lease office space in Dickinson, North Dakota for a monthly rental of $2,320 through October 2016. The lease expires on October 31, 2016. We lease office space in Lusk, Wyoming for a monthly rental of $750. The lease expires on December 31, 2016. We also lease office space in Denver, Colorado for a monthly rental of $959. The lease expires on December 31, 2016.

Other Properties

We own 1,769 acres of land, including an office building, workshop, warehouse and house in San Patricio County, Texas, 613 acres of land and an office building in Scurry County, Texas, 50 acres of land in DeWitt County, Texas, 582 acres of land in McKenzie County, North Dakota and 12,178 acres of land in Pecos County, Texas.

We own 32 vehicles which are used in the field by employees. We own two workover rigs, which are used for servicing our wells. Raven Drilling owns a 2000 HP drilling rig, primarily to be used for drilling wells in the Williston Basin. We own three houses in North Dakota and a man-camp in North Dakota to house rig crews.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2015, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition.

Item 4.Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol "AXAS." The following table sets forth certain information as to the high and low sales price quoted for our common stock.

		Period	High	Low
2014
		First Quarter	$4.15	$2.99
		Second Quarter	6.41	3.82
		Third Quarter	6.45	4.81
		Fourth Quarter	5.30	2.33
2015
		First Quarter	$3.56	$2.60
		Second Quarter	3.98	2.82
		Third Quarter	2.95	1.20
		Fourth Quarter	1.95	0.84
2016	16	First Quarter (Through March 10, 2016)	$1.31	$0.65

Holders

    As of March 10, 2016, we had 106,346,001 shares of common stock outstanding and approximately 1,041 stockholders of record.

Dividends

We have not paid any cash dividends on our common stock and it is not presently determinable when, if ever, we will pay cash dividends in the future. In addition, our credit facility prohibits the payment of cash dividends on our common stock.

Performance Graph

Set forth below is a performance graph comparing yearly cumulative total stockholder return on our common stock with (a) the monthly index of stocks included in the Standard and Poor’s 500 Index and (b) a market capitalization weighted index of comparable companies based on 1) companies of similar size, 2) other similar companies in the oil and gas exploration industry, and 3) similar operations in comparable geographies compiled in 2015 by Longnecker & Associates ("L&A'). L&A then analyzed each company based on:

•	Market capitalization;

•	Revenue;

•	Assets;

•	Enterprise value; and

•	Operational similarities.

Using these criteria, the following list of comparable companies: Approach Resources, Inc. (AREX), Callon Petroleum Company (CPE), Clayton Williams Energy, Inc. (CWEI), Comstock Resources, Inc. (CRK), Contango Oil & Gas Company (MCF), Emerald Oil (EOX), Evolution Petroleum Corp. (EPM), Gastar Exploration Inc. (GST), Magnum Hunter Resources Corp. (MHR), Northern Oil and Gas, Inc (NOG), Penn Virginia Corporation (PVA), Swift Energy Co. (SFY), Triangle Petroleum Corporation (TPLM) and Warren Resources Inc. (WRES).

All of these cumulative total returns are computed assuming the value of the investment in our common stock and each index as $100.00 on December 31, 2010, and the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. The years compared are 2011, 2012, 2013, 2014 and 2015.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Small Cap Index	$100.00	$69.26	$43.97	$59.15	$27.68	$9.96
S&P 500	$100.00	$100.00	$113.40	$146.97	$163.71	$162.52
AXAS	$100.00	$72.21	$47.92	$71.36	$64.33	$23.19

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

Item 6. Selected Financial Data

The following selected financial data is derived from our Consolidated Financial Statements as of and for the years ended December 31, 2011 through 2015. The data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and other financial information included herein. See “Financial Statements and Supplementary Data” in Item 8.

	Year Ended December 31,
	2011	2012		2013		2014		2015
	(In thousands, except per share data)
Total revenue - continuing operations	$63,105	$65,664		$92,324		$133,776		$67,030
Net income (loss)	$13,743	$(18,791)		$38,647		$63,269		$(127,110)
Net income (loss) from continuing operations	$14,395	$3,106		$46,841	(2)	$61,951		$(127,090)	(5)
Net (loss) income from discontinued operations	$(652)	$(21,897)	(1)	$(8,194)	(3)	$1,318	(4)	$(20)
Net income (loss) per common share – diluted - continuing operations	$0.15	$0.04		$0.50		$0.61		$(1.21)
Weighted average shares outstanding – diluted	92,244	91,914		93,538		101,468		104,605
Total assets	$241,150	$240,607		$223,650		$374,899		$267,872
Long-term debt, excluding current maturities	$126,258	$124,101		$41,790		$76,554		$138,402
Total stockholders’ equity	$62,651	$46,700		$86,906		$207,495		$84,465
___________________________

(1)	Includes proved property impairment of $19.8 million related to discontinued operations.

(2)	Includes a gain on the sale of properties of $33.4 million.

(3)	Includes proved property impairment of $6.0 million related to discontinued operations.

(4)	Includes a gain of $1.9 million on the sale of our Canadian subsidiary.

(5)	Includes proved property impairment of $128.6 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition, results of operations, liquidity and capital resources. This discussion excludes the results of our Canadian subsidiary which was sold on October 31, 2014. The results of these foreign operations are included as discontinued operations in the accompanying Consolidated Financial Statements and Notes thereto.
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

Oil and gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL, and gas prices in the future.  The market price of oil and condensate, NGL and gas in 2016 will impact the amount of cash generated from operating activities, which will in turn impact our financial position. As of March 10, 2016, the NYMEX oil and gas price was $37.84 per Bbl of oil and $1.79 per Mcf of gas, respectively, representing declines of 22% and 31%, respectively, from the average NYMEX prices in 2015.

During 2015, the NYMEX future price for oil averaged $48.76 per barrel as compared to $92.91 per barrel in 2014. During 2015 the NYMEX future spot price for gas averaged $2.63 per MMBtu compared to $4.26 per MMBtu in 2014. Prices closed on December 31, 2015 at $37.04 per Bbl of oil and $2.34 per MMBtu of gas.  If commodity prices remain at these levels or continue to decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices remain depressed or continue to decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income. Finally, low commodity prices will likely cause a reduction of the borrowing base under our credit facility. The borrowing base under our credit facility is next scheduled to be redetermined on April 1, 2016.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the years ended December 31, 2013, 2014 and 2015:

	Oil			Gas
	2013	2014	2015	2013	2014	2015
Average realized price (1)	$92.02	$82.42	$41.15	$3.27	$4.17	$1.94
Average NYMEX price	$98.06	$92.91	$48.76	$3.73	$4.26	$2.63
Differential	$(6.04)	$(10.49)	$(7.61)	$(0.46)	$(0.09)	$(0.69)

(1)	Average realized prices are before the impact of hedging activities.
---------------------------------

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

Our hedging arrangements equate to approximately 62% of the estimated oil production from our net proved developed producing reserves (as of December 31, 2015) through December 31, 2016, and 29% in 2017. By removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have in the past and will in the future sustain realized and unrealized losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts. In 2013, we incurred a net loss of $2.5 million, consisting of a loss of $5.0 million related to closed contracts and a gain of $2.5 million related to open contracts. In 2014, we incurred a gain of $25.2 million, consisting of a gain of $0.3 million on closed contracts and a gain of $24.9 million related to open contracts. In 2015 we incurred a gain of $19.3 million, consisting of a gain of $9.5 million on closed contracts and a gain of $9.8 million related to open contracts.  We have not designated any of these derivative contracts as a hedge as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at December 31, 2015:

Fixed Price Swaps:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2016	948	$84.10
2017	608	$78.55

Collar contracts combined with short puts (three way collars):

	Daily Volume (Bbl)	Floor (Long Put)	Ceiling (Short Call)	Short Put
2016	1,000	$60.00	$71.00	$45.00

At December 31, 2015, the aggregate fair market value of our commodity derivative contracts was an asset of approximately $27.4 million.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.   Based on the reserve information set forth in our reserve estimates as of December 31, 2015, our average annual estimated decline rate for our net proved developed producing reserves is 33%; 26%; 15%; 11% and 10% in 2017, 2018, 2019, 2020 and 2021, respectively, 10% in the next five years, and approximately 12% thereafter.    These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects.

We had capital expenditures during 2015 of $69.4 million related to our exploration and development activities. We have a capital expenditure budget for 2016 of approximately $40.0 million. This budget assumes an improvement in commodity prices by the summer of 2016, and re-starting the Raven Rig #1. However, if commodity prices stay at current levels or decline further and we elect to keep the Raven Rig #1 idled, our capital expenditures could be approximately $17.5 million which we intend to fund primarily with cash flows from operations. Substantially all of the $17.5 million would be spent on completing previously drilled wells in the Bakken/Three Forks in the Rocky Mountain region, which were classified as PDNP as of December 31, 2015.   The 2016 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources including under our credit facility, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
Total production (MBoe)	1,533	2,088	2,181
Average daily production (Boepd)	4,201	5,720	5,975
% Oil/ NGL	64%	77%	77%

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, monetizing of derivative instruments, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  As of December 31, 2015, we had approximately $31.0 million of availability under our credit facility and $3.5 million in cash. The availability under our credit facility is subject to a borrowing base determined by our lenders. This borrowing base is subject to semi-annual redeterminations. The next redetermination becomes effective on April 1, 2016.

Borrowings and Interest.  At December 31, 2015, we had a total of $134.0 million outstanding under our credit facility and total indebtedness of $140.7 million (including the current portion). If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2015, we operated properties accounting for approximately 95% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. Over the five years ended December 31, 2015, we drilled or participated in 145 gross (55.8 net) wells of which 97% were commercially productive.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility may also decline. In addition, approximately 60% of our estimated proved reserves on a BOE basis (19% on a PV-10 basis) at December 31, 2015 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

2016 Outlook

Market prices for oil, gas and NGL are inherently volatile. Accordingly, we cannot predict with certainty the future prices for the commodities we produce and sell. Current market fundamentals indicate prices for oil, gas and NGL will continue to be depressed for much of 2016. Although changes in OPEC production strategies, geopolitical risks or other factors could impact current forecasts, we anticipate weak commodity prices throughout 2016. Depressed prices for oil and gas will likely have a material adverse effect on our results of operations and liquidity. Our primary sources of liquidity are cash flow from operations and borrowings under our credit facility. Cash flow from operations is sensitive to many variables, the most volatile of which is the price of the oil, gas and NGL we produce and sell. Our consolidated cash flow from operations decreased in 2015 as a result of the significant decrease in commodity prices. Availability under our credit facility is currently subject to a borrowing base of $165.0 million. The borrowing base is subject to scheduled semiannual (April 1 and October 1) and other elective borrowing base redeterminations. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. The lenders under our credit facility can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our credit facility. Given the ongoing decline in commodity prices for oil, gas and NGL, it is likely that reductions in our borrowing base could arise in 2016.

In 2015, as a result of the sharp decline in commodity prices, we incurred an impairment to our proved properties of $128.6 million. We expect to record additional impairments of our oil and gas properties during 2016 as a result of declining oil and gas prices. Based on the 12-month unweighted average oil and gas prices through March 1, 2016 of $46.04 per Bbl of oil and $2.48 per Mcf of gas being held constant for the trailing 12-month period we estimate that we will record a ceiling test write down on our existing assets of approximately $30.1 million at March 31, 2016 and if such prices do not change during the remainder of 2016 an additional write down of $72.7 million for the remainder of the year ending December 31, 2016. However, whether the amount of any such impairments will be similar in amount to such estimates, is contingent upon many factors such as the price of oil, gas and NGL for the remainder of 2016, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

While we will continue to operate and develop our portfolio of assets, we are committed to protecting our balance sheet and managing our capital programs to be within our cash flow from operations. As a result, we are significantly reducing our capital budget in response to lower commodity prices. We are also committed to reducing our G&A and field-level operating costs commensurate with our reduced, but focused, activity level. Effective February 1, 2016, the named executive officers of Abraxas took a voluntary salary reduction of 20% and other employees, depending on salary thresholds, took voluntary cuts of 10% - 20%. It is anticipated that these reductions will reduce G&A cost by approximately $0.8 million during 2016.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Year Ended December 31,
	(In thousands, except per unit data)
	2013	2014	2015
Operating revenue (1):
Oil sales	$76,311	$114,898	$59,270
Gas sales	10,921	12,166	5,854
NGL sales	5,036	6,637	1,878
Total operating revenues	$92,268	$133,701	$67,002
Operating income (loss)	$23,097	$39,922	$(141,805)
Oil sales (MBbls)	829	1,394	1,440
Gas sales (MMcf)	3,343	2,918	3,015
NGL sales (MBbls)	147	207	238
Oil equivalents (MBoe)	1,533	2,088	2,181
Average oil sales price (per Bbl)(1)	$92.02	$82.42	$41.15
Average gas sales price (per Mcf)(1)	$3.27	$4.17	$1.94
Average NGL sales price (per Bbl)	$34.32	$32.02	$7.89
Average oil equivalent sales price (Boe)	$60.18	$64.04	$30.72
___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Operating Revenue. During the year ended December 31, 2015, operating revenue decreased to $67.0 million from $133.7 million in 2014. The decrease in revenue was primarily due to a significant decline in commodity prices in 2015. Lower commodity prices had a negative impact on revenue of $69.0 million in 2015. During 2015 we experienced a decline in the average realized oil price of approximately 50% from 2014 levels. Average realized gas prices declined by approximately 53% and average realized NGL prices declined approximately 75% from 2014 levels. Higher sales volumes of all products added $2.3 million to revenue in 2015 as compared to 2014.

Oil sales volumes increased to 1,440 MBbls for the year ended December 31, 2015 from 1,394 MBbls for the same period of 2014. The increase in oil sales volumes was due to new production brought on line in 2015. New wells brought onto production in 2015 contributed 298 MBbls to production for the year ended December 31, 2015, offset by natural field declines and property sales.  Gas sales volumes increased to 3,015 MMcf for the year ended December 31, 2015 from 2,918 MMcf for the year ended December 31, 2014.  The increase in gas production was due to new wells being brought on line, offset by natural field declines.  New wells brought onto production during 2015 contributed 299 MMcf to production for the year ended December 31, 2015. NGL sales increased to 238 MBbls for the year ended December 31, 2015 from 207 MBbls for the same period of 2014. The increase in NGL sales was primarily due to increased gas production from fields in West Texas, Wyoming and North Dakota that have a higher NGL content than our historical gas production.

Lease Operating Expenses (“LOE”). LOE for the year ended December 31, 2015 decreased to $23.1 million from $25.9 million in 2014.  The decrease in LOE was primarily due to lower cost of services, and less non-recurring LOE in 2015 compared to 2014. Additionally, due to the significant decline in commodity prices, marginal wells have been temporarily shut in to control costs. LOE per Boe for the year ended December 31, 2015 was $10.58 compared to $12.39 for the same period of 2014. The decrease in LOE per Boe was attributable to higher sales volumes in 2015 as well as lower costs.

Production and Ad Valorem Taxes.  Production and ad valorem taxes for the year ended December 31, 2015 decreased to $6.7 million from $11.5 million in 2014. The decrease was primarily due to significantly lower realized prices in 2015 as compared to 2014 which was partially offset by increased production in 2015 as compared to 2014. Production and ad valorem taxes as a percentage of oil and gas revenue increased to 10% in 2015 from 9% in 2014. The increase is due primarily to a higher production in the Rocky Mountain region that has a higher tax rate.

General and Administrative (“G&A”) Expense.  G&A expense, excluding stock-based compensation, decreased to $7.9 million for the year ended December 31, 2015 from $10.7 million in 2014. G&A expense per Boe was $3.61 for the year ended December 31, 2015 compared to $5.11 for the same period of 2014. The decrease in G&A was primarily due to performance bonuses in 2014 that did not occur in 2015. Additionally, as a result of the current price environment, emphasis has been placed on reducing cost.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. Stock-based compensation for the year ended December 31, 2015 increased to $3.9 million from $2.7 million in 2014. The increase was due to the grant of a greater number of options in 2015 as compared to 2014.

Depreciation, Depletion, and Amortization (“DD&A”) Expenses. DD&A expense decreased to $38.7 million for the year ended December 31, 2015 from $43.1 million in 2014.  DD&A decreased primarily due to decreased future development costs included in the 2015 reserve reports. DD&A per Boe for 2015 was $17.76 compared to $20.66 in 2014. The decrease in DD&A per BOE was due to lower future development cost in 2015 as compared to 2014.

Interest Expense. Interest expense increased to $3.9 million in 2015 from $2.6 million for 2014. The increase was primarily due to higher levels of debt during 2015 as compared to 2014.

Income Taxes.  An income tax benefit was recognized in 2015 as the result of an overpayment of state income taxes in 2014 that was refunded in 2015, as well as a benefit of a capital loss carryback which resulted in a refund of prior year federal taxes of $242,000

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts as prescribed by Accounting Standards Codification 815, Derivatives and Hedging "ASC 815"; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of fixed price swaps and three way collar contracts in 2015 and fixed price swaps in 2014. The net estimated value of our commodity derivative contracts was an asset of approximately $27.4 million as of December 31, 2015. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the year ended December 31, 2015, we recognized a gain on our derivative contracts of approximately $19.3 million, consisting of a gain of $9.5 million on closed contracts and a gain of $9.8 million on the mark to market valuation of open contracts. For the year-ended December 31, 2014, we incurred a gain of $25.2 million, consisting of a gain of $0.3 million on closed contracts and a gain of $24.9 million related to open contracts.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties.  Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings.   As of December 31, 2014 the net capitalized cost of our oil and gas properties did not exceed the present value of our estimated proved reserves. As of December 31, 2015, the net capitalized cost of our oil and gas properties exceeded the present value of our estimated proved reserves, resulting in the recognition of an impairment of $128.6 million in 2015. The year-end amount was calculated in accordance with SEC rules utilizing the twelve month first-day-of-the-month average oil and gas prices for the year ended 2015 which were $50.12 per Bbl for oil and $2.63 per Mcf for gas as adjusted to reflect the expected realized prices for our oil and gas reserves.

We expect to record an additional impairment of our oil and gas properties during 2016 as a result of declining oil and gas prices. Based on the 12-month unweighted average oil and gas prices through March 1, 2016 of $46.04 per Bbl of oil and $ 2.48 per Mcf of gas being held constant for the trailing 12-month period we estimate that we will record a ceiling test write down on our existing assets of approximately $30.1 million at March 31, 2016 and if such prices do not change during the remainder of 2016 an additional write down of $72.7 million for the remainder of the year ending December 31, 2016.

However, whether the amount of any such impairments will be similar in amount to such estimates, is contingent upon many factors such as the price of oil, gas and NGLs for the remainder of 2016, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

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

Oil sales volumes increased to 1,394 MBbls for the year ended December 31, 2014 from 829 MBbls for the same period of 2013. The increase in oil sales volumes was due to new production brought on line in 2014. New wells brought onto production in 2014 contributed 722 MBbls to production for the year ended December 31, 2014, offset by natural field declines and property sales.  Gas sales volumes decreased to 2,918 MMcf for the year ended December 31, 2014 from 3,343 MMcf for the year ended December 31, 2013.  The decrease in gas production was due to natural field declines; the timing of new wells being brought on line, property sales, as well as our emphasis on drilling oil wells as opposed to gas wells.  New wells brought onto production during 2014 contributed 594 MMcf to production for the year ended December 31, 2014. Due to continued weakness in gas prices, our focus during 2014 was primarily on oil and NGL projects. NGL sales increased to 207 MBbls for the year ended December 31, 2014 from 147 MBbls for the same period of 2013. The increase in NGL sales was primarily due to increased gas production from fields in West Texas, Wyoming and North Dakota that have a higher NGL content than our historical gas production.

Lease Operating Expenses. LOE for the year ended December 31, 2014 increased to $25.9 million from $23.2 million in 2013.  The increase in LOE was primarily due to increased cost of services, and significant non-recurring LOE. The increase was partially offset by sales of producing properties in 2013, which had higher operating costs. LOE per Boe for the year ended December 31, 2014 was $12.39 compared to $15.13 for the same period of 2013. The decrease in LOE per Boe was attributable to higher sales volumes in 2014, partially offset by higher costs.

Production and Ad Valorem Taxes.  Production and ad valorem taxes for the year ended December 31, 2014 increased to $11.5 million from $8.4 million in 2013. The increase was primarily due to increased production in 2014 as compared to 2013. Production and ad valorem taxes as a percentage of oil and gas revenue remained constant at approximately 9% for the years ended December 31, 2014 and 2013.

General and Administrative Expense.  G&A expense, excluding stock-based compensation, increased to $10.7 million for the year ended December 31, 2014 from $9.9 million in 2013. G&A expense per Boe was $5.11 for the year ended December 31, 2014 compared to $6.45 for the same period of 2013. The increase in G&A was primarily due to additional personnel and salary increases.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. Stock-based compensation for the year ended December 31, 2014 increased to $2.7 million from $2.1 million in 2013. The increase was due to the grant of a greater amount of shares of restricted stock in 2014 as compared to 2013.

Depreciation, Depletion,  and Amortization Expenses. DD&A expense increased to $43.1 million for the year ended December 31, 2014 from $25.6 million in 2013.  DD&A increased primarily due to higher production volumes and increased future development costs included in the 2014 year end reserve report. DD&A per Boe for 2014 was $20.66 compared to $16.69 in 2013. The increase in DD&A per BOE was due to higher future development cost offset by higher sales volumes in 2014 as compared to 2013.

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

Loss (Gain) on Derivative Contracts. Gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts in 2013 and 2014 consisted of fixed price swaps. The net estimated value of our commodity derivative contracts was an asset of approximately $23.2 million as of December 31, 2014. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the year ended December 31, 2014, we realized a gain on our derivative contracts of $25.2 million, consisting of a gain of $0.3 million on our closed contracts and a gain of $24.9 million related to open contracts. For the year-ended December 31, 2013, we incurred a loss of $2.5 million, consisting of a loss of $5.0 million and a gain of $2.5 million related to our open contracts.

Ceiling Limitation Write-Down. As of December 31, 2014 and 2013, the net capitalized cost of our oil and gas properties did not exceed the present value of our estimated proved reserves. The year-end amount was calculated in accordance with SEC rules utilizing the twelve month first-day-of-the-month average oil and gas prices for the year ended 2014 which were $95.28 per Bbl for oil and $4.35 per Mcf for gas as adjusted to reflect the expected realized prices for our oil and gas reserves.

Gain on Sale of Oil and Gas Properties. The divestiture of our oil and gas properties in the Eagle Ford shale during the fourth quarter of 2013 resulted in a $33.4 million gain due to its magnitude. Under Securities and Exchange Commission Regulation S-X, full cost accounting companies generally credit the full cost pool for proceeds from the sale of oil and gas properties. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. Due to the magnitude of this sale, there was a significant alteration of this relationship resulting in gain recognition. The basis of the properties sold was determined based on the relative fair value of the assets sold and assets retained.
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

Operating Cash Flow. Our operating cash flow is sensitive to many variables, the most volatile of which is the prices of the oil, gas and NGL we produce and sell. Our consolidated cash flow from operations decreased in 2015 as a result of the significant decrease in commodity prices. In spite of this decline, we expect cash flow from operations to continue to be a primary source of liquidity as we adjust our capital program in response to lower commodity prices.

Commodity Prices. Prices are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors, which are difficult to predict, create volatility in prices and are beyond our control. We expect lower prices to continue throughout 2016. We have entered into fixed price commodity swaps and three-way collars on approximately 62% of our estimated oil production from our net proved developed producing reserves (as of December 31, 2015) through December 31, 2016 and 29% for 2017.

The key terms of our derivative financial instruments as of December 31, 2015 are presented in Note 11 in “Item 8. Financial Statements and Supplementary Data” of this report.

Commodity prices can also affect our operating cash flow through an indirect effect on operating expenses. Significant commodity price decreases can lead to a decrease in drilling and development activities. As a result, the demand and cost for people, services, equipment and materials may also decrease, causing a positive impact on our cash flow as the prices paid for services and equipment decline.

Working Capital (Deficit). At December 31, 2015, our current liabilities of $35.1 million exceeded our current assets of $32.7 million resulting in a working capital deficit of $2.4 million. This compares to a working capital deficit of $42.9 million at December 31, 2014. Current assets at December 31, 2015 primarily consisted of cash of $3.5 million, accounts receivable of $9.5 million and the current portion of our derivative asset of $18.9 million.  Current liabilities at December 31, 2015 primarily consisted of trade payables of $24.8 million, revenues due third parties of $7.2 million, current maturities of long-term debt of $2.3 million and accrued expenses of $0.7 million. The working capital deficit is expected to be funded by cash flow from operations and borrowings under our credit facility.

Capital Expenditures. Capital expenditures in 2013, 2014 and 2015 were $92.5 million, $192.8 million, and $69.4 million, respectively. The table below sets forth the components of these capital expenditures:

	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Expenditure category:
Acquisition of producing properties	$—	$—	$—
Exploration/Development	91,324	189,210	68,631
Facilities and other	1,165	3,589	760
Total	$92,489	$192,799	$69,391

During 2013, 2014 and 2015 our expenditures were primarily for development of our existing properties, as well as acquisitions of leaseholds.

We anticipate making capital expenditures in 2016 of approximately $40.0 million. This budget assumes an improvement in commodity prices by the summer of 2016, and re-starting the Raven Rig #1. However, if commodity prices stay at current levels or decline further and we elect to keep the Raven Rig #1 idled, our capital expenditures could be approximately $17.5 million which we intend to fund primarily with cash flows from operations. Substantially all of the $17.5 million would be spent on completing previously drilled wells in the Bakken/Three Forks in the Rocky Mountain region.  The 2016 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise.  Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Net cash provided by operating activities	$52,479	$94,462	$6,999
Net cash provided by (used in) investing activities	35,040	(186,800)	(69,253)
Net cash (used in) provided by financing activities	(84,389)	87,857	62,042
Total	$3,130	$(4,481)	$(212)

Operating activities for the year ended December 31, 2015 provided $7.0 million in cash. Non-cash expense items and net changes in operating assets and liabilities accounted for most of these funds. Investing activities used $69.3 million. Financing activities provided $62.0 million primarily from the proceeds from long term borrowings offset by payments on long-term borrowings.

Operating activities for the year ended December 31, 2014 provided $94.5 million in cash. Non-cash expense items and net changes in operating assets and liabilities accounted for most of these funds. Investing activities used $186.8 million. Financing activities provided $87.9 million primarily from the issuance of equity in June 2014, and proceeds from long-term borrowings offset by payments on long-term debt.

Operating activities for the year ended December 31, 2013 provided $52.5 million in cash. Net income plus non-cash expense items and net changes in operating assets and liabilities accounted for most of these funds. Investing activities provided $35.0 million. Proceeds from the sale of oil and gas properties provided $127.5 million which was offset by expenditures for the development of our oil and gas properties and leasehold acquisitions. Financing activities used $84.4 million for the year ended December 31, 2013, primarily for the reduction of long-term debt.

Future Capital Resources. Our principal sources of capital going forward are cash flow from operations, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete financing on terms acceptable to us, if at all.

Cash from operating activities is dependent upon commodity prices and production volumes.  A decrease in commodity prices from current levels would likely reduce our cash flows from operations.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be found.  If our proved reserves decline in the future, our production will also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility will also decline. The availability under our credit facility is subject to a borrowing base determined by our lenders. This borrowing base is subject to semi-annual redeterminations. The next redetermination becomes effective on April 1, 2016. The risk of not finding commercially productive reservoirs will be compounded by the fact that 60% of our total estimated proved reserves on a BOE basis (19% on a PV-10 basis) at December 31, 2015 were classified as undeveloped.

We have in the past, and may, in the future, sell producing properties. We have also sold debt and equity securities in the past, and may sell additional debt and equity securities in the future when the opportunity presents itself.

On March 11, 2016 the Company monetized its fourth quarter fixed price derivative contracts. The proceeds from this monetization of approximately $4.4 million will be used to pay down our credit facility.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2015:

	Payments due in twelve month periods ending:
Contractual Obligations (In thousands)	Total	December 31, 2016	December 31, 2017-2018	December 31, 2019-2020	Thereafter
Long-term debt (1)	$140,732	$2,330	$135,047	$558	$2,797
Interest on long-term debt (2)	10,871	4,156	6,184	266	265
Lease obligations (3)	44	44	—	—	—
Total	$151,647	$6,530	$141,231	$824	$3,062
___________________________

(1)	These amounts represent the balances outstanding under our credit facility, the rig loan agreement and the real estate lien note. These payments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3)
Lease on office space in Dickinson, North Dakota, which expires on October 31, 2016, office space in Lusk, Wyoming, which will expire on December 31, 2016 and office space in Denver, Colorado which will expire on December 31, 2016.

We maintain a reserve for costs associated with the retirement of tangible long-lived assets. At December 31, 2015, our reserve for these obligations totaled $9.7 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At December 31, 2015, we had no existing off-balance sheet arrangements, as defined under SEC regulations that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2015, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following:

	December 31, 2014	December 31, 2015
	(In thousands)
Credit facility	$70,000	$134,000
Rig loan agreement	4,456	2,620
Real estate lien note	4,333	4,112
	78,789	140,732
Less current maturities	(2,235)	(2,330)
	$76,554	$138,402

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of December 31, 2015, $134.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At December 31, 2015, we had a borrowing base of $165.0 million. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations. The next redetermination will be effective on April 1, 2016. Outstanding borrowings in excess of the borrowing base must be repaid immediately or we must pledge additional oil and gas properties or other assets as collateral. We do not currently have any substantial unpledged assets and we may not have the financial resources to make any mandatory principal payments. In addition, a reduction of the borrowing base could also cause us to fail to be in compliance with the financial covenants described below.  The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%—1.75%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 1.75%—2.75%, depending on the utilization of the borrowing base. At December 31, 2015, the interest rate on the credit facility was 2.92% based on 1-month LIBOR borrowings and level of utilization.

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

At December 31, 2015, we were in compliance with all of our debt covenants. As of December 31, 2015, the interest coverage ratio was 13.16 to 1.00, the total debt to EBITDAX ratio was 3.05 to 1.00, and our current ratio was 1.37 to 1.00.

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

Rig Loan Agreement

On September 19, 2011 Raven Drilling entered into a rig loan agreement, secured by our Oilwell 2000 HP diesel electric drilling rig (the “Collateral”). The original principal amount of the note was $7.0 million and bears interest at 4.26%.  The note is payable in monthly interest and principal payments in the amount of $179,695. Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of December 31, 2014 and 2015, $4.5 million and $2.6 million, respectively, were outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note bears interest for five years at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the current bank prime rate plus 1.00% with a maximum rate of 7.25%. The maturity date of the note is July 20, 2023. As of December 31, 2014 and 2015, $4.3 million and $4.1 million, respectively, were outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We have entered into commodity swaps and three way collars on approximately 62% of our estimated oil production from our net proved developed producing reserves (as of December 31, 2015) through December 31, 2016 and 29% for 2017.

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

By removing a portion of price volatility on our future oil and gas production, we believe that we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have sustained, and in the future will sustain losses on our derivative contracts when market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain gains on our commodity derivative contracts. For the year ended December 31, 2015, we incurred a gain of $19.3 million, consisting of a gain of $9.5 million on our closed contracts and a gain of $9.8 million related to our open contract positions. For the year ended December 31, 2014, we incurred a gain of $25.2 million, consisting of a gain of $0.3 million on closed contracts and a gain of $24.9 million related to our open contract positions. For the year ended December 31, 2013, we incurred a net loss of $2.5 million, consisting of a loss of $5.0 million on our closed contracts and a gain of $2.5 million related to our open contract positions.  If the disparity between our contract prices and market prices continues, we will sustain gains or losses on our derivative contracts. While gains and losses resulting from the periodic mark to market of our open contracts do not impact our cash flow from operations, gains and losses from settlements of our closed contracts do impact our cash flow from operations.  In addition, as our derivative contracts expire over time, we expect to enter into new derivative contracts at then-current market prices.  If the prices at which we hedge future production are significantly lower than our existing derivative contracts, our future cash flow from operations would likely be materially lower. In addition, borrowings under our credit facility bear interest at floating rates. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

See “—Quantitative and Qualitative Disclosures about Market Risk—Hedging Sensitivity” for further information.

Net Operating Loss Carryforwards

At December 31, 2015, we had, subject to the limitation discussed below, $192.9 million of net operating loss carryforward for tax purposes. The loss carryforward will expire through 2035, if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10 “Income Taxes”. Therefore, we have established a valuation allowance of $103.7 million for deferred tax assets at December 31, 2015.

Related Party Transactions

We have adopted a policy that transactions between us and our officers, directors, principal stockholders, or affiliates of any of them, will be on terms no less favorable to us than can be obtained on an arm’s length basis in transactions with third parties and must be approved by our audit committee. There were no related party transactions in 2014 or 2015.

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

Full Cost Method of Accounting for Oil and Gas Activities. SEC Regulation S-X Rule 4-10 and ASC 932 defines the financial accounting and reporting standards for companies engaged in oil and gas activities. Two methods are prescribed: the successful efforts method and the full cost method. We have chosen to follow the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, exploration and development activities but do not include any costs related to production, general corporate overhead or similar activities. Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of oil and gas properties are generally calculated on a well by well or lease or field basis versus the “full cost” pool basis. Additionally, gain or loss is generally recognized on all sales of oil and gas properties under the successful efforts method. As a result, our financial statements will differ from companies that apply the successful efforts method since we will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization rate on our oil and gas properties.

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

You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on costs on the date of the estimate and for the years ended December 31, 2013, 2014 and 2015 oil and gas prices were based on the average 12-month first-day-of-the-month pricing.  Actual future prices and costs may be materially higher or lower than the prices and costs used in the estimate.

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

Accounting for Derivatives. Gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  We have elected not to apply hedge accounting to our derivative contracts. As a result, fluctuations in the market value of the derivative contract are recognized in earnings during the current period. Our derivative contracts in 2015 consisted of commodity swaps and three way collars and fixed price swaps in 2013 and 2014. Due to the volatility of oil and gas prices, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2014 and 2015, the net market value of our commodity derivatives was a net asset of $23.2 million and $27.4 million, respectively.

Share-Based Payments. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors. Additional information about management’s assumptions can be found in Note 5 to the consolidated financial statements.  Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date and expense is recognized over the vesting period.  For the years ended December 31, 2013, 2014 and 2015, stock-based compensation was approximately $2.1 million, $2.7 million, and $3.9 million, respectively.

New Accounting Standards and Disclosures

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2014-14”) to defer the effective date of ASU No. 2014-09 by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim

The FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest – Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability, except for those related to revolving credit facilities, to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. These ASUs are effective beginning January 1, 2016 and will be applied using the retrospective approach. These ASUs will not have a material impact on Abraxas's consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. The ASU clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASU is effective immediately for both public business entities and non-public entities. Abraxas has elected to follow this presentation guidance.

The FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim periods beginning in 2017 and can be applied prospectively or retrospectively, with early adoption permitted. This ASU will be adopted effective January 1, 2016 and will be applied using the retrospective approach. This ASU will not have an impact on Abraxas's consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”) to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments under ASU No. 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment.

In February 2016, the FASB issued ASU 2016-02 “Leases," which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 "Leases." This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern.  The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements, and requires specific disclosures regarding the conditions or events leading to substantial doubt.  The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016.  Earlier adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indices fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2015, a 10% decline in oil and gas prices would have reduced our operating revenue and cash flow by approximately $6.7 million for the year. If commodity prices remain at their current levels the impact on operating revenues and cash flow, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

Derivative Instrument Sensitivity

At December 31, 2015, the aggregate fair market value of our commodity derivative contracts was an asset of approximately $27.4 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses.

For the year ended December 31, 2015, we recognized a gain of $19.3 million, consisting of a gain of $9.5 million on our closed contracts and a gain of $9.8 million related to our open contract positions. We have not designated any of these derivative contracts as a hedge as prescribed by applicable accounting rules.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of December 31, 2015, we had $134.0 million of outstanding indebtedness under our credit facility. Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%—1.75%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 1.75%—2.75%, depending on the utilization of the borrowing base. At December 31, 2015, the interest rate on the credit facility was 2.92% based on 1-month LIBOR borrowings and level of utilization. An increase in the interest rate of 1% would increase our interest expense by $1.3 million on an annual basis, based on the outstanding balance at December 31, 2015.

Item 8. Financial Statements and Supplementary Data

For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of December 31, 2015 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None
PART III

Item10.   Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference to that portion of our definitive proxy statement for the 2016 Annual Meeting of Stockholders which appears therein under the caption “Election of Directors – Board of Directors and Executive Officers,” “– Code of Ethics” and “– Committees of the Board of Directors.”

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

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2016 Annual Meeting of Stockholders which appears therein under the captions “Election of Directors – Committees of the Board of Directors” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2016 Annual Meeting of Stockholders which appears therein under the caption “Securities Holdings of Principal Stockholders, Directors, Nominees and Officers.”

Item 13.   Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2016 Annual Meeting of Stockholders which appears therein under the captions “Certain Transactions” and “Election of Directors – Director Independence.”

Item 14.   Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2016 Annual Meeting of Stockholders which appears therein under the caption “Principal Auditor Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.           Consolidated Financial Statements

(a)2.    Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information required is included in the Consolidated Financial Statements or related notes thereto.

(a)3.    Exhibits

The following Exhibits have previously been filed by the Registrant or are included following the Index to Exhibits.

Exhibit

Number Description

3.1	Articles of Incorporation of Abraxas dated August 30, 1990. (Filed as Exhibit 3.1 to our Registration Statement on Form S-4, No. 33-36565. (the “S-4 Registration Statement”)).

3.2	Articles of Amendment to the Articles of Incorporation of Abraxas dated October 22, 1990. (Filed as Exhibit 3.3 to the S-4 Registration Statement).

3.3	Articles of Amendment to the Articles of Incorporation of Abraxas dated December 18, 1990. (Filed as Exhibit 3.4 to the S-4 Registration Statement).

3.4	Articles of Amendment to the Articles of Incorporation of Abraxas dated June 8, 1995. (Filed as Exhibit 3.4 to our Registration Statement on Form S-3, No. 333-00398).

3.5	Articles of Amendment to the Articles of Incorporation of Abraxas dated as of August 12, 2000. (Filed as Exhibit 3.5 to our Annual Report on Form 10-K filed on April 2, 2001).

3.6	Certificate of Correction dated February 24, 2011 (Filed as Exhibit 3.6 to our Annual Report on Form 10-K filed on March 15, 2012).

3.7	Amended and Restated Bylaws of Abraxas. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2008).

4.1	Specimen Common Stock Certificate of Abraxas. (Filed as Exhibit 4.1 to the S-4 Registration Statement).

4.2	Specimen Preferred Stock Certificate of Abraxas. (Filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 31, 1995).

*10.1	Abraxas Petroleum Corporation 401(k) Profit Sharing Plan. (Filed as Exhibit 10.4 to our Registration Statement on Form S-4, No. 333-18673 filed on December 24, 1996).

*10.2	Abraxas Petroleum Corporation Amended and Restated 1994 Long Term Incentive Plan. (Filed as Exhibit 10.4 to our Registration Statement on Form S-4, No. 333-120989 filed on January 12, 2005).

*10.3	Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.4 to our Annual Report on Form 10-K filed March 14, 2007).

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

*10.6	Employment Agreement between Abraxas and William H. Wallace. (Filed as Exhibit 10.27 to the S-3 Registration Statement).

*10.7	Employment Agreement between Abraxas and Lee T. Billingsley. (Filed as Exhibit 10.28 to the S-3 Registration Statement).

*10.8	Employment Agreement between Abraxas and G. William Krog, Jr. (Filed as Exhibit 10.9 to our Annual Report on Form 10-K filed March 15, 2012).

*10.9	Employment Agreement between Abraxas and Geoffrey R. King (Filed as Exhibit 10.9 to our Annual Report on Form 10-K filed March 18, 2013)

*10.10	Abraxas Petroleum Corporation Amended and Restated 2005 Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Appendix B to our Proxy Statement filed on April 2, 2015).

*10.11
Form of Stock Option Agreement under the Abraxas Petroleum Corporation Amended and Restated 2005 Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed June 6, 2005).

*10.12	Abraxas Petroleum Corporation Senior Management Incentive Bonus Plan 2006. (Filed as Exhibit 10.17 to our Annual Report on Form 10-K filed March 23, 2006).

*10.13	Abraxas Petroleum Corporation Amended and Restated 2005 Employee Long-Term Equity Incentive Plan. (Filed as Appendix A to our Proxy Statement filed on April 2, 2015).

*10.14
Form of Employee Stock Option Agreement under the Abraxas Petroleum Corporation Amended and Restated 2005 Employee Long-Term Equity Incentive Plan.   (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed August 26, 2006).

*10.15
Form of Restricted Stock Agreement under the Abraxas Petroleum Corporation Amended and Restated 2005 Employee Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on March 13, 2015).

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

DATED:March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date
/s/ Robert L.G. Watson Robert L.G. Watson	Chairman of the Board, President (Principal Executive Officer) and Director	March 15, 2016
/s/ Geoffrey R. King Geoffrey R. King	Vice President, CFO (Principal Financial Officer)	March 15, 2016
/s/ G. William Krog, Jr. G. William Krog, Jr.	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2016
/s/ Harold D. Carter Harold D. Carter	Director	March 15, 2016
/s/ Ralph F. Cox Ralph F. Cox	Director	March 15, 2016
/s/ W. Dean Karrash W. Dean Karrash	Director	March 15, 2016
/s/ Jerry J. Langdon Jerry J. Langdon	Director	March 15, 2016
/s/ Dennis E. Logue Dennis E. Logue	Director	March 15, 2016
/s/ Brian L. Melton Brian L. Melton	Director	March 15, 2016
/s/ Paul A. Powell, Jr. Paul A. Powell, Jr.	Director	March 15, 2016
/s/ Edward P. Russell Edward P. Russell	Director	March 15, 2016

All schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the related notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Abraxas Petroleum Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation as of December 31, 2014 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abraxas Petroleum Corporation at December 31, 2014 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Abraxas Petroleum Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Antonio, Texas
March 15, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Abraxas Petroleum Corporation
San Antonio, Texas

We have audited Abraxas Petroleum Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Abraxas Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Abraxas Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abraxas Petroleum Corporation as of December 31, 2014 and 2015, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Antonio, Texas
March 15, 2016

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2014	2015
	(In thousands)
Current assets:
Cash and cash equivalents	$3,772	$3,540
Accounts receivable:
Joint owners - net	5,648	1,552
Oil and gas production sales	15,308	6,713
Other	647	1,241
	21,603	9,506

Derivative assets	12,214	18,902
Other current assets	843	726
Total current assets	38,432	32,674

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	716,922	787,683
Other property and equipment	40,683	41,444
Total	757,605	829,127
Less accumulated depreciation, depletion, amortization and impairment	(434,726)	(604,289)
Total property and equipment, net	322,879	224,838

Deferred financing fees, net	2,216	1,642
Derivative asset	10,981	8,463
Other assets	391	255
Total assets	$374,899	$267,872

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2014	2015
	(In thousands, except shares data)
Current liabilities:
Accounts payable	$63,549	$24,825
Joint interest oil and gas production payable	14,423	7,177
Accrued interest	72	115
Other accrued expenses	1,006	622
Derivative liability	13	—
Current maturities of long-term debt	2,235	2,330
Total current liabilities	81,298	35,069

Long-term debt – less current maturities	76,554	138,402
Other liabilities	57	257
Future site restoration	9,495	9,679
Total liabilities	167,404	183,407

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, par value $.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $.01 per share – authorized 200,000,000 shares; issued and outstanding 106,186,678 and 106,346,001, respectively	1,062	1,063
Additional paid-in capital	309,773	313,852
Accumulated deficit	(103,340)	(230,450)
Total stockholders’ equity	207,495	84,465
Total liabilities and stockholders’ equity	$374,899	$267,872

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2014	2015
	(In thousands, except per share data)
Revenues:
Oil and gas production revenues	$92,268	$133,701	$67,002
Other	56	75	28
	92,324	133,776	67,030
Operating costs and expenses:
Lease operating	23,205	25,875	23,074
Production taxes	8,437	11,462	6,679
Depreciation, depletion, and amortization	25,588	43,139	38,721
Proved property impairment	—	—	128,573
General and administrative (including stock-based compensation of $2,114, $2,703 and $3,912, respectively)	11,997	13,378	11,788
	69,227	93,854	208,835
Operating income (loss)	23,097	39,922	(141,805)

Other (income) expense:
Interest income	(3)	(2)	(2)
Interest expense	4,556	2,570	3,906
Amortization of deferred financing fees	1,367	934	643
Gain on sale of properties	(33,377)	—	—
Loss (gain) on derivative contracts	2,474	(25,237)	(19,301)
Other	539	(7)	318
	(24,444)	(21,742)	(14,436)
Income (loss) from continuing operations before income tax	47,541	61,664	(127,369)
Income tax (expense) benefit	(700)	287	279
Net income (loss) from continuing operations	46,841	61,951	(127,090)
Net (loss) income from discontinued operations - net of tax	(8,194)	1,318	(20)
	$38,647	$63,269	$(127,110)

Net income (loss) per common share - basic
Continuing operations	$0.51	$0.63	$(1.21)
Discontinued operations	(0.09)	0.01	—
	$0.42	$0.64	$(1.21)

Net income (loss) per common share - diluted
Continuing operations	$0.50	$0.61	$(1.21)
Discontinued operations	(0.09)	0.01	—
	$0.41	$0.62	$(1.21)

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2014	2015
	(In thousands)
Net income (loss)	$38,647	$63,269	$(127,110)
Other comprehensive income (loss):
Change in unrealized value of investments	(79)	—	—
Foreign currency translation adjustment	(559)	607	—
Other comprehensive income (loss)	(638)	607	—
Comprehensive income (loss)	$38,009	$63,876	$(127,110)

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands except number of shares)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	92,733,448	$927	$250,998	$(205,256)	$31	$46,700
Net income	—	—	—	38,647	—	38,647
Change in unrealized gain (loss) on fair value of investments	—	—	—	—	(79)	(79)
Foreign currency translation adjustment	—	—	—	—	(559)	(559)
Stock-based compensation	—	—	2,114	—	—	2,114
Stock options exercised	129,686	2	81	—	—	83
Restricted stock issued, net of cancellations	42,915	—	—	—	—	—
Balance at December 31, 2013	92,906,049	929	253,193	(166,609)	(607)	86,906
Net income	—	—	—	63,269	—	63,269
Foreign currency translation adjustment	—	—	—	—	607	607
Stock issuance	11,500,000	115	53,640			53,755
Stock-based compensation	—	—	2,703	—	—	2,703
Stock options exercised	238,157	3	252	—	—	255
Restricted stock issued, net of cancellations	1,542,472	15	(15)	—	—	—
Balance at December 31, 2014	106,186,678	1,062	309,773	(103,340)	—	207,495
Net loss	—	—	—	(127,110)	—	(127,110)
Stock-based compensation	—	—	3,912	—	—	3,912
Stock options exercised	164,400	1	167	—	—	168
Restricted stock issued, net of cancellations	(5,077)	—	—	—	—	—
Balance at December 31, 2015	106,346,001	$1,063	$313,852	$(230,450)	$—	$84,465

See accompanying notes to consolidated financial statements

ABRAXAS PETROLEM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2014	2015
	(In thousands)
Operating Activities
Net income (loss)	$38,647	$63,269	$(127,110)
Income (loss) from discontinued operations	(8,194)	1,318	(20)
Income (loss) from continuing operations	46,841	61,951	(127,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of properties	(33,377)	—	—
Net gain on derivative contracts	2,494	(25,217)	(19,301)
Derivative contract settlements	(5,035)	361	9,495
Monetization of derivative contracts	—	152	4,610
Depreciation, depletion, and amortization	25,588	43,139	38,721
Proved property impairment	—	—	128,573
Accretion of future site restoration	615	559	565
Amortization of deferred financing fees	1,367	934	643
Stock-based compensation	2,114	2,703	3,912
Changes in operating assets and liabilities:
Accounts receivable - net of allowance	(13,702)	11,881	12,097
Other assets and liabilities	(7)	(2,737)	1,466
Accounts payable	27,514	1,596	(45,970)
Accrued expenses	(1,933)	(860)	(722)
Net cash provided by continuing operations	52,479	94,462	6,999
Net cash (used in) provided by discontinued operations	(825)	1,741	(20)
Net cash provided by operating activities	51,654	96,203	6,979

Investing Activities
Capital expenditures, including purchases and development of properties	(92,489)	(192,799)	(69,391)
Proceeds from the sale of oil and gas properties	127,529	5,999	138
Net cash provided by (used in) continuing operations	35,040	(186,800)	(69,253)
Net cash ( used in) provided by discontinued operations	(2,554)	332	—
Net cash provided by (used in) investing activities	32,486	(186,468)	(69,253)

Financing Activities
Proceeds from exercise of stock options	83	255	168
Proceeds from issuance of common stock, net of offering costs	—	53,755	—
Proceeds from long-term borrowings	42,000	82,000	68,007
Payments on long-term borrowings	(122,826)	(47,143)	(6,064)
Deferred financing fees	(110)	(1,010)	(69)
Other	(3,536)	—	—
Net cash (used in) provided by continuing operations	(84,389)	87,857	62,042
Net cash provided by discontinued operations	3,375	975	—
Net cash (used in) provided by financing activities	(81,014)	88,832	62,042

	Years Ended December 31,
	2013	2014	2015
	(In thousands)
Effect of exchange rate changes on cash - discontinued operations	18	—	—
Increase (decrease) in cash	3,144	(1,433)	(232)
Cash at beginning of year	2,061	5,205	3,772
Cash at end of year	$5,205	$3,772	$3,540

Supplemental disclosures of cash flow information:
Interest paid	$3,986	$1,970	$3,298
Income taxes paid	$391	$—	$—
Non-cash investing activities:
Asset retirement obligation cost and liabilities	$138	$198	$30
Asset retirement obligations associated with property acquisitions and dispositions	$(1,890)	$(406)	$410

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

The most significant estimates pertain to proved oil, natural gas and NGLs reserves and related cash flow estimates used in impairment tests of oil and gas properties, the fair value of assets and liabilities acquired in business combinations, derivative contracts, asset retirement obligations, accrued oil and gas revenues and expenses, as well as estimates of expenses related to depreciation, depletion, amortization and accretion. Actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of approximately $407,000 and $296,000 at December 31, 2014 and 2015, respectively. The allowance for doubtful accounts is determined based on the Company's historical losses, as well as a review of certain accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

Industry Segment and Geographic Information

The Company operates in one industry segment, which is the exploration, development and production of oil and gas with all of the Company’s operational activities having been conducted in the U.S. The Company’s current operational activities and the Company’s consolidated revenues are generated from markets exclusively in the U.S., and the Company has no long lived assets located outside the U.S.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated future net revenues are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. For the years ended December 31, 2013 and 2014, our net capitalized costs of oil and gas properties did not exceed the present value of our estimated proved reserves. For the year ended December 31, 2015, our capitalized cost of oil and gas properties exceeded the present value of our estimated proved reserves by $128.6 million, resulting in the recognition of a proved property impairment of $128.6 million. However, the impairment calculations did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges.

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

In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on the average of oil and gas prices based on the unweighted average 12 month first-day-of-month pricing. Future prices and costs may be materially higher or lower than these prices and costs which would impact the estimated value of our reserves.

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

Derivative Instruments and Hedging Activities

The Company enters into agreements to hedge the risk of future oil and gas price fluctuations.  Such agreements are in the form of fixed price swaps and three way collars, which limit the impact of price fluctuations with respect to the Company’s sale of oil and gas. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions could arise where actual production is less than estimated which could, result in overhedged volumes.

All derivative instruments are recorded on the Consolidated Balance Sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. The derivative instruments the Company utilizes are based on index prices that may and often do differ from the actual oil and gas prices realized in its operations.  These variations often result in a lack of adequate correlation to enable these derivative instruments to qualify for hedge accounting rules as prescribed by Accounting Standards Codification (“ASC”) 815. Accordingly, the Company does not account for its derivative instruments as cash flow hedges for financial reporting purposes.  Therefore, changes in fair value of these derivative instruments are recognized in earnings and included in net gains (losses) on commodity derivative contracts in the Consolidated Statements of Operations.

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

Share-Based Payments

  Options granted are valued at the date of grant and expense is recognized over the vesting period. The Company currently utilizes a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees and directors. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such restricted stock is determined using the market price on the grant date and expense is recorded over the vesting period. For the years ended December 31, 2013, 2014 and 2015, stock-based compensation was approximately $2.1 million, $2.7 million and $3.9 million, respectively.

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

The fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and we amortize these costs as a component of our depletion expense in the accompanying consolidated financial statements. Each year, the Company reviews, and to the extent necessary, revises its asset retirement obligation estimates.

The following table summarizes the Company’s asset retirement obligations during the two years ended December 31:

	2014	2015
	(in thousands)
Beginning asset retirement obligation	$9,888	$9,495
New wells placed on production and other	444	307
Deletions related to property disposals and plugging costs	(1,318)	(793)
Accretion expense	559	565
Revisions	198	105
Discontinued operations	(276)	—
Ending asset retirement obligation	$9,495	$9,679

Revenue Recognition and Major Purchasers

The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells, net of royalties. The Company utilizes the sales method to account for gas production imbalances.  Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at December 31, 2014 and 2015.

During 2013, two purchasers accounted for 49% of oil and gas revenues. During 2014, two purchasers accounted for 62% of oil and gas revenues. During 2015, one customer accounted for 54% of our oil and gas revenues.

Deferred Financing Fees

Deferred financing fees are being amortized on the effective yield basis over the term of the related debt arrangements.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect with respect to taxable income in the years in which those temporary differences are expected to be recovered or settled. Uncertainties exist as to the future utilization of the operating loss carryforwards. Therefore, we have established a valuation allowance of $103.7 million for deferred tax assets at December 31, 2015.

Accounting for Uncertainty in Income Taxes

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

New Accounting Standards and Disclosures

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2014-14”) to defer the effective date of ASU No. 2014-09 by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim

The FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest – Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability, except for those related to revolving credit facilities, to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. These ASUs are effective beginning January 1, 2016 and will be applied using the retrospective approach. These ASUs will not have a material impact on Abraxas's consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. The ASU clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASU is effective immediately for both public business entities and non-public entities. Abraxas has elected to follow this presentation guidance.

The FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim periods beginning in 2017 and can be applied prospectively or retrospectively, with early adoption permitted. This ASU will be adopted effective January 1, 2016 and will be applied using the retrospective approach. This ASU will not have an impact on Abraxas's consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”) to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments under ASU No. 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment

In February 2016, the FASB issued ASU 2016-02 “Leases," which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 "Leases." This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern.  The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements, and requires specific disclosures regarding the conditions or events leading to substantial doubt.  The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016.  Earlier adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

2. Divestiture of Properties

Beginning in the third quarter of 2012 and continuing through the present, the Company's business plan has been to divest various properties considered non-core, and primarily non-operated to focus on its core basins in the Eagle Ford, Bakken, Powder River Basin and Permian Basin.

In August 2013 the Company's non-operated properties in the Bakken were sold for net proceeds of $38.3 million. In December 2013, the Company closed on the divestiture of its non-operated position in the Wycross area of the Eagle Ford for net proceeds of $71.4 million. Other property sales during 2013 netted $0.6 million. In the first quarter of 2014 the Company sold several non-core Permian Basin and Gulf Coast properties for combined proceeds of $2.6 million. In the second quarter of 2014 the Company sold a non-core Permian Basin property for net proceeds of $2.5 million. Other non-core asset sales during 2014 netted $0.9 million. There were no significant property sales in 2015.

The net proceeds were used to repay outstanding indebtedness under the Company's credit facility, for capital expenditures and general corporate purposes. Proceeds from these sales, except for the Wycross sale, were credited to the full cost pool as these sales were not significant under full cost accounting rules. Due to the magnitude of the Wycross sale and its impact on the relationship of capitalized costs and reserves, a gain of $33.4 million was recognized in 2013.

3. Long-Term Debt

The following is a description of the Company’s debt as of December 31, 2014 and 2015, respectively:

	December 31, 2014	December 31, 2015
	(In thousands)
Senior secured credit facility	$70,000	$134,000
Rig loan agreement	4,456	2,620
Real estate lien note	4,333	4,112
	78,789	140,732
Less current maturities	(2,235)	(2,330)
	$76,554	$138,402

Maturities of long-term debt are as follows:

Year ending December 31, (In thousands)
2016	$2,330
2017	786
2018	134,262
2019	273
2020	285
Thereafter	2,796
$140,732

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of December 31, 2015, $134.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At December 31, 2015, we had a borrowing base of $165.0 million. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations.  The next redetermination will be effective on April 1, 2016. Outstanding borrowings in excess of the borrowing base must be repaid immediately or we must pledge additional oil and gas properties or other assets as collateral. We do not currently have any substantial unpledged assets and we may not have the financial resources to make any mandatory principal payments. In addition, a reduction of the borrowing base could also cause us to fail to be in compliance with the financial covenants described below. The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%—1.75%, depending on the utilization of the borrowing base, or, if we elect LIBOR plus 1.75%—2.75%, depending on the utilization of the borrowing base. At December 31, 2015, the interest rate on the credit facility was 2.92% based on 1-month LIBOR borrowings and level of utilization.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  We are also required as of the last day of each quarter to maintain a total debt to EBITDAX ratio of not more than 4.00 to 1.00.The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815, Derivatives and Hedging, and ASC 410-20 Asset Retirement Obligations, and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income, franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts plus expenses incurred in connection with the negotiation, execution, delivery and performance of the Credit Facility plus expenses incurred in connection with any acquisition permitted under the Credit Facility plus expenses incurred in connection with any offering of senior unsecured notes, subordinated debt or equity plus up to $1.0 million of extraordinary expenses in any 12-month period plus extraordinary losses minus all non-cash items of income which were included in determining consolidated net income, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, Raven Drilling’s rig loan and obligations with respect to surety bonds and derivative contracts.

At December 31, 2015 we were in compliance with all of our debt covenants. As of December 31, 2015, the interest coverage ratio was 13.16 to 1.00, the total debt to EBITDAX ratio was 3.05 to 1.00, and our current ratio was 1.37 to 1.00.

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

Rig Loan Agreement

On September 19, 2011, Raven Drilling entered into a rig loan agreement, secured by our Oilwell 2000 HP diesel electric drilling rig (the “Collateral”). The original principal amount of the note was $7.0 million and bears interest at 4.26%.  The note is payable in monthly interest and principal payments in the amount of $179,695. Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of December 31, 2014 and 2015, $4.5 million and $2.6 million, respectively, were outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note bears interest for five years at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the current bank prime rate plus 1.00% with a maximum rate of 7.25%. The maturity date of the note is July 20, 2023. As of December 31, 2014 and 2015, $4.3 million and $4.1 million, respectively, were outstanding on the note.

4. Property and Equipment

The major components of property and equipment, at cost, are as follows:

	Estimated Useful Life	December 31,
		2014	2015
	Years	(In thousands)
Oil and gas properties	—	$716,922	$787,683
Equipment and other	3-39	18,608	18,866
Drilling rig	15	22,075	22,578
		$757,605	$829,127

5.  Stock-Based Compensation and Option Plans

Stock Options

The Company’s 2005 Amended and Restated Employee Long-Term Equity Incentive Plan reserves 6.6 million shares of Abraxas common stock, subject to adjustment following certain events. Awards may be in options or shares of restricted stock. Options have a term not to exceed 10 years. Options issued under this plan vest according to a vesting schedule as determined by the compensation committee of the Company’s board of directors. Vesting may occur upon (1) the attainment of one or more performance goals or targets established by the committee, (2) the optionee’s continued employment or service for a specified period of time, (3) the occurrence of any event or the satisfaction of any other condition specified by the committee, or (4) a combination of any of the foregoing.

The Company utilizes a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees and directors. The fair value for these options was estimated at the date of grant using the following weighted average assumptions for 2013, 2014 and 2015:

	2013	2014	2015
Weighted average value per option granted during the period	$1.73	$2.44	$2.37
Assumptions:
Forfeiture rate (1)	4.1%	4.2%	4.5%
Expected dividend yield (2)	—%	—%	—%
Volatility (3)	81.2%	80.7%	81.1%
Risk free interest rate (4)	1.24%	2.05%	1.92%
Expected life (years) (5)	6.5	6.6	7.0
Fair value of options granted (in thousands)	$1,444	$2,666	$3,792

(1)    The estimated future forfeiture rate is based on the Company’s historical forfeiture rate.
(2)    The dividend yield is based on the fact the Company does not pay any dividends.
(3)     The volatility is based on the historical volatility of our stock for a period approximating the expected life.

(4)	The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted.

(5)	The expected life was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term.

The Company grants options to its officers, directors, and other employees under various stock option and incentive plans.

The following table is a summary of the Company’s stock option activity for the three years ended December 31:

	Options (000s)	Weighted average exercise price	Weighted average remaining life	Intrinsic value per share
Options outstanding December 31, 2012	4,761	$2.77

Granted	836	2.43
Exercised	(166)	1.18
Forfeited/Expired	(31)	2.58
Options outstanding December 31, 2013	5,400	$2.77

Granted	1,091	3.38
Exercised	(410)	2.71
Forfeited/Expired	(196)	3.08
Options outstanding December 31, 2014	5,885	$2.88

Granted	1,601	$3.22
Exercised	(164)	1.03
Forfeited/Expired	(514)	4.36
Options outstanding December 31, 2015	6,808	$2.89	6.4	$2.06
Exercisable at end of year	4,305		5.1	$1.97

Other information pertaining to the Company’s stock option activity for the three years ended December 31:

	2013	2014	2015
Weighted average grant date fair value of stock options granted (per share)	$1.73	$2.44	$2.37
Total fair value of options vested (000’s)	$1,670	$1,718	$2,035
Total intrinsic value of options exercised (000’s)	$275	$932	$124

As of December 31, 2015, the total compensation cost related to non-vested awards not yet recognized was approximately $3.8 million, which will be recognized in 2016 through 2019. For the years ended December 31, 2013, 2014 and 2015, we recognized $1.7 million, $1.8 million and $2.4 million, respectively, in stock-based compensation expense relating to options.

The following table represents the range of stock option prices and the weighted average remaining life of outstanding options as of December 31, 2015:

	Options outstanding			Exercisable
	Number outstanding	Weighted average remaining life	Weighted average exercise price	Number exercisable	Weighted average remaining life	Weighted average exercise price
0.99 - 1.99	1,519,079	3.99	$1.54	1,469,079	3.90	$1.52
2.00 - 2.99	1,374,300	6.11	$2.34	1,073,104	5.76	$2.32
3.00 - 3.99	3,068,600	8.05	$3.29	936,795	6.39	$3.53
4.00 - 4.99	675,750		$4.57	659,250	4.70	$4.58
5.00 - 5.99	99,000	8.36	$5.39	96,750	8.35	$5.38
6.00 - 6.28	71,000	0.26	$6.05	70,250	0.18	$6.05
	6,807,729			4,305,228

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense is recorded over the applicable restricted stock vesting periods. As of December 31, 2015, the total compensation cost related to non-vested awards not yet recognized was approximately $3.3 million, which will be recognized in 2016 through 2019. For the years ended December 31, 2013, 2014 and 2015, we recognized $0.4 million, $0.9 million and $1.5 million, respectively, in stock-based compensation expense related to restricted stock awards.

The following table is a summary of the Company’s restricted stock activity for the three years ended December 31:

	Number of Shares	Weighted average grant date fair value
Unvested December 31, 2012	482,025	$3.09
Granted	48,222	2.69
Vested/Released	(169,700)	2.66
Forfeited	(5,307)	3.08
Unvested December 31, 2013	355,240	$3.24
Granted	1,582,000	3.49
Vested/Released	(121,622)	3.64
Forfeited	(39,528)	3.44
Unvested December 31, 2014	1,776,090	$3.43
Granted	—	—
Vested/Released	(127,729)	3.38
Forfeited	(5,077)	2.56
Unvested December 31, 2015	1,643,284	$3.44

Director Stock Awards

Shares Reserved and Awards.  The 2005 Directors Plan (as amended and restated) reserves 1.9 million shares of Abraxas common stock, subject to adjustment following certain events. The 2005 Directors Plan provides that each year, at the first regular meeting of the board of directors immediately following Abraxas’ annual stockholder’s meeting, each non-employee director shall be granted or issued awards of 25,000 shares of Abraxas common stock, for participation in board and committee meetings during the previous calendar year. The maximum annual award for any one person is 100,000 shares of Abraxas common stock or options for common stock.  If options, as opposed to shares, are awarded, the exercise price shall be no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the committee.  In addition to the 12,000 shares or options, between April 2011 and April 2012, directors were compensated for their annual retainer fee of $27,500 in cash. In April 2012 the retainer fee was increased to $40,000 and remained at $40,000 through 2015. Beginning in 2016, the retainer fee will be reduced by 20% and paid one half in cash and one half in Abraxas common stock. The retainer fee for 2016 is $32,000.

At December 31, 2015, the Company had approximately 8.7 million shares reserved for future issuance for conversion of its stock options, and incentive plans for the Company’s directors, employees and consultants.

6.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	Years Ended December 31,
	2013	2014	2015
	(In thousands)
Deferred tax liabilities:
Hedge contracts	$—	$8,114	$9,578
Other	3,152	4,458	4,042
Total deferred tax liabilities	3,152	12,572	13,620
Deferred tax assets:
U.S. full cost pool	11,725	3,352	35,689
Canada full cost pool	4,081	—	—
Capital loss carryforward	—	12,325	7,767
Depletion carryforward	4,743	4,936	5,558
U.S. net operating loss carryforward	49,667	50,941	67,531
Canada net operating loss carryforward	5,736	—	—
Alternative minimum tax credit	1,369	1,104	757
Hedge contracts	1,397	—	—
Total deferred tax assets	78,718	72,658	117,302
Valuation allowance for deferred tax assets	(75,566)	(60,086)	(103,682)
Net deferred tax assets	3,152	12,572	13,620
Net deferred tax	$—	$—	$—

Significant components of the provision (benefit) for income taxes are as follows:

	Years ended December 31,
	2013	2014	2015
	(In thousands)
Current:
Federal	$632	$(276)	$(242)
State	68	(11)	(37)
	$700	$(287)	$(279)

Deferred:
Federal	$—	$—	$—
Foreign	—	—	—
	$—	$—	$—

At December 31, 2015, the Company had, subject to the limitation discussed below, $192.9 million of net operating loss carryforwards for U.S. tax purposes.  The U.S. federal loss carryforward will expire in varying amounts through 2035, if not utilized.

The use of our net operating loss carryforwards will be limited if there is an "ownership change" in our common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of December 31, 2015, we have not had an ownership change as defined by Section 382. In addition to any Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards. Therefore, the Company has established a valuation allowance of $75.6 million at December 31, 2013, $60.1 million at December 31, 2014 and $103.7 million at December 31, 2015.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Years ended December 31,
	2013	2014	2015
	(In thousands)
Tax (expense) benefit at U.S. statutory rates (35%)	$(13,771)	$(22,044)	$44,586
(Increase) decrease in deferred tax asset valuation allowance	14,146	15,480	(43,596)
Alternative minimum tax	—	—	568
Rate differential for non US income	(574)	(39)	—
State income taxes	(47)	—	—
Accrual of prior year federal taxes (2009 and 2013)	(81)	287	37
Permanent differences	(743)	(950)	(1,371)
Return to provision estimate revision	—	4,562	—
Tax benefit related to the sale of Canadian subsidiary	—	3,501	—
Increase in asset for partnership distribution	—	—	—
Other	370	(510)	55
	$(700)	$287	$279

During 2015, the Company increased deferred tax assets by $44.6 million related to increases in the full cost pool assets and net operating loss carryforward offset by a decrease in the net capital loss carryforward.  The deferred tax assets were fully offset by a valuation allowance which was reduced at the same time.

As of December 31, 2015, 2014 and 2013, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2012 through 2015 remain open to examination by the tax jurisdictions to which the Company is subject. The Company and Abraxas Energy Partners, L.P., which was merged into a wholly owned subsidiary of Abraxas, have undergone audits of their 2009 federal income tax returns. The audit of the federal income tax return of Abraxas Energy Partners, L.P. was completed with no changes. The audit of Abraxas Petroleum Corporation resulted in a notice of a proposed adjustment of $619,000. For the year ended December 31, 2012, the Company accrued $310,000 in income tax expense related to the audit of its 2009 federal tax return. This amount was determined by an analysis of what the amount that is greater than 50% likely to be paid upon final settlement. On July 23, 2013, we settled the assessment for $391,000 resulting in $81,000 being recognized as expense in 2013.

7.  Commitments and Contingencies

Operating Leases

The Company leases office space in Dickinson, North Dakota, Lusk, Wyoming and Denver, Colorado. During 2013, 2014 and 2015, rent expense incurred for the Dickinson, North Dakota office was $26,073, $26,265, and $27,165, respectively. The lease expires on October 31, 2016. Rent expense incurred for the Lusk, Wyoming office for 2013, 2014 and 2015 was $9,000 for each year. The lease expires on December 31, 2016. In 2013 the Company leased office space in Denver, Colorado, rent expense incurred on this lease was $2,834, $14,554 and $15,601 for 2013, 2014 and 2015, respectively. The lease expires on December 31, 2016.

Litigation and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  At December 31, 2015, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31:
	2013	2014	2015
	(In thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$46,841	$61,951	$(127,090)
Net (loss) income from discontinued operations	(8,194)	1,318	(20)
	$38,647	$63,269	$(127,110)
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	92,451	98,835	104,605
Effect of dilutive securities: Stock options and restricted shares	1,087	2,633	—
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	93,538	101,468	104,605

Net income (loss) per common share - basic
Continuing operations	$0.51	$0.63	$(1.21)
Discontinued operations	(0.09)	0.01	—
	$0.42	$0.64	$(1.21)

Net income (loss) per common share - diluted
Continuing operations	$0.50	$0.61	$(1.21)
Discontinued operations	(0.09)	0.01	—
	$0.41	$0.62	$(1.21)

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. For the year ended December 31, 2015, 624 potential shares relating to stock options and unvested restricted shares were excluded from the calculation of diluted income (loss) per share since their inclusion would have been anti-dilutive due to the loss incurred in the period. None of the dilutive shares were excluded for the years ended December 31, 2013 and 2014.

9.  Quarterly Results of Operations (Unaudited)

Selected results of operations for each of the fiscal quarters during the years ended December 31, 2014 and 2015 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2014
Net revenue	$25,518	$33,192	$43,874	$31,192
Operating income	$7,695	$12,603	$16,783	$2,842
Net income	$4,704	$3,034	$25,399	$30,132

Net income per common share – basic	$0.05	$0.03	$0.24	$0.29
Net income per common share – diluted	$0.05	$0.03	$0.24	$0.28

Year Ended December 31, 2015
Net revenue	$18,661	$18,944	$16,077	$13,348
Operating loss	$(4,535)	$(1,531)	$(63,438)	$(72,301)
Net loss	$(718)	$(6,601)	$(52,372)	$(67,419)

Net loss per common share – basic	$(0.01)	$(0.06)	$(0.50)	$(0.64)
Net loss per common share – diluted	$(0.01)	$(0.06)	$(0.50)	$(0.64)

10.  Benefit Plans

The Company has a defined contribution plan (401(k) plan) covering all eligible employees. In 2013, 2014 and 2015, in accordance with the safe harbor provisions of the plan, the Company contributed $284,865, $313,899 and $347,632, respectively, to the plan. The Company adopted the safe harbor provisions for its 401(k) plan which requires us to contribute a fixed match to each participating employee’s contribution to the plan. The fixed match is set at the rate of dollar for dollar on the first 1% of eligible pay contributed, then 50 cents on the dollar for each additional percentage point of eligible pay contributed, up to 5%. Employee’s eligible pay with respect to calculating the fixed match is limited by IRS regulations. In addition, the Board of Directors, at its sole discretion, may authorize the Company to make additional contributions to each participating employee’s plan. The employee contribution limit for 2013 and 2014 was $17,500 for employees under the age of 50 and $23,000 for employees 50 years of age or older. The 2015 employee contribution limit was $18,000 for employees under the age of 50 and $24,000 for employees 50 years of age or older.

11.  Hedging Program and Derivatives

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

The following table sets forth the summary position of our derivative contracts as of December 31, 2015:

Fixed Price Swaps:

Oil - WTI

Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2016	948	$84.10
2017	608	$78.55

Collar contracts combined with short puts (three-way collar):

	Daily Volume (Bbl)	Floor (Long Put)	Ceiling (Short Call)	Short Put
2016	1,000	$60.00	$71.00	$45.00

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value of Derivative Instruments as of December 31, 2014
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$12,214	Derivatives – current	$13
Commodity price derivatives	Derivatives – long-term	10,981	Derivatives – long-term	—
		$23,195		$13

Fair Value of Derivative Instruments as of December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$18,902	Derivatives – current	$—
Commodity price derivatives	Derivatives – long-term	8,463	Derivatives – long-term	—
		$27,365		$—

Gains and losses from derivative activities are reflected as “Loss (gain) on derivative contracts” in the accompanying Consolidated Statements of Operations.

12. Financial Instruments

There is a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets:
NYMEX Fixed Price Derivative contracts	$—	$23,195	$—	$23,195
Total Assets	$—	$23,195	$—	$23,195
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$13	$—	$13
Total Liabilities	$—	$13	$—	$13

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets:
NYMEX Fixed Price Derivative contracts	$—	$21,731	$—	$21,731
NYMEX Collars	—	—	5,634	5,634
Total Assets	$—	$21,731	$5,634	$27,365
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

The Company’s derivative contracts consist of NYMEX-based fixed price commodity swaps and NYMEX collars. The NYMEX-based fixed price derivative contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness. The fair value of the collar instruments are based on inputs that are not as observable as the fixed price swaps. In addition to the actively quoted market price, variables such as time value, volatility and other unobservable inputs are used. Accordingly, these instruments have been classified as Level 3.

Additional information for the Company's recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the year ended December 31, 2015.

(In thousands)
Unobservable inputs at January 1, 2015	$—
Changes in market value	8,474
Settlements during the period	(2,840)
Unobservable inputs at December 31, 2015	$5,634

Nonrecurring Fair Value Measurements

The Company follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As it relates to the Company, ASC 820-10 applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value and the initial recognition of asset retirement obligations for which fair value is used.

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligation is presented in Note 1.

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

13. Discontinued Operations

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

The following is a summary of the net assets of Canadian Abraxas as of October 31, 2014.

October 31, 2014

Current assets	$252

Oil and gas properties - net	659

Other assets	—
Total assets	911

Accounts payable	275

Accrued expenses	280
Total liabilities	555

Net assets of discontinued operation	$356

14. Subsequent Event

On March 11, 2016 the Company monetized its fourth quarter fixed price derivative contracts. The proceeds from this monetization of approximately $4.4 million will be used to pay down our credit facility. Simultaneously, the Company entered into new fixed price swaps as follows:

Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2016 (October - December)	2,500	$43.25
2017	1,300	$44.55
2018	1,500	$46.39

15.  Supplemental Oil and Gas Disclosures (Unaudited)

Information in the following tables is inclusive of Canadian operations through October 2014, which are presented in the basic financial statements as discontinued operations.

The accompanying table presents information concerning the Company’s oil and gas producing activities inclusive of discontinued operations “Disclosures about Oil and Gas Producing Activities.”  Capitalized costs relating to oil and gas producing activities are as follows:

	Years Ended December 31
	2014	2015
	(In thousands)
Proved oil and gas properties	$716,922	$787,683
Unproved properties	—	—
Total	716,922	787,683
Accumulated depreciation, depletion, amortization and impairment	(423,819)	(590,432)
Net capitalized costs	$293,103	$197,251

Cost incurred in oil and gas property acquisition and development activities are as follows:

	Years Ended December 31
	2013	2014	2015
	(In thousands)
Development costs	$93,878	$189,322	$68,631
Exploration costs	—	—	—
Property acquisition costs	—	—	—
Unproved	—	—	—
	$93,878	$189,322	$68,631

The results of operations for oil and gas producing activities, inclusive of discontinued operations, for the three years ended December 31, 2013, 2014 and 2015 are as follows:

	Years Ended December 31,
	2013	2014	2015
	(In thousands)
Revenues	$94,275	$134,883	$67,002
Production costs	(33,871)	(38,146)	(29,753)
Depreciation, depletion, and amortization	(26,072)	(42,945)	(38,040)
Proved property impairment	(6,025)	—	(128,573)
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$28,307	$53,792	$(129,364)
Depletion rate per barrel of oil equivalent	$16.59	$20.39	$17.44

Estimated Quantities of Proved Oil and Gas Reserves

The following table presents the Company’s estimate of its net proved oil and gas reserves as of December 31, 2013, 2014, and 2015.  Reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been predominately prepared by independent petroleum reserve engineers. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company’s proved reserves are located in the continental United States.

Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements; therefore, the unweighted average prior 12-month-first-day-of-the-month commodity prices and year-end costs were used in estimating reserve volumes and future net cash flows for the periods presented.

For the period ending December 31, 2015, proved producing reserves decreased by approximately 6.6 MMBOE, net, due primarily to shortened economic lives resulting from lower product price forecasts.

The Company added 28 new proved undeveloped Bakken locations during 2015 on the Company’s prospect acreage in McKenzie County, North Dakota, accounting for approximately 6.5 MMBOE of net reserves, 20 of which are in the Three Forks (second bench) locations which were proved during 2015 by local development results. There were also 8 downspaced locations added on the Yellowstone Unit by virtue of the fact that operatorship of that unit should pass to Abraxas, thereby allowing the implementation of the Company’s standard Bakken spacing plan.

The Company also gained proved undeveloped reserves of approximately 1.4 MMBOE net, due to the change in classification of 21 probable and possible undeveloped Bakken cases into the proved category. These locations achieved proved status by virtue of offsetting development activity during 2015. An equivalent volume of reserves was removed from the probable and possible undeveloped category as a result of this change in classification.

The Company also added 6 new Montoya proved undeveloped locations on the Company’s prospect acreage in Ward County, Texas.  These locations were added based on the performance of existing Montoya producers on the subject leasehold. Net reserves of approximately 6.5 MMBOE are attributable to these new locations.

The Company dropped 38 South Texas Eagle Ford proved undeveloped cases from its reserve report due to lack of economic viability at the lower commodity prices. These cases represented approximately 7.8 MMBOE of net reserves.

	Oil	NGL	Gas	Oil Equivalents
	(MBbl)	(MBbl)	(MMcf)	(MBoe)
Proved developed and undeveloped reserves:
Balance at December 31, 2012	17,342	2,614	61,184	30,152
Revisions of previous estimates	797	202	(5,123)	145
Extensions and discoveries	10,411	335	3,610	11,348
Sales of minerals in place	(6,785)	(963)	(8,141)	(9,105)
Production	(850)	(150)	(3,421)	(1,570)
Balance at December 31, 2013	20,915	2,038	48,109	30,970
Revisions of previous estimates	2,697	1,021	7,383	4,950
Extensions and discoveries	7,780	868	6,893	9,797
Sales of minerals in place	(608)	(12)	(3,614)	(1,223)
Production	(1,394)	(207)	(2,918)	(2,088)
Balance at December 31, 2014	29,390	3,708	55,853	42,406
Revisions of previous estimates	(9,301)	(389)	(7,017)	(10,859)
Extensions and discoveries	5,495	3,475	29,387	13,867
Sales of minerals in place	(13)	—	(181)	(43)
Production	(1,440)	(238)	(3,015)	(2,181)
Balance at December 31, 2015	24,131	6,556	75,027	43,190

Total

	Oil	NGL	Gas	Oil Equivalents
	(MBbl)	(MBbl)	(MMcf)	(MBoe)
	(In thousands)
Proved Developed Reserves:
December 31, 2013	6,846	1,464	31,572	13,572
December 31, 2014	10,162	2,006	34,677	17,948
December 31, 2015	10,022	1,956	31,298	17,194
Proved Undeveloped Reserves:
December 31, 2013	14,068	572	16,537	17,397
December 31, 2014	19,228	1,702	21,176	24,459
December 31, 2015	14,109	4,599	43,729	25,996

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The Company’s proved oil and gas reserves have been estimated by the Company with the assistance of an independent petroleum engineering firm (DeGolyer & MacNaughton) as of December 31, 2013, 2014 and 2015

The following information has been prepared in accordance with SEC rules and accounting standards based on the 12-month first-day-of-the-month unweighted average prices in accordance with provisions of the FASB’s Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas (Topic 932).” Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis and net operating losses associated with the properties.  Since prices used in the calculation are average prices for 2015, the standardized measure could vary significantly from year to year based on the market conditions that occurred during a given year.

The technical personnel responsible for preparing the reserve estimates at DeGolyer and MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer and MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis.    All reports by DeGolyer and MacNaughton were developed utilizing studies performed by DeGolyer and MacNaughton and assisted by the Engineering and Operations departments of Abraxas. Reserves are estimated by independent petroleum engineers.  The report of DeGolyer and MacNaughton dated February 4, 2016, which contains further discussions of the reserve estimates and evaluations prepared by DeGolyer and MacNaughton as well as the qualifications of DeGolyer and MacNaughton’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of proved reserves at December 31, 2013, 2014 and 2015 were based on studies performed by our independent petroleum engineers assisted by the Engineering and Operations departments of Abraxas.  The Engineering department is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering is the manager of this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and has 37 years of experience in reserve evaluations. The Vice President of Engineering is a Registered Professional Engineer in the State of Texas.  The operations department of Abraxas assisted in the process.

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

Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure. The table below sets forth the Standardized Measure of our proved oil and gas reserves for the three years ended December 31, 2013, 2014 and 2015:

	Years Ended December 31,
	2013	2014	2015
	(In thousands)
Future cash inflows	$2,244,846	$2,988,464	$1,241,334
Future production costs	(754,722)	(921,977)	(438,784)
Future development costs	(467,206)	(557,782)	(338,316)
Future income tax expense	(244,394)	(373,095)	—
Future net cash flows	778,524	1,135,610	464,234
Discount	(437,539)	(623,053)	(266,983)
Standardized Measure of discounted future net cash relating to proved reserves	$340,985	$512,557	$197,251

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following is an analysis of the changes in the Standardized Measure:

	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Standardized Measure, beginning of year	$278,145	$340,985	$512,557
Sales and transfers of oil and gas produced, net of production costs	(60,403)	(96,364)	(37,249)
Net change in prices and development and production costs from prior year	169,969	150,504	(488,160)
Extensions, discoveries, and improved recovery, less related costs	156,456	147,275	63,341
Sales of minerals in place	(125,533)	(15,042)	(197)
Revisions of previous quantity estimates	2,930	74,390	(49,602)
Change in timing and other	(62,861)	(82,653)	20,419
Change in future income tax expense	(45,532)	(40,636)	124,886
Accretion of discount	27,814	34,098	51,256
Standardized Measure, end of year	$340,985	$512,557	$197,251

The standardized measure is based on the following oil and gas prices over the life of the properties as of the following dates:

	Year Ended December 31,
	2013	2014	2015
Oil (per Bbl) (1)	$97.33	$95.28	$50.12
Gas (per MMbtu) (2)	$3.67	$4.35	$2.63
Oil (per Bbl) (3)	$95.90	$87.11	$41.25
Gas (per MMBtu) (4)	$3.65	$5.15	$2.36
NGL’s (per Bbl) (5)	$31.98	$37.91	$10.52
_____________________

(1)
The quoted oil price for the year ended December 31 of each year, 2013, 2014 and 2015 is the 12-month unweighted average first-day-of-the-month West Texas Intermediate spot price for each month of 2013, 2014 and 2015.

(2)	The quoted gas price for the year ended December 31, 2013, 2014 and 2015 is the 12-month unweighted average first-day-of-the-month Henry Hub spot price for each month of 2013, 2014 and 2015.

(3)	The oil price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.

(4)	The gas price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.

(5)	The NGL price is the realized price as of December 31 of each year after the appropriate differentials have been applied.

Exhibit Index

21.1	Subsidiaries of Abraxas Petroleum Corporation (Filed herewith).

23.1	Consent of BDO USA, LLP. (Filed herewith).

23.2	Consent of DeGolyer & MacNaughton. (Filed herewith).

31.1	Certification – Chief Executive Officer. (Filed herewith).

31.2	Certification – Chief Financial Officer. (Filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Report of DeGolyer and MacNaughton with respect to oil and reserves of Abraxas Petroleum. (Filed herewith).