Form 10-Q
period 2016-03-31
ABRAXAS PETROLEUM CORP
filed 2016-05-10
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of May 5, 2016 was 106,387,103.

Forward-Looking Information

We make forward-looking statements throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “will,” “plan,” “seek,” “may,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this report is generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  The factors that may affect our expectations regarding our operations include, among others, the following:

•	the prices we receive for our production and the effectiveness of our hedging activities;

•	the availability of capital including under our credit facility;

•	our success in development, exploitation and exploration activities;

•	declines in our production of oil and gas;

•	our restrictive debt covenants;

•	political and economic conditions in oil producing countries, especially those in the Middle East;

•	price and availability of alternative fuels;

•	our ability to procure services and equipment for our drilling and completion activities;

•	our acquisition and divestiture activities;

•	weather conditions and events;

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities; and

•	other factors discussed elsewhere in this report

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

“Exploratory well” is a well drilled to find and produce oil and or gas in an unproved area, to find a new reservoir in a field previously found to be producing in another reservoir, or to extend a known reservoir.

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

ABRAXAS PETROLEUM CORPORATION
FORM 10 – Q

Part I
FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$483	$3,540
Accounts receivable:
Joint owners, net	507	1,552
Oil and gas production sales	5,551	6,713
Other	389	1,241
	6,447	9,506

Derivative asset	13,091	18,902
Other current assets	699	726
Total current assets	20,720	32,674

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	788,037	787,683
Other property and equipment	41,466	41,444
Total	829,503	829,127
Less accumulated depreciation, depletion, amortization and impairment	(645,652)	(604,289)
Total property and equipment, net	183,851	224,838

Deferred financing fees, net	1,477	1,642
Derivative asset	5,892	8,463
Other assets	255	255
Total assets	$212,195	$267,872

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,651	$24,825
Joint interest oil and gas production payable	6,711	7,177
Accrued interest	107	115
Other accrued expenses	846	622
Derivative liability	10	—
Current maturities of long-term debt	6,350	2,330
Total current liabilities	23,675	35,069

Long-term debt – less current maturities	133,804	138,402
Other liabilities	257	257
Derivative liability long-term	356	—
Future site restoration	9,671	9,679
Total liabilities	167,763	183,407

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, par value $.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares; 106,387,103 and 106,346,001 issued and outstanding, respectively	1,064	1,063
Additional paid-in capital	314,698	313,852
Accumulated deficit	(271,330)	(230,450)
Total stockholders’ equity	44,432	84,465
Total liabilities and stockholders’ equity	$212,195	$267,872

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Oil and gas production revenues	$9,541	$18,646
Other	23	15
	9,564	18,661
Operating costs and expenses:
Lease operating	4,751	6,293
Production taxes	1,175	1,800
Rig expense	79	—
Depreciation, depletion, and amortization	5,892	12,069
Proved property impairment	35,085	—
General and administrative (including stock-based compensation of $807 and $810, respectively)	2,725	3,034
	49,707	23,196
Operating loss	(40,143)	(4,535)

Other (income) expense:
Interest income	—	(1)
Interest expense	1,238	834
Amortization of deferred financing fees	164	157
Gain on derivative contracts	(665)	(4,827)
	737	(3,837)
Loss from continuing operations before income tax	(40,880)	(698)
Income tax (expense) benefit	—	—
Net loss from continuing operations	(40,880)	(698)
Net loss from discontinued operations - net of tax	—	(20)
Net loss	$(40,880)	$(718)

Net loss per common share - basic
Continuing operations	$(0.39)	$(0.01)
Discontinued operations	—	—
	$(0.39)	$(0.01)

Net loss per common share - diluted
Continuing operations	$(0.39)	$(0.01)
Discontinued operations	—	—
	$(0.39)	$(0.01)
Weighted average shares outstanding:
Basic	104,709	104,415
Diluted	104,709	104,415

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(40,880)	$(718)
Loss from discontinued operations	—	(20)
Loss from continuing operations	(40,880)	(698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gain on derivative contracts	(665)	(4,827)
Derivative contract settlements	5,307	4,112
Monetization of derivative contracts	4,360	—
Depreciation, depletion, and amortization	5,892	12,069
Proved property impairment	35,085	—
Amortization of deferred financing fees	164	157
Accretion of future site restoration	135	139
Stock-based compensation	807	810
Non-cash director compensation	40	—
Changes in operating assets and liabilities:
Accounts receivable	3,059	9,083
Other assets	(227)	258
Accounts payable and accrued expenses	(15,567)	(48,191)
Net cash used in continuing operations	(2,490)	(27,088)
Net cash used in discontinued operations	—	(20)
Net cash used in operating activities	(2,490)	(27,108)

Investing Activities
Capital expenditures, including purchases and development of properties	(1,587)	(12,400)
Proceeds from the sale of oil and gas properties	1,597	—
Net cash provided by (used in) investing activities	10	(12,400)

Financing Activities
Proceeds from long-term borrowings	4,000	40,000
Payments on long-term borrowings	(4,578)	(385)
Deferred financing fees	1	(19)
Exercise of stock options	—	9
Net cash (used in) provided by financing activities	(577)	39,605

(Decrease) increase in cash and cash equivalents	(3,057)	97
Cash and cash equivalents at beginning of period	3,540	3,772
Cash and cash equivalents at end of period	$483	$3,869

Supplemental disclosures of cash flow information:
Interest paid	$1,110	$649

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations, and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants, and in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and the cash flows for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassification of prior period balances

Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

New Accounting Standards and Disclosures

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-06, Derivatives and hedging (Topic 815): Contingent put and call options in debt instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendment will be effective prospectively for reporting periods beginning on or after December 31, 2016, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company;s condensed consolidated financial statements.In March 2016, the FASB issued ASU No. 2016-08, Revenue from contracts with customers (Topic 606): Principal versus agent considerations (reporting revenue gross versus net), which clarifies the implementation guidance on principle versus agent considerations. The amendment will be effective prospectively for reporting periods beginning on or after December 31, 2017, and early adoption is not permitted. The Company is currently assessing the impact of the ASU on the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to employee share-based payment accounting, which includes provisions intended to simplify various aspects related to how share-based compensation payments are accounted for and presented in the financial statements. This amendment will be effective prospectively for reporting periods beginning on or after December 15, 2016, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company's condensed consolidated fianancial statements.

Stock-based Compensation and Option Plans

Stock Options

The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors.

The following table summarizes the Company’s stock-based compensation expense related to stock options for the periods presented:

Three Months Ended March 31,
2016	2015
$457	$417

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2016 (shares in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2015	6,808	$2.89	$2.06
Granted	1,964	$0.97	$0.65
Exercised	—	$—	$—
Cancelled	(100)	$5.19	$3.02
Outstanding, March 31, 2016	8,672	$2.43	$1.73

Additional information related to stock options at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Options exercisable	4,823	4,305

As of March 31, 2016, there was approximately $4.5 million of unamortized compensation expense related to outstanding stock options that will be recognized in 2016 through 2019.

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

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2016:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2015	1,643	$3.44
Granted	—	—
Vested/Released	(1)	3.28
Forfeited	—	—
Unvested, March 31, 2016	1,642	$3.44

The following table summarizes the Company’s stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended March 31,
2016	2015
$350	$393

As of March 31, 2016, there was approximately $3.0 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized in 2016 through 2019.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At March 31, 2016, our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves by approximately $35.1 million, resulting in the recognition of a proved property impairment of $35.1 million for the quarter ended March 31, 2016. Based on the first-day-of-the-month prices over the twelve months ended May 1, 2016, we anticipate recording additional write-downs in the carrying value of our oil and gas properties during the second quarter of 2016 of approximately $44.4 million. Impairment calculations did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. Further write-downs in subsequent quarters are reasonably likely to occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. For the period ended March 31, 2015, our net capitalized costs of oil and gas properties did not exceed the present value of our estimated proved reserves.

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable.

The Company accounts for future site restoration obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense in the accompanying condensed consolidated financial statements.

The following table summarizes the Company’s future site restoration obligation transactions for the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31, 2016	December 31, 2015
Beginning future site restoration obligation	$9,679	$9,495
New wells placed on production and other	—	307
Deletions related to property disposals and plugging costs	(161)	(793)
Accretion expense	135	565
Revisions and other	18	105
Ending future site restoration obligation	$9,671	$9,679

2.  Income Taxes

The Company records income taxes using the liability method. Under this method, Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three months ended March 31, 2016, there was no income tax benefit due to the fact we are in a loss position and have recorded a full valuation allowance against our net deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2016, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2012 through 2015 remain open to examination by the tax jurisdictions to which the Company is subject.

At December 31, 2015, the Company had, subject to the limitation discussed below, $192.9 million of net operating loss carryforwards for U.S. tax purposes.  The loss carryforward will expire in varying amounts through 2035, if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards therefore, we have established a valuation allowance of $103.7 million for deferred tax assets at December 31, 2015.

3. Long-Term Debt

The following is a description of the Company’s debt as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
Senior secured credit facility	$134,000	$134,000
Rig loan agreement	2,107	2,620
Real estate lien note	4,047	4,112
	140,154	140,732
Less current maturities	(6,350)	(2,330)
	$133,804	$138,402

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of March 31, 2016, $134.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations. The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base can never exceed the $300.0 million maximum commitment amount.

At March 31, 2016, we had a borrowing base of $165.0 million. On April 22, 2016, the credit facility was amended, which we refer to as the April 2016 Amendment, to set the borrowing base to $130.0 million in connection with the April 1 redetermination. In order to effectuate the reduction, we liquidated a portion of our hedge contracts and entered into new hedges for similar volumes. In connection with the hedge monetization (see Note 5), we received approximately $10.0 million of proceeds, which were used to repay borrowings under the credit facility. As part of the amendment, Societe Generale also waived any potential violation which the hedge liquidation could have caused. Unless the redetermination scheduled to occur with the delivery of our internal engineering report on or about August 31, 2016, which we refer to as the Fall 2016 Scheduled Redetermination, has become effective prior to October 1, 2016 the borrowing base will be automatically reduced to $120.0 million on October 1, 2016 unless it has been otherwise redetermined.

Effective April 1, 2016, in connection with the amendment discussed below; outstanding amounts under the credit facility bear interest (x) at any time an event of default exists, at 3% per annum plus the amounts set forth below, (y) between April 1, 2016 to the earlier of October 1, 2016 and the effective date of the Fall 2016 Scheduled Redetermination, 0.25% per annum plus the rates set forth below and (z) at all other times, at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%-1.75%, depending on the utilization of the borrowing base, or, if we elect, LIBOR plus, in each case,

1.75%-2.75% depending on the utilization of the borrowing base. At March 31, 2016, the interest rate on the credit facility was approximately 2.93% assuming LIBOR borrowings.

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

Each of our subsidiaries has guaranteed our obligations under the credit facility on a senior secured basis. Obligations under the credit facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of our and our subsidiary guarantors’ material property and assets, other than Raven Drilling. In connection with April 2016 Amendment, we also agreed to grant our lenders a security interest in our headquarters building (in addition to the lien granted to the lender under our building loan described below) and two ranches we own, none of which had previously secured our obligations under the credit facility.

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

At March 31, 2016 we were in compliance with all of our debt covenants. As of March 31, 2016, the interest coverage ratio was 11.67 to 1.00, the total debt to EBITDAX ratio was 3.07 to 1.00, and our current ratio was 2.23 to 1.00.

The credit facility contains a number of covenants that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness;

•	transfer or sell assets;

•	create liens on assets;

•	engage in transactions with affiliates other than on an “arm’s length” basis;

•	make any change in the principal nature of our business; and

•	permit a change of control.

In addition, in connection with the April 2016 Amendment, we also agreed to certain additional covenants including:

•	100% of the net proceeds from any sale of any of our properties occurring between April 1, 2016 and October 1, 2016 must be used to repay amounts outstanding under the credit facility;

•	100% of the net proceeds from any terminations of derivative contracts must be used to repay amounts outstanding under the credit facility;

•	if the sum of our cash on hand plus liquid investments exceeds $10.0 million, then the amount in excess of $10.0 million must be used to pay amounts outstanding under the credit facility; and

•	granting the lenders a security interest in at least 90% of the PV-10 of our proven reserves.

The credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities.

Rig Loan Agreement

On September 19, 2011, Raven Drilling entered into a rig loan agreement, secured by our Oilwell 2,000 HP diesel electric drilling rig (the “Collateral”). The original principal amount of the note was $7.0 million and bears interest at 4.26%.  The note is payable in monthly interest and principal payments in the amount of $179,695. Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of March 31, 2016 and December 31, 2015, $2.1 million and $2.6 million, respectively, were outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note bears interest at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the bank's then current prime rate plus 1.00% with a maximum rate of 7.25%. The maturity date of the note is July 20, 2023. As of March 31, 2016 and December 31, 2015, $4.0 million and $4.1 million, respectively, were outstanding on the note.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations	$(40,880)	$(698)
Net loss from discontinued operations	—	(20)
	(40,880)	(718)
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	104,709	104,415
Effect of dilutive securities: Stock options and restricted shares	—	—
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	104,709	104,415

Net loss per common share - basic
Continuing operations	$(0.39)	$(0.01)
Discontinued operations	—	—
	$(0.39)	$(0.01)

Net loss per common share - diluted
Continuing operations	$(0.39)	$(0.01)
Discontinued operations	—	—
	$(0.39)	$(0.01)

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed similar to basic; however diluted loss per share reflects the assumed conversion of all potentially dilutive securities. For the three months ended March 31, 2016, 1,642 potential shares related to unvested restricted shares were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive due to losses incurred in the periods.

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

The following table sets forth the summary position of our derivative contracts as of March 31, 2016:

Fixed price swaps:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2016 April - September	948	$84.10
2016 October - December	2,500	$43.25
2017	1,908	$55.39
2018	1,500	$46.39

Collar contracts combined with short puts (three-way collar)

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Floor (Long Put)	Ceiling (Short Call)	Short Put
2016	1,000	$60.00	$71.00	$45.00

On April 1, 2016, the Company monetized all of its April - September 2016 derivative contract positions for approximately $10.0 million, and simultaneously entered into new derivative contracts for the period April - September 2016 for 1,948Bbl per day at a fixed swap price of $39.04. Proceeds from the monetization were used to repay borrowings under the Company's credit facility.

The following table sets forth the summary position of our derivative contracts after the above transactions.

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2016 April - September	1,948	$39.04
2016 October - December	2,500	$43.25
2017	1,908	$55.39

2018	1,500	$46.39

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value of Derivative Instruments as of March 31, 2016
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$13,091	Derivatives – current	$10
Commodity price derivatives	Derivatives – long-term	5,892	Derivatives – long-term	356
		$18,983		$366

Fair Value of Derivative Instruments as of December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$18,902	Derivatives – current	$—
Commodity price derivatives	Derivatives – long-term	8,463	Derivatives – long-term	—
		$27,365		$—

Gains and losses from derivative activities are reflected as “Gain on derivative contracts” in the accompanying Condensed Consolidated Statements of Operations.

6. Financial Instruments

Assets and liabilities measured at fair value are categorized into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016
Assets:
NYMEX Fixed Price Derivative contracts	$—	$16,070	$—	$16,070
NYMEX Collars	—	—	2,913	2,913
Total Assets	$—	$16,070	$2,913	$18,983
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$366	$—	$366

Total Liabilities	$—	$366	$—	$366

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets:
NYMEX Fixed Price Derivative contracts	$—	$21,731	$—	$21,731
	—	—	5,634	5,634
Total Assets	$—	$21,731	$5,634	$27,365
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

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

The following is additional information for the Company's recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three months ended March 31, 2016.

Unobservable inputs at January 1, 2016	$5,634
Changes in market value	(1,356)
Settlements during the period	(1,365)
Unobservable inputs at March 31, 2016	$2,913

Nonrecurring Fair Value Measurements

The Company follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As it relates to the Company, ASC 820-10 applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value and the initial recognition of future site restoration obligations for which fair value is used.

The future site restoration obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s future site restoration is presented in Note 1.

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. The carrying value of our debt approximates fair value as the interest rates are market rates and this debt is considered Level 2.

7. Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2016, the Company was not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016, and the historical unaudited condensed consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report. Excluded from this discussion are the results of Canadian Abraxas which was sold on October 31, 2014. The results of these foreign operations are included as discontinued operations in the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Except as otherwise noted, all tabular amounts are in thousands, except per unit values.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Oil and gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide demand for, and supplies of oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL, and gas prices in the future.  The market price of oil and condensate, NGL and gas in 2015 and during the first quarter of 2016 have impacted the amount of cash generated from operating activities, and have in turn impacted our financial position.

During the three months ended March 31, 2016, the NYMEX future price for oil averaged $33.63 per Bbl as compared to $48.59 per Bbl in 2015. During the three months ended March 31, 2016, the NYMEX future spot price for gas averaged $1.98 per MMBtu compared to $2.82 per MMBtu in 2015. Prices closed on March 31, 2016 at $38.34 per Bbl of oil and $1.96 per MMBtu of gas, compared to closing on March 31, 2015 at $48.68 per Bbl of oil and $2.64 per MMBtu of gas.  If commodity prices remain at these levels or continue to decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices remain depressed or continue to decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the three months ended March 31, 2016 and 2015:

	Oil - NYMEX		Gas - NYMEX
	2016	2015	2016	2015
Average realized price (1)	$26.21	$39.52	$0.99	$2.51
Average NYMEX price	$33.63	$48.59	$1.98	$2.82
Differential	$(7.42)	$(9.07)	$(0.99)	$(0.31)
_____________________________________
(1) Excludes the impact of derivative activities.

At March 31, 2016, our derivative contracts consisted of fixed price swaps and three-way collar contracts. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party. Three-way collar contracts combine a long put, a short put and a short call. Under a collar, we pay the counterparty if the market price is above the ceiling price (short call) and the counterparty pays us if the market price is below the floor price (long put). The use of the long put combined with a short put allows us to sell a call at a higher price, thus establishing a higher ceiling and limits our exposure to future settlement payments while also restricting our downward risk to the difference between the long put and the short put if the price drops below the price of the short put. This allows us to settle our contracts for the market price plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price.

Our derivative contracts equate to approximately 67% of the estimated oil production from our net proved developed producing reserves (based on our reserve estimates as of March 31, 2016) through December 31, 2016, 90% in 2017, and 88% in 2018. By removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have in the past and will in the future sustain losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain gains on our commodity derivative contracts. For the three months ended March 31, 2016, we incurred a gain of $0.7 million, consisting of a gain of $5.3 million on closed contracts and a loss of $4.6 million related to our open contracts. For the three months ended March 31, 2015, we incurred a gain of $4.8 million consisting of a gain of $3.6 million on closed contracts and a gain of $1.2 million related to open contracts.  We have not designated any of these derivative contracts as a hedge as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at March 31, 2016:

Fixed Price Swaps:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2016 April - September	948	$84.10
2016 October - December	2,500	$43.25
2017	1,908	$55.39
2018	1,500	$46.39

Collar contracts combined with short puts (three-way collar)

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Floor (Long Put)	Ceiling (Short Call)	Short Put
2016	1,000	$60.00	$71.00	$45.00

At March 31, 2016, the aggregate fair market value of our commodity derivative contracts was an asset of approximately $18.6 million.

On April 1, 2016 we monetized our April - September 2016 derivative positions for approximately $10.0 million and simultaneously entered into new derivative contracts for the period April - September 2016 for 1,948 Bbl per day at a fixed swap price of $39.04. Proceeds from the monetization were used to re-pay borrowings under our credit facility.

The following table sets forth the summary position of our derivative contracts after the above transactions:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2016 April - September	1,948	$39.04
2016 October - December	2,500	$43.25
2017	1,908	$55.39
2018	1,500	$46.39

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.   Based on the reserve information set forth in our reserve estimates as of December 31, 2015, we anticipate our proved developed producing reserves to decline 33%, 26% and 15% in 2017, 2018 and 2019, respectively. Thereafter our reserves are expected to decline an estimated 10% annually.  These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects.

We had capital expenditures during the three months ended March 31, 2016 of $1.6 million related to our exploration and development activities. We anticipate making capital expenditures in 2016 of approximately $40.0 million. This budget assumes an improvement in commodity prices by the summer of 2016, and re-starting the Raven Rig #1. However, if commodity prices stay at current levels or decline further and we elect to keep the Raven Rig #1 idled, our capital expenditures could be approximately $17.5 million which we intend to fund primarily with cash flows from operations and borrowings under our credit facility. Substantially all of the $17.5 million would be spent on completing previously drilled wells in the Bakken/Three Forks in the Rocky Mountain region.  The 2016 capital expenditure budget is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil and gas, the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Total production (MBoe)	538	593
Average daily production (Boepd)	5,916	6,590
% Oil/ NGL	76%	78%

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, and if appropriate opportunities presents themselves, issuing debt or equity securities, selling assets or monetizing our derivative instruments, although we may not be able to complete any such transactions on terms acceptable to us, if at all.  As of March 31, 2016 we had approximately $134.0 million outstanding During March 2016, Société Générale, as Administrative Agent under Abraxas’ credit facility, and Abraxas agreed to a $130.0 million borrowing base to take effect on April 1, 2016, requiring a reduction in total borrowings by that date. In order to effectuate the reduction, Société Générale and Abraxas agreed to liquidate a portion of Abraxas’ derivative contracts and to enter into new derivative contracts for similar volumes. Société Générale also agreed to waive any potential violation which the liquidation of the derivative contracts could have caused and memorialized that waiver in connection with the April 2016 Amendment. . As of May 5, 2016 the balance of the credit facility was $123.0 million, with availability of $7.0 million. Unless the Fall 2016 Scheduled Redetermination has become effective prior to October 1, 2016, our borrowing base will be automatically reduced to $120.0 million on October 1, 2016 unless it has been otherwise redetermined before that date.

Borrowings and Interest.  At March 31, 2016, we had a total of $134.0 million outstanding under our credit facility and total indebtedness of $140.2 million (including the current portion). In connection with the borrowing base redetermination in April 2016, our borrowing base was reduced to $130.0 million and the amount outstanding under the credit facility was reduced to $124.0 million with proceeds from restructuring of our derivative contracts. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2015, we operated properties accounting for approximately 95% of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. Over the five years ended December 31, 2015, we drilled or participated in 145 gross (55.8 net) wells of which 97% were productive.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility may also decline. In addition, approximately 60% of our estimated proved reserves on a BOE basis (19% on a PV-10 basis) at December 31, 2015 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves or develop our existing undeveloped reserves, in which case our results of operations and financial condition could be adversely affected.

Operational Update

On the Stenehjem Super Pad, we are preparing our six Bakken/Three Forks wells for fracture stimulation in late June/early July 2016.  Abraxas anticipates first production from these wells in the third quarter of 2016.   Abraxas owns a working interest of approximately 78% in the Stenehjem 10H-15H.

2016 Outlook

Market prices for oil, gas and NGL are inherently volatile. Accordingly, we cannot predict with certainty the future prices for the commodities we produce and sell. Current market fundamentals indicate prices for oil, gas and NGL will continue to be depressed for much of 2016. Although changes in OPEC production strategies, geopolitical risks or other factors could impact current forecasts, we anticipate weak commodity prices throughout 2016. Depressed prices for oil and gas will likely have a material adverse effect on our results of operations and liquidity. Our primary sources of liquidity are cash flow from operations, borrowings under our credit facility, sales of non-core assets and other capital transactions, when available. Cash flow from operations is sensitive to many variables, the most volatile of which is the price of the oil, gas and NGL we produce and sell. Our consolidated cash flow from operations decreased in the first three months of 2016 as a result of the significant decrease in commodity prices compared to the first quarter of 2015. Availability under our credit facility is currently subject to a borrowing base of $130.0 million. The borrowing base is subject to scheduled semiannual (April 1 and October 1) and other elective borrowing base redeterminations. Unless the Fall 2016 Scheduled Redetermination has become effective prior to October 1, 2016, the borrowing base will be automatically reduced to $120.0 million on October 1, 2016 unless it has been otherwise redetermined prior to that date. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. The lenders under our credit facility can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our credit facility.

As a result of the sharp decline in commodity prices, we recorded an impairment to our proved properties of $128.6 million for the year ended December 31, 2015 and an additional impairment of $35.1 million for the first quarter of 2016. We expect to record additional impairments of our oil and gas properties during 2016 as a result of declining oil and gas prices. We estimate the impairment for the second quarter of 2016 could be approximately $44.4 million. The amount of any such impairment is contingent upon many factors such as the price of oil, gas and NGL for the remainder of 2016, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

While we will continue to operate and develop our portfolio of assets, we are committed to protecting our balance sheet and managing our capital programs to be within our cash flow from operations. As a result, we can significantly reduce our capital budget in response to lower commodity prices. We are also committed to reducing our general and administrative, or G&A and field-level operating costs commensurate with our reduced, but focused, activity level. Abraxas President and CEO took a voluntary salary reduction of 20% effective September 1, 2015, effective February 1, 2016, the remaining named executive officers of Abraxas took a voluntary salary reduction of 20% and other employees, depending on salary thresholds, took voluntary cuts of 10% - 20%. It is anticipated that these reductions will reduce G&A expense by approximately $0.8 million during 2016.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended March 31,
	2016	2015
Operating revenue (1):
Oil sales	$8,565	$15,917
Gas sales	773	2,004
NGL sales	203	725
Other	23	15

Total operating revenues	$9,564	$18,661
Operating loss	$(40,143)	$(4,535)
Oil sales (MBbls)	327	403
Gas sales (MMcf)	778	798
NGL sales (MBbls)	82	57
Oil equivalents (MBoe)	538	593
Average oil sales price (per Bbl)(1)	$26.21	$39.52
Average gas sales price (per Mcf)(1)	$0.99	$2.51
Average NGL sales price (per Bbl)	$2.48	$12.63
Average oil equivalent sales price (Boe) (1)	$17.72	$31.44
___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

 Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Operating Revenue. During the three months ended March 31, 2016, operating revenue decreased to $9.6 million from $18.7 million for the same period of 2015. The decrease in revenue was primarily due to significantly lower prices for all products as well as lower sales volumes for oil and gas. Lower oil and gas sales volumes negatively impacted revenue by approximately $3.1 million for the three months ended March 31, 2016. Significant decreases in prices for all products had a negative impact of approximately $6.4 million on operating revenue for the three months ended March 31, 2016.

Oil sales volumes decreased to 327 MBbl during the three months ended March 31, 2016 from 403 MBbl for the same period of 2015. The decrease in oil sales volume was primarily due to natural field declines. Production decreases were offset by new wells brought on line since the first quarter of 2015 which contributed 130 MBbl for the three months ended March 31, 2016. Gas sales volumes decreased to 778 MMcf for the three months ended March 31, 2016 from 798 MMcf for the same period of 2015. The decrease in gas production was due to natural declines as well as pipeline constraints. The decrease was partially offset by new wells brought on line since March 31, 2015 which contributed 203 MMcf for the three months ended March 31, 2016. NGL sales volumes increased to 82 MBbl for the three months ended March 31, 2016 from 57 MBbl for the same period of 2015. The increase in NGL sales was primarily due to more gas production in the Rocky Mountain Region which has a higher NGL content. NGL sales were negatively impacted by plant and pipeline issues in North Dakota and West Texas.

Lease Operating Expenses (“LOE”). LOE for the three months ended March 31, 2016 decreased to $4.8 million from $6.3 million for the same period in 2015. Due to the decline in commodity prices, there has been a decrease in the cost of services. Additionally we have focused on lowering LOE and shutting in marginal wells. We have also significantly reduced our non-recurring projects. LOE per Boe for the three months ended March 31, 2016 was $8.82 compared to $10.61 for the same period of 2015. The decrease per Boe was due to lower costs incurred for the three months ended March 31, 2016 as compared to the same period of 2015.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended March 31, 2016 decreased to $1.2 million from $1.8 million for the same period of 2015. The decrease was due to lower commodity prices and lower sales volumes.
General and Administrative (“G&A”) Expenses. G&A expenses, excluding stock-based compensation, for the three months ended March 31, 2016 decreased to $1.9 million from $2.2 million for the same period of 2015. G&A expense per Boe, excluding stock-based compensation, was $3.56 for the quarter ended March 31, 2016 compared to $3.75 for the same period of 2015. The decrease per Boe was primarily due to lower costs offset by lower sales volumes.
Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended March 31, 2016 and 2015, stock-based compensation was constant at $0.8 million.
Depreciation, Depletion and Amortization (“DD&A”) Expenses. DD&A expense for the three months ended March 31, 2016 decreased to $5.9 million from $12.1 million for the same period of 2015. The decrease was primarily the result of a further decrease in future development costs in our March 31, 2016 reserve report. DD&A expense per Boe for the three months ended March 31, 2016 was $10.94 compared to $20.35 in 2015.
Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, which is equal to the PV-10 of the proved reserves, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of March 31, 2016, our net capitalized costs of oil and gas properties exceeded the present value of our estimated proved reserves by approximately $35.1 million, resulting in the recognition of a proved property impairment of the same amount. Based on the first-day-of-the-month prices over the twelve months ended May 1, 2016, we anticipate recording further write-downs in the carrying value of our oil and gas properties during the remainder of 2016.

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
Interest Expense. Interest expense for the three months ended March 31, 2016 increased to $1.2 million from $0.8 million for the same period of 2015. The increase was primarily due to higher debt levels in 2016 as compared to the same period of 2015.

Gain on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts, therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of commodity swaps and three way collar contracts. The estimated value of our commodity derivative contracts was an asset of approximately $18.6 million and $27.4 million as of March 31, 2016 and December 31, 2015, respectively. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the three months ended March 31, 2016, we recognized a gain on our commodity derivative contracts of $0.7 million, consisting of a gain on our closed contracts of $5.3 million and a loss of $4.6 million relating to our open contracts. For the three months ended March 31, 2015, we recognized a gain on our commodity derivative contracts of $4.8 million, consisting of a gain of $3.6 million on our closed contracts and a gain of $1.2 million related to our open contracts. We monetized a portion of our derivative contracts in April 2016. Cash flows from future settlements are expected to decrease as a result.
Income Tax Expense. For the three months ended March 31, 2016 and 2015 there was no income tax expense recognized as we are in a loss position and have recorded a full valuation allowance against our deferred tax assets.
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

Capital Expenditures. Capital expenditures for the three months ended March 31, 2016 and 2015 were $1.6 million and $12.4 million, respectively.

The table below sets forth the components of these capital expenditures:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Expenditure category:
Exploration/Development	$1,565	$12,212
Facilities and other	22	188
Total	$1,587	$12,400

During the three months ended March 31, 2016 and 2015 our expenditures were primarily for development of our existing properties. We anticipate making capital expenditures in 2016 of approximately $40.0 million. This budget assumes an improvement in commodity prices by the summer of 2016, and re-starting the Raven Rig #1. However, if commodity prices stay at current levels or decline further and we elect to keep the Raven Rig #1 idled, our capital expenditures could be approximately $17.5 million which we intend to fund primarily with cash flows from operations, borrowings under our credit facility, sales of non-core assets and other capital transactions, when available. Substantially all of the $17.5 million would be spent on completing previously drilled wells in the Bakken/Three Forks in the Rocky Mountain region. The 2016 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise.  Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas continue to remain at depressed levels or decline further, our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(2,490)	$(27,088)
Net cash provided by (used in) investing activities	10	(12,400)
Net cash (used in) provided by financing activities	(577)	39,605
Total	$(3,057)	$117

Operating activities for the three months ended March 31, 2016 used $2.5 million in cash compared to using $27.1 million in the same period of 2015. Non-cash expense items and, net changes in operating assets and liabilities accounted for most of these funds. Investing activities provided $0.01 million during the three months ended March 31, 2016, proceeds from sales of oil and gas properties of $1.60 million offset expenditures of $1.59 million. Investing activities for the three months ended March 31, 2015 used $12.4 million. Funds used during the three months ended March 31, 2016 and 2015 were primarily for the development of our existing properties. Financing activities used $0.6 million for the three months ended March 31, 2016 compared to providing $39.6 million for the same period of 2015. Funds used during the three months ended March 31, 2016 were primarily payments on borrowings under our credit facility offset by proceeds of borrowings under the credit facility. Funds provided during the three months ended March 31, 2015 were primarily proceeds from borrowings under our credit facility.

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

Cash from operating activities is dependent upon commodity prices and production volumes.  Depressed commodity prices have reduced, and further decreases in commodity prices from current levels could reduce our cash flows from operations.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including availability of capital and the risk that no commercially productive oil and gas reservoirs will be found.  If our proved reserves decline in the future, our production could also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility could also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 60% of our total estimated proved reserves on a BOE basis (19% on a PV-10 basis) at December 31, 2015 were classified as undeveloped.

We have in the past, and may in the future, sell producing properties. We have also sold debt and equity securities in the past, and may sell additional debt and equity securities in the future when the opportunity presents itself.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of March 31, 2016:

	Payments due in twelve month periods ending:
Contractual Obligations (In thousands)	Total	March 31, 2017	March 31, 2018-2019	March 31, 2020-2021	Thereafter
Long-term debt (1)	$140,154	$6,350	$130,517	$564	$2,723
Interest on long-term debt (2)	9,824	4,131	5,197	260	236
Lease obligations (3)	32	32	—	—	—
Total	$150,010	$10,513	$135,714	$824	$2,959
___________________________

(1)	These amounts represent the balances outstanding under our credit facility, the rig loan agreement and the real estate lien note. These payments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3)
Lease on office space in Dickinson, North Dakota, which expires on October 31, 2016, office space in Lusk, Wyoming, which will expire on December 31, 2016 and office space in Denver, Colorado which will expire on December 31, 2016.

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At March 31, 2016, our reserve for these obligations totaled $9.7 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At March 31, 2016 we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At March 31, 2016, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

 Long-Term Indebtedness.

Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Credit facility	$134,000	$134,000
Rig loan agreement	2,107	2,620
Real estate lien note	4,047	4,112
	140,154	140,732
Less current maturities	(6,350)	(2,330)
	$133,804	$138,402

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of March 31, 2016, $134.0 million was outstanding under the credit facility.

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

At March 31, 2016, we had a borrowing base of $165.0 million. During March 2016, Société Générale, as Administrative Agent under Abraxas’ credit facility, and Abraxas agreed to a $130.0 million borrowing base to take effect on April 1, 2016, requiring a reduction in total borrowings by that date. In order to effectuate the reduction, Société Générale and Abraxas agreed to liquidate a portion of Abraxas’ derivative contracts and to enter into new derivative contracts for similar volumes. Société Générale also agreed to waive any potential violation which the liquidation of the derivative contracts could have caused and memorialized that waiver in connection with the April 2016 Amendment. Unless the Fall 2016 Scheduled Redetermination has become effective prior to October 1, 2016, the borrowing base will be automatically reduced to $120.0 million on October 1, 2016 unless it has been otherwise redetermined prior to that date. Our borrowing base can never exceed the $300.0 million maximum commitment amount.

Effective April 1, 2016, outstanding amounts under the credit facility bear interest (x) at any time an event of default exists, at 3% per annum plus the amounts set forth below, (y) between April 1, 2016 to the earlier of October 1, 2016 and the effective date of the Fall 2016 Scheduled Redetermination, 0.25% per annum plus the rates set forth below and (z) at all other times, at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%-1.75%, depending on the utilization of the borrowing base, or, if we elect, LIBOR plus, in each case, 1.75%-2.75%

depending on the utilization of the borrowing base. At March 31, 2016, the interest rate on the credit facility was approximately 2.93% assuming LIBOR borrowings.

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

Each of our subsidiaries has guaranteed our obligations under the credit facility on a senior secured basis. Obligations under the credit facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of our and our subsidiary guarantors’ material property and assets, other than Raven Drilling. In connection with the April 2016 Amendment, we also agreed to grant our lenders a security interest in our headquarters building (in addition to the lien granted to the lender under our building loan described below) and two ranches we own, none of which had previously secured our obligations under the credit facility.

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

At March 31, 2016 we were in compliance with all of our debt covenants. As of March 31, 2016, the interest coverage ratio was 11.67 to 1.00, the total debt to EBITDAX ratio was 3.07 to 1.00, and our current ratio was 2.23 to 1.00.

The credit facility contains a number of covenants that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness;

•	transfer or sell assets;

•	create liens on assets;

•	engage in transactions with affiliates other than on an “arm’s length” basis;

•	make any change in the principal nature of our business; and

•	permit a change of control.

In addition, in connection with the April 2016 Amendment redetermination of the borrowing base, we agreed to certain additional covenants including:

•	100% of the net proceeds from any sale of any of our properties occurring between April 1, 2016 and October 1, 2016 must be used to repay amounts outstanding under the credit facility;

•	100% of the net proceeds from any terminations of derivative contracts must be used to repay amounts outstanding under the credit facility;

•	if the sum of our cash on hand plus liquid investments exceeds $10.0 million, then the amount in excess of $10.0 million must be used to pay amounts outstanding under the credit facility; and

•	granting the lenders a security interest in at least 90% of the PV-10 of our proven reserves.

The credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities.

Rig Loan Agreement

On September 19, 2011 Raven Drilling entered into a rig loan agreement, secured by our Oilwell 2,000 HP diesel electric drilling rig (the “Collateral”). The principal amount of the note was $7.0 million and bears interest at 4.26%.  The note is payable in monthly interest and principal payments in the amount of $179,695. Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of March 31, 2016 and December 31, 2015, $2.1 million and $2.6 million, respectively, were outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note bears interest at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the bank's then current prime rate plus 1.00% with a maximum rate of 7.25%. The maturity date of the note is July 20, 2023. As of March 31, 2016 and December 31, 2015, $4.0 million and $4.1 million, respectively, were outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We have entered into commodity swaps on approximately 67% of our estimated oil production from our net proved developed producing reserves (based on reserve estimates as of March 31, 2016) through December 31, 2016, 90% for 2017, and 88% for 2018.

By removing a portion of price volatility on our future oil and gas production, we believe that we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow on the portion of the production that has been hedged.  We have sustained, and in the future will sustain, losses on our derivative contracts when market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain gains on our commodity derivative contracts.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the three months ended March 31, 2016, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $1.0 million. If commodity prices remain at their current levels the impact on operating revenues and cash flow, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

Derivative Instrument Sensitivity

At March 31, 2016, the aggregate fair market value of our commodity derivative contracts was an asset of approximately $18.6 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. A 10% increase or decrease in commodity price futures could cause an equivalent change in fair value of our contracts and accordingly our gains and losses on the contracts.

For the three months ended March 31, 2016, we recognized a gain of $5.3 million on our closed contracts and a loss of $4.6 million related to our open commodity derivative contracts.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of March 31, 2016, we had $134.0 million of outstanding indebtedness under our credit facility and $ 123.0 million at May 5, 2016. Effective April 1, 2016, outstanding amounts under the credit facility bear interest (x) at any time an event of default exists, at 3% per annum plus the amounts set forth below, (y) between April 1, 2016 to the earlier of October 1, 2016 and the effective date of the Fall 2016 Scheduled Redetermination, 0.25% per annum plus the rates set forth below and (z) at all other times, at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%-1.75%, depending on the utilization of the borrowing base, or, if we elect, LIBOR plus, in each case, 1.75%-2.75% depending on the utilization of the borrowing base. At April 1, 2016, the interest rate on the credit facility was approximately 2.93% assuming LIBOR borrowings. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.3 million on an annual basis, based on our outstanding indebtedness as of March 31, 2016.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2016 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.              Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At March 31, 2016, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on its financial position or results of operations.

Item 1A.           Risk Factors.

In addition to the other information set forth in this report, you should carefully consider 4he factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Abraxas. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date	May 10, 2016	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	May 10, 2016	By: /s/Geoffrey R. King
GEOFFREY R. KING,
Vice President and
Principal Financial Officer

Date	May 10, 2016	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Principal Accounting Officer