Form 10-Q
period 2016-06-30
ABRAXAS PETROLEUM CORP
filed 2016-08-09
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of August 5, 2016 was 135,038,301.

Forward-Looking Information

We make forward-looking statements throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “will,” “plan,” “seek,” “may,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this report is generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  The factors that may affect our expectations regarding our operations include, among others, the following:

•	the prices we receive for our production and the effectiveness of our hedging activities;

•	the availability of capital including under our credit facility;

•	our success in development, exploitation and exploration activities;

•	declines in our production of oil and gas;

•	our indebtedness and the significant amount of cash required to service our indebtedness;

•	limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by our bank credit facility and restrictive debt covenants;

•	our ability to make planned capital expenditures;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and natural gas prices;

•	political and economic conditions in oil producing countries, especially those in the Middle East;

•	price and availability of alternative fuels;

•	our ability to procure services and equipment for our drilling and completion activities;

•	our acquisition and divestiture activities;

•	weather conditions and events;

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities; and

•	other factors discussed elsewhere in this report.

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

ABRAXAS PETROLEUM CORPORATION
FORM 10 – Q

Part I
FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,840	$3,540
Accounts receivable:
Joint owners, net	774	1,552
Oil and gas production sales	6,143	6,713
Other	264	1,241
	7,181	9,506

Derivative asset	1,029	18,902
Other current assets	552	726
Total current assets	10,602	32,674

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	789,189	787,683
Other property and equipment	41,479	41,444
Total	830,668	829,127
Less accumulated depreciation, depletion, amortization and impairment	(680,057)	(604,289)
Total property and equipment, net	150,611	224,838

Deferred financing fees, net	1,122	1,642
Derivative asset	1,030	8,463
Other assets	580	255
Total assets	$163,945	$267,872

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,316	$24,825
Joint interest oil and gas production payable	6,218	7,177
Accrued interest	62	115
Other accrued expenses	1,092	622
Derivative liability	4,100	—
Current maturities of long-term debt	1,834	2,330
Total current liabilities	25,622	35,069

Long-term debt – less current maturities	98,743	138,402
Other liabilities	257	257
Derivative liability long-term	4,002	—
Future site restoration	9,813	9,679
Total liabilities	138,437	183,407

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares; 135,136,663 and 106,346,001 issued and outstanding, respectively	1,351	1,063
Additional paid-in capital	342,424	313,852
Accumulated deficit	(318,267)	(230,450)
Total stockholders’ equity	25,508	84,465
Total liabilities and stockholders’ equity	$163,945	$267,872

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Oil and gas production revenues	$11,004	$18,937	$20,545	$37,583
Other	4	7	27	22
	11,008	18,944	20,572	37,605
Operating costs and expenses:
Lease operating	4,259	6,277	9,010	12,570
Production taxes	1,227	1,886	2,402	3,686
Rig expense	263	—	342	—
Depreciation, depletion, and amortization	5,669	8,810	11,561	20,879
Proved property impairment	28,735	—	63,820	—
General and administrative (including stock-based compensation of $835, $1,440, $1,643 and $2,250, respectively)	2,753	3,502	5,478	6,536
	42,906	20,475	92,613	43,671
Operating loss	(31,898)	(1,531)	(72,041)	(6,066)

Other (income) expense:
Interest income	(1)	—	(1)	(1)
Interest expense	1,152	958	2,390	1,792
Amortization of deferred financing fees	448	163	612	320
Loss (gain) on derivative contracts	13,440	3,949	12,775	(878)
	15,039	5,070	15,776	1,233
Loss from continuing operations before income tax	(46,937)	(6,601)	(87,817)	(7,299)
Income tax (expense) benefit	—	—	—	—
Net loss from continuing operations	(46,937)	(6,601)	(87,817)	(7,299)
Net loss from discontinued operations - net of tax	—	—	—	(20)
Net loss	$(46,937)	$(6,601)	$(87,817)	$(7,319)

Net loss per common share - basic
Continuing operations	$(0.40)	$(0.06)	$(0.80)	$(0.07)
Discontinued operations	—	—	—	—
	$(0.40)	$(0.06)	$(0.80)	$(0.07)

Net loss per common share - diluted
Continuing operations	$(0.40)	$(0.06)	$(0.80)	$(0.07)
Discontinued operations	—	—	—	—
	$(0.40)	$(0.06)	$(0.80)	$(0.07)
Weighted average shares outstanding:
Basic	116,120	104,423	110,415	104,423
Diluted	116,120	104,423	110,415	104,423

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(87,817)	$(7,319)
Loss from discontinued operations	—	(20)
Loss from continuing operations	(87,817)	(7,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss on derivative contracts	12,775	(878)
Derivative contract settlements	4,242	5,154
Monetization of derivative contracts	14,370	4,610
Depreciation, depletion, and amortization	11,561	20,879
Proved property impairment	63,820	—
Amortization of deferred financing fees	612	320
Accretion of future site restoration	270	282
Stock-based compensation	1,643	2,250
Non-cash director compensation	40	—
Changes in operating assets and liabilities:
Accounts receivable	2,325	6,087
Other assets	1,870	2,472
Accounts payable and accrued expenses	(13,187)	(34,119)
Net cash provided by (used in) continuing operations	12,524	(242)
Net cash used in discontinued operations	—	(20)
Net cash provided by (used in) operating activities	12,524	(262)

Investing Activities
Capital expenditures, including purchases and development of properties	(5,666)	(39,683)
Proceeds from the sale of oil and gas properties	4,512	138
Net cash used in investing activities	(1,154)	(39,545)

Financing Activities
Proceeds from long-term borrowings	6,000	42,000
Payments on long-term borrowings	(46,155)	(4,940)
Proceeds from issuance of common stock	27,177	—
Deferred financing fees	(92)	(77)
Exercise of stock options	—	9
Net cash (used in) provided by continuing operations	(13,070)	36,992

Decrease in cash and cash equivalents	(1,700)	(2,815)
Cash and cash equivalents at beginning of period	3,540	3,772
Cash and cash equivalents at end of period	$1,840	$957

Supplemental disclosures of cash flow information:
Interest paid	$2,172	$1,488

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations, and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants, and in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and the cash flows for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassification of prior period balances

Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

New Accounting Standards and Disclosures

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-06, Derivatives and Hedging (Topic 815): Contingent put and call options in debt instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendment will be effective prospectively for reporting periods beginning on or after December 31, 2016, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company' condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (reporting revenue gross versus net), which clarifies the implementation guidance on principle versus agent considerations. The amendment will be effective prospectively for reporting periods beginning on or after December 31,

2017, and early adoption is not permitted. The Company is currently assessing the impact of the ASU on the Company's condensed consolidated financial statements.

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

The following table summarizes the Company’s stock-based compensation expense related to stock options for the periods presented:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
$479	$1,038	$936	$1,454

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2016 (shares in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2015	6,808	$2.89	$2.06
Granted	2,164	1.00	0.65
Exercised	—	—	—
Cancelled	(151)	4.87	3.19
Outstanding, June 30, 2016	8,821	$2.39	$1.72

Additional information related to stock options at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Options exercisable	5,121	4,305

As of June 30, 2016, there was approximately $4.1 million of unamortized compensation expense related to outstanding stock options that will be recognized in 2016 through 2020.

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

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2016:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2015	1,643	$3.44
Granted	—	—
Vested/Released	(3)	3.17
Forfeited	—	—
Unvested, June 30, 2016	1,640	$3.44

The following table summarizes the Company’s stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
$356	$402	$707	$796

As of June 30, 2016, there was approximately $2.7 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized in 2016 through 2020.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At June 30, 2016, our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves by approximately $28.7 million, resulting in the recognition of a proved property impairment of $28.7 million for the quarter ended June 30, 2016. For the six months ended June 30, 2016, proved property impairments of $63.8 million have been recognized. Impairment calculations did not consider the impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. Further write-downs in subsequent quarters are reasonably likely to occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. For the period ended June 30, 2015, our net capitalized costs of oil and gas properties did not exceed the present value of our estimated proved reserves.

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

The following table summarizes the Company’s future site restoration obligation transactions for the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30, 2016	December 31, 2015
Beginning future site restoration obligation	$9,679	$9,495
New wells placed on production and other	12	307
Deletions related to property disposals and plugging costs	(161)	(793)
Accretion expense	270	565
Revisions and other	13	105
Ending future site restoration obligation	$9,813	$9,679

2.  Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three and six months ended June 30, 2016, there was no income tax benefit due to the fact we are in a loss position and have recorded a full valuation allowance against our net deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2016, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2012 through 2015 remain open to examination by the tax jurisdictions to which the Company is subject.

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

3. Long-Term Debt

The following is a description of the Company’s debt as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
Senior secured credit facility	$95,000	$134,000
Rig loan agreement	1,589	2,620
Real estate lien note	3,988	4,112
	100,577	140,732
Less current maturities	(1,834)	(2,330)
	$98,743	$138,402

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of June 30, 2016, $95.0 million was outstanding under the credit facility.

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

At June 30, 2016, we had a borrowing base of $130.0 million, based on an amendment on April 22, 2016, which we refer to as the April 2016 Amendment. Unless the redetermination scheduled to occur with the delivery of our internal engineering report on or about August 31, 2016, which we refer to as the Fall 2016 Scheduled Redetermination, has become effective prior to October 1, 2016, the borrowing base will be automatically reduced to $120.0 million on October 1, 2016, unless it has been otherwise redetermined prior to that date.

Effective April 1, 2016, in connection with the amendment discussed below, outstanding amounts under the credit facility bear interest (x) at any time an event of default exists, at 3% per annum plus the amounts set forth below, (y) between April 1, 2016 to the earlier of October 1, 2016 and the effective date of the Fall 2016 Scheduled Redetermination, 0.25% per annum plus the rates set forth below and (z) at all other times, at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%-1.75%, depending on the utilization of the borrowing base, or, if we elect, LIBOR plus, in each case, 1.75%-2.75% depending on the utilization of the borrowing base. At June 30, 2016, the interest rate on the credit facility was approximately 2.96% assuming LIBOR borrowings.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  We are also required as of the last day of each quarter to maintain a total debt to EBITDAX ratio of not more than 4.00 to 1.00. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income, franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts plus expenses incurred in connection with the negotiation, execution, delivery and performance of the credit facility plus expenses incurred in connection with any acquisition permitted under the credit facility plus expenses incurred in connection with any offering of senior unsecured notes, subordinated debt or equity plus up to $1.0 million of extraordinary expenses in any 12-month period plus extraordinary losses minus all non-

cash items of income which were included in determining consolidated net loss, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, Raven Drilling’s rig loan and obligations with respect to surety bonds and derivative contracts.

At June 30, 2016, we were in compliance with all of our debt covenants. As of June 30, 2016, the interest coverage ratio was 10.71 to 1.00, the total debt to EBITDAX ratio was 2.25 to 1.00, and our current ratio was 2.26 to 1.00.

The credit facility contains a number of covenants that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness;

•	transfer or sell assets;

•	create liens on assets;

•	engage in transactions with affiliates other than on an “arm’s length” basis;

•	make any change in the principal nature of our business; and

•	permit a change of control.

The April 2016 Amendment, also included certain additional covenants including:

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

Rig Loan Agreement

On September 19, 2011, Raven Drilling entered into a rig loan agreement, secured by our Oilwell 2,000 HP diesel electric drilling rig (the “Collateral”). The original principal amount of the note was $7.0 million and bears interest at 4.26%.  The note is payable in monthly interest and principal payments in the amount of $179,695. Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of June 30, 2016 and December 31, 2015, $1.6 million and $2.6 million, respectively, were outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note bears interest at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the bank's then current prime rate plus 1.00% with a maximum rate of 7.25%. The maturity date of the note is July 20, 2023. As of June 30, 2016 and December 31, 2015, $4.0 million and $4.1 million, respectively, were outstanding on the note.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations	$(46,937)	$(6,601)	$(87,817)	$(7,299)
Net loss from discontinued operations	—	—	—	(20)
	(46,937)	(6,601)	(87,817)	(7,319)
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	116,120	104,423	110,415	104,423
Effect of dilutive securities: Stock options and restricted shares	—	—	—	—
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	116,120	104,423	110,415	104,423

Net loss per common share - basic
Continuing operations	$(0.40)	$(0.06)	$(0.80)	$(0.07)
Discontinued operations	—	—	—	—
	$(0.40)	$(0.06)	$(0.80)	$(0.07)

Net loss per common share - diluted
Continuing operations	$(0.40)	$(0.06)	$(0.80)	$(0.07)
Discontinued operations	—	—	—	—
	$(0.40)	$(0.06)	$(0.80)	$(0.07)

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed similar to basic; however diluted loss per share reflects the assumed conversion of all potentially dilutive securities. For the three and six months ended June 30, 2016, 1,712 and 1,675 potential shares related to unvested restricted shares and options were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive due to losses incurred in the periods.

5.  Hedging Program and Derivatives

The derivative contracts we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  Our derivative contracts do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. There are no netting agreements relating to these derivative contracts and there is no policy to offset.

The following table sets forth the summary position of our derivative contracts as of June 30, 2016:

Fixed price swaps:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2016 July - September	1,942	$39.04
2016 October - December	2,500	$43.25
2017	1,908	$55.39
2018	1,500	$46.39

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value of Derivative Contracts as of June 30, 2016
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$1,029	Derivatives – current	$4,100
Commodity price derivatives	Derivatives – long-term	1,030	Derivatives – long-term	4,002
		$2,059		$8,102

Fair Value of Derivative Contracts as of December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$18,902	Derivatives – current	$—
Commodity price derivatives	Derivatives – long-term	8,463	Derivatives – long-term	—
		$27,365		$—

Gains and losses from derivative activities are reflected as “(Loss) gain on derivative contracts” in the accompanying Condensed Consolidated Statements of Operations.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016
Assets:
NYMEX Fixed Price Derivative contracts	$—	$2,059	$—	$2,059
Total Assets	$—	$2,059	$—	$2,059
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$8,102	$—	$8,102
Total Liabilities	$—	$8,102	$—	$8,102

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets:
NYMEX Fixed Price Derivative contracts	$—	$21,731	$—	$21,731
NYMEX Collars	—	—	5,634	5,634
Total Assets	$—	$21,731	$5,634	$27,365
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

The Company’s derivative contracts consist of NYMEX-based fixed price swaps as of June 30, 2016, and NYMEX-based fixed price swaps and three-way collar contracts as of December 31, 2015. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party. Three-way collar contracts combine a long put, a short put and a short call. Under a collar, we pay the counterparty if the market price is above the ceiling price (short call) and the counterparty pays us if the market price is below the floor price (long put). The use of the long put combined with a short put allows us to sell a call at a higher price, thus establishing a higher ceiling and limits our exposure to future settlement payments while also restricting our downward risk to the difference between the long put and the short put if the price drops below the price of the short put. This allows us to settle our contracts for the market price plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. The NYMEX-based fixed price derivative contracts and three-way collars are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness. The fair value of the collar instruments are based on inputs that are not as observable as the fixed price swaps. In addition to the actively quoted market price, variables such as time value, volatility and other unobservable inputs are used. Accordingly, these instruments have been classified as Level 3.

The following is additional information for the Company's recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the six months ended June 30, 2016.

Unobservable inputs at January 1, 2016	$5,634
Changes in market value	(2,151)
Settlements during the period	(3,483)
Unobservable inputs at June 30, 2016	$—

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

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. The carrying value of our debt approximates fair value as the interest rates are market rates and this debt is considered Level 2.

7. Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2016, the Company was not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial position or results of operations.

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
Factors Affecting Our Financial Results

Our financial results depend upon many factors which significantly affect our results of operations including the following:

•	commodity prices and the effectiveness of our hedging arrangements;

•	the level of total sales volumes of oil, gas and NGL;

•	the availability of and our ability to raise additional capital resources and provide liquidity to meet cash flow needs;

•	the level of and interest rates on borrowings; and

•	the level and success of exploration and development activity

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

Oil and gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide demand for, and supplies of,oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL, and gas prices in the future.  The market price of oil, NGL and gas in 2015, and during the first half of 2016, have impacted the amount of cash generated from operating activities, and have in turn impacted our financial position.

During the six months ended June 30, 2016, the NYMEX future price for oil averaged $39.78 per Bbl as compared to $53.30 per Bbl in 2015. During the six months ended June 30, 2016, the NYMEX future spot price for gas averaged $2.12 per MMBtu compared to $2.78 per MMBtu in 2015. Prices closed on June 30, 2016 at $48.33 per Bbl of oil and $2.93 per MMBtu of gas, compared to closing on June 30, 2015 at $59.47 per Bbl of oil and $2.83 per MMBtu of gas.  Prices have continued to decline subsequent to June 30, 2016. At August 5, 2016, prices closed at $41.80 per Bbl of oil and $2.77 per MMBtu of gas.  If commodity prices remain at these levels or continue to decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices remain depressed or continue to decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the six months ended June 30, 2016 and 2015:

	Oil - NYMEX		Gas - NYMEX
	2016	2015	2016	2015
Average realized price (1)	$31.88	$44.65	$0.98	$2.34
Average NYMEX price	$39.78	$53.30	$2.12	$2.78
Differential	$(7.90)	$(8.65)	$(1.14)	$(0.44)
_____________________________________
(1) Excludes the impact of derivative activities.

At June 30, 2016, our derivative contracts consisted of fixed price swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party.

Our derivative contracts equate to approximately 70% of the estimated oil production from our net proved developed producing reserves (based on our reserve estimates as of June 30, 2016) through December 31, 2016, 90% in 2017, and 88% in 2018. By removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow. We have in the past and will in the future sustain losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain gains on our commodity derivative contracts. For the six months ended June 30, 2016, we realized a loss of $12.8 million, consisting of a gain of $4.2 million on closed contracts and a loss of $17.0 million related to our open contracts. For the six months ended June 30, 2015, we realized a gain of $0.9 million consisting of a gain of $5.2 million on closed contracts and a loss of $4.3 million related to open contracts.  We have not designated any of these derivative contracts as hedges as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at June 30, 2016:

Fixed Price Swaps:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2016 July - September	1,942	$39.04
2016 October - December	2,500	$43.25
2017	1,908	$55.39
2018	1,500	$46.39

At June 30, 2016, the aggregate fair market value of our commodity derivative contracts was a net liability of approximately $6.0 million.

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

We had capital expenditures during the six months ended June 30, 2016 of $5.7 million related to our exploration and development activities. We anticipate making capital expenditures in 2016 of up to $40.0 million. The 2016 capital expenditure budget is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil and gas, the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total production (MBoe)	444	498	983	1,091
Average daily production (Boepd)	4,883	5,471	5,399	6,028
% Oil/ NGL	74%	77%	75%	77%

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, and if appropriate opportunities are available, issuing debt or equity securities, selling assets or monetizing our derivative contracts, although we may not be able to complete any such transactions on terms acceptable to us, if at all.  On May 25, 2016, we completed a stock offering of 28.8 million shares of common stock for net proceeds of approximately $27.2 million. The net proceeds from this stock issuance were used to repay borrowings under our credit facility. As of August 2, 2016, we had $95.0 million outstanding. As of June 30, 2016 our borrowing base was $130.0 million. Unless the Fall 2016 Scheduled Redetermination has become effective prior to October 1, 2016, our borrowing base will be automatically reduced to $120.0 million on October 1, 2016,unless it has been otherwise redetermined prior to that date.

Borrowings and Interest.  At June 30, 2016, we had a total of $95.0 million outstanding under our credit facility and total indebtedness of $100.6 million (including the current portion). In connection with the borrowing base redetermination in April 2016, our borrowing base was reduced to $130.0 million and the amount outstanding under the credit facility was reduced to $124.0 million with proceeds from restructuring of our derivative contracts. If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

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

Operational Update

Williston Basin
At our North Fork prospect, in McKenzie County, North Dakota, 8 stages remain in the completion of the Stenehjem 10H-15H. Abraxas expects flowback on these wells to begin shortly.  All additional offset wells that were shut-in for the fracture stimulation will be returned to production in the coming days.  Abraxas owns a working interest of approximately 78% in the Stenehjem 10H-15H.

Austin Chalk
At our Jourdanton prospect in Atascosa County, Texas, the Company successfully drilled the Bulls Eye 101H to a total depth of 14,365 feet with a 5,865 foot effective lateral.  Abraxas plans to complete this well with a 27 stage fracture stimulation in the coming weeks.   Approximately 90% of the horizontal wellbore was in the Company’s 20 foot target zone while drilling.  Abraxas owns a 100% working interest in the Bulls Eye 101H.

Permian
In Ward County Texas, we plan to spud the Company’s first well targeting the Wolfcamp A, the Caprito 99-101H, on August 13, 2016.   Abraxas anticipates completing the 4,800 foot lateral horizontal well in September 2016 and bringing the well to sales shortly after.

2016 Outlook

Market prices for oil, gas and NGL are inherently volatile. Accordingly, we cannot predict with certainty the future prices for the commodities we produce and sell. Current market fundamentals indicate prices for oil, gas and NGL will continue to be depressed for much of 2016. Although changes in OPEC production strategies, geopolitical risks or other factors could impact current forecasts, we anticipate weak commodity prices throughout 2016. Depressed prices for oil and gas will likely have a material adverse effect on our results of operations and liquidity. Our primary sources of liquidity are cash flow from operations, borrowings under our credit facility, sales of non-core assets and other capital transactions, when available. Cash flow from operations is sensitive to many variables, the most volatile of which is the price of the oil, gas and NGL we produce and sell. Our consolidated cash flow from operations increased in the first six months of 2016 primarily as a result of the monetization of some of our derivative positions. Availability under our credit facility is currently subject to a borrowing base of $130.0 million. The borrowing base is subject to scheduled semiannual (April 1 and October 1) and other elective borrowing base redeterminations. Unless the Fall 2016 Scheduled Redetermination has become effective prior to October 1, 2016, the borrowing base will be automatically reduced to $120.0 million on October 1, 2016, unless it has been otherwise redetermined prior to that date. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. The lenders under our credit facility can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our credit facility.

As a result of the sharp decline in commodity prices, we recorded an impairment to our proved properties of $128.6 million for the year ended December 31, 2015 and an additional impairment of $63.8 million for the first half of 2016. The amount of any additional impairment is contingent upon many factors such as the price of oil, gas and NGL for the remainder of 2016, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

While we will continue to operate and develop our portfolio of assets, we are committed to protecting our balance sheet and managing our capital programs to be within our cash flow from operations. As a result, we can significantly reduce our capital budget in response to lower commodity prices. We are also committed to reducing our general and administrative, or G&A and field-level operating costs commensurate with our reduced, but focused, activity level. Abraxas President and CEO took a voluntary salary reduction of 20% effective September 1, 2015, effective February 1, 2016, the remaining named executive officers of Abraxas took a voluntary salary reduction of 20%.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenue (1):
Oil sales	$10,102	$16,909	$18,667	$32,827
Gas sales	657	1,494	1,430	3,498
NGL sales	245	534	448	1,258
Other	4	7	27	22
Total operating revenues	$11,008	$18,944	$20,572	$37,605
Operating loss	$(31,898)	$(1,531)	$(72,041)	$(6,066)
Oil sales (MBbls)	259	333	586	735
Gas sales (MMcf)	688	698	1,466	1,496
NGL sales (MBbls)	71	49	153	106
Oil equivalents (MBoe)	444	498	983	1,091
Average oil sales price (per Bbl)(1)	$39.04	$50.86	$31.88	$44.65
Average gas sales price (per Mcf)(1)	$0.95	$2.14	$0.98	$2.34
Average NGL sales price (per Bbl)	$3.46	$10.87	$2.94	$11.82
Average oil equivalent sales price (Boe) (1)	$24.77	$38.03	$20.91	$34.44
___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

 Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

Operating Revenue. During the three months ended June 30, 2016, operating revenue decreased to $11.0 million from $18.9 million for the same period of 2015. The decrease in revenue was primarily due to significantly lower prices for all products as well as lower sales volumes for oil and gas. Lower realized commodity prices had a negative impact on revenue of $5.0 million of which $3.8 million was attributable to oil. Lower total sales volumes had a negative impact on revenue of approximately $2.9 million for the three months ended June 30, 2016.

Oil sales volumes decreased to 259 MBbl during the three months ended June 30, 2016 from 333 MBbl for the same period of 2015. The decrease in oil sales volume was primarily due to natural field declines. Production decreases were offset by new wells brought on line since the second quarter of 2015 which contributed 46 MBbl for the three months ended June 30, 2016. Gas sales volumes decreased to 688 MMcf for the three months ended June 30, 2016 from 698 MMcf for the same period of 2015. The decrease in gas production was due to natural declines as well as pipeline constraints. The decrease was partially offset by new wells brought on line since June 30, 2015 which contributed 84 MMcf for the three months ended June 30, 2016. NGL sales volumes increased to 71 MBbl for the three months ended June 30, 2016 from 49 MBbl for the same period of 2015. The increase in NGL sales was primarily due to more gas production in the Rocky Mountain Region which has a higher NGL content. NGL sales were negatively impacted by plant and pipeline issues in North Dakota and West Texas.

Lease Operating Expenses (“LOE”). LOE for the three months ended June 30, 2016 decreased to $4.3 million from $6.3 million for the same period in 2015. Due to the decline in commodity prices, there has been a decrease in the cost of services. Additionally we have focused on lowering LOE and shutting in marginal wells. We have also significantly reduced our non-recurring projects. LOE per Boe for the three months ended June 30, 2016 was $9.58 compared to $12.61 for the same period of 2015. The decrease per Boe was due to lower costs incurred for the three months ended June 30, 2016 as compared to the same period of 2015.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended June 30, 2016 decreased to $1.2 million from $1.9 million for the same period of 2015. The decrease was due to lower commodity prices and lower sales volumes. Production taxes for the three month ended June 30, 2016 were 11% of total oil, gas and NGL sales compared to 10% for the same period of 2015. The increase is due to more production in areas with higher tax rates.
General and Administrative (“G&A”) Expenses. G&A expenses, excluding stock-based compensation, for the three months ended June 30, 2016 decreased to $1.9 million from $2.1 million for the same period of 2015. The decrease in G&A expense was primarily related to cost savings measures, including salary reductions. G&A expense per Boe, excluding stock-based compensation, was $4.31 for the quarter ended June 30, 2016 compared to $4.14 for the same period of 2015. The increase per Boe was primarily due to lower sales volumes.
Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended June 30, 2016, stock-based compensation was $0.8 million compared to $1.4 million for the same period of 2015. The decrease was primarily due to the decrease in our stock price.
Depreciation, Depletion and Amortization (“DD&A”) Expenses. DD&A expense for the three months ended June 30, 2016 decreased to $5.7 million from $8.8 million for the same period of 2015. The decrease was primarily the result of a reduction in the full cost pool as a result of the proved property impairment in the last six months of 2015 and the first quarter of 2016. DD&A expense per Boe for the three months ended June 30, 2016 was $12.76 compared to $17.69 in 2015.
Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of June 30, 2016, our net capitalized costs of oil and gas properties exceeded the present value of our estimated proved reserves by approximately $28.7 million, resulting in the recognition of a proved property impairment of the same amount.

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
Interest Expense. Interest expense for the three months ended June 30, 2016 increased to $1.2 million from $1.0 million for the same period of 2015. Although overall debt levels were lower for the three months ended June 30, 2016 as compared to 2015, our interest rate was slightly higher for the three months ended June 30, 2016 as compared to 2015..

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts, therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consist of NYMEX-based fixed price swaps as of June 30, 2016, and NYMEX-based fixed price swaps and three-way collar contracts as of June 30, 2015. The estimated value of our commodity derivative contracts was a net liability of approximately $6.0 million as of June 30, 2016. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the three months ended June 30, 2016, we recognized a loss on our commodity derivative contracts of $13.4 million, consisting of a loss on our closed contracts of $1.0 million and a loss of $12.4 million relating to our open contracts. For the three months ended June 30, 2015, we recognized a loss on our commodity derivative contracts of $3.9 million, consisting of a gain of $1.5 million on our closed contracts and a loss of

$5.4 million related to our open contracts. We monetized a portion of our derivative contracts in April 2016. Cash flows from future settlements are expected to decrease as a result.
Income Tax Expense. For the three months ended June 30, 2016 and 2015 there was no income tax expense recognized as a result of NOL carryforwards and a net loss in the three months ended June 30, 2016.
Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015
Operating Revenue. During the six months ended June 30, 2016, operating revenue decreased to $20.6 million from $37.6 million for the same period of 2015. The decrease in revenue was primarily due to lower prices for all products as well as lower sales volumes for oil and gas. Lower realized commodity prices had a negative impact on revenue of $11.4 million, of which $9.4 million was attributable to oil. Lower total volumes had a negative impact on revenue of $4.8 million.
Oil sales volumes decreased to 586 MBbl during the six months ended June 30, 2016 from 735 MBbl for the same period of 2015. The decrease in oil sales volume was primarily due to natural field declines. Production decreases were offset by new wells brought on line since the second quarter of 2015 which contributed 117 MBbl for the six months ended June 30, 2016. Gas sales volumes decreased to 1,466 MMcf for the six months ended June 30, 2016 from 1,496 MMcf for the same period of 2015. The decrease in gas sales was primarily due to natural field declines. Production decreases were partially offset by new wells brought on line. New wells brought onto production contributed 179 MMcf for the six months ended June 30, 2016. NGL sales volumes increased to 153 MBbl for the six months ended June 30, 2016 from 106 MBbl for the same period of 2015. The increase in NGL sales was primarily due to a higher percentage of our gas production from West Texas, North Dakota and the Eagle Ford that has a higher NGL content.
LOE. LOE for the six months ended June 30, 2016 decreased to $9.0 million from $12.6 million for the same period of 2015. Due to the decline in commodity prices, there has been a decrease in the cost of services. Additionally, we have focused on lowering LOE and shutting in marginal wells. We have also significantly reduced non-recurring workover projects. LOE per Boe for the six months ended June 30, 2016 was $9.17 compared to $11.52 for the same period of 2015. The decrease per Boe was due to lower service costs for the six months ended June 30, 2016 as compared to the same period of 2015.
Production and Ad Valorem Taxes. Production and ad valorem taxes for the six months ended June 30, 2016 decreased to $2.4 million from $3.7 million for the same period of 2015. The decrease was primarily the result of lower commodity prices and lower sales volumes. Production taxes for the six month ended June 30, 2016 were 12% of total oil, gas and NGL sales compared to 10% for the same period of 2015. The increase was due to more production in areas with higher tax rates.
G&A Expenses. G&A expenses, excluding stock-based compensation, decreased to $3.8 million for the first six months of 2016 from $4.3 million for the same period of 2015. The decrease in G&A expense was primarily related to cost saving measures, including reduced salaries. G&A expense per Boe, excluding stock-based compensation expense, was $3.90 for the six months ended June 30, 2016 compared to $3.93 for the same period of 2015. The decrease per Boe was primarily due to lower costs offset by decreased volumes in the first six months of 2016 compared to the same period in 2015.
Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company's common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the six months ended June 30, 2016 stock based compensation was $1.6 million as compared to $2.3 million for the same period of 2015. The decrease was primarily due to option grants in March 2016 at a lower stock price as compared to 2015.
DD&A Expenses. DD&A expense for the six months ended June 30, 2016 decreased to $11.6 million from $20.9 million for same period of 2015. The decrease was primarily the result of a reduction in the full cost pool as a result of impairments in 2015 and 2016. Our DD&A expense per Boe for the six months ended June 30, 2016 was $11.76 compared to $19.14 in 2015.
Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders'

equity and reported earnings. As of June 30, 2016, our net capitalized costs of oil and gas properties exceeded the present value of our estimated proved reserves by approximately $28.7 million, resulting in the recognition of a proved property impairment of the same amount. Total impairment for the six months ended June 30, 2016 was $63.8 million, which includes $35.1 recognized in the first quarter of 2016.
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
Interest Expense. Interest expense for the six months ended June 30, 2016 was $2.4 million as compared to $1.8 million for the same period of 2015. The increase in 2016 was due to higher levels of debt during the six months of 2016 as compared to the same period of 2015.
Loss (Gain) on Derivative Contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contract transactions do not qualify for hedge accounting as prescribed by ASC 815; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. During the six months ended June 30, 2016, our derivative contracts consisted of commodity swaps and three way collar contracts. The net estimated value of our commodity derivative contracts was a net liability of approximately $6.0 million as of June 30, 2016. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the six months ended June 30, 2016, we recognized a loss on our commodity derivative contracts of $12.8 million, consisting of a gain on our closed contracts of $4.2 million and a loss of $17.0 million relating to our open contracts. For the six months ended June 30, 2015, we recognized a gain on our commodity derivative contracts of $0.9 million, consisting of a gain of $5.2 million on our closed contracts and a loss of $4.3 million related to our open contracts. We monetized a portion of our derivative contracts in March and April 2016. Cash flows from future settlements are expected to decrease as a result.
Income Tax Expense. For the six months ended June 30, 2016 and 2015 there was no income tax expense recognized as a result of NOL carryforwards and a net loss in the six months ended June 30, 2016.

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

Capital Expenditures. Capital expenditures for the six months ended June 30, 2016 and 2015 were $5.7 million and $39.7 million, respectively.

The table below sets forth the components of these capital expenditures:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Expenditure category:
Exploration/Development	$5,631	$39,131
Facilities and other	35	552
Total	$5,666	$39,683

During the six months ended June 30, 2016 and 2015 our expenditures were primarily for development of our existing properties. We anticipate making capital expenditures in 2016 of up to $40.0 million. The 2016 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, results of current completion operations on previously drilled wells, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise.  Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas continue to remain at depressed levels or decline further, our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$12,524	$(242)
Net cash used in investing activities	(1,154)	(39,545)
Net cash (used in) provided by financing activities	(13,070)	36,992
Total	$(1,700)	$(2,795)

Operating activities for the six months ended June 30, 2016 provided $12.5 million in cash compared to using $0.2 million in the same period of 2015. Non-cash expense items and net changes in operating assets and liabilities accounted for most of these funds. Investing activities used $1.2 million during the six months ended June 30, 2016, proceeds from sales of oil and gas properties of $4.5 million offset expenditures of $5.7 million. Investing activities for the six months ended June 30, 2015 used $39.5 million. Funds used during the six months ended June 30, 2016 and 2015 were primarily for the development of our existing properties. Financing activities used $13.1 million for the six months ended June 30, 2016 compared to providing $37.0 million for the same period of 2015. Funds used during the six months ended June 30, 2016 were primarily payments on borrowings under our credit facility offset by proceeds from the equity offering in May 2016. Funds provided during the six months ended June 30, 2015 were primarily proceeds from borrowings under our credit facility.

Future Capital Resources. Our principal sources of capital going forward are cash flow from operating activities, borrowings under our credit facility, cash on hand, and if appropriate opportunities are available, issuing of debt or equity securities, selling assets or monetizing our derivative contracts, although we may not be able to complete any such transactions on terms acceptable to us, if at all.

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

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of June 30, 2016:

	Payments due in twelve month periods ending:
Contractual Obligations (In thousands)	Total	June 30, 2017	June 30, 2018-2019	June 30, 2020-2021	Thereafter
Long-term debt (1)	$100,577	$1,834	$95,523	$570	$2,650
Interest on long-term debt (2)	6,581	3,007	3,113	254	207
Lease obligations (3)	20	20	—	—	—
Total	$107,178	$4,861	$98,636	$824	$2,857
___________________________

(1)	These amounts represent the balances outstanding under our credit facility, the rig loan agreement and the real estate lien note. These payments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3)
Lease on office space in Dickinson, North Dakota, which expires on October 31, 2016, office space in Lusk, Wyoming, which will expire on December 31, 2016 and office space in Denver, Colorado which will expire on December 31, 2016.

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At June 30, 2016, our reserve for these obligations totaled $9.8 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At June 30, 2016 we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At June 30, 2016, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

 Long-Term Indebtedness.

Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Credit facility	$95,000	$134,000
Rig loan agreement	1,589	2,620
Real estate lien note	3,988	4,112
	100,577	140,732
Less current maturities	(1,834)	(2,330)
	$98,743	$138,402

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of June 30, 2016, $95.0 million was outstanding under the credit facility.

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

At June 30, 2016, we had a borrowing base of $130.0 million based on an amendment on April 22, 2016, which we refer to as the April 2016 Amendment. Unless the redetermination scheduled to occur with the delivery of our internal engineering report on or about August 31, 2016, which we refer to as the Fall 2016 Scheduled Redetermination, has become effective prior to October 1, 2016, the borrowing base will be automatically reduced to $120.0 million on October 1, 2016, unless it has been otherwise redetermined prior to that date.

Under the terms of the April 2016 Amendment, outstanding amounts under the credit facility bear interest (x) at any time an event of default exists, at 3% per annum plus the amounts set forth below, (y) between April 1, 2016 to the earlier of October 1, 2016 and the effective date of the Fall 2016 Scheduled Redetermination, 0.25% per annum plus the rates set forth below and (z) at all other times, at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%-1.75%, depending on the utilization of the borrowing base, or, if we elect, LIBOR plus, in each case, 1.75%-2.75% depending on the utilization of the borrowing base. At June 30, 2016, the interest rate on the credit facility was approximately 2.96% assuming LIBOR borrowings.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  We are also required as of the last day of each quarter to maintain a total debt to EBITDAX ratio of not more than 4.00 to 1.00. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income, franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts plus expenses incurred in connection with the negotiation, execution, delivery and performance of the credit facility plus expenses incurred in connection with any acquisition permitted under the credit facility plus expenses incurred in connection with any offering of senior unsecured notes, subordinated debt or equity plus up to $1.0 million of extraordinary expenses in any 12-month period plus extraordinary losses minus all non-cash items of income which were included in determining consolidated net income (loss), including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, Raven Drilling’s  rig loan and obligations with respect to surety bonds and derivative contracts.

At June 30, 2016 we were in compliance with all of our debt covenants. As of June 30, 2016, the interest coverage ratio was 10.71 to 1.00, the total debt to EBITDAX ratio was 2.25 to 1.00, and our current ratio was 2.26 to 1.00.

The credit facility contains a number of covenants that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness;

•	transfer or sell assets;

•	create liens on assets;

•	engage in transactions with affiliates other than on an “arm’s length” basis;

•	make any change in the principal nature of our business; and

•	permit a change of control.

The April 2016 Amendment also included certain additional covenants including:

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

Rig Loan Agreement

On September 19, 2011 Raven Drilling entered into a rig loan agreement, secured by our Oilwell 2,000 HP diesel electric drilling rig (the “Collateral”). The principal amount of the note was $7.0 million and bears interest at 4.26%.  The note is payable in monthly interest and principal payments in the amount of $179,695. Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of June 30, 2016 and December 31, 2015, $1.6 million and $2.6 million, respectively, were outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note bears interest at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the bank's then current prime rate plus 1.00% with a maximum rate of 7.25%. The maturity date of the note is July 20, 2023. As of June 30, 2016 and December 31, 2015, $4.0 million and $4.1 million, respectively, were outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We have entered into commodity swaps on approximately 70% of our estimated oil production from our net proved developed producing reserves (based on reserve estimates as of June 30, 2016) through December 31, 2016, 90% for 2017, and 88% for 2018.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the six months ended June 30, 2016, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $2.1 million. If commodity prices remain at their current levels the impact on operating revenues and cash flow, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

Derivative Instrument Sensitivity

At June 30, 2016, the aggregate fair market value of our commodity derivative contracts was a liability of approximately $6.0 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. A 10% increase or decrease in commodity price futures could cause an equivalent change in fair value of our contracts and accordingly our gains and losses on the contracts.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of June 30, 2016, we had $95.0 million of outstanding indebtedness under our credit facility. Effective April 1, 2016, outstanding amounts under the credit facility bear interest (x) at any time an event of default exists, at 3% per annum plus the amounts set forth below, (y) between April 1, 2016 to the earlier of October 1, 2016 and the effective date of the Fall 2016 Scheduled Redetermination, 0.25% per annum plus the rates set forth below and (z) at all other times, at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%-1.75%, depending on the utilization of the borrowing base, or, if we elect, LIBOR plus, in each case, 1.75%-2.75% depending on the utilization of the borrowing base. At June 30, 2016 the interest rate on the credit facility was approximately 2.96% assuming LIBOR borrowings. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.0 million on an annual basis, based on our outstanding indebtedness as of June 30, 2016.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2016 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.              Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2016, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on its financial position or results of operations.

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

Date	August 9, 2016	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	August 9, 2016	By: /s/Geoffrey R. King
GEOFFREY R. KING,
Vice President and
Principal Financial Officer

Date	August 9, 2016	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Principal Accounting Officer