Form 10-Q
period 2016-09-30
ABRAXAS PETROLEUM CORP
filed 2016-11-09
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of November 7, 2016 was 135,088,301.

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

“Gross well” is a well in which we own a working interest.

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

ABRAXAS PETROLEUM CORPORATION
FORM 10 – Q

Part I
FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$3,540
Accounts receivable:
Joint owners, net	2,038	1,552
Oil and gas production sales	9,556	6,713
Other	563	1,241
	12,157	9,506

Derivative asset	1,962	18,902
Other current assets	757	726
Total current assets	14,876	32,674

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	797,673	787,683
Other property and equipment	37,784	41,444
Total	835,457	829,127
Less accumulated depreciation, depletion, amortization and impairment	(690,135)	(604,289)
Total property and equipment, net	145,322	224,838

Deferred financing fees, net	1,050	1,642
Derivative asset	914	8,463
Other assets	580	255
Total assets	$162,742	$267,872

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,068	$24,825
Joint interest oil and gas production payable	7,516	7,177
Accrued interest	53	115
Other accrued expenses	1,032	622
Derivative liability	1,586	—
Current maturities of long-term debt	1,313	2,330
Total current liabilities	33,568	35,069

Long-term debt – less current maturities	93,680	138,402
Other liabilities	257	257
Derivative liability long-term	3,638	—
Future site restoration	8,577	9,679
Total liabilities	139,720	183,407

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares; 135,088,301 and 106,346,001 issued and outstanding, respectively	1,351	1,063
Additional paid-in capital	343,198	313,852
Accumulated deficit	(321,527)	(230,450)
Total stockholders’ equity	23,022	84,465
Total liabilities and stockholders’ equity	$162,742	$267,872

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Oil and gas production revenues	$13,972	$16,075	$34,517	$53,658
Other	4	2	31	24
	13,976	16,077	34,548	53,682
Operating costs and expenses:
Lease operating	4,599	5,236	13,609	17,806
Production taxes	1,200	1,569	3,602	5,255
Rig expense	192	—	534	—
Depreciation, depletion, and amortization	6,371	10,165	17,932	31,044
Proved property impairment	3,806	59,891	67,626	59,891
General and administrative (including stock-based compensation of $768, $835, $2,410 and $3,085, respectively)	2,760	2,654	8,238	9,190
	18,928	79,515	111,541	123,186
Operating loss	(4,952)	(63,438)	(76,993)	(69,504)

Other (income) expense:
Interest income	—	—	(1)	(1)
Interest expense	960	992	3,350	2,784
Amortization of deferred financing fees	151	161	763	481
(Gain) loss on derivative contracts	(2,429)	(12,219)	10,346	(13,097)
(Gain) on sale of assets	(374)	—	(374)	—
	(1,692)	(11,066)	14,084	(9,833)
Loss from continuing operations before income tax	(3,260)	(52,372)	(91,077)	(59,671)
Income tax (expense) benefit	—	—	—	—
Net loss from continuing operations	(3,260)	(52,372)	(91,077)	(59,671)
Net loss from discontinued operations - net of tax	—	—	—	(20)
Net loss	$(3,260)	$(52,372)	$(91,077)	$(59,691)

Net loss per common share - basic
Continuing operations	$(0.02)	$(0.50)	$(0.77)	$(0.57)
Discontinued operations	—	—	—	—
	$(0.02)	$(0.50)	$(0.77)	$(0.57)

Net loss per common share - diluted
Continuing operations	$(0.02)	$(0.50)	$(0.77)	$(0.57)
Discontinued operations	—	—	—	—
	$(0.02)	$(0.50)	$(0.77)	$(0.57)
Weighted average shares outstanding:
Basic	133,546	104,614	118,274	104,561
Diluted	133,546	104,614	118,274	104,561

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(91,077)	$(59,691)
Loss from discontinued operations	—	(20)
Loss from continuing operations	(91,077)	(59,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of non oil and gas assets	(374)	—
Net loss (gain) on derivative contracts	10,346	(13,097)
Derivative contract settlements	3,187	6,899
Monetization of derivative contracts	14,370	4,610
Depreciation, depletion, and amortization	17,932	31,044
Proved property impairment	67,626	59,891
Amortization of deferred financing fees	763	481
Accretion of future site restoration	381	426
Stock-based compensation	2,410	3,085
Non-cash director compensation	40	—
Changes in operating assets and liabilities:
Accounts receivable	(2,651)	9,592
Other assets	1,454	1,819
Accounts payable and accrued expenses	(2,182)	(44,954)
Net cash provided by continuing operations	22,225	125
Net cash used in discontinued operations	—	(20)
Net cash provided by operating activities	22,225	105

Investing Activities
Capital expenditures, including purchases and development of properties	(24,632)	(52,614)
Proceeds from the sale of oil and gas properties	13,571	138
Proceeds from the sale of non oil and gas assets	4,022	—
Net cash used in investing activities	(7,039)	(52,476)

Financing Activities
Proceeds from long-term borrowings	14,000	54,000
Payments on long-term borrowings	(59,739)	(5,498)
Proceeds from issuance of common stock	27,135	—
Deferred financing fees	(171)	(72)
Exercise of stock options	49	169
Net cash (used in) provided by continuing operations	(18,726)	48,599

Decrease in cash and cash equivalents	(3,540)	(3,772)
Cash and cash equivalents at beginning of period	3,540	3,772
Cash and cash equivalents at end of period	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$3,395	$2,756
See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations, and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants, and in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and the cash flows for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

New Accounting Standards and Disclosures

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amended guidance addresses specific cash flow issues with the objective of reducing existing diversity in practice. The amendments in this update apply to all entities required to present a statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company has not yet determined what the effects of adopting this updated guidance will be on its statement of cash flows.

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

The following table summarizes the Company’s stock-based compensation expense related to stock options for the periods presented:

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
$579	$463	$1,514	$1,917

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2016 (shares in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2015	6,808	$2.89	$2.06
Granted	2,264	1.02	0.68
Exercised	(50)	0.99	0.71
Cancelled/Forfeited	(528)	2.82	1.93
Outstanding, September 30, 2016	8,494	$2.41	$1.71

Additional information related to stock options at September 30, 2016 and December 31, 2015 is as follows:

As of September 30, 2016, there was approximately $3.3 million of unamortized compensation expense related to outstanding stock options that will be recognized in 2016 through 2020.

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

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2016:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2015	1,643	$3.44
Granted	—	—
Vested/Released	(42)	2.16
Forfeited	(99)	3.63
Unvested, September 30, 2016	1,502	$3.47

The following table summarizes the Company’s stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
$189	$372	$896	$1,168

As of September 30, 2016, there was approximately $2.2 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized in 2016 through 2020.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At September 30, 2015 our net capitalized costs of oil and gas properties exceeded the present value of our estimated proved reserves by approximately $59.9 million, resulting in the recognition of an impairment for the three and nine months ended of $59.9 million. At September 30, 2016, our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves by approximately $3.8 million, resulting in the recognition of a proved property impairment for the three and nine months then ended of $3.8 million and $67.6 million respectively. Impairment calculations did not consider the impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. Further write-downs in subsequent quarters are reasonably likely to occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters.

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

The following table summarizes the Company’s future site restoration obligation transactions for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	September 30, 2016	December 31, 2015
Beginning future site restoration obligation	$9,679	$9,495
New wells placed on production and other	29	307
Deletions related to property disposals and plugging costs	(1,427)	(793)
Accretion expense	381	565
Revisions and other	(85)	105
Ending future site restoration obligation	$8,577	$9,679

2.  Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three and nine months ended September 30, 2016, there was no income tax benefit due to the fact we are in a loss position and have recorded a full valuation allowance against our net deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2016, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2012 through 2015 remain open to examination by the tax jurisdictions to which the Company is subject.

At December 31, 2015, the Company had, subject to the limitation discussed below, $201.9 million of net operating loss carryforwards for U.S. tax purposes.  The loss carryforward will expire in varying amounts through 2035, if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards therefore, we have established a valuation allowance of $103.7 million for deferred tax assets at December 31, 2015.

3. Long-Term Debt

The following is a description of the Company’s debt as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
Senior secured credit facility	$90,000	$134,000
Rig loan agreement	1,065	2,620
Real estate lien note	3,928	4,112
	94,993	140,732
Less current maturities	(1,313)	(2,330)
	$93,680	$138,402

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of September 30, 2016, $90.0 million was outstanding under the credit facility.

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

At September 30, 2016, we had a borrowing base of $130.0 million, based on an amendment on April 22, 2016, which we refer to as the April 2016 Amendment. In accordance with the terms of the April 2016 Amendment, the borrowing base was automatically reduced to $120.0 million effective October 1, 2016. The borrowing base was further reduced to $115.0 million on October 31, 2016 in connection with the regularly scheduled redetermination, which we refer to as the Fall 2016 Redetermination.

Outstanding amounts under the credit facility bear interest (x) at any time an event of default exists, at 3% per annum plus the amounts set forth below, (y) from April 1, 2016 to October 1, 2016 0.25% per annum plus the rates set forth below and (z) at all other times, at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%-1.75%, depending on the utilization of the borrowing base, or, if we elect, LIBOR plus, in each case, 1.75%-2.75% depending on the utilization of the borrowing base. At September 30, 2016, the interest rate on the credit facility was approximately 3.02% assuming LIBOR borrowings.

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

Each of our subsidiaries has guaranteed our obligations under the credit facility on a senior secured basis. Obligations under the credit facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of our and our subsidiary guarantors’ material property and assets, other than Raven Drilling. In connection with the April 2016 Amendment, we also agreed to grant our lenders a security interest in our headquarters building (in addition to the lien granted to the lender under our building loan described below) and two ranches we own, none of which had previously secured our obligations under the credit facility. One of the ranches was sold in September 2016 in connection with the sale of our Portilla oil and gas properties.

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  We are also required as of the last day of each quarter to maintain a total debt to EBITDAX ratio of not more than 4.00 to 1.00. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income, franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts plus expenses incurred in connection with the negotiation, execution, delivery and performance of the credit facility plus expenses incurred in connection with any acquisition permitted under the credit facility plus expenses incurred in connection with any offering of senior unsecured notes, subordinated debt or equity plus up to $1.0 million of extraordinary expenses in any 12-month period plus extraordinary losses minus all non-cash items of income which were included in determining consolidated net loss, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the office building, Raven Drilling’s rig loan and obligations with respect to surety bonds and derivative contracts.

At September 30, 2016, we were in compliance with all of our debt covenants. As of September 30, 2016, the interest coverage ratio was 9.65 to 1.00, the total debt to EBITDAX ratio was 2.37 to 1.00, and our current ratio was 1.73 to 1.00.

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

Rig Loan Agreement

On September 19, 2011, Raven Drilling entered into a rig loan agreement, secured by our Oilwell 2,000 HP diesel electric drilling rig (the “Collateral”). The original principal amount of the note was $7.0 million and bears interest at 4.26%.  The note is payable in monthly interest and principal payments in the amount of $179,695. Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of September 30, 2016 and December 31, 2015, $1.1 million and $2.6 million, respectively, were outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note bears interest at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the bank's then current prime rate plus 1.00% with a maximum rate of 7.25%. The maturity date of the note is July 20, 2023. As of September 30, 2016 and December 31, 2015, $3.9 million and $4.1 million, respectively, were outstanding on the note.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations	$(3,260)	$(52,372)	$(91,077)	$(59,671)
Net loss from discontinued operations	—	—	—	(20)
	(3,260)	(52,372)	(91,077)	(59,691)
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	133,546	104,614	118,274	104,561
Effect of dilutive securities: Stock options and restricted shares	—	—	—	—
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	133,546	104,614	118,274	104,561

Net loss per common share - basic
Continuing operations	$(0.02)	$(0.50)	$(0.77)	$(0.57)
Discontinued operations	—	—	—	—
	$(0.02)	$(0.50)	$(0.77)	$(0.57)

Net loss per common share - diluted
Continuing operations	$(0.02)	$(0.50)	$(0.77)	$(0.57)
Discontinued operations	—	—	—	—
	$(0.02)	$(0.50)	$(0.77)	$(0.57)

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed similar to basic; however diluted loss per share reflects the assumed conversion of all potentially dilutive securities. For the three and nine months ended September 30, 2016, 1,766 and 1,724 potential shares related to unvested restricted shares and options were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive due to losses incurred in the periods.

5.  Hedging Program and Derivatives

The derivative contracts we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  Our derivative contracts do not qualify for hedge accounting; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. There are no netting agreements relating to these derivative contracts and there is no policy to offset.

The following table sets forth the summary position of our derivative contracts as of September 30, 2016:

Fixed price swaps:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2016 October - December	2,500	$43.25
2017	2,401	$54.53
2018	1,796	$47.48

Subsequent to September 30, 2016, we entered into the following derivative contracts.

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2019	1,197	$54.54

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value of Derivative Contracts as of September 30, 2016
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$1,962	Derivatives – current	$1,586
Commodity price derivatives	Derivatives – long-term	914	Derivatives – long-term	3,638
		$2,876		$5,224

Fair Value of Derivative Contracts as of December 31, 2015
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$18,902	Derivatives – current	$—
Commodity price derivatives	Derivatives – long-term	8,463	Derivatives – long-term	—
		$27,365		$—

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2016
Assets:
NYMEX Fixed Price Derivative contracts	$—	$2,876	$—	$2,876
Total Assets	$—	$2,876	$—	$2,876
Liabilities:
NYMEX Fixed Price Derivative contracts	$—	$5,224	$—	$5,224
Total Liabilities	$—	$5,224	$—	$5,224

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets:
NYMEX Fixed Price Derivative contracts	$—	$21,731	$—	$21,731
NYMEX Collars	—	—	5,634	5,634
Total Assets	$—	$21,731	$5,634	$27,365

The Company’s derivative contracts consisted of NYMEX-based fixed price swaps as of September 30, 2016, and NYMEX-based fixed price swaps and three-way collar contracts as of December 31, 2015. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party. Three-way collar contracts combine a long put, a short put and a short call. Under a collar, we pay the counterparty if the market price is above the ceiling price (short call) and the counterparty pays us if the market price is below the floor price (long put). The use of the long put combined with a short put allows us to sell a call at a higher price, thus establishing a higher ceiling and limits our exposure to future settlement payments while also restricting our downward risk to the difference between the long put and the short put if the price drops below the price of the short put. This allows us to settle our contracts for the market price plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. The NYMEX-based fixed price derivative contracts and three-way collars are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of NYMEX-based fixed price swap contracts are based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness. The fair value of the collar instruments are based on inputs that are not as observable as the fixed price swaps. In addition to the actively quoted market price, variables such as time value, volatility and other unobservable inputs are used. Accordingly, these instruments have been classified as Level 3.

The following is additional information for the Company's recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the nine months ended September 30, 2016.

Unobservable inputs at January 1, 2016	$5,634
Changes in market value	(2,151)
Settlements during the period	(3,483)
Unobservable inputs at September 30, 2016	$—

Nonrecurring Fair Value Measurements

The Company records certain assets and liabilities at fair value related to certain nonfinancial assets and liabilities that may be acquired in a business combination and thereby measured at fair value and the initial recognition of future site restoration obligations for which fair value is used.

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

7. Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2016, the Company was not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial position or results of operations.

8. Subsequent Events

Subsequent to September 30, 2016 our Borrowing Base was redetermined to $115.0 million. This Borrowing Base is fully conforming and represents a $5.0 million reduction from the Company’s previously fully conforming Borrowing Base of $120.0 million. All other terms of the borrowing base remain unchanged.

In connection with the redetermination of the Borrowing Base, we entered into the following derivative contracts.

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2019	1,197	$54.54

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

Oil and gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide demand for, and supplies of oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL, and gas prices in the future.  The market price of oil, NGL and gas in 2015, and during the first nine months of 2016, have impacted the amount of cash generated from operating activities, and have in turn impacted our financial position.

During the nine months ended September 30, 2016, the NYMEX future price for oil averaged $41.54 per Bbl as compared to $50.98 per Bbl in 2015. During the nine months ended September 30, 2016, the NYMEX future spot price for gas averaged $2.35 per MMBtu compared to $2.76 per MMBtu in 2015. Prices closed on September 30, 2016 at $48.24 per Bbl of oil and $2.91 per MMBtu of gas, compared to closing on September 30, 2015 at $45.09 per Bbl of oil and $2.52 per MMBtu of gas.  At November 7, 2016, prices closed at $44.89 per Bbl of oil and $2.82 per MMBtu of gas.  If commodity prices remain at these levels or decline further, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices remain depressed or continue to decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the nine months ended September 30, 2016 and 2015:

	Oil - NYMEX		Gas - NYMEX
	2016	2015	2016	2015
Average realized price (1)	$34.13	$42.94	$1.10	$2.16
Average NYMEX price	41.54	50.98	2.35	2.76
Differential	$(7.41)	$(8.04)	$(1.25)	$(0.60)
_____________________________________
(1) Excludes the impact of derivative activities.

At September 30, 2016, our derivative contracts consisted of fixed price swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party.

Our derivative contracts equate to approximately 70% of the estimated oil production from our net proved developed producing reserves (based on our reserve estimates as of June 30, 2016) through December 31, 2016, 90% in 2017, 88% in 2018 and 81% for 2019. By removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow. We have in the past and will in the future sustain losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain gains on our commodity derivative contracts. For the nine months ended September 30, 2016, we realized a loss of $10.3 million, consisting of a gain of $3.2 million on closed contracts and a loss of $13.5 million related to open contracts. For the nine months ended September 30, 2015, we realized a gain of $13.1 million consisting of a gain of $6.9 million on closed contracts and a gain of $6.2 million related to open contracts.  We have not designated any of these derivative contracts as hedges as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at September 30, 2016:

Fixed Price Swaps:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2016 October - December	2,500	$43.25
2017	2,401	$54.53

2018	1,796	$47.48

Subsequent to September 30, 2016 we entered into the following derivative contracts.

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
2019	1,197	$54.54

At September 30, 2016, the aggregate fair market value of our commodity derivative contracts was a net liability of approximately $2.3 million.

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

We had capital expenditures during the nine months ended September 30, 2016 of $24.6 million related to our exploration and development activities. We are authorized to make capital expenditures in 2016 of up to $40.0 million. Based on current service cost trends, we anticipate capital expenditures to be approximately $35.0 million in 2016. The 2016 capital expenditure budget is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil and gas, the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total production (MBoe)	548	552	1,531	1,643
Average daily production (Boepd)	5,955	6,004	5,586	6,020
% Oil	61%	66%	60%	67%

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, and if appropriate opportunities are available, issuing debt or equity securities, selling assets or monetizing our derivative contracts, although we may not be able to complete any such transactions on terms acceptable to us, if at all.  On May 25, 2016, we completed a stock offering of 28.8 million shares of common stock for net proceeds of approximately $27.2 million. The net proceeds from this stock issuance were used to repay borrowings under our credit facility. As of September 30, 2016 our borrowing base was $130.0 million. Under the terms of the April 2016 Amendment, the borrowing base was automatically reduced to $120.0 million on October 1, 2016. The borrowing base was further reduced to $115.0 million on October 31, 2016 in connection with the Fall 2016 Redetermination.

Borrowings and Interest.  At September 30, 2016, we had a total of $90.0 million outstanding under our credit facility and total indebtedness of $95.0 million (including the current portion). If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

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

Operational Update

Williston Basin
At our North Fork prospect, in McKenzie County, North Dakota, the Stenehjem 10H, 12H and 14H wells targeting the Three Forks averaged 1,059 Boepd (786 barrels of oil per day, 1,642 Mcf of natural gas per day) over their first 30 days of production. The Stenehjem 11H, 13H and 15H wells targeting the Middle Bakken averaged 1,226 Boepd (915 barrels of oil per day, 1,864 Mcf of natural gas per day) over their first 30 days of production. We own a working interest of approximately 78% in Stenehjem 10H-15H.

The 30-day average rates represent the highest 30 days of production and do not include the impact of natural gas liquids and shrinkage at the processing plant and include flared gas.

Austin Chalk
At our Jourdanton prospect in Atascosa County, Texas, the Bulls Eye 101H is currently on production. Although the well has not achieved the anticipated initial production rate to date, it did achieve reasonable production rates and has shown a very stable production profile. The well continues to clean up having recovered approximately 40% of its load water and over 15,000 Boes to date. We will update the market with more specific numbers once volumes stabilize. We own a 100% working interest in the Bulls Eye 101H.

Permian
In Ward County, Texas, we successfully drilled the Caprito 99-101H to a total depth of 15,665 feet. The completion of the Caprito 99-101H has been delayed due to completion issues on a third party’s well, which has delayed the arrival of the frac fleet. We have been advised by the third party frac company that the rig up date for our planned 25 stage completion of the Caprito 99-101H is now November 9. We own a 100% working interest in the Caprito 99-101H.

2016 Outlook

Market prices for oil, gas and NGL are inherently volatile. Accordingly, we cannot predict with certainty the future prices for the commodities we produce and sell. Current market fundamentals indicate prices for oil, gas and NGL will continue to be depressed for the remainder of 2016. Although changes in OPEC production strategies, geopolitical risks or other factors could impact current forecasts, we anticipate weak commodity prices throughout 2016. Depressed prices for oil, gas and NGL will likely have a material adverse effect on our results of operations and liquidity. Our primary sources of liquidity are cash flow from operations, borrowings under our credit facility, sales of non-core assets and other capital transactions, when available. Cash flow from operations is sensitive to many variables, the most volatile of which is the price of the oil, gas and NGL we produce and sell. Our consolidated cash flow from operations increased in the first nine months of 2016 primarily as a result of the monetization of some of our derivative positions. Availability under our credit facility is currently subject to a borrowing base of $115.0 million based on the Fall 2016 Redetermination . The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. The lenders under our credit facility can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our credit facility.

As a result of the sharp decline in commodity prices, we recorded an impairment to our proved properties of $128.6 million for the year ended December 31, 2015 and an additional impairment of $67.6 million for the first nine months of 2016. The amount of any additional impairment is contingent upon many factors such as the price of oil, gas and NGL for the remainder of 2016, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

While we will continue to operate and develop our portfolio of assets, we are committed to protecting our balance sheet and managing our capital programs. For 2017, Abraxas anticipates drilling expenditures to approximate cash flow.  As a result, we can significantly reduce our capital budget in response to lower commodity prices. We are also committed to reducing our general and administrative, or "(G&A)" and field-level operating costs commensurate with our reduced, but focused, activity level. Abraxas President and CEO took a voluntary salary reduction of 20% effective September 1, 2015, and effective February 1, 2016, the remaining named executive officers of Abraxas took a voluntary salary reduction of 20%.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenue (1):
Oil sales	$12,713	$14,414	$31,380	$47,240
Gas sales	1,014	1,345	2,444	4,844
NGL sales	245	316	693	1,574
Other	4	2	31	24
Total operating revenues	$13,976	$16,077	$34,548	$53,682
Operating loss	$(4,952)	$(63,438)	$(76,993)	$(69,504)
Oil sales (MBbls)	334	365	919	1,100
Gas sales (MMcf)	765	750	2,232	2,246
NGL sales (MBbls)	86	62	239	169
Oil equivalents (MBoe)	548	552	1,531	1,643
Average oil sales price (per Bbl)(1)	$38.08	$39.50	$34.13	$42.94
Average gas sales price (per Mcf)(1)	$1.32	$1.79	$1.10	$2.16
Average NGL sales price (per Bbl)	$2.83	$5.07	$2.90	$9.32
Average oil equivalent sales price (Boe) (1)	$25.50	$29.10	$22.55	$32.65
___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

 Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

Operating Revenue. During the three months ended September 30, 2016, operating revenue decreased to $14.0 million from $16.1 million for the same period of 2015. The decrease in revenue was primarily due to lower prices for all products as well as lower sales volumes for oil. Lower realized commodity prices had a negative impact on revenue of $1.0 million of which $0.5 million was attributable to oil. Lower oil sales volumes had a negative impact on revenue of approximately $1.2 million for the three months ended September 30, 2016.

Oil sales volumes decreased to 334 MBbl during the three months ended September 30, 2016 from 365 MBbl for the same period of 2015. The decrease in oil sales volume was primarily due to natural field declines and property sales. We sold non-core assets effective June 1, 2016 which contributed 14.4 MBbl in the third quarter of 2015. Production decreases were partially offset by new wells brought on line since the third quarter of 2015 which contributed 150 MBbl for the three months ended September 30, 2016. Gas sales volumes increased to 765 MMcf for the three months ended September 30, 2016 from 750 MMcf for the same period of 2015. The increase in gas production was due to new wells brought on line since September 30, 2015 which contributed 184 MMcf for the three months ended September 30, 2016, which was partially offset by natural declines as well as pipeline constraints. NGL sales volumes increased to 86 MBbl for the three months ended September 30, 2016 from 62 MBbl for the same period of 2015. The increase in NGL sales was primarily due to more gas production in the Rocky Mountain Region which has a higher NGL content. NGL sales were negatively impacted by plant and pipeline issues in North Dakota and West Texas.

Lease Operating Expenses (“LOE”). LOE for the three months ended September 30, 2016 decreased to $4.6 million from $5.2 million for the same period in 2015. Due to the decline in commodity prices, there has been a decrease in the cost of services. Additionally we have focused on lowering LOE and shutting in marginal wells, as well as sales of non-core properties. We have also significantly reduced our non-recurring projects. LOE per Boe for the three months ended September 30, 2016 was $8.40 compared to $9.48 for the same period of 2015. The decrease per Boe was due to lower costs incurred for the three months ended September 30, 2016 as compared to the same period of 2015.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended September 30, 2016 decreased to $1.2 million from $1.6 million for the same period of 2015. The decrease was due to lower commodity prices and lower sales volumes. Production taxes for the three month ended September 30, 2016 were 9% of total oil, gas and NGL sales compared to 10% for the same period of 2015.
General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation, for the three months ended September 30, 2016 increased to $2.0 million from $1.8 million for the same period of 2015. The increase in G&A expense was primarily the result of less G&A expense being capitalized due to decrease drilling activities, which was offset by cost savings measures, including salary reductions. G&A expense per Boe, excluding stock-based compensation, was $3.64 for the quarter ended September 30, 2016 compared to $3.29 for the same period of 2015. The increase per Boe was primarily due to higher costs and lower production.
Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended September 30, 2016 and 2015, stock-based compensation was $0.8 million for each period.
Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense for the three months ended September 30, 2016 decreased to $6.4 million from $10.2 million for the same period of 2015. The decrease was primarily the result of a reduction in the full cost pool as a result of the proved property impairment in 2015 and the first nine months of 2016. DD&A expense per Boe for the three months ended September 30, 2016 was $11.63 compared to $18.40 in 2015.
Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of September 30, 2016, our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves by approximately $3.8 million, resulting in the recognition of a proved property impairment of the same amount. As of September 30, 2015, our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves by approximately $59.9 million, resulting in the recognition of a proved property impairment of the same amount.

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

Interest Expense. Interest expense for the three months ended September 30, 2016 and 2015 was constant at $1.0 million. Although overall debt levels were lower for the three months ended September 30, 2016 as compared to 2015, our interest rate was slightly higher for the three months ended September 30, 2016 as compared to 2015.

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps as of September 30, 2016, and NYMEX-based fixed price swaps and three-way collar contracts as of September 30, 2015. The estimated value of our commodity derivative contracts was a net liability of approximately $2.3 million as of September 30, 2016. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the three months ended September 30, 2016, we recognized a gain on our commodity derivative contracts of $2.4 million, consisting of a loss on closed contracts of $1.1 million and a gain of $3.5 million relating to open contracts. For the three months ended September 30, 2015, we recognized a gain on our commodity derivative contracts of $12.2 million, consisting of a gain of $1.7 million on closed contracts and a gain of $10.5 million related to open contracts. We monetized a portion of our derivative contracts in March and April 2016. Cash flows from future settlements are expected to decrease as a result.
Income Tax Expense. For the three months ended September 30, 2016 and 2015 there was no income tax expense recognized as a result of NOL carryforwards and a net loss in the three months ended September 30, 2016 and 2015.
Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015
Operating Revenue. During the nine months ended September 30, 2016, operating revenue decreased to $34.5 million from $53.7 million for the same period of 2015. The decrease in revenue was primarily due to lower prices for all products as well as lower sales volumes for oil and gas. Lower realized commodity prices had a negative impact on revenue of $13.2 million, of which $9.7 million was attributable to oil. Lower sales volumes for oil and gas had a negative impact on revenue of $6.2 million.
Oil sales volumes decreased to 919 MBbl during the nine months ended September 30, 2016 from 1,100 MBbl for the same period of 2015. The decrease in oil sales volume was primarily due to natural field declines and sales of non-core properties. We sold non-core properties effective June 1, 2016 which contributed 43.8 MBbl during the first nine months of 2015. Production decreases were offset by new wells brought on line since the third quarter of 2015 which contributed 267 MBbl for the nine months ended September 30, 2016. Gas sales volumes decreased to 2,232 MMcf for the nine months ended September 30, 2016 from 2,246 MMcf for the same period of 2015. The decrease in gas sales was primarily due to natural field declines. Production decreases were partially offset by new wells brought on line. New wells brought onto production contributed 364 MMcf for the nine months ended September 30, 2016. NGL sales volumes increased to 239 MBbl for the nine months ended September 30, 2016 from 169 MBbl for the same period of 2015. The increase in NGL sales was primarily due to a higher percentage of our gas production from West Texas, North Dakota and the Eagle Ford that has a higher NGL content.
LOE. LOE for the nine months ended September 30, 2016 decreased to $13.6 million from $17.8 million for the same period of 2015. Due to the decline in commodity prices, there has been a decrease in the cost of services. Additionally, we have focused on lowering LOE and shutting in marginal wells. We have also significantly reduced non-recurring workover projects. LOE per Boe for the nine months ended September 30, 2016 was $8.89 compared to $10.83 for the same period of 2015. The decrease per Boe was due to lower service costs for the nine months ended September 30, 2016 as compared to the same period of 2015.
Production and Ad Valorem Taxes. Production and ad valorem taxes for the nine months ended September 30, 2016 decreased to $3.6 million from $5.3 million for the same period of 2015. The decrease was primarily the result of lower commodity prices and lower sales volumes. Production taxes for the nine months ended September 30, 2016 and 2015 were 10% of total oil, gas and NGL sales.
G&A Expenses. G&A expenses, excluding stock-based compensation, decreased to $5.8 million for the first nine months of 2016 from $6.1 million for the same period of 2015. The decrease in G&A expense was primarily related to cost saving measures, including reduced salaries. G&A expense per Boe, excluding stock-based compensation expense, was $3.81 for the nine months ended September 30, 2016 compared to $3.71 for the same period of 2015. The increase per Boe was primarily due to the decrease in volumes produced offset by the lower costs in the first nine months of 2016 compared to the same period in 2015.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company's common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the nine months ended September 30, 2016 stock based compensation was $2.4 million as compared to $3.1 million for the same period of 2015. The decrease was primarily due to option grants in 2016 at a lower stock price as compared to 2015.
DD&A Expenses. DD&A expense for the nine months ended September 30, 2016 decreased to $17.9 million from $31.0 million for same period of 2015. The decrease was primarily the result of a reduction in the full cost pool as a result of impairments in 2015 and 2016. Our DD&A expense per Boe for the nine months ended September 30, 2016 was $11.72 compared to $18.89 in 2015.
Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of September 30, 2016, our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves by approximately $3.8 million, resulting in the recognition of a proved property impairment of the same amount. Total impairment for the nine months ended September 30, 2016 was $67.6 million, which includes $63.8 recognized in the first half of 2016. As of September 30, 2015, our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves by approximately $59.9 million, resulting in the recognition of a proved property impairment of the same amount.
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
Interest Expense. Interest expense for the nine months ended September 30, 2016 was $3.3 million as compared to $2.8 million for the same period of 2015. The increase in 2016 was due to higher interest rates during the nine months of 2016 as compared to the same period of 2015.
Loss (Gain) on Derivative Contracts. We account for derivative contract gains and losses based on realized and unrealized amounts. The realized derivative gains or losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of derivative contracts in place. Our derivative contract transactions do not qualify for hedge accounting; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. During the nine months ended September 30, 2016, our derivative contracts consisted of commodity swaps. The net estimated value of our commodity derivative contracts was a net liability of approximately $2.3 million as of September 30, 2016. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the nine months ended September 30, 2016, we recognized a loss on our commodity derivative contracts of $10.3 million, consisting of a gain on closed contracts of $3.2 million and a loss of $13.5 million relating to open contracts. For the nine months ended September 30, 2015, we recognized a gain on our commodity derivative contracts of $13.1 million, consisting of a gain of $6.9 million on closed contracts and a gain of $6.2 million related to open contracts. We monetized a portion of our derivative contracts in March and April 2016. Cash flows from future settlements are expected to decrease as a result.
Income Tax Expense. For the nine months ended September 30, 2016 and 2015 there was no income tax expense recognized as a result of NOL carryforwards and a net loss in the nine months ended September 30, 2016.
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

Our principal sources of capital are cash flow from operations, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, and if appropriate opportunities are available, selling of debt or equity securities, selling assets or monetizing derivative contracts, although we may not be able to complete any such transactions on terms acceptable to us, if at all. Based upon current oil, gas and NGL price expectations and our commodity derivatives positions, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility will provide us sufficient liquidity to fund our operations for the remainder of 2016 including our planned capital expenditures.

On September 20, 2016 we closed on the sale of our Portilla oil and gas properties as well as related surface for approximately $13.1 million. Proceeds from this sale were used to reduce amounts outstanding under our credit facility.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2016 and 2015 were $24.6 million and $52.6 million, respectively.

The table below sets forth the components of these capital expenditures:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Expenditure category:
Exploration/Development	$24,549	$51,939
Facilities and other	83	675
Total	$24,632	$52,614

During the nine months ended September 30, 2016 and 2015 our expenditures were primarily for development of our existing properties. We are authorized to make capital expenditures in 2016 of up to $40.0 million. Based on current service cost trends, we anticipate capital expenditures to be approximately $35.0 million in 2016. The 2016 capital expenditure budget is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil and gas, the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$22,225	$125
Net cash (used in) investing activities	(7,039)	(52,476)
Net cash (used in) provided by financing activities	(18,726)	48,599
Total	$(3,540)	$(3,752)

Operating activities for the nine months ended September 30, 2016 provided $22.2 million in cash compared to providing $0.1 million in the same period of 2015. Non-cash expense items, net changes in operating assets and liabilities and the monetization of hedges accounted for most of these funds. Investing activities used $7.0 million during the nine months ended September 30, 2016, capital expenditures of $24.6 million, and were offset by proceeds from sales of oil and gas properties of $13.6 million for the period. Investing activities for the nine months ended September 30, 2015 used $52.5 million. Funds used during the nine months ended September 30, 2016 and 2015 were primarily for the development of our existing properties. Financing activities used $18.7 million for the nine months ended September 30, 2016 compared to providing $48.6 million for the same period of 2015. Funds used during the nine months ended September 30, 2016 were primarily payments on borrowings under our credit facility offset by proceeds from the equity offering in May 2016. Funds provided during the nine months ended September 30, 2015 were primarily proceeds from borrowings under our credit facility.

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

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2016:

	Payments due in twelve month periods ending:
Contractual Obligations (In thousands)	Total	September 30, 2017	September 30, 2018-2019	September 30, 2020-2021	Thereafter
Long-term debt (1)	$94,993	$1,313	$90,529	$576	$2,575
Interest on long-term debt (2)	5,661	2,899	2,336	248	178
Lease obligations (3)	76	43	33	—	—
Total	$100,730	$4,255	$92,898	$824	$2,753
___________________________

(1)	These amounts represent the balances outstanding under our credit facility, the rig loan agreement and the real estate lien note. These payments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3)
Lease on office space in Dickinson, North Dakota, which expires on October 31, 2018, office space in Lusk, Wyoming, which will expire on December 31, 2016 and office space in Denver, Colorado which will expire on December 31, 2017.

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At September 30, 2016, our reserve for these obligations totaled $8.6 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At September 30, 2016 we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2016, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Credit facility	$90,000	$134,000
Rig loan agreement	1,065	2,620
Real estate lien note	3,928	4,112
	94,993	140,732
Less current maturities	(1,313)	(2,330)
	$93,680	$138,402

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of September 30, 2016, $90.0 million was outstanding under the credit facility.

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

At September 30, 2016, we had a borrowing base of $130.0 million, based on the April 2016 Amendment. In accordance with the terms of the April 2016 Amendment, the borrowing base was automatically reduced to $120.0 million effective October 1, 2016. The borrowing base was further reduced to $115.0 million on October 31, 2016 in connection with the Fall 2016 Redetermination.

Outstanding amounts under the credit facility bear interest (x) at any time an event of default exists, at 3% per annum plus the amounts set forth below, (y) between April 1, 2016 and October 1, 2016 , 0.25% per annum plus the rates set forth below and (z) at all other times, at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%-1.75%, depending on the utilization of the borrowing base, or, if we elect, LIBOR plus, in each case, 1.75%-2.75% depending on the utilization of the borrowing base. At September 30, 2016, the interest rate on the credit facility was approximately 3.02% assuming LIBOR borrowings.

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

Each of our subsidiaries has guaranteed our obligations under the credit facility on a senior secured basis. Obligations under the credit facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of our and our subsidiary guarantors’ material property and assets, other than Raven Drilling. In connection with the April 2016 Amendment, we also agreed to grant our lenders a security interest in our headquarters building (in addition to the lien granted to the lender under our building loan described below) and two ranches we own, none of which had previously secured our obligations under the credit facility. One of the ranches was sold in September 2016 in connection with the sale of our Portilla oil and gas properties.

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

At September 30, 2016 we were in compliance with all of our debt covenants. As of September 30, 2016, the interest coverage ratio was 9.65 to 1.00, the total debt to EBITDAX ratio was 2.37 to 1.00, and our current ratio was 1.73 to 1.00.

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

Rig Loan Agreement

On September 19, 2011 Raven Drilling entered into a rig loan agreement, secured by our Oilwell 2,000 HP diesel electric drilling rig (the “Collateral”). The principal amount of the note was $7.0 million and bears interest at 4.26%.  The note is payable in monthly interest and principal payments in the amount of $179,695. Subject to earlier prepayment provisions and events of default, the stated maturity date of the note is February 14, 2017. As of September 30, 2016 and December 31, 2015, $1.1 million and $2.6 million, respectively, were outstanding under the rig loan agreement.

The Company has guaranteed Raven Drilling’s obligations under the rig loan agreement and associated note.  Obligations under the rig loan agreement are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in the Collateral.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note bears interest at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the bank's then current prime rate plus 1.00% with a maximum rate of 7.25%. The maturity date of the note is July 20, 2023. As of September 30, 2016 and December 31, 2015, $3.9 million and $4.1 million, respectively, were outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We have entered into commodity swaps on approximately 79% of our estimated oil production from our net proved developed producing reserves (based on reserve estimates as of June 30, 2016) through December 31, 2016, 90% for 2017, 88% for 2018 and 81% for 2019.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the nine months ended September 30, 2016, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $3.5 million. If commodity prices remain at their current levels the impact on operating revenues and cash flow, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

Derivative Instrument Sensitivity

At September 30, 2016, the aggregate fair market value of our commodity derivative contracts was a liability of approximately $2.3 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. A 10% increase or decrease in commodity price futures could cause an equivalent change in fair value of our contracts and accordingly our gains and losses on the contracts.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of September 30, 2016, we had $90.0 million of outstanding indebtedness under our credit facility. Effective April 1, 2016, outstanding amounts under the credit facility bear interest (x) at any time an event of default exists, at 3% per annum plus the amounts set forth below, (y) between April 1, 2016 to the earlier of October 1, 2016 and the effective date of the Fall 2016 Redetermination, 0.25% per annum plus the rates set forth below and (z) at all other times, at (a) the greater of (1) the reference rate announced from time to time by Société Générale, (2) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 0.75%-1.75%, depending on the utilization of the borrowing base, or, if we elect, LIBOR plus, in each case, 1.75%-2.75% depending on the utilization of the borrowing base. At September 30, 2016 the interest rate on the credit facility was approximately 3.02% assuming LIBOR borrowings. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $0.9 million on an annual basis, based on our outstanding indebtedness as of September 30, 2016.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2016 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.  Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2016, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on its financial position or results of operations.

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

Date	November 9, 2016	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	November 9, 2016	By: /s/Geoffrey R. King
GEOFFREY R. KING,
Vice President and
Principal Financial Officer

Date	November 9, 2016	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Principal Accounting Officer