Form 10-Q
period 2017-06-30
ABRAXAS PETROLEUM CORP
filed 2017-08-09
CIK 867665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of August 7, 2017 was 163,849,901.

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

“Boe” – barrels of oil equivalent.

“Boed or Boepd" – barrels of oil equivalent per day.

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

ABRAXAS PETROLEUM CORPORATION
FORM 10 – Q

Part I
FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$652	$—
Accounts receivable:
Joint owners, net	4,542	677
Oil and gas production sales	6,056	11,595
Other	1,031	1,252
	11,629	13,524

Derivative asset	4,508	54
Assets held for sale	—	9,685
Other current assets	631	676
Total current assets	17,420	23,939

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved	834,566	794,634
Other property and equipment	38,758	38,569
Total	873,324	833,203
Less accumulated depreciation, depletion, amortization and impairment	(707,419)	(696,892)
Total property and equipment, net	165,905	136,311

Deferred financing fees, net	1,278	818
Derivative asset	2,269	—
Other assets	265	580
Total assets	$187,137	$161,648

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,683	$18,397
Joint interest oil and gas production payable	6,176	8,937
Accrued interest	26	44
Other accrued expenses	648	571
Derivative liability	105	2,382
Current maturities of long-term debt	256	786
Total current liabilities	36,894	31,117

Long-term debt – less current maturities	34,487	96,616
Other liabilities	132	157
Derivative liability long-term	423	6,630
Future site restoration	8,839	8,623
Total liabilities	80,775	143,143

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 400,000,000 shares; 163,849,901 and 135,094,017 issued and outstanding, respectively	1,638	1,351
Additional paid-in capital	410,667	343,982
Accumulated deficit	(305,943)	(326,828)
Total stockholders’ equity	106,362	18,505
Total liabilities and stockholders’ equity	$187,137	$161,648

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Oil and gas production revenues	$13,136	$11,004	$31,923	$20,545
Other	16	4	31	27
	13,152	11,008	31,954	20,572
Operating costs and expenses:
Lease operating	3,421	4,259	7,539	9,010
Production and ad valorem taxes	1,158	1,227	2,778	2,402
Rig expense	—	263	—	342
Depreciation, depletion, and amortization	4,415	5,669	9,789	11,561
Proved property impairment	—	28,735	—	63,820
General and administrative (including stock-based compensation of $979, $835, $1,749 and $1,643, respectively)	2,898	2,753	5,635	5,478
	11,892	42,906	25,741	92,613
Operating income (loss)	1,260	(31,898)	6,213	(72,041)

Other (income) expense:
Interest income	(1)	(1)	(1)	(1)
Interest expense	501	1,152	1,008	2,390
Amortization of deferred financing fees	117	448	254	612
(Gain) loss on derivative contracts	(6,450)	13,440	(15,831)	12,775
(Gain) on sale of non-oil and gas assets	(102)	—	(102)	—
	(5,935)	15,039	(14,672)	15,776
Income (loss) before income tax	7,195	(46,937)	20,885	(87,817)
Income tax (expense) benefit	—	—	—	—
Net income (loss)	$7,195	$(46,937)	$20,885	$(87,817)

Net income (loss) per common share - basic	$0.04	$(0.40)	$0.13	$(0.80)
Net income (loss) per common share - diluted	$0.04	$(0.40)	$0.13	$(0.80)

Weighted average shares outstanding:
Basic	162,357	116,120	158,259	110,415
Diluted	163,805	116,120	159,942	110,415

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income (loss)	$20,885	$(87,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of non-oil and gas assets	(102)	—
Net (gain) loss on derivative contracts	(15,831)	12,775
Derivative contract settlements	2,000	4,242
Monetization of derivative contracts	—	14,370
Depreciation, depletion, and amortization	9,789	11,561
Proved property impairment	—	63,820
Amortization of deferred financing fees	254	612
Accretion of future site restoration	224	270
Stock-based compensation	1,749	1,643
Non-cash director compensation	—	40
Changes in operating assets and liabilities:
Accounts receivable	1,895	2,325
Other assets	(1,041)	1,870
Accounts payable and accrued expenses	8,576	(13,187)
Net cash provided by operating activities	28,398	12,524

Investing Activities
Capital expenditures, including purchases and development of properties	(40,453)	(5,666)
Proceeds from the sale of oil and gas properties	10,653	4,512
Proceeds from the sale of non-oil and gas assets	204	—
Net cash used in by investing activities	(29,596)	(1,154)

Financing Activities
Proceeds from long-term borrowings	20,000	6,000
Payments on long-term borrowings	(82,659)	(46,155)
Proceeds from issuance of common stock	65,223	27,177
Deferred financing fees	(714)	(92)
Net cash provided by (used in) financing activities	1,850	(13,070)

Increase (decrease) in cash and cash equivalents	652	(1,700)
Cash and cash equivalents at beginning of period	—	3,540
Cash and cash equivalents at end of period	$652	$1,840

Supplemental disclosures of cash flow information:
Interest paid	$802	$2,172
See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations, and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants, and in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and the cash flows for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recently Adopted and New Accounting Standards and Disclosures

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred asset constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. The standard is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. It is not anticipated that adoption of this standard will have a material impact on the Company's condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date. ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued additional accounting standards updates to clarify the implementation guidance of ASU 2014-09. The Company is currently determining the impacts of the new revenue standard on its contracts. The Company is evaluating its key contracts representative of its revenue and comparing historical accounting policies and practices to the new standard. The Company's revenue contracts are primarily normal sales contracts with index pricing that settle monthly.  The Company expects to complete its evaluations of the impact of the accounting and disclosure requirements on its business processes, controls and systems in the second half of 2017, and will continue to evaluate guidance from accounting regulatory agencies as it becomes available. The Company does not expect that the new revenue recognition standard will have a material impact on its accounting for revenue upon adoption; however there will be additional disclosures.

Stock-Based Compensation and Option Plans

Stock Options

The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors.

The following table summarizes the Company’s stock-based compensation expense related to stock options for the periods presented:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
$635	$479	$1,069	$936

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2017 (shares in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2016	8,154	$2.39	$1.70
Granted	207	1.88	1.23
Exercised	(5)	0.97	0.65
Forfeited	(2)	3.01	2.14
Outstanding, June 30, 2017	8,354	$2.38	$1.69

As of June 30, 2017, there was approximately $2.2 million of unamortized compensation expense related to outstanding stock options that will be recognized in 2017 through 2020.

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

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2017:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2016	1,492	$3.47
Granted	4	2.06
Vested/Released	(2)	3.25
Forfeited	(1)	2.63
Unvested, June 30, 2017	1,493	$3.46

The following table summarizes the Company’s stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
$344	$356	$680	$707

As of June 30, 2017, there was approximately $1.3 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized in 2017 through 2020.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At June 30, 2017, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves. At June 30, 2016 our net capitalized costs of oil and gas properties exceeded the present value of our estimated proved reserves by approximately $28.7 million, resulting in the recognition of an impairment for the three months of $28.7 million. For the six months ended June 30, 2016, proved property impairments of $63.8 million were recognized. Impairment calculations did not consider the impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. Further write-downs in subsequent quarters are reasonably likely to occur if the trailing 12-month commodity prices fall as compared to the commodity prices used in prior quarters.

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

The following table summarizes the Company’s future site restoration obligation transactions for the six months ended June 30, 2017 and the year ended December 31, 2016:

	June 30, 2017	December 31, 2016
Beginning future site restoration obligation	$8,623	$9,679
New wells placed on production and other	102	119
Deletions related to property disposals and plugging costs	(77)	(1,832)
Accretion expense	224	491
Revisions and other	(33)	166
Ending future site restoration obligation	$8,839	$8,623

2.  Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three and six months ended June 30, 2017, there was no income tax benefit due to net operating loss carryforwards and the Company recorded a full valuation allowance against its net deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2017, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2012 through 2016 remain open to examination by the tax jurisdictions to which the Company is subject.

At December 31, 2016, the Company had, subject to the limitation discussed below, $230.5 million of net operating loss carryforwards for U.S. tax purposes.  The loss carryforward will expire in varying amounts through 2036, if not utilized.

Uncertainties exist as to the future utilization of the operating loss carryforwards. Therefore, the Company has established a valuation allowance of $137.8 million for deferred tax assets at December 31, 2016.

3. Long-Term Debt

The following is a description of the Company’s debt as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Senior secured credit facility	$31,000	$93,000
Rig loan agreement	—	535
Real estate lien note	3,743	3,867
	34,743	97,402
Less current maturities	(256)	(786)
	$34,487	$96,616

Credit Facility

The Company has a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of June 30, 2017, $31.0 million was outstanding under the Credit Facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At June 30, 2017, the Company had a borrowing base of $115.0 million. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations. Outstanding borrowings in excess of the borrowing base must be repaid immediately or we must pledge additional oil and gas properties or other assets as collateral. The Company does not currently have any substantial unpledged assets and we may not have the financial resources to make any mandatory principal payments. In addition, a reduction of the borrowing base could also cause us to fail to be in compliance with the financial covenants described below. The Company's borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. The Company's borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below, and (b) at all other times, at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (b) 1.5%-2.5%, depending on the utilization of the borrowing base, or, if we elect, LIBOR plus, in each case, 2.5%-3.5% depending on the utilization of the borrowing base. At June 30, 2017, the interest rate on the credit facility was approximately 3.97% assuming LIBOR borrowings.

Subject to earlier termination rights and events of default, the stated maturity date of the credit facility was extended to May 16, 2021, as the result of an amendment to the credit facility in April 2017. Interest is payable quarterly on reference rate advances and not less than quarterly on LIBOR advances. We are permitted to terminate the credit facility and are able, from time to time, to permanently reduce the lenders’ aggregate commitment under the credit facility in compliance with certain notice and dollar increment requirements.

Each of the Company's subsidiaries has guaranteed our obligations under the credit facility on a senior secured basis. Obligations under the credit facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of our and our subsidiary guarantors’ material property and assets. The collateral is required to include properties comprising at least 90% of the PV-10 of our proven reserves. The Company has also granted our lenders a security interest in our headquarters building and a ranch that we own in West Texas known as the Coyanosa Draw Ranch.

Under the credit facility, the Company is subject to customary covenants, including certain financial covenants and reporting requirements.  The Company is required to maintain a current ratio, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  The Company is also required as of the last day of each quarter to maintain a total debt to EBITDAX ratio of not more than 3.50 to 1.00. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC

410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income, franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts plus expenses incurred in connection with the negotiation, execution, delivery and performance of the credit facility plus expenses incurred in connection with any acquisition permitted under the credit facility plus expenses incurred in connection with any offering of senior unsecured notes, subordinated debt or equity plus up to $1.0 million of extraordinary expenses in any 12-month period plus extraordinary losses minus all non-cash items of income which were included in determining consolidated net loss, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the headquarters building and obligations with respect to surety bonds and derivative contracts.

At June 30, 2017, the Company was in compliance with all of its debt covenants. As of June 30, 2017, the interest coverage ratio was 15.56 to 1.00, the total debt to EBITDAX ratio was 0.81 to 1.00, and our current ratio was 2.65 to 1.00.

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

The credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities. As of June 30, 2017, we were in compliance with all of the terms of our credit facility.

Real Estate Lien Note

The Company has a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as its corporate headquarters. The note bears interest at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the bank's then current prime rate plus 1.00% with a maximum rate of 7.25%. The maturity date of the note is July 20, 2023. As of June 30, 2017 and December 31, 2016, $3.7 million and $3.9 million, respectively, were outstanding on the note.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator:
Net income (loss)	$7,195	$(46,937)	$20,885	$(87,817)
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	162,357	116,120	158,259	110,415
Effect of dilutive securities: Stock options and restricted shares	1,448	—	1,683	—
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	163,805	116,120	159,942	110,415

Net income (loss) per common share - basic	$0.04	$(0.40)	$0.13	$(0.80)

Net income (loss) per common share - diluted	$0.04	$(0.40)	$0.13	$(0.80)

Basic net income (loss) per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed in a manner similar to basic; however diluted net income (loss) per share reflects the assumed conversion of all potentially dilutive securities. For the three and six months ended June 30, 2016, potential shares of 1,712 and 1,675, respectively, related to unvested restricted shares and options were excluded from the calculation of diluted net income (loss) per share since their inclusion would have been anti-dilutive due to losses incurred in the period. There were no shares excluded for the three and six months ended June 30, 2017.

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

The following table sets forth the summary position of our derivative contracts as of June 30, 2017:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
2017	2,474	$54.48
2018	1,960	$48.02
2019	1,200	$54.54
Basis Swap
2017	500	$0.65

	Gas
Contract Period	Daily Volume (Mmbtu)	Floor (Put)	Ceiling (Call)
Collar Contracts
2017	5,000	$3.00	$3.90

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value of Derivative Contracts as of June 30, 2017
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$4,508	Derivatives – current	$105
Commodity price derivatives	Derivatives – long-term	2,269	Derivatives – long-term	423
		$6,777		$528

Fair Value of Derivative Contracts as of December 31, 2016
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$54	Derivatives – current	$2,382
Commodity price derivatives	Derivatives – long-term	—	Derivatives – long-term	6,630
		$54		$9,012

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2017
Assets:
NYMEX fixed price derivative contracts	$—	$6,630	$—	$6,630
NYMEX collars/basis differential swaps	$—	$—	$147	$147
Total Assets	$—	$6,630	$147	$6,777
Liabilities:
NYMEX fixed price derivative contracts	$—	$528	$—	$528
NYMEX collars/basis differential swaps	—	—	—	—
Total Liabilities	$—	$528	$—	$528

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets:
NYMEX fixed price derivative contracts	$—	$35	$—	$35
NYMEX collars	—	—	19	19
Total Assets	$—	$35	$19	$54

Liabilities:
NYMEX fixed price derivative contracts	$—	$8,759	$—	$8,759
NYMEX collars/basis differential swaps	—	—	253	253
Total Liabilities	$—	$8,759	$253	$9,012

The Company’s derivative contracts consisted of NYMEX-based fixed price swaps, basis differential swaps and collar contracts as of June 30, 2017, and as of December 31, 2016. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party. Under a basis differential swap, if the market price is above the fixed price we pay the counter-party, if the market price is below the fixed price, the counter-party pays us. Under a collar contract, we pay the counterparty if the market price is above the ceiling price (short call) and the counterparty pays us if the market price is below the floor price (long put). The NYMEX-based fixed price derivative swaps, basis swaps and collar contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of NYMEX-based fixed price swaps are based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness. The fair value of the collar and basis differential swap instruments are based on inputs that are not as observable as the fixed price swaps. In addition to the actively quoted market price, variables such as time value, volatility and other unobservable inputs are used. Accordingly, these instruments have been classified as Level 3.

The following is additional information for the Company's recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the six months ended June 30, 2017.

Unobservable inputs at January 1, 2017	$(234)
Changes in market value	340
Settlements during the period	41
Unobservable inputs at June 30, 2017	$147

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

7. Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2017, the Company was not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial position or results of operations.

8. Subsequent Events

Acquisitions and divestitures.

On July 11, 2017 the Company closed on the acquisition of mineral acreage in Ward County, Texas. The closing purchase price for this acreage was $20.9 million. Proceeds from the Company's credit facility were used to fund this acquisition. The allocation of the purchase price has not yet been completed.

On July 14, 2017 the Company entered into an agreement to exchange $3.2 million in cash, 2.0 million shares of Abraxas Petroleum Common Stock, Abraxas’ Pecos County Ranch and 50% of Abraxas’ owned minerals under the ranch for mineral acres with Bone Spring and Wolfcamp rights and 130 Boepd of production in Ward, Reeves, Winkler and Pecos Counties, Texas. This transaction is expected to close in early August 2017.

On July 14, 2017, the Company closed on the divestiture of a portion of its Powder River Basin assets for approximately $4.6 million. Proceeds from this sale were used to repay amounts outstanding under the Company's credit facility.

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

During the six months ended June 30, 2017, the NYMEX future price for oil averaged $49.95 per Bbl as compared to $39.78 per Bbl in 2016. During the six months ended June 30, 2017, the NYMEX future spot price for gas averaged $3.35 per MMBtu compared to $2.12 per MMBtu in 2016. Prices closed on June 30, 2017 at $46.04 per Bbl of oil and $3.04 per MMBtu of gas, compared to closing on June 30, 2016 at $48.33 per Bbl of oil and $2.93 per MMBtu of gas.  On August 7, 2017, prices closed at $49.39 per Bbl of oil and $2.80 per MMBtu of gas.  If commodity prices remain at these levels or decline further, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income. Finally, low commodity prices will likely cause a reduction of the borrowing base under our credit facility.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the six months ended June 30, 2017 and 2016:

	Oil - NYMEX		Gas - NYMEX
	2017	2016	2017	2016
Average realized price (1)	$44.78	$31.88	$1.85	$0.98
Average NYMEX price	49.95	39.78	3.35	2.12
Differential	$(5.17)	$(7.90)	$(1.50)	$(1.14)
_____________________________________
(1) Excludes the impact of derivative activities.

At June 30, 2017, our derivative contracts consisted of NYMEX-based fixed price swaps, basis differential swaps and collar contracts. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party. Under a basis differential swap, if the market price is above the fixed price we pay the counter-party, if the market price is below the fixed price, the counter-party pays us. Under a collar contract, we pay the counterparty if the market price is above the ceiling price (short call) and the counterparty pays us if the market price is below the floor price (long put).

Our derivative contracts equate to approximately 72% of the estimated oil production from our net proved developed producing reserves (based on our reserve estimates as of December 31, 2016) from July 1, 2017 through December 31, 2017, 84% in 2018 and 64% in 2019. As of June 30, 2017, we also had NYMEX-based costless collar commodity arrangements on approximately 56% of our estimated net proved developed producing gas reserves (as of December 31, 2016) from July 1, 2017 through December 31, 2017 and a 500 Boepd Midland - Cushing oil price differential swap at ($0.65)/Bbl. By removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow. We have in the past and will in the future sustain losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain gains on our commodity derivative contracts. For the six months ended June 30, 2017, we realized a gain of $15.8 million, consisting of a gain of $2.0 million on closed contracts and a gain of $13.8 million related to open contracts. For the six months ended June 30, 2016 we realized a loss of $12.8 million consisting of a gain of $4.2 million on closed contracts and a loss of $17.0 million related to open contracts.  We have not designated any of these derivative contracts as hedges as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at June 30, 2017:

Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)

Fixed Swaps
2017	2,474	$54.48
2018	1,960	$48.02
2019	1,200	$54.54
Basis Swap
2017	500	$0.65

	Gas
Contract Period	Daily Volume (Mcf)	Floor (Put)	Ceiling (Call)
Collar Contracts
2017	5,000	$3.00	$3.90

At June 30, 2017, the aggregate fair market value of our commodity derivative contracts was a net asset of approximately $6.2 million.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.  Based on the reserve information set forth in our reserve report as of December 31, 2016, our average annual estimated decline rate for our net proved developed producing reserves is 40%; 15%; 12%; 11% and 9% in 2018, 2019, 2020, 2021 and 2022, respectively, 9% in the following five years, and approximately 9% thereafter.  These rates of decline are estimates and actual production declines could be materially different.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects.

We had capital expenditures during the six months ended June 30, 2017 of $40.5 million related to our exploration and development activities. We have a capital expenditure budget for 2017 of approximately $120.0 million consisting of $110.0 million in cash with the remainder being equity and land swap value. Approximately $71.3 million of the 2017 budget is allocated to developing our Permian/Delaware Basin assets and expanding our acreage position in the Delaware Basin. The 2017 budget also allocates approximately $42.2 million for drilling and completion of wells in our Williston Basin/Bakken/Three Forks play in North Dakota, with the remaining amount allocated to the Austin Chalk/Eagle Ford area in South Texas as well as lease acquisition and general corporate expenses. The 2017 capital expenditure budget is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil and gas, the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total production (MBoe)	471	444	1,085	983
Average daily production (Boepd)	5,172	4,883	5,992	5,399
% Oil	56%	58%	55%	60%

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, monetizing of derivative instruments, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  In January 2017, we completed a stock offering of 28.8 million shares of common stock for net proceeds of approximately $65.2 million. The net proceeds from this offering were used to repay borrowings under our credit facility. As of June 30, 2017, our borrowing base was

$115.0 million with $84.0 million of availability under our credit facility. As of July 31, 2017 we had $52.0 million outstanding on our credit facility, primarily as a result of acquisition activity since June 30, 2017.

Borrowings and Interest.  At June 30, 2017, we had a total of $31.0 million outstanding under our credit facility and total indebtedness of $34.7 million (including the current portion). If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

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

Operational Update

Delaware Basin
In Ward County, Texas, the Caprito 98-201H and Caprito 98-301HR were successfully fracture stimulated and are currently flowing back at very encouraging rates. Abraxas is flowing both wells back using a more conservative choke management protocol after observing the practices of offsetting operators. The objective of this protocol is to enhance the performance and ultimate recovery from the well. To date the performance of these wells is exceeding that of the Company’s first Wolfcamp A2 completion in the Caprito 99-302H. Furthermore, the performance of the Company’s first Wolfcamp A1 test in the Caprito 98-201H is exceeding that of the two Wolfcamp A2 completions in the Caprito 98-301HR and Caprito 99-302H. Abraxas will furnish 30-day IP rates when they are available. Following the acquisition of additional working interests at Caprito (expected to close in August 2017), Abraxas estimates it will own a working interest of approximately 98% in the Caprito 98-201H and 98-301HR.

Abraxas successfully drilled and cased the Caprito 83-304H and Caprito 83-404H to total depths of 16,387 and 16,590 feet, respectively. The Caprito 83-304H is targeting the Wolfcamp A2 zone and the Caprito 83-404H is targeting the Wolfcamp B zone. Completion of these wells is scheduled for September 2017. Following the acquisition of additional working interests at Caprito (expected to close in August 2017), Abraxas estimates it will own a working interest of approximately 100% in the Caprito 83-304H and Caprito 83-404H.

Abraxas recently spud the Caprito 82-101H and Caprito 82-202H. The Caprito 82-101H is targeting the Third Bone Spring zone and the Caprito 82-202H is targeting the Wolfcamp A1 zone. Abraxas estimates it owns a working interest of approximately 62% and 100% in the Caprito 82-101H and Caprito 82-202H, respectively.

Williston Basin
At Abraxas’ North Fork prospect, in McKenzie County, North Dakota, the Stenehjem 6H and 8H wells targeting the Three Forks averaged 1,143 boepd (861 barrels of oil per day, 1,692 mcf of natural gas per day) (1) over their first 30 days of production. The Stenehjem 7H and 9H wells targeting the Middle Bakken averaged 1,148 boepd (854 barrels of oil per day, 1,761 mcf of natural gas per day) (1) over their first 30 days of production. Abraxas owns a working interest of approximately 75% in the Stenehjem 6H-9H.

The Yellowstone 2H-4H wells, in which Abraxas owns a 52% working interest, are now scheduled for an October 2017 completion.

Eagle Ford/Austin Chalk
In Atascosa County, Texas, the Shut Eye 1H, in which Abraxas owns a 100% working interest, is now scheduled for a September 2017 completion.

Subsequent Events

Acquisitions and divestitures.

On July 11, 2017 the Company closed on the acquisition of mineral acreage in Ward County, Texas. The closing purchase price for this acreage was $20.9 million. Proceeds from the Company's credit facility were used to fund this acquisition. The allocation of the purchase price has not yet been completed.

On July 14, 2017 the Company entered into an agreement to exchange $3.2 million in cash, 2.0 million shares of Abraxas Petroleum Common Stock, Abraxas’ Pecos County Ranch and 50% of Abraxas’ owned minerals under the ranch for mineral acres with Bone Spring and Wolfcamp rights and 130 Boepd of production in Ward, Reeves, Winkler and Pecos Counties, Texas. This transaction is expected to close in early August 2017.

On July 14, 2017, the Company closed on the divestiture of a portion of its Powder River Basin assets for approximately $4.6 million. Proceeds from this sale were used to repay amounts outstanding under the Company's credit facility.

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

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenue (1):
Oil sales	$11,313	$10,102	$26,814	$18,667
Gas sales	1,063	657	3,045	1,430
NGL sales	760	245	2,064	448
Other	16	4	31	27
Total operating revenues	$13,152	$11,008	$31,954	$20,572
Operating income (loss)	$1,260	$(31,898)	$6,213	$(72,041)
Oil sales (MBbls)	261	259	599	586
Gas sales (MMcf)	711	688	1,650	1,466
NGL sales (MBbls)	91	71	211	153
Oil equivalents (MBoe)	471	444	1,085	983
Average oil sales price (per Bbl)(1)	$43.27	$24.77	$44.78	$31.88
Average gas sales price (per Mcf)(1)	$1.49	$0.98	$1.85	$0.98
Average NGL sales price (per Bbl)	$8.39	$3.46	$9.78	$2.94
Average oil equivalent sales price (Boe) (1)	$27.91	$24.77	$29.43	$20.91
___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

 Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016

Operating Revenue. During the three months ended June 30, 2017, operating revenue increased to $13.2 million from $11.0 million for the same period of 2016. The increase in revenue was primarily due to higher prices for all products as well as higher sales volumes. Higher realized commodity prices contributed $1.9 million to operating revenue, of which $1.1 million was attributable to oil. Higher sales volumes contributed $0.3 million to operating revenue for the three months ended June 30, 2017.

Oil sales volumes increased to 261 MBbl during the three months ended June 30, 2017 from 259 MBbl for the same period of 2016. The increase in oil sales volume was primarily due to new wells brought on line since the second quarter of 2016, offset by natural field declines and property sales. New wells brought on line since the second quarter of 2016 contributed 92 MBbl for the three months ended June 30, 2017. Gas sales volumes increased to 711 MMcf for the three months ended June 30, 2017 from 688 MMcf for the same period of 2016. The increase in gas production was due to new wells brought on line since the second quarter of 2016 which contributed 147 MMcf for the three months ended June 30, 2017, which was partially offset by natural field declines as well as pipeline constraints. NGL sales volumes increased to 91 MBbl for the three months ended June 30, 2017 from 71 MBbl for the same period of 2016. The increase in NGL sales was primarily due to more gas production in the Rocky Mountain region which has a higher NGL content. NGL sales were negatively impacted by plant and pipeline issues in South Texas and West Texas.

Lease Operating Expenses (“LOE”). LOE for the three months ended June 30, 2017 decreased to $3.4 million from $4.3 million for the same period in 2016. The decrease in LOE was primarily due to lower cost of services and less non-recurring LOE in the second quarter of 2017. Additionally, we have focused on lowering LOE and shutting in marginal wells, as well as sales of non-core properties. LOE per Boe for the three months ended June 30, 2017 was $7.27 compared to $9.58 for the same period of 2016. The decrease per Boe was due to lower costs incurred and higher sales volumes for the three months ended June 30, 2017 as compared to the same period of 2016.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended June 30, 2017 were constant at $1.2 million for each period. Production and ad valorem taxes for the three months ended June 30, 2017 were 9% of total oil, gas and NGL sales compared to 11% for the same period of 2016. Lower ad valorem taxes contributed to the reduction in the percentage of sales revenue.
General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation, for the three months ended June 30, 2017 was constant at $1.9 million for each period. G&A expense per Boe, excluding stock-based compensation, was $4.08 for the quarter ended June 30, 2017 compared to $4.31 for the same period of 2016. The decrease per Boe was primarily due to higher sales volumes.
Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense was recognized over their vesting period. For the three months ended June 30, 2017 stock-based compensation expense was $1.0 million compared to $0.8 million for the same period of 2016.
Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense for the three months ended June 30, 2017 decreased to $4.4 million from $5.7 million for the same period of 2016. The decrease was primarily the result of a reduction in the full cost pool as a result of the proved property impairment in 2016. DD&A expense per Boe for the three months ended June 30, 2017 was $9.38 compared to $12.76 in 2016.
Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of June 30, 2017, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves. As of June 30, 2016, the net capitalized costs of our oil and gas properties exceeded the present value of our estimated proved reserves by approximately $28.7 million, resulting in the recognition of a proved property impairment of the same amount for the three months ended June 30, 2016.

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
Interest Expense. Interest expense for the three months ended June 30, 2017 decreased to $0.5 million compared to $1.2 million for the same period of 2016. The decrease in interest expense in 2017 was due to significantly lower levels of debt for the three months ended June 30, 2017 as compared to the same period in 2016.

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps, basis differential swaps and collar contracts as of June 30, 2017, and NYMEX-based fixed price swaps and three-way collar contracts as of June 30, 2016. The estimated value of our commodity derivative contracts was a net asset of approximately $6.2 million as of June 30, 2017. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the three months ended June 30, 2017, we recognized a gain on our commodity derivative contracts of $6.5 million, consisting of a gain on closed contracts of $1.4 million and a gain of $5.1 million relating to open contracts. For the three months ended June 30, 2016, we recognized a loss on our commodity derivative contracts of $13.4 million, consisting of a loss of $1.0 million on closed contracts and a loss of $12.4 million related to open contracts.
Income Tax Expense. For the three months ended June 30, 2017 and 2016 there was no income tax expense recognized as a result of NOL carryforwards and a net loss in the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016
Operating Revenue. During the six months ended June 30, 2017, operating revenue increased to $32.0 million from $20.6 million for the same period of 2016. The increase in revenue was primarily due to higher prices for all products as well as higher sales volumes for all products. Higher realized commodity prices contributed $10.6 million to revenue, of which $7.7 million was attributable to oil. Higher sales volumes contributed $0.8 million to revenue for the six months ended June 30, 2017.
Oil sales volumes increased to 599 MBbl during the six months ended June 30, 2017 from 586 MBbl for the same period of 2016. The increase in oil sales volume was primarily due to new wells brought on line since the second quarter of 2016, offset by natural field declines and property sales. New wells brought on line since the second quarter of 2016 contributed 248 MBbl for the six months ended June 30, 2017. Gas sales volumes increased to 1,650 MMcf for the six months ended June 30, 2017 from 1,466 MMcf for the same period of 2016. The increase in gas sales volume was primarily due to new wells brought on line since the second quarter of 2016, offset by natural field declines and property sales. New wells brought on line since the second quarter of 2016 contributed 405 MBbl for the six months ended June 30, 2017. NGL sales volumes increased to 211 MBbl for the six months ended June 30, 2017 from 153 MBbl for the same period of 2016 which was partially offset by natural field declines as well as pipeline constraints. The increase in NGL sales was primarily due to more gas production in the Rocky Mountain region which has a higher NGL content. NGL sales were negatively impacted by plant and pipeline issues in South Texas and West Texas.
LOE. LOE for the six months ended June 30, 2017 decreased to $7.5 million from $9.0 million for the same period of 2016. The decrease in LOE was primarily due to lower cost of services and less non-recurring LOE in the first six months of 2017. Additionally, we have focused on lowering LOE and shutting in marginal wells. LOE per Boe for the six months ended June 30, 2017 was $6.95 compared to $9.17 for the same period of 2016. The decrease per Boe was due to lower service costs and higher production volumes for the six months ended June 30, 2017 as compared to the same period of 2016.
Production and Ad Valorem Taxes. Production and ad valorem taxes for the six months ended June 30, 2017 increased to $2.8 million from $2.4 million for the same period of 2016. The increase was primarily the result of higher commodity prices and sales volumes. Production and ad valorem taxes for the six month ended June 30, 2017 were 9% of total oil, gas and NGL sales compared to 12% for the same period of 2016. Lower ad valorem taxes contributed to the reduction in the percentage of sales revenue.
G&A Expenses. G&A expenses, excluding stock-based compensation, increased to $3.9 million for the first six months of 2017 from $3.8 million for the same period of 2016. The increase in G&A expense was primarily due to the reinstatement of officers' salaries effective February 1, 2017. G&A expense per Boe, excluding stock-based compensation expense, was $3.58 for the six months ended June 30, 2017 compared to $3.90 for the same period of 2016. The decrease per Boe was primarily due to slightly higher costs offset by increased volumes in the first six months of 2017 compared to the same period in 2016.
Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of the Company's common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the six months ended June 30, 2017, stock based compensation expense was $1.7 million as compared to $1.6 million for the same period of 2016.
DD&A Expenses. DD&A expense for the six months ended June 30, 2017 decreased to $9.8 million from $11.6 million for same period of 2016. The decrease was primarily the result of a reduction in the full cost pool as a result of impairments in 2016. Our DD&A expense per Boe for the six months ended June 30, 2017 was $9.02 compared to $11.76 for the same period in 2016.
Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of June 30, 2017, our net capitalized costs of oil and gas properties did not exceed the present value of our estimated proved reserves. As of June 30, 2016, the net capitalized costs of our oil and gas properties exceeded the present value of our estimated proved reserves by approximately $28.7 million, resulting in the recognition of a proved property impairment of the same amount. Total impairment for the six months ended June 30, 2016 was $63.8 million, which included $35.1million recognized in the first quarter of 2016.
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
Interest Expense. Interest expense for the six months ended June 30, 2017 was $1.0 million as compared to $2.4 million for the same period of 2016. The decrease in 2017 was due to lower levels of debt during the six months ended June 30, 2017 as compared to the same period of 2016.
(Gain) Loss on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps, basis differential swaps and collar contracts as of June 30, 2017, and NYMEX-based fixed price swaps and three-way collar contracts as of June 30, 2016. The net estimated value of our commodity derivative contracts was a net asset of approximately $6.2 million as of June 30, 2017. When our derivative contract prices are higher than prevailing market prices, we incur realized and unrealized gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur realized and unrealized losses. For the six months ended June 30, 2017, we recognized a gain on our commodity derivative contracts of $15.8 million, consisting of a gain of $2.0 million relating to our closed contracts and a gain of $13.8 million related to our open contracts. For the six months ended June 30, 2016, we recognized a loss on our commodity derivative contracts of $12.8 million, consisting of a gain of $4.2 million on our closed contracts and a loss of $17.0 million related to our open contracts.
Income Tax Expense. For the six months ended June 30, 2017 and 2016 there was no income tax expense recognized as a result of NOL carryforwards and a net loss in the six months ended June 30, 2016.
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

Capital Expenditures. Capital expenditures for the six months ended June 30, 2017 and 2016 were $40.5 million and $5.7 million, respectively.

The table below sets forth the components of these capital expenditures:

Six Months Ended June 30,
2017	2016
(In thousands)

Expenditure category:
Exploration/Development	$40,149	$5,631
Facilities and other	304	35
Total	$40,453	$5,666

During the six months ended June 30, 2017 and 2016, our expenditures were primarily for development of our existing properties as well as the acquisition of leaseholds. We anticipate making capital expenditures in 2017 of approximately $120.0 million, consisting of $110.0 million in cash with the remainder being equity and land swap value. Approximately $71.3 million of the 2017 budget is allocated to developing our Permian/Delaware Basin assets and expanding our acreage position in the Delaware Basin. The 2017 budget also allocates approximately $42.2 million for drilling and completion of wells in our Williston Basin/Bakken/Three Forks play in North Dakota, with the remaining amount allocated to the Austin Chalk/Eagle Ford area in South Texas as well as lease acquisition and general corporate expenses. The 2017 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, our financial results and our ability to obtain permits for drilling locations. Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$28,398	$12,524
Net cash used in investing activities	(29,596)	(1,154)
Net cash provided by (used in) financing activities	1,850	(13,070)
Total	$652	$(1,700)

Operating activities for the six months ended June 30, 2017 provided $28.4 million in cash compared to providing $12.5 million in the same period of 2016. Non-cash expense items and net changes in operating assets and liabilities accounted for most of these funds. Investing activities used $29.6 million during the six months ended June 30, 2017, as expenditures of $40.5 million for the development of our existing properties were offset by proceeds from the sale of properties classified as assets held for sale as of December 31, 2016 of $10.7 million. Investing activities used $1.2 million during the six months ended June 30, 2016, as proceeds from sales of oil and gas properties of $4.5 million offset expenditures of $5.7 million. Financing activities provided $1.9 million for the six months ended June 30, 2017 compared to using $13.1 million for the same period of 2016. Funds provided during the six months ended June 30, 2017 were primarily proceeds from the issuance of 28.8 million shares of common stock in January 2017 and borrowings under our credit facility, offset by payments of borrowings under our credit facility. Funds used during the six months ended June 30, 2016 were primarily payments of our borrowings under our credit facility which were offset by proceeds from borrowings under the credit facility and equity offering in May 2016.

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

Cash from operating activities is dependent upon commodity prices and production volumes.  Depressed commodity prices have reduced, and further decreases in commodity prices from current levels could reduce our cash flows from operations.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future, we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including availability of capital and the risk that no commercially productive oil and gas reservoirs will be found.  If our proved reserves decline in the future, our production could also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility could also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 66% of our total estimated proved reserves on a Boe basis (33% on a PV-10 basis) at December 31, 2016 were classified as undeveloped.

We have in the past, and may in the future, sell producing properties. We have also sold debt and equity securities in the past, and may sell additional debt and equity securities in the future when the opportunity presents itself.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and

•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of June 30, 2017:

	Payments due in twelve month periods ending:
Contractual Obligations (In thousands)	Total	June 30, 2018	June 30, 2019-2020	June 30, 2021-2022	Thereafter
Long-term debt (1)	$34,743	$256	$546	$31,595	$2,346
Interest on long-term debt (2)	5,582	1,387	2,740	1,356	99
Lease obligations (3)	49	40	9	—	—
Total	$40,374	$1,683	$3,295	$32,951	$2,445
___________________________

(1)	These amounts represent the balances outstanding under our credit facility and the real estate lien note. These payments assume that we will not borrow additional funds.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.

(3)
Lease on office space in Dickinson, North Dakota, which expires on October 31, 2018, office space in Lusk, Wyoming, which will expire on December 31, 2017 and office space in Denver, Colorado which will expire on December 31, 2017.

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At June 30, 2017, our reserve for these obligations totaled $8.8 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At June 30, 2017 we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At June 30, 2017, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following:

June 30, 2017	December 31, 2016
(In thousands)

Credit facility	$31,000	$93,000
Rig loan agreement	—	535
Real estate lien note	3,743	3,867
	34,743	97,402
Less current maturities	(256)	(786)
	$34,487	$96,616

Credit Facility

The Company has a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of June 30, 2017, $31.0 million was outstanding under the Credit Facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At June 30, 2017, we had a borrowing base of $115.0 million. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations. Outstanding borrowings in excess of the borrowing base must be repaid immediately or we must pledge additional oil and gas properties or other assets as collateral. We do not currently have any substantial unpledged assets and we may not have the financial resources to make any mandatory principal payments. In addition, a reduction of the borrowing base could also cause us to fail to be in compliance with the financial covenants described below. The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below, and (b) at all other times, at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or, (ii) if we elect, LIBOR plus, in each case, 2.5%-3.5% depending on the utilization of the borrowing base. At June 30, 2017, the interest rate on the credit facility was approximately 3.97% assuming LIBOR borrowings.

Subject to earlier termination rights and events of default, the stated maturity date of the credit facility is May 16, 2021. Interest is payable quarterly on reference rate advances and not less than quarterly on LIBOR advances. We are permitted to terminate the credit facility and are able, from time to time, to permanently reduce the lenders’ aggregate commitment under the credit facility in compliance with certain notice and dollar increment requirements.

Each of our subsidiaries has guaranteed our obligations under the credit facility on a senior secured basis. Obligations under the credit facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of our and our subsidiary guarantors’ material property and assets. The collateral is required to include properties comprising of least 90% of the PV-10 of our proven reserves. We have also granted our lenders a security interest in our headquarters building and a ranch that we own in West Texas known as the Coyanosa Draw Ranch.

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  We are also required as of the last day of each quarter to maintain a total debt to EBITDAX ratio of not more than 3.50 to 1.00. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income, franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts plus expenses incurred in connection with the negotiation, execution, delivery and performance of the credit facility plus expenses incurred in connection with any acquisition permitted under the credit facility plus expenses incurred in connection with any offering of senior unsecured notes, subordinated debt or equity plus up to $1.0 million of extraordinary expenses in any 12-month period plus extraordinary losses minus all non-cash items of income which were included in determining consolidated net loss, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with our headquarters building and obligations with respect to surety bonds and derivative contracts.

At June 30, 2017, we were in compliance with all of our debt covenants. As of June 30, 2017, the interest coverage ratio was 15.56 to 1.00, the total debt to EBITDAX ratio was 0.81 to 1.00, and our current ratio was 2.65 to 1.00.

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

The credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities. As of June 30, 2017, we were in compliance with all of the terms of our credit facility.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note bears interest at a fixed rate of 4.25% and is payable in monthly installments of $34,354. Beginning August 20, 2018, the interest rate will adjust to the bank's then current prime rate plus 1.00% with a maximum rate of 7.25%. The maturity date of the note is July 20, 2023. As of June 30, 2017 and December 31, 2016, $3.7 million and $3.9 million, respectively, were outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We have entered into commodity swaps on approximately 72% of our estimated oil production from our net proved developed producing reserves (based on reserve estimates as of December 31, 2016) from July 1, 2017 through December 31, 2017, 84% for 2018 and 64% for 2019. We have also entered into a NYMEX-based collar on approximately 56% of the gas production of our estimated net proved developed producing reserves (as of December 31, 2016) from July 1, 2017 through December 31, 2017 and a 500 Boepd Midland-Cushing oil price differential swap at ($0.65)/Bbl.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the six months ended June 30, 2017, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $3.2 million. If commodity prices remain at their current levels the impact on operating revenues and cash flow, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

Derivative Instrument Sensitivity

At June 30, 2017, the aggregate fair market value of our commodity derivative contracts was a net asset of approximately $6.2 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. A 10% increase or decrease in commodity price futures could cause an equivalent change in fair value of our contracts and accordingly our gains and losses on the contracts.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of June 30, 2017, we had $31.0 million of outstanding indebtedness under our credit facility. Outstanding amounts under the credit facility bear interest at (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below and (b) the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (3) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or, (ii) if we elect LIBOR plus 2.5%-3.5%, depending on the utilization of the borrowing base. At June 30, 2017 the interest rate on the credit facility was approximately 3.97% assuming LIBOR borrowings. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $0.3 million on an annual basis, based on our outstanding indebtedness as of June 30, 2017.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the nine months ended June 30, 2017 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.  Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2017, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on its financial position or results of operations.

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

Date	August 9, 2017	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	August 9, 2017	By: /s/Geoffrey R. King
GEOFFREY R. KING,
Vice President and
Principal Financial Officer

Date	August 9, 2017	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Principal Accounting Officer