Form 10-Q
period 2018-09-30
ABRAXAS PETROLEUM CORP
filed 2018-11-09
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of November 5, 2018 was 166,605,245.

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

Initial production, or IP, rates, for both our wells and for those wells that are located near our properties, are limited data points in each well’s productive history. These rates are sometimes actual rates and sometimes extrapolated or normalized rates. As such, the rates for a particular well may change as additional data becomes available. Peak production rates are not necessarily indicative or predictive of future production rates, expected ultimate recovery, or EUR, or economic rates of return from such wells and should not be relied upon for such purpose. In addition, the way we calculate and report peak IP rates and the methodologies employed by others may not be consistent, and thus the values reported may not be directly and meaningfully comparable. Lateral lengths described are indicative only. Actual completed lateral lengths depend on various considerations such as lease-line offsets. Abraxas' standard length laterals, sometimes referred to as 5,000 foot laterals, are laterals with completed length generally between 4,000 feet and 5,500 feet. Mid-length laterals, sometimes referred to as 7,500 foot laterals, are laterals with completed length generally between 6,500 feet and 8,000 feet. Long laterals, sometimes referred to as 10,000 foot laterals, are laterals with completed length generally longer than 8,000 feet.

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

*This definition is an abbreviated version of the complete definition set forth in Rule 4-10(a) of Regulation S-X. For the complete definition, see: http://www.ecfr.gov/cgi-bin/retrieveECFR?

gp=1&SID=7aa25d3cede06103c0ecec861362497d&ty=HTML&h=L&n=pt17.3.210&r=PART#se17.3.210_14_610

ABRAXAS PETROLEUM CORPORATION

FORM 10 – Q

Part I

FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2018 (Unaudited)	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$-	$1,618
Accounts receivable:
Joint owners, net	15,948	14,218
Oil and gas production sales	30,217	17,789
Other	254	86
	46,419	32,093

Derivative asset	470	-

Other current assets	739	778
Total current assets	47,628	34,489

Property and equipment
Oil and gas properties, full cost method of accounting:
Proved	1,047,913	923,237
Other property and equipment	39,277	39,136
Total	1,087,190	962,373
Less accumulated depreciation, depletion, amortization and impairment	(754,862)	(724,606)
Total property and equipment - net	332,328	237,767

Derivative asset	11	-
Deferred financing fees - net	1,261	1,285
Other assets	265	265
Total assets	$381,493	$273,806

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in thousands, except share and per share data)

	September 30, 2018 (Unaudited)	December 31, 2017

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,607	$45,570
Joint interest oil and gas production payable	30,692	11,502
Accrued interest	251	140
Other accrued liabilities	1,403	539
Derivative liabilities	22,845	10,837
Current maturities of long-term debt	264	262
Total current liabilities	97,062	68,850

Long-term debt - less current maturities	149,159	87,354
Other liabilities	132	132
Derivative liabilities long-term	17,188	2,387
Future site restoration	7,734	8,775
Total liabilities	271,275	167,498

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, par value $0.01 per share - authorized 1,000,000 shares; - 0- shares issued and outstanding	-	-
Common stock, par value $0.01 per share, authorized 400,000,000 shares; 166,609,818 and 165,889,901 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,666	1,659
Additional paid-in capital	417,372	415,471
Accumulated deficit	(308,820)	(310,822)
Total stockholders' equity	110,218	106,308
Total liabilities and stockholders' equity	$381,493	$273,806

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Oil	$37,039	$21,339	$100,505	$48,153
Gas	1,897	1,873	5,882	4,918
Natural gas liquids	2,677	1,495	6,735	3,559
	41,613	24,707	113,122	56,630
Other	12	15	49	46
	41,625	24,722	113,171	56,676

Operating costs and expenses
Lease operating	6,724	4,089	17,023	11,628
Production and ad valorem taxes	3,569	2,045	9,167	4,823
Depreciation, depletion and amortization	11,011	7,877	29,846	17,666
General and administrative (including stock-based compensation of $428, $750, $1,894 and $2,499 respectively)	2,586	5,057	8,379	10,692
	23,890	19,068	64,415	44,809
Operating income	17,735	5,654	48,756	11,867

Other (income) expense:
Interest income	-	-	(1)	(1)
Interest expense	2,083	868	5,039	1,876
Amortization of deferred financing fees	113	100	320	354
Loss (gain) on derivative contracts	13,568	5,456	41,215	(10,375)
Loss (gain) on sale of non-oil and gas assets	194	-	181	(102)
	15,958	6,424	46,754	(8,248)
Income (loss) before income tax	1,777	(770)	2,002	20,115
Income tax (expense) benefit	-	-	-	-
Net income (loss)	$1,777	$(770)	$2,002	$20,115

Net income (loss) per common share - basic	$0.01	$-	$0.01	$0.13

Net income (loss) per common share - diluted	$0.01	$-	$0.01	$0.12

Weighted average shares outstanding
Basic	165,392	163,508	165,083	160,031
Diluted	167,629	163,508	167,865	161,597

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017

Operating Activities:
Net income	$2,002	$20,115
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of non-oil and gas assets	181	(102)
Net loss (gain) on derivative contracts	41,215	(10,375)
Derivative contract settlements	(16,575)	3,416
Depreciation, depletion and amortization	29,846	17,666
Amortization of deferred financing fees	320	354
Accretion of future site restoration	395	338
Stock-based compensation	1,894	2,499
Changes in operating assets and liabilities:
Accounts receivable	(14,326)	(2,957)
Other assets	1,727	(812)
Accounts payable and accrued expenses	20,025	(7,883)
Net cash provided by operating activities	66,704	22,259

Investing Activities
Capital expenditures, including purchase and development of properties	(132,989)	(71,518)
Proceeds from the sale of oil and gas properties	3,116	15,098
Proceeds from the sale of non-oil and gas assets	26	204
Net cash used in investing activities	(129,847)	(56,216)

Financing Activities
Proceeds from long-term borrowings	93,000	60,000
Payments of long-term borrowings	(31,193)	(89,722)
Exercise of stock options	14	-
Proceeds from issuance of common stock	-	65,224
Deferred financing fees	(296)	(726)
Net cash provided by financing activities	61,525	34,776

(Decrease) increase in cash and cash equivalents	(1,618)	819
Cash and cash equivalents at beginning of period	1,618	-
Cash and cash equivalents at end of period	$-	$819

Supplemental disclosure of cash flow information:
Interest paid	$4,402	$1,427

Non-cash investing and financing activities
Issuance of stock for acquisition of oil and gas properties	$-	$3,335
Change in capital expenditures included in accounts payable	(3,823)	16,510
Decrease in asset retirement obligation in capital expenditures	(1,436)	-
	$(5,259)	$19,845

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 16, 2018. Such policies have been continued without change. Also, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations, and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants, and in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and the cash flows for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recent Accounting Standards and Disclosures Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right-of-use asset and a related lease liability representing the obligation to make lease payments, for certain lease transactions. Additional disclosures about an entity's lease transactions will also be required. ASU 2016-02 defines a lease as "a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration." In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842" (ASU 2018-01), which permits an entity an optional election to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases prior to the adoption of ASU 2016-02. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements” (ASU 2018-11), which permits an entity (i) to apply the provisions of ASU 2016-02 at the adoption date instead of the earliest period presented in the financial statements, and, as a lessor, (ii) to account for lease and nonlease components as a single component as the nonlease components would otherwise be accounted for under the provisions of ASU 2014-09. ASU 2016-02 and other related ASUs are effective for interim and annual periods beginning after December 31, 2018, and early application is permitted. Based on the provisions of ASU 2018-11 and other related ASUs, lessees and lessors may recognize and measure leases at the beginning of the earliest period presented in the financial statements, defined as the effective date, using a modified retrospective approach, or at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings.

The Company is continuing its assessment of ASU 2016-02 by implementing its project plan, evaluating certain operational and corporate policies and processes, further defining its population of leases and reviewing numerous contracts.  As part of our assessment work to date, we have engaged external resources to assist us in our efforts of completing the analysis of potential changes to our current accounting practices.  Additionally, we have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes. The Company plans to elect the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. Additionally, The Company plans to elect the practical expedient under ASU 2018-01 and not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date. We do not expect the adoption of this standard will have a material impact on our financial statements. The Company does not intend to early-adopt ASU 2016-02 and other related ASUs and will adopt this new standards update in first quarter 2019 using a modified retrospective approach and will recognize a right of use asset and lease liability on the adoption date.  We also anticipate to elect a policy not to recognize right of use assets and lease liabilities related to short-term leases.

Stock-Based Compensation and Option Plans

Stock Options

The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors.

The following table summarizes the Company’s stock-based compensation expense related to stock options for the periods presented:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2018	2017	2018	2017
$327	$376	$1,241	$1,445

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018 (shares in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share

Outstanding , December 31, 2017	8,317	$2.35	$1.67
Granted	300	$2.80	$1.87
Exercised	(374)	$1.72	$1.19
Forfeited	(579)	$2.62	$1.87
Outstanding , September 30, 2018	7,664	$2.38	$1.68

As of September 30, 2018, there was approximately $0.7 million of unamortized compensation expense related to outstanding stock options that will be recognized from 2018 through 2021.

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

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2018 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Unvested, December 31, 2017	1,479	$3.43
Granted	753	$2.22
Vested/ Released	(743)	$3.13
Forfeited	(180)	$3.28
Unvested September 30, 2018	1,309	$2.92

The following table summarizes the Company’s stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2018	2017	2018	2017
$26	$374	$494	$896

As of September 30, 2018, there was approximately $1.3 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized from 2018 through 2021.

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

The table below provides a summary of Performance Based Restricted Stock as of the date indicated (shares in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share
Unvested, December 31, 2017	-	$-
Granted	464	$2.37
Vested/ Released	-	$-
Forfeited	(59)	$2.37
Unvested September 30, 2018	405	$2.37

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

 The following table summarizes the Company’s stock-based compensation expense related to performance based restricted stock for the periods presented:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2018	2017	2018	2017
$75	$-	$159	$-

As of September 30, 2018, there was approximately $0.8 million of unamortized compensation expense relating to outstanding performance based restricted shares that will be recognized from 2018 through 2021.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At September 30, 2018 and 2017, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

The following table summarizes the Company’s future site restoration obligation transactions for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	September 30, 2018	December 31, 2017
Beginning future site restoration obligation	$8,775	$8,623
New wells placed on production and other	536	1,088
Deletions related to property disposals and plugging costs	(1,809)	(1,551)
Accretion expense and other	395	451
Revisions and other	(163)	164
Ending future site restoration obligation	$7,734	$8,775

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

For the nine months ended September 30, 2018, there was no impact to the Company's reported revenues, operating costs and expenses or net income as a result of adopting ASU 2014-09, as compared to legacy revenue guidance. In addition, no cumulative catch-up adjustment to accumulated deficit was required on January 1, 2018 as a result of adopting ASU 2014-09.

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

In these scenarios, the Company evaluates whether it is the principal or the agent in the transaction. With respect to the Company's gas purchase contracts, the Company has concluded that it is the agent, and thus, the midstream processing entity is its customer. Accordingly, the Company recognizes revenue upon delivery to the midstream processing entity based on the net amount of the proceeds received from the midstream processing entity.

Imbalances

The Company utilizes the sales method to account for gas production imbalances. Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at September 30, 2018 and 2017.

Disaggregation of Revenue

The Company is focused on the development of oil and natural gas properties primarily located in the following three operating regions in the United States: (i) the Permian/Delaware Basin, (ii) Rocky Mountain and (iii) South Texas. Revenue attributable to each of those regions is disaggregated in the tables below.

	Three Months Ended September 30,
	2018			2017
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Region
Permian/Delaware Basin	$11,433	$681	$890	$5,683	$825	$448
Rocky Mountain	$23,743	$939	$1,741	$14,564	$649	$1,021
South Texas	$1,863	$277	$46	$1,092	$399	$26

	Nine Months Ended September 30,
	2018			2017
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Region
Permian/Delaware Basin	$35,471	$2,209	$2,301	$9,832	$2,152	$1,149
Rocky Mountain	$58,462	$2,740	$4,324	$34,205	$1,949	$2,338
South Texas	$6,572	$933	$110	$4,116	$817	$72

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

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as the Company has satisfied its performance obligations through delivery of the relevant product. As a result, the Company has concluded that its product sales do not give rise to contract assets or liabilities under ASU 2014-09. At September 30, 2018 and December 31, 2017, our receivables from contracts with customers were $30.2 million and $17.8 million, respectively.

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

The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three and nine months ended September 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

4.  Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three and nine months ended September 30, 2018 and 2017, there was no income tax expense due to net operating loss carryforwards ("NOLs") and the Company recorded a full valuation allowance against its net deferred taxes.

At December 31, 2017, the Company had, subject to the limitation discussed below, $245.2 million of  NOLs for U.S. tax purposes.  The Company's pre-2018 NOL's will expire in varying amounts from 2023 through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising after January 1, 2018 can generally be carried forward indefinitely and can offset up to 80% of future taxable income for regular tax purposes. Since January 1, 2018, the alternative minimum tax is no longer applicable to corporations.

The use of the Company's NOLs will be limited if there is an "ownership change" in its common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of September 30, 2018, the Company has not had an ownership change as defined by Section 382. Given historical losses, uncertainties exist as to the future utilization of the NOL carryforwards. Therefore, the Company has established a valuation allowance of $80.4 million for deferred tax assets at December 31, 2017.

As of September 30, 2018, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2013 through 2017 remain open to examination by the tax jurisdictions to which the Company is subject.

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

5. Long-Term Debt

The following is a description of the Company’s debt as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
	(In thousands)
Senior secured credit facility	$146,000	$84,000
Real estate lien note	3,423	3,616
	149,423	87,616
Less current maturities	(264)	(262)
	$149,159	$87,354

Credit Facility

The Company has a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of September 30, 2018, $146.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At September 30, 2018, the Company had a borrowing base of $200.0 million. The borrowing base is determined semi-annually by the lenders based upon the Company's reserve reports, one of which must be prepared by its independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of the Company's proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and the Company is able to request one redetermination during any six-month period between scheduled redeterminations. Outstanding borrowings in excess of the borrowing base must be repaid immediately or the Company must pledge additional oil and gas properties or other assets as collateral. The Company does not currently have any substantial unpledged assets and it may not have the financial resources to make any mandatory principal payments. In addition, a reduction of the borrowing base could also cause the Company to fail to be in compliance with the financial covenants described below. The Company's borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of its then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. The Company's borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below, and (b) at all other times, at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or (ii) if we elect, LIBOR plus, in each case, 2.5%-3.5% depending on the utilization of the borrowing base. At September 30, 2018, the interest rate on the credit facility was approximately 5.2% assuming LIBOR borrowings.

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

At September 30, 2018, the Company was in compliance with all of these financial covenants. As of September 30, 2018, as defined by the credit agreement, the interest coverage ratio was 14.6 to 1.00, the total debt to EBITDAX ratio was 1.79 to 1.00, and our current ratio was 1.37 to 1.00.

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

The credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities. As of September 30, 2018, the Company was in compliance with all of the terms of the credit facility.

Real Estate Lien Note

The Company has a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672.  The maturity date of the note is July 20, 2023. As of September 30, 2018, and December 31, 2017, $3.4 million and $3.6 million, respectively was outstanding on the note.

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Numerator:
Net income (loss)	$1,777	$(770)	$2,002	$20,115

Denominator for basic earnings per share - weighted-average common shares outstanding	165,392	163,508	165,083	160,031
Effect of dilutive securities: Stock options, restricted shares and performance based shares	2,237	-	2,782	1,566
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed exercise of options, restricted shares and performance based shares	167,629	163,508	167,865	161,597

Net income per common share - basic	$0.01	$-	$0.01	$0.13

Net income per common share - diluted	$0.01	$-	$0.01	$0.12

Basic net  income per share, excluding any dilutive effects of stock options, unvested restricted stock and unvested performance based shares, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in a manner similar to basic; however diluted net income per share reflects the assumed conversion of all potentially dilutive securities. For the three months ended September 30, 2017, 1.3 million shares relating to stock options and unvested restricted shares were  excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive due to the loss incurred in the period. For the three and nine months ended September 30, 2018 and the nine month period ended September 30, 2017, no shares related to options, or unvested restricted shares were omitted from the calculation of diluted income per share.

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

The following table sets forth the summary position of our derivative contracts as of September 30, 2018:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
October - December 2018	4,477	$53.70
January - December 2019	2,941	$56.20
January - December 2020	2,204	$54.35
January - December 2021	1,815	$60.32
Basis Swaps
January - December 2019	500	$3.00
January - December 2020	500	$3.00

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value Derivative Contracts as of September 30, 2018
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives - current	$470	Derivatives - current	$22,845
Commodity price derivatives	Derivatives - long-term	11	Derivatives - long-term	17,188
		$481		$40,033

Fair Value Derivative Contracts as of December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives - current	$-	Derivatives - current	$10,837
Commodity price derivatives	Derivatives - long-term	-	Derivatives - long-term	2,387
		$-		$13,224

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2018
Assets:
NYMEX fixed price derivative contracts	$-	$-	$-	$-
NYMEX basis differential swap	-	-	481	481
Total Assets	$-	$-	$481	$481

Liabilities:
NYMEX fixed price derivative contracts	$-	$39,555	$-	$39,555
NYMEX basis differential swap	-	-	478	478
Total Liabilities	$-	$39,555	$478	$40,033

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
Assets:
NYMEX fixed price derivative contracts	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Liabilities:
NYMEX fixed price derivative contracts	$-	$13,208	$-	$13,208
NYMEX basis differential swap	-	-	16	16
Total Liabilities	$-	$13,208	$16	$13,224

The Company’s derivative contracts consisted of NYMEX-based fixed price swaps and basis differentials swaps as of September 30, 2018 and December 31, 2017. Under fixed price swaps, the Company receives a fixed price for its production and pays a variable market price to the contract counter-party. Under basis differential swaps, if the market price is above the fixed price, the Company pays the counter-party, and if the market price is below the fixed price, the counter-party pays the Company. The NYMEX-based fixed price derivative swaps and basis swaps contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of NYMEX-based fixed price swaps are based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, the Company enters the various inputs into a model and compares our results to the third party for reasonableness. The fair value of the basis differential swap instruments are based on inputs that are not as observable as the fixed price swaps. In addition to the actively quoted market price, variables such as time value, volatility and other unobservable inputs are used. Accordingly, these instruments have been classified as Level 3.

The following is additional information for the Company's recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the nine months ended September 30, 2018.

Unobservable inputs at January 1, 2018	$(16)
Changes in market value	3
Settlements during the period	16
Unobservable inputs at September 30, 2018	$3

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

Other Financial Instruments

The carrying amounts of the Company's cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. The carrying value of our debt approximates fair value as the interest rates are market rates and this debt is considered Level 2.

9. Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2018, the Company was not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial position or results of operations.

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

During the nine months ended September 30, 2018, the NYMEX future price for oil averaged $66.80 per Bbl as compared to $49.39 per Bbl in the same period of 2017. During the nine months ended September 28, 2018, the NYMEX future spot price for gas averaged $2.85 per MMBtu compared to $3.21 per MMBtu in the same period of 2017. Prices closed on September 28, 2018 at $73.25 per Bbl of oil and $3.01 per MMBtu of gas, compared to closing on September 30, 2017 at $51.67 per Bbl of oil and $3.01 per MMBtu of gas.  On November 5, 2018, prices closed at $62.21 per Bbl of oil and $3.56 per MMBtu of gas.  If commodity prices decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income. The prices that we receive are also impacted by basis differentials, which can be significant, and are dependent on actual delivery points. Finally, low commodity prices will likely cause a reduction of our proved reserves, resulting in a reduction of the borrowing base under our credit facility.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the nine months ended September 30, 2018 and 2017:

	Oil - NYMEX		Gas - NYMEX
	2018	2017	2018	2017
Average realized price (1)	$61.10	$44.44	$1.69	$1.79
Average NYMEX price	66.80	49.39	2.85	3.21
Differential	$(5.70)	$(4.95)	$(1.16)	$(1.42)

_____________________________________

(1) Excludes the impact of derivative activities on oil for 2018 and for oil and gas for 2017. Gas derivative contracts expired in December 2017.

At September 30, 2018, our derivative contracts consisted of NYMEX-based fixed price swaps and NYMEX basis swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party.

Our derivative contracts equate to approximately 76% of the estimated oil production from our net proved developed producing reserves (based on reserve estimates at June 30, 2018) from October 2018 through December 31, 2018, 75% in 2019, 2020 and 2021, by removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow. We have in the past and will in the future sustain losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain gains on our commodity derivative contracts. For the nine months ended September 30, 2018, we realized a loss of $41.2 million, consisting of a loss of $16.6 million on closed contracts and a loss of $24.6 million related to open contracts. For the nine months ended September 30, 2017, we realized a gain of $10.4 million consisting of a gain of $3.4 million on closed contracts and a gain of $7.0 million related to open contracts.  We have not designated any of these derivative contracts as hedges as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at September 30, 2018:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
October - December 2018	4,477	$53.70
January - December 2019	2,941	$56.20
January - December 2020	2,204	$54.35
January - December 2021	1,815	$60.32
Basis Swaps
January - December 2019	500	$3.00
January - December 2020	500	$3.00

At September 30, 2018, the aggregate fair market value of our commodity derivative contracts was a net liability of approximately $39.6 million.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.  Based on the reserve information set forth in our reserve report as of December 31, 2017, our average annual estimated decline rate for our net proved developed producing reserves is 38%; 21%; 13%; 11% and 10% in 2018, 2019, 2020, 2021 and approximately 8% thereafter.  These rates of decline are estimates and actual production declines could be materially different.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects.

We had net capital expenditures during the nine months ended September 30, 2018 of $124.6 million related to our exploration and development activities as well as the acquisition of leasehold positions. We have a capital expenditure budget for 2018 of approximately $140.0 million to be funded by cash flows from operations and borrowings under our credit facility. The 2018 capital expenditure budget is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil and gas, the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, the availability of sufficient capital resources, the results of our exploitation efforts, and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Production (Mboe)	926	805	2,615	1,889
Average daily production (Boepd)	10,070	8,745	9,579	6,920
% Oil	65%	60%	63%	57%

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three and nine months ended September 30, 2018 and 2017, by our major operating regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oil Production (Bbls)
Rocky Mountain	369	339	947	789
Permian	207	123	601	210
South Texas	26	23	97	85
Total	602	485	1,645	1,084
Gas Production (Mcf)
Rocky Mountain	556	505	1,601	1,412
Permian	499	431	1,470	1,002
South Texas	122	169	411	340
Total	1,177	1,105	3,482	2,754
NGL Production (Bbl)
Rocky Mountain	86	105	265	272
Permian	40	30	120	71
South Texas	2	1	5	4
Total	128	136	390	347
Average sales price per Bbl of oil (1)
Rocky Mountain	$64.41	$42.98	$61.75	$43.35
Permian	$55.14	$46.13	$59.00	$46.86
South Texas	$72.04	$47.82	$67.76	$48.56
Composite	$61.54	$44.01	$61.10	$44.44
Average sales price per Mcf of gas (1)
Rocky Mountain	$1.69	$1.29	$1.71	$1.38
Permian	$1.36	$1.91	$1.50	$2.15
South Texas	$2.27	$2.36	$2.27	$2.40
Composite	$1.61	$1.70	$1.69	$1.79
Average sales price per Bbl of NGL
Rocky Mountain	$20.18	$9.79	$16.32	$8.59
Permian	$22.02	$15.00	$19.14	$16.37
South Texas	$28.08	$19.16	$23.87	$16.88
Composite	$20.86	$11.03	$17.27	$10.27
Average cost of production per Boe produced (2)
Rocky Mountain	$6.99	$4.15	$6.35	$4.75
Permian	$6.13	$5.08	$5.48	$7.15
South Texas	$19.17	$15.53	$15.19	$17.30
Composite	$7.31	$5.15	$6.61	$6.29

(1)	Before the impact of oil hedging activities in 2018 and oil and gas hedging activities in 2017. There were no gas hedges in 2018.
(2)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, monetizing of derivative instruments, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  In January 2017, we completed a stock offering of 28.8 million shares of common stock for net proceeds of approximately $65.2 million. The net proceeds from this offering were used to repay borrowings under our credit facility. As of September 30, 2018, the borrowing base under our credit facility was $200.0 million with $54.0 million of availability under our credit facility.

Borrowings and Interest.  At September 30, 2018, we had a total of $146.0 million outstanding under our credit facility and total indebtedness of $149.4 million (including the current portion). Our interest expense increases as a result of increased borrowings and increased interest rates.  Borrowings at September 30, 2018 were $82.0 million higher than at September 30, 2017.  The average interest rate under our credit facility for the nine months ended September 30, 2018 was 5.3%, as compared to 3.9% for the same period of 2017.  If interest expense continues to increase as a result of higher interest rates and/or borrowings increase, more cash flow from operations will be used to meet debt service requirements.  If this trend continues, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities and pay our increased interest expense which, in turn, will be dependent upon the level of our production volumes and commodity prices.

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

Operational Update

Williston Basin, North Dakota

Drilling operations on the Abraxas four well Lillibridge NW Pad continued as planned. On the four well Ravin NE Pad, the fracture treatment (frac) is expected to be completed this week despite road closures caused by weather. Once the Ravin NE Pad fracture treatment is complete, Abraxas will place back on production the six remaining wells shut-in for frac protection along with the eight new wells on the Ravin Central and Ravin NE Pad's.

Delaware Basin, West Texas

Drilling operations on the Abraxas two well Creosote Pad continued as planned. Abraxas owns approximately 80% working interest in the Creosote Pad. The two well Mesquite Pad, in which Abraxas owns 73% working interest, is producing approximately 1,800 Boepd. The fracture treatment on the one well Pecan 47 Pad, in which Abraxas owns 100% working interest is scheduled to commence this week. All these pads call for 4,800' laterals.

Results of Operations

Selected Operating Data. The following table sets forth operating data from operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenue (1):
Oil sales	$37,039	$21,339	$100,505	$48,153
Gas sales	1,897	1,873	5,882	4,918
NGL sales	2,677	1,495	6,735	3,559
Other	12	15	49	46
Total operating revenues	$41,625	$24,722	$113,171	$56,676
Operating income	$17,735	$5,654	$48,756	$11,867
Oil sales (MBbls)	602	485	1,645	1,084
Gas sales (MMcf)	1,177	1,105	3,482	2,754
NGL sales (MBbls)	128	136	390	347
Oil equivalents (Mboe)	926	805	2,615	1,889
Average oil sale price (per Bbl)(1)	$61.54	$44.01	$61.10	$44.44
Average gas sales price (per Mcf)(1)	$1.61	$1.70	$1.69	$1.79
Average NGL price (per Bbl)	$20.86	$11.03	$17.27	$10.27
Average oil equivalent sales price (Boe)(1)	$44.92	$30.71	$43.26	$29.98

___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

Operating Revenue. During the three months ended September 30, 2018, operating revenue increased to $41.6 million from $24.7 million for the same period of 2017. The increase in revenue was due to higher sales volumes for oil and gas and higher oil and NGL prices during the three months ended September 30, 2018 as compared to the same period of 2017. Higher sales volumes contributed $5.1 million to operating revenue for the three months ended September 30, 2018. Higher realized commodity prices contributed $11.8 million to operating revenue, of which $10.6 million was attributable to oil.

Oil sales volumes increased to 602 MBbl during the three months ended September 30, 2018 from 485 MBbl for the same period of 2017. The increase in oil sales volume was primarily due to new wells brought on line since the third quarter of 2017, offset by natural field declines and property sales. New wells brought on line since the third quarter of 2017 contributed 399 MBbl for the three months ended September 30, 2018. Gas sales volumes increased to 1,177 MMcf for the three months ended September 30, 2018 from 1,105 MMcf for the same period of 2017. The increase in gas production was due to new wells brought on line since the third quarter of 2017 which contributed 392 MMcf for the three months ended September 30, 2018. NGL sales volumes decreased to 128 MBbl for the three months ended September 30, 2018 from 136 MBbl for the same period of 2017. The decrease in NGL sales was primarily due to shut in wells in the Rocky Mountain and Permian regions for frac protect and take away issues.

Lease Operating Expenses (“LOE”). LOE for the three months ended September 30, 2018 increased to $6.7 million from $4.1 million for the same period in 2017. The increase in LOE was primarily due to higher cost of services and new wells brought onto production since September 30, 2017 as well as higher cost incurred repairing wells damaged by frac hits from offset wells.  LOE per Boe for the three months ended September 30, 2018 was $7.26 compared to $5.08 for the same period of 2017. The increase per Boe was due to higher costs offset by higher sales volumes for the three months ended September 30, 2018 as compared to the same period of 2017.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended September 30, 2018 increased to $3.6 million from $2.0 million for the same period in 2017. The increase was primarily due to higher commodity prices and production volumes. Production and ad valorem taxes for the three months ended September 30, 2018 were 9%  compared to 8% for the same period of 2017 of total oil, gas and NGL sales. The increase in the percentage of taxes of total oil, gas and NGL sales was due to higher production in North Dakota which has a higher tax rate than other states in which we operate.

General and Administrative (“G&A”) Expense. G&A expense, excluding stock-based compensation, decreased to $2.2 million for the three months ended September 30, 2018 compared to $4.3 million for the same period of 2017. The decrease was primarily due to one-time discretionary bonuses paid in the third quarter of 2017.   G&A expense per Boe, excluding stock-based compensation, was $2.33 for the quarter ended September 30, 2018 compared to $5.35 for the same period of 2017. The decrease per Boe was primarily due to lower costs and higher sales volumes.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended September 30, 2018 stock-based compensation expense was $0.4 million compared to $0.8 million for the same period of 2017. The decrease in stock-based compensation was primarily due to the forfeiture of restricted stock and option awards relating to resignations of certain officers.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense for the three months ended September 30, 2018 increased to $11.0 million from $7.9  million for the same period of 2017. The increase was primarily due to increased production for the three months ended September 30, 2018 as compared to the same period of 2017 as well as increased future development costs included in our internally prepared June 30, 2018 reserve report, and an increase in the full cost pool due to acquisitions and capital expenditures. DD&A expense per Boe for the three months ended September 30, 2018 was $11.89 compared to $9.79 in 2017. The increase was primarily the result of higher future development costs.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any,  related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities, however, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of September 30, 2018, and September 30, 2017, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

Interest Expense. Interest expense for the three months ended September 30, 2018 increased to $2.1 million compared to $0.9 million for the same period of 2017. The increase in interest expense in 2018 was due to higher levels of debt during the three months ended September 30, 2018 as compared to the same period in 2017 as well as higher interest rates in 2018 as compared to 2017. The average interest rate during the three months ended September 30, 2018 was 5.6% compared to 4.4% during the same period of 2017.

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of September 30, 2018, and NYMEX-based fixed price swaps, basis differential swaps and collar contracts as of September 30, 2017. The net estimated value of our commodity derivative contracts was a net liability of approximately $39.6 million as of September 30, 2018. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the three months ended September 30, 2018, we recognized a loss on our commodity derivative contracts of $13.6 million, consisting of a loss on closed contracts of $6.7 million and a loss of $6.9 million related to open contracts. For the three months ended September 30, 2017, we recognized a loss on our commodity derivative contracts of $5.5 million, consisting of a gain of $1.4 million on closed contracts and a loss of $6.9 million related to open contracts.

Income Tax Expense. For the three months ended September 30, 2018 and 2017 there was no income tax expense recognized as a result of a loss for the period and our NOL carryforwards.

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

Operating Revenue. During the nine months ended September 30, 2018, operating revenue increased to $113.2 million from $56.7 million for the same period of 2017. The increase in revenue was due to higher sales volumes for all products and higher oil and NGL prices during the nine months ended September 30, 2018 as compared to the same period of 2017. Higher sales volumes contributed $26.9 million to operating revenue for the nine months ended September 30, 2018. Higher realized commodity prices for oil and NGL contributed $29.6 million to operating revenue of which $27.4 million was attributable to oil.

Oil sales volumes increased to 1,645 MBbl during the nine months ended September 30, 2018 from 1,084 MBbl for the same period of 2017. The increase in oil sales volume was primarily due to new wells brought on line since the third quarter of 2017, offset by natural field declines and property sales. New wells brought on line since the third quarter of 2017 contributed 570 MBbl for the nine months ended September 30, 2018. Gas sales volumes increased to 3,482  MMcf for the nine months ended September 30, 2018 from 2,754  MMcf for the same period of 2017. The increase in gas production was due to new wells brought on line since the third quarter of 2017 which contributed 565 MMcf for the nine months ended September 30, 2018. NGL sales volumes increased to 390 MBbl for the nine months ended September 30, 2018 from 347  MBbl for the same period of 2017. The increase in NGL sales was primarily due to more gas production in the Permian Basin and Rocky Mountain regions which have a high NGL content.

Lease Operating Expenses (“LOE”). LOE for the nine months ended September 30, 2018 increased to $17.0 million from $11.6 million for the same period in 2017. The increase in LOE was primarily due to higher cost of services and new wells brought onto production since September 30, 2017 as well as non-recurring costs related to repair from frac hits. LOE per Boe for the nine months ended September 30, 2018 was $6.51 compared to $6.16 for the same period of 2017. The increase per Boe was due to higher costs offset by higher sales volumes for the nine months ended September 30, 2018 as compared to the same period of 2017.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the nine months ended September 30, 2018 increased to $9.2 million from $4.8 million for the same period in 2017. The increase was primarily due to higher commodity prices and production volumes. Production and ad valorem taxes for the nine months ended September 30, 2018 were 8% of total oil, gas and NGL sales compared to 9% for the same period of 2017. The decrease in the percentage of taxes of total oil, gas and NGL sales was due to increased production in Texas which has a lower tax rate than in other states in which we operate.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation, decreased to $6.5 million for the nine months ended September 30, 2018 compared to $8.2 million for the same period of 2017. The decrease was primarily due to one-time discretionary bonuses paid in the third quarter of 2017.  G&A expense per Boe, excluding stock-based compensation, was $2.48 for the quarter ended September 30, 2018 compared to $4.34 for the same period of 2017. The decrease per Boe was primarily due to lower G&A expense and by higher sales volumes.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the nine months ended September 30, 2018 stock-based compensation expense was $1.9 million compared to $2.5 million for the same period of 2017. The decrease was primarily due to the forfeiture of stock awards due to the resignation of certain officers during 2018.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense for the nine months ended September 30, 2018 increased to $29.8 million from $17.7 million for the same period of 2017. The increase was primarily due to increased production for the nine months ended September 30, 2018 as compared to the same period of 2017 as well as increased future development costs included in our internally prepared June 30, 2018 reserve report, and an increase in the full cost pool due to acquisitions and capital expenditures. DD&A expense per Boe for the nine months ended September 30, 2018 was $11.41 compared to $9.35 in 2017. The increase was primarily the result of higher future development costs.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of September 30, 2018, and September 30, 2017, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

Interest Expense. Interest expense for the nine months ended September 30, 2018 increased to $5.0 million compared to $1.9 million for the same period of 2017. The increase in interest expense in 2018 was due to higher levels of debt during the nine months ended September 30, 2018 as compared to the same period in 2017 as well as higher interest rates in 2018 as compared to 2017. The average interest rate during the nine months ended September 30, 2018 was 5.3% compared to 3.9%

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of September 30, 2018, and NYMEX-based fixed price swaps, basis differential swaps and collar contracts as of September 30, 2017. The net estimated value of our commodity derivative contracts was a net liability of approximately $39.6 million as of September 30, 2018. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the nine months ended September 30, 2018, we recognized a loss on our commodity derivative contracts of $41.2 million, consisting of a loss on closed contracts of $16.6 million and a loss of $24.6 million related to open contracts. For the nine months ended September 30, 2017, we recognized a gain on our commodity derivative contracts of $10.4 million, consisting of a gain of $3.4 million on closed contracts and a gain of $7.0 million related to open contracts.

Income Tax Expense. For the nine months ended September 30, 2018 and 2017 there was no income tax expense recognized as a result of our NOL carryforwards.

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

Our principal sources of capital are cash flow from operations, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, monetizing of derivative contracts and if appropriate opportunities are available, the sale of debt or equity securities, although we may not be able to complete any such transactions on terms acceptable to us, if at all. Based upon current oil, gas and NGL price expectations and our commodity derivatives positions, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility will provide us sufficient liquidity to fund our operations,  including our planned capital expenditures, for the remainder of 2018 and for one year from the date the financial statements are issued.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2018 and 2017 were $127.7 million and $91.4 million, respectively, excluding dispositions.

The table below sets forth the components of these capital expenditures:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Expenditure category:
Exploration/Development	$90,274	$90,985
Acquisitions	36,404	-
Facilities and other	1,052	378
Total	$127,730	$91,363

During the nine months ended September 30, 2018 and 2017, our expenditures were primarily for development of our existing properties and the acquisition of leasehold positions. Expenditures during the nine months ended September 30, 2018 of $127.7 million, $124.6 net of proceeds from property sales of $3.1 million, included approximately $36.4 million for the acquisition of mineral acres in the Permian Basin region. Our capital expenditure budget for 2018 is approximately $140.0 million to be funded by cash flows from operations and borrowings under our credit facility. The 2018 capital expenditure budget is subject to change depending upon a number of factors, including the availability of sufficient capital resources including under our credit facility, the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our exploitation efforts, our financial results and our ability to obtain permits for drilling locations. Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$66,704	$22,259
Net cash used in investing activities	(129,847)	(56,216)
Net cash provided by financing activities	61,525	34,776
	$(1,618)	$819

Operating activities for the nine months ended September 30, 2018 provided $66.7 million in cash compared to providing $22.3 million in the same period of 2017. Operating income, excluding the impact of derivative losses, and net changes in operating assets and liabilities accounted for most of these funds. Investing activities used $129.8 million during the nine months ended September 30, 2018 for the development of our existing properties and leasehold acquisitions. Cash expenditures for the nine months ended September 30, 2018 included a decrease  in the accounts payable balance related to capital expenditures of $3.8 million, and a decrease in our asset retirement obligation liability of $1.4 million, resulting in actual capital expenditures , net of dispositions, incurred during the period of $124.6  million. Investing activities used $56.2 million during the nine months ended September 30, 2017, as capital expenditures of $71.5 million were offset by proceeds from property sales of $15.3 million. Cash expenditures of $71.5 million for the nine months ended September 30, 2017, exclude an increase in accounts payable of $16.5 million and $3.3 million attributable to properties acquired by issuance of common stock, resulting in actual  capital expenditures, net of dispositions, of   $91.4 million for the nine months ended September 30, 2017. Financing activities provided $61.5 million for the nine months ended September 30, 2018 compared to $34.8 million for the same period of 2017. Funds provided during the nine months ended September 30, 2018 were primarily borrowings under our credit facility, offset by payments of borrowings under our credit facility. Funds provided during the nine months ended September 30, 2017 were primarily proceeds from the issuance of common stock in January 2017 and borrowings under our credit facility, offset by payments of borrowings under our credit facility.

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

Cash from operating activities is dependent upon commodity prices and production volumes.  Depressed and further decreases in commodity prices could reduce our cash flows from operations.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes will decline as reserves are produced.  In the future, we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including availability of capital and the risk that no commercially productive oil and gas reservoirs will be found.  If our proved reserves decline in the future, our production could also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facility could also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 67% of our total estimated proved reserves on a Boe basis at December 31, 2017 were classified as undeveloped.

We have in the past, and may in the future, sell producing properties. We have also sold debt and equity securities in the past, and may sell additional debt and equity securities in the future when the opportunity presents itself.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and
•	Operating leases for office facilities.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2018:

	Payments due in the twelve month periods ended:
Contractual Obligations (In thousands)	Total	September 30, 2019	September 30, 2020-2021	September 30, 2022-2023	Thereafter
Long-term debt (1)	$149,423	$264	$146,568	$2,591	$-
Interest on long-term debt (2)	21,220	7,756	13,257	207	-
Lease obligations (3)	2	2	-	-	-
Total	$170,645	$8,022	$159,825	$2,798	$-

___________________________

(1)	These amounts represent the balances outstanding under our credit facility and the real estate lien note. These payments assume that we will not borrow additional funds.
(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.
(3)	Lease on office space in Dickinson, North Dakota, which expires on October 31, 2018.

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At September 30, 2018, our reserve for these obligations totaled $7.7 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At September 30, 2018, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2018, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Senior secured credit facility	$146,000	$84,000
Real estate lien note	3,423	3,616
	149,423	87,616
Less current maturities	(264)	(262)
	$149,159	$87,354

Credit Facility

The Company has a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of September 30, 2018, $146.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At September 30, 2018, the Company had a borrowing base of $200.0 million. The borrowing base is determined semi-annually by the lenders based upon the Company's reserve reports, one of which must be prepared by its independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of the Company's proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and the Company is able to request one redetermination during any six-month period between scheduled redeterminations. Outstanding borrowings in excess of the borrowing base must be repaid immediately or the Company must pledge additional oil and gas properties or other assets as collateral. The Company does not currently have any substantial unpledged assets and it may not have the financial resources to make any mandatory principal payments. In addition, a reduction of the borrowing base could also cause the Company to fail to be in compliance with the financial covenants described below. The Company's borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of its then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. The Company's borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below, and (b) at all other times, at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or (ii) if we elect, LIBOR plus, in each case, 2.5%-3.5% depending on the utilization of the borrowing base. At September 30, 2018, the interest rate on the credit facility was approximately 5.2% assuming LIBOR borrowings.

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

At September 30, 2018, the Company was in compliance with all of these financial covenants. As of September 30, 2018, as defined in the credit agreement, the interest coverage ratio was 14.6 to 1.00, the total debt to EBITDAX ratio was 1.79 to 1.00, and our current ratio was 1.37 to 1.00.

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

The credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities. As of September 30, 2018, we were in compliance with all of the terms of our credit facility.

Real Estate Lien Note

The Company has a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672.  The maturity date of the note is July 20, 2023. As of September 30, 2018, and December 31, 2017, $3.4 million and $3.6 million, respectively was outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We have entered into commodity swaps on approximately 76% of our estimated oil production from our net proved developed producing reserves (based on reserve estimates at June 30, 2018) from October 1, 2018 through December 31, 2018, 75% for 2019 and 75% for 2020.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the nine months ended September 30, 2018, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $11.3 million. If commodity prices decline from current levels, the impact on operating revenues and cash flow, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

Derivative Instrument Sensitivity

At September 30, 2018, the aggregate fair market value of our commodity derivative contracts was a net liability of approximately $39.6 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of September 30, 2018, we had $146.0 million of outstanding indebtedness under our credit facility. Outstanding amounts under the credit facility bear interest at (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below and (b) at all other times, the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or, (ii) if we elect LIBOR plus 2.5%-3.5%, depending on the utilization of the borrowing base. At September 30, 2018, the interest rate on the credit facility was approximately 5.2% assuming LIBOR borrowings. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.5 million on an annual basis, based on our outstanding indebtedness as of September 30, 2018.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2018 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.	Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2018, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on its financial position or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosure.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)	Exhibits

Exhibit 31.1	Certification - Robert L.G. Watson, CEO
Exhibit 31.2	Certification - Steven P. Harris, CFO
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 - Robert L.G. Watson, CEO
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 - Steven. P. Harris, CFO

ABRAXAS PETROLEUM CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	November 9, 2018	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and Principal Executive Officer

Date	November 9, 2018	By: /s/Steven P. Harris
STEVEN P. HARRIS
Vice President and Principal Financial Officer

Date	November 9, 2018	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Vice President and Principal Accounting Officer