Form 10-K
period 2018-12-31
ABRAXAS PETROLEUM CORP
filed 2019-03-15
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

As of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $470,774,656 based on the closing sale price as reported on The NASDAQ Stock Market.

As of March 8, 2019, there were 166,934,860 shares of common stock outstanding.

Documents Incorporated by Reference:

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders to be held on May 7, 2019.	Part III

ABRAXAS PETROLEUM CORPORATION

FORM 10-K

We make forward-looking statements throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “will,” “plan,” “seek,” “may,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this report is generally located in the material set forth under the headings “Business,” “Properties,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  The factors that may affect our expectations regarding our operations include, among others, the following:

•	the prices we receive for our production and the effectiveness of our hedging activities;

•	the availability of capital including under our credit facility;

•	our success in development, exploitation and exploration activities;

•	declines in our production of oil and gas;

•	our indebtedness and the significant amount of cash required to service our indebtedness,

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities,

•	limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by our credit facility and restrictive debt covenants;

•	our ability to make planned capital expenditures;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and gas prices;

•	political and economic conditions in oil producing countries, especially those in the Middle East;

•	price and availability of alternative fuels;

•	our ability to procure services and equipment for our drilling and completion activities;

•	our acquisition and divestiture activities;

•	weather conditions and events; and

•	other factors discussed elsewhere in this report.

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

Item 1. Business

General

We are an independent energy company primarily engaged in the acquisition, exploration, development and production of oil and gas.  At December 31, 2018, our estimated net proved reserves were 67.2 MMBoe, of which 37% were classified as proved developed, 63% were oil and 96% of which (on a Boe basis) were operated by us.  Our daily net production for the year ended December 31, 2018 was 9,809 Boepd, of which 64% was oil. Abraxas Petroleum Corporation was incorporated in Nevada in 1990. Our address is 18803 Meisner Drive, San Antonio, Texas 78258 and our phone number is (210) 490-4788.

Our oil and gas assets are located in three operating regions, the Permian/Delaware Basin, the Rocky Mountain, and South Texas.  The following table sets forth certain information related to our properties as of and for the year ended December 31, 2018:

				Estimated Net Proved Reserves		Net Production
	Gross Producing Wells	Average Working Interest	Total Net Acres	(Mboe)	% Oil	(Mboe)	% Oil
Permian/Delaware Basin	115	74.44%	23,617	41,058	61%	1,328	64%
Rocky Mountain	539	13.80%	20,616	24,331	68%	2,040	66%
South Texas	24	96.88%	12,959	1,839	27%	212	57%
Total United States	678	28.08%	57,192	67,228	63%	3,580	58%

Our properties in the Permian/Delaware Basin region are primarily located in Ward and Winkler Counties, Texas and produce oil and gas primarily from the Bone Spring and Wolfcamp formations.

Our properties in the Rocky Mountain region are primarily located in the Williston Basin of North Dakota and Montana.  In this region, our wells produce oil and gas from various reservoirs, primarily the Bakken, Three Forks and Red River formations.

Our properties in the South Texas region are located along the Edwards trend in DeWitt and Lavaca Counties, Texas and the Eagle Ford shale and the Austin Chalk in Atascosa County, Texas.  In the Edwards trend, our wells produce gas from the Edwards formation.

Strategy

Our business strategy is to focus our capital and resources on our core operated basins, improve financial flexibility and profitably grow production and reserves.  Key elements of our business strategy include:

Focus our capital and resources on our core operated basins. Our core basins consist of the Permian/Delaware Basin (Bone Spring and Wolfcamp) and Williston Basin (Bakken and Three Forks). Given the disparity which has existed during the past several years and which continues currently between oil and gas prices, the economics of drilling oil wells is far superior to drilling gas wells. We anticipate making capital expenditures in 2019 of approximately $94.5 million, of which approximately $46.2 million is allocated to acquiring additional acreage and developing our Bone Spring/Wolfcamp properties in the Permian/Delaware Basin. The 2019 budget also allocates approximately $38.3 million for developing our Williston Basin/Bakken/Three Forks play in North Dakota, with the remaining amount allocated to acquisitions, facilities and general corporate purposes. As part of our efforts to focus our property portfolio, we also seek to sell assets we have deemed non-core. These include assets with a low working interest that are non-operated and/or that fall outside of our three core basins. Any proceeds from these asset sales have been and will continue to be used to reduce our indebtedness and/or be redeployed into our core operating basins. We are currently actively working to monetize our remaining Eagle Ford assets in South Texas.

Improve financial flexibility. Our primary sources of capital are availability under our credit facility and cash flows from operations. Availability under our credit facility is subject to a borrowing base which is determined semi-annually by our lenders. The next redetermination is scheduled for April 2019. As of December 31, 2018, we had $180.0 million outstanding on our credit facility  and availability of  $20.0 million, and we generated approximately $80.0 million of cash flows from operations.

We have also sold producing properties from time to time in order to provide us with financial flexibility. In December 2018 and January 2019, we sold various Eagle Ford assets in our South Texas region for approximately $1.6 million and are currently marketing our remaining Eagle Ford assets. In January 2019, we announced that we had engaged Petrie Partners to assist us in identifying and assessing our options for our Bakken properties. We are still early in this process and do not know the ultimate outcome. In the event that this process were to result in the sale of our Bakken properties, we believe that the proceeds would be used to significantly pay down or fully retire our debt, support our Raven No. 1 rig in the Delaware Basin until it achieves free cash flow and possibly buy back stock.

We seek to reduce the volatility of our cash flows from operations by hedging a portion of our production. As of December 31, 2018, we had NYMEX-based fixed price commodity swap arrangements, on approximately 51% of the oil production from our estimated net proved developed producing reserves (as of December 31, 2018) through December 31, 2019, 62% for 2020 and 66% for 2021. Subsequent to December 31, 2018, in connection with the redetermination of our credit facility, we have entered into additional fixed price commodity swaps. Taking these additional contracts into consideration, we have entered into fixed price commodity swap arrangements on approximately 61% of the oil production of our estimated net proved developed producing reserves (as of December 31, 2018) through December 31, 2019, 80%  for 2020 and 75% for 2021.

During 2018, we had originally established a capital budget of $140.0 million. Capital spending for 2018 was $174.0 million.  We exceeded our 2018 capital budget as a result of successfully acquiring more acreage in the Delaware Basin than we had originally budgeted which resulted in increased spending for acquisitions as well as for drilling and completing wells in this area as a result of our higher ownership interests.

We intend to maintain our liquidity and our balance sheet during 2019 by adjusting our capital budget as necessary, seeking to reduce expenses and by funding our capital budget primarily with cash flow from operations.

Profitably grow production and reserves. We have a substantial low-decline legacy production base as evidenced by our approximate 21-year average reserve life as of year-end 2018. Our capital is currently being deployed largely into unconventional oil assets with relatively predictable production profiles, yet steep initial decline rates. Therefore, the economics of these oil wells are highly dependent on both near term commodity prices and strong operational cost control. Cost savings achieved through efficiencies of using our own rig in the Williston Basin, and heightened focus on cost control in all of our operated positions both contribute to our historical success in adding low cost barrels to our production base.

2019 Budget and Drilling Activities

Our capital expenditure budget for 2019 is approximately $94.5 million of which approximately $46.2 million is allocated to acquiring additional acreage and developing the Company’s Bone Spring/Wolfcamp acreage in the Permian/Delaware Basin. The budget also allocates approximately $38.3 million to developing our Williston Basin Bakken/Three Forks play in North Dakota, with the remaining amount allocated to acquisitions, facilities and general corporate purposes. The 2019 capital expenditure budget is subject to change depending upon a number of factors, including the availability of sufficient capital resources including under our credit facility, the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our exploitation efforts, our financial results and our ability to obtain permits for drilling locations.

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices we receive for our oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the world wide economy (particularly the manufacturing sector), foreign imports, political conditions in other petroleum producing countries, the actions of the Organization of Petroleum Exporting Countries, domestic regulation, legislation and policies. Decreases in the prices we receive for our oil and gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves, our revenue, profitability and cash flow from operations. Refer to “Risk Factors – Risks Related to Our Industry — Market conditions for oil and gas and particularly volatility of prices for oil and gas, could adversely affect our revenue, cash flows from operations, profitability and growth” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information relating to the effects that decreases in oil and gas prices have on us. To help mitigate the impact of commodity price volatility, we hedge a portion of our production through the use of fixed price swaps and basis differential swap contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Commodity Prices and Hedging Arrangements” and Note 11 of the notes to our consolidated financial statements for more information regarding our derivative activities.

Substantially all of our oil and gas is sold at current market prices under short-term arrangements, as is customary in the industry. During the year ended December 31, 2018, two purchasers of production accounted for approximately 57% of our oil and gas sales. During the year ended December 31, 2017, three purchasers of production accounted for approximately 69% of our oil and gas sales and in 2016, two purchasers accounted for approximately 71% of our oil and gas sales. We believe that there are numerous other purchasers available to buy our oil and gas and that the loss of any of these purchasers would not materially affect our ability to sell our oil and gas. Furthermore, the largest purchasers of our oil and gas have changed from year to year from 2016 to 2018.

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

Federal, state and local laws and regulations govern oil and gas activities. Operators of oil and gas properties are required to have a number of permits in order to operate such properties, including operator permits and permits to dispose of salt water. In addition, under federal law, operators of oil and gas properties are required to possess certain certificates and permits in order to operate such properties. We possess all material requisite permits required by Federal,  state and other local authorities in which we operate properties.

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

•	require remedial measures to mitigate pollution from historical and on-going operations such as the use of pits and plugging of abandoned wells;

•	require disclosure of chemicals injected into wells in conjunction with hydraulic fracturing operations;

•	restrict injection of liquids into subsurface strata that may contaminate groundwater or increase seismic activity;

•	restrict the availability of water necessary for hydraulic fracturing operations;

•	impose substantial penalties for violations of environmental rules or pollution resulting from our operations;

•	curtail production in association with permit limits; and

•	curtail or prohibit production for exceeding gas flaring limits.

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

Resource Conservation and Recovery Act.   The Resource Conservation and Recovery Act, which we refer to as RCRA, is the principal federal statute governing the treatment, storage and disposal of hazardous and non-hazardous solid wastes.  RCRA imposes stringent requirements and liability for failure to meet such requirements, on persons who generate or transport regulated waste materials and also on persons who own or operate a waste treatment, storage or disposal facility. Analogous state laws also impose requirements associated with the management such wastes. At present, RCRA includes a statutory exemption that allows most oil and gas exploration and production wastes to be classified and regulated as non-hazardous wastes. A similar exemption is contained in many of the state counterparts to RCRA.  At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and gas exploration and production wastes from regulation as hazardous wastes. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose and would cause us to incur increased operating expenses. Also, in the ordinary course of our operations, we generate small amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes. We believe that our operations comply in all material respects with the requirements of RCRA and its state counterparts.

Naturally Occurring Radioactive Materials, which we refer to as NORM, are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological operations such as mineral extraction or processing through exploration and production conducted by the oil and gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that the operations of our properties are in material compliance with all applicable NORM standards established by the various states in which we operate wells.

Clean Water Act.   The Clean Water Act, which we refer to as the CWA, and analogous state laws, impose restrictions and controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The CWA regulates storm water run-off from oil and gas facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of the CWA require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a petroleum hydrocarbon tank spill, rupture or leak. The reach and scope of the CWA, and the determination of what water bodies and land areas are regulated as waters of the U.S., is the subject of various rules adopted by  EPA and the U.S. Army Corps of Engineers which we refer to as the WOTUS Rules, and on-going federal court litigation arising out of the rules and recent amendments. The WOTUS Rules, litigation over the rules, and the associated regulatory uncertainty, could impact our operations by subjecting new land and waters to regulation, and increase our cost of operations. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for resource damages resulting from the release. We believe that the operations of our properties comply in all material respects with the requirements of the CWA and state statutes enacted to control water pollution.

Safe Drinking Water Act. Our operations also produce wastewaters that are disposed via underground injection wells. These activities are regulated by the Safe Drinking Water Act, which we refer to as the SDWA, and analogous state and local laws. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and gas production., or the flow-back of hydraulic fracturing fluids. The main goal of the SDWA is the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In most states, no underground injection may take place except as authorized by permit or rule. In addition, subsurface injection of water or other produced fluids from drilling or hydraulic fracturing processes have come under increased public and governmental scrutiny. Some jurisdictions, Texas for example, have adopted new and more stringent rules for injection wells aimed at reducing the potential for earthquakes associated with injection activities, including new restrictions on siting of such injection wells. We currently own and operate various underground injection wells and rely on third-party owned injection wells. Failure to comply with our permits could subject us to civil and/or criminal enforcement. More stringent regulations of injection wells could additionally increase our cost of operations. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

Clean Air Act.    The Clean Air Act, which we refer to as the CAA, and state air pollution laws and regulations provide a framework for national, state and local efforts to protect air quality. The operation of our properties utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. In the past few years, EPA has adopted new more restrictive regulations governing air emissions from oil and gas operations, including regulations which restrict emissions of methane, volatile organic compounds and hazardous air pollutants.

Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas may require us to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. In addition, some oil and gas facilities may be included within the categories of hazardous air pollutant sources, which are subject to more stringent regulation under the CAA. Failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. We may be required to incur capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

Hydraulic Fracturing. Most of our current operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells.  This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of chemical additives—as well as sand, or other proppants, into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore.  Many of our newer wells would not be economical without the use of hydraulic fracturing to stimulate the formation to enhance production from the well.  Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs, but where these operations occur on federal or tribal lands they are subject to regulation by the U.S. Department of the Interior, Bureau of Land Management (“BLM”).  In addition to federal legislative and regulatory actions, some states and local governments have considered imposing, or have adopted various conditions and restrictions on hydraulic fracturing operations, including but not limited to requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in hydraulic fracturing, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations.  In some states, including Texas, water use may also be regulated and potentially curtailed by local groundwater management districts which could impact the availability of water for hydraulic fracturing.  If these types of restrictions are widely adopted, we could be subject to increased costs and possibly limits on the productivity of certain wells, and these laws could make it easier for third parties to initiate litigation against us in the event of perceived problems with water wells in the vicinity of an oil or gas well or other alleged environmental problems.  Additional information concerning hydraulic fracturing is included under Item 1A "Risk Factors."

 Climate Change and Greenhouse Gas Regulation. Scientific studies have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to efforts spearheaded by the United Nations . Domestically, the Fourth National Climate Assessment report, released in November 2018, noted that climate change is mostly driven by GHG emissions and that climate change is accelerating. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, gas, and refined petroleum products, are considered GHGs. We expect continuing debate, especially in the political arena, over how to address climate change and what policies and regulations are necessary to address the issue. It is possible that domestic and international regulations addressing climate change will have adverse effects on the market for oil, gas and other fossil fuel products as well as adverse effects on the business and operations of companies engaged in the exploration for, and production of, oil, gas and other fossil fuel products. Given widely divergent political views on climate change regulation, we are unable to predict the timing, scope and effect of any proposed or future investigations, laws, regulations or treaties regarding climate change and GHG emissions, but the direct and indirect costs of such investigations, laws, regulations and treaties (if enacted) could materially and adversely affect our operations, financial condition and results of operations. In addition, several states and local governments have adopted, or are considering adopting, regulations or ordinances to reduce emissions of GHGs. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for our products. The various efforts to regulate the emissions of GHGs (including lawsuits pending in United States federal courts) may affect the cost of our operations, may affect the public’s perception of our industry, and may reduce demand for our products.

An example of the uncertainty in regulations comes from the BLM flaring rule. In November 2016, BLM issued a final rule to further restrict venting and flaring of gas from oil and gas operations on public lands.  Then, BLM issued a stay of these requirements in December 2017. In September 2018, BLM published a final rule to modify and rescind substantial portions of the flaring rule. The rescission was challenged by litigation filed in the U.S. District Court for the Northern District of California. If the litigation is successful and the rule restricting flaring of gas were to become effective, we would have to curtail production from the affected wells and would incur additional costs of compliance as well as increased monitoring and recordkeeping for some of our facilities.

Any of the climate change regulatory and legislative initiatives described above could have a material adverse effect on our business, financial condition, and results of operations. Additional information concerning climate change is included under Item 1A. “Risk Factors.”

National Environmental Policy Act.    Oil and gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, which we refer to as NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. If we were to conduct any exploration and production activities on federal lands in the future, those activities may need to obtain governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and gas projects and increase the cost of such operations.

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

Employees

As of March 8, 2019, we had 100 full-time employees. We retain independent geological, land, marketing, engineering and health and safety consultants from time to time and expect to continue to do so in the future.

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

At December 31, 2018, we had a total of $180.0 million of indebtedness under our credit facility and total indebtedness of $183.4 million (including the current portion). While the amount borrowed under our credit facility at March 8, 2019 was $180.0 million (and total indebtedness was $183.3  million), this amount will likely increase as we pursue drilling and completion of wells.  Our indebtedness could have important consequences to us, including:

●	affecting our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes which may be impaired or not available on favorable terms;

●

requiring us to meet financial tests contained in our credit facility and future debt arrangements that may affect our flexibility in planning for and reacting to changes in our business, including future business opportunities;

●

requiring us to use a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities; and

●	making us more vulnerable to competitive pressures if there is a downturn in our business or the economy in general, than our competitors with less debt.

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

A breach of the terms and conditions of our credit facility, including the inability to comply with the required financial covenants, could result in an event of default. If an event of default occurs (after any applicable notice and cure periods), the lenders would be entitled to terminate any commitment to make further extensions of credit under our credit facility and to accelerate the repayment of amounts outstanding (including accrued and unpaid interest and fees).  Upon a default under our credit facility, the lenders could also foreclose against any collateral securing such obligations, which may be all or substantially all of our assets.  If that occurred, we may not be able to continue to operate as a going concern. As of December 31, 2018, the Company was in violation of its current ratio covenant under its credit facility. A waiver of this violation has been obtained. We cannot assure you that we will be able to obtain similar waivers in the future.

Depressed oil and/or gas prices would have a material and adverse effect on us.

Our financial results and the value of our properties are highly dependent on the general supply and demand for oil, gas and NGL, which impact the prices we ultimately realize on our sales of these commodities. Oil, gas and NGL prices have been more volatile since the second half of 2014, when there was a significant decline in oil, gas and NGL prices, which adversely affected our operating results and contributed to a reduction in our anticipated future capital expenditures. Prices improved in 2017 and 2018 before declining in the last quarter of 2018. In addition to the impact on our results of operations, declines in oil and gas prices could cause us to write down the value of our estimated proved reserves. For example, the decline in commodity prices prior to 2017  adversely impacted our estimated proved reserves and resulted in a proved property impairment of $67.6 million in 2016. We could record impairments in future periods, the amount of which will be dependent upon many factors such as future prices of oil, gas and NGL, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and gas property acquisitions.

While oil and gas prices began to improve in late 2016 and remained at somewhat improved levels in 2017 and 2018, prices have remained relatively low and price volatility has continued. A sustained weakness or further deterioration in commodity prices could materially and adversely impact our business by resulting in, or exacerbating, the following effects:

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

The marketability of our production depends in part upon processing, storage and transportation facilities, which are also known as midstream facilities, owned and operated by third parties.  Transportation space on such gathering systems and pipelines is limited and at times unavailable due to repairs or improvements being made to such facilities or due to such space being utilized by other companies with priority transportation agreements.  Our access to transportation options can also be affected by federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand.  These factors and the availability of markets are beyond our control.  If adequate transportation and storage options are not available to us, the financial impact on us could be substantial and adversely affect our ability to produce and market our oil and gas. For example, our principal third party provider in the Bakken Field for these services has experienced significantly increased gathering system pressures which have resulted in capacity constraints. These constraints, in turn, have restricted our production and required us to flare gas, decreasing the volumes sold from our wells. Similarly, rapid production growth in the Permian Basin has strained the available midstream infrastructure there with adverse effects on our operations.

In addition to causing production curtailments and reducing the price we receive for the oil, gas and NGL we produce, given environmental impacts, including GHG production, regulatory agencies including the North Dakota Industrial Commission have adopted policies to reduce the volume of flared gas, the number of wells flaring and the duration of flaring. While these regulations have not had a material adverse effect on us to date, these current regulations relating to flaring gas or the adoption of additional regulations could cause us to shut-in production or curtail the drilling of new wells either of which could have a material adverse effect on us.

We rely on third parties to continue to construct additional midstream facilities and related infrastructure to accommodate our growth, and the ability and willingness of those parties to do so is subject to a variety of risks.

For example:

•	Decreases in commodity prices in recent years have resulted in reduced investment in midstream facilities by some third parties;

•

Various interest groups have protested the construction of new pipelines, and particularly pipelines near water bodies, in various places throughout the country, and protests have at times physically interrupted pipeline construction activities;

•

Some companies in our industry have sought to reject volume commitment agreements with midstream providers in bankruptcy proceedings, and the risk that such efforts will succeed, or that upstream energy company counterparties will otherwise be unable or unwilling to satisfy their volume commitments, may have the effect of reducing investment in midstream infrastructure; and

We have pursued a variety of strategies to alleviate some of the risks associated with the midstream services and facilities upon which we rely, including seeking alternative sources for processing and transporting gas that we produce. There can be no assurance that the strategies we pursue will be successful or adequate to meet our needs.

Any significant reduction in the borrowing base under our credit facility as a result of a periodic borrowing base redetermination or otherwise will negatively impact our liquidity and, consequently, our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our credit facility or any other obligation if required as a result of a borrowing base redetermination

Availability under our credit facility is currently subject to a borrowing base of $200.0 million. The borrowing base is subject to scheduled semiannual (April 1 and October 1) and other elective borrowing base redeterminations. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. The lenders under our credit facility can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our credit facility. A number of factors could reduce our borrowing base, including:

•	lower commodity prices or production;

•	a reduction in reserve estimates;

•	inability to drill or unfavorable drilling results;

•	increased operating and/or capital costs;

•	the lenders’ inability to agree to an adequate borrowing base; or

•	adverse changes in the lenders’ practices (including required regulatory changes) regarding estimation of reserves.

As of March 8, 2019, we had $180.0 million of borrowings outstanding and availability of  $20.0 million under our credit facility. Any significant reduction in our borrowing base as a result of borrowing base redeterminations or otherwise will negatively impact our liquidity and our ability to fund our operations and, as a result, would have a material adverse effect on our financial position, results of operations and cash flows from operations. Further, if the outstanding borrowings under our credit facility were to exceed the borrowing base as a result of redetermination, we would be required to repay the excess amount or pledge additional assets. We may not have sufficient funds to make such repayment and we do not have any substantial unpledged assets. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

In addition, our credit facility requires us to maintain compliance with specified financial covenants.  Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we can maintain compliance with these covenants.  These financial covenants could limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general or otherwise conduct necessary or desirable business activities. We are also required to use the proceeds from the termination of any derivative contracts to repay outstanding amounts under the credit facility and to use any amount of cash on hand and liquid investments in excess of $10.0 million to repay outstanding amounts under the credit facility.

A breach of any of these covenants could result in a default under our credit facility. For example, at December 31, 2018, we were not in compliance with the current ratio under our credit facility. While we received a waiver of this default, we cannot assure you that we will be able to obtain such waivers in the future. A default, if not cured or waived, could result in all of our indebtedness becoming immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms acceptable or favorable to us.

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

During 2016, the net capitalized costs of our oil and gas properties exceeded the present value of estimated future cash flows from our proved reserves, resulting in recognition of impairments totaling $67.6 million. While we did not recognize any impairments in 2017 or 2018, if commodity prices decrease in the future, we would likely be required to record further write downs.

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

During 2018, our differentials averaged ($7.39) per Bbl of oil and ($1.36) per Mcf of gas. Approximately 57% of our oil production during 2018 was from the Rocky Mountain region and approximately 37% from the Permian region.  As our production from the Rocky Mountain and Permian regions continues to increase, we expect that the effect our price differentials on our revenues will also increase.  Increases in the differential between the benchmark prices for oil and gas and the realized price we receive could significantly reduce our revenues and our cash flow from operations.

Our derivative contracts could result in financial losses or could reduce our cash flows.

To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the prices of oil and gas, we enter into derivative contracts, which we sometimes refer to as hedging arrangements, for a significant portion of our oil and gas production that could result in both realized and unrealized derivative contract losses.  We have entered into NYMEX-based fixed price commodity swap arrangements on approximately 51% of the oil production from our estimated net proved developed producing reserves (as of December 31, 2018) through December 31, 2019, 62% for 2020 and 66% for 2021. Subsequent to December 31, 2018, in connection with the redetermination of our credit facility, we have entered into additional fixed price commodity swaps. Taking these additional contracts into consideration, we have entered into fixed price commodity swap arrangements on approximately 61% of the oil production of our estimated net proved developed producing reserves (as of December 31, 2018) through December 31, 2019, 80% for 2020 and 75% for 2021.These arrangements may be inadequate to protect us from declines in oil and gas prices. Any new hedging arrangements will be priced at then-current market prices and may be significantly lower than the commodity swaps we currently have in place.  The extent of our commodity price exposure will be related largely to the effectiveness and scope of our commodity price derivative contracts.  For example, the prices utilized in our derivative contracts are currently NYMEX-based, which may differ significantly from the actual prices we receive for oil and gas which are based on the local markets where the oil and gas is produced.  The prices that we receive for our oil and gas production are typically lower than the relevant benchmark prices that are used for calculating commodity derivative positions.  The difference between the benchmark price and the price we receive is called a differential, a significant portion of which is based on the delivery location which is called the basis differential.  As a result, our cash flows from operations could be affected if the basis differentials widen more than we anticipate. We have entered into basis swaps to mitigate some of the effects of differentials, however they do not alleviate all of the effects of such differentials. Our cash flows from operations could also be affected based upon the levels of our production.  If production is higher than we estimate, we will have greater commodity price exposure than we intended.  If production is lower than the nominal amount that is subject to our hedging arrangements, we may be forced to satisfy all or a portion of our hedging arrangements without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial reduction in cash flows from operations.

If the prices at which we hedge our oil and gas production are less than current market prices, our cash flows from operations could be adversely affected.

When our derivative contract prices are higher than market prices, we will incur realized and unrealized gains on our derivative contracts and conversely, when our contract prices are lower than market prices, we will incur realized and unrealized losses. For the year ended December 31, 2018, we recognized a gain on our oil and gas derivative contracts of $8.1 million, consisting of a loss of $19.0 million on our settled contracts and a gain of $27.1 million on open contracts. The loss on settled contracts resulted in a decrease in cash flow from operations.  We expect to continue to enter into similar hedging arrangements in the future to reduce our cash flow volatility.

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

The Company has identified drilling locations and prospects for future drilling opportunities, including development and exploratory drilling activities. These drilling locations and prospects represent a significant part of the Company's future drilling plans. For example, the Company's proved reserves as of December 31, 2018 include proved undeveloped reserves and proved developed reserves that are behind pipe of 29,448 MBbls of oil, 6,355 MBbls of NGL and 50,567 MMcf of gas. The Company's ability to drill and develop these locations depends on a number of factors, including the availability of capital, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, access to and availability of equipment, services, resources and personnel and drilling results. There can be no assurance that the Company will drill these locations or that the Company will be able to produce oil or gas reserves from these locations or any other potential drilling locations. Changes in the laws or regulations on which the Company relies in planning and executing its drilling programs could adversely impact the Company's ability to successfully complete those programs. For example, under current Texas laws and regulations the Company may receive permits to drill, and may drill and complete, certain horizontal wells that traverse one or more units and/or leases; a change in those laws or regulations could adversely impact the Company's ability to drill those wells. Because of these uncertainties, the Company cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Company's expectations for success. As such, the Company's actual drilling activities may materially differ from the Company's current expectations, which could have a significant adverse effect on the Company's proved reserves, financial condition and results of operations.

A significant portion of the Company's total estimated proved reserves at December 31, 2018 were undeveloped, and those proved reserves may not ultimately be developed.

At December 31, 2018, approximately 63% of the Company's total estimated proved reserves on a Boe basis were undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling. The Company's reserve data assumes that the Company can and will make these expenditures and conduct these operations successfully, which assumptions may not prove correct. If the Company chooses not to spend the capital to develop these proved undeveloped reserves, or if the Company is not otherwise able to successfully develop these proved undeveloped reserves, the Company will be required to write-off these reserves. In addition, under the SEC's rules, because proved undeveloped reserves may be booked only if they relate to wells planned to be drilled within five years of the date of booking, the Company may be required to write-off any proved undeveloped reserves that are not developed within this five-year timeframe. As with all oil and gas leases, the Company's leases require the Company to drill wells that are commercially productive and to maintain the production in paying quantities, and if the Company is unsuccessful in drilling such wells and maintaining such production, the Company could lose its rights under such leases. The Company's future production levels and, therefore, its future cash flows and income from operations are highly dependent on successfully developing its proved undeveloped leasehold acreage.

We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce.  The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced.  Unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, we cannot assure you that our exploration and development activities will result in increases in our proved reserves. Based on the reserve information set forth in our reserve report as of December 31, 2018, our average annual estimated decline rate for our net proved developed producing reserves is 35%; 19%; 14%; 11% and 9% in 2019, 2020, 2021, 2022 and 2023, respectively, 11% in the following five years, and approximately 8% thereafter.  These rates of decline are estimates and actual production declines could be materially higher. We have not always been able to fully replace the production volumes lost from natural field declines and prior property sales.  As our proved reserves and consequently our production decline, our cash flow from operations, and the amount that we are able to borrow under our credit facility could also decline.  In addition, approximately 63% of our total estimated proved reserves on a Boe basis at December 31, 2018 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling operations.  Even if we are successful in our development efforts, it could take several years for a significant portion of these undeveloped reserves to generate positive cash flow.

We may not find any commercially productive oil and gas reservoirs.

Drilling involves numerous risks, including the risk that the new wells we drill will be unproductive or that we will not recover all or any portion of our capital investment.  Drilling for oil and gas may be unprofitable.  Wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable.  The inherent risk of not finding commercially productive reservoirs is compounded by the fact that 63% of our total estimated proved reserves on a Boe basis as of December 31, 2018 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling and completion operations.   If the volume of oil and gas we produce decreases, our cash flows from operations may decrease.

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

Although we have identified or budgeted for numerous drilling locations, we may not be able to drill those locations within our expected time frame or at all.  In addition, our drilling schedule may vary from our expectations because of future uncertainties. For example, we have in the past, and may be required in the future, to delay drilling or completing wells in order to protect them from fracture stimulation of other wells in the same area.

We cannot control the activities on the properties we do not operate and are unable to ensure their proper operation and profitability.

We currently do not operate all of the properties in which we have an interest. Non-operated properties represented approximately 4% of our estimated net proved reserves on a Boe basis. at December 31, 2018.  As a result, we have limited ability to exercise influence over and control the risks associated with operation of these properties. The failure of an operator to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including:

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

Our drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors that are beyond our control.

Our drilling operations are subject to a number of risks, including:

•	unexpected drilling conditions;

•	facility or equipment failure or accidents;

•	adverse weather conditions;

•	title problems;

•	delays due to protection from fracture stimulations of nearby wells,

•	unusual or unexpected geological formations;

•	fires, blowouts and explosions; and

•	uncontrollable pressures or flows of oil or gas or well fluids.

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

Hydraulic fracturing is the primary completion method used to extract reserves located in many of the unconventional oil and gas plays. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure, usually down tubing or casing that is cemented in the wellbore, into hydrocarbon-bearing formations at depth to stimulate oil and gas production. We use this completion technique on substantially all of our wells. Depending on the legislation that may ultimately be enacted or the regulations that may be adopted at the federal and state levels, exploration, exploitation and production activities that entail hydraulic fracturing could be subject to additional regulation and permitting requirements. Some states in which we operate, including Texas, have implemented disclosure requirements related to chemicals used in hydraulic fracturing, and while the BLM has rescinded its rules governing hydraulic fracturing on federal and tribal lands (which action itself is subject to pending litigation), we anticipate further regulation of hydraulic fracturing and related activities by states and local governments. Individually or collectively, such existing and new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay the development of unconventional oil and gas resources from formations which are not commercial without the use of hydraulic fracturing. This could have an adverse effect on our business, financial condition and results of operations.

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

Some studies have noted an increase in localized frequency of seismic activity associated with underground injection wastewater from oil and gas operations. If the results of these studies are confirmed, new legislative and regulatory initiatives could require additional monitoring, restrict the injection of produced water in certain disposal wells or modify or curtail hydraulic fracturing operations. These actions could lead to operational delays, increased compliance costs or otherwise adversely impact our operations.

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

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act establishes federal oversight and regulation of over-the-counter, or OTC, derivatives and requires the Commodity Futures Trading Commission, or CFTC, and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the OTC market. Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized. In one of its rulemaking proceedings still pending under the Dodd-Frank Act, on November 5, 2013 (as modified and re-proposed on December 30, 2016), the CFTC approved a proposed rule imposing position limits for certain futures and option contracts in various commodities (including gas) and for swaps that are their economic equivalents. Certain specified types of hedging transactions are proposed to be exempt from these position limits, provided that such hedging transactions satisfy the CFTC’s requirements for “bona fide hedging” transactions or positions. Similarly, on December 16, 2016, the CFTC issued a proposed rule regarding the capital that a swap dealer, or major swap participant, is required to post with respect to its swap business, but has not yet issued a final rule. On January 6, 2016, the CFTC issued a final rule on margin requirements for uncleared swap transactions, which includes an exemption for commercial end-users, entering into uncleared swaps in order to hedge commercial risks affecting their business, from any requirement to post margin to secure such swap transactions. In addition, on July 19, 2012, the CFTC issued a final rule authorizing an exception for commercial end-users using swaps to hedge their commercial risks from the otherwise applicable mandatory obligation under the Dodd-Frank Act to clear all swap transactions through a registered derivatives clearing organization and to trade all such swaps on a registered exchange. The Dodd-Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations. All of the above regulations and requirements could increase the costs to us of entering into, and lessen the availability to us, derivative contracts to hedge or mitigate our exposure to volatility in oil, gas and NGL prices and other commercial risks affecting our business.

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

As of December 31, 2018, we had pre 2018 net operating loss carryforwards or NOLs, for federal income tax purposes of $245.2 million and a 2018 NOLs of $46.8 million. If we were to experience an "ownership change," as determined under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), our ability to offset taxable income arising after the ownership change with NOLs arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more "5% shareholders" (as defined in the Code) at any time during a rolling three-year period.

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

We depend to a large extent on Robert L.G. Watson, our President and Chief Executive Officer, for our management, business and financial contacts.  Mr. Watson may terminate his employment agreement with us at any time on 30 days' notice, but, if he terminates without good reason, he would not be entitled to the severance benefits provided under the terms of that agreement.  Mr. Watson is not precluded from working for, with or on behalf of a competitor upon termination of his employment with us.  If Mr. Watson were no longer able or willing to act as President, Chief Executive Officer and Chairman of the Board, the loss of his services could have an adverse effect on our operations.

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

The estimates of our reserves as of December 31, 2018 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time.  In particular, estimates of oil and gas reserves, future net revenue from proved reserves and the present value of our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2018.  The average realized sales prices used for purposes of such estimates were $59.65 per Bbl of oil and $1.76 per Mcf of gas. The December 31, 2018 estimates also assume that we will make future capital expenditures of approximately $547.2 million in the aggregate primarily from 2019 through 2023, which are necessary to develop and realize the value of proved reserves on our properties.  We cannot assure you that we will have sufficient capital in the future to make these capital expenditures. In addition, approximately 63% of our total estimated proved reserves on a Boe basis as of December 31, 2018 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain than proved developed reserves.  Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of our reserves set forth or incorporated by reference in this report.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.  Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

As required by SEC regulations, we based the estimated discounted future net cash flows from our proved reserves as of December 31, 2018 on the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2018 and costs in effect on December 31, 2018, the date of the estimate.  However, actual future net cash flows from our properties will be affected by factors such as:

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

Climate change and regulations related to GHGs could have an adverse effect on our operations and on the demand for oil and gas.

Scientific studies have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. Domestically, the Fourth National Climate Assessment report, released in November 2018, noted that climate change is mostly driven by GHG emissions and that climate change is accelerating. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, gas, and refined petroleum products, are considered GHGs. We expect continuing debate, especially in the political arena, over how to address climate change and what policies and regulations are necessary to address the issue. In response to various scientific studies, governments have begun adopting domestic and international climate change regulations that require reporting and reduction of emissions of GHGs. It is possible that international efforts spear-headed by the United Nations and subsequent domestic and international regulations will have adverse effects on the market for oil, gas and other fossil fuel products as well as adverse effects on the business and operations of companies engaged in the exploration for, and production of, oil, gas and other fossil fuel products. In the United States, at the state level and local level, several states and localities, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of GHGs. At the federal level, various climate change legislative measures have been considered by the U.S. Congress, but it is not possible at this time to predict when, or if, Congress will act on climate change legislation, although any major initiatives in this area are unlikely to become law in the near future due to opposition in Congress. We are unable to predict the timing, scope and effect of any currently proposed or future investigations, laws, regulations or treaties regarding climate change and GHG emissions, but the direct and indirect costs of such investigations, laws, regulations and treaties (if enacted) could materially and adversely affect our operations, financial condition and results of operations.

Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could require us to incur increased operating and compliance costs, and could have an adverse effect on demand for the oil and gas that we produce and, as a result, our financial condition and results of operations could be adversely affected.

In addition, local weather effects associated with climate change, including more severe rainfall events, more intense storms, flooding, or droughts could adversely affect our facilities or the scheduling of deliveries or the cost of supplies needed to run our business.

EPA’s ground-level ozone standards may result in more stringent regulation of air emissions from, and adverse economic impacts on, our operations.

Effective December 2015, the EPA adopted a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (NAAQS) for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards designed to provide protection of public health and welfare, respectively.  EPA has now issued new area designations with respect to ground-level ozone, and in November 2018 EPA issued final requirements for implementation that apply to state and local agencies. Areas of the country that have been reclassified so that they are no longer in attainment with the 2015 standard will be more costly and difficult for operators to construct new or modified sources of air pollution, including those associated with our operations. Moreover, such reclassified areas more stringent regulations may require among other things, installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs.

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

At December 31, 2018, we had 166,713,784 shares of common stock outstanding of which 4,179,187 shares were held by affiliates and, in addition, 7,549,448 shares of common stock were subject to outstanding options granted under stock option plans (of which 6,478,948 shares were vested at December 31, 2018).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Exploratory and Developmental Acreage

Our principal oil and gas properties consist of producing and non-producing oil and gas leases, including reserves of oil and gas in place. The following table sets forth our developed and undeveloped acreage and fee mineral acreage as of December 31, 2018.

	Developed Acreage		Undeveloped Acreage		Fee Mineral Acreage (1)
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres	Total Net Acres (2)
Permian/Delaware Basin	15,639	11,566	13,986	9,415	12,648	2,391	23,372
Rocky Mountain	27,376	14,500	12,343	5,769	3,078	346	20,615
South Texas	7,982	7,502	4,745	4,688	2,603	739	12,929
Total	50,997	33,568	31,074	19,872	18,329	3,476	56,916

(1)	Fee mineral acreage represents fee simple absolute ownership of the mineral estate or fraction thereof.
(2)	Includes 640 net acres in the Permian Basin region that are included in both developed and fee mineral acres.

The following table sets forth Abraxas’ net undeveloped acreage subject to expiration by year:

	2019	2020	2021	2022	2023
Permian/Delaware Basin	176	315	-	-	-
Rocky Mountain	3	426	-	-	-
South Texas	1,798	2,020	-	-	-
Total	1,977	2,761	-	-	-

Productive Wells

The following table sets forth our gross and net productive wells, expressed separately for oil and gas, as of December 31, 2018:

	Productive Wells
	Oil		Gas
	Gross	Net	Gross	Net
Permian/Delaware Basin	63.0	52.4	52.0	33.3
Rocky Mountain	228.0	67.6	311.0	6.8
South Texas	15.0	15.0	9.0	8.3
	306.0	135.0	372.0	48.4

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

The Company’s proved oil and gas reserves have been estimated by an independent petroleum engineering firm, DeGolyer & MacNaughton, as of December 31, 2016, and 2017 and LaRoche Petroleum Consultants as of December 31, 2018, assisted by the engineering and operations departments of the Company. For the year ended December 31, 2018, LaRoche Petroleum Consultants, Ltd., of Dallas, Texas estimated reserves for our properties comprising approximately 99% of the PV-10 of our proved oil and gas reserves. Proved reserves for the remaining 1% of our properties were estimated by Abraxas personnel because we determined that it was not practical for LaRoche Petroleum Consultants, Ltd. to prepare reserve estimates for these properties as they are located in a widely dispersed geographic area and have relatively low value.  LaRoche Petroleum Consultants, Ltd's reserve report as of December 31, 2018 included a total of 316 properties and our internal report included 201 properties.

The technical personnel responsible for preparing the reserve estimates at LaRoche Petroleum Consultants, Ltd. meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. LaRoche Petroleum Consultants, Ltd. is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists. They do not own an interest in any of our properties and are not employed on a contingent fee basis. All reports by LaRoche Petroleum Consultants, Ltd. were developed utilizing their own geological and engineering data, supplemented by data provided by Abraxas.  The report of LaRoche Petroleum Consultants, Ltd. dated February 12, 2019, which contains further discussions of the reserve estimates and evaluations prepared by LaRoche Petroleum Consultants, Ltd. as well as the qualifications of LaRoche Petroleum Consultants, Ltd.’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of reserves at December 31, 2018 were based on studies performed by the engineering department of Abraxas which is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering manages this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and is a Registered Professional Engineer in the State of Texas; he has 40 years of experience in reserve evaluations. The operations department of Abraxas assisted in the process. Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, including oil and gas prices, production costs, future capital expenditures and Abraxas’ net ownership percentages, were obtained from other departments within Abraxas.

Oil and gas reserves and the estimates of the present value of future net revenues therefrom were determined based on prices and costs as prescribed by SEC and Financial Accounting Standards Board, or FASB, guidelines. Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations or de-escalations except by contractual arrangements. For the year ended December 31, 2018, commodity prices over the prior 12-month period and year end costs were used in estimating future net cash flows.

The following table sets forth certain information regarding estimates of our oil and gas reserves as of December 31, 2018. All of our reserves are located in the United States.

Summary of Oil, NGL and Gas Reserves
As of December 31, 2018
Reserve Category	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Oil equivalents (MBoe)
Proved
Developed	13,586	3,804	43,271	24,602
Undeveloped	28,651	6,230	46,473	42,626
Total Proved	42,237	10,034	89,744	67,228

Our estimates of proved developed reserves, proved undeveloped reserves, and total proved reserves at December 31, 2016, 2017, and 2018, and changes in proved reserves during the last three years are presented in the Supplemental Oil and Gas Disclosures under Item 8 of this report.  Also presented in the Supplemental Information are our estimates of future net cash flows and discounted future net cash flows from proved reserves.

We have not filed information with a federal authority or agency with respect to our estimated total proved reserves at December 31, 2018. We report gross proved reserves of operated properties in the United States to the U.S. Department of Energy on an annual basis; these reported reserves are derived from the same data used to estimate and report proved reserves in this report.

The process of estimating oil and gas reserves is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data.  Accordingly, these estimates are imprecise.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated.  Any significant variance could materially affect the estimated quantities and present value of our reserves set forth or incorporated by reference in this report.  We may also adjust estimates of reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. In particular, estimates of oil and gas reserves, future net revenue from reserves and the PV-10 thereof for the oil and gas properties described in this report are based on the assumption that future oil and gas prices remain the same as oil and gas prices utilized in the December 31, 2018 report. The average realized sales prices used for purposes of such estimates were $59.65 per Bbl of oil and $1.76 per Mcf of gas. It is also assumed that we will make future capital expenditures of approximately $547.2 million in the aggregate primarily in the years 2019 through 2023, which are necessary to develop and realize the value of proved reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

You should not assume that the present value of future net revenues referred to in this report is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are calculated using the average first-day-of-the-month price over the prior 12-month period.  Costs used in the estimated discounted future net cash flows are costs as of the end of the period. Because we use the full cost method to account for our oil and gas operations, we are susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. This is known as a “ceiling limitation write-down.” This charge does not impact cash flows from operating activities but does reduce our stockholders’ equity and reported earnings. We have experienced ceiling limitation write-downs in the past and we cannot assure you that we will not experience additional ceiling limitation write-downs in the future. As of December 31, 2018 and 2017, the Company’s net capitalized costs of oil and gas properties did not exceed the present value of our estimated proved reserves. During 2016, we recorded a proved property impairment of $67.6 million. If commodity prices decrease, we could be required to further write down the carrying value of our reserves during 2019 which would also reduce our net income.

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

Proved Undeveloped Reserves

Changes in PUDs. Significant changes to PUDs that occurred during 2018 are summarized in the table below. Revisions of prior estimates reflect the addition of new PUDs associated with current development plans, revisions to prior PUDs, revisions to infill drilling development plans, as well as the transfer of PUDs to unproved reserve categories due to changes in development plans during the year. Our year-end development plans are consistent with SEC guidelines for PUDs development within five years unless specific circumstances warrant a longer development time horizon. There were no PUDs as of December 31, 2016, 2017 and 2018 as set forth in this report that are not planned to be developed within five years.

The following is a summary of the changes to the Company's proved undeveloped reserves that occurred during 2018:

MBoe
PUDs at December 31, 2017	43,631
Revisions of prior estimates	3,040
Extensions, discoveries , and other additions	13,303
Conversion to developed	(5,811)
Conversion to probable	(8,078)
Sales	(3,459)
PUDs at December 31, 2018	42,626

We spent approximately $56.3 million converting proved undeveloped reserves to proved developed reserves in 2018.  The following is a summary of the changes to the Company’s proved undeveloped reserves that occurred during 2018.

Revisions of prior estimates:

An increase of 3,040 MBoe of net reserves was attributed to increased economic life calculations at the higher commodity pricing experienced during 2018.

Extensions, discoveries and other additions:

The Company added sixteen new proved undeveloped Wolfcamp A locations, and three 3rd Bone Spring locations in Ward County, Texas, accounting for 8,530 MBoe of net reserves.  These locations are direct offsets to either successful Abraxas producing wells or those operated by others. The Company added two new proved undeveloped Middle Bakken locations, and one Three Forks location in McKenzie County, North Dakota, accounting for 1,692 MBoe of net reserves.  These locations are direct offsets to either successful Abraxas producing well or those operated by others.  The Company purchased two proved undeveloped non-operated locations in Ward County, Texas during 2018 accounting for 411 MBoe of net reserves. The Company also converted five probable undeveloped Wolfcamp A locations, and one Wolfcamp B locations in Ward County, Texas, to proved undeveloped reserves during 2018 accounting for 2,670 MBoe of net reserves.

Conversion to developed:

The Company converted four proved undeveloped Wolfcamp A locations in Ward County, Texas, to proved developed reserves during 2018 accounting for 917 MBoe of net reserves.  The Company converted thirteen proved undeveloped Bakken and Three Forks locations in McKenzie County, North Dakota, to proved developed reserves during 2018 accounting for 4,452 MBoe of net reserves. There was also one proved undeveloped Bakken location in McKenzie County, North Dakota, converted to proved non-producing reserves during 2018 accounting for 415 MBoe of net reserves.  Also, there were nine non-operated proved undeveloped Bakken and Three Forks locations in McKenzie County, North Dakota, converted to proved developed producing reserves during 2018 accounting for 24 MBoe of net reserves.  There was also one non-operated proved undeveloped Bakken location in McKenzie County, North Dakota, converted to proved non-producing reserves during 2018 accounting for 3 MBoe of net reserves.

Conversion to probable:

The Company converted twenty-two proved undeveloped Three Forks 2nd Bench locations in McKenzie County, North Dakota, to probable undeveloped reserves during 2018 accounting for 6,885 MBoe of net reserves.  There was also one proved undeveloped Rockies location in Billings County, North Dakota, converted to probable undeveloped reserves during 2018 accounting for 136 MBoe of net reserves.  Also, there were twelve non-operated proved undeveloped Bakken and Three Forks locations in McKenzie County, North Dakota, converted to probable undeveloped reserves during 2018 accounting for 1,052 MBoe of net reserves.   There was one non-operated proved undeveloped Rockies location in Billings County, North Dakota, converted to probable undeveloped reserves during 2018 accounting for 5 MBoe of net reserves.  All of these locations are no longer included in the Company’s five-year development schedule.

Sold:

The Company sold two properties in Ward County, Texas that included 3,459 MBoe of net proved undeveloped Montoya reserves.

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

The following table provides a reconciliation of the standardized measure of discounted future net cash flows to PV-10 at December 31, 2017 and 2018:

	December 31,
	2017	2018
	(In thousands)
Standardized measure of discounted future net cash flows	$405,741	$651,884
Present value of future income taxes discounted at 10%	21,700	37,413
PV-10	$427,441	$689,297

Oil and Gas Production, Sales Prices and Production Costs

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three years ended December 31, by our major operating regions:

	2016	2017	2018
Oil Production (Bbl)
Permian	85,966	358,158	843,235
Rocky Mountain	1,102,852	1,094,170	1,343,666
South Texas	183,543	121,195	120,987
Total	1,372,361	1,573,523	2,307,888
Gas Production (Mcf)
Permian	742,280	1,476,021	1,948,092
Rocky Mountain	1,756,462	1,910,876	2,122,215
South Texas	660,978	502,276	516,493
Total	3,159,720	3,889,173	4,586,800
NGL Production (Bbl)
Permian	52,294	106,521	159,756
Rocky Mountain	300,669	364,202	342,482
South Texas	10,376	5,221	5,855
Total	363,339	475,944	508,093

Total Production (Boe) (1)	2,262,320	2,697,664	3,580,450

Average sales price per Bbl of oil (2)
Permian	$41.30	$49.48	$55.95
Rocky Mountain	$36.31	$45.40	$57.80
South Texas	$40.13	$51.09	$66.66
Composite	$37.14	$46.76	$57.59
Average sales price per Mcf of gas
Permian	$2.25	$2.05	$1.38
Rocky Mountain	$0.61	$1.41	$1.84
South Texas	$1.87	$2.34	$2.41
Composite	$1.26	$1.77	$1.71
Average sales price per Bbl of NGL
Permian	$12.70	$17.28	$18.05
Rocky Mountain	$2.64	$10.36	$15.34
South Texas	$8.94	$17.78	$23.15
Composite	$4.27	$11.99	$16.28
Average sales price per Boe (2)	$24.97	$31.95	$41.62
Average cost of production per Boe produced (3)
Permian	$13.97	$5.87	$6.59
Rocky Mountain	$3.68	$4.20	$6.13
South Texas	$16.54	$15.46	$15.79
Composite	$6.60	$5.51	$6.87

(1)	Oil and gas were combined by converting gas to Boe on the basis of 6 Mcf of gas to 1 Bbl of oil.
(2)	Before the impact of hedging activities.
(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Within the above major operating regions, the Rocky Mountain and the Permian/Delaware regions represented more than 15% of our proved reserves as of December 31, 2018. The following is a summary, by product sold, for each primary field in these regions, which represented 15% or more of our total proved reserves as of December 31, 2018, for the three years ended December 31:

	2016	2017	2018
Rocky Mountain Region
Oil production (Bbls)
Bakken/Three Forks	997,641	990,959	1,213,782
Gas Production (Mcf)
Bakken/Three Forks	1,437,965	1,674,870	1,932,330
NGL production (Bbls)
Bakken/Three Forks	286,232	357,850	341,191
Average sales price per Bbl of oil (1)
Bakken/Three Forks	$36.38	$45.38	$57.77
Average sales price of per Mcf of gas
Bakken/Three Forks	$0.40	$1.30	$1.76
Average sales price per Bbl of NGL
Bakken/Three Forks	$2.00	$10.12	$15.36
Average cost of production per Boe produced (2)	$2.40	$3.15	$4.88

Permian Region
Oil production (Bbls)	21,976	298,287	756,643
Wolfcamp
Gas Production (Mcf)	13,002	238,711	640,273
Wolfcamp
NGL production (Bbls)	2,918	44,159	100,141
Wolfcamp
Average sales price per Bbl of oil (1)	$49.75	$49.91	$55.79
Wolfcamp
Average sales price of per Mcf of gas	$3.57	$2.04	$1.31
Wolfcamp
Average sales price per Bbl of NGL	$19.32	$18.16	$18.34
Wolfcamp
Average cost of production per Boe produced (2)	$2.47	$1.58	$5.34

(1)	Before the impact of hedging activities.
(2)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Drilling Activities

The following table sets forth our gross and net interests in exploratory and development wells drilled during the three years ended December 31:

	2016		2017		2018
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive
Permian/Delaware	1.0	1.0	-	-	-	-
Rocky Mountain	-	-	-	-	-	-
South Texas	1.0	1.0	1.0	1.0	-	-
Total	2.0	2.0	1.0	1.0	-	-

Development
Productive
Permian/Delaware	-	-	7.0	6.5	11.0	7.4
Rocky Mountain	6.0	4.7	14.0	5.1	36.0	6.4
South Texas	-	-	-	-	-	-
Total	6.0	4.7	21.0	11.6	47.0	13.8

In addition to the above drilling activity, as of December 31, 2018 we had 8.00 gross (4.2 net) operated wells and 2.0 gross (0.6 net) non-operated wells that were drilled and uncompleted that are not represented in the above table.

Present Activities

Williston Basin, North Dakota

Western North Dakota has experienced one of the coldest winters on record. Abraxas has experienced several days when all surface work was shut down due to temperatures and wind chill that put personnel safety and equipment reliability in jeopardy.  Our Ravin NE Pad is still under production restriction due to a natural gas pipeline installation delay requiring the flaring of all gas production from this pad. The pipeline is scheduled to be in service within the next two weeks at which point we are expecting normal production operations to be resumed. The Abraxas Raven Rig#1 is scheduled to be started up within the next several months to begin drilling operations on the six well Jore Extension Pad.

Delaware Basin, West Texas

In the Delaware Basin of West Texas, the Company has successfully drilled, completed and started flowback on the two well Creosote Pad in Ward County, where Abraxas now owns an approximate 95% working interest. The Wolfcamp A-1 and A-2 were targeted with a 26 stage fracture treatment (frac) in 5,000’ laterals. The one well Hackberry pad has been successfully drilled and a 26 stage fracture treatment in the Wolfcamp A-1 is scheduled to start next Monday. Abraxas owns an approximate 75% working interest in this 5,000’ lateral well located in Winkler County. The Company is currently drilling a two well pad, Woodberry, in which we own a 100% working interest. The Woodberry Pad adjoins our Caprito block in Ward County.

Office Facilities

Our executive and administrative offices are located at 18803 Meisner Drive, San Antonio, Texas 78258, and consist of approximately 21,000 square feet. We own the building which is subject to a real estate lien note.

Other Properties

We own 15.3 acres of land in Atascosa County, Texas, 1.5 acres of land and an office building in Ward County, Texas and an office building and lot in Niobrara County, Wyoming,  50 acres of land in DeWitt County, Texas and 582 acres of land, with shop and office, in McKenzie County, North Dakota.We own 23 vehicles which are used in the field by employees. We also own a workover rig, which is used for servicing our wells. Raven Drilling owns a 2000 HP drilling rig, primarily used for drilling wells in the Williston Basin. In North Dakota, we own three houses and a man-camp to house rig crews.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2018, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol "AXAS." The following table sets forth certain information as to the high and low sales price quoted for our common stock.

		High	Low
Period
2017
	First Quarter	$2.99	$1.52
	Second Quarter	2.34	1.45
	Third Quarter	2.10	1.51
	Fourth Quarter	2.55	1.85

2018	First Quarter	$2.75	$2.03
	Second Quarter	3.27	2.11
	Third Quarter	3.23	2.05
	Fourth Quarter	2.45	0.90

2019	Through March 8, 2019	$1.46	$1.01

Holders

 As of March 8, 2019, we had 166,934,860 shares of common stock outstanding and approximately 908 stockholders of record.

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

Using these criteria, in 2018 the following were the comparable companies utilized in the graph below: Approach Resources, Inc. (AREX), Contango Oil & Gas Company (MCF), Earthstone Energy, Inc. (ESTE), Ring Energy, Inc. (REI) and Rosehill Resources Inc. (ROSE). Halcon Resources Corporation (HK) and Lillis Energy Inc. (LLEX) were added to the list in 2018 based upon the criteria originally utilized by L&A. Gastar Exploration Inc. (GST) and Lonestar Resources US Inc. (LONE) were removed from the list as they were no longer comparable companies due to market capitalization or lack of operational similarities

All of these cumulative total returns are computed assuming the value of the investment in our common stock and each index as $100.00 on December 31, 2013, and the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. The years compared are 2014, 2015, 2016, 2017 and 2018.

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
AXAS
S&P 500
Small Cap Index - New Peer Group
Small Cap Index - Old Peer Group

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Small Cap Index - New Peer Group	$100.00	$46.56	$7.37	$3.26	$2.91	$0.92
Small Cap Index - Old Peer Group	$100.00	$46.18	$26.02	$35.27	$28.57	$16.73
S&P 500	$100.00	$111.39	$110.58	$121.13	$144.65	$135.63
AXAS	$100.00	$90.16	$32.51	$78.81	$75.44	$33.43

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

Item 6. Selected Financial Data

The following selected financial data is derived from our Consolidated Financial Statements as of and for the years ended December 31, 2014 through 2018. The data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and other financial information included herein. See “Financial Statements and Supplementary Data” in Item 8.

	Year Ended December 31,
	2014		2015		2016		2017	2018
	(In thousands, except per share data)
Total revenue - continuing operations	$133,776		$67,030		$56,555		$86,264	$149,167
Net income (loss)	$63,269		$(127,110)		$(96,378)		$16,006	$57,821
Net income (loss) from continuing operations	$61,951		$(127,090	) (2)	$(96,378	) (3)	$16,006	$57,821
Net income (loss) from discontinued operations - net of tax	$1,318	(1)	$(20)		$-		$-	$-
Net income (loss) per common share - diluted - continuing operations	$0.61		$(1.21)		$(0.79)		$0.10	$0.34
Weighted average shares outstanding - Diluted	101,468		104,605		122,132		162,844	167,689
Total assets	$374,899		$267,872		$161,648		$273,806	$425,890
Long-term debt, excluding current maturities	$76,554		$138,402		$96,616		$87,354	$183,091
Total stockholders' equity	$207,495		$84,465		$18,505		$106,308	$166,510

___________________________

(1)	Includes a gain of $1.9 million on the sale of our Canadian subsidiary.
(2)	Includes proved property impairment of $128.6 million.
(3)	Includes proved property impairment of $67.6 million.

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

Oil and gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL, and gas prices in the future.  The market price of oil and condensate, NGL and gas in 2019 will impact the amount of cash generated from operating activities, which will in turn impact our financial position. As of March 8, 2019, the NYMEX oil and gas price was $56.07 per Bbl of oil and $2.87 per Mcf of gas, respectively.

During 2018, the NYMEX future price for oil averaged $64.98 per barrel as compared to $50.85 per barrel in 2017 and the NYMEX future spot price for gas averaged $3.07 per Mcf compared to $3.14 per Mcf in 2017. Prices closed on December 31, 2018 at $45.41 per Bbl of oil and $2.94 per Mcf of gas.  If commodity prices decline from these levels, our revenue and cash flows from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flows from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income. Finally, low commodity prices will likely cause a reduction of the borrowing base under our credit facility. The borrowing base under our credit facility is scheduled to be redetermined on March 28, 2019.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the years ended December 31, 2016, 2017 and 2018:

	Oil			Gas
	2016	2017	2018	2016	2017	2018
Average realized price	$37.14	$46.76	$57.59	$1.26	$1.77	$1.71
Average NYMEX price	$43.47	$50.85	$64.98	$2.55	$3.14	$3.07
Differential	$(6.33)	$(4.09)	$(7.39)	$(1.29)	$(1.37)	$(1.36)

_______________________

(1)	Average realized prices are before the impact of hedging activities.

The Company’s derivative contracts as of December 31, 2018 consisted of NYMEX-based fixed price swaps and basis differential swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party.

Our hedging arrangements equate to approximately 51% of the oil production of our estimated net proved developed producing reserves (as of December 31, 2018) through December 31, 2019, 62% for 2020 and  66% for 2021. Subsequent to December 31, 2018, in connection with the redetermination of our credit facility, we have entered into additional fixed price commodity swaps. Taking these additional contracts into consideration, we have entered into fixed price commodity swap arrangements on approximately 61% of the oil production of our estimated net proved developed producing reserves (as of December 31, 2018) through December 31, 2019, 80%  for 2020 and 75% for 2021. By removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flows from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flows on the portion of the production that has been hedged.  We have in the past and will in the future sustain losses on both open and settled derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts. In 2016, we incurred a loss of $18.0 million, consisting of a gain of $1.8 million on closed contracts and a loss of $19.8 million related to open contracts.  In 2017, we incurred a loss of $1.8 million, consisting of a gain of $2.5 million on closed contracts and a loss of $4.3 million related to open contracts.   In 2018, we recorded a gain of $8.1 million, consisting of a loss of $19.0 million on closed contracts and a gain of $27.1 million related to open contracts. We have not designated any of these derivative contracts as a hedge as permitted by applicable accounting rules if certain conditions are met.

The following table sets forth our derivative contracts at December 31, 2018:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
January - December 2019	2,941	$56.20
January - December 2020	2,204	$54.35
January - December 2021	1,815	$60.32

Basis Swaps
January - December 2019	4,000	$2.98
January - December 2020	4,000	$2.98

At December 31, 2018, the aggregate fair market value of our commodity derivative contracts was an asset of approximately $15.1  million.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.   Based on the reserve information set forth in our reserve report as of December 31, 2018, our average annual estimated decline rate for our net proved developed producing reserves is 35%; 19%; 14%; 11% and 9% in 2019, 2020, 2021, 2022 and 2023, respectively, 11% in the following five years, and approximately 8% thereafter.   These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects.

In addition to our ability to successfully drill wells, we must also  market our production which depends substantially on the availability, proximity and capacity of gathering systems, pipelines and processing facilities, which are also known as midstream facilities, owned and operated by third parties. If adequate midstream facilities and services are not available to us on a timely basis and at acceptable costs, our production and results of operations could be adversely affected. Both of our principal areas of operation (the Bakken and Permian Basin) have experienced substantial development in recent years, and this has made it more difficult for providers of midstream infrastructure and services to keep pace with the corresponding increases in field-wide production. The ultimate timing and availability of adequate infrastructure is not within our control and we could experience capacity constraints for extended periods of time that would negatively impact our ability to meet our production targets. Weather, regulatory developments and other factors also affect the adequacy of midstream infrastructure.

We had capital expenditures during 2018 of approximately $174.0 million. We have a capital expenditure budget for 2019 of approximately $94.5 million. Approximately $46.2 million of the 2019 budget is allocated to continue development of our Permian and Delaware Basin assets and $38.3 million for the continued development of our Bakken/Three forks play in North Dakota. The remaining amount is allocated to acquisitions, facilities and other. The 2019 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources including under our credit facility, the results of our exploitation efforts, our financial results and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the years ended December 31, 2016, 2017 and 2018:

	2016	2017	2018
Total Production (Mboe)	2,262	2,698	3,580
Average daily production (Boepd)	6,181	7,391	9,809
% Oil	61%	58%	64%

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flows from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, monetizing of derivative instruments, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  As of December 31, 2018, we had approximately $20.0 million of availability under our credit facility. As of March 8, 2019, we had approximately $20.0 million available under our credit facility. The availability under our credit facility is subject to a borrowing base determined by our lenders. This borrowing base is subject to semi-annual redeterminations. The next redetermination becomes effective on March 28, 2019.

Borrowings and Interest.  At December 31, 2018, we had a total of $180.0 million outstanding under our credit facility and total indebtedness of $183.4 million (including the current portion). As of March 8, 2019, we had a total of $180.0 million outstanding under our credit facility and total indebtedness of $183.3 million (including the current portion). If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

Exploration and Development Activity. We believe that our asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2018, we operated properties comprising approximately 96% of the Boe's of our estimated net proved reserves, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. Over the five years ended December 31, 2018, we drilled or participated in 122 gross (60.4 net) wells of which 98% were commercially productive.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flows from operations and the amount that we are able to borrow under our credit facility may also decline. In addition, approximately 63% of our estimated proved reserves on a Boe basis at December 31, 2018 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Results of Operations

Selected Operating Data. The following table sets forth operating data for the periods presented.

	Year Ended December 31,
	(in thousands, except per unit data)
	2016	2017	2018
Operating revenue (1):
Oil sales	$50,965	$73,584	$132,904
Gas sales	3,978	6,898	7,854
NGL sales	1,550	5,707	8,272
Other income	62	75	137
Total revenues	$56,555	$86,264	$149,167
Operating (loss) income	$(73,878)	$20,886	$57,528
Oil sales (MBbls)	1,372	1,574	2,308
Gas sales (MMcf)	3,160	3,889	4,587
NGL sales (MBbls)	363	476	508
Oil equivalents (MBoe)	2,262	2,698	3,580
Average oil sales price (per Bbl)(1)	$37.14	$46.76	$57.59
Average gas sales price (per Mcf)	$1.26	$1.77	$1.71
Average NGL price (per Bbl)	$4.27	$11.99	$16.28
Average oil equivalent sales price (per Boe)	$24.97	$31.95	$41.62

___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

Revenue. During the year ended December 31, 2018, revenue increased to $149.2 million from $86.3 million in 2017. The increase in revenue was primarily due to higher oil and NGL prices in 2018 as well as higher sales volumes in 2018 for all products as compared to 2017.  Higher commodity prices added $26.9 million to revenue, while higher sales volumes contributed $36.0 million to revenue in 2018. During 2018 we experienced an increase in the average realized oil price of approximately 23% from 2017 levels. Average realized gas prices decreased by approximately 3% and average realized NGL prices increased by approximately 36% from 2017 levels. Gas and NGL sales were negatively impacted by pipeline constraints in the Permian and Rocky Mountain regions during 2018.

Oil sales volumes increased to 2,308 MBbls for the year ended December 31, 2018 from 1,574 MBbls for the same period of 2017. The increase in oil sales volumes was due to new production brought on line offset by natural field declines and sales of non-core properties. New production brought on line added 665 MBoe to sales in 2018. Gas sales volumes increased to 4,587 MMcf for the year ended December 31, 2018 from 3,889 MMcf for the year ended December 31, 2017. The increase in gas sales volumes was primarily due to new wells brought on line as well as the acquisition of additional interests in existing wells.  New wells brought onto production contributed 574 MMcf to production for the year ended December 31, 2018. NGL sales increased to 508 MBbls for the year ended December 31, 2018 from 476 MBbls for the same period of 2017. The increase in NGL sales was primarily due to increased gas production from fields in West Texas and North Dakota that have a higher NGL content than our historical gas production.

Lease Operating Expenses (“LOE”). LOE for the year ended December 31, 2018 increased to $24.3 million from $15.2 million in 2017.  The increase in LOE was primarily due to higher cost of services and new wells brought onto production during 2018 as well as higher cost incurred shutting in wells for frac protect and repairing wells damaged by frac hits from offset wells. LOE per Boe for the year ended December 31, 2018 was $6.79 compared to $5.63 for the same period of 2017. The increase in LOE per Boe was attributable to higher costs which were somewhat offset by higher sales volumes in 2018 as compared to 2017.

Production and Ad Valorem Taxes.  Production and ad valorem taxes for the year ended December 31, 2018 increased to $12.0 million from $7.2 million in 2017. The increase was primarily due to higher realized prices and sales volumes in 2018 as compared to 2017. Production and ad valorem taxes as a percentage of oil and gas revenue remained constant at 8% in 2018 and 2017.

General and Administrative (“G&A”) Expense.  G&A expense, excluding stock-based compensation, decreased to $9.7 million for the year ended December 31, 2018 from $13.0 million in 2017. The decrease in 2018 was primarily due to incentive bonuses accrued in 2017 as well as a one-time discretionary bonus paid in 2017. G&A expense per Boe was $2.70 for the year ended December 31, 2018 compared to $4.83 for the same period of 2017. The decrease in per Boe was the result of the decrease in G&A expenses as well as the increase in production in 2018 as compared to 2017.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period. In addition to options, restricted shares of common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. Stock-based compensation decreased to $2.4 million for the year ended December 31, 2018 compared to $3.2 million for the same period of 2017. The decrease was primarily due stock based compensation relating to stock options being fully amortized prior to 2018.

Depreciation, Depletion, and Amortization (“DD&A”) Expenses. DD&A expense excluding accretion, increased to $42.8 million for the year ended December 31, 2018 from $26.2 million in 2017.  DD&A expense increased primarily due to higher future development costs included in the December 31, 2018 reserve report, based on current development program, as well as higher production volumes in 2018 as compared to 2017. DD&A per Boe for 2018 was $11.94 compared to $9.72 in 2017. The increase in DD&A expense per Boe was primarily due to a higher full cost pool as well as higher future development costs in 2018 as compared to 2017 and higher capital cost in relation to reserve additions.

Interest Expense. Interest expense increased to $7.1 million in 2018 from $2.5 million for 2017. The increase was primarily due to higher debt levels in 2018 as compared to 2017, as well as higher interest rates in 2018 as compared to 2017. In 2018 the interest rate on our credit facility averaged 5.4% as compared to 4.1% in 2017.

Income Taxes.  Due to loss carry forwards, we did not recognize any income tax expense for the years ended December 31, 2018 and 2017.

(Gain) loss on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and by periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts as prescribed by Accounting Standards Codification 815, Derivatives and Hedging "ASC 815"; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of fixed price swaps and basis differential swaps in 2018 and fixed price swaps and basis differential swaps and collar contracts in 2017. The net estimated value of our commodity derivative contracts was an asset of approximately $15.1 million as of December 31, 2018. When our derivative contract prices are higher than prevailing market prices, we recognize gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the year-ended December 31, 2018, we recognized a gain of $8.1 million, consisting of a loss of $19.0 million on closed contracts and a gain of $27.1 million on the mark to market valuation on open contracts. For the year ended December 31, 2017, we incurred a loss on our derivative contracts of approximately $1.8 million, consisting of a gain of $2.5 million on closed contracts and a loss of $4.3 million on the mark to market valuation of open contracts.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties.  Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flows from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of December 31, 2018 and 2017, the net capitalized cost of our oil and gas properties did not exceed the future net revenues from our estimated proved reserves. The year-end amounts were calculated in accordance with SEC rules utilizing the twelve month first-day-of-the-month average oil and gas prices for the year ended 2018 which were $59.65 per Bbl of oil and $1.76 per Mcf for gas as adjusted to reflect the expected realized prices for our oil and gas reserves. The twelve month first-day-of-the-month average oil and gas prices for the year ended 2017 were $46.83 per Bbl for oil and $1.79 per Mcf for gas as adjusted to reflect the expected realized prices for our oil and gas reserves.

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

Revenue. During the year ended December 31, 2017, revenue increased to $86.3 million from $56.6 million in 2016. The increase in revenue was primarily due to higher commodity prices in 2017 as well as higher sales volumes in 2017 as compared to 2016. Higher commodity prices added $20.8 million to revenue, while higher sales volumes contributed $8.9 million to revenue in 2017. During 2017 we experienced an increase in the average realized oil price of approximately 26% from 2016 levels. Average realized gas prices increased by approximately 41% and average realized NGL prices increased by approximately 181% from 2016 levels.

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

Depreciation, Depletion, and Amortization (“DD&A”) Expenses. DD&A expense, excluding accretion, increased to $26.2 million for the year ended December 31, 2017 from $24.4 million in 2016.  DD&A expense increased primarily due to higher future development costs included in the December 31, 2017 reserve report as well as higher production volumes in 2017 as compared to 2016. DD&A per Boe for 2017 was $9.72 compared to $10.80 in 2016. The decrease in DD&A expense per Boe was primarily due to a higher reserve volumes in 2017 as compared to 2016.

Interest Expense. Interest expense decreased to $2.5 million in 2017 from $3.8 million for 2016. The decrease was primarily due to lower debt levels in 2017 as compared to 2016, partially offset by higher interest rates in 2017 as compared to 2016.

Income Taxes.  Due to losses incurred and loss carry forwards, we did not recognize any income tax expense for the years ended December 31, 2017 and 2016.

(Gain) loss on Derivative Contracts. Our derivative contracts consisted of fixed price swaps, basis differential swaps and collar contracts in 2017 and 2016. The net estimated value of our commodity derivative contracts was a liability of approximately $13.2 million as of December 31, 2017. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the year ended December 31, 2017, we incurred a loss on our derivative contracts of approximately $1.8 million, consisting of a gain of $2.5 million on closed contracts and a loss of $4.3 million on the mark to market valuation of open contracts. For the year-ended December 31, 2016, we incurred a loss of $18.0 million, consisting of a gain of $1.8 million on closed contracts and a loss of $19.8 million related to open contracts.

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

The amount of capital expenditures we are able to make has a direct impact on our ability to increase cash flow from operations and, thereby, will directly affect our ability to service our debt obligations and to grow the business through the development of existing properties and the acquisition of new properties. In addition  In January 2019, we announced that we had engaged Petrie Partners to assist us in identifying and assessing our options for our Bakken properties. We are still early in this process and do not know the ultimate outcome. In the event that this process were to result in the sale of our Bakken properties, we believe that the proceeds would be used to significantly pay down or fully retire our debt, support our Raven No. 1 rig in the Delaware Basin until it achieves free cash flow and possibly buy back stock. We feel that the cash flow from these sources will be adequate to fund our operations into the future, long and short term.

Our principal sources of capital are cash flows from operations, borrowings under our credit facility, proceeds from the sale of properties, and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financings on terms acceptable to us, if at all. We believe that our cash flow from these sources going forward, will be adequate to fund our operations

Operating Cash Flow. Our operating cash flow is sensitive to many variables, the most volatile of which is the prices of the oil, gas and NGL we produce and sell. Our consolidated cash flow from operations increased in 2018, primarily due to increased oil and NGL prices and increased sales volumes for all products during the year ended December 31, 2018 as compared to 2017. We expect cash flows from operations to continue to be a primary source of liquidity in 2019.

Commodity Prices. Prices are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors, which are difficult to predict, create volatility in prices and are beyond our control.  We have entered into NYMEX-based fixed price commodity swap arrangements on approximately 51% of the oil production of our estimated net proved developed producing reserves (as of December 31, 2018) through December 31, 2019, 62% for 2020 and 66% for 2021. Subsequent to December 31, 2018, in connection with the redetermination of our credit facility, we have entered into additional fixed price commodity swaps. Taking these additional contracts into consideration, we have entered into fixed price commodity swap arrangements on approximately 61% of the oil production of our estimated net proved developed producing reserves (as of December 31, 2018) through December 31, 2019, 80%  for 2020 and 75% for 2021.

The material terms of our derivative financial instruments as of December 31, 2018 are presented in Note 11 in “Item 8. Financial Statements and Supplementary Data” of this report.

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

Working Capital (Deficit). At December 31, 2018, our current liabilities of $64.4 million exceeded our current assets of $50.7 million resulting in a working capital deficit of $13.7 million. This compares to a working capital deficit of $34.4 million at December 31, 2017. Current assets at December 31, 2018 primarily consisted of cash of $0.9 million, accounts receivable of $39.6 million, current amount of our derivative asset of $9.6 million and other current assets of $0.6 million.  Current liabilities at December 31, 2018 primarily consisted of trade payables of $39.6 million, revenues due third parties of $23.1 million, current maturities of long-term debt of $0.3 million, the current amount of our derivative liability of $0.6 million and accrued expenses of $0.8 million. The working capital deficit is expected to be funded by cash flows from operations and borrowings under our credit facility.

Capital Expenditures. Capital expenditures in 2016, 2017 and 2018 were $31.7 million, $135.1 million, and $174.0 million, respectively. Expenditures in 2017 included non-cash expenditures of $26.8 million, (which consisted of 2.0 million shares of our common stock issued in connection with an acquisition in August 2017, all of our interest in the surface estate of Coyanosa Draw Ranch and one-half of the mineral interests under the Coyanosa Draw Ranch). The table below sets forth the components of these capital expenditures:

	Years Ended December 31,
	2016	2017	2018
	(in thousands)
Expenditure category:
Exploration/Development	$30,787	$102,987	$131,271
Acquisitions	-	31,409	41,465
Facilities and other	876	682	1,230
	$31,663	$135,078	$173,966

During 2016 capital expenditures were primarily for exploration and for the development of our existing properties. During 2017 and 2018, capital expenditures were for the exploration and development of our existing properties and acquisition of additional leasehold. Expenditures in 2017 included non-cash expenditures of $26.8 million, (which consisted of 2.0 million shares of our common stock issued in connection with an acquisition in August 2017, all of our interest in the surface estate of Coyanosa Draw Ranch and one-half of the mineral interests under the Coyanosa Draw Ranch). We anticipate making capital expenditures in 2019 of approximately $94.5 million, of which approximately $46.2 million is allocated to acquiring additional acreage and developing our Bone Spring/Wolfcamp acres in the  Permian/Delaware Basin. The 2019 budget also allocates approximately $38.3 million for developing our Williston Basin/Bakken/Three Forks play in North Dakota, with the remaining amount allocated to acquisitions, facilities and general corporate purposes. The 2019 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, our financial results and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise.  Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows from operations will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources and Uses of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Years Ended December 31,
	2016	2017	2018
	(in thousands)
Net cash provided by operating activities	$26,872	$38,123	$80,000
Net cash used in investing activities	(14,071)	(91,053)	(176,204)
Net cash (used in) provided by financing activities	(16,341)	54,548	95,453
	$(3,540)	$1,618	$(751)

Operating activities for the year ended December 31, 2018 provided $80.0 million in cash, primarily due to higher net income due to higher oil and NGL prices and higher sales volumes for all products. Investing activities used $176.2 million in 2018 primarily for the development of our existing properties and leasehold acquisitions. Cash expenditures for the year ended December 31, 2018 included a decrease  in the accounts payable balance related to capital expenditures of $6.0 million, and a decrease in our asset retirement obligation liability of $1.8 million, resulting in actual capital expenditures, net of dispositions, incurred during the period of $168.4  million. Financing activities provided $95.4 million primarily from net borrowings under our credit facility.

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

Future Capital Resources. Our principal sources of capital going forward, for 2019 and beyond, are cash flows from operations, borrowings under our credit facility, proceeds from the sale of properties, monetizing of derivative instruments and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete financing on terms acceptable to us, if at all.

Cash from operating activities is dependent upon commodity prices and production volumes.  A decrease in commodity prices from current levels would likely reduce our cash flows from operations.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be found.  If our proved reserves decline in the future, our production will also decline and, consequently, our cash flows from operations and the amount that we are able to borrow under our credit facility will also decline. As of December 31, 2018 we had availability under our credit facility of $20.0 million  The availability under our credit facility is subject to a borrowing base determined by our lenders. This borrowing base is subject to semi-annual redeterminations. The next redetermination becomes effective on March 28, 2019. The risk of not finding commercially productive reservoirs will be compounded by the fact that 63% of our total estimated proved reserves on a Boe basis at December 31, 2018 were classified as undeveloped.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2018:

	Payments due in the twelve month periods ended:
Contractual Obligations (In thousands)	Total	December 31, 2019	December 31, 2020-2021	December 31, 2022-2023	Thereafter
Long-term debt (1)	$183,358	$267	$180,575	$2,516	$-
Interest on long-term debt (2)	26,265	10,960	15,130	175	-
Total	$209,623	$11,227	$195,705	$2,691	$-

___________________________

(1)	These amounts represent the balances outstanding under our credit facility and the real estate lien note. These payments assume that we will not borrow additional funds.
(2)	Interest expense assumes the balances of long-term debt at December 31, and current effective interest rates at that time.

We maintain a reserve for costs associated with the retirement of tangible long-lived assets. At December 31, 2018, our reserve for these obligations totaled $7.5 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At December 31, 2018, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2018, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following:

	2017	2018
	(In thousands)
Senior secured credit facility	$84,000	$180,000
Real estate lien note	3,616	3,358
	87,616	183,358
Less current maturities	(262)	(267)
Total	$87,354	$183,091

Credit Facility

The Company has a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of December 31, 2018, $180.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At December 31, 2018, the Company had a borrowing base of $200.0 million. The borrowing base is determined semi-annually by the lenders based upon the Company's reserve reports, one of which must be prepared by its independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of the Company's proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and the Company is able to request one redetermination during any six-month period between scheduled redeterminations. Outstanding borrowings in excess of the borrowing base must be repaid immediately or the Company must pledge additional oil and gas properties or other assets as collateral. The Company does not currently have any substantial unpledged assets and it may not have the financial resources to make any mandatory principal payments. In addition, a reduction of the borrowing base could also cause the Company to fail to be in compliance with the financial covenants described below. The Company's borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of its then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. The Company's borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below, and (b) at all other times, at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or (ii) if we elect, LIBOR plus, in each case, 2.5%-3.5% depending on the utilization of the borrowing base. At December 31, 2018, the interest rate on the credit facility was approximately 6.0% assuming LIBOR borrowings.

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

At December 31, 2018, we were in compliance with the interest coverage ratio and the total debt to EBITDAX ratio and received a waiver with respect to our non-compliance with the current ratio.  As of December 31, 2018, the interest coverage ratio was 11.94 to 1.00, the total debt to EBITDAX ratio was 2.14 to 1.00, and our current ratio was 0.96 to 1.00. We have received a waiver for the non-compliance with the current ratio which related only to compliance at December 31, 2018.

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

The credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities. As of December 31, 2018, we were in compliance, or have obtained waiver for, all of the terms of our credit facility.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672.  The maturity date of the note is July 20, 2023. As of  December 31, 2017, and 2018, $3.6 million and $3.4 million, respectively, were outstanding on the note.

Net Operating Loss Carryforwards

At December 31, 2018, we had, subject to the limitation discussed below, $245.2 million of pre 2018 NOLs for U.S. tax purposes and a $46.8 million NOL for 2018.  Our pre-2018 NOLs will expire in varying amounts from 2023 through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising after January 1, 2018, can generally be carried forward indefinitely and can offset up to 80% of future taxable income for regular tax purposes, (the alternative minimum tax no longer applies to corporations after January 1, 2018).

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10 “Income Taxes”. Therefore, we have established a valuation allowance of $67.3 million for deferred tax assets at December 31, 2018.

Related Party Transactions

We have adopted a policy that transactions between us and our officers, directors, principal stockholders, or affiliates of any of them, will be on terms no less favorable to us than can be obtained on an arm’s length basis in transactions with third parties and must be approved by our audit committee. There were no related party transactions in 2016, 2017 or 2018.

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

Our proved oil and gas reserves have been estimated by our engineering and operations departments and assisted by an independent petroleum engineering firm, DeGolyer & MacNaughton, as of December 31, 2016, and 2017 and LaRoche Petroleum Consultants as of December 31, 2018.  Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on costs on the date of the estimate and for the years ended December 31, 2016, 2017 and 2018 oil and gas prices were based on the average 12-month first-day-of-the-month pricing.  Actual future prices and costs may be materially higher or lower than the prices and costs used in the estimate.

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

Accounting for Derivatives. Gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  We have elected not to apply hedge accounting to our derivative contracts. As a result, fluctuations in the market value of the derivative contract are recognized in earnings during the current period. Our derivative contracts consisted of fixed price swaps, basis differential swaps and collar contracts in 2017. In 2018 our derivative contracts consisted of fixed price swaps and basis differential swaps. Due to the volatility of oil and gas prices, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2017, and 2018, the net market value of our commodity derivatives was a net liability of $13.2 million and an asset of  $15.1 million, respectively.

New Accounting Standards and Disclosures.

See Note 1, "Organization and Significant Accounting Policies," to our consolidated financial statements in Item 8 of this report for a discussion of new accounting requirements.

In February 2016, the FASB issued new guidance in ASC 842, Leases ("ASC 842"), which will supersede the current guidance in ASC 840, Leases ("ASC 840"). The core principle of the new guidance is that a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for leases currently classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election, by class of underlying asset, not to recognize lease assets and lease liabilities. In January 2018, the FASB issued new guidance in ASC 842 to provide an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840.

In July 2018, the FASB issued new guidance in ASC 842 to provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC 840. An entity that elects this transition method must provide the required ASC 840 disclosures for all periods that continue to be reported in accordance with ASC 840.

The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted. The Company expects to adopt ASU 2016-02 retrospectively in the first quarter of 2019 (that is, the initial period of adoption) through a cumulative-effect adjustment to the opening balance of retained earnings. At transition, the Company plans to apply the package of practical expedients provided in ASC 842 that allow companies, among other things, to not reassess contracts that commenced prior to adoption.

The Company has a team, including third-party consultants, to implement the standard and is implementing a software solution that will be used to track and account for its leases under ASC 842 on an ongoing basis. The primary effect on the Company's consolidated financial statements will be to record a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with terms at commencement that are greater than twelve months. Leases will be classified as either finance or operating, with that classification affecting the pattern of expense recognition in the income statement.

The Company enters into certain lease agreements in support of its operations for assets such as compressors, a drilling rig, employee housing and office equipment. As of December 31, 2018, the Company does not anticipate that the adoption and implementation of ASC 842 will result in material changes in assets and liabilities on the consolidated balance sheet in 2019, and will not result in a material impact to the consolidated statement of operations.

The Company has made certain accounting policy decisions including that it plans to adopt the short-term lease recognition exemption, account for certain asset classes and has established a balance sheet recognition capitalization threshold. The Company also expects for certain lessee asset classes to elect the practical expedient to not separate lease and non-lease components. For these asset classes, the agreements will be accounted for as a single component.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flows from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indices fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2018, a 10% decline in oil and gas prices would have reduced our operating revenue and cash flows by approximately $14.9 million for the year. If commodity prices remain at their current levels the impact on operating revenues and cash flows, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

Derivative Instrument Sensitivity

At December 31, 2018, the aggregate fair market value of our commodity derivative contracts was an asset of  approximately $15.1 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we recognize gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses.

If oil prices decline by $1.00 per Bbl, then the present value of estimated future net revenues from proved reserves of December 31, 2018 would decline by $18.9 million, or 2.8%. If natural gas prices decline by $0.10 per Mcf, then the present value of estimated future net revenues from proved reserves as of December 31, 2018 would decline by $2.3 million, or  0.3%.  However, larger decreases in oil and natural gas prices may have a disproportionate impact on the present value of estimated future net revenues from proved reserves.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of December 31, 2018, we had $180.0 million of outstanding indebtedness under our credit facility with a variable interest rate. At December 31, 2018, the interest rate on the credit facility was approximately 6.0% based on 1-month LIBOR borrowings and level of utilization. An increase in the interest rate of 1% would increase our interest expense by $1.8 million on an annual basis, based on the outstanding balance at December 31, 2018.

Item 8. Financial Statements and Supplementary Data

For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that the disclosure controls and procedures as of December 31, 2018 were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Item10. Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference to that portion of our definitive proxy statement for the 2019 Annual Meeting of Stockholders which appears therein under the caption “Election of Directors – Board of Directors,” “– Code of Ethics,” “– Committees of the Board of Directors.” and Executive Officers.

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

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of Abraxas equity securities to file with the SEC and The NASDAQ initial reports of ownership and reports of changes in ownership of Abraxas common stock.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file.  Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all our directors and executive officers complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act during 2018.

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2019 Annual Meeting of Stockholders which appears therein under the captions “Election of Directors – Committees of the Board of Directors” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2019 Annual Meeting of Stockholders which appears therein under the caption “Securities Holdings of Principal Stockholders, Directors, Nominees and Officers.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2019 Annual Meeting of Stockholders which appears therein under the captions “Certain Relationships and Related Party Transactions” and “Election of Directors – Director Independence.”

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2019 Annual Meeting of Stockholders which appears therein under the caption “Principal Auditor Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.	Consolidated Financial Statements

(a)2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information required is included in the Consolidated Financial Statements or related notes thereto.

(a)3.	Exhibits

The following Exhibits have previously been filed by the Registrant or are included following the Index to Exhibits.

Exhibit

Number Description

3.1	Articles of Incorporation of Abraxas dated August 30, 1990. (Filed as Exhibit 3.1 to our Registration Statement on Form S-4, No. 33-36565. (the “S-4 Registration Statement”)).

3.2	Articles of Amendment to the Articles of Incorporation of Abraxas dated October 22, 1990. (Filed as Exhibit 3.3 to the S-4 Registration Statement).

3.3	Articles of Amendment to the Articles of Incorporation of Abraxas dated December 18, 1990. (Filed as Exhibit 3.4 to the S-4 Registration Statement).

3.4	Articles of Amendment to the Articles of Incorporation of Abraxas dated June 8, 1995. (Filed as Exhibit 3.4 to our Registration Statement on Form S-3, No. 333-00398).

3.5	Articles of Amendment to the Articles of Incorporation of Abraxas dated as of August 12, 2000. (Filed as Exhibit 3.5 to our Annual Report on Form 10-K filed on April 2, 2001).

3.6	Certificate of Correction dated February 24, 2011 (Filed as Exhibit 3.6 to our Annual Report on Form 10-K filed on March 15, 2012).

3.7	Certificate of Withdrawal dated March 16, 2015. (Filed as Exhibit 3.6 to our Current Report on Form 8-K filed March 17, 2015).

3.8	Certificate of Amendment to Articles of Incorporation dated May 9, 2017. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2017).

3.9	Amended and Restated Bylaws of Abraxas. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2018).

4.1	Specimen Common Stock Certificate of Abraxas. (Filed as Exhibit 4.1 to the S-4 Registration Statement).

4.2	Specimen Preferred Stock Certificate of Abraxas. (Filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 31, 1995).

*10.1	Abraxas Petroleum Corporation 401(k) Profit Sharing Plan. (Filed as Exhibit 10.4 to our Registration Statement on Form S-4, No. 333-18673 filed on December 24, 1996).

*10.2	Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.4 to our Annual Report on Form 10-K filed March 14, 2007).

*10.3	Form of Employment Agreement for Executive Officers (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2018).

*10.5	Amended and Restated Abraxas Petroleum Corporation Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Appendix B to our Proxy Statement filed on April 2, 2015).

*10.6

Form of Stock Option Agreement under the Abraxas Petroleum Corporation Amended and Restated 2005 Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed June 6, 2005).

*10.7	Abraxas Petroleum Corporation Senior Management Incentive Bonus Plan 2006. (Filed as Exhibit 10.17 to our Annual Report on Form 10-K filed March 23, 2006).

*10.8	Amended and Restated Abraxas Petroleum Corporation 2005 Employee Long-Term Equity Incentive Plan. (Filed as Appendix A to our Proxy Statement filed on April 3, 2017).

*10.9

Form of Employee Stock Option Agreement under the Amended and Restated Abraxas Petroleum Corporation 2005 Employee Long-Term Equity Incentive Plan. (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed August 26, 2006).

*10.10

Form of Restricted Stock Agreement under the Amended and Restated Abraxas Petroleum Corporation 2005 Employee Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on March 13, 2015).

*10.11	Form of Restricted Stock Award Agreement under Abraxas Petroleum Corporation Amended and Restated 2005 Employee Long-Term Equity Incentive Plan. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2018).

10.13

Promissory Note dated November 13, 2008 by Abraxas Properties Incorporated and Abraxas Petroleum Corporation, payable to the order of Plains Capital Bank, as Lender. (Filed as Exhibit 10.1 to our Current Report on Form 10-Q filed on August 8, 2014.)

10.14

Second Modification, Renewal and Extension of Promissory Note and Deed of Trust Liens by and between Plains Capital Bank, Abraxas Properties Corporation and Abraxas Petroleum Corporation effective March 13, 2013. (Previously filed as Exhibit 10.2 to our Current Report on Form 10-Q filed on August 8, 2014).

10.15

Third Modification, Renewal and Extension of Promissory Note and Deed of Trust Liens by and between Plains Capital Bank, Abraxas Properties Incorporated and Abraxas Petroleum Corporation effective as of July 13, 2013. (Previously filed as Exhibit 10.3 to our Current Report on Form 10-Q filed on August 8, 2014).

10.16

Amendment No. 2 to Third Amended and Restated Credit Agreement dated as of April 20, 2016 among Abraxas Petroleum, as Borrower, the lenders party thereto and Société Générale, as Administrative Agent and as Issuing Lender (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2016).

10.17

Amendment No. 3 to Third Amended and Restated Credit Agreement dated as of May 16, 2017 among Abraxas Petroleum, as Borrower, the lenders party thereto and Société Générale, as Administrative Agent and as Issuing Lender. (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2017).

14.1	Abraxas Petroleum Corporation Code of Business Conduct and Ethics. (Filed as Exhibit 14.1 to our Annual Report on Form 10-K filed March 22, 2006).

21.1	Subsidiaries of Abraxas. (Previously filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on March 15, 2016).

23.1	Consent of BDO USA, LLP. (Filed herewith).

23.2	Consent of LaRoche Petroleum Consultants. (Filed herewith).

23.3	Consent of DeGolyer and MacNaughton. (Filed herewith).

31.1	Certification – Chief Executive Officer. (Filed herewith).

31.2	Certification – Chief Financial Officer. (Filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Report of with respect to oil and reserves of Abraxas Petroleum. (Filed herewith).

*	Management Compensatory Plan or Agreement.

Item 16. 10-K Summary

None

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Abraxas Petroleum Corporation

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

March 15, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Abraxas Petroleum Corporation

San Antonio, Texas

Opinion on Internal Control over Financial Reporting

We have audited Abraxas Petroleum Corporation's (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

San Antonio, Texas

March 15, 2019

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31.
	2017	2018

	(In thousands, except per share/share data)
Assets
Current assets:
Cash and cash equivalents	$1,618	$867
Accounts receivable:
Joint owners, net	14,218	17,110
Oil and gas production sales	17,789	21,991
Other	86	535
Total accounts receivable	32,093	39,636

Derivative asset - short-term	-	9,602

Other current assets	778	626
Total current assets	34,489	50,731

Property and equipment
Proved oil and gas properties, full cost method	923,237	1,091,905
Other property and equipment	39,136	39,453
Total	962,373	1,131,358
Less accumulated depreciation, depletion, amortization and impairment	(724,606)	(768,140)
Total property and equipment - net	237,767	363,218

Derivative asset - long term	-	10,527
Deferred financing fees - net	1,285	1,149
Other assets	265	265
Total assets	$273,806	$425,890

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31.
	2017	2018
	(In thousands, except per share/share data)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$45,570	$39,571
Joint interest oil and gas production payable	11,502	23,063
Accrued interest	140	335
Other accrued liabilities	539	511
Derivative liabilities - short-term	10,837	616
Current maturities of long-term debt	262	267
Total current liabilities	68,850	64,363

Long-term debt - less current maturities	87,354	183,091
Other liabilities	132	-
Derivative liabilities long-term	2,387	4,434
Future site restoration	8,775	7,492
Total liabilities	167,498	259,380

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, par value $0.01 per share - authorized 1,000,000 shares; - 0- shares issued and outstanding	-	-
Common stock, par value $0.01 per share, authorized 400,000,000 shares; 165,889,901 and 166,713,784 issued and outstanding at December 31, 2017 and 2018, respectively	1,659	1,667
Additional paid-in capital	415,471	417,844
Accumulated deficit	(310,822)	(253,001)
Total stockholders' equity	106,308	166,510
Total liabilities and stockholders' equity	$273,806	$425,890

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2017	2018
	(In thousands, except per share data)
Revenues:
Oil	$50,965	$73,584	$132,904
Gas	3,978	6,898	7,854
Natural gas liquids	1,550	5,707	8,272
Other	62	75	137
Total Revenue	56,555	86,264	149,167

Operating costs and expenses
Lease operating	18,205	15,197	24,300
Production and ad valorem taxes	5,454	7,228	12,023
Rig expense	664	-
Depreciation, depletion, amortization and accretion	24,922	26,677	43,275
Proved property impairment	67,626	-	-
General and administrative (including stock-based compensation of $3,194, $3,238 and $2,366, respectively)	13,562	16,276	12,041
Total operating costs and expenses	130,433	65,378	91,639
Operating (loss) income	(73,878)	20,886	57,528

Other (income) expense:
Interest income	(1)	(1)	(1)
Interest expense	3,828	2,497	7,053
Amortization of deferred financing fees	1,019	423	440
Loss (gain) on derivative contracts	18,028	1,849	(8,060)
Loss (gain) on sale of non-oil and gas assets	(374)	(102)	181
Other	-	214	94
Total other (income) expense	22,500	4,880	(293)
Income (loss) before income tax	(96,378)	16,006	57,821
Income tax (expense) benefit	-	-	-
Net income (loss)	$(96,378)	$16,006	$57,821

Net income (loss) per common share - basic	$(0.79)	$0.10	$0.35

Net income (loss) per common share - diluted	$(0.79)	$0.10	$0.34

Weighted average shares outstanding
Basic	122,132	161,141	165,635
Diluted	122,132	162,844	167,689

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except number of shares)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	106,346,001	$1,063	$313,852	$(230,450)	$84,465
Net loss	-	-	-	(96,378)	(96,378)
Stock issuance	28,750,000	287	26,848	-	27,135
Stock issued for compensation	41,102	-	40	-	40
Stock-based compensation	-	-	3,194	-	3,194
Stock options exercised	55,716	1	48	-	49
Restricted stock issued, net of forfeitures	(98,802)	-	-	-	-
Balance at December 31, 2016	135,094,017	1,351	343,982	(326,828)	$18,505
Net income	-	-	-	16,006	16,006
Stock issuance	28,750,000	288	64,936	-	65,224
Stock issued for acquisition of oil and gas properties	2,000,000	20	3,315	-	3,335
Stock-based compensation	-	-	3,238	-	3,238
Stock options exercised	2,634	-	-	-	-
Restricted stock issued, net of forfeitures	43,250	-	-	-	-
Balance at December 31, 2017	165,889,901	1,659	415,471	(310,822)	106,308
Net income	-	-	-	57,821	57,821
Stock-based compensation	-	-	2,366		2,366
Stock options exercised	150,327	1	13	-	14
Restricted stock issued, net of forfeitures	673,556	7	(6)	-	1
Balance at December 31, 2018	166,713,784	$1,667	$417,844	$(253,001)	$166,510

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2017	2018

Operating Activities:
Net (loss) income	$(96,378)	$16,006	$57,821
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on sale of non-oil and gas assets	(374)	(102)	181
Net loss (gain) on derivative contracts	18,028	1,849	(8,060)
Net cash settlements received (paid) on derivative contracts	1,790	2,450	(20,241)
Monetization of derivative contracts	14,370	-	-
Depreciation, depletion and amortization	24,431	26,226	42,759
Proved property impairment	67,626	-	-
Amortization of deferred financing fees	1,019	423	440
Accretion of future site restoration	491	451	516
Stock-based compensation	3,194	3,238	2,366
Non-cash compensation	40	-	-
Changes in operating assets and liabilities:
Accounts receivable	(4,018)	(18,569)	(7,543)
Other assets	627	155	18
Accounts payable	(3,535)	6,231	11,576
Accrued expenses	(439)	(235)	167
Net cash provided by operating activities	26,872	38,123	80,000

Investing Activities
Capital expenditures, including purchase and development of properties	(31,663)	(108,236)	(179,509)
Proceeds from the sale of oil and gas properties	13,570	16,979	3,279
Proceeds from the sale of non-oil and gas assets	4,022	204	26
Net cash used in investing activities	(14,071)	(91,053)	(176,204)

Financing Activities
Proceeds from exercise of stock options and restricted stock	49	-	15
Proceeds from issuance of common stock, net of offering cost of $1.6 million and $3.8 million, respectively	27,135	65,224	-
Proceeds from long-term borrowings	22,000	82,000	127,000
Payments of long-term borrowings	(65,330)	(91,786)	(31,258)
Deferred financing fees	(195)	(890)	(304)
Net cash (used in) provided by financing activities	(16,341)	54,548	95,453

(Decrease) increase in cash and cash equivalents	(3,540)	1,618	(751)
Cash and cash equivalents at beginning of period	3,540	-	1,618
Cash and cash equivalents at end of period	$-	$1,618	$867

Supplemental disclosure of cash flow information:
Interest paid	$3,899	$2,401	$6,858
Income tax paid	$-	$-	$-

Non-cash investing and financing activities
Change in asset retirement obligation cost and liabilities	$285	$1,252	$1
Properties classified as held for sale	$9,685	$-	$-
Asset retirement obligations associated with property acquisitions and dispositions, net	$(1,832)	$(1,551)	$(1,799)
Issuance of stock for acquisition of oil and gas properties	$-	$3,335	$-
Change in capital expenditures included in accounts payable	$-	$23,507	$(6,014)

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

The process of estimating oil and gas reserves in accordance with SEC requirements is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data.  Accordingly, these estimates are imprecise.  Actual future production, oil and gas prices, differentials, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated.  Any significant variance could materially affect the estimated quantities and present value of our reserves.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

Reclassifications

Certain prior year balances have been reclassified for consistency with current year classifications. Such reclassifications had no impact on the results of operations or cash flows from operations.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist principally of trade receivables and derivative contracts.  Accounts receivable are generally from companies with significant oil and gas marketing or operating activities.  The Company performs ongoing credit evaluations and, generally, requires no collateral from its customers. The counterparties to our derivative contracts are the same financial institutions from which we have outstanding debt; accordingly, we believe our exposure to credit risk to these counterparties is currently mitigated in part by this, as well as the current overall financial condition of the counterparties.

The Company maintains any cash and cash equivalents in excess of federally insured limits in prominent financial institutions considered by the Company to be of high credit quality.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of approximately $0.4 million and $0.5 million at December 31, 2017 and 2018, respectively. The allowance for doubtful accounts is determined based on the Company's historical losses, as well as a review of certain accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method,  certain direct costs and indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated future net revenues are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. The impairment calculations do not consider the impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges.  During 2016 we recorded a proved property impairment of $67.6 million.  As of December 31, 2017 and 2018, our capitalized cost of oil and gas properties did not exceed the future net revenue from our estimated proved reserves.

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

Derivative Instruments and Hedging Activities

The Company enters into agreements to hedge the risk of future oil and gas price fluctuations.  Such agreements are typically in the form of fixed price commodity and basis swaps, which limit the impact of price fluctuations with respect to the Company’s sale of oil and gas. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions could arise where actual production is less than estimated which could result in over hedged volumes.

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

Share-Based Payments

  Options granted are valued at the date of grant and expense is recognized over the vesting period. The Company currently utilizes a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees and directors. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such restricted stock is determined using the market price on the grant date and expense is recorded over the vesting period. For the years ended December 31, 2016, 2017 and 2018, stock-based compensation was approximately $3.2 million, $3.2 million and $2.4 million, respectively.

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

The following table (in thousands) summarizes changes in the Company’s future site restoration obligations during the two years ended December 31:

	2017	2018
Beginning future site restoration obligation	$8,623	$8,775
New wells placed on production and other	1,088	612
Deletions related to property disposals and plugging costs	(1,551)	(2,270)
Accretion expense and other	451	516
Revisions and other	164	(141)
Ending future site restoration obligation	$8,775	$7,492

Revenue Recognition and Major Purchasers

The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells, net of royalties. The Company recognizes oil and gas revenues from its interests in producing wells when control has transferred to the purchaser and to the extent the selling price is reasonably determinable. The Company had no material gas imbalances at December 31, 2017 and 2018.

During 2016, two purchasers accounted for 71% of oil and gas revenues. During 2017 three purchasers accounted for 69% of oil and gas revenues. During 2018, two purchasers accounted for 57% of oil and gas revenues.

Deferred Financing Fees

Deferred financing fees are being amortized on the effective yield basis over the term of the related debt.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect with respect to taxable income in the years in which those temporary differences are expected to be recovered or settled. Uncertainties exist as to the future utilization of the operating loss carryforwards. Therefore, we have established a valuation allowance of $67.3 million for deferred tax assets at December 31, 2018.

On December 22, 2017, the President of the United States signed Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, (i) permanently reduces the U.S. federal corporate income tax rate from 35% to 21%, (ii) repeals the corporate alternative minimum tax, (iii) imposes new limitations on the utilization of net operating losses (iv) limits deductibility of interest expense and (v) changes the cost recovery rules. Under U.S. GAAP, the effects of new legislation are recognized upon enactment, which, for federal legislation, is the date the President signs a bill into law. Accordingly, recognition of the tax effects of the Tax Act was required in the interim and annual periods that included December 22, 2017. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”) which allows a company up to one year to finalize and record the tax effects of the Tax Act and clarifies certain aspects of Accounting Standards Codification 740, “Income Taxes” (“ASC 740”) and provides a three-step process for applying ASC 740. The tax effect of the Tax Act, did not have a material impact to the Company's deferred tax position.

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

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent reporting period in which the threshold is no longer met. Penalties and interest are classified as income tax expense. The Company had no uncertain income tax positions as of December 31, 2018.

New Accounting Standards and Disclosures

In February 2016, the FASB issued new guidance in ASC 842, Leases ("ASC 842"), which will supersede the current guidance in ASC 840, Leases ("ASC 840"). The core principle of the new guidance is that a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for leases currently classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election, by class of underlying asset, not to recognize lease assets and lease liabilities. In January 2018, the FASB issued new guidance in ASC 842 to provide an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840.

In July 2018, the FASB issued new guidance in ASC 842 to provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC 840. An entity that elects this transition method must provide the required ASC 840 disclosures for all periods that continue to be reported in accordance with ASC 840.

The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted. The Company expects to adopt ASU 2016-02 using a modified retrospective method in the first quarter of 2019 (that is, the initial period of adoption) through a cumulative-effect adjustment to the opening balance of retained earnings. At transition, the Company plans to apply the package of practical expedients provided in ASC 842 that allow companies, among other things, to not reassess contracts that commenced prior to adoption.

The Company has a team, including third-party consultants, to implement the standard and is implementing a software solution that will be used to track and account for its leases under ASC 842 on an ongoing basis. The primary effect on the Company's consolidated financial statements will be to record a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with terms at commencement that are greater than twelve months. Leases will be classified as either finance or operating, with that classification affecting the pattern of expense recognition in the income statement. We anticipate the impact of recording leases as a result of the adoption of this standard to be less than $2.0 million.

The Company enters into certain lease agreements in support of its operations for assets such as compressors, a drilling rig, employee housing and office equipment. As of December 31, 2018, the Company does not anticipate that the adoption and implementation of ASC 842 will result in material changes in assets and liabilities on the consolidated balance sheet in 2019, and will not result in a material impact to the consolidated statement of operations.

The Company has made certain accounting policy decisions including that it plans on adopting the short-term lease recognition exemption, account for certain asset classes and has established a balance sheet recognition capitalization threshold. The Company also expects for certain lessee asset classes to elect the practical expedient to not separate lease and non-lease components. For these asset classes, the agreements will be accounted for as a single component.

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

ASU 2014-09 superseded nearly all existing revenue recognition guidance under U.S. GAAP and includes a five step process to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.

For the year ended December 31, 2018, there was no impact to the Company's reported revenues, operating costs and expenses or net income as a result of adopting ASU 2014-09, as compared to legacy revenue guidance. In addition, no cumulative catch-up adjustment to accumulated deficit was required on January 1, 2018 as a result of adopting ASU 2014-09.

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

Oil sales

The Company's oil sales contracts are generally structured such that it sells its oil production to a purchaser at a contractually specified delivery point at or near the wellhead. The crude oil production is priced on the delivery date based upon prevailing index prices less certain deductions related to oil quality, physical location and transportation costs incurred by the purchaser subsequent to delivery. The Company recognizes revenue when control transfers to the purchaser upon delivery at or near the wellhead at the net price received from the purchaser. Payment terms as customarily and normally paid on the twentieth day of the month following production.

Gas and NGL Sales

Under the Company's gas processing contracts, it delivers wet gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. There are no performance obligations related to these contracts. The midstream processing entity processes the gas and remits proceeds to the Company based upon either (i) the resulting sales price of NGL and residue gas received by the midstream processing entity from third party customers or (ii) the prevailing index prices for NGL and residue gas in the month of delivery to the midstream processing entity. Gathering, processing, transportation and other expenses incurred by the midstream processing entity are typically deducted from the proceeds that the Company receives.

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

Imbalances

The Company had no material gas imbalances at December 31, 2017 and 2018.

Disaggregation of Revenue

The Company is focused on the development of oil and natural gas properties primarily located in the following three operating regions in the United States: (i) the Permian/Delaware Basin, (ii) Rocky Mountain and (iii) South Texas. Revenue attributable to each of those regions is disaggregated in the table below.

	Years Ended December 31,
	2016			2017			2018
	Oil	Gas	NGL	Oil	Gas	NGL	Oil	Gas	NGL
	(In thousands)
Operating Region
Permian/Delaware Basin	$3,551	$1,672	$664	$17,722	$3,028	$1,840	$47,175	$2,698	$2,884
Rocky Mountain	$40,048	$1,070	$793	$49,670	$2,694	$3,774	$77,664	$3,913	$5,253
South Texas	$7,366	$1,236	$93	$6,192	$1,176	$93	$8,065	$1,243	$135

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

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as the Company has satisfied its performance obligations through delivery of the relevant product. As a result, the Company has concluded that its product sales do not give rise to contract assets or liabilities under ASU 2014-09. At December 31, 2017 and December 31, 2018, our receivables from contracts with customers were $17.8 million and $22.0 million, respectively.

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

The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

 4. Acquisitions and Divestitures of Properties

During the year ended December 31, 2018, through multiple transactions, the Company acquired approximately 2,721 net mineral acres of additional leasehold and working interests in its Permian Basin region for an aggregate purchase price of $40.4 million, net of post-closing adjustments. These acquisitions were accounted for as asset acquisitions. Acquisition cost of approximately $21,000 were capitalized in connection with these transactions.

During 2018, the Company divested of various non-core properties for net proceeds of approximately $3.3 million.

5. Long-Term Debt

The following is a description of the Company’s debt as of December 31, 2017 and 2018, respectively:

	2017	2018
	(In thousands)
Senior secured credit facility	$84,000	$180,000
Real estate lien note	3,616	3,358
	87,616	183,358
Less current maturities	(262)	(267)
Total	$87,354	$183,091

Maturities of long-term debt are as follows:

Years ending December 31, (In thousands)
2019	$267
2020	280
2021	180,295
2022	310
2023	2,206
Thereafter	-
Total	$183,358

Credit Facility

The Company has a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of December 31, 2018, $180.0 million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At December 31, 2018, the Company had a borrowing base of $200.0 million. The borrowing base is determined semi-annually by the lenders based upon the Company's reserve reports, one of which must be prepared by its independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of the Company's proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and the Company is able to request one redetermination during any six-month period between scheduled redeterminations. Outstanding borrowings in excess of the borrowing base must be repaid immediately or the Company must pledge additional oil and gas properties or other assets as collateral. The Company does not currently have any substantial unpledged assets and it may not have the financial resources to make any mandatory principal payments. In addition, a reduction of the borrowing base could also cause the Company to fail to be in compliance with the financial covenants described below. The Company's borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of its then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. The Company's borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below, and (b) at all other times, at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or (ii) if we elect, LIBOR plus, in each case, 2.5%-3.5% depending on the utilization of the borrowing base. At December 31, 2018, the interest rate on the credit facility was approximately 6.0% assuming LIBOR borrowings.

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

Each of the Company's subsidiaries has guaranteed the obligations under the credit facility on a senior secured basis. Obligations under the credit facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the Company and its subsidiary guarantors’ material property and assets. The collateral is required to include properties comprising at least 90% of the PV-10 of the Company's proven reserves. The Company has also granted its lenders a security interest in our headquarters building.

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

At December 31, 2018, we were in compliance with the interest coverage ratio and the total debt to EBITDAX ratio and received a waiver with respect to our non-compliance with the current ratio.  As of December 31, 2018, the interest coverage ratio was 11.94 to 1.00, the total debt to EBITDAX ratio was 2.14 to 1.00, and our current ratio was 0.96 to 1.00. We received a waiver for the non-compliance with the current ratio which related only to compliance at December 31, 2018.

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

The credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities. As of December 31, 2018, we were in compliance with, or have obtained a waiver for, all of the terms of our credit facility.

Real Estate Lien Note

The Company has a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672.  The maturity date of the note is July 20, 2023. As of  December 31, 2017 and 2018, $3.6 million and $3.4 million, respectively, were outstanding on the note.

6. Property and Equipment

The major components of property and equipment, at cost, are as follows:

	Estimated	December 31,
	Useful life	2017	2018
	Years	(In thousands)
Oil and gas properties	(1)	$923,237	$1,091,905
Equipment and other	3-39	15,648	15,369
Drilling rig	15	23,488	24,084
		962,373	1,131,358
Accumulated depreciation, depletion, amortization and impairment		(724,606)	(768,140)
Net Property and Equipment		$237,767	$363,218

(1) Oil and gas properties are amortized utilizing units of production method.

7.  Stock-Based Compensation and Option Plans

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

Stock Options

The Company utilizes a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees and directors. The fair value for these options was estimated at the date of grant using the following weighted average assumptions for 2016, 2017 and 2018:

	2016	2017	2018
Weighted average value per option granted during the period	$0.68	$1.81	$1.87
Assumptions:
Forfeiture rate (1)	4.2%	2.0%	1.7%
Expected dividend yield (2)	0.0%	0.0%	0.0%
Volatility (3)	71.1%	67.6%	66.5%
Risk free interest rate (4)	1.7%	2.2%	2.9%
Expected life (years) (5)	7.0	6.9	7.3
Fair value of options granted (in thousands)	$2,307	$574	$841

______________________

(1)	The estimated future forfeiture rate is based on the Company’s historical forfeiture rate on similar grants of stock options.
(2)	The dividend yield is based on the fact the Company does not pay any dividends.
(3)	The volatility is based on the historical volatility of our stock for a period approximating the expected life.
(4)	The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted for a period approximating the expected life of the option.
(5)	The expected life was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term.

The Company grants options to its officers, directors, and other employees under various stock option and incentive plans.

The following table is a summary of the Company’s stock option activity for the three years ended December 31:

	Options	Weighted average	Weighted average	Intrinsic value
	(000s)	exercise price	remaining life	per share
Options outstanding December 31, 2015	6,808	$2.89
Granted	2,265	1.02
Exercised	(83)	1.40
Forfeited/Expired	(836)	2.84
Options outstanding December 31, 2016	8,154	$2.39
Granted	317	1.81
Exercised	(5)	0.97
Forfeited/Expired	(149)	3.58
Options outstanding December 31, 2017	8,317	$2.35
Granted	300	2.80
Exercised	(379)	1.71
Forfeited/Expired	(689)	2.70
Options outstanding December 31, 2018	7,549	$2.37	4.9	$1.68
Exercisable at end of year	6,479	$2.50	4.5	$1.78

Other information pertaining to the Company’s stock option activity for the three years ended December 31:

	2016	2017	2018
Weighted average grant date fair value of stock options granted (per share)	$0.68	$1.81	$1.87
Total fair value of options vested (000's)	$2,776	$2,795	$2,054
Total intrinsic value of options exercised (000's)	$39	$5	$395

As of December 31, 2018, the total compensation cost related to non-vested awards not yet recognized was approximately $0.5 million, which will be recognized in 2019 through 2021. For the years ended December 31, 2016, 2017 and 2018, we recognized $2.0 million, $1.8 million and $1.4 million, respectively, in stock-based compensation expense relating to options.

The following table represents the range of stock option prices and the weighted average remaining life of outstanding options as of December 31, 2018:

	Outstanding Options			Exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of stock option prices	Outstanding	life	price	Outstanding	life	price
0.97 - 1.99	3,270,117	4.9	$1.26	2,490,367	4.2	$1.32
2.00 - 2.99	1,422,975	4.4	$2.44	1,319,725	4.0	$2.43
3.00 - 3.99	2,212,606	5.4	$3.29	2,025,106	5.3	$3.30
4.00 - 4.99	544,750	4.2	$4.54	544,750	4.2	$4.54
5.00 - 5.99	98,000	5.4	$5.38	98,000	5.4	$5.38
6.00 - 6.28	1,000	5.5	$6.28	1,000	5.5	$6.28
	7,549,448	4.9	$2.37	6,478,948	4.5	$2.50

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense is recorded over the applicable restricted stock vesting periods. As of December 31, 2018, the total compensation cost related to non-vested awards not yet recognized was approximately $1.3 million, which will be recognized from 2019 through 2021. For the years ended December 31, 2016, 2017 and 2018, we recognized $1.2 million, $1.4 million and $0.7  million, respectively, in stock-based compensation expense related to restricted stock awards.

The following table is a summary of the Company’s restricted stock activity for the three years ended December 31, 2018:

	Number of Shares	Weighted average grant date fair value
Unvested December 31, 2015	1,643,284	$3.44
Granted	-	-
Vested/Released	(52,017)	2.40
Forfeited	(98,802)	3.63
Unvested December 31, 2016	1,492,465	$3.47
Granted	44,000	1.75
Vested/Released	(56,340)	3.14
Forfeited	(750)	2.63
Unvested December 31, 2017	1,479,375	$3.43
Granted	861,113	2.17
Vested/Released	(1,326,250)	3.43
Forfeited	(187,557)	3.22
Unvested December 31, 2018	826,681	$2.15

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

The table below provides a summary of Performance Based Restricted Stock as of the date indicated (shares in thousands):

	Number of Shares	Weighted average grant date fair value
Unvested December 31, 2017	-	$-
Granted	464	2.37
Vested/Released	-	-
Forfeited	(59)	2.37
Unvested December 31, 2018	405	$2.37

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

As of December 31, 2018, the total compensation cost related to non-vested awards not yet recognized was approximately $0.7 million, which will be recognized from 2019 through 2021.  For the year ended December 31, 2018, we recognized $0.2 million, in stock-based compensation expense related to performance based restricted stock awards.

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

At December 31, 2018, the Company had approximately 10.3 million shares reserved for future issuance for conversion of its stock options, and incentive plans for the Company’s directors, employees and consultants.

Common Stock Issuance

In May 2016, we completed a stock offering of 28.8 million shares of common stock for net proceeds of approximately $27.1 million and in January 2017, we completed an offering of 28.8 million shares of common stock for net proceeds of approximately $65.2 million.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	As of December 31,
	2016	2017	2018
	(In thousands)
Deferred tax liabilities:
Hedge contracts	$-	$-	$3,167
Assets held for sale	3,390	-	-
Other	4,431	2,834	2,977
Total deferred tax liabilities	7,821	2,834	6,144
Deferred tax assets:
Oil and gas properties	48,436	20,011	4,310
Capital loss carryforwards	7,361	3,015	3,980
Depletion carryforward	5,216	3,174	3,098
U.S. net operating loss carryforward	80,670	53,545	61,309
Alternative minimum tax credit	757	757	757
Hedge contracts	3,135	2,777	-
Total deferred tax assets	145,575	83,279	73,454
Valuation allowance for deferred tax assets	(137,754)	(80,445)	(67,310)
Net deferred tax assets	7,821	2,834	6,144
Net deferred tax	$-	$-	$-

Significant components of the provision (benefit) for income taxes are as follows:

Years ended December 31,
	2016	2017	2018
(In thousands)
Current:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—
Deferred:
Federal	$—	$—	$—
	$—	$—	$—

At December 31, 2018, the Company had, $245.2 million of pre 2018 NOLs for U.S. tax purposes and $46.8 million of 2018 NOLs for U.S. tax purposes.  Our pre-2018 NOLs will expire in varying amounts from 2023 through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising after January 1, 2018, can generally be carried forward indefinitely and can offset up to 80% of future taxable income for regular tax purposes, (the alternative minimum tax no longer applies to corporations after January 1, 2018).

The use of our NOLs will be limited if there is an "ownership change" in our common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of December 31, 2018, we have not had an ownership change as defined by Section 382. Given historical losses, uncertainties exist as to the future utilization of the NOL carryforwards, therefore, the Company has established a valuation allowance of $137.8 million at December 31, 2016, $80.4  million at December 31, 2017 and $67.3 million at December 31, 2018.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Years Ended December 31,
	2016	2017	2018
	(In thousands)
Tax (expense) benefit at U.S. Statutory rates	$33,732	$(5,602)	$(12,142)
(Increase) decrease in deferred tax asset valuation allowance	(34,072)	57,309	13,135
Permanent differences	(1,133)	(1,134)	(500)
Return to provision estimated revision	1,473	2,494	(470)
Change in deferred tax rate	-	(53,125)	-
Other	-	58	(23)
	$-	$-	$-

As of December 31, 2016, 2017 and 2018, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2013 through 2018 remain open to examination by the tax jurisdictions to which the Company is subject.

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (H.R. 1), was enacted on December 22, 2017. ASC740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Since our federal deferred tax asset was fully offset by a valuation allowance, the reduction in the U.S. corporate income tax rate to 21% did not materially affect the Company's financial statements. Significant provisions  that will impact income taxes in future years include: the repeal of the corporate Alternative Minimum Tax, the limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income for levered balance sheets, a limitation on utilization of net operating losses generated after tax year 2017 to 80% of taxable income, the unlimited carryforward of net operating losses generated after tax year 2017, temporary 100% expensing of certain business assets, additional limitations on certain general and administrative expenses, and changes in determining the excessive compensation limitation. Currently, we do not anticipate paying cash federal income taxes in the near term due to any of the legislative changes, primarily due to the availability of our net operating loss carryforwards. Future interpretations relating to the recently enacted U.S. federal income tax legislation which vary from our current interpretation and possible changes to state tax laws in response to the recently enacted federal legislation may have a significant effect on this projection.

9. Commitments and Contingencies

Operating Leases

The Company leases office space in Dickinson, North Dakota, Lusk, Wyoming and Denver, Colorado. During 2016, 2017 and 2018, rent expense incurred for the Dickinson, North Dakota office was $27,165, $27,840, and $23,200, respectively. The lease expired on October 31, 2018 and was not renewed. Rent expense incurred for the Lusk, Wyoming office for 2016 and 2017 was $9,000 for each year. The lease expired on December 31, 2017 and was not renewed. Rent expense for the Denver Colorado office for 2016 and 2017 was $15,601 and $13,837, respectively. The lease expired on December 31, 2017 and was not renewed.

Litigation and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  At December 31, 2018, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

10. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2016	2017	2018
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(96,378)	$16,006	$57,821

Denominator for basic earnings per share - weighted-average common shares outstanding	122,132	161,141	165,635
Effect of dilutive securities: Stock options, restricted shares and performance based shares	-	1,703	2,054
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed exercise of options, restricted shares and performance based shares	122,132	162,844	167,689

Net (loss) income per common share - basic	$(0.79)	$0.10	$0.35

Net (loss) income per common share - diluted	$(0.79)	$0.10	$0.34

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. For the year ended December 31, 2016, 1,635  of potential shares relating to stock options and unvested restricted shares were excluded from the calculation of diluted income (loss) per share since their inclusion would have been anti-dilutive due to the loss incurred in the period.  For the year December 31, 2017 and 2018, 5,018 and 4,007 of potential shares relating to stock options and unvested restricted shares were excluded from the calculation of diluted income (loss) per share since their inclusion would have been anti-dilutive due to the options being underwater, respectively

11. Quarterly Results of Operations (Unaudited)

Selected results of operations for each of the fiscal quarters during the years ended December 31, 2017 and 2018 are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Year Ended December 31, 2017
Net revenue	$18,802	$13,152	$24,722	$29,588
Operating income	$4,953	$1,260	$5,654	$9,470
Net income (loss)	$13,690	$7,195	$(770)	$(4,109)

Net income (loss) per common share - basic	$0.09	$0.04	$-	$(0.02)
Net income (loss) per common share - diluted	$0.09	$0.04	$-	$(0.02)

Year Ended December 31, 2018
Net revenue	$40,630	$30,916	$41,625	$35,996
Operating income	$20,090	$10,931	$17,735	$8,722
Net income (loss)	$10,779	$(10,554)	$1,777	$55,819

Net income (loss) per common share - basic	$0.07	$(0.06)	$0.01	$0.34
Net income (loss) per common share - diluted	$0.06	$(0.06)	$0.01	$0.33

12. Benefit Plans

The Company has a defined contribution plan (401(k) plan) covering all eligible employees. In 2016, 2017 and 2018, in accordance with the safe harbor provisions of the plan, the Company contributed $256,309, $330,415 and $331,957, respectively, to the plan. The Company adopted the safe harbor provisions for its 401(k) plan which requires it to contribute a fixed match to each participating employee’s contribution to the plan. The fixed match is set at the rate of dollar for dollar on the first 1% of eligible pay contributed, then 50 cents on the dollar for each additional percentage point of eligible pay contributed, up to 5%. Each employee’s eligible pay with respect to calculating the fixed match is limited by IRS regulations. In addition, the Board of Directors, at its sole discretion, may authorize the Company to make additional contributions to each participating employee’s plan. The employee contribution limit for 2016 and 2017 was $18,000 for employees under the age of 50 and $24,000 for employees 50 years of age or older. The employee contribution limit was increased in 2018 to $18,500 for employees under the age of 50 and $24,500 for employees 50 years of age and older.

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

The following table sets forth the summary position of our derivative contracts as of December 31, 2018

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
January - December 2019	2,941	$56.20
January - December 2020	2,204	$54.35
January - December 2021	1,815	$60.32

Basis Swaps
January - December 2019	4,000	$2.98
January - December 2020	4,000	$2.98

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value Derivative Contracts as of December 31, 2017
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives - current	$-	Derivatives - current	$10,837
Commodity price derivatives	Derivatives - long-term	-	Derivatives - long-term	2,387
		$-		$13,224

Fair Value Derivative Contracts as of December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives - current	$9,602	Derivatives - current	$616
Commodity price derivatives	Derivatives - long-term	10,527	Derivatives - long-term	4,434
		$20,129		$5,050

Gains and losses from derivative activities are reflected as “(Gain) loss on derivative contracts” in the accompanying Consolidated Statements of Operations.  The net estimated value of our commodity derivative contracts was an asset of approximately $15.1 million as of December 31, 2018. When our derivative contract prices are higher than prevailing market prices, we recognize gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the year-ended December 31, 2018, we recognized a gain of $8.1 million, consisting of a loss of $19.0 million on closed contracts and a gain of $27.1 million on the mark to market valuation on open contracts. For the year ended December 31, 2017, we incurred a loss on our derivative contracts of approximately $1.8 million, consisting of a gain of $2.5 million on closed contracts and a loss of $4.3 million on the mark to market valuation of open contracts.

14. Financial Instruments

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2018, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
Assets:
NYMEX fixed price derivative contracts	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Liabilities:
NYMEX fixed price derivative contracts	$-	$13,208	$-	$13,208
NYMEX basis differential swap	-	-	16	16
Total Liabilities	$-	$13,208	$16	$13,224

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Assets:
NYMEX fixed price derivative contracts	$-	$18,172	$-	$18,172
NYMEX basis differential swap	-	-	1,957	1,957
Total Assets	$-	$18,172	$1,957	$20,129

Liabilities:
NYMEX fixed price derivative contracts	$-	$-	$-	$-
NYMEX basis differential swap	-	-	5,050	5,050
Total Liabilities	$-	$-	$5,050	$5,050

The Company’s derivative contracts at December 31, 2018 consisted of NYMEX-based fixed price commodity swaps and basis differential swaps.  The NYMEX-based fixed price derivative contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness. The fair value of the basis swaps are based on inputs that are not as observable as the fixed price swaps. In addition to the actively quoted market price, variables such as time value, volatility and other unobservable inputs are used. Accordingly, these instruments have been classified as Level 3.

Additional information for the Company's recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the year ended December 31, 2018.

(In thousands)
Unobservable inputs at January 1, 2018	$(16)
Changes in market value	$(3,093)
Settlements during the period	$16
Unobservable inputs at December 31, 2018	$(3,093)

There were no transfers from level 3 in 2018.

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

15. Subsequent Events

In March 2019, the Company entered into the following derivative contracts:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
July - December 2019	1,156	$58.50
January - December 2020	819	$57.65
January - December 2021	236	$55.70

16. Supplemental Oil and Gas Disclosures (Unaudited)

The accompanying tables (in thousands) presents information concerning the Company’s oil and gas producing activities “Disclosures about Oil and Gas Producing Activities.”  Capitalized costs relating to oil and gas producing activities are as follows as of December 31:

	Years Ended December 31,
	2017	2018
Proved oil and gas properties	$923,237	$1,091,905
Unproved properties	-	-
Total	923,237	1,091,905
Accumulated depreciation, depletion, amortization and impairment	(706,537)	(748,773)
Net capitalized costs	$216,700	$343,132

Cost incurred in oil and gas property acquisition and development activities were as follows for the years ended December 31 (in thousands):

	2016	2017	2018
Development costs	$18,262	$94,478	$131,271
Exploration costs	12,529	8,509	-
Property acquisition costs	-	31,409	41,465
	$30,791	$134,396	$172,736

Results of operations from oil and gas producing activities were as follows for the years ended December 31:

	2016	2017	2018
Revenues	$56,493	$86,189	$149,030
Production costs	(23,659)	(22,425)	(36,323)
Depreciation, depletion and amortization	(22,803)	(25,676)	(42,237)
Proved property impairment	(67,626)	-	-
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$(57,595)	$38,088	$70,470

Depletion rate per barrel of oil equivalent	$10.08	$9.52	$11.80

Estimated Quantities of Proved Oil and Gas Reserves

Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been predominately prepared by independent petroleum reserve engineers. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company’s proved reserves are located in the continental United States.

Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements; therefore, the unweighted average prior 12-month first-day-of-the-month commodity prices and year-end costs were used in estimating reserve volumes and future net cash flows for the periods presented.

The following set forth changes in estimated net proved reserves for the years ended December 31, 2016, 2017 and 2018.

				Oil
	Oil	NGL	Gas	Equivalents
	(MBbl)	(MBbl)	(MMcf)	(Mboe)
Change in Proved Reserves
Balance at December 31, 2015	24,131	6,556	75,027	43,190
Revisions of previous estimates	1,379	2,300	(1,537)	3,424
Extensions and discoveries	1,183	157	1,179	1,537
Sales of minerals in place	(1,112)	(6)	(680)	(1,232)
Production	(1,372)	(363)	(3,160)	(2,262)
Balance at December 31, 2016	24,209	8,644	70,829	44,657
Revisions of previous estimates	259	1,269	19,311	4,747
Extensions and discoveries	14,533	2,813	14,534	19,768
Purchases of minerals in place	8	14	1,001	189
Sales of minerals in place	(364)	(289)	(3,958)	(1,312)
Production	(1,574)	(476)	(3,889)	(2,698)
Balance at December 31, 2017	37,071	11,975	97,828	65,351
Revisions of previous estimates	(4,206)	(1,927)	(2,618)	(6,570)
Extensions and discoveries	11,270	1,797	11,475	14,979
Purchases of minerals in place	688	-	1,137	877
Sales of minerals in place	(278)	(1,303)	(13,491)	(3,829)
Production	(2,308)	(508)	(4,587)	(3,580)
Balance at December 31, 2018	42,237	10,034	89,744	67,228

The following is a summary of the changes to the Company’s proved reserves that occurred during 2018:

Revisions to prior estimates:

 There was a decrease of 45 MBoe of net reserves attributable to changes in projections for the Company’s producing wells based on actual performance during 2018.  The Company also converted thirteen proved undeveloped Three Fork 2nd bench locations in McKenzie County, North Dakota, to probable undeveloped reserves during 2018, accounting for 6,525 MBoe of net reserves. These locations are no longer included in the Company’s five-year development plan.

Extensions, discoveries and other additions:

The Company added nineteen new proved undeveloped  operated locations accounting for 8,130 MBoe of net reserves along with two proved undeveloped non-operated locations accounting for 838 MBoe of net reserves. These locations are direct offsets to either successful Abraxas producing wells or producing wells operated by others. The Company also converted two probable undeveloped locations to producing reserves accounting for 1,523 MBoe of net reserves. The Company also converted five probable undeveloped locations to proved undeveloped reserves accounting for 2,670 MBoe of net reserves. In the Bakken/Three Forks system in McKenzie County, North Dakota, during 2018 the Company added three new proved undeveloped locations attributable to unit line well configurations accounting for 1,692 MBoe of net reserves. The Company also added six new non-operated proved non-producing locations accounting for 126 MBoe of net reserves.

Purchases:

In the Wolfcamp/3rd Bone Spring system in Ward, County, Texas, during 2018 the Company acquired four new producing wells accounting for 877 MBoe of net producing reserves.

Sales:

The Company sold substantially all its holdings in the Ira Area accounting for 203 MBoe of net proved reserves. The Company also sold one producing and two proved undeveloped Delaware locations in Ward County, Texas, accounting for 3,558 MBoe of net reserves. Other miscellaneous asset sales during the year accounted for 68 MBoe of net reserves.

Production:

The Company produced 3,580 MBoe of net reserves during 2018.

The following is a summary of the changes to the Company’s proved reserves that occurred during 2017:

Revisions to prior estimates:

There was an increase of 621 MBoe of net reserves attributable to changes in projections for the Company’s producing wells based on actual performance during 2017. Most of this increase was attributable to the Company’s Wolfcamp producing wells in Ward County, Texas. There was also an increase of 1,951 net MBoe attributable to increases in projections for the Company’s Wolfcamp PUDs in Ward County. These increases were based on the over-performance of the Company’s existing Wolfcamp producing wells as mentioned above. There was also an increase in this category of 2,698 MBoe attributable to increased economic life calculations at the higher commodity pricing experienced during 2017. There were also seven miscellaneous cases in this category that were removed from the report due to the fact that the Company no longer intends to develop them within the five-year allowance. These cases accounted for 523 MBoe of net reserves.

Extensions, discoveries and other additions:

The Company added three new Wolfcamp producing wells in Ward, County, Texas accounting for 1,229 MBoe of net producing reserves. The Company also converted three probable undeveloped Wolfcamp A locations in Ward County, TX, to proved producing reserves during 2017 accounting for 2,028 MBoe of net reserves. The Company also added 27 proved undeveloped Wolfcamp A locations, four Third Bone Spring locations, and two Wolfcamp B locations in Ward County, Texas, accounting for 11,928 MBoe of net reserves. These locations are direct offsets to either successful Abraxas producing wells or producing wells operated by others. The Company also converted ten probable undeveloped Wolfcamp A locations in Ward County, Texas, to proved undeveloped reserves during 2017 accounting for 4,343 MBoe of net reserves. The Company also developed a new Eagle Ford well in Atascosa County, Texas, accounting for 240 MBoe of net reserves.

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

The following is a summary of the changes to the Company’s proved reserves that occurred during 2016:

Revisions to prior estimates:

An increase of 5,005 MBoe of reserves was attributable to the Company’s Bakken and Three Forks proved undeveloped locations in McKenzie County, North Dakota, due to continuing improvement in its producing well production results. Well results improved as a result of the application of optimized completion methods. Similarly, reserves for the Company’s Bakken and Three Forks producing wells increased by 1,360 MBoe of net producing reserves due to improved performance. Projections for the Hedgehog State 16-2H producing well and its two related proved undeveloped locations in the Porcupine Field, Campbell County, Wyoming, decreased by 670 MBoe of net reserves due to the under-performance of the Hedgehog State 16-2H. There was also a reduction in this category of 2,271 MBoe attributable to shortened economic life calculations at the lower commodity pricing.

Extensions, discoveries and other additions:

The Company added the Caprito 99 302H as a new Wolfcamp producing well in Ward County, Texas, accounting for 449 MBoe of net producing reserves. It also added five new proved undeveloped Wolfcamp locations offsetting this new producer accounting for 805 MBoe of net undeveloped reserves. The Company also developed a new Austin Chalk producer in Atascosa County, Texas, which accounted for 265 MBoe of net producing reserves. Further, the Company added eight new proved undeveloped Bakken/Three Forks locations on non-operated units in McKenzie County, North Dakota, accounting for 18 MBoe of net undeveloped reserves. These locations were added in response to operator well proposals.

Sales:

The Company sold all its holdings in the Portilla Field in San Patricio County, Texas, and in the Brooks Draw Field in Converse County, Wyoming, during 2016. These sales accounted for 1,232 MBoe of net proved reserves.

Production:

The Company produced 2,262 MBoe of net reserves during 2016.

The following table presents the Company's estimate of its net proved developed and undeveloped oil and gas reserves as of December 31, 2016, 2017 and 2018:

	Total
				Oil
	OIl	NGL	Gas	Equilavents
	(MBbl)	(MBbl)	(MMcf)	(Mboe)
Proved Developed Reserves:
December 31, 2016	7,818	2,568	27,792	15,018
December 31, 2017	10,820	3,794	39,974	21,720
December 31, 2018	13,586	3,804	43,271	24,602

Proved Undeveloped Reserves:
December 31, 2016	16,391	6,076	43,037	29,639
December 31, 2017	25,808	8,181	57,854	43,631
December 31, 2018	28,651	6,230	46,473	42,626

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The Company’s proved oil and gas reserves have been estimated by the Company with the assistance of an independent petroleum engineering firm, DeGolyer & MacNaughton, as of December 31, 2016, and 2017 and LaRoche Petroleum Consultants as of December 31, 2018, assisted by the engineering and operations departments of the Company.

The following information has been prepared in accordance with SEC rules and accounting standards based on the 12-month first-day-of-the-month unweighted average prices in accordance with provisions of the FASB’s Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas (Topic 932).” Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis and net operating losses associated with the properties.  Since prices used in the calculation are average prices for 2016, 2017, and 2018, the standardized measure could vary significantly from year to year based on the market conditions that occurred during a given year.

The technical personnel responsible for preparing the reserve estimates at LaRoche Petroleum Consultants meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. LaRoche Petroleum Consultants is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis.    All reports by LaRoche Petroleum Consultants were developed utilizing studies performed by LaRoche Petroleum Consultants and assisted by the Engineering and Operations departments of Abraxas. Reserves are estimated by independent petroleum engineers.  The report of LaRoche Petroleum Consultants dated February 12 2019, contains further discussions of the reserve estimates and evaluations prepared by LaRoche Petroleum Consultants as well as the qualifications of LaRoche Petroleum Consultants’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of proved reserves at December 31, 2016, 2017 and 2018 were based on studies performed by our independent petroleum engineers assisted by the Engineering and Operations departments of Abraxas.  The Engineering department is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering is the manager of this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and has 40 years of experience in reserve evaluations. The Vice President of Engineering is a Registered Professional Engineer in the State of Texas.  The operations department of Abraxas assisted in the process.

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

Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure. The table below sets forth the Standardized Measure of our proved oil and gas reserves for the three years ended December 31, 2016, 2017 and 2018 (in thousands):

	Years Ended December 31,
	2016	2017	2018
Future cash inflows	$999,716	$2,035,619	$2,876,976
Future production costs	(357,917)	(609,921)	(849,063)
Future development costs	(267,836)	(461,619)	(547,163)
Future income tax expense (1)	-	(83,915)	(181,224)
Future net cash flows	373,963	880,164	1,299,526
Discount	$(213,363)	$(474,423)	$(647,642)
Standardized Measure of discounted future net cash relating to proved reserves	$160,600	$405,741	$651,884

(1)	There was no provision for future income tax expense for the year ended December 31, 2016 due to net operating loss carryovers.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following is an analysis of the changes in the Standardized Measure for the periods indicated (in thousands):

	Years Ended December 31,
	2016	2017	2018
Standardized Measure, beginning of year	$197,251	$160,600	$405,741
Sales and transfers of oil and gas produced, net of production costs	(32,834)	(63,764)	(112,707)
Net change in prices and development and production costs from prior year	(58,425)	159,661	268,942
Extensions, discoveries, and improved recovery, less related costs	5,531	129,277	153,544
Sales of minerals in place	(4,433)	(8,583)	(39,253)
Purchases of minerals in place	-	1,238	8,990
Revisions of previous estimates	12,317	31,044	(67,345)
Change in timing and other	21,468	1,908	30,811
Change in future income tax expense	-	(21,700)	(37,413)
Accretion of discount	19,725	16,060	40,574
Standardized Measure, end of year	$160,600	$405,741	$651,884

The standardized measure is based on the following oil and gas prices over the life of the properties as of the following dates:

	Years Ended December 31,
	2016	2017	2018
Oil (per Bbl) (1)	$42.74	$51.34	$65.56
Gas (per MMbtu) (2)	$2.50	$2.99	$3.05
Oil (per Bbl) (3)	$35.54	$46.83	$56.95
Gas (per MMbtu) (4)	$1.41	$1.79	$1.76
NGL's (per Bbl) (5)	$5.17	$13.19	$19.95

_____________________

(1)

The quoted oil price for the year ended December 31 of each year, 2016, 2017 and 2018 is the 12-month unweighted average first-day-of-the-month West Texas Intermediate spot price for each month of 2016, 2017 and 2018.

(2)	The quoted gas price for the year ended December 31, 2016, 2017 and 2018 is the 12-month unweighted average first-day-of-the-month Henry Hub spot price for each month of 2016, 2017 and 2018.
(3)	The oil price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.
(4)	The gas price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.
(5)	The NGL price is the realized price as of December 31 of each year after the appropriate differentials have been applied.

Exhibit Index

23.1 Consent of BDO USA, LLP. (Filed herewith).

23.2 Consent of LaRoche Petroleum Consultants. (Filed herewith).

23.3 Consent of DeGoyler and MacNaughton. (Filed herewith).

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

99.1 Report of LaRoche Petroleum Consultants with respect to oil and reserves of Abraxas Petroleum. (Filed herewith).

*	Management Compensatory Plan or Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXAS PETROLEUM CORPORATION

By:	/s/Robert L.G. Watson	By:	/s/Steven P. Harris	By:	/s/ G. William Krog, Jr.
	President and Principal Executive Officer		Vice President and Chief Financial Officer Principal Financial Officer		Vice President and Chief Accounting Officer Principal Accounting Officer

DATED: March  15 , 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date
/s/ Robert L.G. Watson Robert L.G. Watson	Chairman of the Board, President (Principal Executive Officer) and Director	March 15, 2019
/s/ Steven P. Harris Steven P. Harris	Vice President, CFO (Principal Financial Officer)	March 15, 2019
/s/ G. William Krog, Jr. G. William Krog, Jr.	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 15, 2019
/s/ Harold D. Carter Harold D. Carter	Director	March 15, 2019
/s/ Ralph F. Cox Ralph F. Cox	Director	March 15, 2019
/s/ W. Dean Karrash W. Dean Karrash	Director	March 15, 2019
/s/ Jerry J. Langdon Jerry J. Langdon	Director	March 15, 2019
/s/ Dennis E. Logue Dennis E. Logue	Director	March 15, 2019
/s/ Brian L. Melton Brian L. Melton	Director	March 15, 2019
/s/ Paul A. Powell, Jr. Paul A. Powell, Jr.	Director	March 15, 2019
/s/ Edward P. Russell Edward P. Russell	Director	March 15, 2019