Form 10-Q
period 2019-06-30
ABRAXAS PETROLEUM CORP
filed 2019-08-09
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

18803 Meisner Drive, San Antonio, TX 78258
(Address of principal executive offices) (Zip Code)

210-490-4788
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $.01 per share	AXAS	The NASDAQ Stock Market, LLC

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

The number of shares of the issuer’s common stock outstanding as of August 6, 2019 was 168,452,060.

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

“Undeveloped acreage” means those leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil and gas, regardless of whether  such acreage contains proved reserves.

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

ABRAXAS PETROLEUM CORPORATION

FORM 10 – Q

Part I

FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$-	$867
Accounts receivable:
Joint owners, net	12,522	17,110
Oil and gas production sales	17,023	21,991
Other	1,114	535
Total accounts receivable	30,659	39,636

Derivative asset - short-term	517	9,602
Other current assets	781	626
Total current assets	31,957	50,731

Property and equipment:
Proved oil and gas properties, full cost method	1,135,758	1,091,905
Other property and equipment	39,548	39,453
Total	1,175,306	1,131,358
Less accumulated depreciation, depletion, amortization and impairment	(794,056)	(768,140)
Total property and equipment, net	381,250	363,218

Operating lease right-of-use assets	518	-
Deferred financing fees, net	964	1,149
Derivative asset - long-term	4,394	10,527
Other assets	265	265
Total assets	$419,348	$425,890

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,092	$39,571
Joint interest oil and gas production payable	17,052	23,063
Accrued interest	312	335
Other accrued expenses	1,047	511
Operating lease liability - current	284	—
Derivative liability short-term	7,785	616
Current maturities of long-term debt	274	267
Total current liabilities	67,846	64,363

Long-term debt – less current maturities	185,953	183,091
Operating lease liabilities	229	—
Derivative liability long-term	3,529	4,434
Future site restoration	7,763	7,492
Total liabilities	265,320	259,380

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 400,000,000 shares; 168,452,060 and 166,713,784 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,684	1,667
Additional paid-in capital	419,122	417,844
Accumulated deficit	(266,778)	(253,001)
Total stockholders’ equity	154,028	166,510
Total liabilities and stockholders’ equity	$419,348	$425,890

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Oil and gas production revenues
Oil	$34,146	$27,472	$66,127	$63,466
Gas	408	1,608	1,881	3,985
Natural gas liquids	265	1,835	1,321	4,058
Other	1	1	5	37
Total revenue	34,820	30,916	69,334	71,546
Operating costs and expenses:
Lease operating	8,066	5,730	15,800	10,299
Production and ad valorem taxes	2,926	2,485	6,024	5,598
Rig expense	-	-	672	-
Depreciation, depletion, amortization and accretion	12,188	8,839	25,762	19,099
General and administrative (including stock-based compensation of $521; $879; $894 and $1,466, respectively)	2,705	3,065	5,433	5,793
Total operating cost and expenses	25,885	20,119	53,691	40,789
Operating income	8,935	10,797	15,643	30,757

Other (income) expense:
Interest expense	2,765	1,492	5,732	2,691
Amortization of deferred financing fees	128	111	249	207
(Gain) 1oss on derivative contracts	(5,636)	19,763	23,439	27,646
Gain on sale of non-oil and gas assets	-	(15)	-	(12)
Total other (income) expense	(2,743)	21,351	29,420	30,532
Income (loss) before income tax	11,678	(10,554)	(13,777)	225
Income tax (expense) benefit	—	—	—	—
Net income (loss)	$11,678	$(10,554)	$(13,777)	$225

Net income (loss) per common share - basic	$0.07	$(0.06)	$(0.08)	$0.00
Net income (loss) per common share - diluted	$0.07	$(0.06)	$(0.08)	$0.00

Weighted average shares outstanding:
Basic	166,491	165,162	165,727	164,812
Diluted	167,349	165,162	165,727	167,715

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share data)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2019	167,136,398	$1,671	$418,614	$(278,456)	$141,829
Net income	-	-	-	11,678	11,678
Stock-based compensation	-	-	521	-	521
Stock options exercised	755	-	-	-	-
Restricted stock issued, net of forfeitures	1,314,907	13	(13)	-	-
Balance at June 30, 2019	168,452,060	$1,684	$419,122	$(266,778)	$154,028

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2018	165,881,694	$1,659	$416,068	$(300,043)	$117,684
Net loss	-	-	-	(10,554)	(10,554)
Stock-based compensation	-	-	879	-	879
Stock options exercised	133,335	1	4	-	5
Restricted stock issued, net of forfeitures	696,181	7	(7)	-	-
Balance at June 30, 2018	166,711,210	$1,667	$416,944	$(310,597)	$108,014

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	166,713,784	$1,667	$417,844	$(253,001)	$166,510
Net loss	-	-	-	(13,777)	(13,777)
Stock-based compensation	-	-	894	-	894
Stock options exercised	423,369	4	397	-	401
Restricted stock issued, net of forfeitures	1,314,907	13	(13)	-	-
Balance at June 30, 2019	168,452,060	$1,684	$419,122	$(266,778)	$154,028

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	165,889,901	$1,659	$415,471	$(310,822)	$106,308
Net income	-	-	-	225	225
Stock-based compensation	-	-	1,466	-	1,466
Stock options exercised	145,253	2	14	-	16
Restricted stock issued, net of forfeitures	676,056	6	(7)	-	(1)
Balance at June 30, 2018	166,711,210	$1,667	$416,944	$(310,597)	$108,014

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net (loss) income	$(13,777)	$225
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of non-oil and gas assets	-	(12)
Net loss on derivative contracts	23,439	27,646
Net cash settlements (paid) received on derivative contracts	(1,957)	(9,847)
Depreciation, depletion, amortization and accretion	25,762	19,099
Amortization of deferred financing fees	249	207
Stock-based compensation	894	1,466
Settlement of asset retirement obligation	(386)	—
Changes in operating assets and liabilities:
Accounts receivable	8,977	(631)
Other assets	(444)	1,381
Accounts payable and accrued expenses	(58)	5,752
Net cash provided by operating activities	42,699	45,286

Investing Activities
Capital expenditures, including purchases and development of properties	(63,577)	(73,818)
Proceeds from the sale of oil and gas properties	16,805	82
Proceeds from the sale of non-oil and gas assets	-	27
Net cash used in investing activities	(46,772)	(73,709)

Financing Activities
Proceeds from long-term borrowings	23,000	35,000
Payments on long-term borrowings	(20,131)	(7,129)
Deferred financing fees	(64)	(199)
Exercise of stock options	401	15
Net cash provided by financing activities	3,206	27,687

Decrease in cash and cash equivalents	(867)	(736)
Cash and cash equivalents at beginning of period	867	1,618
Cash and cash equivalents at end of period	$-	$882

Supplemental disclosures of cash flow information:
Interest paid	$5,778	$2,577

Non-cash investing and financing activities
Change in capital expenditures included in accounts payable (decrease) increase	$(3,248)	$2,267
Change in asset retirement obligations	$51	$36

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies followed by Abraxas Petroleum Corporation and its subsidiaries (the “Company”) are set forth in the notes to the Company’s audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019. Such policies have been continued without change, except as noted herein, due to the change in lease accounting adopted in the current period. Also, refer to the notes to those financial statements for additional details of the Company’s financial condition, results of operations, and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants, and in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and the cash flows for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The new standard was effective for us in the first quarter of 2019 and we adopted the new standard using a modified retrospective approach, with the date of initial application on January 1, 2019. Consequently, upon transition, we recognized an ROU asset (or operating lease right-of-use asset) and a lease liability with no retained earnings impact. We are applying the following practical expedients as provided in the standards update which provide elections to:

●	Not apply the recognition requirements to short-term leases (a lease that at commencement date has a lease term of 12 months or less);
●	Not reassess whether a contract contains a lease, lease classification and initial direct costs; and
●	Not reassess certain land easements in existence prior to January 1, 2019.

The impact of adoption of this new standard on our balance sheet was as follows:

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

The following table summarizes the Company’s stock-based compensation expense related to stock options for the periods presented:

Three Months Ended		Six Months Ended
June 30,		June 30,
2019	2018	2019	2018
$74	$574	$225	$914

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2018	7,549	$2.37	$1.68
Granted	—	—	—
Exercised	(469)	$0.98	$0.68
Forfeited	(572)	$3.00	$2.12
Outstanding, June 30, 2019	6,508	$2.41	$1.71

As of June 30, 2019, there was approximately $0.3 million of unamortized compensation expense related to outstanding stock options that will be recognized from 2019 through 2022.

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

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2019:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2018	827	$2.15
Granted	1,315	$1.34
Vested/Released	(228)	$2.22
Forfeited	—	$-
Unvested, June 30, 2019	1,914	$1.59

The following table summarizes the Company’s stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended		Six Months Ended
June 30,		June 30,
2019	2018	2019	2018
$277	$221	$420	$468

As of June 30, 2019, there was approximately $2.5 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized from 2019 through 2022.

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

The table below provides a summary of Performance Based Restricted Stock as of the date indicated:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2018	405	$2.37
Granted	803	$1.34
Vested/Released	—	$-
Forfeited	—	$-
Unvested, June 30, 2019	1,208	$1.69

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

 The following table summarizes the Company’s stock-based compensation expense related to performance based restricted stock for the periods presented:

Three Months Ended		Six Months Ended
June 30,		June 30,
2019	2018	2019	2018
$170	$84	$249	$84

As of June 30, 2019, there was approximately $1.6 million of unamortized compensation expense relating to outstanding performance based restricted shares that will be recognized from 2019 through 2022.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At June 30, 2019 and 2018, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

In May 2019, the Company closed on the sale of its non-operated assets in the Bakken. Proceeds from the sale of approximately $15.8 million were used to reduce outstanding indebtedness under its credit facility. In accordance with full cost accounting rules, the sale was not deemed to be singnificant,; therefore, no gain or loss was recorded and the proceeds were credited to the full cost pool.

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

The following table summarizes the Company’s future site restoration obligation transactions for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30, 2019	December 31, 2018
Beginning future site restoration obligation	$7,492	$8,775
New wells placed on production and other	80	612
Deletions related to property disposals and plugging costs	(487)	(2,270)
Accretion expense	220	516
Revisions and other	458	(141)
Ending future site restoration obligation	$7,763	$7,492

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

Gas and NGL Sales

Under the Company's gas processing contracts, it delivers wet gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity processes the natural gas and remits proceeds to the Company based upon either (i) the resulting sales price of NGL and residue gas received by the midstream processing entity from third party customers, or (ii) the prevailing index prices for NGL and residue gas in the month of delivery to the midstream processing entity. Gathering, processing, transportation and other expenses incurred by the midstream processing entity are typically deducted from the proceeds that the Company receives.

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

Imbalances

The Company utilizes the sales method to account for gas production imbalances. Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at June 30, 2019 and 2018.

Disaggregation of Revenue

The Company is focused on the development of oil and natural gas properties primarily located in the following three operating regions in the United States: (i) the Permian/Delaware Basin, (ii) Rocky Mountain and (iii) South Texas. Revenue attributable to each of those regions is disaggregated in the tables below.

	Three Months Ended June 30,
	2019			2018
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$15,562	$24	$27	$9,664	$609	$613
Rocky Mountain	$17,567	$208	$238	$15,479	$674	$1,180
South Texas	$1,017	$176	$-	$2,329	$325	$42

	Six Months Ended June 30,
	2019			2018
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$24,626	$311	$340	$24,039	$1,528	$1,411
Rocky Mountain	$39,367	$1,162	$978	$34,719	$1,802	$2,583
South Texas	$2,134	$408	$3	$4,708	$655	$64

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

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as the Company has satisfied its performance obligations through delivery of the relevant product. As a result, the Company has concluded that its product sales do not give rise to contract assets or liabilities under ASU 2014-09. At June 30, 2019 and December 31, 2018, our receivables from contracts with customers were $17.0 million and $22.0 million, respectively.

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

The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three and six months ended June 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

3.  Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three and six months ended June 30, 2019 and 2018, there was no income tax benefit due to net operating loss carryforwards ("NOLs") and the Company recorded a full valuation allowance against its net deferred taxes.

At December 31, 2018, the Company had, subject to the limitation discussed below, $245.2 million of pre-2018 NOLs and $46.8 million of 2018 NOL carryforwards for U.S. tax purposes.  The Company's pre-2018 NOLs will expire in varying amounts from 2023 through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising after January 1, 2018 can generally be carried forward indefinitely and can offset up to 80% of future taxable income for regular tax purposes. Effective January 1, 2018 the alternative minimum tax no longer applies to corporations.

The use of the Company's NOLs will be limited if there is an "ownership change" in its common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of June 30, 2019, the Company has not had an ownership change as defined by Section 382. Given historical losses, uncertainties exist as to the future utilization of the NOL. Therefore, the Company established a valuation allowance of $67.3 million for deferred tax assets at December 31, 2018.

As of June 30, 2019, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2013 through 2018 remain open to examination by the tax jurisdictions to which the Company is subject.

Tax legislation, commonly referred to as the Tax Cuts and Jobs Act (H.R. 1), was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Since the Company's federal deferred tax asset was fully offset by a valuation allowance, the reduction in the U.S. corporate income tax rate to 21% did not materially affect the Company's financial statements. Significant provisions  may impact income taxes in future years include: the repeal of the corporate Alternative Minimum Tax, the limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income for levered balance sheets, a limitation on utilization of NOLs generated after tax year 2017 to 80% of taxable income, the unlimited carryforward of NOLs generated after tax year 2017, temporary 100% expensing of certain business assets, additional limitations on certain general and administrative expenses, and changes in determining the excessive compensation limitation. Currently, the Company does not anticipate paying cash federal income taxes in the near term due to any of the legislative changes, primarily due to the availability of its NOL carryforwards. Future interpretations relating to the recently enacted U.S. federal income tax legislation which vary from the Company's  current interpretation and possible changes to state tax laws in response to the recently enacted federal legislation may have a significant effect on this projection.

4. Long-Term Debt

The following is a description of the Company’s debt as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Senior secured credit facility	$183,000	$180,000
Real estate lien note	3,227	3,358
	186,227	183,358
Less current maturities	(274)	(267)
	$185,953	$183,091

Credit Facility

The Company has a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of June 30, 2019,  $183.0  million was outstanding under the credit facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At June 30, 2019, the Company had a borrowing base of $217.5 million. The borrowing base is determined semi-annually by the lenders based upon the Company's reserve reports, one of which must be prepared by its independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of the Company's proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and the Company is able to request one redetermination during any six-month period between scheduled redeterminations. Outstanding borrowings in excess of the borrowing base must be repaid immediately or the Company must pledge additional oil and gas properties or other assets as collateral. The Company does not currently have any substantial unpledged assets and it may not have the financial resources to make any mandatory principal payments. In addition, a reduction of the borrowing base could also cause the Company to fail to be in compliance with the financial covenants described below. The Company's borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of its then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. The Company's borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below, and (b) at all other times, at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or (ii) if we elect, LIBOR plus, in each case, 2.5%-3.5% depending on the utilization of the borrowing base. At June 30, 2019, the interest rate on the credit facility was approximately 5.7% assuming LIBOR borrowings.

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

At June 30, 2019, the Company was in compliance with all of these financial covenants. As of June 30, 2019, the interest coverage ratio was 8.12 to 1.00, the total debt to EBITDAX ratio was 2.24 to 1.00, and our current ratio was 1.10 to 1.00.

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

The credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities. As of June 30, 2019, the Company was in compliance with all of the terms of the credit facility.

Real Estate Lien Note

The Company has a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672. The maturity date of the note is July 20, 2023. As of June 30, 2019 and December 31, 2018, $3.2 million and $3.4 million, respectively, were outstanding on the note.

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$11,678	$(10,554)	$(13,777)	$225
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	166,491	165,162	165,727	164,812
Effect of dilutive securities:
Stock options and restricted shares	858	-	-	2,903
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	167,349	165,162	165,727	167,715

Net income (loss) per common share - basic	$0.07	$(0.06)	$(0.08)	$0.00

Net income (loss) per common share - diluted	$0.07	$(0.06)	$(0.08)	$0.00

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. For the three month period ended June 30, 2018,  3.2 million potential shares relating to stock options, unvested restricted shares and unvested performance based restricted shares were excluded from the calculation of diluted income (loss) per share since their inclusion would have been anti-dilutive due to the loss incurred in the period. For the six month period ended June 30, 2019, 869 thousand potential shares relating to stock options, unvested restricted shares and unvested performance based restricted shares were excluded from the calculation of diluted income (loss) per share since their inclusion would have been anti-dilutive due to the loss incurred in the period.

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

The following table sets forth the summary position of our derivative contracts as of June 30, 2019:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
2019 July - December	4,097	$56.85
2020 January - December	3,023	$55.25
2021 January - December	2,051	$59.78

Basis Swaps
2019 July - December	4,000	$2.98
2020 January - December	4,000	$2.98

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value of Derivative Contracts as of June 30, 2019
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$517	Derivatives – current	$7,785
Commodity price derivatives	Derivatives – long-term	4,394	Derivatives – long-term	3,529
		$4,911		$11,314

Fair Value of Derivative Contracts as of December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$9,602	Derivatives – current	$616
Commodity price derivatives	Derivatives – long-term	10,527	Derivatives – long-term	4,434
		$20,129		$5,050

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2019
Assets:
NYMEX fixed price derivative contracts	$—	$4,911	$—	$4,911
Total Assets	$—	$4,911	$—	$4,911

Liabilities:
NYMEX fixed price derivative contracts	$—	$3,394	$—	$3,394
NYMEX basis differential swaps	—	—	7,920	7,920
Total Liabilities	$—	$3,394	$7,920	$11,314

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Assets:
NYMEX fixed price derivative contracts	$—	$18,172	$—	$18,172
NYMEX basis differential swap contracts	—	—	1,957	1,957
Total Assets	$—	$18,172	$1,957	$20,129

Liabilities:
NYMEX fixed price derivative contracts	$—	$—	$—	$—
NYMEX basis differential swaps	—	—	5,050	5,050
Total Liabilities	$—	$-	$5,050	$5,050

The Company’s derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of June 30, 2019 and  December 31, 2018. Under fixed price swaps, the Company receives a fixed price for its production and pays a variable market price to the contract counter-party. Under a basis differential swap, if the market price is above the fixed price, the Company pays the counter-party, if the market price is below the fixed price, the counter-party pays the Company. The NYMEX-based fixed price derivative swaps and basis swaps contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these types of derivative contracts. As the fair value of NYMEX-based fixed price swaps are based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, the Company enters the various inputs into a model and compares our results to the third party for reasonableness. The fair value of the basis differential swap instruments are based on inputs that are not as observable as the fixed price swaps. In addition to the actively quoted market price, variables such as time value, volatility and other unobservable inputs are used. Accordingly, these instruments have been classified as Level 3.

The following is additional information for the Company's recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the six months ended June 30, 2019.

Unobservable inputs at January 1, 2019	$(3,093)
Changes in market value	(5,470)
Settlements during the period	643
Unobservable inputs at June 30, 2019	$(7,920)

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

The components of our total lease expense for the three and six months ended June 30, 2019, the majority of which is included in lease operating expense, are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$123	$240
Short-term lease expense (1)	$475	$938
Total lease expense	$598	$1,178

Short-term lease costs (2)	$2,254	$3,771

(1)	Short-term lease expense represents expense related to leases with a contract term of 12 months or less.
(2)	These short-term lease costs are related to leases with a contract term of 12 months or less which are related to drilling rigs and are capitalized as part of natural gas and oil properties on our balance sheet.

Supplemental balance sheet information related to our operating leases is included in the table below:

June 30, 2019
Operating lease ROU assets	$518
Operating lease liability - current	$284
Operating lease liabilities - long-term	$229

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

June 30, 2019
Weighted Average Remaining Lease Term (in years)	5.42
Weighted Average Discount Rate	6%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

Operating Leases
Remainder of 2019	$298
2020	88
2021	49
2022	43
2023	39
Thereafter	99
Total lease payments	616
Less imputed interest	(103)
Total lease liability	$513

Supplemental cash flow information related to our operating leases is included in the table below:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$123	$240
ROU assets added in exchange for lease obligations (since adoption)	$48	$735

9. Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2019, the Company was not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial position or results of operations.

10. Subsequent Event

Subsequent to June 30, 2019, the Company entered into the following derivative contracts:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
2019 August - December	1,438	$56.02
2020 January - December	754	$55.16
2021 January - December	756	$52.50

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

General

We are an independent energy company primarily engaged in the acquisition, development and production of oil and gas in the United States. Historically, we have grown through the acquisition and subsequent development  of producing properties, principally through the development of shale or tight oil reservoirs in areas known to be productive of oil and gas utilizing new technologies such as modern log analysis and reservoir modeling techniques as well as 3-D seismic surveys and horizontal drilling and stage fracturing. As a result of these activities, we believe that we have a number of development opportunities on our properties. In addition, we intend to expand upon our development activities with complementary acreage acquisitions in our core areas of operation. Success in our development activities is critical in the maintenance and growth of our current production levels and associated reserves.

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

Oil and gas prices have been volatile and are  expected to continue to be volatile.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL and gas prices in the future.  The market price of oil and condensate, NGL and gas in 2019 will impact the amount of cash generated from operating activities, which will in turn impact our financial position.

During the six months ended June 30, 2019, the NYMEX future price for oil averaged $57.20 per Bbl as compared to $65.47 per Bbl in the same period of 2018. During the six months ended June 30, 2019, the NYMEX future spot price for gas averaged $2.69 per MMBtu compared to $2.84 per MMBtu in the same period of 2018. Prices closed on June 30, 2019 at $58.47 per Bbl of oil and $2.31 per MMBtu of gas, compared to closing on June 30, 2018 at $74.15 per Bbl of oil and $2.92 per MMBtu of gas.  On August 6, 2019, prices closed at $53.63 per Bbl of oil and $2.11 per MMBtu of gas.  If commodity prices decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income. The prices that we receive are also impacted by basis differentials, which can be significant, and are dependent on actual delivery points. Finally, low commodity prices will likely cause a reduction of our proved reserves, resulting in a reduction of the borrowing base under our credit facility.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the six months ended June 30, 2019 and 2018:

	Oil - NYMEX		Gas - NYMEX
	2019	2018	2019	2018
Average realized price (1)	$52.04	$60.84	$0.92	$1.73
Average NYMEX price	57.20	65.47	2.69	2.84
Differential	$(5.16)	$(4.63)	$(1.77)	$(1.11)

(1) Excludes the impact of derivative activities.

At June 30, 2019, our derivative contracts consisted of NYMEX-based fixed price swaps and NYMEX basis swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party. Under basis swaps, we receive payment if the basis differential is greater than our swap price and pay when the differential is less than our swap price.

Our derivative contracts equate to approximately 85% of the estimated oil production from our net proved developed producing reserves (based on reserve estimates at December 31, 2018) from July 1, 2019 through December 31, 2019, 85% in 2020 and 75% in 2021. By removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow. We have in the past and will in the future sustain losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain gains on our commodity derivative contracts. For the six months ended June 30, 2019, we realized a loss of $23.4  million, consisting of a loss of  $2.8 million on closed contracts and a loss of  $20.6 million related to open contracts. For the six months ended June 30, 2018, we realized a loss of $27.6 million consisting of a loss of $9.8  million on closed contracts and a loss of $17.8 million related to open contracts.  We have not designated any of these derivative contracts as hedges as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at June 30, 2019:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
2019 July - December	4,097	$56.85
2020 January - December	3,023	$55.25
2021 January - December	2,051	$59.78

Basis Swaps
2019 July - December	4,000	$2.98
2020 January - December	4,000	$2.98

At June 30, 2019, the aggregate fair market value of our commodity derivative contracts was a net liability of approximately $6.4 million.

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

We had capital expenditures during the six months ended June 30, 2019 of $63.9 million related to our exploration and development activities. We have a capital expenditure budget for 2019 of approximately $86.0 million, of which approximately $47.0 million is allocated to acquiring additional acreage and developing our Bone Spring/Wolfcamp acres in the Permian/Delaware Basin. The 2019 budget also allocates approximately $27.0 million for developing our Williston Basin/Bakken/Three Forks play in North Dakota, with the remaining amount allocated to acquisitions, facilities and general corporate purposes. The 2019 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, our financial results and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise. Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows from operations will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

The following table presents historical net production volumes for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total production (MBoe)	871	745	1,850	1,689
Average daily production (Boepd)	9,572	8,188	10,219	9,330
% Oil	71%	59%	69%	62%

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three and six months ended June 30, 2019 and 2018, by our major operating regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oil production (MBbls)
Rocky Mountain	321	247	766	578
Permian/Delaware Basin	280	158	469	394
South Texas	17	34	36	71
Total	618	439	1,271	1,043
Gas production (MMcf)
Rocky Mountain	496	520	1,100	1045
Permian/Delaware Basin	316	452	768	971
South Texas	87	146	182	288
Total	899	1,118	2,050	2,304
NGL production (MBbls)
Rocky Mountain	71	84	168	179
Permian/Delaware Basin	32	34	69	80
South Texas	-	2	-	3
Total	103	120	237	262
Total production (MBoe) (1)	871	745	1,850	1,689
Average sales price per Bbl of oil (2)
Rocky Mountain	$54.66	$62.73	$51.41	$60.05
Permian/Delaware Basin	55.49	61.11	52.48	61.04
South Texas	63.08	68.84	59.74	66.21
Composite	55.25	62.62	52.04	60.84
Average sales price per Mcf of gas (2)
Rocky Mountain	$0.42	$1.30	$1.06	$1.72
Permian/Delaware Basin	0.08	1.35	0.40	1.58
South Texas	2.02	2.22	2.24	2.27
Composite	0.45	1.44	0.92	1.73
Average sales price per Bbl of NGL
Rocky Mountain	$3.33	$14.10	$5.79	$14.45
Permian/Delaware Basin	0.87	17.78	5.00	17.67
South Texas	0.00	23.12	15.41	21.53
Composite	2.57	15.29	5.57	15.51
Average sales price per Boe (2)	39.98	41.49	37.48	42.34
Average cost of production per Boe produced (3)
Rocky Mountain	$6.51	$7.66	$5.02	$5.97
Permian/Delaware Basin	12.28	6.83	13.87	5.15
South Texas	18.03	13.98	16.27	13.62
Composite	9.33	7.87	8.61	6.22

(1)	Oil and gas were combined by converting gas to Boe on the basis of 6 Mcf of gas to 1 Bbl of oil.
(2)	Before the impact of hedging activities.
(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, monetizing of derivative instruments, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  As of June 30, 2019, our borrowing base was $217.5 million with $34.5 million of availability under our credit facility.

Borrowings and Interest.  At June 30, 2019, we had a total of  $183.0 million outstanding under our credit facility and total indebtedness of $186.2 million (including the current portion). If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

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

Operational Update

Williston Basin, North Dakota

In North Dakota, the four-well Lillibridge NW pad (in which we own an average 33 percent working interest) was successfully completed and placed on production.  This four well pad has averaged 745 Boepd per well over its first month of production and continues to increase following our choke management protocol.

Raven Rig #1 has commenced drilling operations on our six-well Jore Fed Extension pad, in which we own an average 90 percent working interest.  Timing of first production from this pad will depend on weather, oil prices, and gas takeaway capacity.

Delaware Basin, West Texas

Operations in the Delaware Basin of West Texas continue to proceed smoothly. In Winkler County we successfully brought on line the Hackberry #201H (5,000-foot lateral in the Wolfcamp A-1), in which we own a  75 percent working interest. In Ward County, the two-well Woodberry pad (5,000-foot laterals in the Wolfcamp A-1 and 3rd Bone Spring) have been completed and are beginning their flowback with encouraging initial production rates. Both wells were drilled and completed under budget. On the Greasewood pad, in which we own 100 percent working interest, two 5,000-foot laterals in the Third Bone Spring and the Wolfcamp B are drilling the lateral sections with frac operations scheduled to commence in September 2019.  As the Greasewood wells represent the last remaining obligation wells for the Company for 2019, upon completion, the rig will be released giving us time to work on production optimization on the twenty plus producing wells in the area.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenue (1):
Oil sales	$34,146	$27,472	$66,127	$63,466
Gas sales	408	1,608	1,881	3,985
NGL sales	265	1,835	1,321	4,058
Other	1	1	5	37
Total operating revenues	$34,820	$30,916	$69,334	$71,546
Operating income	$8,935	$10,797	$15,643	$30,757
Oil sales (MBbls)	618	439	1,271	1,043
Gas sales (MMcf)	899	1,118	2,050	2,304
NGL sales (MBbls)	103	120	237	262
Oil equivalents (MBoe)	871	745	1,850	1,689
Average oil sales price (per Bbl)(1)	$55.25	$62.62	$52.04	$60.84
Average gas sales price (per Mcf)(1)	$0.45	$1.44	$0.92	$1.73
Average NGL sales price (per Bbl)	$2.57	$15.29	$5.57	$15.51
Average oil equivalent sales price (Boe) (1)	$39.98	$41.49	$37.48	$42.34

___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

Operating Revenue. During the three months ended June 30, 2019, operating revenue increased to $34.8 million from $30.9 million for the same period of 2018. The increase in revenue was primarily due to higher oil sales volumes, partially offset by lower prices during the three months ended June 30, 2019 as compared to the same period of 2018. Higher oil sales volumes slightly offset by lower gas and NGL sales contributed  $11.1 million to operating revenue for the three months ended June 30, 2019. Lower realized commodity prices for all products had a negative impact of $7.2  million on operating revenue.

Oil sales volumes increased to 618 MBbl during the three months ended June 30, 2019 from 439 MBbl for the same period of 2018. The increase in oil sales volume was primarily due to new wells brought on line since the second quarter of 2018, offset by natural field declines and property sales. New wells brought on line since the second  quarter of 2018 contributed 353 MBbl for the three months ended June 30, 2019. Gas sales volumes decreased to 899 MMcf for the three months ended June 30, 2019 from 1,118 MMcf for the same period of 2018. The decrease in gas production was primarily due to field declines and continued pipeline constraints in West Texas and North Dakota, partially offset by new wells brought on line since the second quarter of 2018 which contributed 266 MMcf for the three months ended June 30, 2019. NGL sales volumes decreased to  103 MBbl for the three months ended June 30, 2019 from 120 MBbl for the same period of 2018. The decrease in NGL sales corresponds to the decrease in gas sales.

Lease Operating Expenses (“LOE”). LOE for the three months ended June 30, 2019 increased to $8.1 million from $5.7  million for the same period in 2018. The increase in LOE was primarily due to higher cost of services and new wells brought onto production since June 30, 2018 as well as significant non-recurring cost related to the cost of shutting-in wells for frac protection and repair of frac damage to wells from offset fracs. LOE per Boe for the three months ended June 30, 2019 was $9.26 compared to $7.69 for the same period of 2018. The increase per Boe was due to higher costs offset by higher sales volumes for the three months ended June 30, 2019 as compared to the same period of 2018.

Production and Ad Valorem Taxes. Production and ad valorem taxes  for the three months ended June 30, 2019  increased to $2.9  million from $2.5 million for the same period of 2018.  Production and ad valorem taxes for the three months ended June 30, 2019  and 2018 were 8% of total oil, gas and NGL sales.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation, was generally flat at  $2.2 million for the three months ended June 30, 2019  and 2018. G&A expense per Boe, excluding stock-based compensation, was $2.51 for the quarter ended June 30, 2019 compared to $2.93 for the same period of 2018. The decrease per Boe was primarily due to  higher sales volumes.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended June 30, 2019, stock-based compensation expense was $0.5 million compared to $0.9 million for the same period of 2018.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, including accretion of future site development, for the three months ended June 30, 2019 increased to $12.2 million from $8.8 million for the same period of 2018. The increase was primarily due to higher future development cost included in the June 30, 2019  reserve report,  capital expenditures in the first six months of 2019, as well as higher production volumes during the three months ended June 30, 2019 as compared to the same period of 2018.  DD&A expense per Boe for the three months ended June 30, 2019 was $13.99 compared to $11.86 in 2018. The increase in DD&A expense per Boe was primarily due to a higher full cost pool as well as higher capital cost in relation to reserve additions.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of June 30, 2019, and June 30, 2018, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

Interest Expense. Interest expense for the three months ended June 30, 2019 increased to $2.8 million compared to $1.5 million for the same period of 2018. The increase in interest expense in 2019 was due to higher levels of debt during the three months ended June 30, 2019 as compared to the same period in 2018, as well as higher interest rates in 2019 as compared to 2018. For the three months ended June 30, 2019 the interest rate on our credit facility averaged 6.0% as compared to 5.1% for the same period of 2018.

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place at period end. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of June 30, 2019, and June 30, 2018. The net estimated value of our commodity derivative contracts was a net liability of approximately $6.4 million as of June 30, 2019. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the three months ended June 30, 2019, we recognized a gain on our commodity derivative contracts of $5.6 million, consisting of a loss on closed contracts of  $1.9 million and a gain of $7.5 million related to open contracts. For the three months ended June 30, 2018, we recognized a loss on our commodity derivative contracts of $19.8 million, consisting of a loss of  $6.1 million on closed contracts and a loss of $13.7 million related to open contracts.

Income Tax Expense. For the three months ended June 30, 2019  and June 30, 2018 there was no income tax expense recognized due to our NOL carryforwards.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

Operating Revenue. During the six months ended June 30, 2019, operating revenue decreased to $69.3  million from $71.5 million for the same period of 2018. The decrease in revenue was primarily due to lower prices for all products offset by higher oil sales volumes during the six months ended June 30, 2019 as compared to the same period of 2018.  Lower realized commodity prices for all products negatively impacted operating revenue by $15.7 million  of which $11.2 million was attributable to oil. Lower gas and NGL prices had a negative impact on revenue of approximately $4.5 million for the six months ended June 30, 2019. During the six months ended June 30, 2019 gas and NGL sales were impacted by a very weak pricing environment as well as plant and pipeline constraints. Higher oil sales volumes contributed $13.8 million to operating revenue for the six months ended June 30, 2019 offset by lower gas and NGL sales which negatively impacted revenue by $0.4 million.

Oil sales volumes increased to 1,271 MBbl during the six months ended June 30, 2019 from 1,043 MBbl for the same period of 2018. The increase in oil sales volume was primarily due to new wells brought on line since the second quarter of 2018, offset by natural field declines and property sales. New wells brought on line since the second quarter of 2018 contributed 681 MBbl for the six months ended June 30, 2019. Gas sales volumes decreased to 2,050  MMcf for the six months ended June 30, 2019 from 2,304 MMcf for the same period of 2018. The decrease in gas and NGL sales was primarily due to a  lack of infrastructure and  pipeline and plant constraints offset by new wells brought on line since the second quarter of 2018 which contributed 520 MMcf for the six months ended June 30, 2019. NGL sales volumes decreased to 237 MBbl for the six months ended June 30, 2019 from 262 MBbl for the same period of 2018. The decrease in NGL sales corresponds to the decrease in gas sales.

Lease Operating Expenses (“LOE”). LOE for the six months ended June 30, 2019 increased to $15.8 million from $10.3 million for the same period in 2018. The increase in LOE was primarily due to higher cost of services and new wells brought onto production since June 30, 2018 as well as significant non-recurring cost related to the cost of shutting-in wells for frac protection and repair of frac damage to wells from offset fracs. LOE per Boe for the six months ended June 30, 2019 was $8.54 compared to $6.10 for the same period of 2018. The increase per Boe was due to higher costs offset by higher sales volumes for the six months ended June 30, 2019 as compared to the same period of 2018.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the six months ended June 30, 2019 increased to $6.0 million from $5.6 million for the same period in 2018. The increase was primarily due to higher production volumes. Production and ad valorem taxes for the six months ended June 30, 2019 were 9% of total oil, gas and NGL sales compared to 8% for the same period of 2018. The increase in the percentage of taxes of total oil, gas and NGL sales was due to increased production in North Dakotas which has a higher tax rate.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation, increased to $4.5 million for the six months ended June 30, 2019 compared to $4.3 million for the same period of 2018. G&A expense per Boe, excluding stock-based compensation, was $2.45 for the six months ended June 30, 2019 compared to $2.56 for the same period of 2018. The decrease per Boe was primarily due to higher G&A expense offset by higher sales volumes.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of the Company’s common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the six months ended June 30, 2019 stock-based compensation expense was $0.9 million compared to $1.5 million for the same period of 2018. The decrease is due to grants that have fully vested and the related expense already recognized.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, including accretion of future site development, for the six months ended June 30, 2019 increased to $25.8 million from $19.1 million for the same period of 2018. The increase was primarily due to higher future development costs included in the June 30, 2019  reserve report,  capital expenditures in the first six months of 2019, as well as higher production volumes during the three months ended June 30, 2019 as compared to the same period of 2018. DD&A expense per Boe for the six months ended June 30, 2019 was $13.93 compared to $11.31 in 2018. The increase was primarily the result of  higher future development costs.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of June 30, 2019, and June 30, 2018, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

Interest Expense. Interest expense for the six months ended June 30, 2019 increased to $5.7 million compared to $2.7 million for the same period of 2018. The increase in interest expense in 2019 was due to higher levels of debt during the six months ended June 30, 2019 as compared to the same period in 2018 as well as higher interest rates in 2019 as compared to 2018. The average interest rate during the six months ended June 30, 2019 was 6.0% compared to 5.0% for the same period of 2018.

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts as of June 30, 2019 and 2018 consisted of NYMEX-based fixed price swaps and basis differential swaps. The net estimated value of our commodity derivative contracts was a net liability of approximately $6.4 million as of June 30, 2019. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the six months ended June 30, 2019, we recognized a loss on our commodity derivative contracts of $23.4 million, consisting of a loss on closed contracts of $2.8 million and a loss of $20.6 million related to open contracts. For the six months ended June 30, 2018, we recognized a loss on our commodity derivative contracts of $27.6 million, consisting of a loss of $9.8 million on closed contracts and a loss of $17.8 million related to open contracts.

Income Tax Expense. For the six months ended June 30, 2019 and 2018 there was no income tax expense recognized as a result of our NOL carryforwards.

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

Working Capital (Deficit). At June 30, 2019, our current liabilities of $67.8 million exceeded our current assets of $32.0 million resulting in a working capital deficit of $35.8 million. This compares to a working capital deficit of $13.6 million at December 31, 2018. Current assets at June 30, 2019 primarily consisted of  accounts receivable of  $30.7 million, current amount of our derivative asset of  $0.5 million and other current assets of $0.8 million. Current liabilities at June 30, 2019 primarily consisted of trade payables of  $41.1 million, revenues due third parties of $17.1 million, current maturities of long-term debt of $0.3 million, the current amount of our derivative liability of $7.8 million and accrued expenses and other of  $1.6 million. The working capital deficit is expected to be funded by cash flows from operations and borrowings under our credit facility.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2019 and 2018 were $63.6 million and $76.1 million, respectively.

The table below sets forth the components of these capital expenditures:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Expenditure category:
Exploration/Development	$63,483	$53,623
Acquisitions	-	21,769
Facilities and other	94	729
Total	$63,577	$76,121

During the six months ended June 30, 2019 our expenditures were primarily for development of our existing properties. For the six months ended June 30, 2018, expenditures were primarily for the development of our existing properties  and the acquisition of leaseholds. Capital expenditures for the six months ended June 30,  2019  of $63.6 million includes $3.2 million for a decrease in capital expenditures in accounts payable, net capital expenditures of $60.4 million was applicable to our 2019 capital expenditures budget.  We anticipate making capital expenditures in 2019 of approximately $86.0 million, of which approximately $47.0 million is allocated to acquiring additional acreage and developing our Bone Spring/Wolfcamp acres in the Permian/Delaware Basin. The 2019 budget also allocates approximately $27.0 million for developing our Williston Basin/Bakken/Three Forks play in North Dakota, with the remaining amount allocated to acquisitions, facilities and general corporate purposes. The 2019 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, our financial results and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise. Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows from operations will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$42,699	$45,286
Net cash used in investing activities	(46,772)	(73,709)
Net cash provided by financing activities	3,206	27,687
Total	$(867)	$(736)

Operating activities for the six months ended June 30, 2019 provided $42.7 million in cash compared to providing $45.3 million in the same period of 2018. Reductions in operating income offset by changes in operating assets and liabilities accounted for most of these funds. Investing activities used $46.8 million during the six months ended June 30, 2019  primarily for the development of our existing properties. Investing activities used $73.7 million during the six months ended June 30, 2018 primarily for the development of our existing properties and acquisition of leasehold, partially offset by proceeds from the sale of oil and gas properties.  Financing activities provided $3.2 million for the six months ended June 30, 2019 compared to providing $27.7 million for the same period of 2018. Funds provided during the six months ended June 30, 2019  and 2018, were primarily net proceeds from borrowings under our credit facility.

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

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and
•	Operating leases.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of June 30, 2019:

	Payments due in twelve month periods ending:
Contractual Obligations	Total	June 30, 2020	June 30, 2021-2022	June 30, 2023-2024	Thereafter
Long-term debt (1)	$186,227	$274	$183,590	$2,363	$-
Interest on long-term debt (2)	30,523	10,585	19,823	115	-
Lease obligations (3)	513	284	119	68	42
Total	$217,263	$11,143	$203,532	$2,546	$42

(1)	These amounts represent the balances outstanding under our credit facility and the real estate lien note. These payments assume that we will not borrow additional funds.
(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.
(3)	Lease obligations.

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At June 30, 2019, our reserve for these obligations totaled $7.8 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At June 30, 2019, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At June 30, 2019, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
Credit facility	$183,000	$180,000
Real estate lien note	3,227	3,358
	186,227	183,358
Less current maturities	(274)	(267)
	$185,953	$183,091

Credit Facility

The Company has a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of June 30, 2019, $183.0 million was outstanding under the Credit Facility.

The credit facility has a maximum commitment of $300.0 million and availability is subject to a borrowing base. At June 30, 2019, we had a borrowing base of $217.5 million. The borrowing base is determined semi-annually by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations. Outstanding borrowings in excess of the borrowing base must be repaid immediately or we must pledge additional oil and gas properties or other assets as collateral. We do not currently have any substantial unpledged assets and we may not have the financial resources to make any mandatory principal payments. In addition, a reduction of the borrowing base could also cause us to fail to be in compliance with the financial covenants described below. The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below, and (b) at all other times, at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or, (ii) if we elect, LIBOR plus, in each case, 2.5%-3.5% depending on the utilization of the borrowing base. At June 30, 2019, the interest rate on the credit facility was approximately 5.7% assuming LIBOR borrowings.

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

At June 30, 2019, we were in compliance with all of these financial covenants. As of June 30, 2019, the interest coverage ratio was 8.12 to 1.00, the total debt to EBITDAX ratio was 2.24 to 1.00, and our current ratio was 1.10 to 1.00.

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

The credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities. As of June 30, 2019, we were in compliance with all of the terms of our credit facility.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672. The maturity date of the note is July 20, 2023. As of June 30, 2019 and December 31, 2018, $3.2 million and $3.4 million, respectively, were outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We have entered into commodity swaps on approximately 85% of our estimated oil production from our net proved developed producing reserves (based on reserve estimates at December 31, 2018) from July 1 through December 31, 2019, 85% for 2020 and 75% for 2021.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the six months ended June 30, 2019, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $6.9 million. If commodity prices decline from current levels, the impact on operating revenues and cash flow, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

Derivative Instrument Sensitivity

At June 30, 2019, the aggregate fair market value of our commodity derivative contracts was a net liability of approximately $6.4 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of June 30, 2019, we had $183.0 million of outstanding indebtedness under our credit facility. Outstanding amounts under the credit facility bear interest at (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below and (b) at all other times, the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or, (ii) if we elect LIBOR plus 2.5%-3.5%, depending on the utilization of the borrowing base. At June 30, 2019, the interest rate on the credit facility was approximately 5.7% assuming LIBOR borrowings. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $1.8 million on an annual basis, based on our outstanding indebtedness as of June 30, 2019.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Abraxas’ “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2019 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.    Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. At June 30, 2019, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on its financial position or results of operations.

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

Date	August 9, 2019	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	August 9, 2019	By: /s/Steven P. Harris
STEVEN P. HARRIS
Vice President and
Principal Financial Officer

Date	August 9, 2019	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Vice President and
Principal Accounting Officer