Form 10-Q
period 2019-09-30
ABRAXAS PETROLEUM CORP
filed 2019-11-13
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of November 8, 2019 was 168,399,643.

The terms “Abraxas,” “Abraxas Petroleum,” “we,” “us,” “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its subsidiaries, including Raven Drilling, LLC.

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

Initial production, or IP, rates, for both our wells and for those wells that are located near our properties, are limited data points in each well’s productive history. These rates are sometimes actual rates and sometimes extrapolated or normalized rates. As such, the rates for a particular well may change as additional data become available. Peak production rates are not necessarily indicative or predictive of future production rates, expected ultimate recovery (EUR), or economic rates of return from such wells and should not be relied upon for such purpose. Equally, the way we calculate and report peak IP rates and the methodologies employed by others may not be consistent, and thus the values reported may not be directly and meaningfully comparable. Lateral lengths described are indicative only. Actual completed lateral lengths depend on various considerations such as lease-line offsets. Abraxas' standard length laterals, sometimes referred to as 5,000 foot laterals, are laterals with completed length generally between 4,000 feet and 5,500 feet. Mid-length laterals, sometimes referred to as 7,500 foot laterals, are laterals with completed length generally between 6,500 feet and 8,000 feet. Long laterals, sometimes referred to as 10,000 foot laterals, are laterals with completed length generally longer than 8,000 feet.

GLOSSARY OF TERMS

Unless otherwise indicated in this report, gas volumes are stated at the legal pressure base of the State or area in which the reserves are located at 60 degrees Fahrenheit.  Oil and gas equivalents are determined using the ratio of six Mcf of gas to one barrel of oil, condensate or natural gas liquids.

The following definitions apply to the technical terms used in this report.

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

* This definition is an abbreviated version of the complete definition set forth in Rule 4-10(a) of Regulation S-X. For the complete definition, see:http://www.ecfr.gov/cgi-bin/retrieveECFR?gp=1&SID=

aa25d3cede06103c0ecec861362497d&ty=HTML&h=L&n=pt17.3.210&r=PART#se17.3.210_14_610

ABRAXAS PETROLEUM CORPORATION

FORM 10 – Q

Part I

FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,139	$867
Accounts receivable:
Joint owners, net	4,556	17,110
Oil and gas production sales	17,711	21,991
Other	1,002	535
Total accounts receivable	23,269	39,636

Derivative asset - short-term	4,388	9,602
Assets held for sale	7,876	—
Other current assets	921	626
Total current assets	43,593	50,731

Property and equipment:
Proved oil and gas properties, full cost method	1,153,672	1,091,905
Other property and equipment	39,580	39,453
Total	1,193,252	1,131,358
Less accumulated depreciation, depletion, amortization and impairment	(806,916)	(768,140)
Total property and equipment, net	386,336	363,218

Operating lease right-of-use assets	441	-
Deferred financing fees, net	822	1,149
Derivative asset - long-term	9,577	10,527
Other assets	255	265
Total assets	$441,024	$425,890

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,542	$39,571
Joint interest oil and gas production payable	19,062	23,063
Accrued interest	283	335
Other accrued expenses	1,235	511
Operating lease liability - current	189	—
Derivative liability short-term	5,560	616
Current maturities of long-term debt	276	267
Total current liabilities	59,147	64,363

Long-term debt – less current maturities	200,883	183,091
Operating lease liabilities	224	—
Derivative liability long-term	1,754	4,434
Future site restoration	7,443	7,492
Total liabilities	269,451	259,380

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 400,000,000 shares; 168,399,643 and 166,713,784 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,684	1,667
Additional paid-in capital	419,626	417,844
Accumulated deficit	(249,737)	(253,001)
Total stockholders’ equity	171,573	166,510
Total liabilities and stockholders’ equity	$441,024	$425,890

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Oil and gas production revenues
Oil	$31,228	$37,039	$97,355	$100,505
Gas	226	1,897	2,107	5,882
Natural gas liquids	61	2,677	1,382	6,735
Other	21	12	26	49
Total revenue	31,536	41,625	100,870	113,171
Operating costs and expenses:
Lease operating	5,647	6,724	21,447	17,023
Production and ad valorem taxes	2,495	3,569	8,519	9,167
Rig expense	-	-	672	-
Depreciation, depletion, amortization and accretion	12,605	11,142	38,367	30,241
General and administrative (including stock-based compensation of $504; $428; $1,398 and $1,894, respectively)	2,736	2,586	8,169	8,379
Total operating cost and expenses	23,483	24,021	77,174	64,810
Operating income	8,053	17,604	23,696	48,361

Other (income) expense:
Interest income	(27)	-	(50)	(1)
Interest expense	2,951	1,952	8,706	4,644
Amortization of deferred financing fees	169	113	418	320
(Gain) 1oss on derivative contracts	(12,081)	13,568	11,358	41,215
Loss on sale of non-oil and gas assets	-	194	-	181
Total other (income) expense	(8,988)	15,827	20,432	46,359
Income before income tax	17,041	1,777	3,264	2,002
Income tax (expense) benefit	—	—	—	—
Net income	$17,041	$1,777	$3,264	$2,002

Net income per common share - basic	$0.10	$0.01	$0.02	$0.01
Net income per common share - diluted	$0.10	$0.01	$0.02	$0.01

Weighted average shares outstanding:
Basic	166,572	165,392	166,046	165,083
Diluted	169,599	167,629	166,493	167,865

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share data)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	168,452,060	$1,684	$419,122	$(266,778)	$154,028
Net income	-	-	-	17,041	17,041
Stock-based compensation	-	-	504	-	504
Stock options exercised	-	-	-	-	-
Restricted stock issued, net of forfeitures	(52,417)	-	-	-	-
Balance at September 30, 2019	168,399,643	$1,684	$419,626	$(249,737)	$171,573

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2018	166,711,210	$1,667	$416,944	$(310,597)	$108,014
Net income	-	-	-	1,777	1,777
Stock-based compensation	-	-	428	-	428
Stock options exercised	2,147	(1)	-	-	(1)
Restricted stock issued, net of forfeitures	(103,539)	-	-	-	-
Balance at September 30, 2018	166,609,818	$1,666	$417,372	$(308,820)	$110,218

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	166,713,784	$1,667	$417,844	$(253,001)	$166,510
Net income	-	-	-	3,264	3,264
Stock-based compensation	-	-	1,398	-	1,398
Stock options exercised	423,369	4	397	-	401
Restricted stock issued, net of forfeitures	1,262,490	13	(13)	-	-
Balance at September 30, 2019	168,399,643	$1,684	$419,626	$(249,737)	$171,573

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	165,889,901	$1,659	$415,471	$(310,822)	$106,308
Net income	-	-	-	2,002	2,002
Stock-based compensation	-	-	1,894	-	1,894
Stock options exercised	147,400	1	13	-	14
Restricted stock issued, net of forfeitures	572,517	6	(6)	-	-
Balance at September 30, 2018	166,609,818	$1,666	$417,372	$(308,820)	$110,218

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$3,264	$2,002
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of non-oil and gas assets	-	181
Net loss on derivative contracts	11,358	41,215
Net cash settlements paid on derivative contracts	(2,930)	(16,575)
Depreciation, depletion, amortization and accretion	38,367	30,241
Amortization of deferred financing fees	418	320
Stock-based compensation	1,398	1,894
Settlement of asset retirement obligation	(474)	—
Changes in operating assets and liabilities:
Accounts receivable	16,367	(14,326)
Other assets	(502)	1,727
Accounts payable and accrued expenses	(6,249)	20,025
Net cash provided by operating activities	61,017	66,704

Investing Activities
Capital expenditures, including purchases and development of properties	(89,621)	(132,989)
Proceeds from the sale of oil and gas properties	16,765	3,116
Proceeds from the sale of non-oil and gas assets	-	26
Net cash used in investing activities	(72,856)	(129,847)

Financing Activities
Proceeds from long-term borrowings	38,000	93,000
Payments on long-term borrowings	(20,199)	(31,193)
Deferred financing fees	(91)	(296)
Exercise of stock options	401	14
Net cash provided by financing activities	18,111	61,525

Increase (decrease) in cash and cash equivalents	6,272	(1,618)
Cash and cash equivalents at beginning of period	867	1,618
Cash and cash equivalents at end of period	$7,139	$-

Supplemental disclosures of cash flow information:
Interest paid	$8,706	$4,402

Non-cash investing and financing activities
Properties classified as held for sale	$7,876	$-
Change in capital expenditures included in accounts payable	$(3,445)	$(3,823)
Change in asset retirement obligations	$(379)	$(1,436)

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies we follow as of January 1, 2019 are set forth in the notes to our audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019. Such policies have been continued without change, except as noted herein, due to the change in lease accounting adopted. All material items included in those notes have not changed except as a result of normal transactions in the interim, or as disclosed within this report. The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants, and in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and the cash flows for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Developments

At September 30, 2019, we were not in compliance with respect to our current ratio financial covenant under the Credit Facility and subsequently received a waiver related only to compliance at September 30, 2019.  Further, as part of our scheduled Fall Redetermination on our Credit Facility, our borrowing base was lowered from $207.5 million to $135.0 million, and we concurrently entered into new financing which we refer to as the second lien credit facility, which has a maximum commitment of $100.0 million.  Refer to footnote 10 “Subsequent Events” for more information regarding the amendments on the credit facility and new financing under the second lien credit facility entered during the period.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on our previously reported results of operations.

Consolidation Principles

The terms “Abraxas,” “Abraxas Petroleum,” “we,” “us,” “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its subsidiaries, including Raven Drilling, LLC (“Raven Drilling”).

Rig Accounting

In accordance with SEC Regulation S-X, no income is recognized in connection with contractual drilling services performed in connection with properties in which we or our affiliates hold an ownership, or other economic interest. Any income not recognized as a result of this limitation is credited to the full cost pool and recognized through lower amortization as reserves are produced.

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

The new standard was effective  in the first quarter of 2019 and we adopted the new standard using a modified retrospective approach, with the date of initial application on January 1, 2019. Consequently, upon transition, we recognized an ROU asset (or operating lease right-of-use asset) and a lease liability with no retained earnings impact. We applied the following practical expedients as provided in the standards update which provide elections to:

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

Stock-Based Compensation and Option Plans

Stock Options

We currently utilize a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and directors.

The following table summarizes our stock-based compensation expense related to stock options for the periods presented:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2019	2018	2019	2018
$76	$327	$301	$1,241

The following table summarizes our stock option activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2018	7,549	$2.37	$1.68
Granted	—	—	—
Exercised	(469)	$0.98	$0.68
Forfeited	(589)	$3.02	$2.14
Outstanding, September 30, 2019	6,491	$2.41	$1.71

As of September 30, 2019, there was approximately $0.3 million of unamortized compensation expense related to outstanding stock options that will be recognized from 2019 through 2022.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the recipient of the award terminates employment with us prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2019:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2018	827	$2.15
Granted	1,315	$1.34
Vested/Released	(228)	$2.22
Forfeited	(52)	$1.65
Unvested, September 30, 2019	1,862	$1.58

The following table summarizes our stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2019	2018	2019	2018
$273	$26	$694	$494

As of September 30, 2019, there was approximately $2.2 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized from 2019 through 2022.

Performance Based Restricted Stock

We issue performance-based shares of restricted stock to certain officers and employees under the Abraxas Petroleum Corporation Amended and Restated 2005 Employee Long-Term Equity Incentive Plan. The shares will vest in three years from the grant date upon the achievement of performance goals based on our Total Shareholder Return (“TSR”) as compared to a peer group of companies. The number of shares which would vest depends upon the rank of our TSR as compared to the peer group at the end of the three-year vesting period and can range from zero percent of the initial grant up to 200% of the initial grant.

The table below provides a summary of Performance Based Restricted Stock as of the date indicated:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2018	405	$2.37
Granted	803	$1.34
Vested/Released	—	$-
Forfeited	(43)	$1.57
Unvested, September 30, 2019	1,165	$1.69

Compensation expense associated with the performance based restricted stock is based on the grant date fair value of a single share as determined using a Monte Carlo Simulation model which utilizes a stochastic process to create a range of potential future outcomes given a variety of inputs. As the Compensation Committee intends to settle the performance based restricted stock awards with shares of our common stock, the awards are accounted for as equity awards and the expense is calculated on the grant date assuming a 100% target payout and amortized over the life of the awards.

 The following table summarizes our stock-based compensation expense related to performance based restricted stock for the periods presented:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2019	2018	2019	2018
$155	$75	$403	$159

As of September 30, 2019, there was approximately $1.3 million of unamortized compensation expense relating to outstanding performance based restricted shares that will be recognized from 2019 through 2022.

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At September 30, 2019 and 2018, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

In May 2019, we closed on the sale of our non-operated assets in the Bakken. Proceeds from the sale of approximately $15.8 million were used to reduce outstanding indebtedness under our credit facility. In accordance with full cost accounting rules, the sale was not deemed to be significant; therefore, no gain or loss was recorded and the proceeds were credited to the full cost pool.

Assets Held for Sale

At September 30, 2019, we entered into contracts to divest of  its remaining South Texas assets and two non-operated properties in Reeves County Texas. These assets are presented separately as “Assets held for sale" in the consolidated balance sheet at September 30, 2019.  Assets held for sale were measured at the lower of their carrying amount or estimated fair value less costs to sell. The amount allocated to assets held for sale were recorded as a reduction to the full cost pool. The transactions, with combined proceeds of $7.9 million, closed on October 18, 2019 and November 1, 2019, respectively.

Restoration, Removal and Environmental Liabilities

We are subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed.

Liabilities for expenditures of a non-capital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable.

We account for future site restoration obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense in the accompanying condensed consolidated financial statements.

The following table summarizes our future site restoration obligation transactions for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30, 2019	December 31, 2018
Beginning future site restoration obligation	$7,492	$8,775
New wells placed on production and other	80	612
Deletions related to property disposals and plugging costs	(945)	(2,270)
Accretion expense	330	516
Revisions and other	486	(141)
Ending future site restoration obligation	$7,443	$7,492

2. Revenue from Contracts with Customers

Revenue Recognition

Sales of oil, gas and natural gas liquids (“NGL”) are recognized at the point in time when control of the product is transferred to the customer and collectability is reasonably assured. Our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, physical location, quality of the oil or gas, and prevailing supply and demand conditions. As a result, the price of the oil, gas and NGL fluctuates to remain competitive with other available oil, gas and NGL supplies in the market. We believe that the pricing provisions of our oil, gas and NGL contracts are customary in the industry.

Oil sales

Our oil sales contracts are generally structured such that we sell our oil production to a purchaser at a contractually specified delivery point at or near the wellhead. The crude oil production is priced on the delivery date based upon prevailing index prices less certain deductions related to oil quality, physical location and transportation costs incurred by the purchaser subsequent to delivery. We recognize revenue when control transfers to the purchaser upon delivery at or near the wellhead at the net price received from the purchaser.

Gas and NGL Sales

Under our gas processing contracts, we deliver wet gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity processes the natural gas and remits proceeds to us based upon either (i) the resulting sales price of NGL and residue gas received by the midstream processing entity from third party customers, or (ii) the prevailing index prices for NGL and residue gas in the month of delivery to the midstream processing entity. Gathering, processing, transportation and other expenses incurred by the midstream processing entity are typically deducted from the proceeds that we receive.

In these scenarios, we evaluate whether the midstream processing entity is the principal or the agent in the transaction. In our gas purchase contracts, we have concluded that the midstream processing entity is the agent, and thus, the midstream processing entity is our customer. Accordingly, we recognize revenue upon delivery to the midstream processing entity based on the net amount of the proceeds received from the midstream processing entity.

Disaggregation of Revenue

We are focused on the development of oil and natural gas properties primarily located in the following three operating regions in the United States: (i) the Permian/Delaware Basin, (ii) Rocky Mountain and (iii) South Texas. Subsequent to September 30, 2019, we sold our remaining South Texas assets, which sale closed on November 1, 2019. Revenue attributable to each of those regions is disaggregated in the tables below.

	Three Months Ended September 30,
	2019			2018
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$14,315	$66	$80	$11,433	$681	$890
Rocky Mountain	$16,157	$14	$(19)	$23,743	$939	$1,741
South Texas	$756	$146	$-	$1,863	$277	$46

	Nine Months Ended September 30,
	2019			2018
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$38,940	$377	$421	$35,471	$2,209	$2,301
Rocky Mountain	$55,524	$1,176	$958	$58,462	$2,740	$4,324
South Texas	$2,891	$554	$3	$6,572	$933	$110

Significant Judgments

Principal versus agent

We engage in various types of transactions in which midstream entities process our gas and subsequently market resulting NGL and residue gas to third-party customers on our behalf, such as our percentage-of-proceeds and gas purchase contracts. These types of transactions require judgment to determine whether we are the principal or the agent in the contract and, as a result, whether revenues are recorded gross or net.

Transaction price allocated to remaining performance obligations

A significant number of our product sales are short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC Topic 606-10-50-14 exempting us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For product sales that have a contract term greater than one year, we have utilized the practical expedient in ASC Topic 606-10-50-14(a) which states we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract balances

Under our product sales contracts, we are entitled to payment from purchasers once our performance obligations have been satisfied upon delivery of the product, at which point payment is unconditional. We record invoiced amounts as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheet.

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as we have satisfied our performance obligations through delivery of the relevant product. As a result, we have concluded that our product sales do not give rise to contract assets or liabilities under ASU 2014-09. At September 30, 2019 and December 31, 2018, our receivables from contracts with customers were $17.7 million and $22.0 million, respectively.

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain gas and NGL sales may not be received for 30 to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production that was delivered to the midstream purchaser and the price that will be received for the sale of the product. Additionally, to the extent actual volumes and prices of oil are unavailable for a given reporting period because of timing or information not received from third party purchasers, the expected sales volumes and prices for those barrels of oil are also estimated.

We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three and nine months ended September 30, 2019, and 2018 revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

3.  Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three and nine months ended September 30, 2019 and 2018, there was no income tax benefit due to net operating loss carryforwards ("NOLs") and we recorded a full valuation allowance against our net deferred taxes.

At December 31, 2018, we had, subject to the limitation discussed below, $245.2 million of pre-2018 NOLs and $25.2 million of 2018 NOL carryforwards for U.S. tax purposes.  Our pre-2018 NOLs will expire in varying amounts from 2023 through 2038, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising after January 1, 2018 can generally be carried forward indefinitely and can offset up to 80% of future taxable income for regular tax purposes. Effective January 1, 2018 the alternative minimum tax no longer applies to corporations.

The use of our NOLs will be limited if there is an "ownership change" in our common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of September 30, 2019, we have not had an ownership change as defined by Section 382. Given historical losses, uncertainties exist as to the future utilization of the NOL. Therefore, we established a valuation allowance of $67.3 million for deferred tax assets at December 31, 2018 and September 30, 2019

As of September 30, 2019, we did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2013 through 2018 remain open to examination by the tax jurisdictions to which we are subject.

Tax legislation, commonly referred to as the Tax Cuts and Jobs Act (H.R. 1), was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Since our federal deferred tax asset was fully offset by a valuation allowance, the reduction in the U.S. corporate income tax rate to 21% did not materially affect our financial statements. Significant provisions  that  may impact income taxes in future years include: the repeal of the corporate Alternative Minimum Tax, the limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income for levered balance sheets, a limitation on utilization of NOLs generated after tax year 2017 to 80% of taxable income, the unlimited carryforward of NOLs generated after tax year 2017, temporary 100% expensing of certain business assets, additional limitations on certain general and administrative expenses, and changes in determining the excessive compensation limitation. Currently, we do not anticipate paying federal income taxes in the near term due to any of the legislative changes, primarily due to the availability of our NOL carryforwards. Future interpretations relating to the recently enacted U.S. federal income tax legislation which vary from our current interpretation and possible changes to state tax laws in response to the recently enacted federal legislation may have a significant effect on this projection.

4. Long-Term Debt

The following is a description of our debt as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
Senior secured credit facility	$198,000	$180,000
Real estate lien note	3,159	3,358
	201,159	183,358
Less current maturities	(276)	(267)
	$200,883	$183,091

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of September 30, 2019, $198.0 million was outstanding under the credit facility.  At September 30, 2019, the credit facility had a maximum commitment of $300.0 million and availability was subject to a borrowing base. At September 30, 2019, we had a borrowing base of $207.5 million. The borrowing base was reduced to $135.0 million in connection with the fall redetermination which closed on November 13, 2019 and the resulting deficiency was immediately paid using $95.0 million of the proceeds obtained from the Second Lien Credit Facility.  On November 13, 2019, the outstanding balance on the Credit Facility and the Second Lien Credit Facility was $94.0 million and $100.0 million, respectively, leaving availability of $41.0 million and $0 on the Credit Facility and Second Lien Credit Facility, respectively. See Note 10., Subsequent Events, to the Consolidated Financial Statements.  The borrowing base is determined semi-annually (April and October) by the lenders based upon reserve reports, one of which must be prepared by independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations (April and October) and we are able to request one redetermination during any six-month period between scheduled redeterminations. Outstanding borrowings in excess of the borrowing base must be repaid immediately or we must pledge additional oil and gas properties or other assets as collateral. We do not currently have any substantial unpledged assets and may not have the financial resources to make any mandatory principal payments. In addition, a reduction of the borrowing base could also cause us to fail to be in compliance with the financial covenants. Our borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of its then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below, and (b) at all other times, at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or (ii) if we elect, LIBOR plus, in each case, 2.5%-3.5% depending on the utilization of the borrowing base. At September 30, 2019, the interest rate on the credit facility was approximately 5.5% assuming LIBOR borrowings.

Subject to earlier termination rights and events of default, the stated maturity date of the credit facility is May 16, 2022. Interest is payable quarterly on reference rate advances and not less than quarterly on LIBOR advances. We are permitted to terminate the credit facility and are able, from time to time, to permanently reduce the lenders’ aggregate commitment under the credit facility in compliance with certain notice and dollar increment requirements.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio, as defined in the credit facility, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  We are also required as of the last day of each quarter to maintain a total debt to consolidated EBITDAX ratio of not more than 3.50 to 1.00. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term total debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income and franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including any provision for the reduction in the carrying value of assets recorded in accordance with GAAP,  non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts plus expenses incurred in connection with the negotiation, execution, delivery and performance of the credit facility plus expenses incurred in connection with any acquisition permitted under the credit facility plus expenses incurred in connection with any offering of senior unsecured notes, subordinated debt or equity plus up to $1.0 million of extraordinary expenses not incurred in the ordinary course of business in any 12-month period plus extraordinary losses minus all positive non-cash items of income which were included in determining consolidated net income, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to consolidated EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the headquarters building and obligations with respect to surety bonds and derivative contracts.

At September 30, 2019, we were in compliance with the interest coverage ratio and the total debt to consolidated EBITDAX ratio and received a waiver with respect to our non-compliance with the current ratio.  See Note 10, Subsequent Events, for information regarding our entry into the Master Assignment and Acceptance Agreement, Waiver and Amendment No. 9 to Third Amended and Restated Credit Agreement. As of September 30, 2019, the interest coverage ratio was 7.20 to 1.00, the total debt to consolidated EBITDAX ratio was 2.49 to 1.00, and our current ratio was 0.91 to 1.00. We received a waiver for the non-compliance with the current ratio which related only to the compliance as of September 30, 2019.

The credit facility contains a number of covenants that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness;

•	transfer or sell assets;

•	create liens on assets;

•	engage in transactions with affiliates other than on an “arm’s length” basis;

•	make any change in the principal nature of our business; and

•	permit a change of control.

The credit facility also contains certain additional covenants including requirements that:

•	100% of the net proceeds from any terminations of derivative contracts must be used to repay amounts outstanding under the credit facility; and

•	if the sum of our cash on hand plus liquid investments exceeds $10.0 million, then the amount in excess of $10.0 million must be used to pay amounts outstanding under the credit facility.

•	that we maintain liquidity of no less than $15.0 million at the end of each month, consisting of cash on hand and availability under the credit facility.

The credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities. As of September 30, 2019, we were in compliance with all of the terms of the credit facility, or have since received waivers with regard to any noncompliance.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672. The maturity date of the note is July 20, 2023. As of September 30, 2019 and December 31, 2018, $3.2 million and $3.4 million, respectively, were outstanding on the note.

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$17,041	$1,777	$3,264	$2,002
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	166,572	165,392	166,046	165,083
Effect of dilutive securities:
Stock options and restricted shares	3,027	2,237	447	2,782
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	169,599	167,629	166,493	167,865

Net income per common share - basic	$0.10	$0.01	$0.02	$0.01

Net income per common share - diluted	$0.10	$0.01	$0.02	$0.01

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed similar to basic; however diluted income per share reflects the assumed conversion of all potentially dilutive securities. For the three months ended September 30, 2019 and 2018, 6,491 and 3,706 and for the nine months ended September 30, 2019 and 2018  6,361 and 4,487 shares of potential shares relating to stock options were excluded from the calculation of diluted income per share since their inclusion would have been anti-dilutive due to the options being underwater, respectively.

6.  Hedging Program and Derivatives

The derivative contracts we utilize are based on index prices that may and often differ from the actual oil and gas prices realized in our operations.  Our derivative contracts do not qualify for hedge accounting; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. There are no netting agreements relating to these derivative contracts and there is no policy to offset.

The following table sets forth the summary position of our derivative contracts as of September 30, 2019:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
2019 October - December	5,268	$56.63
2020 January - December	3,777	$55.23
2021 January - December	2,808	$57.82

Basis Swaps
2019 October - December	4,000	$2.98
2020 January - December	4,000	$2.98

The following table illustrates the impact of derivative contracts on our balance sheet:

Fair Value of Derivative Contracts as of September 30, 2019
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$4,388	Derivatives – current	$5,560
Commodity price derivatives	Derivatives – long-term	9,577	Derivatives – long-term	1,754
		$13,965		$7,314

Fair Value of Derivative Contracts as of December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$9,602	Derivatives – current	$616
Commodity price derivatives	Derivatives – long-term	10,527	Derivatives – long-term	4,434
		$20,129		$5,050

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We are further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2019
Assets:
NYMEX fixed price derivative contracts	$—	$13,965	$—	$13,965
Total Assets	$—	$13,965	$—	$13,965

Liabilities:
NYMEX fixed price derivative contracts	$—	$335	$—	$335
NYMEX basis differential swaps	—	—	6,979	6,979
Total Liabilities	$—	$335	$6,979	$7,314

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Assets:
NYMEX fixed price derivative contracts	$—	$18,172	$—	$18,172
NYMEX basis differential swap contracts	—	—	1,957	1,957
Total Assets	$—	$18,172	$1,957	$20,129

Liabilities:
NYMEX fixed price derivative contracts	$—	$—	$—	$—
NYMEX basis differential swaps	—	—	5,050	5,050
Total Liabilities	$—	$-	$5,050	$5,050

As of  September 30, 2019  and December 31, 2018 our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party. Under basis swaps, if the market price is above the fixed price, we pay the counter-party, if the market price is below the fixed price, the counter-party pays us. The NYMEX-based fixed price derivative swaps and basis differential swap contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these types of derivative contracts. As the fair value of NYMEX-based fixed price swaps are based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness. The fair value of the basis differential swap instruments are based on inputs that are not as observable as the fixed price swaps. In addition to the actively quoted market price, variables such as time value, volatility and other unobservable inputs are used. Accordingly, these instruments have been classified as Level 3.

The following is additional information for our recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the nine months ended September 30, 2019.

Unobservable inputs at January 1, 2019	$(3,093)
Changes in market value	(5,785)
Settlements during the period	1,899
Unobservable inputs at September 30, 2019	$(6,979)

Nonrecurring Fair Value Measurements

We follow the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As it relates to us, ASC 820-10 applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value and the initial recognition of asset retirement obligations for which fair value is used.

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, we have designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of our asset retirement obligation is presented in Note 1.

Other Financial Instruments

The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. At September 30, 2019, the fair value of our credit facility was approximately $175 million calculated based on the fair value of similar lending facilities (Level 2) since an observable quoted price of the debt or a similar asset or liability is not readily available.

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

The components of our total lease expense for the three and nine months ended September 30, 2019, the majority of which is included in lease operating expense, are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$119	$359
Short-term lease expense (1)	$503	$1,442
Total lease expense	$622	$1,801

Short-term lease costs (2)	$1,130	$4,900

(1)	Short-term lease expense represents expense related to leases with a contract term of 12 months or less.
(2)	These short-term lease costs are related to leases with a contract term of 12 months or less which are related to drilling rigs and are capitalized as part of natural gas and oil properties on our balance sheet.

Supplemental balance sheet information related to our operating leases is included in the table below:

September 30, 2019
Operating lease ROU assets	$441
Operating lease liability - current	$189
Operating lease liabilities - long-term	$224

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

September 30, 2019
Weighted Average Remaining Lease Term (in years)	6.64
Weighted Average Discount Rate	6%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

Operating Leases
Remainder of 2019	$206
2020	76
2021	49
2022	43
2023	37
Thereafter	103
Total lease payments	514
Less imputed interest	(101)
Total lease liability	$413

As of December 31, 2018 our long-term operating leases were accounted for under the scope of ASC 840, "Leases". At December 31, 2018 we had only a lease on a residence and compressor equipment, with minimum lease payments with commitments that had initial or remaining lease terms in excess of one year. There were no other noncancelable leases during the year ended December 31, 2018.

Supplemental cash flow information related to our operating leases is included in the table below:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$119	$359
ROU assets added in exchange for lease obligations (since adoption)	$35	$770

9. Commitments and Contingencies

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2019, we were not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

10. Subsequent Events

Master Assignment and Acceptance Agreement, Waiver, and Amendment No. 9 to Third Amended and Restated Credit Agreement (the “Amendment”)

On November 13, 2019, we entered into the Master Assignment and Acceptance Agreement, Waiver, and Amendment No. 9 to Third Amended and Restated Credit Agreement with the subsidiary guarantors, Société Générale, as administrative agent and issuing lender, and the lenders party thereto, pursuant to which the parties agreed to, among other things, waive an event of default under the credit facility, redetermine the borrowing base, add Morgan Stanley Capital Administrators Inc. as a new lender to the credit facility, and consent to the release of certain mortgaged properties in Montana and Wyoming, in each case as more particularly set forth below.

For the fiscal quarter ended September 30, 2019, we failed to have a current ratio greater than 1.00 to 1.00, in violation of the current ratio financial covenant under the credit facility. Subject to the terms and conditions of the Amendment, Société Générale and each of the other lenders permanently waived such default and agreed not to charge default interest with respect to such default. In accordance with provisions governing the calculation of the borrowing base under the credit facility, we, Société Générale, and the lenders agreed that concurrently with the effectiveness of the Amendment, the borrowing base would be redetermined from $207.5 million to $135.0 million, with the new borrowing base amount to remain in effect until the next redetermination, (April 2020), or adjustment of the borrowing base pursuant to the credit facility. Simultaneously with the effectiveness of the Amendment, Morgan Stanley Capital Administrators Inc. was added to the credit facility as a new lender and agreed to be bound by the terms and provisions of the credit facility in all respects. Subject to the terms and conditions of the Amendment, Société Générale and the lenders consented to the release and discharge of liens granted on the oil and gas properties and any related as-extracted collateral and fixtures located in Montana and Wyoming constituting mortgaged properties in connection with the mortgaging of additional oil and gas properties in Texas and North Dakota.

Second Lien Credit Facility

On November 13, 2019, we entered into the Term Loan Credit Agreement, with Angelo Gordon Energy Servicer, LLC, as administrative agent, and certain other lenders party thereto, which we refer to as the Second Lien Credit Facility. The second lien credit facility has a maximum commitment of $100.0 million.  On November 13, 2019, $95.0 million of the net proceeds obtained from the Second Lien Credit Facility were used to reduce the borrowings outstanding on the Credit Facility.  On November 13, 2019, the outstanding balance on the Second Lien Credit Facility was $100.0 million.

Outstanding amounts under the Second Lien Credit Facility bear interest at the following rates: (a) if such loan is a reference rate loan, a rate per annum equal at all times to the Adjusted Reference Rate plus 8.00%, (b) if such loan is a Eurodollar loan, at a rate per annum equal to the Adjusted LIBO Rate, plus 9.0%, and (c) at any time an event of default exists, after as well as before judgment, at the rate then applicable to such amount payable plus an additional three percent (3%) per annum. The Loans under the Second Lien Credit Facility are issued with an original issue discount of 3.50% of par.

Subject to earlier termination rights and events of default, the stated maturity date of the Second Lien Credit Facility is November 13, 2022. Interest is payable quarterly on reference rate loans and at the end of each three-month interest period on Eurodollar loans. We are permitted to prepay the loans in whole or in part, in compliance with certain notice and dollar increment requirements, and subject to payment of a Make Whole Amount, where applicable. “Make Whole Amount” means, calculated as of any date occurring during the period commencing on the Closing Date (as defined in the second lien credit facility) and ending on the first anniversary of the Closing Date, the sum of the interest payments (calculated on the basis of the interest rate as of the date of the relevant prepayment without discount) that would have accrued and been paid from such date to the first anniversary of the Closing Date on the principal amount of all loans optionally prepaid under Section 305 therein, loans mandatorily prepaid under Section 305, and all loans accelerated or that otherwise become due upon the occurrence of certain triggering “Make Whole Events”, as determined by Angelo Gordon Energy Servicer, LLC.

Each of our subsidiaries has guaranteed our obligations under the Second Lien Credit Facility. Obligations under the second lien credit facility are secured by a first priority perfected security interest, subject to certain permitted liens, including those securing the indebtedness under the credit facility to the extent permitted by the Intercreditor Agreement, of even date with the second lien credit facility, among us, our subsidiaries, Angelo Gordon Energy Servicer, LLC and Société Générale, in all of our subsidiary guarantors’ material property and assets. The collateral is required to include properties comprising at least 90% of the PV-9 of our Proven Reserves and 95% of the PV-9 of the PDP Reserves of Oil and Gas Properties.

Under the Second Lien Credit Facility, we are subject to customary covenants, including certain financial covenants and reporting requirements. We are required to maintain a current ratio, as of the last day of each fiscal quarter, of not less than 1.00 to 1.00. We are required as of the last day of each fiscal quarter to maintain a total debt to consolidated EBITDAX ratio of not more than 4.00 to 1.00. We are required as of the last day of each fiscal quarter to maintain a minimum asset coverage ratio of not less than 1.25 to 1.00 for the period between December 31, 2019 and December 31, 2020, not less than 1.45 to 1.00 for the period between March 31, 2021 and December 31, 2021, and not less than 1.55 to 1.00 thereafter. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities. For purposes of this calculation, current assets include the aggregate unused availability under the credit facility, if any, but shall exclude any cash deposited with or at the request of a counterparty to any hedging arrangement or any assets representing a valuation account arising from the application of ASC 815, and cash in excluded accounts, and current liabilities excludes the current portion of long-term total debt and any liabilities  representing a valuation account arising from the application of ASC 815. The total debt to consolidated EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date. For purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with the Business Loan Agreement, dated November 13, 2008, among the Company, Abraxas Properties Incorporated and Plains Capital Bank, and obligations in respect of surety bonds and derivative contracts. For purposes of this calculation, EBITDAX is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income and franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including any provision for the reduction in the carrying value of assets recorded in accordance with GAAP, non-cash charges resulting from the application of ASC 815 and non-cash expenses incurred pursuant to ASC 718, plus all realized net cash proceeds arising from the periodic settlement of any hedge contract in accordance with its terms, plus all expenses incurred in connection with any permitted acquisition in an aggregate amount not to exceed $2.0 million in any 12-month period, plus other extraordinary expenses not incurred in the ordinary course of business in an aggregate amount not to exceed $1.0 million in any 12-month period, plus extraordinary losses, minus all positive non-cash items of income which were included in determining net income (including all non-cash income resulting from the requirements of ASC 815. The minimum asset coverage ratio is defined as the ratio of (a) the sum of PDP PV-9, plus DUC PV-9 (calculated based on the most recent Engineering Report then available and adjusted as contemplated in the definition of PV-9 to the date of determination), to (b) total debt as of the last day of such fiscal quarter (provided that no more than 20% of the sum provided for in clause (a) shall come from DUC PV-9). For purposes of this calculation, “PDP PV-9” means the PV-9 of all PDP Reserves. “PDP Reserves” means the Proven Reserves which are categorized as both “developed” and “producing” under the definitions for oil and gas reserves promulgated by the Society of Petroleum Evaluation Engineers as in effect at the time and reasonably acceptable to Angelo Gordon Energy Servicer, LLC “DUC PV-9” means the PV-9 of all proved reserves classified as Drilled Uncompleted. “Drilled Uncompleted” means any well bore for which the drilling process has ended, but its first completion process has not been concluded, or is not expected to be concluded, within six months from the date the drilling began; provided that such well bore has been completed so it is ready to produce Hydrocarbons within eighteen (18) months from the date the drilling began.

The Second Lien Credit Facility contains a number of covenants that, among other things, restrict our ability to:

●	incur or guarantee additional indebtedness;
●	transfer or sell assets;
●	create liens on assets;
●	engage in transactions with affiliates other than on an “arm’s length” basis;
●	make any change in the principal nature of our business; and
●	permit a change of control

The Second Lien Credit Facility also contains customary events of default, including nonpayment of principal or interest, violation of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities.

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

Oil and gas prices have been volatile and are expected to continue to be volatile.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL and gas prices in the future.  The market price of oil and condensate, NGL and gas in 2019  and 2020 will impact the amount of cash generated from operating activities, which will in turn impact our financial position.

During the nine months ended September 30, 2019, the NYMEX future price for oil averaged $56.92 per Bbl as compared to $66.80 per Bbl in the same period of 2018. During the nine months ended September 30, 2019, the NYMEX future spot price for gas averaged $2.56 per MMBtu compared to $2.85 per MMBtu in the same period of 2018. Prices closed on September 30, 2019 at $54.07 per Bbl of oil and $2.33 per MMBtu of gas, compared to closing on September 30, 2018 at $73.25 per Bbl of oil and $3.01 per MMBtu of gas.  On November 8, 2019, prices closed at $57.24 per Bbl of oil and $2.79 per MMBtu of gas.  If commodity prices decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income. The prices that we receive are also impacted by basis differentials, which can be significant, and are dependent on actual delivery points. Finally, low commodity prices will likely cause a reduction of our proved reserves, resulting in a reduction of the borrowing base under our credit facility.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the nine months ended September 30, 2019 and 2018:

	Oil - NYMEX		Gas - NYMEX
	2019	2018	2019	2018
Average realized price (1)	$52.05	$61.10	$0.69	$1.69
Average NYMEX price	56.92	66.80	2.56	2.85
Differential	$(4.87)	$(5.70)	$(1.87)	$(1.16)

(1) Excludes the impact of derivative activities.

At September 30, 2019, our derivative contracts consisted of NYMEX-based fixed price swaps and NYMEX basis differential swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party. Under basis differential swaps, we receive payment if the basis differential is greater than our swap price and pay when the differential is less than our swap price.

Our derivative contracts equate to approximately 78% of the estimated oil production from our net proved developed producing reserves (based on reserve estimates at June 30, 2019) from October 1 through December 31, 2019, 85% in 2020 and 86% in 2021. By removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow. We have in the past and will in the future sustain losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain gains on our commodity derivative contracts. For the nine months ended September 30, 2019, we realized a loss of $11.4  million, consisting of a loss of  $4.0 million on closed contracts and a loss of  $7.4 million related to open contracts. For the nine months ended September 30, 2018, we realized a loss of $41.2 million consisting of a loss of $16.6  million on closed contracts and a loss of $24.6 million related to open contracts.  We have not designated any of these derivative contracts as hedges as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at September 30, 2019:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
2019 October - December	5,268	$56.63
2020 January - December	3,777	$55.23
2021 January - December	2,808	$57.82

Basis Swaps
2019 October - December	4,000	$2.98
2020 January - December	4,000	$2.98

At September 30, 2019, the aggregate fair market value of our commodity derivative contracts was a net asset of approximately $6.7 million.

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

We had capital expenditures during the nine months ended September 30, 2019 of $85.8 million related to our exploration and development activities, net of changes in capital expenditures in accounts payable and changes in the asset retirement obligation balance. As of September 30, 2019, we have spent substantially all of our 2019 budget. A capital expenditure budget for 2020 has not yet been adopted. Management and board of directors are carefully weighing the important objectives of free cash flow generation, debt reduction, and production growth. A final decision on the capital budget for 2020 will be made at a later date. Management and the board of directors are also considering operating and overhead cost efficiencies that could be realized in connection with the 2020 capital budget.   Capital expenditure budget are subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, our financial results and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise. Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows from operations will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

The following table presents historical net production volumes for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total production (MBoe)	911	926	2,760	2,615
Average daily production (Boepd)	9,899	10,070	10,112	9,579
% Oil	66%	65%	68%	63%

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three and nine months ended September 30, 2019 and 2018, by our major operating regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil production (MBbls)
Rocky Mountain	319	369	1,085	947
Permian/Delaware Basin	268	207	736	601
South Texas	13	26	49	97
Total	600	602	1,870	1,645
Gas production (MMcf)
Rocky Mountain	605	556	1,706	1,601
Permian/Delaware Basin	311	499	1,079	1,470
South Texas	86	122	267	411
Total	1,002	1,177	3,052	3,482
NGL production (MBbls)
Rocky Mountain	103	86	272	265
Permian/Delaware Basin	41	40	109	120
South Texas	-	2	-	5
Total	144	128	381	390
Total production (MBoe) (1)	911	926	2,760	2,615
Average sales price per Bbl of oil (2)
Rocky Mountain	$50.60	$64.41	$51.17	$61.75
Permian/Delaware Basin	53.55	55.14	52.87	59.00
South Texas	57.40	72.04	59.11	67.76
Composite	52.07	61.54	52.05	61.10
Average sales price per Mcf of gas (2)
Rocky Mountain	$0.02	$1.69	$0.69	$1.71
Permian/Delaware Basin	0.21	1.36	0.35	1.50
South Texas	1.71	2.27	2.07	2.27
Composite	0.23	1.61	0.69	1.69
Average sales price per Bbl of NGL
Rocky Mountain	$(0.19)	$20.18	$3.52	$16.32
Permian/Delaware Basin	1.96	22.02	3.86	19.14
South Texas	-	28.08	-	23.87
Composite	0.42	20.86	3.63	17.27
Average sales price per Boe (2)	$34.60	$44.92	$36.53	$43.26
Average cost of production per Boe produced (3)
Rocky Mountain	$5.02	$6.99	$5.02	$6.35
Permian/Delaware Basin	7.28	6.13	11.56	5.48
South Texas	17.33	19.17	16.60	15.19
Composite	6.29	7.31	7.84	6.61

(1)	Oil and gas were combined by converting gas to Boe on the basis of 6 Mcf of gas to 1 Bbl of oil.
(2)	Before the impact of hedging activities.
(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flow from operating activities, borrowings under our credit facility, cash on hand, proceeds from the sale of properties, monetizing of derivative instruments, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.  As of September 30, 2019, our borrowing base was $207.5 million with $9.5 million of availability under our credit facility. The borrowing base was reduced to $135.0 million in connection with the fall redetermination which closed on November 13, 2019 and the resulting deficiency was immediately paid using $95.0 million of the proceeds obtained from the Second Lien Credit Facility.  On November 13, 2019, the outstanding balance on the Credit Facility and the Second Lien Credit Facility was $94.0 million and $100.0 million, respectively, leaving availability of $41.0 million and $0 on the Credit Facility and Second Lien Facility, respectively.

Borrowings and Interest.  At September 30, 2019, we had a total of  $198.0 million outstanding under our credit facility and total indebtedness of $201.2 million (including the current portion). If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

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

Operational Update

In Ward County, West Texas, the two well Greasewood NE Pad was successfully fraced with 64 stages between the two wells and recently began flowback.  Both wells, in which we own a 100% interest, have approximately 4,800 foot laterals, one in the Third Bone Spring and the other in the Wolfcamp B.  On our slow flowback protocol, the wells are currently producing over 1,000 barrels of oil and 1.2 million cubic feet of gas per day (1,200 barrels of oil equivalents per day) .  We expect them to reach peak rate in December 2019.

As previously discussed, we have only three gross (2.5 net) wells to drill in the Delaware Basin next year to maintain a 100 percent held by production status on all our leases in both the Bakken and Delaware.

We closed the two previously announced divestitures of non-core assets, one in South Texas and the other a non-operated position in Reeves County, Texas, for a total of approximately $7.9 million.  The proceeds were used to pay down borrowings under our reserve based loan (RBL).  The sale of the South Texas assets to Bayshore Energy TX LLC represents Abraxas’s exit from South Texas. The Reeves County Texas sale closed on October 18, 2019 and the South Texas sale closed on November 1, 2019.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenue (1):
Oil sales	$31,228	$37,039	$97,355	$100,505
Gas sales	226	1,897	2,107	5,882
NGL sales	61	2,677	1,382	6,735
Other	21	12	26	49
Total operating revenues	$31,536	$41,625	$100,870	$113,171
Operating income	$8,053	$17,604	$23,696	$48,361
Oil sales (MBbls)	600	602	1,870	1,645
Gas sales (MMcf)	1,002	1,177	3,052	3,482
NGL sales (MBbls)	144	128	381	390
Oil equivalents (MBoe)	911	926	2,760	2,615
Average oil sales price (per Bbl)(1)	$52.07	$61.54	$52.05	$61.10
Average gas sales price (per Mcf)(1)	$0.23	$1.61	$0.69	$1.69
Average NGL sales price (per Bbl)	$0.42	$20.86	$3.63	$17.27
Average oil equivalent sales price (Boe) (1)	$34.60	$44.92	$36.53	$43.26

___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

Operating Revenue. During the three months ended September 30, 2019, operating revenue decreased to $31.5 million from $41.6 million for the same period of 2018. The decrease in revenue was primarily due to lower commodity prices during the three months ended September 30, 2019 as compared to the same period of 2018. Lower realized commodity prices for all products had a negative impact of $9.9  million on operating revenue,  lower sales volumes for oil and gas slightly offset by higher NGL sales volumes negatively impacted revenue by  $0.2 million for the three months ended September 30, 2019.

Oil sales volumes decreased to 600 MBbl during the three months ended September 30, 2019 from 602 MBbl for the same period of 2018. The decrease in oil sales volume was primarily due to natural field declines and property sales, offset by new wells brought on line since the third quarter of 2018. New wells brought on line since the third  quarter of 2018 contributed 102 MBbl for the three months ended September 30, 2019. Gas sales volumes decreased to 1,002 MMcf for the three months ended September 30, 2019 from 1,177 MMcf for the same period of 2018. The decrease in gas production was primarily due to field declines and continued pipeline constraints in West Texas and North Dakota, additionally, we have shut in a number of dry gas wells in west Texas due to negative gas prices, partially offset by new wells brought on line since the third quarter of 2018 which contributed 113 MMcf for the three months ended September 30, 2019. NGL sales volumes increased to  144 MBbl for the three months ended September 30, 2019 from 128 MBbl for the same period of 2018. The increase in NGL sales was primarily in the Rocky Mountain region where gas has a higher NGL content.

Lease Operating Expenses (“LOE”). LOE for the three months ended September 30, 2019 decreased to $5.6 million from $6.7  million for the same period in 2018. The decrease in LOE was primarily due to lower non-recurring  LOE offset by the costs of new wells brought onto production since September 30, 2018.  LOE per Boe for the three months ended September 30, 2019 was $6.20 compared to $7.26 for the same period of 2018. The decrease per Boe was due to lower costs offset by lower sales volumes for the three months ended September 30, 2019 as compared to the same period of 2018.

Production and Ad Valorem Taxes. Production and ad valorem taxes  for the three months ended September 30, 2019  decreased to $2.5  million from $3.6 million for the same period of 2018.  Production and ad valorem taxes for the three months ended September 30, 2019  were 8% of total oil, gas and NGL sales as compared to 9% for the same period of 2018. The decrease in the percentage of revenue is due to more revenue coming from Texas which has a lower tax rate.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation, was generally flat at  $2.2 million for the three months ended September 30, 2019  and 2018. G&A expense per Boe, excluding stock-based compensation, was $2.45 for the quarter ended September 30, 2019 compared to $2.33 for the same period of 2018. The increase per Boe was primarily due to  lower sales volumes.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of our common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended September 30, 2019, stock-based compensation expense was $0.5 million compared to $0.4 million for the same period of 2018.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, including accretion of future site development, for the three months ended September 30, 2019 increased to $12.6 million from $11.1 million for the same period of 2018. The increase was primarily due to higher future development cost included in the mid-year reserve report,  capital expenditures in the first nine months of 2019, as well as higher production volumes during the three months ended September 30, 2019 as compared to the same period of 2018.  DD&A expense per Boe for the three months ended September 30, 2019 was $13.84 compared to $12.03 in 2018. The increase in DD&A expense per Boe was primarily due to a higher full cost pool as well as higher capital cost in relation to reserve additions as well as new wells brought on production since September 30, 2018.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of September 30, 2019, and September 30, 2018, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

Interest Expense. Interest expense for the three months ended September 30, 2019 increased to $3.0 million compared to $2.0 million for the same period of 2018. The increase in interest expense in 2019 was due to higher levels of debt during the three months ended September 30, 2019 as compared to the same period in 2018, as well as higher interest rates in 2019 as compared to 2018. For the three months ended September 30, 2019 the interest rate on our credit facility averaged 5.8% as compared to 5.6% for the same period of 2018.

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place at period end. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of September 30, 2019, and September 30, 2018. The net estimated value of our commodity derivative contracts was a net asset of approximately $6.7 million as of September 30, 2019. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the three months ended September 30, 2019, we recognized a gain on our commodity derivative contracts of $12.1 million, consisting of a loss on closed contracts of  $1.2 million and a gain of $13.3 million related to open contracts. For the three months ended September 30, 2018, we recognized a loss on our commodity derivative contracts of $13.6 million, consisting of a loss of  $6.7 million on closed contracts and a loss of $6.9 million related to open contracts.

Income Tax Expense. For the three months ended September 30, 2019  and September 30, 2018 there was no income tax expense recognized due to our NOL carryforwards.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

Operating Revenue. During the nine months ended September 30, 2019, operating revenue decreased to $100.9  million from $113.2 million for the same period of 2018. The decrease in revenue was primarily due to lower prices for all products offset by higher oil sales volumes during the nine months ended September 30, 2019 as compared to the same period of 2018.  Lower realized commodity prices for all products negatively impacted operating revenue by $25.7 million  of which $16.9 million was attributable to oil. Lower gas and NGL prices had a negative impact on revenue of approximately $8.8 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019 gas and NGL sales were impacted by a very weak pricing environment as well as plant and pipeline constraints. Higher oil sales volumes contributed $13.8 million to operating revenue for the nine months ended September 30, 2019 offset by lower gas and NGL sales which negatively impacted revenue by $0.3 million.

Oil sales volumes increased to 1,870 MBbl during the nine months ended September 30, 2019 from 1,645 MBbl for the same period of 2018. The increase in oil sales volume was primarily due to new wells brought on line since the third quarter of 2018, offset by natural field declines and property sales. New wells brought on line since the third quarter of 2018 contributed 306 MBbl for the nine months ended September 30, 2019. Gas sales volumes decreased to 3,052  MMcf for the nine months ended September 30, 2019 from 3,482 MMcf for the same period of 2018. The decrease in gas and NGL sales was primarily due to a  lack of infrastructure and  pipeline and plant constraints,  additionally, we have shut in a number of dry gas wells in West Texas due to negative gas prices offset by new wells brought on line since the third quarter of 2018 which contributed 339 MMcf for the nine months ended September 30, 2019. NGL sales volumes decreased to 381 MBbl for the nine months ended September 30, 2019 from 390 MBbl for the same period of 2018. The decrease in NGL sales corresponds to the decrease in gas sales.

Lease Operating Expenses (“LOE”). LOE for the nine months ended September 30, 2019 increased to $21.4 million from $17.0 million for the same period in 2018. The increase in LOE was primarily due to higher cost of services and new wells brought onto production since September 30, 2018 as well as significant non-recurring cost related to the cost of shutting-in wells for frac protection and repair of frac damage to wells from offset fracs. LOE per Boe for the nine months ended September 30, 2019 was $7.77 compared to $6.51 for the same period of 2018. The increase per Boe was due to higher costs offset by higher sales volumes for the nine months ended September 30, 2019 as compared to the same period of 2018.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the nine months ended September 30, 2019 decreased to $8.5 million from $9.2 million for the same period in 2018. The decrease was primarily due to lower realized prices. Production and ad valorem taxes for the nine months ended September 30, 2019 and 2018 were 8% of total oil, gas and NGL sales.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation, increased to $6.8 million for the nine months ended September 30, 2019 compared to $6.5 million for the same period of 2018. G&A expense per Boe, excluding stock-based compensation, was $2.45 for the nine months ended September 30, 2019 compared to $2.48 for the same period of 2018. The decrease per Boe was primarily due to slightly higher G&A expense offset by higher sales volumes.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of our common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the nine months ended September 30, 2019 stock-based compensation expense was $1.4 million compared to $1.9 million for the same period of 2018. The decrease is due to grants that have fully vested and the related expense already recognized, additionally, grants during 2019 were at a lower price than grants during 2018.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, including accretion of future site development, for the nine months ended September 30, 2019 increased to $38.4 million from $30.2 million for the same period of 2018. The increase was primarily due to higher future development costs included in the mid-year reserve report,  capital expenditures in the first nine months of 2019, as well as higher production volumes during the nine months ended September 30, 2019 as compared to the same period of 2018. DD&A expense per Boe for the nine months ended September 30, 2019 was $13.90 compared to $11.56 in 2018. The increase was primarily the result of  higher future development costs as well as new wells brought on production since September 30, 2018.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of September 30, 2019 and  September 30, 2018, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

Interest Expense. Interest expense for the nine months ended September 30, 2019 increased to $8.7 million compared to $4.6 million for the same period of 2018. The increase in interest expense in 2019 was due to higher levels of debt during the nine months ended September 30, 2019 as compared to the same period in 2018 as well as higher interest rates in 2019 as compared to 2018. The average interest rate during the nine months ended September 30, 2019 was 5.9% compared to 5.3% for the same period of 2018.

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place at period end. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts as of September  30, 2019 and 2018 consisted of NYMEX-based fixed price swaps and basis differential swaps. The net estimated value of our commodity derivative contracts was a net asset of approximately $6.7 million as of September 30, 2019. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the nine months ended September 30, 2019, we recognized a loss on our commodity derivative contracts of $11.4 million, consisting of a loss on closed contracts of $4.0 million and a loss of $7.4 million related to open contracts. For the nine months ended September 30, 2018, we recognized a loss on our commodity derivative contracts of $41.2 million, consisting of a loss of $16.6 million on closed contracts and a loss of $24.6 million related to open contracts.

Income Tax Expense. For the nine months ended September 30, 2019 and 2018 there was no income tax expense recognized as a result of our NOL carryforwards.

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

Our principal sources of capital are cash flow from operations, borrowings under our credit facilities, cash on hand, proceeds from the sale of properties, monetizing of derivative contracts and if appropriate opportunities are available, the sale of debt or equity securities, although we may not be able to complete any such transactions on terms acceptable to us, if at all. Based upon current oil, gas and NGL price expectations and our commodity derivatives positions, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility and second lien credit facility will provide us sufficient liquidity to fund our operations for the remainder of 2019 and 2020.

As part of our scheduled Fall Redetermination on our Credit Facility, our borrowing base was lowered from $207.5 million to $135.0 million, which closed on November 13, 2019, and we concurrently entered into the second lien credit facility, which has a maximum commitment of $100.0 million.  Refer to footnote 10 “Subsequent Events” for more information regarding the amendments on the credit facility and new financing under the second lien credit facility entered during the period The resulting deficiency from our borrowing base reduction on our Credit Facility was immediately paid using $95.0 million of the proceeds obtained from the Second Lien Credit Facility.  On November 13, 2019, the outstanding balance on the Credit Facility and the Second Lien Credit Facility was $94.0 million and $100.0 million, respectively, leaving availability of $41.0 million and $0 on the Credit Facility and Second Lien Facility, respectively.

Working Capital (Deficit). At September 30, 2019, our current liabilities of $59.1 million exceeded our current assets of $43.6 million resulting in a working capital deficit of $15.5 million. This compares to a working capital deficit of $13.6 million at December 31, 2018. Current assets at September 30, 2019 primarily consisted of  accounts receivable of  $23.3 million, current amount of our derivative asset of  $4.4 million, assets held for dale of $7.9 million and other current assets of $0.9 million. Current liabilities at September 30, 2019 primarily consisted of trade payables of  $32.5 million, revenues due third parties of $19.1 million, current maturities of long-term debt of $0.3 million, the current amount of our derivative liability of $5.6 million and accrued expenses and other of  $1.7 million. The working capital deficit is expected to be funded by cash flows from operations and borrowings under our credit facilities.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2019 and 2018 were $89.6 million and $127.7 million, respectively.

The table below sets forth the components of these capital expenditures:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Expenditure category:
Exploration/Development	$89,493	$90,274
Acquisitions	-	36,404
Facilities and other	128	1,052
Total	$89,621	$127,730

During the nine months ended September 30, 2019 our capital expenditures were primarily for development of our existing properties.  For the nine months ended September 30, 2018, expenditures were primarily for the development of our existing properties and the acquisition of leaseholds. Capital expenditures for the nine months ended September 30, 2019  of $89.6 million includes $3.4 million for a decrease in capital expenditures in accounts payable and $0.4 million for a decrease in the asset restoration account, resulting in net capital expenditures of $85.6 million. As of September 30, 2019, we have spent substantially all of our 2019 budget. The 2019 capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, our financial results and our ability to obtain permits for drilling locations. Our capital expenditures could also include expenditures for the acquisition of producing properties, if such opportunities arise. Additionally, the level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows from operations will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$61,017	$66,704
Net cash used in investing activities	(72,856)	(129,847)
Net cash provided by financing activities	18,111	61,525
Total	$6,272	$(1,618)

Operating activities for the nine months ended September 30, 2019 provided $61.0 million in cash compared to providing $66.7 million in the same period of 2018.  Changes in operating assets and liabilities accounted for most of these funds. Investing activities used $72.9 million during the nine months ended September 30, 2019  primarily for the development of our existing properties, partially offset by proceeds from the sale of oil and gas properties. Investing activities used $129.8 million during the nine months ended September 30, 2018 primarily for the development of our existing properties and acquisition of leasehold, partially offset by proceeds from the sale of oil and gas properties. Financing activities provided $18.1 million for the nine months ended September 30, 2019 compared to providing $61.5 million for the same period of 2018. Funds provided during the nine months ended September 30, 2019  and 2018, were primarily net proceeds from borrowings under our credit facility.

Future Capital Resources. Our principal sources of capital going forward are cash flows from operations, borrowings under our credit facilities, cash on hand, proceeds from the sale of properties, monetizing derivative instruments and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all.

Cash from operating activities is dependent upon commodity prices and production volumes.  Depressed commodity prices have reduced, and further decreases in commodity prices from current levels could reduce our cash flows from operations.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future, we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including availability of capital and the risk that no commercially productive oil and gas reservoirs will be found.  If our proved reserves decline in the future, our production could also decline and, consequently, our cash flow from operations and the amount that we are able to borrow under our credit facilities could also decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 63% of our total estimated proved reserves on a Boe basis at December 31, 2018 were classified as undeveloped.

We have in the past, and may in the future, sell producing properties. We have also sold debt and equity securities in the past, and may sell additional debt and equity securities in the future when the opportunity presents itself.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and
•	Operating leases.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2019:

	Payments due in twelve month periods ending:
Contractual Obligations	Total	September 30, 2020	September 30, 2021-2022	September 30, 2023-2024	Thereafter
Long-term debt (1)	$201,159	$277	$198,598	$2,284	$-
Interest on long-term debt (2)	18,834	11,437	7,311	86	-
Lease obligations (3)	513	205	125	80	103
Total	$220,506	$11,919	$206,034	$2,450	$103

(1)

These amounts represent the balances outstanding under our credit facility and the real estate lien note. These payments assume that we will not borrow additional funds. Refer to Note 10. "Subsequent Events" for new debt agreements entered into subsequent to quarter end.

(2)	Interest expense assumes the balances of long-term debt at the end of the period and current effective interest rates.
(3)	Lease obligations.

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At September 30, 2019, our reserve for these obligations totaled $7.4 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At September 30, 2019, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2019, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
Credit facility	$198,000	$180,000
Real estate lien note	3,159	3,358
	201,159	183,358
Less current maturities	(276)	(267)
	$200,883	$183,091

Credit Facility

We have a senior secured credit facility with Société Générale, as administrative agent and issuing lender, and certain other lenders, which we refer to as the credit facility.  As of September 30, 2019, $198.0 million was outstanding under the Credit Facility. At September 30, 2019, the credit facility had a maximum commitment of $300.0 million and availability is subject to a borrowing base. At September 30, 2019, we had a borrowing base of $207.5 million.  The borrowing base was reduced to $135.0 million in connection with the fall redetermination which closed on November 13, 2019, and the resulting deficiency was immediately paid using $95.0 million of the proceeds obtained from the Second Lien Credit Facility.  On November 13, 2019, the outstanding balance on the Credit Facility and the Second Lien Credit Facility was $94.0 million and $100.0 million, respectively, leaving availability of $41.0 million and $0 on the Credit Facility and Second Lien Credit Facility, respectively. The borrowing base is determined semi-annually (April and October) by the lenders based upon our reserve reports, one of which must be prepared by our independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base is calculated by the lenders based upon their valuation of our proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, are able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and we are able to request one redetermination during any six-month period between scheduled redeterminations. Outstanding borrowings in excess of the borrowing base must be repaid immediately or we must pledge additional oil and gas properties or other assets as collateral. We do not currently have any substantial unpledged assets and we may not have the financial resources to make any mandatory principal payments. In addition, a reduction of the borrowing base could also cause us to fail to be in compliance with the financial covenants. The borrowing base will be automatically reduced in connection with any sales of producing properties with a market value of 5% or more of our then-current borrowing base and in connection with any hedge termination which could reduce the collateral value by 5% or more. Our borrowing base can never exceed the $300.0 million maximum commitment amount.  Outstanding amounts under the credit facility bear interest at (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below, and (b) at all other times, at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or, (ii) if we elect, LIBOR plus, in each case, 2.5%-3.5% depending on the utilization of the borrowing base. At September 30, 2019, the interest rate on the credit facility was approximately 5.7% assuming LIBOR borrowings.

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

Under the credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements.  We are required to maintain a current ratio, as defined in the credit facility, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00.  We are also required as of the last day of each quarter to maintain a total debt to consolidated EBITDAX ratio of not more than 3.50 to 1.00. The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  For the purposes of this calculation, current assets include the portion of the borrowing base which is undrawn but excludes any cash deposited with a counter-party to a hedging arrangement and any assets representing a valuation account arising from the application of ASC 815 and ASC 410-20 and current liabilities exclude the current portion of long-term total debt and any liabilities representing a valuation account arising from the application of ASC 815 and ASC 410-20.  The interest coverage ratio is defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. For the purposes of this calculation, EBITDAX is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income and franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including any provision for the reduction in the carrying value of assets recorded in accordance with GAAP, non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts plus expenses incurred in connection with the negotiation, execution, delivery and performance of the credit facility plus expenses incurred in connection with any acquisition permitted under the credit facility plus expenses incurred in connection with any offering of senior unsecured notes, subordinated debt or equity plus up to $1.0 million of extraordinary expenses not incurred in the ordinary course of business in any 12-month period plus extraordinary losses minus all positive non-cash items of income which were included in determining consolidated net income, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. Interest expense includes total interest, letter of credit fees and other fees and expenses incurred in connection with any debt. The total debt to consolidated EBITDAX ratio is defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  For the purposes of this calculation, total debt is the outstanding principal amount of debt, excluding debt associated with our headquarters building and obligations with respect to surety bonds and derivative contracts.

At September 30, 2019, we were in compliance with the interest coverage ratio and the total debt to consolidated EBITDAX ratio and received a waiver with respect to our non-compliance with the current ratio.  See Note 10, Subsequent Events, for information regarding our entry into the Master Assignment and Acceptance Agreement, Waiver and Amendment No. 9 to Third Amended and Restated Credit Agreement. As of September 30, 2019, the interest coverage ratio was 7.20 to 1.00, the total debt to consolidated EBITDAX ratio was 2.49 to 1.00, and our current ratio was 0.91 to 1.00. We received a waiver for the non-compliance with the current ratio which related only to the compliance as of September 30, 2019.

The credit facility contains a number of covenants that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness;
•	transfer or sell assets;
•	create liens on assets;
•	engage in transactions with affiliates other than on an “arm’s length” basis;
•	make any change in the principal nature of our business; and
•	permit a change of control.

The credit facility also contains certain additional covenants including requirements that:

•	100% of the net proceeds from any terminations of derivative contracts must be used to repay amounts outstanding under the credit facility; and
•	if the sum of our cash on hand plus liquid investments exceeds $10.0 million, then the amount in excess of $10.0 million must be used to pay amounts outstanding under the credit facility.
•	that we maintain liquidity of no less than $15.0 million at the end of each month, consisting of cash on hand and availability under the credit facility.

The credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672. The maturity date of the note is July 20, 2023. As of September 30, 2019 and December 31, 2018, $3.2 million and $3.4 million, respectively, were outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We have entered into commodity swaps on approximately 78% of our estimated oil production from our net proved developed producing reserves (based on reserve estimates at June 30, 2019) from October 1 through December 31, 2019, 85% for 2020 and 86% for 2021.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the nine months ended September 30, 2019, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $10.1 million. If commodity prices decline from current levels, the impact on operating revenues and cash flow, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

Derivative Instrument Sensitivity

At September 30, 2019, the aggregate fair market value of our commodity derivative contracts was a net asset of approximately $6.7 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility.  As of September 30, 2019, we had $198.0 million of outstanding indebtedness under our credit facility. Outstanding amounts under the credit facility bear interest at (a) at any time an event of default exists, at 3% per annum plus the amounts set forth below and (b) at all other times, the greater of (x) the reference rate announced from time to time by Société Générale, (y) the Federal Funds Rate plus 0.5%, and (z) a rate determined by Société Générale as the daily one-month LIBOR plus, in each case, (i) 1.5%-2.5%, depending on the utilization of the borrowing base, or, (ii) if we elect LIBOR plus 2.5%-3.5%, depending on the utilization of the borrowing base. At September 30, 2019, the interest rate on the credit facility was approximately 5.5% assuming LIBOR borrowings. For every percentage point that the LIBOR rate rises, our interest expense would increase by approximately $2.0 million on an annual basis, based on our outstanding indebtedness as of September 30, 2019.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2019 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.    Legal Proceedings.

From time to time, we are involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2019, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on our financial position or results of operations.

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

Date	November 13, 2019	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	November 13, 2019	By: /s/Steven P. Harris
STEVEN P. HARRIS
Vice President and
Principal Financial Officer

Date	November 13, 2019	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Vice President and
Principal Accounting Officer