Form 10-K
period 2019-12-31
ABRAXAS PETROLEUM CORP
filed 2020-06-26
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

As of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $168,413,268 based on the closing sale price as reported on The NASDAQ Stock Market.

As of  June 1, 2020, there were 168,069,305 shares of common stock outstanding.

Documents Incorporated by Reference:

Document	Parts Into Which Incorporated

ABRAXAS PETROLEUM CORPORATION

FORM 10-K

We make forward-looking statements throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “will,” “plan,” “seek,” “may,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this report is generally located in the material set forth under the headings “Business,” “Properties,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  The factors that may affect our expectations regarding our operations include, among others, the following:

•	the prices we receive for our production and the effectiveness of our hedging activities;

•	the availability of capital including under our credit facilities;

•	our success in development, exploitation and exploration activities;

•	declines in our production of oil and gas;

•	our indebtedness and the significant amount of cash required to service our indebtedness,

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities,

•	limits on our growth and our ability to finance our operations, fund our capital needs and respond to changing conditions imposed by our credit facilities and restrictive debt covenants;

•	our ability to make planned capital expenditures;

•	ceiling test write-downs resulting, and that could result in the future, from lower oil and gas prices;

•	global or national health concerns, including the outbreak of pandemic or contagious disease, such as the coronavirus (COVID-19);

•	political and economic conditions in oil producing countries, especially those in the Middle East;

•	price and availability of alternative fuels;

•	our ability to procure services and equipment for our drilling and completion activities;

•	our acquisition and divestiture activities;

•	weather conditions and events; and

•	other factors discussed elsewhere in this report.

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

“Proved oil and gas reserves*” Reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

Item 1. Business

General

We are an independent energy company primarily engaged in the acquisition, exploration, development and production of oil and gas.  At December 31, 2019, our estimated net proved reserves were 56.4 MMBoe, of which 31% were classified as proved developed, 64% were oil and 99% of which (on a Boe basis) were operated by us.  Our daily net production for the year ended December 31, 2019 was 9,906 Boepd, of which 66% was oil. Abraxas Petroleum Corporation was incorporated in Nevada in 1990. Our address is 18803 Meisner Drive, San Antonio, Texas 78258 and our phone number is (210) 490-4788.

Our oil and gas assets are located in two operating regions, the Permian/Delaware Basin, and the Rocky Mountain as of December 31, 2019.  The following table sets forth certain information related to our properties as of and for the year ended December 31, 2019:

				Estimated Net Proved Reserves at December 31, 2019		Net Production for the Year Ended December 31, 2019
	Gross Producing Wells	Average Working Interest	Total Net Acres	(Mboe)	% Oil	(Mboe)	% Oil
Permian/Delaware Basin (1)	103	79.39%	25,173	36,232	65%	1,365	72%
Rocky Mountain (2)	468	16.01%	19,288	20,129	62%	2,147	63%
South Texas (3)	-	-	-	-	-	104	52%
Total United States	571	27.40%	44,461	56,361	64%	3,616	66%

(1) Our properties in the Permian/Delaware Basin region are primarily located in Ward and Winkler Counties, Texas and produce oil and gas primarily from the Bone Spring and Wolfcamp formations.

(2)  Our properties in the Rocky Mountain region are primarily located in the Williston Basin of North Dakota and Montana.  In this region, our wells produce oil and gas from various reservoirs, primarily the Bakken, Three Forks and Red River formations.

(3)  Our remaining Eagle Ford properties were sold in 2019, representing our exit from South Texas.

Strategy

Our business strategy is to focus our capital and resources on our core operated basins, improve financial flexibility and profitably grow production and reserves.  Key elements of our business strategy include:

Focus our capital and resources on our core operated basins. Our core basins consist of the Permian/Delaware Basin (Bone Spring and Wolfcamp) and Williston Basin (Bakken and Three Forks). Given the disparity which has existed during the past several years and which continues currently between oil and gas prices, the economics of drilling oil wells is far superior to drilling gas wells.  Due to recent declines in oil prices, we are suspending our planned capital expenditures for 2020. This suspension of our  capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources including under our credit facility, the results of our exploitation efforts, our financial results and our ability to obtain permits for drilling locations. As part of our efforts to focus our property portfolio, we also seek to sell assets we have deemed non-core. These include assets with a low working interest that are non-operated and/or that fall outside of our two core basins. Any proceeds from these asset sales have been and will continue to be used to reduce our indebtedness and/or be redeployed into our core operating basins. During 2019 we monetized our remaining Eagle Ford assets in South Texas as well as our non-operated properties in the Bakken.

Financial flexibility. Our primary source of capital is cash flows from operations. As of December 31, 2019, we had $95.8  million outstanding on our credit facility  and availability of  $39.2 million, and $100.0 million under our Second lien credit facility, and we generated approximately $73.6 million of cash flows from operations for the year ended December 31, 2019. Our First Lien Credit Facility was amended in June 2020, with the borrowing base reduced to the then outstanding balance of $102.0 million, with no further availability. Additionally, any excess cash, as defined in the First Lien Credit Facility, must be used to reduce the balance and simultaneously reduce the borrowing base to the new outstanding balance.

We have also sold producing properties from time to time in order to provide us with financial flexibility. During 2019 we sold our non-operated Bakken properties and our remaining South Texas Eagle Ford properties, proceeds from these sales were approximately $23.4 million.  In January 2019, we announced that we had engaged Petrie Partners to assist us in identifying and assessing our options for our Bakken properties. In October 2019 we announced that we had broadened the engagement of Petrie Partners to include a more thorough review of our business and strategic plans, competitive positioning and potential alternative transactions that might further enhance shareholder value. Petrie’s expanded mandate to assess our options is a broad one, which might include sales of assets, merger or acquisition transactions, additional financing alternatives or other strategic transactions. There have not been any significant developments to date.

We seek to reduce the volatility of our cash flows from operations by hedging a portion of our production. As of December 31, 2019, we had NYMEX-based fixed price commodity swap arrangements, on approximately 90% of the oil production from our estimated net proved developed producing reserves (as of December 31, 2019) through December 31, 2020, and 97% for 2021. Subsequent to December 31, 2019, we have entered into additional fixed price commodity swaps. Taking these additional contracts into consideration, we have entered into fixed price commodity swap arrangements on approximately 91% of the oil production of our estimated net proved developed producing reserves (as of December 31, 2019) through December 31, 2020, 99% for 2021, 104%  for 2022,  77% for 2023 and  93%  for 2024.

Profitably grow production and reserves. We have a substantial low-decline legacy production base as evidenced by our approximate 21-year average reserve life as of year-end 2019. Our capital is currently being deployed largely into unconventional oil assets with relatively predictable production profiles, yet steep initial decline rates. Therefore, the economics of these oil wells are highly dependent on both near term commodity prices and strong operational cost control. Cost savings achieved through efficiencies of using our own rig in the Williston Basin, and heightened focus on cost control in all of our operated positions both contribute to our historical success in adding low cost barrels to our production base.

2020 Budget and Drilling Activities

Due to the drastic decline in oil prices that occurred in early March 2020, we have suspended our 2020 capital expenditures indefinitely.

Markets and Customers

The revenue generated by our operations is highly dependent upon the prices we receive for our oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the world wide economy (particularly the manufacturing sector), foreign imports, political conditions in other petroleum producing countries, the actions of the Organization of Petroleum Exporting Countries ("OPEC"), domestic regulation, legislation and policies, the outbreak of pandemic or contagious diseases, such as the recent COVID-19 coronavirus.  Decreases in the prices we receive for our oil and gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves, our revenue, profitability and cash flow from operations. Refer to “Risk Factors – Risks Related to Our Industry — Market conditions for oil and gas and particularly volatility of prices for oil and gas, could adversely affect our revenue, cash flows from operations, profitability and growth” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for more information relating to the effects that decreases in oil and gas prices have on us. To help mitigate the impact of commodity price volatility, we hedge a portion of our production through the use of fixed price swaps and basis differential swap contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Commodity Prices and Hedging Arrangements” and Note 11 of the notes to our consolidated financial statements for more information regarding our derivative activities.

Substantially all of our oil and gas is sold at current market prices under short-term arrangements, as is customary in the industry. During the year ended December 31, 2019, two purchasers of production accounted for approximately 71% of our oil and gas sales. During the year ended December 31, 2018, two purchasers of production accounted for approximately 57% of our oil and gas sales and in 2017, three purchasers accounted for approximately 69% of our oil and gas sales. We believe that there are numerous other purchasers available to buy our oil and gas and that the loss of any of these purchasers would not materially affect our ability to sell our oil and gas. Furthermore, the largest purchasers of our oil and gas have changed from year to year from 2017 to 2019.

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

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, and which we refer to as "CERCLA", and comparable state statutes impose strict joint, and several liability, without regard to fault or legality of conduct, on certain classes of persons who are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include among others, the current and former owners or operators of a disposal site or sites where a release occurred and companies that arranged for the transportation or disposal of the hazardous substances released at the site. Under CERCLA, such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA authorizes the Environmental Protection Agency ("EPA"), and in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment.

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

Resource Conservation and Recovery Act.   The Resource Conservation and Recovery Act, which we refer to as "RCRA", is the principal federal statute governing the treatment, storage and disposal of hazardous and non-hazardous solid wastes.  RCRA imposes stringent requirements and liability for failure to meet such requirements, on persons who generate or transport regulated waste materials and also on persons who own or operate a waste treatment, storage or disposal facility. Analogous state laws also impose requirements associated with the management such wastes. At present, RCRA includes a statutory exemption that allows most oil and gas exploration and production wastes to be classified and regulated as non-hazardous wastes. A similar exemption is contained in many of the state counterparts to RCRA.  At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and gas exploration and production wastes from regulation as hazardous wastes. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose and would cause us to incur increased operating expenses. Also, in the ordinary course of our operations, we generate small amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes. We believe that our operations comply in all material respects with the requirements of RCRA and its state counterparts.

Naturally Occurring Radioactive Materials, which we refer to as "NORM", are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological operations such as mineral extraction or processing through exploration and production conducted by the oil and gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that the operations of our properties are in material compliance with all applicable NORM standards established by the various states in which we operate wells.

Clean Water Act.   The Clean Water Act, which we refer to as the "CWA", and analogous state laws, impose restrictions and controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The CWA regulates storm water run-off from oil and gas facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of the CWA require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a petroleum hydrocarbon tank spill, rupture or leak. The reach and scope of the CWA, and the determination of what water bodies and land areas are regulated as waters of the U.S., is the subject of various rules adopted by  EPA and the U.S. Army Corps of Engineers which we refer to as the WOTUS Rules, and on-going federal court litigation arising out of the rules and recent amendments. The WOTUS Rules, litigation over the rules, and the associated regulatory uncertainty, could impact our operations by subjecting new land and waters to regulation, and increase our cost of operations. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for resource damages resulting from the release. We believe that the operations of our properties comply in all material respects with the requirements of the CWA and state statutes enacted to control water pollution.

Safe Drinking Water Act. Our operations also produce wastewaters that are disposed via underground injection wells. These activities are regulated by the Safe Drinking Water Act, which we refer to as the "SDWA", and analogous state and local laws. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and gas production., or the flow-back of hydraulic fracturing fluids. The main goal of the SDWA is the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In most states, no underground injection may take place except as authorized by permit or rule. In addition, subsurface injection of water or other produced fluids from drilling or hydraulic fracturing processes have come under increased public and governmental scrutiny. Some jurisdictions, Texas for example, have adopted new and more stringent rules for injection wells aimed at reducing the potential for earthquakes associated with injection activities, including new restrictions on siting of such injection wells. We currently own and operate various underground injection wells and rely on third-party owned injection wells. Failure to comply with our permits could subject us to civil and/or criminal enforcement. More stringent regulations of injection wells could additionally increase our cost of operations. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

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

 Climate Change and Greenhouse Gas Regulation. Scientific studies have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to efforts spearheaded by the United Nations. Domestically, the Fourth National Climate Assessment report, released in November 2018, noted that climate change is mostly driven by GHG emissions and that climate change is accelerating. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, gas, and refined petroleum products, are considered GHGs. We expect continuing debate, especially in the political arena, over how to address climate change and what policies and regulations are necessary to address the issue. It is possible that domestic and international regulations addressing climate change will have adverse effects on the market for oil, gas and other fossil fuel products as well as adverse effects on the business and operations of companies engaged in the exploration for, and production of, oil, gas and other fossil fuel products. Given widely divergent political views on climate change regulation, we are unable to predict the timing, scope and effect of any proposed or future investigations, laws, regulations or treaties regarding climate change and GHG emissions, but the direct and indirect costs of such investigations, laws, regulations and treaties (if enacted) could materially and adversely affect our operations, financial condition and results of operations. In addition, several states and local governments have adopted, or are considering adopting, regulations or ordinances to reduce emissions of GHGs. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for our products. The various efforts to regulate the emissions of GHGs (including lawsuits pending in United States federal courts) may affect the cost of our operations, may affect the public’s perception of our industry, and may reduce demand for our products.

An example of the uncertainty in regulations comes from the BLM flaring rule. In November 2016, BLM issued a final rule to further restrict venting and flaring of gas from oil and gas operations on public lands.  Then, BLM issued a stay of these requirements in December 2017. In September 2018, BLM published a final rule to modify and rescind substantial portions of the flaring rule. The rescission was challenged by litigation filed in the U.S. District Court for the Northern District of California. If the litigation is successful and the rule restricting flaring of gas becomes effective, we would have to curtail production from the affected wells and would incur additional costs of compliance as well as increased monitoring and recordkeeping for some of our facilities.

Any of the climate change regulatory and legislative initiatives described above could have a material adverse effect on our business, financial condition, and results of operations. Additional information concerning climate change is included under Item 1A. “Risk Factors.”

National Environmental Policy Act.    Oil and gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, which we refer to as NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. If we were to conduct any exploration and production activities on federal lands in the future, those activities may need to obtain governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and gas projects and increase the cost of such operations.

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

Competition

We operate in a highly competitive environment. The principal resources necessary for the exploration and production of oil and gas are leasehold prospects under which oil and gas reserves may be discovered, drilling rigs and related equipment and services to explore for such reserves and knowledgeable personnel to conduct all phases of oil and gas operations. We must compete for such resources with both major oil and gas companies and independent operators. Many of these competitors have financial and other resources substantially greater than ours. Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our near-term operations, we cannot assure you that such materials and resources will be available to us in the future.

Employees

As of June 1, 2020, we had 65 full-time employees. We retain independent geological, land, marketing, engineering and health and safety consultants from time to time and expect to continue to do so in the future.

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

At December 31, 2019, we had a total of $95.8 million of indebtedness under our first lien credit facility (the "First Lien Credit Facility"), $100.0 million under our second lien credit facility (the "Second Lien Credit Facility") and total indebtedness of $198.9 million (including the current portion). The amount borrowed under our First Lien Credit Facility at June 1, 2020, was $101.8 million (and total indebtedness was $204.9 million). In June 2020, the borrowing base was reduced to the then outstanding balance of $102.0 million with no further availability. Our indebtedness could have important consequences to us, including:

•	affecting our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes which may be impaired or not available on favorable terms;

•

requiring us to meet financial tests contained in our credit facilities and future debt arrangements that may affect our flexibility in planning for and reacting to changes in our business, including future business opportunities;

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

A breach of the terms and conditions of our credit facilities, including the inability to comply with the required financial covenants, could result in an event of default. If an event of default occurs (after any applicable notice and cure periods), the lenders under our First Lien Credit Facility would be entitled to terminate any commitment to make further extensions of credit under our First Lien Credit Facility and to accelerate the repayment of amounts outstanding (including accrued and unpaid interest and fees). In such an event, the lenders under our First Lien Credit Facility could also foreclose upon any collateral securing such obligations, which may be all or substantially all of our assets.  If that occurred, we may not be able to continue to operate as a going concern. For the fiscal quarter ended September 30, 2019, the Company was in violation of its current ratio covenant under its First Lien Credit Facility. A waiver of this violation was obtained and the lenders agreed not to charge default interest.  We cannot assure you that we will be able to obtain similar waivers in the future. The failure to make a payment under the Second Lien Credit Facility could result in an event of default. If an event of default occurs (after any applicable notice and cure periods), the lenders (the “Junior Lenders”) under the Second Lien Credit Facility would be entitled to accelerate the repayment of amounts outstanding under the Second Lien Credit Facility(including accrued interest, fees and reimbursements). In such an event, the Junior Lenders, subject to the rights of the lenders under the First Lien Credit Facility, could also foreclose upon any collateral securing such obligations, which may be all or substantially all of our assets. If that occurred, we may not be able to operate as a going concern.

Due to the unprecedented conditions surrounding the outbreak and spread of the COVID-19 coronavirus pandemic, the recent decline in oil prices, and related geopolitical developments, we failed to file our Annual Report on Form 10-K for the period ended December 31, 2019 no later than 90 days after the end of such fiscal year, which resulted in violations of certain covenants under the First Lien Credit Facility and the Second Lien Credit Facility (each as in effect prior to the First Lien Credit Facility Amendment and Second Lien Credit Facility  Amendment as set forth in Note 14, “Subsequent Events”). Additionally, we failed to maintain the required hedges under the Second Lien Credit Facility with respect to the fiscal quarter ended March 31, 2020, which resulted in a violation of certain covenants under the Second Lien Credit Facility (as in effect prior to the Second Lien Credit Facility Amendment). Subject to the terms and conditions of the First Lien Credit Facility and the Second Lien Credit Facility, a waiver was obtained from each of the lenders and each of the lenders agreed not to charge default interest with respect to such defaults.

Depressed oil and/or gas prices would have a material and adverse effect on us.

Our financial results and the value of our properties are highly dependent on the general supply and demand for oil, gas and NGL, which impact the prices we ultimately realize on our sales of these commodities. Oil, gas and NGL prices have been more volatile since the second half of 2014, when there was a significant decline in oil, gas and NGL prices, which adversely affected our operating results and contributed to a reduction in our anticipated future capital expenditures. Prices improved in 2017 and 2018 before declining in the last quarter of 2019. In addition to the impact on our results of operations, declines in oil and gas prices could cause us to write down the value of our estimated proved reserves. We recorded an impairment of $51.3 million for the year ended December 31, 2019. And, at the beginning of March 2020, global oil and natural gas prices declined sharply and have been volatile. As a result, we could and likely will record impairments in future periods, the amount of which will be dependent upon many factors such as future prices of oil, gas and NGL, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and gas property acquisitions.

While oil and gas prices began to improve in late 2016 and remained at somewhat improved levels in 2017,  prices in 2018 and 2019 have remained relatively low and price volatility has continued into 2020, sharply declining at the beginning of March 2020. A sustained weakness or further deterioration in commodity prices could materially and adversely impact our business by resulting in, or exacerbating, the following effects:

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

Market prices and our realized prices have been volatile and are likely to continue to be volatile in the future due to numerous factors beyond our control. These factors include:

•	the level of demand;

•	domestic and global supplies of oil, NGL and gas;

•	the price and quantity of imported and exported oil, NGL and gas;

•	the actions of other oil exporting nations;

•	weather conditions and changes in weather patterns;

•	the availability, proximity and capacity of appropriate transportation facilities, gathering, processing and compression facilities, storage facilities and refining facilities;

•	global or national health concerns, including the outbreak of pandemic or contagious disease, such as the coronavirus (COVID-19);

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

Our cash flows from operations depend to a great extent on the prevailing prices for oil and gas. Prolonged or substantial declines in oil and/or gas prices would materially and adversely affect our liquidity, the amount of cash flows we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.

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

Sustained substantial declines in oil and/or gas prices may render uneconomic a significant portion of our exploration, development and exploitation projects, which may result in our having to make significant downward adjustments to our estimated proved reserves. As a result, a prolonged or substantial decline in oil and/or gas prices such as we have experienced since mid-2014 has in the past caused, and would likely in the future cause, a material and adverse effect on our future business, financial condition, results of operations, liquidity and ability to finance capital expenditures. Additionally, if we experience significant sustained decreases in oil and gas prices such that the expected future cash flows from our oil and gas properties falls below the net book value of our properties, we may be required to write down the value of our oil and gas properties. Any such asset impairments could materially and adversely affect our results of operations and, in turn, the trading price of our common stock and ultimately lead to the Nasdaq Global Select Market's ("Nasdaq") decision to delist us.

For more information regarding Nasdaq's ability to delist us, the Listing Rule , and the effect of a reverse stock split, you should read the information under "Risk Related to Our Common Stock - Nasdaq could make a decision to delist us."

We may not be able to fund the capital expenditures that will be required for us to increase reserves and production.

We must make capital expenditures to develop our existing reserves and to discover new reserves.  Historically, we have financed our capital expenditures primarily with cash flows from operations, borrowings under credit facilities, sales of properties, monetizing derivative contracts and sales of debt and equity securities and we expect to continue to utilize these sources in the future to the extent available.  We cannot assure you that we will have sufficient capital resources in the future to finance all of our planned capital expenditures, additionally, our amended credit facilities, as described in Note 14 of the notes to our consolidated financial statements for more information regarding subsequent events, places restrictions on our capital expenditures.

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

Our First Lien Credit Facility and our Second Lien Credit Facility contain a number of significant covenants that, among other things, limit our ability to:

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

In addition, our credit facilities require us to maintain compliance with specified financial covenants.  Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we can maintain compliance with these covenants.  These financial covenants could limit our ability pursuant to the credit agreements to obtain future advances, make needed capital expenditures or otherwise conduct necessary or desirable business activities. We are also required to prepay outstanding amounts under the First Lien Credit Facility (and under certain circumstances, the Second Lien Credit Facility) with the proceeds from the termination of any derivative contracts and with respect to cash and liquid investments in excess of certain thresholds.

A breach of any of these covenants could result in a default under our First Lien Credit Facility and our Second Lien Credit Facility. For example, at  fiscal quarter ended September 30, 2019, we were not in compliance with the current ratio under our First Lien Credit Facility, and we failed to file our Annual Report on Form 10-K for the period ended December 31, 2019 no later than 90 days after the end of such fiscal year, which resulted in violations of certain covenants under the First Lien Credit Facility. While we received waivers for these defaults, we cannot assure you that we will be able to obtain such waivers in the future. A default, if not cured or waived, could result in all of our indebtedness under the credit facilities becoming immediately due and payable. If that should occur, we may not be able to pay all such indebtedness or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms acceptable or favorable to us.

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

We did not recognize any impairments in 2017 or 2018. However, during 2019, the net capitalized costs of our oil and gas properties exceeded the present value of estimated future cash flows from our proved reserves, resulting in recognition of an impairment of $51.3 million. Due to the continued weakness in commodity prices we will record further write downs in the first quarter of 2020. If commodity prices continue to be depressed we will be required to record further write downs during 2020.

An increase in the differential between NYMEX and the reference or regional index price used to price our oil and gas would reduce our cash flows from operations.

Our oil and gas are priced in the local markets where it is produced based on local or regional supply and demand factors.  The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as NYMEX.  The difference between the benchmark price and the price we receive is called a differential.  Numerous factors may influence local pricing, such as refinery capacity, location to market, product quality, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations.  Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas.  For example, production increases from competing Canadian and Rocky Mountain producers, combined with limited refining and pipeline capacity in the Rocky Mountain area, have gradually widened differentials in this area. In addition, we have a gas sales contract related to certain gas and NGL produced in the Rocky Mountain Region, which provides that if certain margins of gas and NGL prices are not met by the purchaser, we receive no sales proceeds.

During 2019, our differentials averaged $4.91 per Bbl of oil and $1.90 per Mcf of gas. Approximately  56% of our oil production during 2019 was from the Rocky Mountain region and approximately 41% from the Permian region.  As our production from the Rocky Mountain and Permian regions continues to increase, we expect that the effect our price differentials on our revenues will also increase.  Increases in the differential between the benchmark prices for oil and gas and the realized price we receive could significantly reduce our revenues and our cash flow from operations.

Our derivative contracts could result in financial losses or could reduce our cash flows.

To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the prices of oil and gas, we enter into derivative contracts, which we sometimes refer to as hedging arrangements, for a significant portion of our oil and gas production that could result in both realized and unrealized derivative contract losses.  We have entered into NYMEX-based fixed price commodity swap arrangements. As of December 31, 2019, we had NYMEX-based fixed price commodity swap arrangements, on approximately 90% of the oil production from our estimated net proved developed producing reserves (as of December 31, 2019) through December 31, 2020, and 91% for 2021. Subsequent to December 31, 2019 we have entered into additional fixed price commodity swaps. Taking these additional contracts into consideration, we have entered into fixed price commodity swap arrangements on approximately 97% of the oil production of our estimated net proved developed producing reserves (as of December 31, 2019) through December 31, 2020, 99% for 2021, 104%  for 2022,  77% for 2023 and  93% for 2024. The extent of our commodity price exposure will be related largely to the effectiveness and scope of our commodity price derivative contracts.  For example, the prices utilized in our derivative contracts are currently NYMEX-based, which may differ significantly from the actual prices we receive for oil and gas which are based on the local markets where the oil and gas is produced.  The prices that we receive for our oil and gas production are typically lower than the relevant benchmark prices that are used for calculating commodity derivative positions.  The difference between the benchmark price and the price we receive is called a differential, a significant portion of which is based on the delivery location which is called the basis differential.  As a result, our cash flows from operations could be affected if the basis differentials widen more than we anticipate. We have entered into basis swaps to mitigate some of the effects of differentials, however they do not alleviate all of the effects of such differentials. Our cash flows from operations could also be affected based upon the levels of our production.  If production is higher than we estimate, we will have greater commodity price exposure than we intended.  If production is lower than the nominal amount that is subject to our hedging arrangements, we may be forced to satisfy all or a portion of our hedging arrangements without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial reduction in cash flows from operations.

If the prices at which we hedge our oil and gas production are less than current market prices, our cash flows from operations could be adversely affected.

When our derivative contract prices are higher than market prices, we will incur realized and unrealized gains on our derivative contracts and conversely, when our contract prices are lower than market prices, we will incur realized and unrealized losses. For the year ended December 31, 2019, we recognized a loss on our oil and gas derivative contracts of $26.8 million, consisting of a loss of $6.0 million on our settled contracts and a loss of $20.8 million on open contracts. The loss on settled contracts resulted in a decrease in cash flows from operations.  We expect to continue to enter into similar hedging arrangements in the future to reduce our cash flow volatility.

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

The Company has identified drilling locations and prospects for future drilling opportunities, including development and exploratory drilling activities. These drilling locations and prospects represent a significant part of the Company's future drilling plans. For example, the Company's proved reserves as of December 31, 2019 include proved undeveloped reserves and proved developed reserves that are behind pipe of 25,526  MBbls of oil, 6,302 MBbls of NGL and 45,457  MMcf of gas. The Company's ability to drill and develop these locations depends on a number of factors, including the availability of capital, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, access to and availability of equipment, services, resources and personnel and drilling results. There can be no assurance that the Company will drill these locations or that the Company will be able to produce oil or gas reserves from these locations or any other potential drilling locations. Changes in the laws or regulations on which the Company relies in planning and executing its drilling programs could adversely impact the Company's ability to successfully complete those programs. For example, under current Texas laws and regulations the Company may receive permits to drill, and may drill and complete, certain horizontal wells that traverse one or more units and/or leases; a change in those laws or regulations could adversely impact the Company's ability to drill those wells. Because of these uncertainties, the Company cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Company's expectations for success. As such, the Company's actual drilling activities may materially differ from the Company's current expectations, which could have a significant adverse effect on the Company's proved reserves, financial condition and results of operations.

A significant portion of the Company's total estimated proved reserves at December 31, 2019 were undeveloped, and those proved reserves may not ultimately be developed.

At December 31, 2019, approximately 69% of the Company's total estimated proved reserves on a Boe basis were undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling. The Company's reserve data assumes that the Company can and will make these expenditures and conduct these operations successfully, which assumptions may not prove correct. If the Company chooses not to spend the capital to develop these proved undeveloped reserves, or if the Company is not otherwise able to successfully develop these proved undeveloped reserves, the Company will be required to write-off these reserves. In addition, under the SEC's rules, because proved undeveloped reserves may be booked only if they relate to wells planned to be drilled within five years of the date of booking, the Company may be required to write-off any proved undeveloped reserves that are not developed within this five-year timeframe. As with all oil and gas leases, the Company's leases require the Company to drill wells that are commercially productive and to maintain the production in paying quantities, and if the Company is unsuccessful in drilling such wells and maintaining such production, the Company could lose its rights under such leases. The Company's future production levels and, therefore, its future cash flows and income from operations are highly dependent on successfully developing its proved undeveloped leasehold acreage.

We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce.  The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced.  Unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, we cannot assure you that our exploration and development activities will result in increases in our proved reserves. Based on the reserve information set forth in our reserve report as of December 31, 2019, our average annual estimated decline rate for our net proved developed producing reserves is 41%; 19%; 15% ; 12% ; 11% in  2020, 2021, 2022, 2023 and 2024, respectively, 8% in the following five years, and approximately 8% thereafter.  These rates of decline are estimates and actual production declines could be materially higher. We have not always been able to fully replace the production volumes lost from natural field declines and prior property sales.  As our proved reserves and consequently our production decline, our cash flow from operations, and the amount that we are able to borrow under our credit facilities could also decline.  In addition, approximately 69% of our total estimated proved reserves on a Boe basis at December 31, 2019 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling operations.  Even if we are successful in our development efforts, it could take several years for a significant portion of these undeveloped reserves to generate positive cash flow.

We may not find any commercially productive oil and gas reservoirs.

Drilling involves numerous risks, including the risk that the new wells we drill will be unproductive or that we will not recover all or any portion of our capital investment.  Drilling for oil and gas may be unprofitable.  Wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable.  The inherent risk of not finding commercially productive reservoirs is compounded by the fact that 69% of our total estimated proved reserves on a Boe basis as of December 31, 2019 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain.  Recovery of such reserves will require significant capital expenditures and successful drilling and completion operations.   If the volume of oil and gas we produce decreases, our cash flows from operations may decrease.

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

We currently do not operate all of the properties in which we have an interest. Non-operated properties represented approximately 1.3% of our estimated net proved reserves on a Boe basis at December 31, 2019.  As a result, we have limited ability to exercise influence over and control the risks associated with operation of these properties. The failure of an operator to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including:

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

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act establishes federal oversight and regulation of over-the-counter, or OTC, derivatives and requires the Commodity Futures Trading Commission, or CFTC, and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the OTC market. Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized. In one of its rulemaking proceedings still pending under the Dodd-Frank Act, on November 5, 2013 (as modified and re-proposed on December 30, 2016), the CFTC approved a proposed rule imposing position limits for certain futures and option contracts in various commodities (including gas) and for swaps that are their economic equivalents. Certain specified types of hedging transactions are proposed to be exempt from these position limits, provided that such hedging transactions satisfy the CFTC’s requirements for “bona fide hedging” transactions or positions. Similarly, on December 16, 2016, the CFTC issued a proposed rule regarding the capital that a swap dealer, or major swap participant, is required to post with respect to its swap business, but has not yet issued a final rule. On January 6, 2016, the CFTC issued a final rule on margin requirements for uncleared swap transactions, which includes an exemption for commercial end-users, entering into uncleared swaps in order to hedge commercial risks affecting their business, from any requirement to post margin to secure such swap transactions. In addition, on July 19, 2012, the CFTC issued a final rule authorizing an exception for commercial end-users using swaps to hedge their commercial risks from the otherwise applicable mandatory obligation under the Dodd-Frank Act to clear all swap transactions through a registered derivatives clearing organization and to trade all such swaps on a registered exchange. The Dodd-Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations. All of the above regulations and requirements could increase the costs to us of entering into, and lessen the availability of, derivative contracts to hedge or mitigate our exposure to volatility in oil, gas and NGL prices and other commercial risks affecting our business.

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

As of December 31, 2019, we had pre 2018 net operating loss carryforwards or NOLs, for federal income tax purposes of $245.2 million and post 2018 NOLs of $64.7 million. If we were to experience an "ownership change," as determined under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), our ability to offset taxable income arising after the ownership change with NOLs arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more "5% shareholders" (as defined in the Code) at any time during a rolling three-year period.

As a result of the Tax Cuts and Jobs Act of 2017, and The Coronavirus Aid, Relief, and Economic Security Act of 2020, NOLs  arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. Our pre-2018 NOLs will expire in varying amounts from 2023 through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Our NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back, can generally be carried forward indefinitely and can offset up to 80% of future taxable income. Our ability to use our NOLs during this period will be dependent on our ability to generate taxable income, and the NOLs could expire before we generate sufficient taxable income.

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

Our revenue, cash flows from operations, profitability and future rate of growth depend substantially upon prevailing prices for oil and gas.  Prices also affect the amount of cash flows available for capital expenditures and our ability to borrow money or raise additional capital.  Lower prices may also make it uneconomical for us to increase or even continue current production levels of oil and gas.  At the beginning of 2019, OPEC members and some nonmembers, including Russia, renewed pledges to reduce planned production in an effort to draw down a global oversupply and to rebalance supply and demand. As a result of a decrease in global demand for oil and natural gas due to the recent coronavirus outbreak, at the beginning of March 2020, negotiations to extend this pledge were unsuccessful. As a result, Saudi Arabia announced a significant reduction in its export prices and Russia announced that all agreed oil production cuts between members of OPEC and Russia would expire on April 1, 2020. Following these announcements, global oil and natural gas prices declined sharply and may continue to decline. Subsequently further negotiations in April 2020 resulted in an agreement to reduce production volumes in an effort to stabilize global oil prices. While prices have recovered from the lows in March 2020, they remain at depressed levels.  We expect ongoing oil price volatility as supply increases over the short term as a result of Saudi Arabia and Russia’s actions.

Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, market uncertainty and a variety of other factors beyond our control, including:

•	changes in foreign and domestic supply and demand for oil and gas;

•	political stability and economic conditions in oil producing countries, particularly in the Middle East, including Saudi Arabia and Russia;

•	weather conditions;

•	global or national health concerns, including the outbreak of pandemic or contagious disease;

•	price and level of foreign imports;

•	terrorist activity;

•	availability of pipeline and other secondary capacity;

•	general economic conditions;

•	domestic and foreign governmental regulation; and

•	the price and availability of alternative fuel sources.

Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.   In response to the COVID-19 pandemic governments around the world, including U.S. federal, state, and local governments, have imposed restrictions intended to limit the extent and spread of the virus, including travel restrictions, quarantines and business closures. These and other actions could, among other things, impact the ability of our employees and contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting and lead to disruptions in our permitting activities and critical business relationships. Additionally, the COVID-19 outbreak and governmental restrictions have significantly impacted economic activity and markets and have dramatically reduced current and anticipated demand for oil and natural gas, adversely impacting the prices we receive for our production. The severity and duration of the current COVID-19 outbreak and the potential for future outbreaks are uncertain and difficult to predict. COVID-19 or another similar outbreak may negatively impact our business in numerous ways, including, but not limited to, the following:

•	reducing our revenues if the outbreak results in a substantial or prolonged decrease in demand for oil and natural gas due to an economic downturn or recession;

•	disrupting our operations if our employees or contractors are unable to work due to illness or if our field operations are suspended or temporarily shut-down or restricted due to measures designed to contain the outbreak;

•	disrupting the operations of our midstream service providers, on whom we rely for the gathering, processing and transportation of our production, due to measures designed to contain the outbreak, and/or the difficult economic environment may lead to capital spending constraints, bankruptcy, the closing of facilities or inability to maintain infrastructure, which may adversely affect our ability to market our production, increase our costs, lower the prices we receive, or result in the shut-in of our producing wells or a delay or discontinuation of our development plans; and

•	the disruption and instability in the financial markets and the uncertainty in the general business environment may affect our ability to access capital, monetize assets and successfully execute our plans.

  The COVID-19 pandemic may also have the effect of heightening many of the other risks set forth in this Item 1A, “Risk Factors”. Any of these factors could have a material adverse effect on our business, operations, financial results and liquidity. Recently, oil and natural gas have declined to historically low levels and we have reduced our planned capital expenditures, delayed our drilling and completion plans and have begun shutting-in most of our producing wells, among other responses. We are unable to predict the ultimate adverse impact of COVID-19 on our business, which will depend on numerous evolving factors and future developments, including the length of time that the pandemic continues, its ongoing effect on the demand for oil and natural gas and the response of the overall economy and the financial markets after governmental restrictions are eased.

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

The estimates of our reserves as of December 31, 2019 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time.  In particular, estimates of oil and gas reserves, future net revenue from proved reserves and the present value of our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2019.  The average realized sales prices used for purposes of such estimates were $50.03 per Bbl of oil and $0.56 per Mcf of gas. The December 31, 2019 estimates also assume that we will make future capital expenditures of approximately $544.10 million in the aggregate primarily from 2020 through 2024, which are necessary to develop and realize the value of proved reserves on our properties.  We cannot assure you that we will have sufficient capital in the future to make these capital expenditures. In addition, approximately 69%  of our total estimated proved reserves on a Boe basis as of December 31, 2019 were classified as undeveloped.  By their nature, estimates of undeveloped reserves are less certain than proved developed reserves.  Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of our reserves set forth or incorporated by reference in this report.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.  Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

As required by SEC regulations, we based the estimated discounted future net cash flows from our proved reserves as of December 31, 2019 on the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2019 and costs in effect on December 31, 2019, the date of the estimate.  However, actual future net cash flows from our properties will be affected by factors such as:

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

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future.  In addition, our credit facilities prohibit us from paying dividends and making other cash distributions.

Shares eligible for future sale may depress our stock price.

At December 31, 2019, we had 168,361,061 shares of common stock outstanding of which 4,944,033 shares were held by affiliates and, in addition, 5,926,273 shares of common stock were subject to outstanding options granted under stock option plans (of which 5,446,023 shares were vested at December 31, 2019).

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

Our common stock is traded on The Nasdaq Stock Market (the "Nasdaq").  The market price of our common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

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

If our stock price fluctuates and continues to stay below $1.00 per share, failing to comply with the compliance time period pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Nasdaq may delist our stock. For more information regarding Nasdaq’s ability to delist us, the Listing Rule, and the effect of a reverse stock split, you should read the information under “Risks Related to Our Common Stock—Nasdaq could make a decision to delist us.”

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

Nasdaq could make a decision to delist us

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”). We must satisfy Nasdaq’s continued listing requirements in order to remain listed. These requirements include, among other things, Listing Rule 5450(a)(1) (the “Listing Rule”), which requires listed companies to maintain a minimum closing bid price of $1.00 per share. On August 27, 2019, Nasdaq notified us that we do not comply with the Listing Rule and that we have 180 days to comply or risk the Nasdaq initiating steps to delist our common stock from trading on the Nasdaq any time after February 23, 2020. We may regain compliance if the price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time during the 180 day cure period. On February 25, 2020, we were granted an additional 180 days, or until August 24, 2020, to meet the Listing Rule pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

            If we fail to comply with Listing Rule by August 24, 2020, and fail to extend the compliance time period pursuant to Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq may delist our stock, in which case our stock (i) may be more thinly traded, making it more difficult for shareholders to sell shares, (ii) may experience greater price volatility, and (iii) may not attract analyst coverage, all of which may result in a lower stock price. In addition, delisting could harm our ability to raise capital through financing sources on terms acceptable to us, or at all, and result in the potential loss of confidence by investors, increased employee turnover, fewer business development opportunities, and the inability to continue operating as a going concern.

   In order to regain compliance, we need to effect a reverse stock split which would increase the per share trading price by a yet undetermined multiple. Additionally, the change in share price that would result from a reverse stock split may affect the volatility and liquidity of our common stock, as well as the marketplace’s perception of the stock. As a result, the relative price of our common stock may decline and/or fluctuate more than in the past, and investors may have trouble converting their investments in the Company into cash effectively.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Exploratory and Developmental Acreage

Our principal oil and gas properties consist of producing and non-producing oil and gas leases, including reserves of oil and gas in place. The following table sets forth our developed and undeveloped acreage and fee mineral acreage as of December 31, 2019.

	Developed Acreage		Undeveloped Acreage		Fee Mineral Acreage (1)
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres	Total Net Acres (2)
Permian/Delaware Basin	18,259	13,643	13,516	9,139	9,556	2,391	25,173
Rocky Mountain	22,898	12,196	13,943	6,756	2,917	336	19,288
Total	41,157	25,839	27,459	15,895	12,473	2,727	44,461

(1)	Fee mineral acreage represents fee simple absolute ownership of the mineral estate or fraction thereof.
(2)	Includes 640 net acres in the Permian Basin region that are included in both developed and fee mineral acres.

The following table sets forth Abraxas’ net undeveloped acreage subject to expiration by year:

	2020	2021	2022	2023	2024
Permian/Delaware Basin	448	652	-	-	-
Rocky Mountain	426	-	-	-	-
Total	874	652	-	-	-

Productive Wells

The following table sets forth our gross and net productive wells, expressed separately for oil and gas, as of December 31, 2019:

	Productive Wells
	Oil		Gas
	Gross	Net	Gross	Net
Permian/Delaware Basin	57.0	48.2	46.0	33.6
Rocky Mountain	149.0	68.1	319.0	6.9
	206.0	116.2	365.0	40.5

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

The Company’s proved oil and gas reserves have been estimated by an independent petroleum engineering firm, DeGolyer & MacNaughton, as of December 31, 2017 and 2019 and LaRoche Petroleum Consultants as of December 31, 2018, assisted by the engineering and operations departments of the Company. For the year ended December 31, 2019, DeGolyer & MacNaughton, of Dallas, Texas estimated reserves for our properties comprising approximately 93% of the PV-10 of our proved oil and gas reserves. Proved reserves for the remaining 7% of our properties  were estimated by Abraxas personnel because we determined that it was not practical for DeGolyer & MacMaughton to prepare reserves estimates for these properties as they are located in a widely dispersed geographic area and have relatively low value. DeGolyer & MacNaughton's reserve report as of December 31, 2019 included a total of 195 properties and our internal report included 134 properties.

The technical personnel responsible for preparing the reserve estimates at DeGolyer & MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer & MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists. They do not own an interest in any of our properties and are not employed on a contingent fee basis. All reports by DeGolyer & MacNaughton were developed utilizing their own geological and engineering data, supplemented by data provided by Abraxas.  The report of DeGolyer & MacNaughton, dated February 27, 2020, which contains further discussions of the reserve estimates and evaluations prepared by DeGolyer & MacNaughton as well as the qualifications of DeGolyer & MacNaughton’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of reserves at December 31, 2019 were based on studies performed by the engineering department of Abraxas which is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering manages this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and is a Registered Professional Engineer in the State of Texas; he has 41 years of experience in reserve evaluations. The operations department of Abraxas assisted in the process. Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, including oil and gas prices, production costs, future capital expenditures and Abraxas’ net ownership percentages, were obtained from other departments within Abraxas.

Oil and gas reserves and the estimates of the present value of future net revenues therefrom were determined based on prices and costs as prescribed by SEC and Financial Accounting Standards Board, or FASB, guidelines. Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations or de-escalations except by contractual arrangements. For the year ended December 31, 2019, commodity prices over the prior 12-month period and year end costs were used in estimating future net cash flows.

The following table sets forth certain information regarding estimates of our oil and gas reserves as of December 31, 2019. All of our reserves are located in the United States.

Summary of Oil, NGL and Gas Reserves
As of December 31, 2019
Reserve Category	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Oil equivalents (MBoe)
Proved
Developed	10,964	2,699	21,439	17,237
Undeveloped	25,315	6,273	45,226	39,125
Total Proved	36,279	8,972	66,665	56,362

Our estimates of proved developed reserves, proved undeveloped reserves, and total proved reserves at December 31, 2017, 2018, and 2019, and changes in proved reserves during the last three years are presented in the Supplemental Oil and Gas Disclosures under Item 8 of this report.  Also presented in the Supplemental Information are our estimates of future net cash flows and discounted future net cash flows from proved reserves.

We have not filed information with a federal authority or agency with respect to our estimated total proved reserves at December 31, 2019. We report gross proved reserves of operated properties in the United States to the U.S. Department of Energy on an annual basis; these reported reserves are derived from the same data used to estimate and report proved reserves in this report.

The process of estimating oil and gas reserves is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data.  Accordingly, these estimates are imprecise.  Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated.  Any significant variance could materially affect the estimated quantities and present value of our reserves set forth or incorporated by reference in this report.  We may also adjust estimates of reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. In particular, estimates of oil and gas reserves, future net revenue from reserves and the PV-10 thereof for the oil and gas properties described in this report are based on the assumption that future oil and gas prices remain the same as oil and gas prices utilized in the December 31, 2019 report. The average realized sales prices used for purposes of such estimates were $50.03 per Bbl of oil and $0.56 per Mcf of gas. It is also assumed that we will make future capital expenditures of approximately $544.10 million in the aggregate primarily in the years 2020 through 2024, which are necessary to develop and realize the value of proved reserves on our properties. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of reserves set forth herein.

You should not assume that the present value of future net revenues referred to in this report is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are calculated using the average first-day-of-the-month price over the prior 12-month period.  Costs used in the estimated discounted future net cash flows are costs as of the end of the period. Because we use the full cost method to account for our oil and gas operations, we are susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. This is known as a “ceiling limitation write-down.” This charge does not impact cash flows from operating activities but does reduce our stockholders’ equity and reported earnings. We have experienced ceiling limitation write-downs in the past and we cannot assure you that we will not experience additional ceiling limitation write-downs in the future. As of   December 31, 2019 , the Company’s net capitalized costs of oil and gas properties exceeded the present value of our estimated proved reserves by $51.3 million, resulting in the recording of a proved property impairment of $51.3 million. As of December 31, 2018, the Company’s net capitalized costs of oil and gas properties did not exceed the present value of our estimated proved reserves. If commodity prices decrease, we could be required to further write down the carrying value of our reserves in the future.

For more information regarding the full cost method of accounting, you should read the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Actual future prices and costs may be materially higher or lower than the prices and costs used in the reserve report. Any changes in consumption by gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. Our effective interest rate on borrowings at various times and the risks associated with us or the oil and gas industry in general will affect the accuracy of the 10% discount factor.

Proved Undeveloped Reserves

Changes in PUDs. Significant changes to PUDs that occurred during 2019 are summarized in the table below. Revisions of prior estimates reflect the addition of new PUDs associated with current development plans, revisions to prior PUDs, revisions to infill drilling development plans, as well as the transfer of PUDs to unproved reserve categories due to changes in development plans during the year. Our year-end development plans are consistent with SEC guidelines for PUDs development within five years unless specific circumstances warrant a longer development time horizon. There were no PUDs as of December 31, 2017, 2018 and 2019 as set forth in this report that are not planned to be developed within five years.

The following is a summary of the changes to the Company's proved undeveloped reserves that occurred during 2019:

MBoe
PUDs at December 31, 2018	42,626
Revisions of prior estimates	(4,564)
Extensions, discoveries , and other additions	18,109
Conversion to developed	(2,957)
Conversion to probable	(13,407)
Sales	(682)
PUDs at December 31, 2019	39,125

We spent approximately $65.1 million converting proved undeveloped reserves to proved developed reserves in 2019.  The following is a summary of the changes to the Company’s proved undeveloped reserves that occurred during 2019.

Revisions of prior estimates:

A decrease of 4,564 MBoe of net reserves was attributed to increased economic life calculations at the lower commodity pricing experienced during 2019.

Extensions, discoveries and other additions:

The Company added two new proved undeveloped Wolfcamp A locations, and nine 3rd Bone Spring locations in Ward County, Texas, accounting for 3,776 MBoe of net reserves.  The Company converted eighteen probable undeveloped Wolfcamp A1 locations, twenty-four Wolfcamp 3rd Bone Spring locations in Ward County, Texas, and one Three Forks location in McKenzie County, North Dakota to proved undeveloped reserves during 2019 accounting for 14,333 MBoe of net reserves. These locations are direct offsets to either successful Abraxas producing wells or those operated by others.

Conversion to developed:

The Company converted four proved undeveloped Wolfcamp A locations, two 3rd Bone Spring locations, and one Wolfcamp B location in Ward County, Texas, to proved developed reserves during 2019 accounting for 1957 MBoe of net reserves.  The Company converted two proved undeveloped Middle Bakken and two proved undeveloped Three Forks locations in McKenzie County, North Dakota, to proved developed reserves during 2019 accounting for 822 MBoe of net reserves. Also, there were two non-operated proved undeveloped Wolfcamp locations in Winkler County, Texas, converted to proved developed producing reserves during 2019 accounting for 178 MBoe of net reserves.

Conversion to probable:

The Company converted eight proved undeveloped Wolfcamp A1 locations, twenty-four Wolfcamp A2 locations, one 3rd Bone Spring location, and two Wolfcamp B locations in Ward County, Texas, to probable undeveloped reserves during 2019 accounting for 13,407 MBoe of net reserves.  All these locations are no longer included in the Company’s five-year development schedule.

Sold:

The Company sold twelve non-operated proved undeveloped Middle Bakken and Three Forks locations in McKenzie County, North Dakota that included 682 MBoe of net proved undeveloped Bakken reserves.

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

The following table provides a reconciliation of the standardized measure of discounted future net cash flows to PV-10 at December 31, 2018 and 2019:

	December 31,
	2018	2019
	(In thousands)
Standardized measure of discounted future net cash flows	$651,884	$307,612
Present value of future income taxes discounted at 10%	37,413	-
PV-10	$689,297	$307,612

Oil and Gas Production, Sales Prices and Production Costs

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three years ended December 31, by our major operating regions:

	2017	2018	2019
Oil Production (Bbl)
Permian	358,158	843,235	985,600
Rocky Mountain	1,094,170	1,343,666	1,348,192
South Texas	121,195	120,987	53,935
Total	1,573,523	2,307,888	2,387,727
Gas Production (Mcf)
Permian	1,476,021	1,948,092	1,380,003
Rocky Mountain	1,910,876	2,122,215	2,400,193
South Texas	502,276	516,493	296,273
Total	3,889,173	4,586,800	4,076,469
NGL Production (Bbl)
Permian	106,521	159,756	149,409
Rocky Mountain	364,202	342,482	398,809
South Texas	5,221	5,855	215
Total	475,944	508,093	548,433

Total Production (Boe) (1)	2,697,664	3,580,450	3,615,572

Average sales price per Bbl of oil (2)
Permian	$49.48	$55.95	$53.56
Rocky Mountain	$45.40	$57.80	$50.85
South Texas	$51.09	$66.66	$58.58
Composite	$46.76	$57.59	$52.14
Average sales price per Mcf of gas
Permian	$2.05	$1.38	$0.36
Rocky Mountain	$1.41	$1.84	$0.62
South Texas	$2.34	$2.41	$2.04
Composite	$1.77	$1.71	$0.63
Average sales price per Bbl of NGL
Permian	$17.28	$18.05	$4.03
Rocky Mountain	$10.36	$15.34	$3.27
South Texas	$17.78	$23.15	$15.41
Composite	$11.99	$16.28	$3.48
Average sales price per Boe (2)	$31.95	$41.62	$35.68
Average cost of production per Boe produced (3)
Permian	$5.87	$6.59	$11.33
Rocky Mountain	$4.20	$6.13	$4.86
South Texas	$15.46	$15.79	$17.27
Composite	$5.51	$6.87	$7.66

(1)	Oil and gas were combined by converting gas to Boe on the basis of 6 Mcf of gas to 1 Bbl of oil.
(2)	Before the impact of hedging activities.
(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Within the above major operating regions, the Rocky Mountain and the Permian/Delaware regions represented more than 15% of our proved reserves as of December 31, 2019. The following is a summary, by product sold, for each primary field in these regions, which represented 15% or more of our total proved reserves as of December 31, 2019, for the three years ended December 31:

	2017	2018	2019
Rocky Mountain Region
Oil production (Bbls)
Bakken/Three Forks	990,959	1,213,782	1,298,000
Gas Production (Mcf)
Bakken/Three Forks	1,674,870	1,932,330	2,360,608
NGL production (Bbls)
Bakken/Three Forks	357,850	341,191	397,836
Average sales price per Bbl of oil (1)
Bakken/Three Forks	$45.38	$57.77	$50.89
Average sales price of per Mcf of gas
Bakken/Three Forks	$1.30	$1.76	$0.61
Average sales price per Bbl of NGL
Bakken/Three Forks	$10.12	$15.36	$3.26
Average cost of production per Boe produced (2)	$3.15	$4.88	$3.82

Permian Region
Oil production (Bbls)	298,287	756,643	892,030
Wolfcamp
Gas Production (Mcf)	238,711	640,273	822,165
Wolfcamp
NGL production (Bbls)	44,159	100,141	126,181
Wolfcamp
Average sales price per Bbl of oil (1)	$49.91	$55.79	$53.51
Wolfcamp
Average sales price of per Mcf of gas	$2.04	$1.31	$0.24
Wolfcamp
Average sales price per Bbl of NGL	$18.16	$18.34	$3.17
Wolfcamp
Average cost of production per Boe produced (2)	$1.58	$5.34	$11.00

(1)	Before the impact of hedging activities.
(2)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

Drilling Activities

The following table sets forth our gross and net interests in exploratory and development wells drilled and or completed during the three years ended December 31:

	2017		2018		2019
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive
Permian/Delaware	-	-	-	-	-	-
Rocky Mountain	-	-	-	-	-	-
South Texas	1.0	1.0	-	-	-	-
Total	1.0	1.0	-	-	-	-

Development
Productive
Permian/Delaware	7.0	6.5	11.0	7.4	9.0	7.3
Rocky Mountain	14.0	5.1	36.0	6.4	6.0	2.4
South Texas	-	-	-	-	-	-
Total	21.0	11.6	47.0	13.8	15.0	9.7

In addition to the above drilling activity, as of December 31, 2019 we had 6.00 gross (5.4 net) operated wells in the Bakken that were drilled and uncompleted that are not represented in the above table.

Present Activities

Due to the drastic decline in oil prices occurring in early March 2020, we have suspended any drilling and completion work indefinitely.  As a result, we are currently taking steps to reduce our general and administrative cost reductions including, but not limited to reduction of salaries for our executive officers and reductions in our work force.

Office Facilities

Our executive and administrative offices are located at 18803 Meisner Drive, San Antonio, Texas 78258, and consist of approximately 21,000 square feet. We own the building which is subject to a real estate lien note.

Other Properties

We own 1.5 acres of land and an office building in Ward County, Texas and an office building and lot in Niobrara County, Wyoming and 582 acres of land, with shop and office, in McKenzie County, North Dakota. We own 23 vehicles which are used in the field by employees. We also own a workover rig, which is used for servicing our wells. Raven Drilling owns a 2000 HP drilling rig, primarily used for drilling wells in the Williston Basin. In North Dakota, we own three houses and a man-camp to house rig crews.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2019, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol "AXAS." The following table sets forth certain information as to the high and low sales price quoted for our common stock.

		High	Low
Period
2018
	First Quarter	$2.75	$2.03
	Second Quarter	3.27	2.11
	Third Quarter	3.23	2.05
	Fourth Quarter	2.45	0.90

2019	First Quarter	$1.50	$1.01
	Second Quarter	1.55	0.95
	Third Quarter	1.13	0.43
	Fourth Quarter	0.52	0.22

2020	First Quarter	$0.42	$0.09

Holders

As of June 1, 2020, we had 166,069305 shares of common stock outstanding and approximately 916 stockholders of record.

Dividends

We have not paid any cash dividends on our common stock and it is not presently determinable when, if ever, we will pay cash dividends in the future. In addition, our credit facilities prohibit the payment of cash dividends on our common stock.

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

Using these criteria, in 2019 the following were the comparable companies utilized in the graph below: Contango Oil & Gas Company (MCF), Earthstone Energy, Inc. (ESTE), Ring Energy, Inc. (REI) and Rosehill Resources Inc. (ROSE). Laredo Petroleum Inc. (LPI) and Oasis Petroleum, Inc (OAS)  were added to the list in 2019 based upon the criteria originally utilized by L&A. Halcon Resources Corporation (HK) and Lillis Energy Inc. (LLEX) were removed from the list as they were no longer comparable companies due to market capitalization or lack of operational similarities

All of these cumulative total returns are computed assuming the value of the investment in our common stock and each index as $100.00 on December 31, 2014, and the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. The years compared are 2015, 2016, 2017, 2018 and 2019.

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
AXAS
S&P 500
Small Cap Index

Note: "Small Cap Index" is the market capitalization weighted index of the following comparable companies: MCF, ESTE, REI, ROSE, LPI, and OAS.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2014	2015	2016	2017	2018	2019
Small Cap Index	$100.00	$48.41	$86.89	$58.06	$28.46	$20.21
S&P 500	$100.00	$99.27	$108.74	$129.86	$121.76	$156.92
AXAS	$100.00	$36.05	$87.41	$83.67	$37.07	$11.94

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

Item 6. Selected Financial Data

The following selected financial data is derived from our Consolidated Financial Statements as of and for the years ended December 31, 2015 through 2019. The data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and other financial information included herein. See “Financial Statements and Supplementary Data” in Item 8.

	Year Ended December 31,
	2015		2016		2017	2018	2019
	(In thousands, except per share data)
Total revenue - continuing operations	$67,030		$56,555		$86,264	$149,167	$129,146
Net income (loss)	$(127,110)		$(96,378)		$16,006	$57,821	$(65,004)
Net income (loss) from continuing operations	$(127,090)	(1)	$(96,378)	(2)	$16,006	$57,821	$(65,004)	(3)
Net income (loss) from discontinued operations - net of tax	$(20)		$-		$-	$-	$-
Net income (loss) per common share - diluted - continuing operations	$(1.21)		$(0.79)		$0.10	$0.34	$(0.39)
Weighted average shares outstanding - Diluted	104,605		122,132		162,844	167,689	166,312
Total assets	$267,872		$161,648		$273,806	$424,741	$354,631
Long-term debt, excluding current maturities	$138,402		$96,616		$87,354	$181,942	$192,718
Total stockholders' equity	$84,465		$18,505		$106,308	$166,510	$103,819

___________________________

(1)	Includes proved property impairment of $128.6 million.
(2)	Includes proved property impairment of $67.6 million.
(3)	Includes proved property impairment of $51.3 million

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

Oil and gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of oil, NGL and gas, the availability of other worldwide energy supplies and the relative competitive relationships of various energy sources in the view of consumers, we are unable to predict what changes may occur in oil, NGL, and gas prices in the future.  The market price of oil, NGL and gas in 2020 will impact the amount of cash generated from operating activities, which will in turn impact our financial position. As of June 1, 2020, the NYMEX oil and gas price was $35.44  per Bbl of oil and $1.77 per Mcf of gas, respectively.

During 2019, the NYMEX future price for oil averaged $57.05 per barrel as compared to $64.98 per barrel in 2018 and the NYMEX future spot price for gas averaged $2.53 per Mcf compared to $3.07 per Mcf in 2018. Prices closed on December 31, 2019 at $61.06 per Bbl of oil and $2.19 per Mcf of gas.  If commodity prices decline from these levels, our revenue and cash flows from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flows from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines will require us to write down the carrying value of our oil and gas assets which will also cause a reduction in net income.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the years ended December 31, 2017, 2018 and 2019:

	Oil			Gas
	2017	2018	2019	2017	2018	2019
Average realized price	$46.76	$57.59	$52.14	$1.77	$1.71	$0.63
Average NYMEX price	$50.85	$64.98	$57.05	$3.14	$3.07	$2.53
Differential	$(4.09)	$(7.39)	$(4.91)	$(1.37)	$(1.36)	$(1.90)

_______________________

(1)	Average realized prices are before the impact of hedging activities.

The Company’s derivative contracts as of December 31, 2019 and December 31, 2018 consisted of NYMEX-based fixed price swaps and basis differential swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party.

As of December 31, 2019, we had NYMEX-based fixed price commodity swap arrangements, on approximately 90% of the oil production from our estimated net proved developed producing reserves (as of December 31, 2019) through December 31, 2020, and 97% for 2021. Subsequent to December 31, 2019, we have entered into additional fixed price commodity swaps. Taking these additional contracts into consideration, we have entered into fixed price commodity swap arrangements on approximately 91% of the oil production of our estimated net proved developed producing reserves (as of December 31, 2019) through December 31, 2020, 99% for 2021, 104%  for 2022,  77% for 2023 and  93% for 2024. By removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flows from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flows on the portion of the production that has been hedged.  We have in the past and will in the future sustain losses on both open and settled derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain realized and unrealized gains on our commodity derivative contracts. In 2019, we recorded a loss of $26.8 million, consisting of a loss of $6.0 million on closed contracts and a loss of $20.8 million related to open contracts. In 2018, we recognized a gain of $8.1 million, consisting of a loss of $19.0 million on closed contracts and a gain of $27.1 million related to open contracts. We have not designated any of these derivative contracts as a hedge as permitted by applicable accounting rules if certain conditions are met.

The following table sets forth our derivative contracts at December 31, 2019:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
January - December 2020	3,777	$55.23
January - December 2021	2,808	$57.82

Basis Swaps
January - December 2020	4,000	$2.98

At December 31, 2019, the aggregate fair market value of our commodity derivative contracts was a liability of approximately $7.4  million.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.   Based on the reserve information set forth in our reserve report as of December 31, 2019, our average annual estimated decline rate for our net proved developed producing reserves is 41%; 19%; 15% ; 12% and 11%  in 2020, 2021, 2022, 2023 and 2024, respectively, 8% in the following five years, and approximately 8% thereafter.   These rates of decline are estimates and actual production declines could be materially higher.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects. The decline in oil prices that occurred in March 2020, has resulted in the suspension of our 2020 drilling program as well as shutting in production for some period of time. Both of these events will impact our production volumes going forward.

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

We had cash capital expenditures during 2019 of approximately $108.7 million. This amount includes a decrease in the amount of capital expenditures in accounts payable of $16.5 million and $0.8 million related to an increase in future site restoration liability, resulting in accrual based capital expenditures related to 2019 of $91.4  million. Due to recent declines in oil prices, we are suspending our planned capital expenditures for 2020. This suspension of our  capital expenditure budget is subject to change depending upon a number of factors, including the availability and costs of drilling and service equipment and crews, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources including under our credit facility, the results of our exploitation efforts, our financial results and our ability to obtain permits for drilling locations.

The following table presents historical net production volumes for the years ended December 31, 2017, 2018 and 2019:

	2017	2018	2019
Total Production (Mboe)	2,698	3,580	3,616
Average daily production (Boepd)	7,391	9,809	9,906
% Oil	58%	64%	66%

Availability of Capital.  As described more fully under “Liquidity and Capital Resources” below, our sources of capital are cash flows from operating activities, cash on hand, proceeds from the sale of properties, monetizing of derivative instruments, and if an appropriate opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financing on terms acceptable to us, if at all. As of December 31, 2019, we had approximately $39.2 million of availability under our credit facilities. Our credit facilities were amended in June 2020 as described in Note 14 to our consolidated financial statements. The borrowing base under our First Lien Credit Facility was reduced to the then outstanding balance of $102.0 million, resulting in no additional availability, additionally, any excess cash, as defined in the First Lien Credit Facility, will be applied to the outstanding balance on a monthly basis, and the borrowing base will be reduced to the new outstanding balance.

Borrowings and Interest.  At December 31, 2019, we had a total of $95.8  million outstanding under our First Lien Credit Facility, $100.0 million under our Second Lien Credit facility and total indebtedness of $198.9 million (including the current portion). As of June 1, 2020, we had a total of $101.8  million outstanding under our credit facility,  $100.0  million under our second lien credit facility and total indebtedness of $204.9 million (including the current portion). If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements.  As a result, we would need to increase our cash flow from operations in order to fund the development of our drilling opportunities which, in turn, will be dependent upon the level of our production volumes and commodity prices.

Exploration and Development Activity. We believe that our asset base, high degree of operational control and inventory of drilling projects position us for future growth. At December 31, 2019, we operated properties comprising approximately 99% of the Boe's of our estimated net proved reserves, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. Over the five years ended December 31, 2019, we drilled or participated in 117 gross (53.8 net) wells all of which were commercially productive. The amendments to our First Lien Credit Facility and Second Lien Credit facility, as described in Note 14 to our consolidated financial statements place severe restrictions on our future capital expenditures. We have suspended any planned drilling activity for 2020 indefinitely.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that our exploration and development activities will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flows from operations and the amount that we are able to borrow under our credit facilities may also decline. In addition, approximately 69% of our estimated proved reserves on a Boe basis at December 31, 2019 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition could be adversely affected.

Results of Operations

Selected Operating Data. The following table sets forth operating data for the periods presented.

	Year Ended December 31,
	(in thousands, except per unit data)
	2017	2018	2019
Operating revenue (1):
Oil sales	$73,584	$132,904	$124,503
Gas sales	6,898	7,854	2,579
NGL sales	5,707	8,272	1,910
Other income	75	137	154
Total revenues	$86,264	$149,167	$129,146
Operating (loss) income	$20,886	$57,528	$(25,716)

Oil sales (MBbls)	1,574	2,308	2,388
Gas sales (MMcf)	3,889	4,587	4,076
NGL sales (MBbls)	476	508	548
Oil equivalents (MBoe)	2,698	3,580	3,616
Average oil sales price (per Bbl)(1)	$46.76	$57.59	$52.14
Average gas sales price (per Mcf)	$1.77	$1.71	$0.63
Average NGL price (per Bbl)	$11.99	$16.28	$3.48
Average oil equivalent sales price (per Boe)	$31.95	$41.62	$35.68

___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

Revenue. During the year ended December 31, 2019, revenue decreased to $129.1 million from $149.2 million in 2018. The decrease in revenue was primarily due to lower prices for all products in 2019  partially offset by higher oil and NGL sales volumes in 2019  as compared to 2018.  Lower commodity prices negatively impacted revenue by  $24.4 million.  During 2019 we experienced a decrease in the average realized oil price of approximately 9% from 2018 levels. Average realized gas prices decreased by approximately 63% and average realized NGL prices decreased by approximately 79% from 2018 levels. Higher oil sales added $4.6 million to revenue in 2019 as compared to 2018. Gas and NGL sales were negatively impacted by pipeline constraints in the Permian and Rocky Mountain regions during 2019.

Oil sales volumes increased to 2,388 MBbls for the year ended December 31, 2019 from 2,308 MBbls for the same period of 2018. The increase in oil sales volumes was due to new production brought on line offset by natural field declines and sales of non-core properties. New production brought on line added 558 MBoe to sales in 2019. Gas sales volumes decreased to 4,076 MMcf for the year ended December 31, 2019 from 4,587 MMcf for the year ended December 31, 2018. The decrease in gas sales volumes was primarily due to numerous gas wells shut in in the Permian Basin due to low prices, offset by new wells brought on line.  New wells brought onto production contributed 549 MMcf to production for the year ended December 31, 2019. NGL sales increased to 548 MBbls for the year ended December 31, 2019 from 508 MBbls for the same period of 2018. The increase in NGL sales was primarily due to increased gas production from fields in West Texas and North Dakota that have a higher NGL content than our historical gas production.

Lease Operating Expenses (“LOE”). LOE for the year ended December 31, 2019 increased to $27.6 million from $24.3 million in 2018.  The increase in LOE was primarily due to higher cost of services and new wells brought onto production during 2019.  Additionally,  higher costs were incurred shutting in wells for frac protect,  for saltwater disposal costs, equipment rentals, fuel and contract labor, particularly in connection with our Wolfcamp production in the Permian Basin.  LOE per Boe for the year ended December 31, 2019 was $7.64  compared to $6.79 for the same period of 2018. The increase in LOE per Boe was attributable to higher costs which were somewhat offset by higher sales volumes in 2019 as compared to 2018.

Production and Ad Valorem Taxes.  Production and ad valorem taxes for the year ended December 31, 2019 decreased to $10.6 million from $12.0 million in 2018. The decrease was primarily due to lower realized prices and sales volumes in 2019 as compared to 2018. Production and ad valorem taxes as a percentage of oil and gas revenue remained constant at 8% in 2019 and 2018.

General and Administrative (“G&A”) Expense.  G&A expense, excluding stock-based compensation, decreased to $9.4 million for the year ended December 31, 2019 from $9.7 million in 2018.  G&A for the year ended December 31, 2018 included performance bonuses, there were no bonuses paid in 2019. G&A expense per Boe was $2.60 for the year ended December 31, 2019 compared to $2.70 for the same period of 2018. The decrease in per Boe was the result of the decrease in G&A expenses as well as the increase in production in 2019 as compared to 2018.

Stock-Based Compensation.  Restricted stock, stock options and performance based restricted stock  granted to employees and directors are valued at the date of grant and expense is recognized over the securities vesting period. Stock-based compensation decreased to $1.9 million for the year ended December 31, 2019 compared to $2.4 million for the same period of 2018. The decrease was primarily due to the cancellation, forfeiture, and expiration of stock options offset by the increase in performance shares granted at lower stock prices. The Company did not award any stock options in 2019.

Depreciation, Depletion, and Amortization (“DD&A”) Expenses. DD&A expense excluding accretion of future site restoration, increased to $52.3 million for the year ended December 31, 2019 from $42.8 million in 2018.  DD&A expense increased primarily due to higher capital cost incurred in relation to corresponding reserve additions. DD&A per Boe for 2019 was $14.46 compared to $11.94 in 2018. The increase in DD&A expense per Boe was primarily due to a higher full cost pool due to  higher capital cost in relation to the corresponding reserve additions.

Interest Expense. Interest expense increased to $12.3 million in 2019 from $7.1 million for 2018. The increase was primarily due to higher debt levels in 2019 as compared to 2018, as well as higher interest rates in 2019 as compared to 2018. In 2019 the interest rate on our First Lien Credit facility averaged 5.7% as compared to 5.4% in 2018. On November 13, 2019, we entered into the Term Loan Credit Agreement, which we refer to as the Second Lien Credit Facility. The average interest rate on the Second Lien Credit Facility was 10.9% for the period November 13 through December 31, 2019.

Income Taxes.  Due to loss carry forwards, we did not recognize any income tax expense for the years ended December 31, 2019 and 2018.

(Gain) loss on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and by periodic mark to market valuation of derivative contracts in place. We have elected not to apply hedge accounting to our derivative contracts as prescribed by Accounting Standards Codification 815, Derivatives and Hedging "ASC 815"; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of fixed price swaps and basis differential swaps in 2019 and 2018. The net estimated value of our commodity derivative contracts was a liability of approximately $7.4 million as of December 31, 2019. When our derivative contract prices are higher than prevailing market prices, we recognize gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the year ended December 31, 2019, we incurred a loss of $26.8 million, consisting of a loss of $6.0 million on closed contracts and a loss of $20.8 million on the mark to market valuation on open contracts. For the year ended December 31, 2018, we recognized a gain on our derivative contracts of approximately $8.1 million, consisting of a loss of $19.0 million on closed contracts and a gain of $27.1 million on the mark to market valuation of open contracts.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties.  Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future net revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flows from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of December 31, 2019, the net capitalized cost of our oil and gas properties exceeded the future net revenues from our estimated proved reserves resulting in the recording of an impairment of $51.3 million. For the year ended  December 31, 2018, the net capitalized cost of our oil and gas properties did not exceed the future net revenues from our estimated proved reserves. The year-end amounts were calculated in accordance with SEC rules utilizing the twelve month first-day-of-the-month average oil and gas prices utilized for the year ended 2019 which were $50.03 per Bbl of oil and $0.56 per Mcf of gas as adjusted to reflect the expected realized prices for our oil and gas reserves. The twelve month first-day-of-the-month average oil and gas prices utilized for the year ended 2018 were $59.65 per Bbl of oil and $1.76 per Mcf of gas as adjusted to reflect the expected realized prices for our oil and gas reserves.

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

General and Administrative (“G&A”) Expense. G&A expense, excluding stock-based compensation, decreased to $9.7 million for the year ended December 31, 2018 from $13.0 million in 2017. The decrease in 2018 was primarily due to incentive bonuses accrued in 2017 as well as a discretionary bonus paid in 2017. G&A expense per Boe was $2.70 for the year ended December 31, 2018 compared to $4.83 for the same period of 2017. The decrease in per Boe was the result of the decrease in G&A expenses as well as the increase in production in 2018 as compared to 2017.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options vesting period.  In addition to options, restricted shares of common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. Stock- based compensation decreased to $2.4 million for the year ended December 31, 2018 compared to $3.2 million for the same period of 2017. The decrease was primarily due stock based compensation relating to stock options being fully amortized prior to 2018.

49

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

The amount of capital expenditures we are able to make has a direct impact on our ability to increase cash flow from operations and, thereby, will directly affect our ability to service our debt obligations and to grow the business through the development of existing properties and the acquisition of new properties. In January 2019, we announced that we had engaged Petrie Partners to assist us in identifying and assessing our options for our Bakken properties. In October 2019 we announced that we had broadened the engagement of Petrie Partners to include a more thorough review of our business and strategic plans, competitive positioning and potential alternative transactions that might further enhance shareholder value. Petrie’s expanded mandate to assess options for Abraxas is a broad one, which might include sales of assets, merger or acquisition transactions, additional financing alternatives or other strategic transactions. Due to the drastic decrease in oil prices that began in early March 2020  as a result of  Saudi Arabia's announcement of a significant reduction in its export prices and Russia's announcement that all agreed oil production cuts between members of OPEC and Russia would expire on April 1, 2020, as well as the effects of the COVID-19 pandemic, we have suspended capital expenditures for 2020. Subsequently further negotiations in April 2020 between members of OPEC and Russia led to an agreement to reduce production volumes in an effort to stabilize global oil prices. While prices have recovered from the lows in March 2020, they remain at depressed levels.  If oil prices remain at depressed levels  we will incur additional impairments in 2020, which could include writing off our proved undeveloped reserves.

Our principal sources of capital are cash flows from operations, proceeds from the sale of properties, and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete any financings on terms acceptable to us, if at all. We believe that our cash flow from these sources going forward, will be adequate to fund our operations. In June 2020, the borrowing base on our First Lien Credit Facility was reduced to the then outstanding balance of $102.0 million, with no further availability. Additionally, any excess cash, as defined in the First Lien Credit Facility, will be applied to the outstanding balance on a monthly basis, and the borrowing base will be reduced to the new outstanding balance. We have shut in production in April resulting in future cash flows being driven by hedge settlements, our ability to successfully implement cost reductions and restarting production, which is expected in late second quarter and third quarter of 2020.

Operating Cash Flow. Our operating cash flow is sensitive to many variables, the most volatile of which is the prices of the oil, gas and NGL we produce and sell. Our consolidated cash flow from operations decreased in 2019, primarily due to lower  revenue as the result of lower oil, gas and NGL prices  during the year ended December 31, 2019 as compared to 2018. We expect cash flows from operations to continue to be a primary source of liquidity in 2020. Cash flow from operation in 2020 will be negatively impacted by our decision to shut in a significant amount of our production for a portion of 2020 due to depressed oil prices. The negative impact, will be partially offset by higher hedge settlements.

Commodity Prices. Prices are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors, which are difficult to predict, create volatility in prices and are beyond our control.  We have entered into NYMEX-based fixed price commodity swap arrangements on approximately 90% of the oil production from our estimated net proved developed producing reserves (as of December 31, 2019) through December 31, 2020, and 97% for 2021. Subsequent to December 31, 2019, we entered into additional fixed price commodity swaps. Taking these additional contracts into consideration, we have entered into fixed price commodity swap arrangements on approximately 91% of the oil production of our estimated net proved developed producing reserves (as of December 31, 2019) through December 31, 2020, 99% for 2021, 104%  for 2022,  77% for 2023 and  93% for 2024.

The material terms of our derivative financial instruments as of December 31, 2019 are presented in Note 11 in “Item 8. Financial Statements and Supplementary Data” of this report.

Commodity prices can also affect our operating cash flows through an indirect effect on operating expenses. Significant commodity price decreases can lead to a decrease in drilling and development activities. As a result, the demand and cost for people, services, equipment and materials may also decrease, causing a positive impact on our cash flows as the prices paid for services and equipment decline. Additionally, Saudi Arabia has announced a significant reduction in its export prices and Russia has announced that all agreed oil production cuts between members of OPEC and Russia would expire on April 1, 2020. Subsequently further negotiations in April 2020 between members of OPEC and Russia led to an agreement to reduce production volumes in an effort to stabilize global oil prices. While prices have recovered from the lows in March 2020, they remain at depressed levels.

Working Capital (Deficit). At December 31, 2019, our current liabilities of $49.5 million exceeded our current assets of $20.9 million resulting in a working capital deficit of $28.6 million. This compares to a working capital deficit of $13.6 million at December 31, 2018. Current assets at December 31, 2019 primarily consisted of  accounts receivable of $19.6 million, current amount of our derivative asset of $0.1 million and other current assets of $1.2 million.  Current liabilities at December 31, 2019 primarily consisted of trade payables of $19.3 million, revenues due third parties of $18.1 million, current maturities of long-term debt of $0.3 million, the current amount of our derivative liability of $10.7 million and accrued expenses of $0.5 million. The working capital deficit is expected to be funded by cash flows from operations.

Capital Expenditures. Capital expenditures in 2017, 2018 and 2019 were $135.1 million, $174.0 million, and $93.0 million, respectively. Expenditures in 2017 included non-cash expenditures of $26.8 million, (which consisted of 2.0 million shares of our common stock issued in connection with an acquisition in August 2017, all of our interest in the surface estate of Coyanosa Draw Ranch and one-half of the mineral interests under the Coyanosa Draw Ranch). The table below sets forth the components of these capital expenditures:

	Years Ended December 31,
	2017	2018	2019
	(in thousands)
Expenditure category:
Exploration/Development	$102,987	$131,271	$92,884
Acquisitions	31,409	41,465	-
Facilities and other	682	1,230	155
	$135,078	$173,966	$93,039

During 2017 and 2018, capital expenditures were for the exploration and development of our existing properties and acquisition of additional leasehold. Expenditures in 2017 included non-cash expenditures of $26.8 million, (which consisted of 2.0 million shares of our common stock issued in connection with an acquisition in August 2017, all of our interest in the surface estate of Coyanosa Draw Ranch and one-half of the mineral interests under the Coyanosa Draw Ranch). In 2019 capital expenditures were primarily for the development of our existing properties.  The level of capital expenditures will vary during future periods depending on economic and industry conditions and commodity prices. Should the prices of oil and gas decline and if our costs of operations increase or if our production volumes decrease, our cash flows from operations will decrease which may result in a reduction of the capital expenditure budget. If we decrease our capital expenditure budget, we may not be able to offset oil and gas production decreases caused by natural field declines. Due to the drastic decline in oil prices in early March 2020, we have suspended planned 2020 capital expenditures.

Sources and Uses of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Years Ended December 31,
	2017	2018	2019
	(in thousands)
Net cash provided by operating activities	$38,123	$80,000	$73,647
Net cash used in investing activities	(91,053)	(176,204)	(84,967)
Net cash (used in) provided by financing activities	54,548	95,453	10,453
	$1,618	$(751)	$(867)

Operating activities for the year ended December 31, 2019 provided  $73.6 million in cash compared to $80.0 million in 2018. The reduction was primarily due to lower net income due to lower commodity prices. Investing activities used  $85.0 million in 2019 primarily for the development of our existing properties and leasehold acquisitions. Cash expenditures for the year ended December 31, 2019 included a decrease in the accounts payable balance related to capital expenditures of $16.5 million, and an increase in our asset retirement obligation liability of $0.8 million, resulting in accrual based capital expenditures, net of dispositions of $23.4 million, incurred during the period of 93.0  million. Financing activities provided $10.5  million primarily from net borrowings under our First Lien Credit Facility and Second Lien Credit Facility.

Operating activities for the year ended December 31, 2018 provided $80.0 million in cash, primarily due to higher net income due to higher oil and NGL prices and higher sales volumes for all products. Investing activities used $176.2 million in 2018 primarily for the development of our existing properties and leasehold acquisitions. Cash expenditures for the year ended December 31, 2018 included a decrease in the accounts payable balance related to capital expenditures of $6.0 million, and a decrease in our asset retirement obligation liability of $1.8 million, resulting in actual capital expenditures, net of dispositions, incurred during the period of $168.4 million. Financing activities provided $95.4 million primarily from net borrowings under our First Lien Credit Facility.

Operating activities for the year ended December 31, 2017 provided $38.1 million in cash. Increased net income, due to higher prices and volumes and net changes in operating assets and liabilities accounted for most of these funds. Investing activities used $91.1 million primarily for the development of our existing properties. Financing activities provided $54.5 million primarily from the proceeds from the issuance of 28.8 million shares of common stock in January 2017, resulting in net proceeds of $65.2 million, offset primarily by reductions of the amount due under our First Lien Credit Facility.

Future Capital Resources. Our principal sources of capital going forward, for 2020 and beyond, are cash flows from operations, proceeds from the sale of properties, monetizing of derivative instruments and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete financing on terms acceptable to us, if at all.

Cash from operating activities is dependent upon commodity prices and production volumes.  A decrease in commodity prices from current levels would likely reduce our cash flows from operations.  This could cause us to alter our business plans, including reducing our exploration and development plans.  Unless we otherwise expand and develop reserves, our production volumes may decline as reserves are produced.  In the future we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be found.  If our proved reserves decline in the future, our production will also decline and, consequently, our cash flows from operations will decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 69% of our total estimated proved reserves on a Boe basis at December 31, 2019 were classified as undeveloped.  We believe that given our limited capital expenditure budget for the remainder of 2020, and our hedge gains that are helping to offset the decline in commodity pricing, we have adequate liquidity  for the short term. However, should commodity prices remain at the current depressed levels or further decline, it is uncertain that we will have the resources to develop our undeveloped reserves, which will lead to material impairments in 2020 and going forward.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2019:

	Payments due in the twelve month periods ended:
Contractual Obligations (In thousands)	Total	December 31, 2020	December 31, 2021-2022	December 31, 2023-2024	Thereafter
Long-term debt (1)	$198,869	$280	$196,383	$2,206	$-
Interest on long-term debt (2)	42,866	15,699	27,109	58	-
Lease obligations	395	113	111	69	102
Total	$242,130	$16,092	$223,603	$2,333	$102

___________________________

(1)	These amounts represent the balances outstanding under our credit facilities and the real estate lien note. These payments assume that we will not borrow additional funds.
(2)	Interest expense assumes the balances of long-term debt at December 31, and current effective interest rates at that time.

We maintain a reserve for costs associated with the retirement of tangible long-lived assets. At December 31, 2019, our reserve for these obligations totaled $7.4 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At December 31, 2019, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At December 31, 2019, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Long-Term Indebtedness.

Long-term debt consisted of the following:

	Years Ended December 31,
	2018	2019
	(In thousands)
First Lien Credit Facility	$180,000	$95,778
Second Lien Credit Facility	-	100,000
Real estate lien note	3,358	3,091
	183,358	198,869
Less current maturities	(267)	(280)
	183,091	198,589
Deferred financing fees, net of accumulated amortization	(1,149)	(5,871)
Total long-term debt, net of deferred financing fees	$181,942	$192,718

Amendments to First Lien Credit Facility and Second Lien Credit Facility

Waiver and Amendment No. 10 to Third Amended and Restated Agreement

           On June 25, 2020, the Company and its subsidiary guarantors entered into the Waiver and Amendment No. 10 to Credit Agreement (the “1L Amendment”) with Société Générale, as administrative agent and  lender, and the lenders party thereto, pursuant to which the parties agreed to, among other things, (i) waive the Company’s events of default with respect to its First Lien Credit Facility as a result of the Borrower’s failure to (A) deliver audited financial statements for the fiscal year ended December 31, 2019 not later than 90 days after the end of such fiscal year in violation of the First Lien Credit Facility and the Second Lien Credit Facility, (B) deliver a consolidated unaudited balance sheet and unaudited financial statements for the fiscal quarter ended March 31, 2020 not later than 45 days after the end of such fiscal quarter in violation of the First Lien Credit Facility and not later than 60 days after the end of such fiscal quarter in violation of the Second Lien Credit Facility and (C) prevent existing hedge agreements from exceeding the maximum coverage permitted pursuant to the  First Lien Credit Facility and the Second Lien Credit Facility and (ii) amend certain covenants and payment provisions of the First Lien Credit Facility.

          Due to the unprecedented conditions surrounding the outbreak and spread of the COVID-19 coronavirus pandemic, the recent decline in oil prices, and related geopolitical developments, the Company failed to (i) file its Annual Report on Form 10-K for the period ended December 31, 2019 no later than 90 days after the end of such fiscal year, (ii) file its Quarterly Report on form 10-Q for the period ended March 31, 2020 no later than 45 days after the end of such fiscal quarter and (iii) prevent existing hedge agreements from exceeding the maximum coverage permitted pursuant to the First Lien Credit Facility,  which resulted in violations of certain covenants under the First Lien Credit Facility (as in effect prior to the 1L Amendment). Subject to the terms and conditions of the 1L Amendment, Société Générale and each of the other lenders permanently waived such events of default and agreed not to charge default interest with respect to such defaults.

       The 1L Amendment modifies certain provisions of the First Lien Credit Facility, including (i) the addition of monthly mandatory prepayments from excess cash (defined as available cash minus certain cash set-asides and a $3.0 million working capital reserve) with corresponding reductions to the borrowing base; (ii) the elimination of scheduled redeterminations (which were previously made every six months) and interim redeterminations (which were previously made at the request of the lenders no more than once in the six month period between scheduled redeterminations) of the borrowing base; (iii) the replacement of total debt leverage ratio and minimum asset ratio covenants with a first lien debt leverage ratio covenant (comparing the outstanding debt of the First Lien Credit Facility to the consolidated EBITDAX of the Company and requiring that the ratio not exceed 2.75 to 1.00 as of the last day of each fiscal quarter) and a minimum first lien asset coverage ratio covenant (comparing the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s hydrocarbon hedge agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the outstanding debt of the First Lien Credit Facility and requiring that the ratio not exceed 1.15 to 1.00 as of the last day of each fiscal quarter ending on or before December 31, 2020, and 1.25 to 1.00 for fiscal quarters ending thereafter); (iv) the elimination of current ratio and interest coverage ratio covenants; (v) additional restrictions on (A) capital expenditures (limiting capital expenditures to $3.0 million in any four fiscal quarter period (commencing with the four fiscal quarter period ending June 30, 2020 and calculated on an annualized basis for the 1, 2 and 3 quarter periods ending on June 30, 2020, September 30, 2020 and December 31, 2020, respectively, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt and capital expenditures made when (1) the first lien asset coverage ratio is 1.60 to 1.00, (2) the Company is in compliance with the first lien leverage ratio, (3) the amounts outstanding under the First Lien Credit Facility are less $50.0 million, (4) no default exists under the First Lien Credit Facility and (5) and all representations and warranties in the First Lien Credit Facility and the related credit documents are true and correct in all material respects), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ending June 30, 2020, $8.25 million for the four fiscal quarter period ending September 30, 2020, $6.9 million for the four fiscal quarter period ending December 31, 2020, and $6.5 million for the fiscal quarter from March 31, 2021 through December 31, 2021 and $5.0 million thereafter; and (vi) permission for up to an additional $25.0 million in structurally subordinated debt to finance capital expenditures. The Company, Société Générale, and the lenders also agreed that concurrently with the effectiveness of the 1L Amendment, the borrowing base would be adjusted from $135.0 million to $102.0 million and the semi-annual borrowing base mechanism removed, with the new borrowing base amount to remain in effect until the next  adjustment of the borrowing base pursuant to the First Lien Credit Facility.  Such redeterminations or adjustments occur concurrently with the mandatory prepayments from excess cash flow (in an amount equal to such prepayment) and upon disposition of the Company’s oil and gas properties (in an amount equal to the value of the disposed properties).

Waiver and Second Amendment to Term Loan Credit Agreement

         On June 25, 2020, the Company and its subsidiary guarantors entered into the Waiver and Second Amendment to Term Loan Credit Agreement (the “2L Amendment”) with Angelo Gordon Energy Servicer, LLC, as administrative agent and issuing lender, and the lenders party thereto, pursuant to which the parties agreed to, among other things, waive the Company’s designated events of default with respect to its Second Lien Credit Facility and amend certain covenants and payment provisions of the Second Lien Credit Facility.

        As noted previously, the Company failed to file its Annual Report on Form 10-K for the period ended December 31, 2019 no later than 90 days after the end of such fiscal year, which resulted in violations of certain covenants under the Second Lien Credit Facility (as in effect prior to the 2L Amendment). Additionally, the Company failed to maintain the hedges required to be maintained pursuant to the Second Lien Credit Facility with respect to the fiscal quarter ended March 31, 2020, which resulted in a violation of the Company’s covenant under the Second Lien Credit Facility (as in effect prior to the 2L Amendment) to maintain certain required hedges. An additional Event of Default has occurred under Section 10.01(c)(i) of the Credit Agreement as a result of the Borrower’s failure to comply with the minimum Asset Coverage Ratio requirement set forth in Section 9.19 of the Credit Agreement with respect to the fiscal quarter ended March 31, 2020 (such Event of Default being referred to herein as the “Second Lien Asset Coverage Ratio Default.  Subject to the terms and conditions of the Second Lien Credit Facility, Angelo Gordon Energy Servicer, LLC and each of the other lenders permanently waived such events of default and agreed not to charge default interest with respect to such defaults.

       The 2L Amendment modifies certain provisions of the Second Lien Credit Facility, including (i) a requirement that, while the obligations under the First Lien Credit Facility are outstanding, scheduled payments of accrued interest under the Second Lien Credit Facility will be paid in the form of capitalized interest; (ii) an increase in the interest rate by 200bps for interest payable in cash and 500bps for interest payable in kind; (iii) modification of the minimum asset ratio covenant to be the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s hydrocarbon hedge agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the total outstanding debt of the Company and requiring that the ratio not exceed 1.45 to 1.00 as of the last day of each fiscal quarter ending between September 30, 2021 to December 31, 2021, and 1.55 to 1.00 for fiscal quarters ending thereafter); (iv) modification of the total leverage ratio covenant to set the first test date to occur on September 30, 2021; (v) modification of the current ratio to eliminate the exclusion of certain valuation accounts associated with hedge contracts from current assets and from current liabilities, (vi) additional restrictions on (A) capital expenditures (limiting capital expenditures to those expenditures set forth in a plan of development approved by Angelo Gordon Energy Servicer, LLC, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ending June 30, 2020, $8.25 million for the four fiscal quarter period ending September 30, 2020, $6.5 million for fiscal quarter period from March 31, 2021 through December 31, 2021 and $5.0 million thereafter

.
Fee Letter

       On June 25, 2020, the Company, in connection with the 2L Amendment and to induce Angelo Gordon Energy Servicer, LLC and the lenders to enter into the 2L Amendment, entered into the Fee Letter (the “Fee Letter”) with Angelo Gordon Energy Servicer, LLC, pursuant to which the Company will (i) pay $10,000,000 exit fee to Angelo Gordon Energy Servicer, LLC and the lenders upon maturity of the obligations under the Second Lien Credit Facility or the earlier acceleration or payment in full; (ii) grant warrants having an exercise price of $0.01 in an amount equal to 19.9% of the fully diluted common equity of the Company to Angelo Gordon Energy Servicer, LLC and the lenders; (iii) negotiate and provide an alternative financial arrangement that would afford Angelo Gordon Energy Servicer, LLC and the lenders an economic benefit equivalent in value to the warrants if the warrants cannot be issued on terms satisfactory to Angelo Gordon Energy Servicer, LLC; and (iv) protect the lenders by taking such reasonable steps as necessary to grant the lenders either (a) the right to appoint one member to the Company’s Board of Directors or (b) Board observation rights reasonably satisfactory to the administrative agent.

Future compliance with the covenants under the First Lien Credit Facility and Second Lien Credit Facility is reliant upon the Company's ability to successfully implement cost reductions, control capital expenditures and restart production that has been shut in. In the event of a future covenant violation, the Company would attempt to obtain waivers or amendments of the related agreements; however, it is uncertain if such waivers or amendments could be obtained on acceptable terms or at all.  In the event we default under the First Lien Credit Facility or Second Lien Credit Facility, amounts outstanding would become due and payable at the option of the lenders.

See Note 4 to the Company's consolidated financial statements "Long-Term Debt" for a description of our long-term debt prior to these amendments.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The outstanding principal accrues interest at a fixed rate of 4.9%. The note is payable in monthly installments of principal and accrued interest in the amount of $35,672.  The maturity date of the note is July 20, 2023. As of  December 31, 2018, and 2019, $3.4 million and $3.1 million, respectively, were outstanding on the note.

Net Operating Loss Carryforwards

At December 31, 2019, we had, subject to the limitation discussed below, $245.2 million of pre 2019 NOLs for U.S. tax purposes and a $64.7 million NOL for 2019.  Our pre-2018 NOLs will expire in varying amounts from 2023 through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back and  can generally be carried forward indefinitely and can offset up to 80% of future taxable income for regular tax purposes, (the alternative minimum tax no longer applies to corporations after January 1, 2018).

Uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740-10 “Income Taxes”. Therefore, we have established a valuation allowance of $76.2 million for deferred tax assets at December 31, 2019.

Related Party Transactions

We have adopted a policy that transactions between us and our officers, directors, principal stockholders, or affiliates of any of them, will be on terms no less favorable to us than can be obtained on an arm’s length basis in transactions with third parties and must be approved by our audit committee. There were no related party transactions in 2017, 2018 or 2019.

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

Full Cost Method of Accounting for Oil and Gas Activities. SEC Regulation S-X Rule 4-10 and ASC 932 defines the financial accounting and reporting standards for companies engaged in oil and gas activities. Two methods are prescribed: the successful efforts method and the full cost method. We have chosen to follow the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, exploration and development activities but do not include any costs related to production, general corporate overhead or similar activities. Sales of oil and gas properties are treated as a reduction of the full cost pool with no gain or loss being recognized, except under certain circumstances. Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of oil and gas properties are generally calculated on a well by well or lease or field basis versus the “full cost” pool basis. Additionally, gain or loss may be recognized on sales of oil and gas properties under the successful efforts method. As a result, our financial statements will differ from those of companies that apply the successful efforts method since we will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization rate on our oil and gas properties.

At the time it was adopted, management believed that the full cost method would be preferable, as earnings tend to be less volatile than under the successful efforts method. However, the full cost method makes us susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. We have experienced this situation several times over the years, including a $51.3 million impairment recorded as of December 31, 2019. Our oil and gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on our business including impact from impairment testing procedures associated with the full cost method of accounting as discussed below.

Under full cost accounting rules, the net capitalized cost of oil and gas properties, less related deferred taxes, may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves on a pool by pool basis, discounted at 10%, plus the lower of cost or fair market value of unproved properties and the cost of properties not being amortized, less income taxes. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling limitation write-down.”  This charge does not impact cash flows from operating activities, but does reduce our stockholders’ equity and reported earnings. The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and gas prices are depressed. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. Given the recent decline in oil prices, it is likely that we will incur future impairments.

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

Our proved oil and gas reserves have been estimated by our independent petroleum engineering firm, DeGolyer & MacNaughton, as of December 31, 2017 and  2019, and LaRoche Petroleum Consultants as of December 31, 2018. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on costs on the date of the estimate and for the years ended December 31, 2017, 2018 and 2019 oil and gas prices were based on the average 12-month first-day-of-the-month pricing.  Actual future prices and costs may be materially higher or lower than the prices and costs used in the estimate.

The estimates of proved reserves materially impact DD&A expense and the ceiling test calculation. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase and we may be required to record future impairments of the full cost pool, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.

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

Accounting for Derivatives. Gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place. The derivative instruments we utilize are based on index prices that may and often do differ from the actual oil and gas prices realized in our operations.  We have elected not to apply hedge accounting to our derivative contracts. As a result, fluctuations in the market value of the derivative contract are recognized in earnings during the current period. In 2018 and 2019 derivative contracts consisted of fixed price swaps and basis differential swaps. Due to the volatility of oil and gas prices, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2018, and 2019, the net market value of our commodity derivatives was a net asset of $15.1 million and a net liability of  $7.4 million, respectively. The recent drop in oil prices has resulted in a significant increase in the value of our derivative contracts.

New Accounting Standards and Disclosures.

See Note 1, "Organization and Significant Accounting Policies," to our consolidated financial statements in Item 8 of this report for a discussion of new accounting requirements.

In February 2016, the FASB issued new guidance in ASC 842, Leases (“ASC 842”), which superseded the current guidance in ASC 840, Leases (“ASC 840”). The core principle of the new guidance is that a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for leases currently classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election, by class of underlying asset, not to recognize lease assets and lease liabilities. In January 2018, the FASB issued new guidance in ASC 842 to provide an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840.

In July 2018, the FASB issued new guidance in ASC 842 to provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC 840. An entity that elects this transition method must provide the required ASC 840 disclosures for all periods that continue to be reported in accordance with ASC 840.

The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted ASU 2016-02 retrospectively in the first quarter of 2019 (that is, the initial period of adoption) through a cumulative-effect adjustment to the opening balance of retained earnings. At transition, the Company applied the package of practical expedients provided in ASC 842 that allowed companies, among other things, to not reassess contracts that commenced prior to adoption.

The Company enters into certain lease agreements in support of its operations for assets such as compressors, a drilling rig, employee housing and office equipment.   The adoption and implementation of ASC 842 did not result in material changes in assets and liabilities on the consolidated balance sheet in 2019, and did not result in a material impact to the consolidated statement of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flows from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indices fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the year ended December 31, 2019, a 10% decline in oil and gas prices would have reduced our operating revenue and cash flows by approximately $12.9 million for the year. If commodity prices remain at their current levels the impact on operating revenues and cash flows, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

If oil prices decline by $25.00 per Bbl from the prices used in the December 31, 2019 reserve report, the present value of estimated future net revenues from proved producing reserves of December 31, 2019 would decline by $115.5 million, or 56.4%, and our proved undeveloped reserves would become uneconomical to develop.

Derivative Instrument Sensitivity

At December 31, 2019, the aggregate fair market value of our commodity derivative contracts was a liability of  approximately $7.4 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we recognize gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our First Lien Credit Facility and our Second Lien Credit facility.  As of December 31, 2019, we had $95.8 million of outstanding indebtedness under our First Lien Credit Facility and $100.0 of outstanding indebtedness under our Second Lien Credit Facility, each with a variable interest rate. At December 31, 2019, the interest rate on the First Lien Credit Facility was approximately 4.8% based on 1-month LIBOR borrowings and level of utilization. An increase in the interest rate of 1% would increase our interest expense by $1.0 million on an annual basis, based on the outstanding balance at December 31, 2019. At December 31, 2019, the interest rate on the Second Lien Credit Facility was approximately 10.9% based on 3-month LIBOR borrowings. An increase of 1% would increase our interest expense by $1.0 million on an annual basis, based on the outstanding balance at December 31, 2019.

Item 8. Financial Statements and Supplementary Data

For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the reporting period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting discussed below in Management’s Annual Report on Internal Control Over Financial Reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded our internal control over financial reporting was ineffective.  As of December 31, 2019, the Company identified a control deficiency that constitutes a material weakness in internal control over financial reporting related to the preparation of the Company’s reserve report. Specifically, errors were identified in the net revenue interests utilized in the reserve report, which resulted in an error in the reserve report and the financial statements. The financial statement error impacted depreciation, depletion and amortization and the ceiling-test impairment for the three-month period ending December 31, 2019. These financial statement errors, which were not detected timely by management, were the result of the ineffective operation of controls pertaining to the preparation of the Company's reserve report. While these errors were not material to the financial statements, the deficiency identified represents a material weakness in the Company’s internal control over financial reporting. Management is actively engaged in the planning for, and implementation of, remediation efforts to address the control deficiency identified above. The remediation plan includes new controls over the preparation and review of the reserve report and reviews of information used in the calculation of depreciation, depletion and amortization and the ceiling-test impairment. Management believes the measures described above and others that may be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or, in appropriate circumstances, make revisions to our remediation plan.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth the names, ages, and positions of the directors of Abraxas. The term of the Class I directors expires in 2021, the term of the Class II directors expires in 2020, but if re-elected will expire in 2023, and the term of the Class III directors expires in 2022.

Name and Municipality of Residence	Age	Office	Class
Robert L.G. Watson............................................................................ San Antonio, Texas	68	Chairman of the Board, President and Chief Executive Officer	II

Ralph F. Cox........................................................................................ Fort Worth, Texas	86	Director	I

Brian L. Melton................................................................................... Oklahoma City, Oklahoma	49	Director	III

Angela A. Meyer................................................................................. Los Altos, California	57	Director	III

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

Mr. Watson has been involved in the oil and gas industry for his entire business career and is the founder of Abraxas. He has developed a wide network of personal and business relationships within the oil and gas industry. His strong engineering and financial background combined with his many years of operational experience throughout changing conditions in the market and industry provide him with the ability to successfully lead the Company.

Ralph F. Cox, a director of Abraxas since December 1999, has over 50 years of oil and gas industry experience, over 30 of which were with Atlantic Richfield Company (ARCO). Mr. Cox retired from ARCO in 1985 after serving as Vice Chairman. Mr. Cox then joined Union Pacific Resources, retiring in 1989 as President and Chief Operating Officer. Mr. Cox then joined Greenhill Petroleum Corporation as President until leaving in 1994 to pursue a consulting business. Mr. Cox currently serves as a trustee for Fidelity Mutual Funds. Mr. Cox previously served as a director of Abraxas General Partner, LLC, the general partner of Abraxas Energy Partners, L.P., as a director of CH2M Hill Companies, an engineering and construction firm, as a director of World GTL Inc., a gas-to-liquids production facility, and as an advisory director of Impact Petroleum, an oil and gas exploration and production company. Mr. Cox received Bachelor of Science degrees in Petroleum Engineering and Mechanical Engineering from Texas A&M University in 1954 and completed advanced studies at Emory University.

Mr. Cox has many years of prior experience with major oil and gas companies. Mr. Cox continues his involvement in the industry through his other directorship positions. His executive-level perspective and decision making abilities continue to prove beneficial to the Company.

Brian L. Melton has served on the Board of Directors of Abraxas since October of 2009. Mr. Melton has served as the Senior Vice President, Commercial for NorthStar Midstream since September 2019. Mr. Melton previously served as Chief Commercial Officer for Blueknight Energy Partners (Nasdaq: “BKEP”, or “Blueknight”), a publicly traded master limited partnership (MLP) that specializes in providing crude oil and asphalt terminaling, pipeline and transportation services across the U.S., from December 2016 until September 2019, while previously serving as Vice-President of Pipeline Marketing & Business Development for Blueknight from December 2013 until December 2016. Prior to joining Blueknight, Mr. Melton served as Vice-President of Business Development / Corporate Strategy for Crestwood Equity Partners, L.P. (NYSE: CEQP), Crestwood Midstream Energy Partners, L.P. (NYSE: CMLP), and Inergy, L.P. (NYSE: NRGY) from September 2008 until December 2013. Crestwood and Inergy are publicly-traded MLPs that specialize in providing midstream crude oil, natural gas and natural gas liquids services to producers and midstream providers in many of the major U.S. shale plays including the Bakken, Eagle Ford, Marcellus / Utica, Barnett, Fayetteville, Haynesville and Niobrara U.S. shale regions. Prior to joining Inergy in 2008, Mr. Melton was a Director in the Energy Corporate Investment Banking groups of Wachovia Securities and A.G. Edwards, prior to its merger with Wachovia Securities in October of 2007. Mr. Melton joined A.G. Edwards in July 2000 and was a senior member of the energy corporate finance team. From November 1995 until July 2000, Mr. Melton served as Director of Finance & Corporate Planning with TransMontaigne Inc., a downstream refined products supply, transportation and logistics company. Mr. Melton received a Bachelor of Science degree in Management and a Master of Business Administration degree from Arkansas State University.

We believe that Mr. Melton’s operational and business experience (particularly in the U.S. shale plays in which the Company operates), as well as Mr. Melton’s prior oil and gas investment banking experience help him bring unique insight to our Board and that his financial experience is beneficial to our audit committee.

Angela A. Meyer, a director of Abraxas since May 2019, has served as President and CEO of Product Liability Advisors Council, a specialized legal association of more than 80 multinational corporations and 350 outside defense counsel since June 2018. From 2002 through May 2018, Dr. Meyer served as Vice President, Client Services of Exponent, Inc. (NASDAQ: “EXPO”, or “Exponent”), a science and engineering consulting firm, where she was the chief business development, marketing and client relations officer and served on the firm’s operating and development committees. From 1998 to 2002, Dr. Meyer served as Marketing Manager for Exponent. Dr. Meyer also serves on the External Advisory Board of Summit Consulting, LLC (August 2018-present) and the Advisory Board of SMU Lyle School of Engineering (2006 – present). Dr. Meyer received a BSE, Mechanical Engineering, a MSME, Mechanical Engineering, and a PhD, Mechanical Engineering, from Southern Methodist University.

Committees of the Board of Directors

Abraxas has standing Audit, Compensation and Nominating and Corporate Governance Committees.

The Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2019, the Audit Committee consisted of Messrs. Melton (Chairman), Karrash, Langdon and Powell. As of March 24, 2020  Messrs Melton (Chairman) and Cox and Dr. Meyer serve as the Company’s Audit Committee.  The Board of Directors has determined that each of Messrs. Melton and Karrash is an audit committee financial expert as defined by SEC rules. The Audit Committee Report, which appears on page 76, more fully describes the activities and responsibilities of the Audit Committee. Steven P. Harris, the Company’s Chief Financial Officer, Mr. Krog and representatives from BDO USA, LLP, the Company’s independent registered public accounting firm, along with all four members of the Company’s Audit Committee attended each meeting of the Audit Committee. In addition, the representatives from BDO USA, LLP and the Audit Committee met in executive session at each meeting.

Until March 24, 2020, the Compensation Committee consisted of Messrs. Cox (Chairman), Carter and Logue, and as of March 24, 2020, it consists of Messrs. Cox (Chairman) and Melton, and Dr. Meyer. The Compensation Committee’s role is to establish and oversee Abraxas’ compensation and benefit plans and policies, to administer its stock option plans, and to annually review and approve all compensation decisions relating to Abraxas’ executive officers. The Compensation Discussion & Analysis, which begins on page 55, more fully describes the activities and responsibilities of the Compensation Committee. The Compensation Committee submits its decisions regarding executive compensation to the independent members of the Board for approval. The agenda for meetings of the Compensation Committee is determined by its Chairman and the meetings are regularly attended by Mr. Watson. At each meeting, the Compensation Committee also meets in executive session. Mr. Cox reports the committee’s recommendations on executive compensation to the Board. The Company’s personnel support the Compensation Committee in its duties and, along with Mr. Watson, may be delegated authority to fulfill certain administrative duties regarding the Company’s compensation programs. The Compensation Committee has authority under its charter to retain, approve fees for and terminate advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. In May 2017, the Compensation Committee engaged Longnecker and Associates, which we refer to as “L&A” or the “Compensation Consultant”, as its independent compensation consultant. The Committee did not engage any outside compensation consultants in 2018 and 2019. For more information on the Compensation Committee’s processes and procedures, please see “Executive Compensation – Compensation Discussion & Analysis – Our Compensation Committee” and – “Elements of Executive Compensation.”

Until March 24, 2020, the Nominating and Corporate Governance Committee consisted of Messrs. Logue (Chairman), Cox and Powell, and as of March 24, 2020, it consists of Ms Meyer (Chairman), and Messrs. Cox and Melton. The primary function of the Nominating and Corporate Governance Committee is to develop and maintain the corporate governance policies of Abraxas and to assist the Board in identifying, screening and recruiting qualified individuals to become Board members and determining the composition of the Board and its committees, including recommending nominees for the election at the annual meeting of stockholders or to fill vacancies on the Board.

Each of the Board’s committees has a written charter and copies of the charters are available for review on the Company’s website at www.abraxaspetroleum.com.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our board of directors, as of December 31, 2019, consisted of Brian L. Melton., W. Dean Karrash, Paul A. Powell, Jr. and Jerry J. Langdon. In March 2020, Messrs. Karrash, Powell and Langdon resigned from the board. New members of the audit committee appointed by the board of directors currently consist of Brian L. Melton, Ralph F. Cox and Angela A. Meyer.  The board of directors has determined that each of the members of the Audit Committee is independent as determined in accordance with the listing standards of The NASDAQ Stock Market and Item 407(a) of Regulation S-K.  In addition, the board of directors has determined that Brian L. Melton, as defined by SEC rules, is an audit committee financial expert.

Code of Ethics

In April 2004, the Board of Directors unanimously approved Abraxas’ Code of Ethics. This Code is a statement of Abraxas’ high standards for ethical behavior, legal compliance and financial disclosure, and is applicable to all directors, officers, and employees. Abraxas’ Code of Ethics is periodically reviewed by the Board of Directors and was last updated in 2018.  A copy of the Code of Ethics can be found in its entirety on Abraxas’ website at www.abraxaspetroleum.com. Additionally, should there be any changes to, or waivers from, Abraxas’ Code of Ethics, those changes or waivers will be posted immediately on our website at the address noted above.

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of Abraxas.

Name and Municipality of Residence	Age	Office
Robert L.G. Watson................................................................................. San Antonio, Texas	69	Chairman of the Board, President and Chief Executive Officer

Steven P. Harris........................................................................................ San Antonio, Texas	46	Vice President – Chief Financial Officer

Peter A. Bommer..................................................................................... San Antonio, Texas	63	Vice President – Engineering

Tod A. Clarke........................................................................................... San Antonio, Texas	60	Vice President – Land

G. William Krog, Jr................................................................................. San Antonio, Texas	66	Vice President – Chief Accounting Officer

Dirk A. Schwartz..................................................................................... San Antonio, Texas	61	Vice President – Business Development

Kenneth W. Johnson............................................................................... San Antonio, Texas	62	Vice President – Operations

Stephen T. Wendel.................................................................................. San Antonio, Texas	70	Vice President – Marketing & Contracts and Secretary

Robert L.G. Watson has served as Chairman of the Board, President, Chief Executive Officer and a director of Abraxas since 1977. See page 52 for more information.

Steven P. Harris has served as Vice President – Chief Financial Officer since November 2018. Mr. Harris joined Abraxas in June 2018 as Director, Finance and Capital Markets. Prior to joining Abraxas, from June 2017 to May 2018, Mr. Harris was with Sundance Energy where he assisted Sundance’s Business Development and Investor Relations efforts. From 2008 through 2017, Mr. Harris was a Managing Director and headed the U.S. Energy Investment Banking division of Canaccord Genuity in Houston, Texas. Prior to joining Canaccord Genuity, Mr. Harris served in the Business Development Group at El Paso Exploration and Production. Mr. Harris earned his Bachelor of Business Administration from the University of Texas at Austin and a Master of Business Administration from the Rice University Jesse H. Jones Graduate School of Management.

Peter A. Bommer has served as Vice President – Engineering since 2012 and as Manager of Special Projects since 2007. Prior to joining Abraxas, Mr. Bommer owned and ran the day-to-day operations of Bommer Engineering, a privately held engineering firm, for over 25 years. Mr. Bommer received a Bachelor of Science in Petroleum Engineering degree from the University of Texas in 1978 and a Master of Theology degree from Dallas Theological Seminary in 1999. Mr. Bommer also holds the Professional Engineer designation.

Tod A. Clarke has served as Vice President – Land since August 2017. Mr. Clarke joined Abraxas in 2000 as Land Manager. Prior to joining Abraxas, Mr. Clarke worked at Exxon USA for 15 years. Mr. Clarke received a Bachelor of Science – Land Management degree from the University of Houston in 1984. Mr. Clarke also is a Certified Petroleum Landman.

Kenneth W. Johnson has served as Vice President – Operations since September 2018. Mr. Johnson joined Abraxas in 2000 and most recently served as Regional Operations Manager. Prior to joining Abraxas, Mr. Johnson served as a consultant to various operators in supervisory and operations management roles across the US including the Mid-Continent, Rockies, and Gulf Coast regions.

G. William Krog, Jr. has served as Chief Accounting Officer since 2011 and Vice President – Chief Accounting Officer since November 2017. Mr. Krog joined Abraxas in 1995 and most previously served as Information Systems / Financial Reporting Director prior to being appointed Chief Accounting Officer. Prior to joining Abraxas, Mr. Krog was an independent accountant in private practice. Mr. Krog received a Bachelor of Business Administration degree from the University of Texas at Austin in 1976 and is a Certified Public Accountant.

Dirk A. Schwartz has served as Vice President – Business Development since 2017. Mr. Schwartz joined Abraxas in 2013 as Director of Corporate Development. Prior to joining Abraxas, Mr. Schwartz worked at Renegade Petroleum (North Dakota) Ltd. as manager of US negotiations. Mr. Schwartz received a Bachelor of Science in Geology degree from the University of Wyoming in 1982 and a Master of Science in Geology degree from the University of North Dakota in 1987. Mr. Schwartz also is a Certified Petroleum Landman.

Stephen T. Wendel has served as Vice President – Marketing & Contracts since August 2017 and as Corporate Secretary since 1988. Mr. Wendel served as Abraxas’ Vice President of Land and Marketing from 1990 to August 2017. Mr. Wendel served as Abraxas’ Manager of Joint Interests and Natural Gas Contracts from 1982 to 1990. Prior to joining Abraxas, Mr. Wendel held accounting, auditing and marketing positions with Tenneco Oil Company and Tesoro Petroleum Corporation. Mr. Wendel also serves as a director of the Corporation Board and the Development Board of Texas Lutheran University. Mr. Wendel received a Bachelor of Business Administration degree in Accounting from Texas Lutheran University in 1971.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of Abraxas equity securities to file with the SEC and The NASDAQ initial reports of ownership and reports of changes in ownership of Abraxas common stock.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file.  Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all our directors and executive officers complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act during 2019.

Item 11. Executive Compensation

Executive Compensation

Compensation Discussion & Analysis

We compensate our executive officers through a combination of base salary, annual incentive bonuses and long-term equity based awards. The compensation is designed to be competitive with those of a peer group, which in 2019 was a group of exploration and production companies originally provided by Longnecker & Associates, or L&A or the Compensation Consultant, in 2014 and subsequently updated by the Compensation Committee due to bankruptcies and other corporate events.

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

Our Compensation Committee

Our Compensation Committee approves, implements and monitors all compensation and awards to executive officers including the Chief Executive Officer, Chief Financial Officer and the other executive officers named in the Summary Compensation Table below, whom we refer to as the named executive officers or NEOs. The Committee’s membership is determined by the Board of Directors and is composed of three independent directors. The Committee, in its sole discretion, has the authority to delegate any of its responsibilities to subcommittees as it deems appropriate. During 2017, the Compensation Committee engaged L&A to assist in providing a comprehensive assessment of our executive compensation programs. The Compensation Committee retains the sole authority to select, retain, terminate, and approve fees and other retention terms of the relationship with L&A.

During 2017, the Compensation Consultant performed the following services for the Committee:

•      Conducted an evaluation of the total compensation for each of the NEOs

•      Presented information related to current trends and regulatory developments affecting executive compensation programs among the companies in our peer group;

•      Assisted with the analysis and selection of peer group companies for compensation purposes and for comparative total shareholder return, or TSR, purposes;

•      Assessed the Company’s Annual Bonus Plan (as defined on page 57) metrics versus the companies in our peer group; and

•      Assessed the Company’s LTIP metrics versus the companies in our peer group.

The Committee did not utilize the services of the Compensation Consultant in 2018 or 2019.

The Committee periodically approves and adopts, or makes recommendations to the Board regarding, Abraxas’ executive compensation decisions. In the first quarter of each year, Mr. Watson, the Chief Executive Officer, submits to the Compensation Committee his recommendations for salary adjustments and long-term equity incentive awards based upon his subjective evaluation of individual performance and his subjective judgment regarding each executive officer’s salary and equity incentives, for each executive officer except himself. For more information on our Compensation Committee, please refer to the discussion under “Proposal One – Election of Directors – Committees of the Board of Directors.”

The Committee reviews all components of compensation for our executive officers, including base salary, annual incentive bonuses, long-term equity based awards, the dollar value to the executive and cost to Abraxas of all benefits and all severance and Change in Control arrangements. Based on this review, the Compensation Committee has determined that the compensation paid to our executive officers reflects our compensation philosophy and objectives.

Compensation Philosophy and Objectives

Our underlying philosophy in the development and administration of Abraxas’ annual and long-term compensation plans is to align the interests of our executive officers with those of Abraxas’ stockholders. Key elements of this philosophy are:

•      establishing compensation plans that deliver base salaries which are competitive with companies in our peer group, within Abraxas’ budgetary constraints and commensurate with Abraxas’ salary structure;

•      rewarding outstanding performance; and

•      providing equity-based incentives to ensure motivation over the long-term to respond to Abraxas’ business challenges and opportunities as owners rather than just as employees.

The compensation currently paid to Abraxas’ executive officers consists of three core elements: base salary, annual bonuses under the Abraxas Petroleum Corporation Bonus Plan, as amended (the “Annual Bonus Plan”), and long-term equity based awards granted pursuant to the LTIP, plus other employee benefits generally available to all employees of Abraxas.

We believe these elements support our underlying philosophy of aligning the interests of our executive officers with those of Abraxas’ stockholders by providing the executive officers a competitive salary, an opportunity for annual bonuses, and equity-based incentives to ensure motivation over the long-term. We view the three core elements of compensation as related but distinct. Although we review total compensation, we do not believe that significant compensation derived from one component of compensation should increase or reduce compensation from another component. We determine the appropriate level for each component of compensation separately. We have not adopted any formal or informal policies or guidelines for allocating compensation among long-term incentives and annual base salary and bonuses, between cash and non-cash compensation, or among different forms of non-cash compensation. Abraxas’ Board has also adopted stock ownership guidelines. Please read “Stock Ownership Guidelines” for more information.

Abraxas does not have any other deferred compensation programs or supplemental executive retirement plans, no benefits are provided to Abraxas’ executive officers that are not otherwise available to all employees of Abraxas, and no benefits are valued in excess of $10,000 per employee per year.

The advisory vote on executive compensation received the majority of the votes FOR the proposal in May 2019. The Company considered the results of last year’s shareholder advisory vote and, given the affirmative vote, did not use this as consideration to change executive compensation decisions and policies.

CEO Pay Ratio

We believe executive pay must be internally consistent and equitable to motivate our employees to create shareholder value. We are committed to internal pay equity, and the Compensation Committee monitors the relationship between the pay our executive officers receive and the pay our non-managerial employees receive. The Compensation Committee reviewed a comparison of CEO pay (base salary and incentive pay) to the pay of all our employees in 2019. The compensation for our CEO in 2019 was approximately 6.4 times the median pay of our full-time employees.

Our CEO to median employee pay ratio is calculated in accordance with SEC regulations. We identified the median employee by examining the 2019 total cash compensation for all individuals, excluding our CEO, who were employed by us on December 16, 2019, the last day of our payroll year. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2019. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees. Approximately 30% of our employees receive annual equity awards.

After identifying the median employee based on total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2019 Summary Compensation Table later in this annual report.

As illustrated in the table below, our 2019 CEO to median employee pay ratio was 6.4:1.

	CEO to Median Employee Pay Ratio
	President and CEO		Median Employee
Base Salary..................................................................................................................................................................	$531,700		$75,928
Non-Equity Incentive Plan Compensation............................................................................................................	—		—
All Other Compensation...........................................................................................................................................	12,800	(1)	5,877	(2)

	$544,500		$85,199

_____________________________________

(1)   This amount represents a $9,625 contribution by Abraxas to Mr. Watson’s 401(k) plan and a $3,000 contribution to Mr. Watson’s health savings accounts for 2019.

(2)   This amount represents a $2,877 contribution by Abraxas to the median employee’s 401(k) plan and $3,000 contribution to the median employee health savings account in 2019.

Elements of Executive Compensation

Executive compensation consists of the following elements:

Base Salary. In determining base salaries for the executive officers of Abraxas, we aim to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. In addition, we take into consideration the responsibilities of each executive officer and determine compensation appropriate for the positions held and expectations of services rendered during the year. During 2017, 2018 and 2019 we utilized a list of peer companies originally provided by L&A in 2014 and subsequently updated by the Committee due to bankruptcies and other corporate events to analyze our salary structure. L&A originally identified, and the Committee updated, potential peer candidates based on 1) companies of similar size, 2) other similar companies in the oil and gas exploration industry, and 3) similar operations in comparable geographic areas. L&A then analyzed (and the Committee updated) each company based on:

•      Market capitalization;

•      Revenue;

•      Assets;

•      Enterprise value; and

•      Operational similarities.

Using these criteria, in 2019 the following were the comparable companies: Approach Resources, Inc. (AREX), Contango Oil & Gas Company (MCF), Earthstone Energy, Inc. (ESTE), Halcon Resources Corporation (HK), Lilis Energy, Inc. (LLEX), Ring Energy, Inc. (REI) and Rosehill Resources Inc. (ROSE).

Abraxas’ salary range is set by reference to the salaries paid by the comparable companies considering the responsibilities and expectations of each executive officer while remaining within Abraxas’ budgetary constraints. We utilize salary information from the comparable companies to compare Abraxas’ salary structure with those other companies that compete with Abraxas for executives but without targeting salaries to be higher, lower or approximately the same as those companies. We believe that the base salary levels for our executive officers are consistent with the practices of the comparable companies, and increases in base salary levels from time to time are designed to reflect competitive practices in the industry, individual performance and the officer’s contribution to our overall business goals. Individual performance and contribution to the overall business goals of Abraxas are subjective measures and evaluated by Mr. Watson and the Compensation Committee and, with respect to Mr. Watson only, the Compensation Committee.

The base salaries paid to our named executive officers in 2019 are set forth below in the Summary Compensation Table. For 2019, base salaries, paid as cash compensation, were $1,630,886 with Mr. Watson receiving $531,700. We believe that the base salaries paid achieved our objectives.

Annual Bonuses. Abraxas’ Annual Bonus Plan was initially adopted by our Board of Directors in 2003. In May 2017, in connection with the Company’s annual compensation cycle, the Compensation Committee asked L&A to conduct a thorough review of the Company’s grant practices under the Annual Bonus Plan. Under the terms of the Annual Bonus Plan as approved by Abraxas’s stockholders at the annual meeting in 2014, the performance measures include:

•      increases in, or levels of, net asset value (after taking the risking of reserves into account);

•      net asset value per share;

•      pretax earnings;

•      earnings before interest and taxes;

•      earnings before interest, taxes, depreciation and amortization;

•      net income and/or earnings per share;

•      return on equity, return on assets or net assets, return on capital (including return on total capital or return on invested capital);

•      share price or stockholder return performance (including, but not limited to, growth measures and total stockholder return, which may be measured in absolute terms and/or in comparison to a group of peer companies or an index);

•      oil and gas reserve replacement, reserve growth and finding and development cost targets;

•      oil and gas production targets;

•      performance of investments in oil and gas properties;

•      cash flow measures (including, but not limited to, cash flows from operating activities, discretionary cash flows, and cash flow return on investment, assets, equity, or capital); and

•      levels of operating and/or non-operating expenses.

On August 8, 2017, the Board of Directors, at the recommendation of the Compensation Committee, adjusted the eligibility, metrics and payouts associated with the Annual Bonus Plan. The adjustments became effective on January 1, 2018. Employees earning above $180,000, including all NEOs, were eligible for participation in the Annual Bonus Plan. Employees earning below $180,000 were eligible for participation at the discretion of the Compensation Committee. The target payout ranged from 50-70% of the eligible employee’s base salary depending upon the employee’s role and responsibilities. The target payout was multiplied by a target multiplier based on Company performance versus a given set of performance measures established by the Compensation Committee. There were no new adjustments made in 2019. For 2019, the Compensation Committee utilized the same seven key performance metrics: (i) oil and gas production versus guidance publicly disclosed to the investment community measured in barrels of equivalent production per day (“Boepd”), (ii) lease operating expenses (“LOE”) per barrel of oil equivalent produced (“LOE/Boe”), (iii) general and administrative expense before non-equity incentive bonus accruals (“Cash G&A”), (iv) Net Asset Value per share (“NAV/share”), (v) ratio of debt to earnings before interest, taxes, depreciation and amortization as calculated under our revolving credit facility (“Debt/Bank EBITDA”), (vi) proved developed producing finding and development costs (“PDP F&D”) and (vii) a subjective determination of individual performance determined by the Compensation Committee. The Compensation Committee believes that the officers and employees can exert some measure of control over these metrics and that these metrics best measure the short-term operational and financial success of the Company. The table below indicates the relative weighting of specific metrics as well as the specific metric targets for the Annual Bonus Plan in 2019:

Metric	Weighting	Threshold	Target	Maximum
Production (Boepd)..................................................................................	10%	10,500	11,000	11,500
LOE/Boe ($/Boe)......................................................................................	5%	$ 6.00	$ 5.00	$ 4.00
Cash G&A ($ millions)............................................................................	5%	$ 10.5	$ 9.5	$ 8.5
NAV/share ($/share)................................................................................	20%	$ 2.41	$ 3.00	$ 3.42
Debt/Bank EBITDA.................................................................................	20%	2.1x	1.5x	1.0x
PDP F&D ($/Boe).....................................................................................	10%	$ 18.95	$ 15.00	$ 13.00
Individual Performance...........................................................................	20%	Determined by Committee

The table below sets forth the 2019 Results under the Annual Bonus Plan:

Metric	2019 Amount	Result	Multiplier (A)	Weighting (B)	Payout Multiplier (A x B)
Production (Boepd)..............	9,906	Below threshold	0	20%	0
LOE/Boe ($/Boe)..................	$7.64	Below threshold	0	5%	0
Cash G&A ($ millions).......	$9.40	Below target	.9	5%	4.5%
NAV/share ($/share)............	$1.24	Below threshold	0	20%	0
Debt/Bank EBITDA.............	2.6:1	Below threshold	0	20%	0
PDP F&D ($/Boe)................	Negative	Below threshold	0	10%	0
Individual performance.......	Determined by Committee			20%	0

Bonuses earned under the 2019 metrics and results were as follows:

Name	Base Salary	Bonus Award Achieved (Percentage of Salary)	Maximum Award (Percentage of Salary)	Annual Bonus Earned Under the Annual Bonus Plan	Annual Bonus Paid Under the Annual Bonus Plan
Robert L.G. Watson............................................	$ 535,600	4.5%	70%	$ 16,871	$ -
Steven P. Harris...................................................	255,625	4.5%	70%	8,052	-
Peter A. Bommer................................................	281,187	4.5%	70%	8,857	-
Kenneth W. Johnson..........................................	281,187	4.5%	70%	8,857	-
Stephen T. Wendel.............................................	281,187	4.5%	70%	8,857	-

Production: Abraxas’s 2019 production guidance was 10,500 – 11,500 barrels of oil equivalent per day (“Boepd”). This guidance was based on management’s estimate of production volumes for the year, which the Compensation Committee felt was a good measurement of operational performance. The low end of the guidance range of 10,500 Boepd represented the threshold level of performance. The high end of the guidance range of 11,500 Boepd represented the maximum level of performance. The mid-point of the guidance range of 11,000 Boepd represented the target level of performance.

LOE/Boe: Abraxas’s 2019 LOE/Boe guidance was $4.00 to $6.00. This guidance was based on management’s estimate of total lease operating expenses divided by total net barrels of equivalent production for the year ended December 31, 2019. The Compensation Committee chose this metric as it believed it was a good measurement of operational performance. The high end of the guidance range of $6.00/Boe represented the threshold level of performance. The low end of the guidance range of $4.00/Boe represented the maximum level of performance. The mid-point of the guidance range of $5.00/Boe represented the target level of performance.

Cash G&A: Abraxas’s 2019 Cash G&A guidance of $8.5 to $10.5 million. This guidance was based on management’s estimate of total Cash G&A for the year ended December 31, 2018 with assumed G&A inflation of 10%. For purposes of this calculation Cash G&A was calculated before any non-equity incentive bonus accruals. The Compensation Committee chose this metric based upon its belief that this metric was a good measurement of administrative cost control, which ultimately works to the benefit of stockholders. $9.5 million represented forecasted cash G&A for 2019 without bonus accruals and with assumed G&A inflation of 5%. The high end of the guidance range of $10.5 million represented the threshold level of performance. The low end of the guidance range of $8.5 million represented the maximum level of performance.

The table below shows the calculation of Cash G&A for 2019 and a reconciliation of Cash G&A to general and administrative expenses (in thousands):

G&A from December 31, 2019 Statement of Operations...............................................................................................................	$11,303
Less:
Stock-based compensation....................................................................................................................................................................	(1,911)
Non-equity incentive plan accrual.......................................................................................................................................................	(-)

Cash G&A...............................................................................................................................................................................................	$9,392

NAV/share: NAV/share was calculated using the equation outlined below:

Net Asset Value Calculation
+ + + + + + ± –

PV-10 Proved Developed Producing Reserves

PV-20 Proved Developed Non-Producing Reserves

PV-20 Proved Undeveloped Reserves

PV-30 Probable Reserves

Property & Equipment

Other Assets

Net Working Capital

Debt

=	Net Asset Value (“NAV”)
÷	Shares Outstanding
=	NAV per share

For the year ended December 31, 2019, the independent petroleum engineering firm of DeGoyler and MacNaughton estimated reserves for approximately 99% of our proved oil and gas reserves. Proved reserves for the remaining 1% of our properties were estimated by Abraxas personnel because we determined that it was not practical for DeGoyler and MacNaughton to prepare reserve estimates for those properties as they are located in a widely dispersed geographic area and have relatively low value. DeGoyler and MacNaughton also estimates our probable reserves. All other items in the NAV calculation are derived from our year-end audited financial statements.

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

The following table provides a reconciliation of the standardized measure of discounted future net cash flows to PV-10 at December 31, 2018 and 2019 (in thousands):

	December 31,
(in thousands)	2018	2019
Standardized measure of discounted future net cash flows.......................................................................................	$651,884	$307,612
Present value of future income taxes discounted at 10%..........................................................................................	37,413	-
PV-10..................................................................................................................................................................................	$689,297	$307,612

PDP F&D: The denominator for the PDP F&D calculation was calculated using proved developed producing reserves as of December 31, 2019 less proved developed producing reserves as of December 31, 2018, plus production for the year ended December 31, 2019, plus any asset sales for the year ended December 31, 2019 less any asset acquisitions (including leasehold acquisitions) for the year ended December 31, 2019. The numerator for the PDP F&D calculation was total capital expenditures for the year ended December 31, 2019 less any capital expenditures associated with acquisitions (including leasehold acquisitions) for the year ended December 31, 2019. The target level of PDP F&D for the year represents the approximate mid-point of the industry average PDP F&D $15.00/bbl utilized by Seaport Global Securities, Inc. and Abraxas’ actual PDP F&D for the year ended December 31, 2019. The threshold level PDP F&D represented the industry average PDP F&D ($18.95/bbl) as calculated by Seaport Global Securities, Inc. for the year ended December 31, 2019. The maximum level represented the approximate PDP F&D achieved by Abraxas Petroleum for the year ended December 31, 2019.

Debt/Bank EBITDA: For the purposes of this calculation, total debt was calculated as outstanding principal amount of debt, excluding debt associated with the office building and obligations with respect to surety bonds and derivative contracts of the Company as of December 31, 2019 For the purposes of this calculation, Bank EBITDA is defined as the sum of consolidated net income plus interest expense, oil and gas exploration expenses, income, franchise or margin taxes, depreciation, amortization, depletion and other non-cash charges including non-cash charges resulting from the application of ASC 718, ASC 815 and ASC 410-20 plus all realized net cash proceeds arising from the settlement or monetization of any hedge contracts plus expenses incurred in connection with the negotiation, execution, delivery and performance of the credit facility plus expenses incurred in connection with any acquisition permitted under the credit facility plus expenses incurred in connection with any offering of senior unsecured notes, subordinated debt or equity plus up to $1.0 million of extraordinary expenses in any 12-month period plus extraordinary losses minus all non-cash items of income which were included in determining consolidated net loss, including all non-cash items resulting from the application of ASC 815 and ASC 410-20. The threshold level of Debt/Bank EBITDA was the Company’s December 31, 2019 Debt/Bank EBITDA of 1.45x. The target level of Debt/Bank EBITDA was 1.0x. The maximum level of Debt/Bank EBITDA was 0.8x.

The table below shows the calculation of Debt/Bank EBITDA for 2019 and a reconciliation of Bank EBITDA to Net Income:

	First Lien	Second Lien
(In thousands)	Year End 2019	Year End 2019
Net (loss) income..........................................................................................................................................................................................	$(65,004)	$(65,004)
Net interest expense.....................................................................................................................................................................................	12,074	12,074
Depreciation, depletion and amortization................................................................................................................................................	52,267	52,267
Proved property impairment.......................................................................................................................................................................	51,293	51,293
Amortization of deferred financing fees...................................................................................................................................................	543	543
Stock-based compensation..........................................................................................................................................................................	1,911	1,911
Unrealized (gain) loss on derivative contracts........................................................................................................................................	20,838	20,838
Expenses incurred with offerings and execution of loan agreement...................................................................................................	608	4,854
Other non-cash items...................................................................................................................................................................................	632	632

Bank EBITDA...............................................................................................................................................................................................	$75,162	$79,408
Credit facility borrowings...........................................................................................................................................................................	$196,028	$196,028
Debt/Bank EBITDA.....................................................................................................................................................................................	2.61X	2.47X

Individual Performance: The Compensation Committee made a subjective determination of individual performance of each eligible employee’s accomplishments and performance to determine whether that employee earns the Threshold, Target or Maximum level of performance for this metric.

Generally, the bonus amount for the “threshold” level of performance was 50% of the target and the bonus amount for “maximum” level of performance was 200% of the target. Bonuses can range between these amounts based on the level of performance attained. Generally, no bonus was payable with respect to a defined metric if the “threshold” level of performance was not met on that metric. Performance that would qualify for bonuses at the threshold level was expected in normal operating circumstances. Performance satisfying the criteria for bonuses at the target level was believed to be achievable only with additional effort and results. Performance that would qualify for bonuses at the maximum level was believed to be achievable only with extraordinary efforts and results.

The specific levels of the first three metrics (production, LOE/Boe and Cash G&A) that would trigger the threshold, target and maximum bonus payments was tied to the Company’s public guidance with respect to these metrics. The performance criteria for the target bonus was generally at the midpoint of the range of the Company’s public guidance, with the threshold and maximum bonuses being payable for performance that was less than or exceeded those expectations. The threshold and maximum values were set within ranges recommended by the Compensation Committee and approved by the Board.

The Compensation Committee has the discretion to defer all or any part of any bonus to future years, to pay all or any portion of any bonus, or deferred bonus, in shares of Abraxas common stock (which would be issued under the LTIP) and to pay bonuses even if no bonus would be payable under the Annual Bonus Plan, and further has the discretion not to pay bonuses even if a bonus was earned under the Annual Bonus Plan. In the past, the Committee has elected to pay a portion of the annual bonus in shares of Common Stock and may continue to do so in the future. The Committee reviews the cash position of the Company and the amount of the annual bonus when making such determinations. The Compensation Committee also has the discretion to pay bonuses outside of the Annual Bonus Plan.

Long-Term Equity Incentives

In May 2017, the Compensation Committee retained L&A to conduct a thorough review of the Company’s grant practices under the Abraxas Petroleum Corporation Amended and Restated 2005 Employee Long-Term Equity Incentive Plan (“LTIP”). In August 2017, the Board of Directors, at the recommendation of the Compensation Committee, adjusted the eligibility, targeted vesting schedule and award requirements for the LTIP. The adjustments took effect on January 1, 2018. There have been no changes to the LTIP since its inception.

Employees, including all of the NEOs, earning above $180,000 are eligible to participate in the LTIP. Employees earning below $180,000 are eligible for participation at the discretion of the Compensation Committee. It is anticipated that awards will largely be made up of restricted stock grants. The target award for participants is 50% of the employee’s yearly salary, which can be adjusted at the Compensation Committee’s discretion. One-half of the target award vests annually over three years. Vesting of the remaining half is based on the achievement of performance goals established by the Compensation Committee.

For 2019, the Compensation Committee established that each NEO would receive 50% of his base salary in restricted stock and performance awards under the LTIP. Half of the performance awards under the LTIP was in restricted shares, which vest annually over three years. The remaining 50% of the award was in performance shares which vest on the third anniversary of the grant date of the award based on the Company’s achievement of performance goals. The performance goals for 2019 were based on Relative Total Shareholder Return (“Relative TSR”) versus the Company’s peer group over a three-year period starting on December 31, 2017. The Compensation Committee believes Relative TSR is the most prevalent performance measure among the companies in Abraxas’ peer group.

For purposes of calculating Relative TSR, the Compensation Committee utilized the peer group disclosed on page 57. Relative TSR was calculated using each peer group companies’ share price appreciation and dividends paid to show the total return to the stockholder expressed as an annualized percentage. The TSR for each of the peers and Abraxas was ranked from the highest TSR to the lowest TSR. Participants will have the ability to earn a payout of the award versus the target using the following scale:

Abraxas Relative TSR Performance
Performance Payout	Rank	Payout vs. Target
Maximum..........................................................................................................................................................	1	200%
	2	150%
Target.................................................................................................................................................................	3	100%
	4	75%
	5	50%
Threshold..........................................................................................................................................................	6	25%
	7	0%
	8	0%

Should Abraxas’ Total Shareholder Return be a negative percentage over the three-year time period, none of the performance shares will vest. Vesting is accelerated in certain events described under “Employment Agreements and Potential Payments Upon Termination or Change in Control.” Upon a Termination or Change in Control, the Performance Shares will vest at a maximum 100% targeted payout subject to the shares generating a positive Absolute Total Shareholder Return between the grant date and the effective date of the Termination or Change in Control.

Abraxas has historically granted long-term equity incentives after Mr. Watson presents his recommendations to the Compensation Committee in the first quarter; however, we have not granted long-term equity incentives every year and we have awarded long-term equity incentive awards at other times during the year, principally in the event of a new hire, substantial promotion or significant event, such as the completion of a financing transaction or an accretive acquisition. We believe that such events warrant the granting of awards outside the normal course of business as these events are significant to the future success of Abraxas. We do not time award grants in coordination with the release of material non-public information.

LTIP. The LTIP, which was approved by our stockholders at the 2006 annual meeting and subsequently amended by our stockholders, authorizes us to grant incentive stock options, non-qualified stock options and shares of restricted stock to our executive officers, as well as to all employees of Abraxas. We use equity incentives as a form of long-term compensation because it provides our executive officers an opportunity to acquire an equity interest in Abraxas and further aligns their interest with those of our stockholders. Options grants generally have a term of 10 years and vest in equal increments over four years. Restricted stock grants vest in accordance with each individual grant agreement. Vesting is accelerated in certain events described under “Employment Agreements and Potential Payments Upon Termination or Change in Control.”

The purposes of the LTIP are to employ and retain qualified and competent personnel and to promote the growth and success of Abraxas, which can be accomplished by aligning the long-term interests of the executive officers with those of the stockholders by providing the executive officers an opportunity to acquire an equity interest in Abraxas. All grants are made with an exercise price of no less than 100% of the fair market value on the date of such grant.

As of December 31, 2019, a total of 8.7 million shares of Abraxas common stock were reserved under the LTIP, subject to adjustment following certain events, such as stock splits. The maximum annual award for any one employee is 500,000 shares of Abraxas common stock. If options, as opposed to restricted stock, are awarded, the exercise price shall be no less than 100% of the fair market value on the date of the award, unless the employee is awarded incentive stock options and, at the time of the award, owns more than 10% of the voting power of all classes of stock of Abraxas. Under this circumstance, the exercise price shall be no less than 110% of the fair market value on the date of the award. Option terms and vesting schedules are at the discretion of the Compensation Committee.

Employment Contracts, Change in Control Arrangements and Certain Other Matters. We provide the opportunity for our executive officers to be protected under the severance and change in control provisions contained in their employment agreements. We believe that these provisions help us to attract and retain an appropriate caliber of talent for these positions. Our severance and change in control provisions for the executive officers are summarized in “Employment Agreements and Potential Payments Upon Termination or Change in Control” below. We believe that our severance and change in control provisions are consistent with the programs and levels of severance and post-employment compensation of other companies in our industry and believe that these arrangements are reasonable.

Other Employee Benefits. Abraxas’ executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life and long-term disability insurance, in each case on the same basis as other employees. Abraxas’ executive officers are also eligible to participate in our 401(k) plan on the same basis as other employees. In 2008, Abraxas adopted the safe harbor provision for its 401(k) plan which requires Abraxas to contribute a fixed match to each participating employee’s contributions to the plan. The fixed match is set at the rate of dollar for dollar for the first 1% of eligible pay contributed, then 50 cents on the dollar for each additional percentage point of eligible pay contributed, up to 5%. The fixed match is contributed in the form of Abraxas common stock. An employee’s eligible pay with respect to calculating the fixed match is limited by IRS regulations. In addition, the Board of Directors, at its sole discretion, may authorize Abraxas to make additional contributions to each participating employee’s plan. The employee contribution limit for 2019 was $19,000 for employees under the age of 50 and $25,000 for employees 50 years of age or older. The Board of Directors has also suggested a cap on the amount (or percentage) of Abraxas common stock that each employee should own in their individual 401(k) account to encourage diversification. The maximum suggested percentage has been set at 20% and each employee is encouraged to reduce his or her ownership of Abraxas common stock in his or her 401(k) account in the event such employee is over the suggested limit.

Assessment of Compensation Policies and Practices

The Company and the Compensation Committee have conducted an in-depth risk assessment of the Company’s compensation policies and practices in response to public and regulatory concerns about the link between incentive compensation and excessive risk taking by companies. The Company and the Committee concluded that our compensation program does not motivate imprudent risk taking. In this regard, the Committee believes that:

•      The Company’s annual incentive compensation is based on performance metrics that promote a disciplined approach towards the long-term goals of the Company;

•      The Company does not offer significant short-term incentives that might drive high-risk investments at the expense of the long-term value of the Company;

•      The Company’s compensation programs are weighted towards offering long-term incentives that reward sustainable performance, especially when considering the Company’s stock ownership guidelines for executive officers;

•      The Company’s compensation awards are capped at reasonable levels, as determined by a review of the Company’s financial position and prospects, as well as the compensation offered by companies in our industry; and

•      The Board’s high level of involvement in approving material investments and capital expenditures helps avoid imprudent risk taking.

The Company’s compensation policies and practices were evaluated to ensure that they do not foster risk taking above the level of risk associated with the Company’s business and the Company concluded that it has a balanced pay and performance program and that the risks arising from its compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Impact of Regulatory Requirements

Deductibility of Executive Compensation. In evaluating compensation program alternatives, the Compensation Committee considered the potential impact on the Company of Section 162(m) of the Internal Revenue Code of 1986, as amended. Prior to 2018, Section 162(m) limited to $1 million the amount that a publicly traded corporation, such as the Company, may deduct for compensation paid in any year to its chief executive officer and certain other named executive officers (“covered employees”). At the time the Compensation Committee made its compensation decisions, the tax law provided that compensation which qualified as “performance-based” was excluded from the $1 million per covered employee limit if, among other requirements, the compensation was payable only upon attainment of pre-established, objective performance goals under a plan approved by our stockholders. However, this exception was repealed in the tax reform legislation signed into law on December 22, 2017. As a result, it is uncertain whether compensation that the Compensation Committee intended to structure as performance-based compensation under Section 162(m) will be deductible in the future.

Non-Qualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to non-qualified deferred compensation arrangements. We believe we are in compliance with the statutory provisions which were effective January 1, 2005 and the regulations which became effective on January 1, 2009. If such compensation does not comply with the tax rules applicable to non-qualified deferred compensation arrangements, then the benefits would be taxable in the first year they are not subject to a substantial risk of forfeiture and are subject to certain additional adverse tax consequences.

Accounting for Stock-Based Compensation. On October 1, 2005 we began accounting for stock-based compensation in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for all of our stock-based compensation plans. See the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission for a discussion of all assumptions made in the calculation of this amount.

Policy on Recovery of Compensation. Our Chief Executive Officer and Chief Financial Officer are required to repay certain bonuses and stock-based compensation they receive if we are required to restate our financial statements as a result of misconduct as required by Section 304 of the Sarbanes-Oxley Act of 2002.

Compensation Committee Report

The Compensation Committee of Abraxas has reviewed and discussed the Compensation Discussion & Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion & Analysis be included in this Annual Report.

This report is submitted by the members of the Compensation Committee.

Ralph F. Cox, Chairman

Brian L. Melton

Angela A. Meyer

Summary Compensation Table

The following table sets forth a summary of compensation paid to each of our named executive officers for the last three fiscal years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)(7)
Robert L.G. Watson................... President, Chief Executive Officer and Chairman of the Board	2019	531,700	—	130,000	—	—	12,800	674,500
	2018	505,000	10,000	115,000	—	210,174	12,625	852,799
	2017	452,333	313,154	—	—	322,000	12,450	1,099,937

Steven P. Harris(8)....................... Vice President -Chief Financial Officer	2019	255,625	—	62,500	—	—	3,000	321,125
	2018	135,417	2,804	133,500	—	48,545	1,625	321,891

Peter A. Bommer........................ Vice President—Engineering	2019	281,187	—	68,750	—	—	12,800	362,737
	2018	267,750	5,288	62,500	—	72,650	12,625	420,813
	2017	245,833	170,193	—	—	175,000	12,450	603,476

Kenneth W. Johnson.................. Vice President—Operations	2019	281,187	—	68,750	—	—	24,800	374,737
	2018	245,833	5,288	246,170	—	111,150	24,625	633,066

Stephen T. Wendel..................... Vice President—Land & Marketing	2019	281,187	—	68,750	—	—	12,800	362,737
	2018	268,750	5,288	62,500	—	72,650	12,625	421,813
	2017	239,750	163,577	—	—	175,000	12,450	590,777

(1)   The amounts in this column include any 401(k) plan account contributions made by the named executive officer.

(2)   The amounts in this column reflect a discretionary holiday bonus of $10,000, $2,804, $5,288, $5,288 and $5,288 awarded to Messrs. Watson, Harris, Bommer, Johnson and Wendel, respectively, in 2018. The amounts in this column reflect a discretionary holiday bonus of $8,846, $5,288, $4,808 and $4,808 awarded to Messrs. Watson, King, Bommer and Wendel, respectively, in 2017. The amounts in this column also reflect a one-time discretionary bonus of $304,308, $181,923, $165,385, and $158,769 paid to Messrs. Watson, King, Bommer and Wendel, respectively, in 2017. The amounts in this column also reflect a discretionary holiday bonus of $17,692, $10,577, $9,615 and $9,231 awarded to Messrs. Watson, King, Bommer and Wendel, respectively, in 2016. There were no discretionary bonuses paid in 2019.

(3)   The amounts in this column reflect the aggregate grant date fair value of stock awards granted during a given year to the named executive officer calculated in accordance with FASB ASC Topic 718. See the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission for a discussion of all assumptions made in the calculation of this amount.

(4)   The amounts in this column reflect the aggregate grant date fair value of options granted during a given year to the named executive officer calculated in accordance with FASB ASC Topic 718. See the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission for a discussion of all assumptions made in the calculation of this amount.

(5)   The amounts included in this column for 2017, 2018 and 2019 include cash bonuses earned and paid under the Annual Bonus Plan.

(6)   The amounts in this column represent contributions by Abraxas to the named executive officer’s 401(k) plan and health savings accounts for 2017, 2018 and 2019 as well as a $12,000 vehicle allowance for Mr. Johnson in 2018.

(7)   The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the previous columns.

(8)   Joined Abraxas in June 2018. Elected Vice President – Chief Financial Officer in November 2018.

(9)   Elected Vice President – Operations in September 2018. Previously served as Regional Operations Manager.

Grants of Plan-Based Awards

The following table provides information with regard to grants of non-equity incentive compensation and all other stock and option awards to our named executive officers in 2019.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All other Stock Awards; Number of Shares of Stock or Units(3)	All other Option Awards; Number of Securities Underlying Options (#)(4)	Exercise price of Option Awards ($/Sh)	Grant Date Fair Value of stock and option awards(5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum ($)
Robert L.G. Watson....	01/01/2019	187,460	374,920	749,840
	04/01/2019							97,015			130,000
	04/01/2019				24,254	97,015	194,030				130,000

Steven P. Harris......	01/01/2019	90,125	180,250	360,500
	04/01/2019							46,642			62,500
	04/01/2019				11,616	46,642	92,924				62,500

Peter A. Bommer...	01/01/2019	99,138	198,275	396,550
								51,306			68,750
	04/01/2019				12,827	51,306	102,612				68,750

Kenneth W. Johnson...	01/01/2019	99,138	198,275	396,550
	04/01/2019							51,306			68,750
	04/01/2019				12,827	51,306	102,612				68,750

Stephen T. Wendel....	01/01/2019	99,138	198,275	396,550
	04/01/2019							51,306			68,750
	04/01/2019				12,827	51,306	102,612				68,750

(1)   Reflects awards under the Annual Bonus Plan. Please see the discussion under “Compensation Discussion & Analysis – Elements of Executive Compensation – Annual Bonuses” for more information. Please also refer to column 5 of the Summary Compensation Table.

(2)   Represents the potential number of restricted shares for achieving performance goal described in “Compensation Discussion & Analysis – Elements of Executive Compensation – Long-Term Equity Incentives” payable under the LTIP. Amounts reported (a) in the “Threshold” column reflect 25% of the target number of restricted shares awarded to each named executive officer, which is the minimum amount payable for achieving the performance goal under the Annual Bonus Plan, (b) in the “Target” column reflect 100% of the target number of restricted shares awarded to each named executive officer for achieving the performance goal under the Annual Bonus Plan, and (c) in the “Maximum” column reflect 200% of the target number of restricted shares awarded to each named executive officer, which is the maximum amount payable for achieving the performance goal under the Annual Bonus Plan. If less than minimum levels of performance, as described in the “Threshold” column, are attained with respect to the total shareholder return performance metric applicable to the restricted shares subject to the performance goal, then 0% of the target number of restricted shares awarded will be earned. The number of shares actually delivered at the end of the performance period may vary from the target number of restricted shares, based on our achievement of the specific performance measure (TSR).

(3)   Represents shares of restricted stock subject to time-based vesting conditions granted under the LTIP.

(4)   Represents time-based option awards under the LTIP.

(5)   Represents the grant date fair value determined pursuant to FASB ASC Topic 718, based on the closing price of our common stock on the applicable grant date. The closing price of our common stock on April 1, 2019 was $1.34. With respect to the restricted shares, amounts reflect an aggregate probable settlement percentage of 100% for achieving the performance goals described in “Compensation Discussion & Analysis – Elements of Executive Compensation – Long-Term Equity Incentives.” The shares of restricted stock were granted on April 1, 2019.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning outstanding equity awards at December 31, 2019 for our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(2)	Market Value of Shares of Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Robert L.G. Watson	267,750	—	1.75	10/05/2019
	90,000	—	2.09	03/16/2020
	60,000	—	4.72	03/15/2021
	20,000	—	3.74	03/08/2022
	42,000	—	2.39	05/14/2023
	46,000	—	3.15	03/11/2024
	225,000	75,000	3.16	03/03/2025
	207,500	207,500	0.97	03/15/2026
					35,007	11,902	52,511	17,854
					97,015	32,985	97,015	32,985

Steven P. Harris.........	—	100,000	2.67	06/20/2028
					37,500	12,750	—	—
					46,642	15,858	46,642	15,858

Peter A. Bommer	31,875	—	1.75	10/05/2019
	35,900	—	2.09	03/16/2020
	15,000	—	4.72	03/15/2021
	25,000	—	3.55	08/09/2021
	10,500	—	3.74	03/08/2022
	23,500	—	2.39	05/14/2023
	25,000	—	3.15	03/11/2024
	150,000	50,000	3.16	03/03/2025
	74,000	74,000	0.97	03/15/2026
					19,026	6,469	28,539	9,703
					51,306	17,444	51,306	17,444

Kenneth W. Johnson	31,875	—	1.75	10/05/2019
	33,000	—	2.09	03/16/2020
	15,000	—	4.72	03/15/2021
	9,500	—	3.74	03/08/2022
	21,500	—	2.39	05/14/2023
	23,000	—	3.15	03/11/2024
	25,000	—	3.55	08/09/2021
	38,500	38,500	0.97	03/15/2026
					87,575	29,776	27,306	9,284
					51,306	17,444	51,306	17,444

Stephen T. Wendel	66,937	—	1.75	10/05/2019
	60,000	—	2.09	03/16/2020
	30,000	—	4.72	03/15/2021
	10,400	—	3.74	03/08/2022
	22,300	—	2.39	05/14/2023
	24,000	—	3.15	03/11/2024
	112,500	37,500	3.16	03/03/2025
	88,500	88,500	0.97	03/15/2026
					19,026	6,469	28,539	9,703
					51,306	17,444	51,306	17,444

(1)   Options vest in twenty-five percent (25%) increments each year for four (4) years on the anniversary of the grant date.

(2)   For awards granted before January 1, 2018, stock awards vest in 25% increments each year for four years on the anniversary of the grant date. Starting January 1, 2018, the vesting schedule for all restricted stock awards changed to 33.3% each year for three years with the remainder vesting upon achievement of performance goals established by the Compensation Committee.

(3)   The market value was calculated based on the closing price of Abraxas’ common stock on December 31, 2019 of $0.34 per share multiplied by the number of shares of stock that had not vested as of December 31, 2019.

Option Exercises and Stock Vested

The following table provides information concerning exercises of stock options and other stock awards by our named executive officers during the fiscal year ended December 31, 2019.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Shares Acquired on Exercise		Value Realized on Exercise ($)		Number of Shares Acquired on Vesting		Value Realized on Vesting ($)
Robert L.G. Watson	125,000		55,000	(2)	35,007	(3)	23,455
Steven P. Harris	—		—		—		—
Peter A. Bommer	7,500		3,300	(2)	19,026	(4)	12,747
Kenneth W. Johnson	11,250	(1)	4,950	(2)	87,575	(5)	21,421
Stephen T. Wendel	50,000		22,000	(2)	19,026	(6)	12,747

(1)   Of this amount 7,788 shares were utilized as payment of the exercise price.

(2)   These options were exercised on March 18, 2019 with an exercise price of $0.99 and the closing price of Abraxas common stock on even date was $1.43 for a realized value of $0.44 per share.

(3)   These 35,007 stock awards vested on April 2, 2019 and the closing price of Abraxas’ common stock on this date was $1.34.

(4)   These 19,026 stock awards vested on April 2, 2019 and the closing price of Abraxas’ common stock on this date was $1.34.

(5)   These 87,575 stock awards consisted of 18,204 stock awards vested on April 2, 2019 and the closing price of Abraxas’ common stock on this date was $1.34 and 69,371 stock awards vested on November 6, 2019 and the closing price of Abraxas’ common stock on this date was $0.27.

(6)   These19,026 stock awards vested on April 2, 2019 and the closing price of Abraxas’ common stock on this date was $1.34.

Pension Benefits

Abraxas does not sponsor any pension benefit plans and none of the named executive officers contribute to such a plan.

Non-Qualified Deferred Compensation

Abraxas does not sponsor any non-qualified defined compensation plans or other non-qualified deferred compensation plans and none of the named executive officers contribute to any such plans.

Stock Ownership Guidelines

Abraxas’ Board has established stock ownership guidelines to strengthen the alignment of director and executive officer interests with those of our stockholders. As of December 31, 2019, we had nine non-employee directors and eight executive officers subject to the stock ownership guidelines. Under the guidelines below, each director and officer is precluded from selling any shares of Abraxas common stock until the director or officer satisfies the ownership guidelines set forth in the following table. Satisfaction of the ownership guidelines will fluctuate with the market value of Abraxas common stock.

Position	Stock Ownership Guidelines
Chief Executive Officer	5x annual base salary

All other Executive Officers	3x annual base salary

Non-employee Directors	3x all fees received during the prior 12-month period, including the value of common shares awarded in lieu of cash payments at the time of issuance

Abraxas’ Board has discretion to review special situations; however, non-compliance without board approval can result in the loss of future bonuses and discretionary stock-based compensation. As of December 31, 2019, the market value of Abraxas common stock was $0.34 per share. As an example, Mr. Watson, our chief executive officer, is required to own 7,876,471 shares of Abraxas common stock to meet the stock ownership guidelines at this price. As of December 31, 2019, none of the NEO’s or directors satisfied the minimum stock ownership guidelines.

Policies Against Hedging and Pledging Stock

Our NEOs and directors are prohibited from engaging in hedging transactions that are designed to hedge or offset a decrease in market value of such person’s Common Stock in the Company. We believe that such conduct could cause an NEO or director to no longer have the same objectives as the Company’s other stockholders because these types of transactions could reduce the full risks of stock ownership. In addition, our NEOs and directors may not pledge Company securities as collateral for any other loan.

The Company’s Code of Business Conduct and Ethics, which was updated in 2018 contains a policy on insider trading. The policy states that employees, officers and directors who have access to confidential information are not permitted to use or share that information for stock trading purposes or for any other purpose except the conduct of our business. All non-public information about the Company should be considered confidential information. To use non-public information for personal financial benefit or to “tip” others who might make an investment decision on the basis of this information is not only unethical but also illegal. If you have any questions, please consult the Company’s policy on insider trading.

See also, “Employment Agreements and Potential Payments Upon Termination or Change in Control” in Item 12 of this annual report.

Compensation of Directors

All compensation paid to directors is limited to non-employee directors. We use a combination of cash and stock-based incentive compensation to attract and retain qualified individuals to serve on the Board.

Compensation. During 2019, each director was paid $1,600 for each board meeting attended and $1,100 for each committee meeting attended. The chairman of the Audit Committee received an additional annual fee of $10,500, the chairman of the Compensation Committee received an additional annual fee of $5,300 and the chairman of the Nominating and Governance Committee received an additional annual fee of $2,100. Each director was paid a retainer of $48,000 per year.

Stock Options. Historically, Abraxas has awarded each director stock options, depending on each director’s length of service, with exercise prices equal to the prevailing market prices at the time of issuance, ranging from $0.99 to $5.38 per share. Each year at the first regular board meeting following the annual meeting, Abraxas awarded each director 25,000 options, in accordance with the terms of the Amended and Restated Abraxas Petroleum Corporation 2005 Non-Employee Directors Long-Term Equity Incentive Plan (the “Directors Plan”).

The Directors Plan currently reserves 640,968 shares of Abraxas common stock, subject to adjustment following certain events, such as stock splits. The maximum annual award for any one director is 100,000 shares. The exercise price of all options awarded is no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the Compensation Committee.

Unless otherwise provided in the applicable award agreement, vested awards granted under the Directors Plan shall expire, terminate, or otherwise be forfeited as follows:

•      three months after the date the Company delivers a notice of termination of a participant’s active status, other than in circumstances covered by the following three circumstances:

•       immediately upon termination for misconduct;

•       12 months after the date of death; and

•       36 months after the date on which the director ceased performing services as a result of retirement.

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2019 that Abraxas paid to each director. Abraxas does not sponsor a pension benefits plan, a non-qualified deferred compensation plan or a non-equity incentive plan for its directors; therefore, these columns have been omitted from the following table. Except for reimbursement of travel expenses to attend board and committee meetings, no other or additional compensation for services were paid to any of the directors.

Restricted Stock. Beginning in 2019, Abraxas quit awarding stock options and instead granted shares of restricted stock. Restricted stock was awarded in shares with a market value at the time of the grant equal to $12,000. The restricted shares vest over a three year period, one third per year from the date of the grant. In 2019 each director was granted 9,231 shares at the closing price on the date of the grant of $1.30. There have not been any restricted stock awards awarded to directors in 2020.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Stock Awards ($)(2)	Total ($)(3)
Harold D. Carter................................................................................................................................	55,650	12,000	67,650
Ralph F. Cox......................................................................................................................................	62,900	12,000	74,900
W. Dean Karrash...............................................................................................................................	59,450	12,000	71,450
Jerry J. Langdon................................................................................................................................	59,700	12,000	71,700
Dennis E. Logue................................................................................................................................	56,750	12,000	68,750
Brian L. Melton.................................................................................................................................	70,075	12,000	82,075
Angela A. Meyer...............................................................................................................................	42,800	12,000	54,800
Paul A. Powell, Jr..............................................................................................................................	56,750	12,000	68,750
Edward P. Russell.............................................................................................................................	53,675	12,000	65,675

(1)   This column represents the amounts paid in cash to each director.

(2)   The amounts in this column reflect the aggregate grant date fair value of restricted stock granted in 2019 to each director calculated in accordance with FASB ASC Topic 718. See the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission for a discussion of all assumptions made in the calculation of this amount.

(3)   The dollar value in this column for each director represents the sum of all compensation reflected in the previous columns.

The following table provides information concerning outstanding equity awards at December 31, 2019 for our directors:

Outstanding Equity Awards at Fiscal Year End Table

	OPTION AWARDS			STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)(1)	Option Exercise Price ($)	Number of Shares of Stock That Have Not Vested (#)(2)	Market Value of Shares of Units of Stock That Have Not Vested ($)(3)
Harold D. Carter.......................................................................................................	10,000		2.75	9,391	3,139
	10,000		4.51
	10,000		4.32
	10,000		4.50
	10,000		2.36
	10,500		4.13
	12,000		2.90
	12,000		2.39
	12,000		5.38
	25,000		3.66
	25,000		1.34
	25,000		1.87
	25,000		2.87

Ralph F. Cox.............................................................................................................	10,000		2.75	9,391	3,139
	10,000		4.51
	10,000		4.32
	10,000		4.50
	50,000		0.99
	10,000		1.06
	10,000		2.36
	10,500		4.13
	12,000		2.90
	12,000		2.39
	12,000		5.38
	25,000		3.66
	25,000		1.34
	25,000		1.87
	25,000		2.87

W. Dean Karrash......................................................................................................	12,000		2.90	9,391	3,139
	12,000		2.39
	12,000		5.38
	25,000		3.66
	25,000		1.34
	25,000		1.87
	25,000		2.87

Jerry J. Langdon.......................................................................................................	12,000		2.39	9,391	3,139
	12,000		5.38
	25,000		3.66
	25,000		1.34
	25,000		1.87
	25,000		2.87

	OPTION AWARDS			STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)(1)	Option Exercise Price ($)	Number of Shares of Stock That Have Not Vested (#)(2)	Market Value of Shares of Units of Stock That Have Not Vested ($)(3)
Dennis E. Logue...................................................................................................	10,000		2.75	9,391	3,139
	10,000		4.51
	10,000		4.32
	10,000		4.50
	50,000		0.99
	10,000		1.06
	10,000		2.36
	10,500		4.13
	12,000		2.90
	12,000		2.39
	12,000		5.38
	25,000		3.66
	25,000		1.87
	25,000		1.34
	25,000		2.87

Brian L. Melton....................................................................................................	75,000		1.64	9,391	3,139
	10,000		2.36
	10,500		4.13
	12,000		2.90
	12,000		2.39
	12,000		5.38
	25,000		3.66
	25,000		1.34
	25,000		1.87
	25,000		2.87

Angela A. Meyer..................................................................................................	—	—	—	9,391	3,139

Paul A. Powell, Jr.................................................................................................	10,000		2.75	9,391	3,139
	10,000		4.51
	10,000		4.32
	10,000		4.50
	10,000		1.06
	10,000		2.36
	10,500		4.13
	12,000		2.90
	12,000		2.39
	12,000		5.38
	25,000		3.66
	25,000		1.34
	25,000		1.87
	25,000		2.87

Edward P. Russell................................................................................................	75,000		1.64	9,391	3,139
	10,000		2.36
	10,500		4.13
	12,000		2.90
	12,000		2.39
	12,000		5.38
	25,000		3.66
	25,000		1.34
	25,000		1.87
	25,000		2.87

1.

The options awarded to each non-employee director at the first regular board meeting following the annual meeting vest immediately. Other option awards vest in twenty-five percent (25%) increments each year for four (4) years on the anniversary of the grant date.

2.	For awards granted after January 1, 2018, the vesting schedule for all restricted stock awards changed to 33.3% each year for three years.
3.

The market value was calculated based on the closing price of Abraxas’ common stock on December 31, 2019 of $0.34 per share multiplied by the number of shares of stock that had not vested as of December 31, 2019.

Compensation Committee Interlocks and Insider Participation

Messrs. Cox, Carter and Logue served on the Compensation Committee during 2019. No member of the Compensation Committee was at any time during 2019, or at any other time, an officer or employee of Abraxas, and no member had any relationship with Abraxas requiring disclosure as a related-party transaction in the section “Certain Relationships and Related Party Transactions” of Item 13 of this annual report. No executive officer of Abraxas has served on the Board of Directors or Compensation Committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Holdings of Principal Stockholders, Directors, and Officers

Based upon information received from the persons concerned, each person known to Abraxas to be the beneficial owner of more than five percent of the outstanding shares of common stock of Abraxas, each director and nominee for director, each of the executive officers and all directors and officers of Abraxas as a group, owned beneficially as of June 1, 2020, the number and percentage of outstanding shares of common stock of Abraxas indicated in the following table. Abraxas’ Board has adopted stock ownership guidelines. Except as otherwise noted below, the address for each of the beneficial owners is c/o Abraxas Petroleum Corporation, 18803 Meisner Drive, San Antonio, Texas 78258. Please read “Executive Compensation – Stock Ownership Guidelines.” None of the shares listed below have been pledged as security.

Name of Beneficial Owner	Number of Shares(1)	Percentage (%)
Robert L.G. Watson..........................................................................................................	2,779,865(2)	1.7%
Steven P. Harris.................................................................................................................	121,462(3)	*
Peter A. Bommer..............................................................................................................	886,476(4)	*
Tod A. Clarke....................................................................................................................	358,962(5)	*
Kenneth W. Johnson........................................................................................................	625,911(6)	*
G. William Krog, Jr..........................................................................................................	543,065(7)	*
Dirk A. Schwartz..............................................................................................................	295,418(8)	*
Stephen T. Wendel...........................................................................................................	1,016,770(9)	*
Harold D. Carter................................................................................................................	412,845(10)	*
Ralph F. Cox......................................................................................................................	683,216(11)	*
W. Dean Karrash...............................................................................................................	178,229(12)	*
Jerry J. Langdon................................................................................................................	141,879(13)	*
Dennis E. Logue................................................................................................................	354,544(14)	*
Brian L. Melton.................................................................................................................	275,012(15)	*
Angela A. Meyer...............................................................................................................	9,231(16)
Paul A. Powell, Jr.............................................................................................................	365,007(17)	*
Edward P. Russell.............................................................................................................	261,031(18)	*
BlackRock, Inc..................................................................................................................	11,953,812(19)	7.1%
All Officers and Directors as a Group (17 persons)...................................................	9,309,193	5.5%

*      Less than 1%

(1)   Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2)   Includes 883,000 shares issuable upon exercise of vested options granted pursuant to the LTIP (as defined on page 62), 82,180 restricted shares subject to vesting and 279,983 shares in a retirement account.

(3)   Includes 25,000 shares issuable upon exercise of vested options granted pursuant to the LTIP and 68,595 restricted shares subject to vesting.

(4)   Includes 447,900 shares issuable upon exercise of vested options granted pursuant to the LTIP, 43,717 restricted shares subject to vesting and 81,939 shares in a retirement account.

(5)   Includes 139,300 shares issuable upon exercise of vested options granted pursuant to the LTIP, 40,227 restricted shares subject to vesting and 73,928 shares in a retirement account.

(6)   Includes 171,000 shares issuable upon exercise of vested options granted pursuant to the LTIP, 112,667 restricted shares subject to vesting and 75,306 shares in a retirement account.

(7)   Includes 283,500 shares issuable upon exercise of vested options granted pursuant to the LTIP, 536,772 restricted shares subject to vesting and 73,251 shares in a retirement account.

(8)   Includes 124,311 shares issuable upon exercise of vested options granted pursuant to the LTIP,  and 60,107 shares in a retirement account.

(9)   Includes 436,267 shares issuable upon exercise of vested options granted pursuant to the LTIP,  and 166,803 shares in a retirement account.

(10) Includes 196,500 shares issuable upon exercise of vested options granted pursuant to the Directors Plan (as defined on page 69), 9,231 restricted shares subject to vesting, 7,577 shares in a family trust and 42,598 shares in a retirement account. Mr. Carter resigned from the board effective March 24, 2020.

(11) Includes 256,500 shares issuable upon exercise of vested options granted pursuant to the Directors Plan, and 9,231 restricted shares subject to vesting.

(12) Includes 136,000 shares issuable upon exercise of vested options granted pursuant to the Directors Plan and 9,231 restricted shares subject to vesting.

(13) Includes 124,000 shares issuable upon exercise of vested options granted pursuant to the Directors Plan and 9,231 restricted shares subject to vesting. Mr. Karrash resigned from the board effective March 24, 2020.

(14) Includes 256,500 shares issuable upon exercise of vested options granted pursuant to the Directors Plan and 9,231 restricted shares subject to vesting. Mr. Logue resigned from the board effective March 24, 2020,  but will remain as an uncompensated Advisory Director.

(15) Includes 231,500 shares issuable upon exercise of vested options granted pursuant to the Directors Plan and 9,231 restricted shares subject to vesting.

(16) Includes 9,231 restricted shares subject to vesting.

(17) Includes 206,500 shares issuable upon exercise of vested options granted pursuant to the Directors Plan, 9,231 restricted shares subject to vesting and 27,277 shares in various entities managed by Mr. Powell. Mr. Powell resigned from the board effective March 24, 2020.

(18) Includes 231,500 shares issuable upon exercise of vested options granted pursuant to the Directors Plan and 9,231 restricted shares subject to vesting. Mr. Russell resigned from the board effective March 24, 2020.

(19) According to information in its Schedule 13G/A dated February 5, 2020, BlackRock, Inc. is the parent corporation of the following subsidiaries which own shares of our common stock: BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management, LLC. BlackRock, Inc. has sole dispositive power over 11,953,812 shares and sole voting power over 11,627,054 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

Equity Compensation Plan Information

The following table gives aggregate information regarding grants under all of Abraxas’ equity compensation plans through December 31, 2019.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders................................................................................	5,926,273	$ 2.47	2,748,351
Equity compensation plans not approved by security holders................................................................................	—	—	—

Employment Agreements and Potential Payments Upon Termination or Change in Control

Abraxas has entered into employment agreements with each of our named executive officers pursuant to which each will receive compensation as determined from time to time by the Board in its sole discretion. Abraxas has also established the Abraxas Petroleum Corporation Severance Plan, effective December 31, 2008, for all employees who are not subject to an employment agreement. This plan provides severance benefits in the event of a change in control and for certain other changes in conditions of employment. The affected employees would be entitled to receive one month of base salary for each year of service with Abraxas, up to a maximum of 12 months.

The employment agreements for Messrs. Watson, Harris, Bommer, Johnson and Wendel are scheduled to terminate on December 31, 2020, and are automatically extended for an additional year if by December 1 neither Abraxas nor Messrs. Watson, Harris, Bommer, Johnson or Wendel, as the case may be, has given notice to the contrary. In the event of a Change in Control, the term or any renewal thereof continues in effect for 36 months.

The employment agreements contain the following defined terms:

“Cause” means termination upon

(i) the willful and continued failure by the named executive officer to substantially perform his duties with Abraxas (other than any such failure resulting from his incapacity due to physical or mental illness or any such actual or anticipated failure resulting from termination by him for Good Reason) after a written demand for substantial performance is delivered to the named executive officer by the Board, which demand specifically identifies the manner in which the Board believes that he has not substantially performed his duties, or

(ii) the willful engaging by the named executive officer in conduct which is demonstrably and materially injurious to the Company, monetarily or otherwise. The named executive officer shall not be deemed to have been terminated for Cause unless and until the named executive officer has been delivered a copy of a resolution duly adopted by the affirmative vote (which cannot be delegated) of not less than a majority of the members of the Board who are not officers of the Company at a meeting of the Board called and held for such purposes (after reasonable notice to the named executive officer and an opportunity for the named executive officer, together with the named executive officer’s counsel, to be heard before the Board), finding that in the good faith opinion of the Board, the named executive officer was guilty of conduct set forth in clauses (i) or (ii) above and specifying the particulars thereof in detail.

“Change in Control” means the occurrence of

(i) any “person” or “group” (as such terms are used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) becoming the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), except that a person shall be deemed to be the “beneficial owner” of all shares that any such person has the right to acquire pursuant to any agreement or arrangement or upon exercise of conversion rights, warrants, options or otherwise, without regard to the sixty day period referred to in such Rule), directly or indirectly, of securities representing 20% or more of the combined voting power of the Company’s then outstanding securities,

(ii) any person or group making a tender offer or an exchange offer for 20% or more of the combined voting power of the Company’s then outstanding securities,

(iii) at any time during any period of two consecutive years (not including any period prior to the execution of the employment agreement), individuals who at the beginning of such period constituted the Board and any new directors, whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds (2/3) of the Company directors then still in office who either were the Company directors at the beginning of the period or whose election or nomination for election was previously so approved (“Current Directors”), ceasing for any reason to constitute a majority thereof,

(iv) the Company consolidating, merging or exchanging securities with any other entity and the stockholders of the Company immediately before the effective time of such transaction not beneficially owning, immediately after the effective time of such transaction, shares entitling such stockholders to a majority of all votes (without consideration of the rights of any class of stock entitled to elect directors by a separate class vote) to which all stockholders of the corporation issuing cash or securities in the consolidation, merger or share exchange would be entitled for the purpose of electing directors or the Current Directors immediately after the effective time of the consolidation, merger or share exchange not constituting a majority of the Board of Directors of the corporation issuing cash or securities in the consolidation, merger or share exchange, or

(v) any person or group acquiring all or substantially all of the Company’s assets.

“Disability” means the incapacity of the named executive officer due to physical or mental illness which causes the named executive officer to have been absent from the full-time performance of his duties with the Company for six consecutive months, and within 30 days after the Company gives the named executive officer written notice of termination, the named executive officer has not returned to the full-time performance of his duties.

“Good Reason” means, without the named executive officer’s express written consent, any of the following:

(i) a material adverse alteration in the nature or status of his position, duties or responsibilities from those in effect immediately prior to a Change in Control, other than any such alteration primarily attributable to the fact that the Company may no longer be a public company or may be a subsidiary of another entity,

(ii) a reduction in his current annual base salary as in effect immediately prior to the Change in Control or as the same may be increased from time to time,

(iii) a change in the principal place of his employment, as in effect at the time of a Change in Control, to a location more than fifty (50) miles from such principal place of employment, excluding required travel on the Company’s business to an extent substantially consistent with Employee’s business travel obligations as of the date of the agreement,

(iv) the failure by the Company, without his consent, to pay to him any portion of his current compensation, or to pay to him any portion of any deferred compensation, within ten (10) days of the date any such compensation payment is due,

(v) the failure by the Company to continue in effect any compensation plan in which he participates, or any substitute plans adopted prior to the Change in Control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan in connection with the Change in Control, or the failure by the Company to continue his participation therein on the same basis, both in terms of the amount of benefits provided and the level of his participation relative to other participants, as existed at the time of the Change in Control,

(vi) the failure by the Company to continue to provide him with benefits at least as favorable to those enjoyed by him under any of the Company’s pension, life insurance, medical, health and accident, disability, deferred compensation or savings plans in which he is currently participating, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive him of any material fringe benefit enjoyed by him, or the failure by the Company to provide him with the number of paid vacation days to which he is entitled on the basis of the Company’s practice with respect to him as in effect at the time of the Change in Control,

(vii) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform his employment agreement, or

(viii) any purported termination of his employment which is not effected pursuant to the employment agreement’s termination provisions.

“Retirement” means termination in accordance with the Company’s retirement policy, generally applicable to its salaried employees or in accordance with any retirement arrangement established with the named executive officer’s consent with respect to himself.

If, following a Change in Control, an officer’s employment is terminated by the Company other than for Cause or Disability, by reason of the officer’s death or Retirement, or by such officer for Good Reason, then such terminated officer will be entitled to the following a lump sum payment equal to three times his annual base salary.

If any lump sum payment to an named executive officer would individually or together with any other amounts paid or payable constitute a would constitute a “parachute payment” (as defined in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the “Code”)) (the “Parachute Payments”) which will be subject to the excise tax imposed under Section 4999 of the Code (the “Excise Tax”), then the total amounts received by the named executive officer from the Company which constitute Parachute Payments shall be reduced to an amount equal, in the aggregate, to one dollar ($1.00) less than three (3) times the named executive officer’s base amount (as defined in Section 280G of the Code) so that no portion of the Parachute Payments received by the named executive officer shall be subject to the Excise Tax, if and only if (i) such reduction in the Parachute Payments produces a better net after-tax position (taking into account any applicable Excise Tax under Section 4999 of the Code and any applicable income tax) than the total payment provided for herein and (ii) there are no other amounts receivable by the named executive officer from the Company which, by their terms, may not be reduced such that no portion of such amounts received by the named executive officer shall be subject to the Excise Tax.

In addition, unvested options and restricted stock that have been awarded to our named executive officers will vest upon any change in control. As of December 31, 2019, our named executive officers held 279,250 unvested options, none of which were “in-the-money”. Additionally, our named executive officers held 495,709 shares of restricted stock on that date, which were unvested.

The following table provides information concerning termination and change in control payments to each of our named executive officers as if the event occurred on December 31, 2019.

Termination and Change in Control Payments Table

Name	Type of Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)(1)	Voluntary Termination ($)	Death / Disability ($)	Change in Control ($)(2)
Robert L.G. Watson...............	Severance pay	—	1,606,800	—	—	1,606,800
	Option acceleration	—	—	—	—	—
	Restricted stock acceleration		44,887		44,887	44,887
	Total		1,651,887		44,887	1,651,887

Steven P. Harris......................	Severance pay	—	772,500	—	—	750,000
	Option acceleration	—	—	—	—	—
	Restricted stock acceleration		28,609		28,609	54,500
	Total		801,108		28,609	801,108

Peter A. Bommer....................	Severance pay	—	849,750	—	—	849,750
	Option acceleration	—	—	—	—	—
	Restricted stock acceleration		23,913		23,913	23,913
	Total		873,663		23,913	873,663

Kenneth W. Johnson..............	Severance pay	—	849,750	—	—	849,750
	Option acceleration	—	—	—	—	—
	Restricted stock acceleration		47,220		47,220	47,220
	Total		896,970		47,220	896,970

Stephen T. Wendel.................	Severance pay	—	849,750	—	—	825,000
	Option acceleration	—	—	—	—	—
	Restricted stock acceleration		23,913		23,913	23,913
	Total		873,663		41,728	873,663

(1)   These amounts reflect a lump sum payment equal to 3.0x the named executive officer’s annual base salary as of December 31, 2018. There were no vested or unvested  “in-the-money” options for the named executive officers at December 31, 2019. Our named executive officers held 495,709 shares of restricted stock valued at the fair market value as of December 31, 2019.

(2)   The amounts on the severance pay row reflect a 36-month extension of each named execution officer’s employment agreement based on the named executive officer’s base salary on December 31, 2019 and would be paid over the extension period. Our named executive officers held 495,709 shares of restricted stock valued at the fair market value as of December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

General

On February 21, 2007, the Board of Directors adopted a formal written related person transaction approval policy, which sets out Abraxas’ policies and procedures for the review, approval, or ratification of “related person transactions.” For these purposes, a “related person” is a director, nominee for director, executive officer, or holder of more than 5% of our common stock, or any immediate family member of any of the foregoing. This policy applies to any financial transaction, arrangement or relationship or any series of similar financial transactions, arrangements or relationships in which Abraxas is a participant and in which a related person has a direct or indirect interest, other than the following:

•         payment of compensation by Abraxas to a related person for the related person’s service in the capacity or capacities that give rise to the person’s status as a “related person;”

•         transactions available to all employees or all stockholders on the same terms;

•         purchases of supplies from Abraxas in the ordinary course of business at the same price and on the same terms as offered to any other purchasers, regardless of whether the transactions are required to be reported in Abraxas’ filings with the SEC; and

•         transactions which when aggregated with the amount of all other transactions between the related person and Abraxas involve less than $10,000 in a fiscal year.

Our Audit Committee is required to approve any related person transaction subject to this policy before commencement of the related person transaction, provided that if the related person transaction is identified after it commences, it shall be brought to the Audit Committee for ratification, amendment or rescission. The chairman of our Audit Committee has the authority to approve or take other actions in respect of any related person transaction that arises, or first becomes known, between meetings of the Audit Committee, provided that any action by the chairman must be reported to our Audit Committee at its next regularly scheduled meeting.

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

Related Party Transactions in 2019

There were no related party transactions during 2019.

Our Audit Committee may, in its sole discretion, approve or deny any related person transaction. Approval of a related person transaction may be conditioned upon Abraxas and the related person following certain procedures designated by the Audit Committee.

Director Independence

The Board of Directors has determined that each of the following members of the Board of Directors is independent as determined in accordance with the listing standards of The NASDAQ Stock Market and Rule 10A-3 of the Exchange Act:  Ralph F. Cox, Brian L. Melton, and Angela A. Meyer. All of the members of the Audit, Compensation and Nominating and Corporate Governance Committees are independent as determined in accordance with the listing standards of The NASDAQ Stock Market and Rule 10A-3 of the Exchange Act. The Board of Directors periodically conducts a self-evaluation on key Board and committee-related issues, which has proven to be a beneficial tool in the process of continuous improvement in the Board’s functioning and communication

Item 14. Principal Accountant Fees and Services

PRINCIPAL AUDITOR FEES AND SERVICES

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of Abraxas’ annual financial statements for the years ended December 31, 2019 and 2018, the reviews of the condensed consolidated financial statements included in Abraxas’ quarterly reports on Form 10-Q for the years ended December 31, 2019 and 2018 and the preparation and delivery of consents, comfort letters and other similar documents, were $530,000 and $473,000, respectively.

Audit-Related Fees. The aggregate fees billed by BDO USA, LLP for assurance and related services that were reasonably related to the performance of the audit or review of Abraxas’ financial statements which are not reported in “audit fees” above, for the years ended December 31, 2019 and, 2018, were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for tax compliance, tax advice or tax planning for the years ended December 31, 2019 and, 2018, were $143,032 and $187,493, respectively.

All Other Fees. The aggregate fees billed by BDO USA, LLP for other services, exclusive of the fees disclosed above relating to financial statement audit and audit-related services and tax compliance, advice or planning, for the years ended December 31, 2019 and, 2018, were $9,166 and $0, respectively.

Consideration of Non-audit Services Provided by the Independent Registered Public Accounting Firm. The Audit Committee has considered whether the services provided for non-audit services are compatible with maintaining BDO USA, LLP’s independence, and has concluded that the independence of such firm has been maintained.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee’s policy is to pre-approve all audit, audit-related and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee approved all of the fees described above. The Audit Committee may also pre-approve particular services on a case-by-case basis. The independent registered public accounting firm is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval. The Audit Committee may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.	Consolidated Financial Statements

(a)2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information required is included in the Consolidated Financial Statements or related notes thereto.

(a)3.	Exhibits

The following Exhibits have previously been filed by the Registrant or are included following the Index to Exhibits.

Exhibit

Number Description

3.1	Articles of Incorporation of Abraxas dated August 30, 1990. (Filed as Exhibit 3.1 to our Registration Statement on Form S-4, No. 33-36565. (the “S-4 Registration Statement”)).

3.2	Articles of Amendment to the Articles of Incorporation of Abraxas dated October 22, 1990. (Filed as Exhibit 3.3 to the S-4 Registration Statement).

3.3	Articles of Amendment to the Articles of Incorporation of Abraxas dated December 18, 1990. (Filed as Exhibit 3.4 to the S-4 Registration Statement).

3.4	Articles of Amendment to the Articles of Incorporation of Abraxas dated June 8, 1995. (Filed as Exhibit 3.4 to our Registration Statement on Form S-3, No. 333-00398).

3.5	Articles of Amendment to the Articles of Incorporation of Abraxas dated as of August 12, 2000. (Filed as Exhibit 3.5 to our Annual Report on Form 10-K filed on April 2, 2001).

3.6	Certificate of Correction dated February 24, 2011 (Filed as Exhibit 3.6 to our Annual Report on Form 10-K filed on March 15, 2012).

3.7	Certificate of Withdrawal dated March 16, 2015. (Filed as Exhibit 3.6 to our Current Report on Form 8-K filed March 17, 2015).

3.8	Certificate of Amendment to Articles of Incorporation dated May 9, 2017. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2017).

3.9	Amended and Restated Bylaws of Abraxas. (Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2018).

4.1	Specimen Common Stock Certificate of Abraxas. (Filed as Exhibit 4.1 to the S-4 Registration Statement).

4.2	Specimen Preferred Stock Certificate of Abraxas. (Filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 31, 1995).

4.3	Description of Securities (Filed herewith).

*10.1	Abraxas Petroleum Corporation 401(k) Profit Sharing Plan. (Filed as Exhibit 10.4 to our Registration Statement on Form S-4, No. 333-18673 filed on December 23, 1996).

*10.2	Form of Indemnity Agreement between Abraxas and each of its directors and officers. (Filed as Exhibit 10.4 to our Annual Report on Form 10-K filed March 14, 2007).

*10.3	Form of Employment Agreement for Executive Officers (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2018).

*10.5	Amended and Restated Abraxas Petroleum Corporation Non-Employee Directors Long-Term Equity Incentive Plan. (Filed as Appendix B to our Proxy Statement filed on April 2, 2015).

53

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

*10.9

Form of Employee Stock Option Agreement under the Amended and Restated Abraxas Petroleum Corporation 2005 Employee Long-Term Equity Incentive Plan. (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed May 26, 2006).

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

10.18

Master Assignment and Acceptance Agreement, Waiver, and Amendment No. 9 to Third Amended and Restated Credit Agreement dated as of November 13, 2019 among Abraxas Petroleum, as Borrower, the lenders party thereto and Société Générale, as Administrative Agent and as Issuing Lender. (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019).

10.19

$100,000,000 Term Loan Credit Agreement dated as of November 13, 2019, among Abraxas Petroleum Corporation, as Borrower, the lenders party thereto and Angelo Gordon Energy Servicer, LLC, as Administrative Agent and as Sole Lead Arranger and Sole Bookrunner (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 11, 2019).

10.20

Intercreditor Agreement dated November 13, 2019, among Abraxas Petroleum Corporation, as Borrower, the other grantors party thereto Société Générale, as Senior Representative for the Senior Secured Parties and Angelo Gordon Energy Servicer, LLC, as Junior Representative for the Junior Secured Parties (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed November 19, 2019).

10.21	Waiver and Amendment No. 10 to Third Amended and Restated Agreement dated as of June 25, 2020, among Abraxas Petroleum Corporation, as Borrower, the lenders party thereto and Société Générale, as Administrative Agent and as Issuing Lender (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 26, 2020).

10.22	Waiver and Second Amendment to Term Loan Credit Agreement dated as of June 25, 2020, among Abraxas Petroleum Corporation, as Borrower, the lenders party thereto and Angelo Gordon Energy Servicer, LLC, as Administrative Agent and as Sole Lead Arranger and Sole Bookrunner (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 26, 2020).

10.23	Fee Letter Agreement dated as of June 25, 2020, among Abraxas Petroleum Corporation, as Borrower and Angelo Gordon Energy Servicer, LLC, as Administrative Agent for account of the lenders to the Waiver and Second Amendment to Term Loan Credit Agreement (Previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 26, 2020).

14.1	Abraxas Petroleum Corporation Code of Business Conduct and Ethics. (Filed as Exhibit 14.1 to our Annual Report on Form 10-K filed March 22, 2006).

21.1	Subsidiaries of Abraxas. (Previously filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on March 15, 2016).

23.1	Consent of BDO USA, LLP. (Filed herewith).

23.2	Consent of DeGolyer and MacNaughton. (Filed herewith).

23.3	Consent of LaRoche Petroleum Consultants. (Filed herewith).

31.1	Certification – Chief Executive Officer. (Filed herewith).

31.2	Certification – Chief Financial Officer. (Filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	DeGolyer and MacNaughton's report with respect to oil and reserves of Abraxas Petroleum. (Filed herewith).

*	Management Compensatory Plan or Agreement.

Item 16. 10-K Summary

None

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Abraxas Petroleum Corporation

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Abraxas Petroleum Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 26, 2020 expressed an adverse opinion thereon.

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

June 26, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Abraxas Petroleum Corporation

San Antonio, Texas

Opinion on Internal Control over Financial Reporting

We have audited Abraxas Petroleum Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated June 26, 2020 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the preparation of the Company’s reserve report has been identified and described in management’s assessment.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated June 26, 2020 on those consolidated financial statements.

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

/s/ BDO USA, LLP

San Antonio, Texas

June 26, 2020

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2018	2019

	(In thousands, except per share/share data)
Assets
Current assets:
Cash and cash equivalents	$867	$-
Accounts receivable:
Joint owners, net	17,110	2,397
Oil and gas production sales	21,991	16,985
Other	535	263
Total accounts receivable	39,636	19,645

Derivative asset - short-term	9,602	83

Other current assets	626	1,193
Total current assets	50,731	20,921

Property and equipment
Proved oil and gas properties, full cost method	1,091,905	1,162,094
Other property and equipment	39,453	39,295
Total	1,131,358	1,201,389
Less accumulated depreciation, depletion, amortization and impairment	(768,140)	(872,431)
Total property and equipment - net	363,218	328,958

Operating lease right-of-use assets	-	327
Derivative asset - long term	10,527	4,170
Other assets	265	255
Total assets	$424,741	$354,631

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2018	2019
	(In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$39,571	$19,280
Joint interest oil and gas production payable	23,063	18,050
Accrued interest	335	133
Other accrued liabilities	511	361
Derivative liabilities - short-term	616	10,688
Right of use liability	-	98
Current maturities of long-term debt	267	280
Other current liabilities	-	582
Total current liabilities	64,363	49,472

Long-term debt - less current maturities	181,942	192,718
Derivative liabilities long-term	4,434	999
Right of use liability	-	203
Future site restoration	7,492	7,420
Total liabilities	258,231	250,812

Commitments and contingencies (Note 8)

Stockholders' Equity
Preferred stock, par value $0.01 per share - authorized 1,000,000 shares; - 0- shares issued and outstanding	-	-
Common stock, par value $0.01 per share, authorized 400,000,000 shares; 166,713,784 and 168,361,061 issued and outstanding at December 31, 2018 and 2019, respectively	1,667	1,684
Additional paid-in capital	417,844	420,140
Accumulated deficit	(253,001)	(318,005)
Total stockholders' equity	166,510	103,819
Total liabilities and stockholders' equity	$424,741	$354,631

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2018	2019
	(In thousands, except per share data)
Revenues:
Oil	$73,584	$132,904	$124,503
Gas	6,898	7,854	2,579
Natural gas liquids	5,707	8,272	1,910
Other	75	137	154
Total Revenue	86,264	149,167	129,146

Operating costs and expenses
Lease operating	15,197	24,300	27,619
Production and ad valorem taxes	7,228	12,023	10,610
Rig expense	-	-	1,333
Depreciation, depletion, amortization and accretion	26,677	43,275	52,703
Proved property impairment	-	-	51,293
General and administrative (including stock-based compensation of $3,238, $2,366 and $1,911, respectively)	16,276	12,041	11,304
Total operating costs and expenses	65,378	91,639	154,862
Operating (loss) income	20,886	57,528	(25,716)

Other (income) expense:
Interest income	(1)	(1)	(65)
Interest expense	2,497	7,053	12,335
Amortization of deferred financing fees	423	440	543
Loss (gain) on derivative contracts	1,849	(8,060)	26,831
Loss (gain) on sale of non-oil and gas assets	(102)	181	33
Other	214	94	(389)
Total other (income) expense	4,880	(293)	39,288
Income (loss) before income tax	16,006	57,821	(65,004)
Income tax (expense) benefit	-	-	-
Net income (loss)	$16,006	$57,821	$(65,004)

Net income (loss) per common share - basic	$0.10	$0.35	$(0.39)

Net income (loss) per common share - diluted	$0.10	$0.34	$(0.39)

Weighted average shares outstanding
Basic	161,141	165,635	166,247
Diluted	162,844	167,689	166,312

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except number of shares)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	135,094,017	$1,351	$343,982	$(326,828)	$18,505
Net income	-	-	-	16,006	16,006
Stock issuance	28,750,000	288	64,936	-	65,224
Stock issued for acquisition of oil and gas properties	2,000,000	20	3,315	-	3,335
Stock-based compensation	-	-	3,238	-	3,238
Stock options exercised	2,634	-	-	-	-
Restricted stock issued, net of forfeitures	43,250	-	-	-	-
Balance at December 31, 2017	165,889,901	1,659	415,471	(310,822)	$106,308
Net income	-	-	-	57,821	57,821
Stock-based compensation	-	-	2,366		2,366
Stock options exercised	150,327	1	13	-	14
Restricted stock issued, net of forfeitures	673,556	7	(6)	-	1
Balance at December 31, 2018	166,713,784	1,667	417,844	(253,001)	166,510
Net income	-	-	-	(65,004)	(65,004)
Stock-based compensation	-	-	1,911		1,911
Stock options exercised	423,369	4	398	-	402
Restricted stock issued, net of forfeitures	1,223,908	13	(13)	-	-
Balance at December 31, 2019	168,361,061	$1,684	$420,140	$(318,005)	$103,819

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2018	2019

Operating Activities:
Net income (loss)	$16,006	$57,821	$(65,004)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain ) loss on sale of non-oil and gas assets	(102)	181	33
Net loss (gain) on derivative contracts	1,849	(8,060)	26,831
Net cash settlements received (paid) on derivative contracts	2,450	(20,241)	(4,317)
Depreciation, depletion and amortization	26,226	42,759	52,267
Proved property impairment	-	-	51,293
Amortization of deferred financing fees and issuance discount	423	440	738
Accretion of future site restoration	451	516	436
Plugging cost	(488)	(488)	(890)
Stock-based compensation	3,238	2,366	1,911
Changes in operating assets and liabilities:
Accounts receivable	(18,569)	(7,543)	19,991
Other assets	155	18	1,092
Accounts payable	6,231	11,576	(10,491)
Accrued expenses	253	655	(243)
Net cash provided by operating activities	38,123	80,000	73,647

Investing Activities
Capital expenditures, including purchase and development of properties	(108,236)	(179,509)	(108,673)
Proceeds from the sale of oil and gas properties	16,979	3,279	23,434
Proceeds from the sale of non-oil and gas assets	204	26	272
Net cash used in investing activities	(91,053)	(176,204)	(84,967)

Financing Activities
Proceeds from exercise of stock options and restricted stock	-	14	402
Proceeds from issuance of common stock, net of offering cost of $3.8 million, respectively	65,224	-	-
Proceeds from long-term borrowings - credit facility	82,000	127,000	40,203
Proceeds from long-term borrowings - second lien credit facility	-	-	96,500
Payments of long-term borrowings	(91,786)	(31,258)	(124,692)
Deferred financing fees	(890)	(303)	(1,960)
Net cash provided by financing activities	54,548	95,453	10,453

Increase (decrease) in cash and cash equivalents	1,618	(751)	(867)
Cash and cash equivalents at beginning of period	-	1,618	867
Cash and cash equivalents at end of period	$1,618	$867	$-

Supplemental disclosure of cash flow information:
Interest paid	$2,401	$6,858	$12,340
Income tax paid	$-	$-	$-

Non-cash investing and financing activities
Change in asset retirement obligation cost and liabilities	$1,252	$471	$855
Asset retirement obligations associated with dispositions	$(1,018)	$(1,844)	$(473)
Issuance of stock for acquisition of oil and gas properties	$3,335	$-	$-
Change in capital expenditures included in accounts payable	$23,507	$(6,014)	$(16,489)

See accompanying notes to consolidated financial statements.

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Nature of Operations

We are an independent energy company primarily engaged in the acquisition, exploitation, development and production of oil and gas in the United States.  Our oil and gas assets are located in two operating regions in the United States: the Rocky Mountains and Permian/Delaware Basin.

The terms “Abraxas,” “Abraxas Petroleum,” “we,” “us,” “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its subsidiaries, including Raven Drilling LLC (“Raven Drilling”).

Rig Accounting

In accordance with SEC Regulation S-X, no income is recognized in connection with contractual drilling services performed in connection with properties in which the Company or its affiliates holds an ownership, or other economic interest. Any income not recognized as a result of this limitation is credited to the full cost pool and recognized through lower amortization as reserves are produced. During part of 2019 the drilling rig was idle, accordingly the cost of the rig was charged to the statement of operations.

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

The process of estimating oil and gas reserves in accordance with SEC requirements is complex and involves decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data.  Accordingly, these estimates are imprecise.  Actual future production, oil and gas prices, differentials, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated.  Any significant variance could materially affect the estimated quantities and present value of our reserves.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, our ability to fund estimated development cost, prevailing oil and gas prices and other factors, many of which are beyond our control.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of approximately $0.5 million and $0.1 million at December 31, 2018 and 2019, respectively. The allowance for doubtful accounts is determined based on the Company's historical losses, as well as a review of certain accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

Industry Segment and Geographic Information

The Company operates in one industry segment, which is the exploration, development and production of oil and gas with all of the Company’s operational activities being  conducted in the U.S. The Company’s current operational activities and the Company’s consolidated revenues are generated from markets exclusively in the U.S., and the Company has no long lived assets located outside the U.S.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, certain direct costs and indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated future net revenues are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. The impairment calculations do not consider the impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges.   As of December 31, 2017 and  2018, our capitalized cost of oil and gas properties did not exceed the future net revenue from our estimated proved reserves. However, for the year ended  December 31, 2019  our capitalized cost of oil and gas properties exceeded the future net revenue from our estimated proved reserves resulting in the recognition of an impairment of  $51.3  million.

Other Property and Equipment

Other property and equipment are recorded at cost.  Depreciation of other property and equipment is provided over the estimated useful lives using the straight-line method.  Major renewals and improvements are recorded as additions to the property and equipment accounts.  Repairs that do not improve or extend the useful lives of assets are expensed.

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

Share-Based Payments

  Options granted are valued at the date of grant and expense is recognized over the vesting period. The Company currently utilizes a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees and directors. Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such restricted stock is determined using the market price on the grant date and expense is recorded over the vesting period. For the years ended December 31, 2017, 2018 and 2019, stock-based compensation was approximately $3.2 million, $2.4 million and $1.9 million, respectively.

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

The following table (in thousands) summarizes changes in the Company’s future site restoration obligations during the two years ended December 31:

	2018	2019
Beginning future site restoration obligation	$8,775	$7,492
New wells placed on production and other	612	80
Deletions related to property disposals	(1,844)	(473)
Deletions related to plugging costs	(426)	(890)
Accretion expense and other	516	436
Revisions and other	(141)	775
Ending future site restoration obligation	$7,492	$7,420

Revenue Recognition and Major Purchasers

The Company recognizes oil and gas revenue from its interest in producing wells as oil and gas is sold from those wells, net of royalties. The Company recognizes oil and gas revenues from its interests in producing wells when control has transferred to the purchaser and to the extent the selling price is reasonably determinable. The Company had no material gas imbalances at December 31, 2018 and 2019.

During 2017, three purchasers accounted for 69% of oil and gas revenues. During 2018 two purchasers accounted for 57% of oil and gas revenues. During 2019, two purchasers accounted for 71% of oil and gas revenues.

Deferred Financing Fees

Deferred financing fees are being amortized on the effective yield basis over the term of the related debt.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect with respect to taxable income in the years in which those temporary differences are expected to be recovered or settled. Uncertainties exist as to the future utilization of the operating loss carryforwards. Therefore, we have established a valuation allowance of $76.2 million for deferred tax assets at December 31, 2019.

On December 22, 2017, the President of the United States signed Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, (i) permanently reduces the U.S. federal corporate income tax rate from 35% to 21%, (ii) repeals the corporate alternative minimum tax, (iii) imposes new limitations on the utilization of net operating losses (iv) limits deductibility of interest expense and (v) changes the cost recovery rules. Under U.S. GAAP, the effects of new legislation are recognized upon enactment, which, for federal legislation, is the date the President signs a bill into law. Accordingly, recognition of the tax effects of the Tax Act was required in the interim and annual periods that included December 22, 2017.  The Tax Act, did not have a material impact to the Company's tax position.

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

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent reporting period in which the threshold is no longer met. Penalties and interest are classified as income tax expense. The Company had no uncertain income tax positions as of December 31, 2019.

Adoption of  New Accounting Standard

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
(in thousands)
Operating lease ROU asset	$687
Operating lease liability - current	$(108)
Operating lease liability - long-term	$(579)

Leases acquired to explore for or use minerals, oil or natural gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained, are not within the scope of the standards update. For more information, see Note 13.

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

Imbalances

The Company had no material gas imbalances at December 31, 2018 and 2019.

Disaggregation of Revenue

The Company is focused on the development of oil and natural gas properties primarily located in the following three operating regions in the United States: (i) the Permian/Delaware Basin, (ii) Rocky Mountain and (iii) South Texas. Revenue attributable to each of those regions is disaggregated in the table below.

	Years Ended December 31,
	2017			2018			2019
	Oil	Gas	NGL	Oil	Gas	NGL	Oil	Gas	NGL
	(In thousands)
Operating Region
Permian/Delaware Basin	$17,722	$3,028	$1,840	$47,175	$2,698	$2,884	$52,789	$494	$602
Rocky Mountain	$49,670	$2,694	$3,774	$77,664	$3,913	$5,253	$68,555	$1,480	$1,305
South Texas	$6,192	$1,176	$93	$8,065	$1,243	$135	$3,159	$605	$3

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

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as the Company has satisfied its performance obligations through delivery of the relevant product. As a result, the Company has concluded that its product sales do not give rise to contract assets or liabilities under ASU 2014-09. At December 31, 2018 and December 31, 2019, our receivables from contracts with customers were $22.0 million and $17.0 million, respectively.

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

The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

During 2018 the Company divested of various non-core properties, for net proceeds of approximately $3.3 million. In 2019, the Company divested it non-operated properties in the Bakken, its remaining Eagle Ford properties in south Texas and various other non-core properties, for net proceeds of approximately $23.4 million. No gain or loss was recognized on these transactions.

During 2017, the Company closed on the divestiture of a portion of its Powder River Basin assets for approximately $4.6 million. No gain or loss was recognized on this transaction.

4. Long-Term Debt

The following is a description of the Company’s debt as of December 31, 2018 and 2019, respectively:

	Years Ended December 31,
	2018	2019
	(In thousands)
First Lien Credit Facility	$180,000	$95,778
Second Lien Credit Facility	-	100,000
Real estate lien note	3,358	3,091
	183,358	198,869
Less current maturities	(267)	(280)
	183,091	198,589
Deferred financing fees, net of accumulated amortization	(1,149)	(5,871)
Total long-term debt, net of deferred financing fees	$181,942	$192,718

Maturities of long-term debt are as follows:

Years ending December 31, (In thousands)
2020	$280
2021	295
2022	196,088
2023	2,206
2024	-
Thereafter	-
Total	$198,869

First Lien Credit Facility

The Company has a senior secured First Lien Credit Facility with Société Générale, as administrative agent and issuing lender, and certain other lenders.  As of December 31, 2019, $95.8 million was outstanding under the First Lien Credit Facility. The First Lien Credit Facility was amended on November 13, 2019 and again on June 25, 2020, as discussed further below in Note 14.

Prior to the refinancing described in Note 14,  “Subsequent Events”, the First Lien Credit Facility had a maximum commitment of $200.0 million and availability is subject to a borrowing base. At December 31, 2019, the Company had a borrowing base of $135.0 million. Prior to the refinancing described in Note 14, "Subsequent Events",  the borrowing base was redetermined semi-annually by the lenders based upon the Company's reserve reports, one of which must be prepared by its independent petroleum engineers and one of which may be prepared internally. The amount of the borrowing base was calculated by the lenders based upon their valuation of the Company's proved reserves securing the facility utilizing these reserve reports and their own internal decisions. In addition, the lenders, in their sole discretion, were able to make one additional borrowing base redetermination during any six-month period between scheduled redeterminations and the Company was able to request one redetermination during any six-month period between scheduled redeterminations. Outstanding borrowings in excess of the borrowing base were required to be repaid immediately unless the Company pledged additional oil and gas properties or other assets as collateral. The Company does not currently have any substantial unpledged assets and it may not have the financial resources to make any mandatory principal payments. The Company's borrowing base will be automatically reduced in connection with any sales of oil and gas properties. The Company's borrowing base can never exceed the $200.0 million maximum commitment amount.  Outstanding amounts under the First Lien Credit Facility accrue interest at a rate per annum equal to (a)(i) for borrowings that we elect to accrue interest at the reference rate  at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the federal funds rate plus 0.5%, and (z)  daily one-month LIBOR plus, in each case, 1.5%-2.5%, depending on the utilization of the borrowing base, and (ii) for borrowings that  we elect to accrue interest at the Eurodollar rate, LIBOR plus 2.5%-3.5% depending on the utilization of the borrowing base and (b) at any time an event of default exists, 3.0% plus the amounts set forth above. At December 31, 2019, the interest rate on the First Lien Credit Facility was approximately 4.8% assuming LIBOR borrowings.

Subject to earlier termination rights and events of default, the stated maturity date of the First Lien Credit Facility is May 16, 2022. Interest is payable quarterly on reference rate advances and not less than quarterly on LIBOR advances. The Company is permitted to terminate the First Lien Credit Facility and is able, from time to time, to permanently reduce the lenders’ aggregate commitment under the First Lien Credit Facility in compliance with certain notice and dollar increment requirements.

Each of the Company's subsidiaries has guaranteed our obligations under the First Lien Credit Facility on a senior secured basis. Obligations under the First Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the Company and its subsidiary guarantors’ material property and assets. As of December 31, 2019, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company's proven reserves and 95% of the PV-9 of the Company's PDP  reserves.

Under the First Lien Credit Facility, the Company is subject to customary covenants, including certain financial covenants and reporting requirements.  Prior to the refinancing described in Note 14, "Subsequent Events", the Company was required to maintain a current ratio, as defined in the First Lien Credit Facility, as of the last day of each quarter of not less than 1.00 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00. Prior to the refinancing described in Note 14, "Subsequent Events", the Company was also required as of the last day of each quarter to maintain a total debt to EBITDAX ratio of not more than 3.50 to 1.00. The current ratio was defined as the ratio of consolidated current assets to consolidated current liabilities.  The interest coverage ratio was defined as the ratio of consolidated EBITDAX to consolidated interest expense for the four fiscal quarters ended on the calculation date. The total debt to EBITDAX ratio was defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date.  In connection with the November 13, 2019 amendment to the First Lien Credit Facility and prior to the refinancing described in Note 14, Subsequent Events", a minimum asset coverage ratio was added to the covenants. The minimum asset coverage ratio was defined as the ratio of (a) the sum of (i) PV-9 of proven reserves classified as "developed" and "producing" and (ii) the PV-9 of proven reserves classified as "drilled uncompleted" (up to 20% of the sun (i) and (ii)  to (b) total debt. Prior to the refinancing described in Note 14, "Subsequent Events", the Company was required as of the last day  of each fiscal quarter to maintain a minimum asset coverage ratio of not less than 1.45 to 1.00 (for the period between March 31, 2021 and December 31, 2021) and not less than 1.55 to 1.00 after December 31, 2021).

At December 31, 2019, we were in compliance with all of the covenants under the First Lien Credit Facility.  As of December 31, 2019, the interest coverage ratio was 6.22 to 1.00, the total debt to EBITDAX ratio was 2.61 to 1.00, the asset coverage ratio was 1.28  to 1.00 and our current ratio was 1.56 to 1.00. However, not providing financial statements to the banks in the time frame required represented a default, and for the fiscal quarter ended September 30, 2019, we were not in compliance with the current ratio,  but we have received  waivers  for both of these events of default and the lenders agreed not to charge default interest with respect to such defaults.

The First Lien Credit Facility contains a number of covenants that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness;
•	transfer or sell assets;
•	create liens on assets;
•	pay dividends of make other distributions on capital stock or make other restricted payments;
•	engage in transactions with affiliates other than on an “arm’s length” basis;
•	make any change in the principal nature of our business; and
•	permit a change of control.

The First Lien Credit Facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities. See further information in Note 14 below.

Second Lien Credit Facility

On November 13, 2019, we entered into the Term Loan Credit Agreement, with Angelo Gordon Energy Servicer, LLC, as administrative agent, and certain other lenders party thereto, which we refer to as the Second Lien Credit facility. The Second Lien Credit facility has a maximum commitment of $100.0 million. On November 13, 2019, $95.0 million of the net proceeds obtained from the Second Lien Credit Facility were used to permanently reduce the borrowings outstanding on the First Lien Credit Facility.  As of December 31, 2019, the outstanding balance on the Second Lien Credit Facility was $100.0 million. Prior to the refinancing described in Note 14, "Subsequent Events",  outstanding amounts under the Second Lien Credit Facility accrues interest at a rate per annum equal (a)(i) for borrowings that we elect to accrue interest at the reference rate, the greater of (w) the reference rate utilized by Angelo Gordon Energy Servicer, LLC, (x) the federal funds rate plus 0.5%, (y) daily three-month LIBOR  and (z) 2.75%, plus, in each case 8.00%, (ii) for borrowings that we elect to accrue interest at the Eurodollar rate, the greater of (x) LIBOR and (y) 1.75%, plus, in each case, 9.0%, and (b) at any time an event of default exists, after as well as before judgment, 3% per annum plus the amount set forth above. At December 31, 2019, the interest rate on the Second Lien Credit Facility was approximately 10.9% assuming LIBOR borrowings. The Loans under the Second Lien Credit Facility were issued with an original issue discount of 3.50% of par.

The stated maturity date of the Second Lien Credit Facility is November 13, 2022. Prior to the refinancing described in Note 14 "Subsequent Events", accrued interest was payable quarterly on reference rate loans and at the end of each three-month interest period on Eurodollar loans. We are permitted to prepay the loans in whole or in part, in compliance with certain notice and dollar increment requirements, and , if such prepayment is made prior to November 13, 2020, subject to payment of a Make Whole Amount, where applicable. “Make Whole Amount” is defined as, the sum of the interest payments (calculated on the basis of the interest rate as of the date of the relevant prepayment without discount) that would have accrued and been paid from the  date of prepayment to November 13, 2020 on the principal amount of such prepaid loans, whether such prepayments are optional, mandatory or as a result of acceleration.

Each of our subsidiaries has guaranteed our obligations under the Second Lien Credit Facility. Obligations under the Second Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted liens, including those securing the indebtedness under the First Lien Credit Facility to the extent permitted by the Intercreditor Agreement, of even date with the Second Lien Credit Facility, among us, our subsidiaries, Angelo Gordon Energy Servicer, LLC and Société Générale, in all of our subsidiary guarantors’ material property and assets. As of December 31, 2019, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company's our proven reserves and 95% of the PV-9 of the Company's PDP reserves.

Under the Second Lien Credit Facility, the Company is subject to customary covenants, including certain financial covenants and reporting requirements. Prior to the refinancing described in Note 14, "Subsequent Events" , the Company was  required to maintain a current ratio, as of the last day of each fiscal quarter, of not less than 1.00 to 1.00 and a total debt to consolidated EBITDAX ratio as of the last day of each fiscal quarter of  not more than 4.00 to 1.00. Prior to the refinancing described in Note 14 " Subsequent Events" the Company was also are required as of the last day of each fiscal quarter to maintain a minimum asset coverage ratio of not less than 1.25 to 1.00 (for the period between December 31, 2019 and December 31, 2020), not less than 1.45 to 1.00 (for the period between March 31, 2021 and December 31, 2021), and not less than 1.55 to 1.00 after(after December 31, 2021). The current ratio is defined as the ratio of consolidated current assets to consolidated current liabilities.  The total debt to consolidated EBITDAX ratio was defined as the ratio of total debt to consolidated EBITDAX for the four fiscal quarters ended on the calculation date. The minimum asset coverage ratio was defined as the ratio of (a) the sum of (i) PV-9 of proven reserves classified as “developed” and “producing” and (ii) the PV-9 of proven reserves classified as “drilled uncompleted” (up to 20% of the sum (i) and (ii))  to (b) total debt.

 At December 31, 2019, we were in compliance with all covenants under the Second Lien Credit Facility. As of December 31, 2019,   the interest coverage ratio was 6.24 to 1.00, the total debt to EBITDAX ratio was 2.61 to 1.00, the asset coverage ratio was 1.28 to 1.00 and our current ratio was 1.56 to 1.00. As noted previously, the Company failed to file its Annual Report on Form 10-K for the period ended December 31, 2019 no later than 90 days after the end of such fiscal year, which resulted in violations of certain covenants under the Second Lien Credit Facility (as in effect prior to the 2L Amendment). Additionally, the Company failed to maintain the required hedges under the Second Lien Credit Facility with respect to the fiscal quarter ended March 31, 2020, which resulted in a violation of the Company’s covenant under the Second Lien Credit Facility (as in effect prior to the 2L Amendment) to maintain required hedges. Subject to the terms and conditions of the Second Lien Credit Facility, Angelo Gordon Energy Servicer, LLC and each of the other lenders permanently waived such events of default and agreed not to charge default interest with respect to such defaults (as defined in Note 14).

The Second Lien Credit Facility contains a number of covenants that, among other things, restrict our ability to:

●	incur or guarantee additional indebtedness;
●	transfer or sell assets;
●	create liens on assets;
●	pay dividends or make other distributions on capital stock or make other restricted payments;
●	engage in transactions with affiliates other than on an “arm’s length” basis;
●	make any change in the principal nature of our business; and
●	permit a change of control

The Second Lien Credit Facility also contains customary events of default, including nonpayment of principal or interest, violation of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy and material judgments and liabilities.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The outstanding principal accrues interest at a fixed rate of 4.9%. The note is payable in monthly installments of principal and accrues interest in the amount of $35,672.  The maturity date of the note is July 20, 2023. As of  December 31, 2018, and 2019, $3.4 million and $3.1 million, respectively, were outstanding on the note.

5. Property and Equipment

The major components of property and equipment, at cost, are as follows:

	Estimated	December 31,
	Useful life	2018	2019
	Years	(In thousands)
Oil and gas properties	(1)	$ 1,091,905	$ 1,162,094
Equipment and other	3-39	15,369	15,187
Drilling rig	15	24,084	24,108
		1,131,358	1,201,389
Accumulated depreciation, depletion, amortization and impairment		(768,140)	(872,431)
Net Property and Equipment		$ 363,218	$ 328,958

(1) Oil and gas properties are amortized utilizing the units of production method.

6.  Stock-Based Compensation and Option Plans

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

Stock Options

The Company utilizes a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees and directors. The fair value for these options was estimated at the date of grant using the following weighted average assumptions for 2017, 2018 and 2019:

	2017	2018	2019 (6)
Weighted average value per option granted during the period	$1.81	$1.87	$-
Assumptions:
Forfeiture rate (1)	2.0%	1.7%	-
Expected dividend yield (2)	0.0%	0.0%	-
Volatility (3)	67.6%	66.5%	-
Risk free interest rate (4)	2.2%	2.9%	-
Expected life (years) (5)	6.9	7.3	-
Fair value of options granted (in thousands)	$574	$841	$-

______________________

(1)	The estimated future forfeiture rate is based on the Company’s historical forfeiture rate on similar grants of stock options.
(2)	The dividend yield is based on the fact the Company does not pay any dividends.
(3)	The volatility is based on the historical volatility of our stock for a period approximating the expected life.
(4)	The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted for a period approximating the expected life of the option.
(5)	The expected life was derived based on a weighting between (a) the Company’s historical exercise and forfeiture activity and (b) the average midpoint between vesting and the contractual term.
(6)	There were no grants of stock options in 2019

The Company grants options to its officers, directors, and other employees under various stock option and incentive plans.

The following table is a summary of the Company’s stock option activity for the three years ended December 31:

	Options	Weighted average	Weighted average	Intrinsic value
	(000s)	exercise price	remaining life	per share
Options outstanding December 31, 2016	8,154	$2.39
Granted	317	1.81
Exercised	(5)	0.97
Forfeited/Expired	(149)	3.58
Options outstanding December 31, 2017	8,317	$2.35
Granted	300	2.80
Exercised	(379)	1.71
Forfeited/Expired	(689)	2.70
Options outstanding December 31, 2018	7,549	$2.37
Granted	-	-
Exercised	(469)	0.98
Forfeited/Expired	(1,154)	2.40
Options outstanding December 31, 2019	5,926	$2.47	4.6	$0.00
Exercisable at end of year	5,446	$1.83	4.4	$0.00

Other information pertaining to the Company’s stock option activity for the three years ended December 31:

	2017	2018	2019
Weighted average grant date fair value of stock options granted (per share)	$1.81	$1.87	$-
Total fair value of options vested (000's)	$2,795	$2,054	$732
Total intrinsic value of options exercised (000's)	$5	$395	$141

As of December 31, 2019, the total compensation cost related to non-vested awards not yet recognized was approximately $0.2 million, which will be recognized in 2020 through 2022. For the years ended December 31, 2017, 2018 and 2019, we recognized $1.8 million, $1.4 million and $0.4 million, respectively, in stock-based compensation expense relating to options.

The following table represents the range of stock option prices and the weighted average remaining life of outstanding options as of December 31, 2019:

	Outstanding Options			Exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of stock option prices	Outstanding	life	price	Outstanding	life	price
0.97 - 1.99	2,167,750	5.8	$1.17	1,764,500	5.7	$1.20
2.00 - 2.99	1,282,075	3.6	$2.46	1,205,075	3.3	$2.45
3.00 - 3.99	1,925,448	4.3	$3.30	1,925,448	4.3	$3.30
4.00 - 4.99	453,000	3.0	$4.55	453,000	3.0	$4.55
5.00 - 5.99	97,000	4.3	$5.38	97,000	4.3	$5.38
6.00 - 6.28	1,000	4.5	$6.28	1,000	4.5	$6.28
	5,926,273	4.6	$2.47	5,446,023	4.4	$2.57

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The value of such stock is determined using the market price on the grant date. Compensation expense is recorded over the applicable restricted stock vesting periods. As of December 31, 2019, the total compensation cost related to non-vested awards not yet recognized was approximately $1.9 million, which will be recognized from 2020 through 2022. For the years ended December 31, 2017, 2018 and 2019, we recognized $1.4 million, $0.7 million and $1.0 million, respectively, in stock-based compensation expense related to restricted stock awards.

The following table is a summary of the Company’s restricted stock activity for the three years ended December 31, 2019:

	Number of Shares	Weighted average grant date fair value
Unvested December 31, 2016	1,492	$3.47
Granted	44	1.75
Vested/Released	(56)	3.14
Forfeited	(1)	2.63
Unvested December 31, 2017	1,479	$3.43
Granted	861	2.17
Vested/Released	(1,326)	3.43
Forfeited	(187)	3.22
Unvested December 31, 2018	827	$2.15
Granted	1,315	1.34
Vested/Released	(270)	2.15
Forfeited	(91)	1.54
Unvested December 31, 2019	1,781	$1.58

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

The table below provides a summary of  Performance Based Restricted Stock as of the date indicated (shares in thousands):

	Number of Shares	Weighted average grant date fair value
Unvested December 31, 2017	-	$-
Granted	464	2.37
Vested/Released	-	-
Forfeited	(59)	2.37
Unvested December 31, 2018	405	$2.37
Granted	803	1.34
Vested/Released	-	-
Forfeited	(54)	1.52
Unvested December 31, 2019	1,154	$1.69

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

As of December 31, 2019, the total compensation cost related to non-vested awards not yet recognized was approximately $0.7 million, which will be recognized from 2020 through 2022.  For the years ended  December 31, 2018 and 2019, we recognized $0.2 million and $0.5 million, respectively, in stock-based compensation expense related to performance based restricted stock awards.

Director Stock Awards

The 2005 Directors Plan (as amended and restated) reserves 2.9 million shares of Abraxas common stock, subject to adjustment following certain events. The 2005 Directors Plan provides that each year, at the first regular meeting of the board of directors immediately following Abraxas’ annual stockholder’s meeting, each non-employee director shall be granted or issued awards restricted stock with a value at the date of the grant of $12,000, for participation in board and committee meetings during the previous calendar year. The maximum annual award for any one person is 100,000 shares of Abraxas common stock or options for common stock.  If options, as opposed to shares, are awarded, the exercise price shall be no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the committee.

At December 31, 2019, the Company had approximately 8.7 million shares reserved for future issuance for conversion of its stock options, and incentive plans for the Company’s directors, employees and consultants.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	As of December 31,
	2018	2019
	(In thousands)
Deferred tax liabilities:
Hedge contracts	$3,167	$-
Other	2,977	2,967
Total deferred tax liabilities	6,144	2,967
Deferred tax assets:
US full cost pool	4,310	9,015
Capital loss carryforwards	3,980	-
Depletion carryforward	3,098	3,497
U.S. net operating loss carryforward	61,309	65,073
Alternative minimum tax credit	757	6
Hedge contracts	-	1,561
Total deferred tax assets	73,454	79,152
Valuation allowance for deferred tax assets	(67,310)	(76,185)
Net deferred tax assets	6,144	2,967
Net deferred tax	$-	$-

Significant components of the provision (benefit) for income taxes are as follows:

Years Ended December 31,
	2017	2018	2019
(In thousands)
Current:
Federal	$-	$-	$-
State	-	-	-
	$-	$-	$-

Deferred:
Federal	$-	$-	$-
	$-	$-	$-

At December 31, 2019, the Company had, $245.2 million of pre 2018 NOLs for U.S. tax purposes and $64.7 million of post 2018 NOLs for U.S. tax purposes.  Our pre-2018 NOLs will expire in varying amounts from 2022 through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising in 2018, 2019 and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021, cannot be carried back and can generally be carried forward indefinitely and can offset up to 80% of future taxable income for regular tax purposes, (the alternative minimum tax no longer applies to corporations after January 1, 2018).

The use of our NOLs will be limited if there is an "ownership change" in our common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of December 31, 2019, we have not had an ownership change as defined by Section 382. Given historical losses, uncertainties exist as to the future utilization of the NOL carryforwards, therefore, the Company has established a valuation allowance of $80.4 million at December 31, 2017, $67.3  million at December 31, 2018 and $76.2 million at December 31, 2019.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
Tax (expense) benefit at U.S. Statutory rates	$(5,602)	$(12,142)	$13,651
(Increase) decrease in deferred tax asset valuation allowance	57,309	13,135	(8,875)
Alternative minimum tax expense	-	-	(745)
Expired capital loss carryover	-	-	(3,966)
Permanent differences	(1,134)	(500)	(403)
Return to provision estimated revision	2,494	(470)	341
Change in deferred tax rate	(53,125)	-	-
Other	58	(23)	(3)
	$-	$-	$-

As of December 31, 2017, 2018 and 2019, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2014 through 2019 remain open to examination by the tax jurisdictions to which the Company is subject.

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (H.R. 1), was enacted on December 22, 2017. Since our federal deferred tax asset was fully offset by a valuation allowance, the reduction in the U.S. corporate income tax rate to 21% did not materially affect the Company's financial statements. Significant provisions  that may impact income taxes in future years include: the repeal of the corporate Alternative Minimum Tax, the limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income for levered balance sheets, a limitation on utilization of net operating losses generated after tax year 2017 to 80% of taxable income, the unlimited carryforward of net operating losses generated after tax year 2017, temporary 100% expensing of certain business assets, additional limitations on certain general and administrative expenses, and changes in determining the excessive compensation limitation. Currently, we do not anticipate paying cash federal income taxes in the near term due to any of the legislative changes, primarily due to the availability of our net operating loss carryforwards. Future interpretations relating to the recently enacted U.S. federal income tax legislation which vary from our current interpretation and possible changes to state tax laws in response to the recently enacted federal legislation may have a significant effect on this projection. See Note 14 for information to the CARES Act, enacted in March 2020, in response to the COVID-19 pandemic.

8. Commitments and Contingencies

Operating Leases

The Company leased office space in Dickinson, North Dakota, Lusk, Wyoming and Denver, Colorado. During 2017 and  2018, rent expense incurred for the Dickinson, North Dakota office was $27,840, and $23,200, respectively. The lease expired on October 31, 2018 and was not renewed. Rent expense incurred for the Lusk, Wyoming office for 2017 and 2018 was $9,000 for each year. The lease expired on December 31, 2018 and was not renewed. Rent expense for the Denver Colorado office for 2017 was $13,837. The lease expired on December 31, 2017 and was not renewed.

Litigation and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  At December 31, 2019, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

9. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2017	2018	2019
	(in thousands, except per share data)
Numerator:
Net income (loss)	$16,006	$57,821	$(65,004)

Denominator for basic earnings per share - weighted-average common shares outstanding	161,141	165,635	166,247
Effect of dilutive securities: Stock options, restricted shares and performance based shares	1,703	2,054	65
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed exercise of options, restricted shares and performance based shares	162,844	167,689	166,312

Net (loss) income per common share - basic	$0.10	$0.35	$(0.39)

Net (loss) income per common share - diluted	$0.10	$0.34	$(0.39)

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities.  For the year December 31, 2017 and 2018, 5,018 and 4,007 of potential shares relating to stock options and unvested restricted shares were excluded from the calculation of diluted income (loss) per share since their inclusion would have been anti-dilutive due to the options being underwater, respectively. For the year ended December 31, 2019, 76 potential shares relating to stock options and unvested restricted shares were excluded from the calculation of diluted income (loss) per share since their inclusion would have been anti-dilutive due to a loss in the period and the fact that all outstanding options are underwater.

10. Benefit Plans

The Company has a defined contribution plan (401(k) plan) covering all eligible employees. In 2017, 2018 and 2019, in accordance with the safe harbor provisions of the plan, the Company contributed $330,415, $331,957 and $284,905, respectively, to the plan. The Company adopted the safe harbor provisions for its 401(k) plan which requires it to contribute a fixed match to each participating employee’s contribution to the plan. The fixed match is set at the rate of dollar for dollar on the first 1% of eligible pay contributed, then 50 cents on the dollar for each additional percentage point of eligible pay contributed, up to 5%. Each employee’s eligible pay with respect to calculating the fixed match is limited by IRS regulations. In addition, the Board of Directors, at its sole discretion, may authorize the Company to make additional contributions to each participating employee’s plan. The employee contribution limit for 2017 was $18,000 for employees under the age of 50 and $24,000 for employees 50 years of age or older. The employee contribution limit was increased in 2018 to $18,500 for employees under the age of 50 and $24,500 for employees 50 years of age and older and increased again in 2019 to $19,000 for employees under the age of 50 and $25,000 for employees 50 years of age and older.

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

The following table sets forth the summary position of our derivative contracts as of December 31, 2019

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
January - December 2020	3,777	$55.23
January - December 2021	2,808	$57.82

Basis Swaps
January - December 2020	4,000	$2.98

The following table illustrates the impact of derivative contracts on the Company’s balance sheet:

Fair Value Derivative Contracts as of December 31, 2018
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives - current	$9,602	Derivatives - current	$616
Commodity price derivatives	Derivatives - long-term	10,527	Derivatives - long-term	4,434
		$20,129		$5,050

Fair Value Derivative Contracts as of December 31, 2019
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives - current	$83	Derivatives - current	$10,688
Commodity price derivatives	Derivatives - long-term	4,170	Derivatives - long-term	999
		$4,253		$11,687

Gains and losses from derivative activities are reflected as “Loss (gain) on derivative contracts” in the accompanying Consolidated Statements of Operations.  The net estimated value of our commodity derivative contracts was a liability of approximately  $7.4 million as of December 31, 2019. For the year-ended December 31, 2019, we incurred a loss of $26.8 million, consisting of a loss of $6.0 million on closed contracts and a loss of $20.8 million on the mark to market valuation on open contracts. For the year ended December 31, 2018, we recognized  a gain on our derivative contracts of approximately $8.1 million, consisting of a loss of $19.0 million on closed contracts and a gain of $27.1 million on the mark to market valuation of open contracts.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company is further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2019, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Assets:
NYMEX fixed price derivative contracts	$-	$18,172	$-	$18,172
NYMEX basis differential swap	-	-	1,957	1,957
Total Assets	$-	$18,172	$1,957	$20,129

Liabilities:
NYMEX fixed price derivative contracts	$-	$-	$-	$-
NYMEX basis differential swap	-	-	5,050	5,050
Total Liabilities	$-	$-	$5,050	$5,050

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Assets:
NYMEX fixed price derivative contracts	$-	$4,253	$-	$4,253
NYMEX basis differential swap	-	-	-	-
Total Assets	$-	$4,253	$-	$4,253

Liabilities:
NYMEX fixed price derivative contracts	$-	$5,583	$-	$5,583
NYMEX basis differential swap	-	-	6,104	6,104
Total Liabilities	$-	$5,583	$6,104	$11,687

The Company’s derivative contracts at December 31, 2019 and December 31, 2018 consisted of NYMEX-based fixed price commodity swaps and basis differential swaps.  The NYMEX-based fixed price derivative contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these type of derivative contracts. As the fair value of these derivative contracts is based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness. The fair value of the basis swaps are based on inputs that are not as observable as the fixed price swaps. In addition to the actively quoted market price, variables such as time value, volatility and other unobservable inputs are used. Accordingly, these instruments have been classified as Level 3.

Additional information for the Company's recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the year ended December 31, 2019.

(In thousands)
Fair value at January 1, 2019	$(3,093)
Changes in market value	(5,794)
Settlements during the period	2,783
Fair value at December 31, 2019	$(6,104)

There were no transfers from level 3 in 2019.

Nonrecurring Fair Value Measurements

Non-financial assets and liabilities measured at fair value on a nonrecurring basis included certain non-financial assets and liabilities as may be acquired in a business combination and thereby measured at fair value and the initial recognition of asset retirement obligations for which fair value is used. The assessment considers the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, the economic viability of development if proved reserves were assigned and other current market conditions. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

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

13. Lease Accounting Standard

We determine if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease. We currently do not have any finance leases. Effective January 1, 2019 we capitalize our operating leases on our consolidated balance sheet through a Right of Use ("ROU") asset and a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized but are disclosed below.

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

Real Estate Leases

We rent a residence in North Dakota from a third party for living accommodations for certain field employees. Our real estate lease is non-cancelable with a term of five years, through August 31, 2024. We have concluded our real estate agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

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

The components of our total lease expense for the year ended December 31, 2019, the majority of which is included in lease operating expense, are as follows:

Year Ended December 31, 2019
(in thousands)
Operating lease cost	$478
Short-term lease expense (1)	1,992
Total lease expense	$2,470

Short-term lease costs (2)	$4,900

(1)	Short-term lease expense represents expense related to leases with a contract term of 12 months or less.
(2)	These short-term lease costs are related to leases with a contract term of 12 months or less which are related to drilling rigs and are capitalized as part of natural gas and oil properties on our balance sheet.

Supplemental balance sheet information related to our operating leases is included in the table below:

December 31, 2019
(in thousands)
Operating lease ROU assets	$327
Operating lease liability - current	$98
Operating lease liabilities - long-term	$203

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

December 31, 2019
Weighted Average Remaining Lease Term (in years)	8.66
Weighted Average Discount Rate	6%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

Operating Leases
(in thousands)
2020	$113
2021	63
2022	48
2023	41
2024	28
Thereafter	102
Total lease payments	395
Less imputed interest	(94)
Total lease liability	$301

As of December 31, 2018, our long-term leases were accounted for under the scope of ASC 840 "Leases". At December 31, 2018 we had only a lease on a residence and compressor equipment, with minimum lease payments with commitments that had initial or remaining lease terms in excess of one year. There were no other noncancelable leases during the year ended December 31, 2018.

Supplemental cash flow information related to our operating leases is included in the table below:

Year Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$478
ROU assets added in exchange for lease obligations (since adoption)	$770

14. Subsequent Events

In January 2020, the Company entered into the following derivative contracts:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
April - July 2020	80	$50.60
January - December 2021	82	$50.60
January - December 2022	2,412	$50.60
January - December 2023	1,498	$50.60
January - December 2024	1,589	$50.60

On January 30, 2020, the World Health Organization ("WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 as a pandemic, based on the rapid increase in exposure globally. In addition, in March 2020, members of OPEC failed to agree on production levels which is expected to cause an increased supply and has led to a substantial decrease in oil prices and an increasingly volatile market.

Subsequent to December 31, 2019 the price of both oil and gas has decreased primarily as a result of oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. Declines in oil and natural gas prices affect the Company's liquidity, however the Company's commodity hedges protect its cash flows from such price declines. Additionally, if oil or natural gas prices remain depressed or continue to decline the Company will be required to record oil and gas property write-downs.

Consumer demand has decreased since the spread of the COVID-19 outbreak and new travel restrictions placed by governments in an effort to curtail the spread of the coronavirus. The full impact of the coronavirus and the decrease in oil prices continue to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that they will have on the Company’s financial condition, liquidity and future results of operations. Management is actively monitoring the global situation and the impact or adverse effect on the Company’s results of future operations, financial position and liquidity in fiscal year 2020. Due to the recent oil price volatility, the Company recently suspended its 2020 capital spending program. The Company has also laid off selected employees, reduced officer salaries from 20% - 40% and reduced all other salaries from 5% - 20%. The Company has also eliminated all overtime for field employees. Additionally we have curtailed our capital expenditures and temporarily shut in production.

In early March 2020, global oil and natural gas prices declined sharply, have since been volatile, and may  decline again. We expect ongoing oil price volatility over the short term. Continued depressed oil prices could have a material adverse impact on our oil revenue, which is mitigated by our hedge contracts

The "Coronavirus Aid, Relief, and Economic Security (CARES) Act" that was enacted March 27, 2020 includes income tax provisions that allow net operating losses (NOL's) to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions have no material impact on the Company.

On May 4, 2020, the Company entered into a loan with the U.S. Small Business Administration in the amount of $1.4 million with an interest rate of 1.0% and maturity date two years from the date of the loan.  Payments are required to be made in seventeen monthly installments of principal and interest, with the first payment being due on the date that is seven months after the date of the loan. The loan is eligible for forgiveness by the Small Business Administration (SBA) for the portion of the loan proceeds used for payroll costs and other designated operating expenses for up to eight weeks, provided at least 75% of loan proceeds are used for payroll costs and the Company meets all necessary criteria as defined by the SBA. Receipt of these funds requires the Company to, in good faith, certify that during the current economic uncertainty made the loan request necessary to support ongoing operations of the Company. This certification further requires the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business.

 Amendments to First Lien Credit Facility and Second Lien Credit Facility

Waiver and Amendment No. 10 to Third Amended and Restated Agreement

           On June 25, 2020, the Company and its subsidiary guarantors entered into the Waiver and Amendment No. 10 to Credit Agreement (the “1L Amendment”) with Société Générale, as administrative agent and  lender, and the lenders party thereto, pursuant to which the parties agreed to, among other things, (i) waive the Company’s events of default with respect to its First Lien Credit Facility as a result of the Borrower’s failure to (A) deliver audited financial statements for the fiscal year ended December 31, 2019 not later than 90 days after the end of such fiscal year in violation of the First Lien Credit Facility, (B) deliver a consolidated unaudited balance sheet and unaudited financial statements for the fiscal quarter ended March 31, 2020 not later than 45 days after the end of such fiscal quarter in violation of the First Lien Credit Facility and not later than 60 days after the end of such fiscal quarter in violation of the Second Lien Credit Facility and (C) prevent existing hedge agreements from exceeding the maximum coverage permitted pursuant to the First Lien Credit Facility and the Second Lien Credit Facility.

          Due to the unprecedented conditions surrounding the outbreak and spread of the COVID-19 coronavirus pandemic, the recent decline in oil prices, and related geopolitical developments, the Company failed to (i) file its Annual Report on Form 10-K for the period ended December 31, 2019 no later than 90 days after the end of such fiscal year, (ii) file its Quarterly Report on form 10-Q for the period ended March 31, 2020 no later than 45 days after the end of such fiscal quarter and (iii) prevent existing hedge agreements from exceeding the maximum coverage permitted pursuant to the First Lien Credit Facility, which resulted in violations of certain covenants under the First Lien Credit Facility (as in effect prior to the 1L amendment). Subject to the terms and conditions of the 1L Amendment, Société Générale and each of the other lenders permanently waived such events of default and agreed not to charge default interest with respect to such defaults.

       The 1L Amendment modifies certain provisions of the First Lien Credit Facility, including (i) the addition of monthly mandatory prepayments from excess cash (defined as available cash minus certain cash set-asides and a $3.0 million working capital reserve) with corresponding reductions to the borrowing base; (ii) the elimination of scheduled redeterminations (which were previously made every six months) and interim redeterminations (which were previously made at the request of the lenders no more than once in the six month period between scheduled redeterminations) of the borrowing base; (iii) the replacement of total debt leverage ratio and minimum asset ratio covenants with a first lien debt leverage ratio covenant (comparing the outstanding debt of the First Lien Credit Facility to the consolidated EBITDAX of the Company and requiring that the ratio not exceed 2.75 to 1.00 as of the last day of each fiscal quarter) and a minimum first lien asset coverage ratio covenant (comparing the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s hydrocarbon hedge agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the outstanding debt of the First Lien Credit Facility and requiring that the ratio not exceed 1.15 to 1.00 as of the last day of each fiscal quarter ending on or before December 31, 2020, and 1.25 to 1.00 for fiscal quarters ending thereafter); (iv) the elimination of current ratio and interest coverage ratio covenants; (v) additional restrictions on (A) capital expenditures (limiting capital expenditures to $3.0 million in any four fiscal quarter period (commencing with the four fiscal quarter period ending June 30, 2020 and calculated on an annualized basis for the 1, 2 and 3 quarter periods ending on June 30, 2020, September 30, 2020 and December 31, 2020, respectively, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt) and capital expenditures made when (1) the first lien asset coverage ratio is 1.60 to 1.00, (2) the Company is in compliance with the first lien leverage ratio, (3) the amounts outstanding under the First Lien Credit Facility are less $50.0 million, (4) no default exists under the First Lien Credit Facility and (5) and all representations and warranties in the First Lien Credit Facility and the related credit documents are true and correct in all material respects) (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ending June 30, 2020, $8.25 million for the four fiscal quarter period ending September 30, 2020, $6.9 million for the four fiscal quarter period ending December 31, 2020, and $6.5 million for the fiscal quarter period ending March 31, 2021 through December 31, 2021 and $5.0 million thereafer; and (vi) permission for up to an additional $25.0 million in structurally subordinated debt to finance capital expenditures. The Company, Société Générale, and the lenders also agreed that concurrently with the effectiveness of the 1L Amendment, the borrowing base would be adjusted from $135.0 million to $102.0 million and the semi-annual borrowing base mechanism removed, with the new borrowing base amount to remain in effect until the next adjustment of the borrowing base pursuant to the First Lien Credit Facility.

Waiver and Second Amendment to Term Loan Credit Agreement

         On June 25, 2020, the Company and its subsidiary guarantors entered into the Waiver and Second Amendment to Term Loan Credit Agreement (the “2L Amendment”) with Angelo Gordon Energy Servicer, LLC, as administrative agent and issuing lender, and the lenders party thereto, pursuant to which the parties agreed to, among other things, waive the Company’s designated events of default with respect to its Second Lien Credit Facility and amend certain covenants and payment provisions of the Second Lien Credit Facility.

        As noted previously, the Company failed to file its Annual Report on Form 10-K for the period ended December 31, 2019 no later than 90 days after the end of such fiscal year, which resulted in violations of certain covenants under the Second Lien Credit Facility (as in effect prior to the 2L Amendment). Additionally, the Company failed to (i) deliver a consolidated unaudited balance sheet and unaudited financial statements for the fiscal quarter ended March 31, 2020 not later than 60 days after the end of such fiscal quarter in violation of the Second Lien Credit Facility (as in effect prior to the 2L Amendment), (ii) prevent existing hedge agreements from exceeding the maximum coverage permitted pursuant to the Second Lien Credit Facility (as in effect prior to the 2L Amendment) and (iii)  maintain the hedges required to be maintained pursuant to the Second Lien Credit Facility (as in effect prior to the 2L Amendment)  with respect to the fiscal quarter ended March 31, 2020, which resulted in a violation of the Company’s covenant under the Second Lien Credit Facility (as in effect prior to the 2L Amendment) to maintain certain required hedges. An additional event of Default has occurred under Section 10.01(c)(i) of the Credit Agreement as a result of the Borrower’s failure to comply with the minimum Asset Coverage Ratio requirement set forth in Section 9.19 of the Credit Agreement (as in effect prior to the 2L Amendment)  with respect to the fiscal quarter ended March 31, 2020 (such Event of Default being referred to herein as the “Second Lien Asset Coverage Ratio Default” Subject to the terms and conditions of the Second Lien Credit Facility, Angelo Gordon Energy Servicer, LLC and each of the other lenders waived such events of default and agreed not to charge default interest with respect to such defaults.

       The 2L Amendment modifies certain provisions of the Second Lien Credit Facility, including (i) a requirement that, while the obligations under the First Lien Credit Facility are outstanding, scheduled payments of accrued interest under the Second Lien Credit Facility will be paid in the form of capitalized interest;  (ii) an increase in the interest rate by 200bps for interest payable in cash and 500bps for interest payable in kind; (iii) modification of the minimum asset ratio covenant to be the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s hydrocarbon hedge agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the total outstanding debt of the Company and requiring that the ratio not exceed 1.45 to 1.00 as of the last day of each fiscal quarter ending between September 30, 2021 to December 31, 2021, and 1.55 to 1.00 for fiscal quarters ending thereafter); (iv) modification of the total leverage ratio covenant to set the first test date to occur on September 30, 2021; (v) modification of the current ratio to eliminate the exclusion of certain valuation accounts associated with hedge contracts from current assets and from current liabilities, (vi) additional restrictions on (A) capital expenditures (limiting capital expenditures to those expenditures set forth in a plan of development approved by Angelo Gordon Energy Servicer, LLC, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ending June 30, 2020, $8.25 million for the four fiscal quarter period ending September 30, 2020, $6.5 million for the fiscal quarters ending March 31, 2021 through December 31, 2021, and $5.0 million there after.

Fee Letter

       On June 25, 2020, the Company, in connection with the 2L Amendment and to induce Angelo Gordon Energy Servicer, LLC and the lenders to enter into the 2L Amendment, entered into the Fee Letter (the “Fee Letter”) with Angelo Gordon Energy Servicer, LLC, pursuant to which the Company will (i) pay $10,000,000 exit fee to Angelo Gordon Energy Servicer, LLC and the lenders upon maturity of the obligations under the Second Lien Credit Facility or the earlier acceleration or payment in full; (ii) grant warrants having an exercise price of $0.01 in an amount equal to 19.9% of the fully diluted common equity of the Company to Angelo Gordon Energy Servicer, LLC and the lenders; (iii) negotiate and provide an alternative financial arrangement that would afford Angelo Gordon Energy Servicer, LLC and the lenders an economic benefit equivalent in value to the warrants if the warrants cannot be issued on terms satisfactory to Angelo Gordon Energy Servicer, LLC; and (iv) protect the lenders by taking such reasonable steps as necessary to grant the lenders either (a) the right to appoint one member to the Company’s Board of Directors or (b) Board observation rights reasonably satisfactory to the administrative agent.

Future compliance with the covenants under the First Lien Credit Facility and Second Lien Credit Facility is reliant upon our ability to successfully implement cost reductions, control capital expenditures and restart production that has been shut in. In the event of a future covenant violation, we would attempt to obtain waivers or amendments of the related agreements; however, it is uncertain if such waivers or amendments could be obtained on acceptable terms or at all.  In the event we default under the First Lien Credit Facility or Second Lien Credit Facility, amounts outstanding would become due and payable at the option of the lenders.

15. Quarterly Results of Operations (Unaudited)

Selected results of operations for each of the fiscal quarters during the years ended December 31, 2018 and 2019 are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Year Ended December 31, 2018
Net revenue	$40,630	$30,916	$41,625	$35,996
Operating income	$20,090	$10,931	$17,735	$8,722
Net income (loss)	$10,779	$(10,554)	$1,777	$55,819

Net income (loss) per common share - basic	$0.07	$(0.06)	$0.01	$0.34
Net income (loss) per common share - diluted	$0.06	$(0.06)	$0.01	$0.33

Year Ended December 31, 2019
Net revenue	$34,514	$34,820	$31,536	$28,276
Operating income (loss)	$6,708	$8,935	$8,053	$(49,412)
Net income (loss)	$(25,455)	$11,678	$17,041	$(68,268)

Net income (loss) per common share - basic	$(0.15)	$0.07	$0.10	$(0.41)
Net income (loss) per common share - diluted	$(0.15)	$0.07	$0.10	$(0.41)

16. Supplemental Oil and Gas Disclosures (Unaudited)

The accompanying tables (in thousands) presents information concerning the Company’s oil and gas producing activities “Disclosures about Oil and Gas Producing Activities.”  Capitalized costs relating to oil and gas producing activities are as follows as of December 31:

	Years Ended December 31,
	2018	2019
Proved oil and gas properties	$1,091,905	$1,162,094
Unproved properties	-	-
Total	1,091,905	1,162,094
Accumulated depreciation, depletion, amortization and impairment	(748,773)	(851,107)
Net capitalized costs	$343,132	$310,987

Cost incurred in oil and gas property acquisition and development activities were as follows for the years ended December 31 (in thousands):

	2017	2018	2019
Development costs	$94,478	$131,271	$92,884
Exploration costs	8,509	-	-
Property acquisition costs	31,409	41,465	-
	$134,396	$172,736	$92,884

Results of operations from oil and gas producing activities were as follows for the years ended December 31:

	2017	2018	2019
Revenues	$86,189	$149,030	$128,992
Production costs	(22,425)	(36,323)	(38,229)
Depreciation, depletion and amortization	(25,676)	(42,237)	(51,041)
Accretion of future site restoration	(451)	(516)	(436)
Proved property impairment	-	-	(51,293)
Results of operations from oil and gas producing activities (excluding corporate overhead and interest costs)	$37,637	$69,954	$(12,007)

Depletion rate per barrel of oil equivalent	$9.52	$11.80	$14.12

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

The following set forth changes in estimated net proved reserves for the years ended December 31, 2017, 2018 and 2019.

				Oil
	Oil	NGL	Gas	Equivalents
	(MBbl)	(MBbl)	(MMcf)	(Mboe)
Change in Proved Reserves
Balance at December 31, 2016	24,209	8,644	70,829	44,657
Revisions of previous estimates	259	1,269	19,311	4,747
Extensions and discoveries	14,533	2,813	14,534	19,768
Purchases of minerals in place	8	14	1,001	189
Sales of minerals in place	(364)	(289)	(3,958)	(1,312)
Production	(1,574)	(476)	(3,889)	(2,698)
Balance at December 31, 2017	37,071	11,975	97,828	65,351
Revisions of previous estimates	(4,206)	(1,927)	(2,618)	(6,570)
Extensions and discoveries	11,270	1,797	11,475	14,979
Purchases of minerals in place	688	-	1,137	877
Sales of minerals in place	(278)	(1,303)	(13,491)	(3,829)
Production	(2,308)	(508)	(4,587)	(3,580)
Balance at December 31, 2018	42,237	10,034	89,744	67,228
Revisions of previous estimates	(15,616)	(2,713)	(23,178)	(22,192)
Extensions and discoveries	13,477	2,285	14,073	18,109
Sales of minerals in place	(1,431)	(86)	(9,898)	(3,167)
Production	(2,388)	(548)	(4,076)	(3,616)
Balance at December 31, 2019	36,279	8,972	66,665	56,362

The following is a summary of the changes to the Company’s proved reserves that occurred during 2019:

Revisions to prior estimates:

 There was a decrease of 8,790 MBoe of net reserves attributable to changes in projections for the Company’s producing wells based on actual performance during 2019.  The Company also converted eight proved undeveloped Wolfcamp A1 locations, twenty-four Wolfcamp A2 locations, one 3rd Bone Spring location, and two Wolfcamp B locations in Ward County, Texas, to probable undeveloped reserves during 2019 accounting for 13,402 MBoe of net reserves.  These locations are no longer included in the Company’s five-year development plan.

Extensions, discoveries and other additions:

The Company added two new proved undeveloped Wolfcamp A locations, and nine 3rd Bone Spring locations in Ward County, Texas, accounting for 3,776 MBoe of net reserves.  These locations are direct offsets to either successful Abraxas producing wells or those operated by others. The Company converted eighteen probable undeveloped Wolfcamp A1 locations, twenty-four Wolfcamp 3rd Bone Spring locations in Ward County, Texas, and one Three Forks location in McKenzie County, North Dakota to proved undeveloped reserves during 2019 accounting for 14,333 MBoe of net reserves.

Purchases:

The Company did not acquire new wells during 2019.

Sales:

The Company sold all its holdings in the Gulf Coast Area accounting for 1,839 MBoe of net proved reserves. The Company sold fourteen producing non-operated Permian locations in Marion, Pecos, and Reeves Counties, Texas, accounting for 42 MBoe of net reserves. The Company sold substantially all its holdings in the non-operated Bakken Area accounting for 1,268 MBoe of net proved reserves.  Other miscellaneous asset sales during the year accounted for 18 MBoe of net reserves.

Production:

The Company produced 3,616 MBoe of net reserves during 2019.

The following is a summary of the changes to the Company’s proved reserves that occurred during 2018:

Revisions to prior estimates:

 There was a decrease of 45 MBoe of net reserves attributable to changes in projections for the Company’s producing wells based on actual performance during 2018.  The Company also converted thirteen proved undeveloped Three Fork 2nd bench locations in McKenzie County, North Dakota, to probable undeveloped reserves during 2018 accounting for 6,525 MBoe of net reserves. These locations are no longer included in the Company’s five-year development plan.

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

Purchases:

In the Wolfcamp/3rd Bone Spring system in Ward, County, Texas, during 2019 the Company acquired four new producing wells accounting for 877 MBoe of net producing reserves.

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

The following table presents the Company's estimate of its net proved developed and undeveloped oil and gas reserves as of December 31, 2017, 2018 and 2019:

	Total
				Oil
	OIl	NGL	Gas	Equilavents
	(MBbl)	(MBbl)	(MMcf)	(Mboe)
Proved Developed Reserves:
December 31, 2017	10,820	3,794	39,974	21,720
December 31, 2018	13,586	3,804	43,271	24,602
December 31, 2019	10,964	2,699	21,439	17,237

Proved Undeveloped Reserves:
December 31, 2017	25,808	8,181	57,854	43,631
December 31, 2018	28,651	6,230	46,473	42,626
December 31, 2019	25,315	6,273	45,226	39,125

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The Company’s proved oil and gas reserves have been estimated by the independent petroleum engineering firm, DeGolyer & MacNaughton, assisted by the engineering and operations departments of the Company as of December 31, 2017 and December 31, 2019 and  LaRoche Petroleum Consultants as of December 31, 2018. The following information has been prepared in accordance with SEC rules and accounting standards based on the 12-month first-day-of-the-month unweighted average prices in accordance with provisions of the FASB’s Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas (Topic 932).” Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis and net operating losses associated with the properties.  Since prices used in the calculation are average prices for 2017, 2018, and 2019, the standardized measure could vary significantly from year to year based on the market conditions that occurred during a given year.

The technical personnel responsible for preparing the reserve estimates at DeGolyer & MacNaughton meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer & MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis.    All reports by DeGolyer & MacNaughton were developed utilizing studies performed by DeGolyer & MacNaughton and assisted by the Engineering and Operations departments of Abraxas. Reserves are estimated by independent petroleum engineers.  The report of DeGolyer & MacNaughton dated February 27, 2020, contains further discussions of the reserve estimates and evaluations prepared by DeGolyer & MacNaughton as well as the qualifications of DeGolyer & MacNaughton’s technical personnel responsible for overseeing such estimates and evaluations is attached as Exhibit 99.1 to this report.

Estimates of proved reserves at December 31, 2017, 2018 and 2019 were based on studies performed by our independent petroleum engineers assisted by the Engineering and Operations departments of Abraxas.  The Engineering department is directly responsible for Abraxas’ reserve evaluation process.  The Vice President of Engineering is the manager of this department and is the primary technical person responsible for this process.  The Vice President of Engineering holds a Bachelor of Science degree in Petroleum Engineering and has 41 years of experience in reserve evaluations. The Vice President of Engineering is a Registered Professional Engineer in the State of Texas.  The operations department of Abraxas assisted in the process.

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

Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure. The table below sets forth the Standardized Measure of our proved oil and gas reserves for the three years ended December 31, 2017, 2018 and 2019 (in thousands):

	Years Ended December 31,
	2017	2018	2019
Future cash inflows	$2,035,619	$2,876,976	$1,890,579
Future production costs	(609,921)	(849,063)	(598,714)
Future development costs	(461,619)	(547,163)	(544,111)
Future income tax expense	(83,915)	(181,224)	-
Future net cash flows	880,164	1,299,526	747,754
Discount	$(474,423)	$(647,642)	$(440,142)
Standardized Measure of discounted future net cash relating to proved reserves	$405,741	$651,884	$307,612

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following is an analysis of the changes in the Standardized Measure for the periods indicated (in thousands):

	Years Ended December 31,
	2017	2018	2019
Standardized Measure, beginning of year	$160,600	$405,741	$651,884
Sales and transfers of oil and gas produced, net of production costs	(63,764)	(112,707)	(90,763)
Net change in prices and development and production costs from prior year	159,661	268,942	(218,092)
Extensions, discoveries, and improved recovery, less related costs	129,277	153,544	98,780
Sales of minerals in place	(8,583)	(39,253)	(17,276)
Purchases of minerals in place	1,238	8,990	-
Revisions of previous estimates	31,044	(67,345)	(227,477)
Change in timing and other	1,908	30,811	(13,744)
Change in future income tax expense	(21,700)	(37,413)	59,112
Accretion of discount	16,060	40,574	65,188
Standardized Measure, end of year	$405,741	$651,884	$307,612

The standardized measure is based on the following oil and gas prices over the life of the properties as of the following dates:

	Years Ended December 31,
	2017	2018	2019
Oil (per Bbl) (1)	$51.34	$65.56	$55.73
Gas (per Mmbtu) (2)	$2.99	$3.05	$2.54
Oil (per Bbl) (3)	$46.83	$56.95	$52.14
Gas (per Mmbtu) (4)	$1.79	$1.76	$0.63
NGL's (per Bbl) (5)	$13.19	$19.95	$3.48

_____________________

(1)

The quoted oil price for the year ended December 31 of each year, 2017, 2018 and 2019 is the 12-month unweighted average first-day-of-the-month West Texas Intermediate spot price for each month of 2017, 2018 and 2019.

(2)	The quoted gas price for the year ended December 31, 2017, 2018 and 2019 is the 12-month unweighted average first-day-of-the-month Henry Hub spot price for each month of 2017, 2018 and 2019.
(3)	The oil price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.
(4)	The gas price is the realized price at the wellhead as of December 31 of each year after the appropriate differentials have been applied.
(5)	The NGL price is the realized price as of December 31 of each year after the appropriate differentials have been applied.

Exhibit Index

23.1 Consent of BDO USA, LLP. (Filed herewith).

23.2 Consent of DeGoyler and MacNaughton. (Filed herewith).

23.3 Consent of LaRoche Petroleum Consultants. (Filed herewith).

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

99.1 DeGolyer and MacNaughton's report  with respect to oil and reserves of Abraxas Petroleum. (Filed herewith).

*	Management Compensatory Plan or Agreement.

55

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

DATED:  June 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Name and Title	Date
/s/ Robert L.G. Watson Robert L.G. Watson	Chairman of the Board, President (Principal Executive Officer) and Director	June 26, 2020
/s/ Steven P. Harris Steven P. Harris	Vice President, CFO (Principal Financial Officer)	June 26, 2020
/s/ G. William Krog, Jr. G. William Krog, Jr.	Vice President, Chief Accounting Officer (Principal Accounting Officer)	June 26, 2020
/s/ Ralph F. Cox Ralph F. Cox	Director	June 26, 2020
/s/ Brian L. Melton Brian L. Melton	Director	June 26, 2020
/s/ Angela A. Meyer Angela A. Meyer	Director	June 26, 2020

56