Form 10-Q
period 2020-09-30
ABRAXAS PETROLEUM CORP
filed 2020-11-09
CIK 867665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-16071

ABRAXAS PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	74-2584033
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common stock outstanding as of  November 6, 2020 was 8,403,465.

The terms “Abraxas,” “Abraxas Petroleum,” “we,” “us,” “our” or the “Company” refer to Abraxas Petroleum Corporation and all of its subsidiaries, including Raven Drilling, LLC.

All share and per share data has been retroactively adjusted to reflect the 1-for-20 reverse stock split effective October 19, 2020, as described in Note 2 to our consolidated financial statements.

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

ABRAXAS PETROLEUM CORPORATION

FORM 10 – Q

Part I

FINANCIAL STATEMENTS

Item 1. Financial Statements

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$583	$-
Accounts receivable:
Joint owners, net	1,368	2,397
Oil and gas production sales	6,067	16,985
Other	52	263
Total accounts receivable	7,487	19,645

Derivative asset - short-term	17,353	83
Other current assets	1,129	1,193
Total current assets	26,552	20,921

Property and equipment:
Proved oil and gas properties, full cost method	1,168,504	1,162,094
Other property and equipment	39,453	39,295
Total	1,207,957	1,201,389
Less accumulated depreciation, depletion, amortization and impairment	(1,027,283)	(872,431)
Total property and equipment, net	180,674	328,958

Operating lease right-of-use assets	250	327
Derivative asset - long-term	17,505	4,170
Other assets	255	255
Total assets	$225,236	$354,631

All share and per share data has been retroactively adjusted to reflect the 1-for-20 reverse stock split effective October 19, 2020, as described in Note 2 to our condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,482	$19,280
Joint interest oil and gas production payable	6,390	18,050
Accrued interest	103	133
Accrued expenses	1,183	361
Operating lease liabilities - current	76	98
Derivative liabilities - short-term	1,483	10,688
Current maturities of long-term debt	291	280
Other current liabilities	332	582
Total current liabilities	16,340	49,472

Long-term debt – less current maturities	203,931	192,718
Operating lease liabilities	147	203
Other long-term liabilities	1,375	—
Derivative liabilities - long-term	—	999
Future site restoration	7,681	7,420
Total liabilities	229,474	250,812

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share – authorized 1,000,000 shares; -0- shares issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized 20,000,000 shares; 8,403,465 and 8,418,053 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	84	84
Additional paid-in capital	429,111	421,740
Accumulated deficit	(433,433)	(318,005)
Total stockholders’ equity (deficit)	(4,238)	103,819
Total liabilities and stockholders’ equity	$225,236	$354,631

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Oil and gas production revenues
Oil	$12,466	$31,228	$29,971	$97,355
Gas	75	226	183	2,107
Natural gas liquids	52	61	152	1,382
Other	2	21	8	26
Total revenue	12,595	31,536	30,314	100,870
Operating costs and expenses:
Lease operating	3,935	5,647	12,280	21,447
Production and ad valorem taxes	1,520	2,495	3,613	8,519
Rig expense	130	—	669	672
Depreciation, depletion, amortization and accretion	7,019	12,605	19,053	38,367
Proved property impairment	54,552	—	136,109	—
General and administrative (including stock-based compensation of $348, $504, $947 and $1,398 respectively)	2,100	2,736	6,506	8,169
Total operating cost and expenses	69,256	23,483	178,230	77,174
Operating (loss) income	(56,661)	8,053	(147,916)	23,696

Other (income) expense:
Interest income	(6)	(27)	(24)	(50)
Interest expense	5,676	2,951	15,569	8,706
Amortization of deferred financing fees	546	169	1,067	418
Loss on debt extinguishment	4,108	—	4,108	—
Loss (gain) on derivative contracts	6,630	(12,081)	(53,208)	11,358
Total other expense (income)	16,954	(8,988)	(32,488)	20,432
(Loss) income before income tax	(73,615)	17,041	(115,428)	3,264
Income tax (expense) benefit	—	—	—	—
Net (loss) income	$(73,615)	$17,041	$(115,428)	$3,264

Net (loss) income per common share - basic	$(8.80)	$2.05	$(13.80)	$0.39
Net (loss) income per common share - diluted	$(8.80)	$2.01	$(13.80)	$0.39

Weighted average shares outstanding:
Basic	8,362	8,329	8,366	8,302
Diluted	8,362	8,480	8,366	8,324

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share data)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	8,418,053	$84	$421,740	$(318,005)	$103,819
Net loss	-	-	-	(115,428)	(115,428)
Stock-based compensation	-	-	947	-	947
Issuance of warrant	-	-	6,424	-	6,424
Stock options exercised	-	-	-	-	-
Restricted stock issued, net of forfeitures	(14,588)	-	-	-	-
Balance at September 30, 2020	8,403,465	$84	$429,111	$(433,433)	$(4,238)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	8,335,689	$83	$419,428	$(253,001)	$166,510
Net income	-	-	-	3,264	3,264
Stock-based compensation	-	-	1,398	-	1,398
Stock options exercised	21,168	1	400	-	401
Restricted stock issued, net of forfeitures	63,125	-	-	-	-
Balance at September 30, 2019	8,419,982	$84	$421,226	$(249,737)	$171,573

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2020	8,403,465	$84	$422,339	$(359,818)	$62,605
Net loss	-	-	-	(73,615)	(73,615)
Stock-based compensation	-	-	348	-	348
Issuance of warrant	-	-	6,424	-	6,424
Restricted stock issued, net of forfeitures	-	-	-	-	-
Balance at September 30, 2020	8,403,465	$84	$429,111	$(433,433)	$(4,238)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	8,422,603	$84	$420,722	$(266,778)	$154,028
Net income	-	-	-	17,041	17,041
Stock-based compensation	-	-	504	-	504
Stock options exercised	-	-	-	-	-
Restricted stock issued, net of forfeitures	(2,621)	-	-	-	-
Balance at September 30, 2019	8,419,982	$84	$421,226	$(249,737)	$171,573

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income (loss)	$(115,428)	$3,264
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (gain) loss on derivative contracts	(53,208)	11,358
Net cash settlements paid on derivative contracts	12,400	(2,930)
Depreciation, depletion and amortization	19,053	38,367
Proved property impairment	136,109	-
Amortization of deferred financing fees and issuance discount	2,226	418
Loss on debt extinguishment	4,108	-
Stock-based compensation	947	1,398
Settlement of asset retirement obligation	310	(474)
Non-cash interest expense	8,323	-
Changes in operating assets and liabilities:
Accounts receivable	12,158	16,367
Other assets	1,459	(502)
Accounts payable and accrued expenses	(17,723)	(6,249)
Net cash provided by operating activities	10,734	61,017

Investing Activities
Capital expenditures, including purchases and development of properties	(13,187)	(89,621)
Proceeds from the sale of oil and gas properties	-	16,765
Net cash used in investing activities	(13,187)	(72,856)

Financing Activities
Proceeds from long-term borrowings	8,000	38,000
Payments on long-term borrowings	(3,987)	(20,199)
Deferred financing fees	(977)	(91)
Exercise of stock options	-	401
Net cash provided by financing activities	3,036	18,111

Increase (decrease) in cash and cash equivalents	583	6,272
Cash and cash equivalents at beginning of period	-	867
Cash and cash equivalents at end of period	$583	$7,139

Supplemental disclosures of cash flow information:
Interest paid	$6,085	$8,706

Non-cash investing and financing activities:
Non-cash interest paid in kind	$8,323	$-
Properties classified as held for sale	$-	$7,876
Change in capital expenditures included in accounts payable	$(6,619)	$(3,445)
Change in asset retirement obligations	$-	$(379)

See accompanying notes to condensed consolidated financial statements (unaudited).

ABRAXAS PETROLEUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(tabular amounts in thousands, except per share data)

1. Basis of Presentation

The accounting policies we follow as of January 1, 2020 are set forth in the notes to our audited consolidated financial statements in the Annual Report on Form 10-K for the year ended  December 31, 2019 filed with the SEC on June 26, 2020.  The accompanying interim condensed consolidated financial statements have not been audited by our independent registered public accountants. In the opinion of management, these statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations. Any and all adjustments are of a normal and recurring nature. Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine month periods ended September 30, 2020 and the statement of cash flows for the nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Consumer demand has decreased due to the spread of the COVID-19 outbreak and travel restrictions placed by governments in an effort to curtail the spread of the coronavirus. The full impact of the coronavirus and the decrease in oil prices continue to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that they will have on the Company’s financial condition, liquidity and future results of operations. Management is actively monitoring the global situation and the impact or adverse effect on the Company’s results of future operations, financial position and liquidity in fiscal year 2020. Due to the recent oil price volatility, the Company has curtailed its 2020 capital spending program. The Company has also laid off selected employees, reduced officer salaries from 20% - 40% and reduced all other salaries from 5% - 20%. The Company has also eliminated substantially all overtime for field employees.  The Company began shutting in production in mid- March 2020 and began bringing wells back on production in mid- June 2020 as prices began to recover. As of September 30, 2020, a majority of such wells have been brought back on production.

In early March 2020, global oil and natural gas prices declined sharply, have since been volatile, and may decline again. The Company expects ongoing oil price volatility over the short term. Continued depressed oil prices have had and will continue to have a material adverse impact on the Company's oil revenue, which is mitigated somewhat by the Company's hedge contracts.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.  These reclassifications were to share and per share data related to the 1 for 20 reverse stock split effective October 19, 2020. and had no effect on our previously reported results of operations.

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

The following table summarizes our stock-based compensation expense related to stock options for the periods presented:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2020	2019	2020	2019
$11	$76	$73	$301

The following table summarizes our stock option activity for the nine months ended September 30, 2020, (in thousands):

	Number of Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2019	296	$49.41	$34.98
Cancelled/Forfeited	-	$78.20	$56.32
Expired	(98)	$49.54	$35.36
Balance, September 30, 2020	198	$49.34	$34.78

As of September 30, 2020, there was approximately $0.07 million of unamortized compensation expense related to outstanding stock options that will be recognized from 2020 through 2022.

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

The following table summarizes our restricted stock activity for the nine months ended September 30, 2020:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2019	89	$31.67
Vested/Released	(33)	$32.11
Cancelled/Forfeited	(15)	$31.53
Unvested, September 30, 2020	41	$31.37

The following table summarizes our stock-based compensation expense related to restricted stock for the periods presented:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2020	2019	2020	2019
$203	$273	$675	$694

As of   September 30, 2020, there was approximately $0.8 million of unamortized compensation expense relating to outstanding restricted shares that will be recognized from 2020 through 2022.

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

The table below provides a summary of Performance Based Restricted Stock as of the date indicated:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2019	58	$34.34
Cancelled/Forfeited	(13)	$34.29
Unvested, September 30, 2020	45	$33.73

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

 The following table summarizes our stock-based compensation expense related to performance based restricted stock for the periods presented:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2020	2019	2020	2019
$134	$155	$200	$403

As of September 30, 2020, there was approximately $0.5 million of unamortized compensation expense relating to outstanding performance based restricted shares that will be recognized from 2020 through 2022.

Warrants for Common Stock

As of September 30, 2020, outstanding warrants to purchase shares of common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares

August 11, 2020	Common Stock	August 11, 2025	$0.20	1,672,290

In connection with the amended Second Lien Credit Agreement, on August 11, 2020, the Company issued a warrant to the lender to purchase a total of 33,445,792 shares of common stock at an exercise price of $0.01 per share. As described in Note 2, on October 19, 2020 the Company effected a reverse stock split of the Company's authorized, issued and outstanding shares of common stock at a ratio of 1-for-20, thus the warrant was adjusted to provide that the lender may purchase a total of 1,672,290 shares of common stock at an exercise price of $0.20 per share the warrant is  exercisable immediately, in whole or in part, on or before five years from the issuance date. The fair value of the warrant was recorded as debt issuance costs, presented in the consolidated balance sheets as a deduction from the carrying amount of the note payable, and is being amortized over the loan term.

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful and unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil and gas properties, less related deferred taxes, are limited by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Costs in excess of the present value of estimated net revenue from proved reserves discounted at 10% are charged to proved property impairment expense.  No gain or loss is recognized upon sale or disposition of oil and gas properties for full cost accounting companies with proceeds accounted for as an adjustment of capitalized cost. An exception to this rule occurs when the adjustment to the full cost pool results in a significant alteration of the relationship between capitalized cost and proved reserves. We apply the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented. At September 30, 2020 our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves resulting in an impairment of $54.6 million and $136.1 million, for the three and nine months ended September 30, 2020.  At September 30, 2019, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.  We expect that we will have future impairments.

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

The following table summarizes our future site restoration obligation transactions for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	September 30, 2020	December 31, 2019
Beginning future site restoration obligation	$7,420	$7,492
New wells placed on production and other	42	80
Deletions related to property disposals	(19)	(473)
Deletions related to plugging costs	(120)	(890)
Accretion expense	310	436
Revisions and other	48	775
Ending future site restoration obligation	$7,681	$7,420

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 840): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., London Interbank Offered Rate (“LIBOR”)) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications, such as those within the scope of Topic 470 on debt, to be accounted as a continuation of the existing contract. This ASU was effective upon the issuance and its optional relief can be applied through December 31, 2022. The Company will consider this optional guidance prospectively, if applicable.

In May 2020, the SEC adopted final rules that amend the financial statement requirements for significant business acquisitions and dispositions. Among other changes, the final rules modify the significance tests and improve the disclosure requirements for acquired or to be acquired businesses and related pro forma financial information, the periods those financial statements must cover, and the form and content of the pro forma financial information. The final rules do not modify requirements for the acquisition and disposition of significant amounts of assets that do not constitute a business. The final rules are effective January 1, 2021, but earlier compliance is permitted. The Company will consider these final rules and update its disclosures, as applicable.

2. Reverse Stock Split

On  October 19, 2020, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock, $0.01 par value. The Company effected the reverse stock split pursuant to the Company’s filing of a Certificate of Change  with the Secretary of State of the State of Nevada on September 29, 2020. Under Nevada law, no amendment to the Company’s Articles of Incorporation was required in connection with the reverse stock split. The Company was authorized to issue 400,000,000 shares of common stock. As a result of the reverse stock split, the Company is authorized to issue 20,000,000 shares of common stock.  As a result of the reverse split, 168,069,305 outstanding shares of the Company’s common stock were exchanged for approximately 8,403,465 shares of the Company's common stock (subject to adjustment due to the effect of rounding fractional shares into whole shares). The reverse stock split will not have any effect on the stated par value of the common stock.   All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split, resulting in the transfer of $1.6 million from common stock to additional paid in capital at September 30, 2020 and December 31, 2019.

Additionally on October 19, 2020, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split will be adjusted by dividing the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible by 20, and multiplying the exercise or conversion price thereof by 20, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share.

The common stock began trading on a split-adjusted basis on the NASDAQ at the market open on October 19, 2020.  The trading symbol for the common stock remains "AXAS".

The reverse stock split was intended to bring the Company into compliance with the Nasdaq Stock Market Listing Rule 5550(a)(2) and the $1.00 per share minimum bid price requirement for continued listing on the NASDAQ.  On November 2, 2020, the Company received written notice from the NASDAQ that the Company has regained compliance with the Listing Rule 5550(a)(2) and the $1.00 per share minimum bid price requirement.

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

	Three Months Ended September 30,
	2020			2019
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$7,676	$77	$52	$14,315	$66	$80
Rocky Mountain	$4,790	$(2)	$-	$16,157	$14	$(19)
South Texas	$-	$-	$-	$756	$146	$-

	Nine Months Ended September 30,
	2020			2019
	Oil	Gas	NGL	Oil	Gas	NGL
Operating Regions:
Permian/Delaware Basin	$16,748	$111	$62	$38,940	$377	$421
Rocky Mountain	$13,223	$72	$90	$55,524	$1,176	$958
South Texas	$-	$-	$-	$2,891	$554	$3

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

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - Oil and gas production sales” in the accompanying condensed consolidated balance sheets. In this scenario, payment is also unconditional, as we have satisfied our performance obligations through delivery of the relevant product. As a result, we have concluded that our product sales do not give rise to contract assets or liabilities under ASU 2014-09. At September 30, 2020 and December 31, 2019, our receivables from contracts with customers were $6.1 million and $17.0 million, respectively.

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

We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three and nine months ended September 30, 2020, and 2019 revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

4.  Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws expected to be in effect when the differences are expected to reverse.

For the three and nine months ended September 30, 2020, and 2019, there was no income tax benefit due to net operating loss carryforwards ("NOLs") and we recorded a full valuation allowance against our net deferred tax asset.

At December 31, 2019, we had, subject to the limitation discussed below, $245.2 million of pre-2018 NOLs and $64.7 million of post 2018 NOL carryforwards for U.S. tax purposes.  Our pre-2018 NOLs will expire in varying amounts from 2022 through 2037, if not utilized. Any NOLs arising in 2018, 2019, and 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of taxable income for tax years for 2020 and up to 80% of future taxable income for tax years after December 31, 2020. Any NOLs arising on or after January 1, 2021 can generally be carried forward indefinitely and can offset up to 80% of future taxable income. The use of our NOLs will be limited if there is an "ownership change" in our common stock, generally a cumulative ownership change exceeding 50% during a three year period, as determined under Section 382 of the Internal Revenue Code. As of September 30, 2020, we have not had an ownership change as defined by Section 382.

Given historical losses, uncertainties exist as to the future utilization of the NOL carryforwards. Therefore, we established a valuation allowance of $76.2 million for deferred tax assets at  December 31, 2019 and of $67.4 million at September 30, 2020.

As of September 30, 2020, we did not have any accrued interest or penalties related to uncertain tax positions. The tax years 2014 through 2019 remain open to examination by the tax jurisdictions to which we are subject.

The Coronavirus Aid, Relief, and Economic Security Act  that was enacted March 27, 2020 includes income tax provisions that allow NOLs to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions have no material impact on the Company.

5. Long-Term Debt

The following is a description of our debt as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019

First Lien Credit Facility	$100,000	$95,778
Second Lien Credit Facility	108,278	100,000
Exit fee - Second Lien Credit Facility	10,000	-
Real estate lien note	2,882	3,091
	221,160	198,869
Less current maturities	(291)	(280)
	220,869	198,589
Deferred financing fees and debt issuance cost, net	(16,938)	(5,871)
Total long-term debt, net of deferred financing fees and debt issuance costs	$203,931	$192,718

First Lien Credit Facility

The Company has a senior secured First Lien Credit Facility with Société Générale, as administrative agent and issuing lender, and certain other lenders.  As of September 30, 2020, $100.0 million was outstanding under the First Lien Credit Facility.

Outstanding amounts under the First Lien Credit Facility accrues interest at a rate per annum equal to (a)(i) for borrowings that we elect to accrue interest at the reference rate  at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the federal funds rate plus 0.5%, and (z)  daily one-month LIBOR plus, in each case, 1.5%-2.5%, depending on the utilization of the borrowing base, and (ii) for borrowings that  we elect to accrue interest at the Eurodollar rate, LIBOR plus 2.5%-3.5% depending on the utilization of the borrowing base and (b) at any time an event of default exists, 3.0% plus the amounts set forth above. At September 30, 2020, the interest rate on the First Lien Credit Facility was approximately 3.6%.

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

Each of the Company's subsidiaries has guaranteed our obligations under the First Lien Credit Facility on a senior secured basis. Obligations under the First Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in all of the Company and its subsidiary guarantors’ material property and assets. As of September 30, 2020, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company's proven reserves and 95% of the PV-9 of the Company's PDP reserves.

Under the amended First Lien Credit Facility, the Company is subject to customary covenants, including financial covenants and reporting covenants. The amendment to the First Lien Credit Facility dated June 25, 2020 (the "1L Amendment") modified certain provisions of the First Lien Credit Facility, including (i) the addition of monthly mandatory prepayments from excess cash (defined as available cash minus certain cash set-asides and a $3.0 million working capital reserve) with corresponding reductions to the borrowing base; (ii) the elimination of scheduled redeterminations (which were previously made every six months) and interim redeterminations (which were previously made at the request of the lenders no more than once in the six month period between scheduled redeterminations) of the borrowing base; (iii) the replacement of total debt leverage ratio and minimum asset ratio covenants with a first lien debt leverage ratio covenant (comparing the outstanding debt of the First Lien Credit Facility to the consolidated EBITDAX of the Company and requiring that the ratio not exceed 2.75 to 1.00 as of the last day of each fiscal quarter) and a minimum first lien asset coverage ratio covenant (comparing the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s hydrocarbon hedge agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the outstanding debt of the First Lien Credit Facility and requiring that the ratio exceed 1.15 to 1.00 as of the last day of each fiscal quarter ending on or before December 31, 2020, and 1.25 to 1.00 for fiscal quarters ending thereafter); (iv) the elimination of current ratio and interest coverage ratio covenants; (v) additional restrictions on (A) capital expenditures (limiting capital expenditures to $3.0 million in any four fiscal quarter period (commencing with the four fiscal quarter period ended  June 30, 2020 and calculated on an annualized basis for the 1, 2 and 3 quarter periods ending on June 30, 2020, September 30, 2020 and December 31, 2020, respectively, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt and capital expenditures made when (1) the first lien asset coverage ratio is at least 1.60 to 1.00, (2) the Company is in compliance with the first lien leverage ratio, (3) the amounts outstanding under the First Lien Credit Facility are less $50.0 million, (4) no default exists under the First Lien Credit Facility and (5) and all representations and warranties in the First Lien Credit Facility and the related credit documents are true and correct in all material respects), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ended  June 30, 2020, $8.25 million for the four fiscal quarter period ended  September 30, 2020, $6.9 million for the four fiscal quarter period ending December 31, 2020, and $6.5 million for the fiscal quarter from  March 31, 2021 through December 31, 2021 and $5.0 million thereafter; in all cases, general and administrative expense excludes up to $1.0 million in certain legal and professional fees; and (vi) permission for up to an additional $25.0 million in structurally subordinated debt to finance capital expenditures. Under the 1L Amendment, the borrowing base was adjusted to $102.0 million. The borrowing base will be reduced by any mandatory prepayments from excess cash flow (in an amount equal to such prepayment) and upon the disposition of the Company’s oil and gas properties.

As of September 30, 2020 we were in compliance with the financial covenants under the First Lien Credit Facility, as amended.

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

Second Lien Credit Facility

On November 13, 2019, we entered into the Term Loan Credit Agreement, with Angelo Gordon Energy Servicer, LLC, as administrative agent, and certain other lenders party thereto, which we refer to as the Second Lien Credit Facility.  The Second Lien Credit facility was amended on June 25, 2020. The Second Lien Credit Facility has a maximum commitment of $100.0 million. On November 13, 2019, $95.0 million of the net proceeds obtained from the Second Lien Credit Facility were used to permanently reduce the borrowings outstanding on the First Lien Credit Facility.  As of September 30, 2020, the outstanding balance on the Second Lien Credit Facility was $118.3 million, which includes a $10.0 million exit fee.

The stated maturity date of the Second Lien Credit Facility is November 13, 2022. Prior to the latest amendments of the Second Lien Credit Facility, accrued interest was payable quarterly on reference rate loans and at the end of each three-month interest period on Eurodollar loans. We are permitted to prepay the loans in whole or in part, in compliance with certain notice and dollar increment requirements, and, if such prepayment is made prior to  November 13, 2020, subject to payment of a Make Whole Amount, where applicable. “Make Whole Amount” is defined as, the sum of the interest payments (calculated on the basis of the interest rate as of the date of the relevant prepayment without discount) that would have accrued and been paid from the  date of prepayment to November 13, 2020 on the principal amount of such prepaid loans, whether such prepayments are optional, mandatory or as a result of acceleration.

Each of our subsidiaries has guaranteed our obligations under the Second Lien Credit Facility. Obligations under the Second Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted liens, including those securing the indebtedness under the First Lien Credit Facility to the extent permitted by the Intercreditor Agreement, of even date with the Second Lien Credit Facility, among us, our subsidiaries, Angelo Gordon Energy Servicer, LLC and Société Générale, in all of our subsidiary guarantors’ material property and assets. As of September 30, 2020, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company's proven reserves and 95% of the PV-9 of the Company's PDP reserves.

Under the amended Second Lien Credit Facility, the Company is subject to customary covenants, including financial covenants and reporting covenants. The amendment to the Second Lien Credit Facility dated June 25, 2020 (the "2L Amendment") modified certain provisions of the Second Lien Credit Facility, including (i) a requirement that, while the obligations under the First Lien Credit Facility are outstanding, scheduled payments of accrued interest under the Second Lien Credit Facility will be paid in the form of capitalized interest; (ii) an increase in the interest rate by 200bps for interest payable in cash and 500bps for interest payable in kind; (iii) modification of the minimum asset ratio covenant to be the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s hydrocarbon hedge agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the total outstanding debt of the Company and requiring that the ratio not exceed 1.45 to 1.00 as of the last day of each fiscal quarter ending between September 30, 2021 to December 31, 2021, and 1.55 to 1.00 for fiscal quarters ending thereafter); (iv) modification of the total leverage ratio covenant to set the first test date to occur on September 30, 2021; (v) modification of the current ratio to eliminate the exclusion of certain valuation accounts associated with hedge contracts from current assets and from current liabilities, (vi) additional restrictions on (A) capital expenditures (limiting capital expenditures to those expenditures set forth in a plan of development approved by Angelo Gordon Energy Servicer, LLC, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ended  June 30, 2020, $8.25 million for the four fiscal quarter period ended  September 30, 2020, $6.5 million for fiscal quarter period from March 31, 2021 through December 31, 2021 and $5.0 million thereafter.

 As of September 30, 2020 we were in compliance with the financial covenants under the Second Lien Credit Facility, as amended.

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

In connection with the amendment to the Second Lien Credit Facility on June 25, 2020, the Company entered into an Exit Fee and Warrant Agreement subject to NASDAQ approval for the issuance of the issuance of certain warrants. This agreement was finalized on August 11, 2020 at which time the Company issued a warrant to the lender to purchase a total of 33,445,792 shares of common stock at an exercise price of $0.01 per share. On October 19, 2020, the Company effected a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock at a ratio of 1-for-20, thus the warrant was adjusted to provide that the lender may purchase a total of 1,672,290 shares of common stock at an exercise price of $0.20 per share. The warrant is exercisable immediately in whole or in part, on or before five years from the issuance date. The fair value of the warrant and exit fee were recorded as debt issuance costs, presented in the consolidated balance sheets as a deduction from the carrying amount of the note payable, and are being amortized over the loan term. The Exit Fee shall be due and payable in cash on the earliest to occur of maturity of the obligation under the Second Lien Credit Agreement or the earlier acceleration or payment in full of the same.  The 2L Amendment, including the impact of the Exit Fee and Warrant Agreement finalized on August 11, 2020, resulted in the 2L Amendment meeting the criteria of debt extinguishment under the guidance of ASC 470: Debt. Accordingly, all debt issuance cost, including the original discount, of the original Second Lien Credit Facility, were charged to debt extinguishment loss in the accompanying Condensed Consolidated Statement of Operation in the amount of $4.1 million.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The outstanding principal accrues interest at a fixed rate of 4.9%. The note is payable in monthly installments of principal and accrues interest in the amount of $35,672. The maturity date of the note is July 20, 2023. As of  September 30, 2020 and   December 31, 2019,  $2.9  million and $3.1 million, respectively, were outstanding on the note.

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(73,615)	$17,041	$(115,428)	$3,264
Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	8,362	8,329	8,366	8,302
Effect of dilutive securities:
Stock options, restricted shares and warrants	-	151	-	22
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed exercise of options and restricted shares	8,362	8,480	8,366	8,324

Net (loss) income per common share - basic	$(8.80)	$2.05	$(13.80)	$0.39

Net (loss) income per common share - diluted	$(8.80)	$2.01	$(13.80)	$0.39

Basic earnings per share, excluding any dilutive effects of stock options and unvested restricted stock, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed similar to basic; however diluted income per share reflects the assumed conversion of all potentially dilutive securities. For the three and nine month periods ended September 30, 2020 there was no dilutive potential shares relating to stock options and restricted stock due to our depressed stock price and losses in the periods.

7.  Hedging Program and Derivatives

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

The following table sets forth the summary position of our derivative contracts as of September 30, 2020:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
2020 October - December	3,436	$54.99
2021 January - December	2,889	$57.62
2022 January - December	2,412	$50.60
2023 January - December	1,498	$50.60
2024 January - December	1,589	$50.60

Basis Swaps
2020 October - December	4,000	$2.98

The following table illustrates the impact of derivative contracts on our balance sheet:

Fair Value of Derivative Contracts as of September 30, 2020
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$17,353	Derivatives – current	$1,483
Commodity price derivatives	Derivatives – long-term	17,505	Derivatives – long-term	-
		$34,858		$1,483

Fair Value of Derivative Contracts as December 31, 2019
	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity price derivatives	Derivatives – current	$83	Derivatives – current	$10,688
Commodity price derivatives	Derivatives – long-term	4,170	Derivatives – long-term	999
		$4,253		$11,687

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We are further required to assess the creditworthiness of the counter-party to the derivative contract. The results of the assessment of non-performance risk, based on the counter-party’s credit risk, could result in an adjustment of the carrying value of the derivative instrument. The following tables sets forth information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2020
Assets:
NYMEX fixed price derivative contracts	$—	$34,858	$—	$34,858
NYMEX basis differential swap contracts	—	—	—	—
Total Assets	$—	$34,858	$—	$34,858

Liabilities:
NYMEX fixed price derivative contracts	$—	$—	$—	$—
NYMEX basis differential swaps	—	—	1,483	1,483
Total Liabilities	$—	$—	$1,483	$1,483

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Assets:
NYMEX fixed price derivative contracts	$—	$4,253	$—	$4,253
Total Assets	$—	$4,253	$—	$4,253

Liabilities:
NYMEX fixed price derivative contracts	$—	$5,583	$—	$5,583
NYMEX basis differential swaps	—	—	6,104	6,104
Total Liabilities	$—	$5,583	$6,104	$11,687

As of   September 30, 2020 and  December 31, 2019 our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party. Under basis swaps, if the market price is above the fixed price, we pay the counter-party, if the market price is below the fixed price, the counter-party pays us. The NYMEX-based fixed price derivative swaps and basis differential swap contracts are indexed to NYMEX futures contracts, which are actively traded, for the underlying commodity and are commonly used in the energy industry. A number of financial institutions and large energy companies act as counter-parties to these types of derivative contracts. As the fair value of NYMEX-based fixed price swaps are based on a number of inputs, including contractual volumes and prices stated in each derivative contract, current and future NYMEX commodity prices, and quantitative models that are based upon readily observable market parameters that are actively quoted and can be validated through external sources, we have characterized these derivative contracts as Level 2. In order to verify the third party valuation, we enter the various inputs into a model and compare our results to the third party for reasonableness. The fair value of the basis differential swap instruments are based on inputs that are not as observable as the fixed price swaps. In addition to the actively quoted market price, variables such as time value, volatility and other unobservable inputs are used. Accordingly, these instruments have been classified as Level 3.

The following is additional information for our recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the nine months ended September 30, 2020.

Unobservable inputs at January 1, 2020	$(6,104)
Changes in market value	1,182
Settlements during the period	3,439
Unobservable inputs at September 30, 2020	$(1,483)

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

Real Estate Leases

We rent a residence in North Dakota from a third party for living accommodations for certain field employees. Our real estate lease is non-cancelable with a term of five years, expiring August 31, 2024. We have concluded our real estate agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

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

The components of our total lease expense for the three and nine months ended September 30, 2020, the majority of which is included in lease operating expense, are as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost	$26	$89
Short-term lease expense (1)	$574	$1,676
Total lease expense	$600	$1,765

Short-term lease costs (2)	$-	$973

(1)	Short-term lease expense represents expense related to leases with a contract term of 12 months or less.
(2)	These short-term lease costs are related to leases with a contract term of 12 months or less which are related to drilling rigs and are capitalized as part of natural gas and oil properties on our balance sheet.

Supplemental balance sheet information related to our operating leases is included in the table below:

September 30, 2020
Operating lease ROU assets	$250
Operating lease liability - current	$76
Operating lease liabilities - long-term	$147

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

September 30, 2020
Weighted Average Remaining Lease Term (in years)	9.95
Weighted Average Discount Rate	6%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

Operating Leases
Remainder of 2020	$76
2021	49
2022	42
2023	37
2024	4
Thereafter	98
Total lease payments	306
Less imputed interest	(83)
Total lease liability	$223

At September 30, 2020 we had only a lease on a residence and compressor equipment, with minimum lease payments with commitments that had initial or remaining lease terms in excess of one year.

Supplemental cash flow information related to our operating leases is included in the table below:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$-	$-
ROU assets added in exchange for lease obligations (since adoption)	$-	$-

10. Commitments and Contingencies

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2020, we were not involved in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

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

COVID-19 Overview

In the first quarter of 2020, a new strain of coronavirus (“COVID-19”) emerged, creating a global health emergency that has been classified by the World Health Organization as a pandemic. As a result of the COVID-19 pandemic, consumer demand for both oil and gas has decreased as a direct result of travel restrictions placed by governments in an effort to curtail the spread of COVID-19. In addition, in March 2020, members of OPEC failed to agree on production levels, which has caused an increased supply and has led to a substantial decrease in oil prices and an increasingly volatile market. OPEC agreed to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. As a result of this decrease in demand and increase in supply, the price of oil and gas has decreased, which has affected our liquidity. On one hand, the Company’s commodity hedges protect its cash flows from such price decline but, on the other hand, if oil or natural gas prices remain depressed or continue to decline the Company will be required to record oil and gas property write-downs.

In early March 2020, global oil and natural gas prices declined sharply, have since been volatile, and may decline again. The Company expects ongoing oil and gas price volatility over the short term. The full impact of the coronavirus and the decrease in oil prices continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that will have on the Company. Management is actively monitoring the global situation and the impact on the Company’s future operations, financial position and liquidity in fiscal year 2020. In response to the price volatility, the Company has taken action to reduce general and administrative costs, including  shutting in production in mid-March 2020, but subsequently started restoring production in mid-June, we have also suspended our capital expenditures indefinitely. As of September 30, 2020, a majority of such wells have been brought back on production.

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

During the nine months ended September 30, 2020, the NYMEX future price for oil averaged $38.51 per Bbl as compared to $56.92 per Bbl in the same period of 2019. During the nine months ended September 30, 2020, the NYMEX future spot price for gas averaged $1.92 per MMBtu compared to $2.56 per MMBtu in the same period of 2019. Prices closed on nine months ended September 30, 2020 at $40.22 per Bbl of oil and $2.53 per MMBtu of gas, compared to closing on September 30, 2019 at $58.47 per Bbl of oil and $2.31 per MMBtu of gas.  On November 4, 2020 prices closed at$39.15 per Bbl of oil and $3.05 per MMBtu of gas.  If commodity prices decline, our revenue and cash flow from operations will also likely decline.  In addition, lower commodity prices could also reduce the amount of oil and gas that we can produce economically.  If oil and gas prices decline, our revenues, profitability and cash flow from operations will also likely decrease which could cause us to alter our business plans, including reducing our drilling activities. Such declines have required, and in future periods could also require us to write down the carrying value of our oil and gas assets which would also cause a reduction in net income. The prices that we receive are also impacted by basis differentials, which can be significant, and are dependent on actual delivery points. Finally, low commodity prices will likely cause a reduction of our proved reserves.

The realized prices that we receive for our production differ from NYMEX futures and spot market prices, principally due to:

•	basis differentials which are dependent on actual delivery location;

•	adjustments for BTU content;

•	quality of the hydrocarbons; and

•	gathering, processing and transportation costs.

The following table sets forth our average differentials for the nine month periods ended September 30, 2020 and 2019:

	Oil - NYMEX		Gas - NYMEX
	2020	2019	2020	2019
Average realized price (1)	$36.88	$52.05	$0.13	$0.69
Average NYMEX price	38.51	56.92	1.92	2.56
Differential	$(1.63)	$(4.87)	$(1.79)	$(1.87)

(1) Excludes the impact of derivative activities.

At September 30, 2020, our derivative contracts consisted of NYMEX-based fixed price swaps and NYMEX basis differential swaps. Under fixed price swaps, we receive a fixed price for our production and pay a variable market price to the contract counter-party. Under basis differential swaps, we receive payment if the basis differential is greater than our swap price and pay when the differential is less than our swap price.

Our derivative contracts equate to approximately 101% of the estimated oil production from our net proved developed producing reserves (based on reserve estimates at September 30, 2020) from October 1 through December 31, 2020, 107% in 2021,  114%. in 2022, 85% in 2023 and 104%  in 2024 removing a portion of price volatility on our future oil and gas production, we believe we will mitigate, but not eliminate, the potential effects of changing commodity prices on our cash flow from operations for those periods.  However, when prevailing market prices are higher than our contract prices, we will not realize increased cash flow. We have in the past and will in the future sustain losses on our derivative contracts if market prices are higher than our contract prices. Conversely, when prevailing market prices are lower than our contract prices, we will sustain gains on our commodity derivative contracts. For the nine months ended September 30, 2020, we realized a gain of $53.2  million, consisting of a gain of $14.8 million on closed contracts and a gain of $38.4 million related to open contracts. For the nine months ended September 30, 2019, we realized a loss of $11.4 million consisting of a loss of $4.0 million on closed contracts and a loss of $7.4 million related to open contracts.  We have not designated any of these derivative contracts as hedges as prescribed by applicable accounting rules.

The following table sets forth our derivative contracts at September 30, 2020:

	Oil - WTI
Contract Periods	Daily Volume (Bbl)	Swap Price (per Bbl)
Fixed Swaps
2020 October - December	3,436	$54.99
2021 January - December	2,889	$57.62
2022 January - December	2,412	$50.60
2023 January - December	1,498	$50.60
2024 January - December	1,589	$50.60

Basis Swaps
2020 October - December	4,000	$2.98

At September 30, 2020, the aggregate fair market value of our commodity derivative contracts was a net asset of approximately $33.4 million.

Production Volumes. Our proved reserves will decline as oil and gas is produced, unless we find, acquire or develop additional properties containing proved reserves or conduct successful exploration and development activities.  Based on the reserve information set forth in our reserve report as of December 31, 2019, our average annual estimated decline rate for our net proved developed producing reserves is 41%; 19%; 15%; 12% and 11% in 2020, 2021, 2022, 2023 and 2024, respectively, 8% in the following five years, and approximately 8% thereafter.  These rates of decline are estimates and actual production declines could be materially different.  While we have had some success in finding, acquiring and developing additional reserves, we have not always been able to fully replace the production volumes lost from natural field declines and property sales. Our ability to acquire or find additional reserves in the future will be dependent, in part, upon the amount of available funds for acquisition, exploration and development projects. In addition, the 1L Amendment limits capex to $3.0 million over any four consecutive quarters beginning with the quarter ended June 30, 2020. This limit is effective until the First Lien Credit Facility is paid down to $50.0 million, which will further limit our ability to replace production volumes.  The decline in oil prices that occurred in March 2020, due to COVID-19, has resulted in the suspension of  our 2020 drilling program as well as shutting in production for some period of time. Both of these measures will impact our production volumes going forward.

We had capital expenditures during the nine months ended September 30, 2020 of $6.1 million related to our exploration and development activities, net of changes in capital expenditures in accounts payable and changes in the asset retirement obligation balance.   Our capital expenditure budget for 2020 has been suspended indefinitely.  Management and the board of directors are also considering additional operating and overhead cost efficiencies that could be realized in connection with the 2020 budget. The amendments to our credit facilities, described in the "Liquidity and Capital Resources" section below, limit our capital expenditures to $3.0 million in any four consecutive quarters, beginning with the quarter ended June 30, 2020.  Our capital expenditures will not be able to offset oil and gas production decreases caused by natural field declines.

The following table presents historical net production volumes for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total production (MBoe)	492	911	1,265	2,760
Average daily production (Boepd)	5,346	9,899	4,616	10,112
% Oil	71%	66%	64%	68%

The following table presents our net oil, gas and NGL production, the average sales price per Bbl of oil and NGL and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three and nine months ended September 30, 2020, and 2019, by our major operating regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Oil production (MBbls)
Rocky Mountain	138	319	376	1,085
Permian/Delaware Basin	209	268	437	736
South Texas	-	13	-	49
Total	347	600	813	1,870
Gas production (MMcf)
Rocky Mountain	331	605	966	1,706
Permian/Delaware Basin	123	311	438	1,079
South Texas	-	86	-	267
Total	454	1,002	1,404	3,052
NGL production (MBbls)
Rocky Mountain	55	103	168	272
Permian/Delaware Basin	14	41	50	109
South Texas	-	-	-	-
Total	69	144	218	381
Total production (MBoe) (1)	492	911	1,265	2,760
Average sales price per Bbl of oil (2)
Rocky Mountain	$34.76	$50.60	$35.13	$51.17
Permian/Delaware Basin	36.68	53.55	38.38	52.87
South Texas	-	57.40	-	59.11
Composite	35.92	52.07	36.88	52.05
Average sales price per Mcf of gas (2)
Rocky Mountain	$(0.01)	$0.02	$0.07	$0.69
Permian/Delaware Basin	0.63	0.21	0.25	0.35
South Texas	-	1.71	-	2.07
Composite	0.17	0.23	0.13	0.69
Average sales price per Bbl of NGL
Rocky Mountain	$-	$(0.19)	$0.54	$3.52
Permian/Delaware Basin	3.74	1.96	1.23	3.86
South Texas	-	-	-	-
Composite	0.76	0.42	0.70	3.63
Average sales price per Boe (2)	$25.60	$34.60	$23.96	$36.53
Average cost of production per Boe produced (3)
Rocky Mountain	$8.36	$5.02	$7.52	$5.02
Permian/Delaware Basin	7.63	7.28	12.60	11.56
South Texas	-	17.33	-	16.60
Composite	7.99	6.29	9.78	7.84

(1)	Oil and gas were combined by converting gas to Boe on the basis of 6 Mcf of gas to 1 Bbl of oil.
(2)	Before the impact of hedging activities.
(3)	Production costs include direct lease operating costs but exclude ad valorem taxes and production taxes.

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

Borrowings and Interest.  At September 30, 2020, we had a total of $100.0 million outstanding under our First Lien Credit Facility, $118.3 million under our Second Lien Credit facility, including a  $10.0  million exit fee, and total indebtedness of  $221.2 million (including the current portion). If interest expense increases as a result of higher interest rates or increased borrowings, more cash flow from operations would be used to meet debt service requirements. Although as noted above, under the terms of the amended Second Lien Credit Facility, interest under the 2nd Lien Notes is now paid-in-kind.

Exploration and Development Activity. We believe that our high quality asset base, high degree of operational control and inventory of drilling projects position us for future growth should oil and gas prices rebound in the future. At December 31, 2019, we operated properties accounting for virtually all of our PV-10, giving us substantial control over the timing and incurrence of operating and capital expenditures. We have identified numerous additional drilling locations on our existing leaseholds, the successful development of which we believe could significantly increase our production and proved reserves. However, the amendments to our First Lien Credit Facility and Second Lien Credit facility place severe restrictions on our future capital expenditures and we have suspended any planned drilling activity for 2020 indefinitely.

Our future oil and gas production, and therefore our success, is highly dependent upon our ability to find, acquire and develop additional reserves that are profitable to produce. The rate of production from our oil and gas properties and our proved reserves will decline as our reserves are produced unless we acquire additional properties containing proved reserves, conduct successful development and exploration activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves. We cannot assure you that we will have any significant exploration and development activities in the near term or that they will result in increases in our proved reserves. If our proved reserves decline in the future, our production may also decline and, consequently, our cash flow from operations will decline.  Approximately 28% of our estimated proved reserves on a Boe basis at September 30, 2020 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We will be unable to acquire or develop additional reserves or develop our existing undeveloped reserves, in which case our results of operations and financial condition are expected to be adversely affected.

Results of Operations

Selected Operating Data. The following table sets forth operating data from continuing operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenue (1):
Oil sales	$12,466	$31,228	$29,971	$97,355
Gas sales	75	226	183	2,107
NGL sales	52	61	152	1,382
Other	2	21	8	26
Total operating revenues	$12,595	$31,536	$30,314	$100,870
Operating (loss) income	$(56,661)	$8,053	$(147,916)	$23,696
Oil sales (MBbls)	347	600	813	1,870
Gas sales (MMcf)	454	1,002	1,404	3,052
NGL sales (MBbls)	69	144	218	381
Oil equivalents (MBoe)	492	911	1,265	2,760
Average oil sales price (per Bbl)(1)	$35.92	$52.07	$36.88	$52.05
Average gas sales price (per Mcf)(1)	$0.17	$0.23	$0.13	$0.69
Average NGL sales price (per Bbl)	$0.76	$0.42	$0.70	$3.63
Average oil equivalent sales price (Boe) (1)	$25.60	$34.60	$23.96	$36.53

___________________

(1)	Revenue and average sales prices are before the impact of hedging activities.

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019

Operating Revenue. During the three months ended September 30, 2020, operating revenue decreased to $12.6 million from $31.5 million for the same period of 2019. The decrease in revenue was primarily due to lower sales volumes as well as lower commodity prices during the three months ended September 30, 2020 as compared to the same period of 2019.  Lower sales volumes were the result of our decision to shut-in a significant amount of our production in mid-March as a result of the drastic price drop in early March due predominantly to the COVID 19 pandemic as well as geopolitical issues impacting supply and demand. We started bringing the shut in wells back on production in June 2020, and as of September 3, 2020, a majority of such wells have been brought back on production. Lower sales volumes for all products had a negative impact of  $13.3  million and lower realized commodity prices for all products had a negative impact of $5.6 million on operating revenue for the three months ended September 30, 2020.

Oil sales volumes decreased to 347 MBbl during the three months ended September 30, 2020 from 600 MBbl for the same period of 2019. The decrease in oil sales volume was primarily due to wells being shut in for most of the second quarter due to severely depressed prices. We started bringing the shut in wells back on production in  June, and as of September 30, 2020, a majority of such wells have been brought back on production.  Gas sales volumes decreased to 454 MMcf for the three months ended September 30, 2020 from 1,002 MMcf for the same period of 2019. Overall production of oil and gas was down, primarily as  a result of the COVID-19 virus and other geopolitical issues affecting the supply and demand for oil and natural gas, and accordingly, so were the prices we received. We made the decision to begin shutting in wells in mid-March. The majority of our oil production was shut in from mid-March through mid-June, when prices had partially recovered. We began bringing wells back on production in mid-June, and had a significant amount of our oil production back on line in July. As of September 30, 2020, a majority of such wells have been brought back on production. The decrease in gas production was primarily due to shut in wells as discussed above.

Lease Operating Expenses (“LOE”). LOE for the three months ended September 30, 2020 decreased to $3.9 million from $5.6 million for the same period of 2019. The decrease in LOE was primarily due to the disposition of our south Texas properties during the fourth quarter of 2019 and lower non-recurring LOE in 2020 as compared to 2019. Additionally, during the first nine months of 2020, we purchased certain production equipment that we had previously been renting and brought electrical power into most of our West Texas locations eliminating the need for generator rentals. We also reduced our work force in North Dakota in May 2020 and eliminated substantially all field overtime. LOE per Boe for the three months ended September 30, 2020 was $8.00 compared to $6.20 for the same period of 2019. The increase per Boe was due primarily to our intentional reduction in sales volumes, offset by lower total costs for the three months ended September 30, 2020 as compared to the same period of 2019. Due to management's decision to shut in substantially all production for most of the second quarter, management believes the absolute decrease in cost is more relevant than the cost per BOE.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended September 30, 2020 decreased to $1.5  million from $2.5 million for the same period of 2019.  Production and ad valorem taxes for the three months ended September 30, 2020 were 12% of total oil, gas and NGL sales as compared to 8% for the same period of 2019. The increase in the percentage of revenue is primarily due to ad valorem taxes that are not impacted by production tax rates.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation, was decreased to $1.8 million for the three months ended September 30, 2020 as compared to $2.2 million in the same period of  2019. The reduction in total G&A expense was primarily due to a reduction in personnel in the corporate office, as well as reductions in salaries. Officer salaries were reduced by 20%  effective March 1, 2020, and our CEO took an additional 20% reduction in salary effective April 1, 2020. G&A per Boe, excluding stock-based compensation, was $3.56 for the quarter ended September 30, 2020 compared to $2.45 for the same period of 2019. The increase per Boe was primarily due to  lower sales volumes. Due to management's decision to shut in substantially all production for most of the second quarter and a portion of  the third quarter, management believes the absolute decrease in cost is more relevant than the cost per BOE.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of our common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the three months ended September 30, 2020, stock-based compensation expense was $0.3 million compared to $0.5 million for the same period of 2019. The decrease was primarily due to the cancellation, forfeiture of restricted stock and performance based restricted stock.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, excluding accretion of future site development, for the three months ended September 30, 2020  decreased to $6.9 million from $12.6 million for the same period of 2019. The decrease was primarily due to lower future development cost included in the September 30, 2020 internal reserve report, as well as lower production volumes during the three months ended September 30, 2020 as compared to the same period of 2019.  DD&A expense per Boe for the three months ended September 30, 2020 was $14.06 compared to $13.84 in the same period of  2019. The increase in DD&A expense per Boe was primarily due to a lower full cost pool as the result of the impairment incurred as of December 31, 2019 and September 30, 2020.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of September 30, 2020, our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves, resulting in the recognition of an impairment of  $54.6  million for the three months ended September 30, 2020. As of  September 30, 2019, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

Interest Expense. Interest expense for the three months ended September 30, 2020 increased to $5.7 million compared to $3.0 million for the same period of 2019. The increase in interest expense in 2020 was due to higher levels of debt during the three months ended September 30, 2020 as compared to the same period of  2019, as well as higher overall interest rates in 2020 as compared to 2019. For the three months ended September 30, 2020 the interest rate on our first lien credit facility averaged 3.7% as compared to 5.8%  for the same period of 2019. For the three months ended September 30, 2020 the interest rate on our second lien credit facility averaged  15.8%. We anticipate higher interest rates and increased interest expense in the future as a result of the amendments to our credit facilities. For the three months ended September 30, 2020, approximately $4.2 million in interest expense on our Second Lien Credit Facility was paid in kind.

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place at period end. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of September 30, 2020, and September 30, 2019. The net estimated value of our commodity derivative contracts was a net asset of approximately $33.4 million as of September 30, 2020. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the three months ended September 30, 2020, we recognized a loss on our commodity derivative contracts of $6.6 million, consisting of a gain on closed contracts of  $3.6 million and a loss of $10.2 million related to open contracts. For the three months ended September 30, 2019, we recognized a gain on our commodity derivative contracts of $12.1 million, consisting of a loss of $1.2 million on closed contracts and a gain of $13.3 million related to open contracts.

Income Tax Expense. For the three months ended September 30, 2020 and September 30, 2019 there was no income tax expense recognized due to our NOL carryforwards. The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), that was enacted March 27, 2020, includes income tax provisions that allow net operating losses ("NOLs") to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions did not have a material impact on the Company.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

Operating Revenue. During the nine months ended September 30, 2020, operating revenue decreased to $30.3 million from $100.9 million for the same period of 2019. The decrease in revenue was primarily due to lower commodity prices as well as lower sales volumes during the nine months ended September 30, 2020 as compared to the same period of 2019. Lower realized commodity prices for all products had a negative impact of $15.2 million on operating revenue,  lower sales volumes for all products negatively impacted revenue by $55.4 million for the nine months ended September 30, 2020.

Oil sales volumes decreased to 813 MBbl during the nine months ended September 30, 2020 from 1,870 MBbl for the same period of 2019. Overall production of oil and gas was down, primarily as  a result of the COVID-19 virus and other geopolitical issues affecting the supply and demand for oil and natural gas, and accordingly the prices we received. We made the decision to begin shutting in wells in mid-March. The majority of our oil production was shut in from mid-March through mid-June, when prices had recovered somewhat. We began bringing wells back on production in mid-June and had a significant amount of our oil production back on line in July. As of September 30, 2020, a majority of such wells have been brought back on production.The decrease in gas production was primarily due to shut in wells as discussed above.  Additionally, we have had a number of dry gas wells in west Texas shut in since approximately April 2019 due to negative gas prices.

Lease Operating Expenses (“LOE”). LOE for the nine months ended September 30, 2020 decreased to $12.3 million from $21.4 million for the same period of  2019. The decrease in LOE was primarily due to the disposition of our south Texas properties during the fourth quarter of 2019, and lower non-recurring  LOE in 2020 as compared to the same period of  2019. LOE per Boe for the nine months ended September 30, 2020 was $9.71 compared to $7.77 for the same period of 2019. The increase per Boe was due to primarily to lower sales volumes, offset by lower total costs for the nine months ended September 30, 2020 as compared to the same period of 2019. Due to management's decision to shut in substantially all production for most of the second quarter, management believes the absolute decrease in cost is more relevant than the cost per BOE.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the nine months ended September 30, 2020 decreased to $3.6  million from $8.5 million for the same period of 2019.  Production and ad valorem taxes for the nine months ended September 30, 2020 were 12% of total oil, gas and NGL sales as compared to 8% for the same period of 2019. The increase in the percentage of revenue is due to more revenue coming from North Dakota which has a higher tax rate.

General and Administrative (“G&A”) Expense. G&A expenses, excluding stock-based compensation, was decreased to $5.6 million for the nine months ended September 30, 2020 as compared to $6.8  million during the same period of  2019. The reduction in total G&A expense was primarily due to a reduction in personnel in the corporate office, as well as reductions in salaries. Officers salaries were reduced by 20% effective March 1, 2020, and our CEO took an additional 20% reduction in salary effective April 1, 2020. G&A expense per Boe, excluding stock-based compensation, was $4.39 for the quarter ended September 30, 2020 compared to $2.45 for the same period of 2019. The increase per Boe was primarily due to  lower sales volumes. Due to management's decision to shut in substantially all production for most of the second quarter, management believes the absolute decrease in cost is more relevant than the cost per BOE.

Stock-Based Compensation. Options granted to employees and directors are valued at the date of grant and expense is recognized over the options' vesting period. In addition to options, restricted shares of our common stock have been granted and are valued at the date of grant and expense is recognized over their vesting period. For the nine months ended September 30, 2020, stock-based compensation expense was $0.9 million compared to $1.4 million for the same period of 2019. The decrease was primarily due to the cancellation, forfeiture of restricted stock and performance based restricted stock.

Depreciation, Depletion and Amortization (“DD&A”) Expense. DD&A expense, excluding accretion of future site development, for the nine months ended September 30, 2020  decreased to $18.7 million from  $38.4 million for the same period of 2019. The decrease was primarily due to lower future development cost included in the September 30, 2020 internal reserve report, as well as lower production volumes during the nine months ended September 30, 2020 as compared to the same period of 2019.  DD&A expense per Boe for the nine months ended September 30, 2020 was $14.82 compared to $13.90 in the same period of  2019. The increase in DD&A expense per Boe was primarily due to a lower full cost pool as the result of the impairment incurred as of December 31, 2019 and June 30, 2020.

Ceiling Limitation Write-Down. We record the carrying value of our oil and gas properties using the full cost method of accounting for oil and gas properties. Under this method, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under the full cost accounting rules, the net capitalized cost of oil and gas properties less related deferred taxes, are limited by country, to the lower of the unamortized cost or the cost ceiling, defined as the sum of the present value of estimated unescalated future revenues from proved reserves, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. If the net capitalized cost of oil and gas properties exceeds the ceiling limit, we are subject to a ceiling limitation write-down to the extent of such excess. A ceiling limitation write-down is a charge to earnings which does not impact cash flow from operating activities. However, such write-downs do impact the amount of our stockholders' equity and reported earnings. As of September 30, 2020  our net capitalized costs of oil and gas properties exceeded the cost ceiling of our estimated proved reserves, resulting in the recognition of an impairment of  $136.1  million.  As of  September 30, 2019, our net capitalized costs of oil and gas properties did not exceed the cost ceiling of our estimated proved reserves.

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

Interest Expense. Interest expense for the nine months ended September 30, 2020 increased to $15.6 million compared to $8.7 million for the same period of 2019. The increase in interest expense in 2020 was due to higher levels of debt during the nine months ended September 30, 2020, as compared to the same period in 2019, as well as higher overall interest rates in 2020 as compared to 2019. For the nine months ended September 30, 2020 the interest rate on our First Lien Credit Facility averaged 4.2% as compared to 5.9%  for the same period of 2019. For the nine months ended September 30, 2020 the interest rate on our Second Lien Credit Facility averaged  15.8%.We anticipate higher interest rates and increased interest expense in the future as a result of the amendments to our credit facilities. For the nine months ended September 30, 2020, approximately $8.3 million of the interest paid on the Second Lien Credit Facility was paid in kind.

Loss (Gain) on Derivative Contracts. Derivative gains or losses are determined by actual derivative settlements during the period and on the periodic mark to market valuation of derivative contracts in place at period end. We have elected not to apply hedge accounting to our derivative contracts; therefore, fluctuations in the market value of the derivative contracts are recognized in earnings during the current period. Our derivative contracts consisted of NYMEX-based fixed price swaps and basis differential swaps as of September 30, 2020, and September 30, 2019. The net estimated value of our commodity derivative contracts was a net asset of approximately $33.4 million as of September 30, 2020. When our derivative contract prices are higher than prevailing market prices, we incur gains and, conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses. For the nine months ended September 30, 2020, we recognized a gain on our commodity derivative contracts of $53.2  million, consisting of a gain on closed contracts of $14.8 million and a gain of $38.4  million related to open contracts. For the nine months ended September 30, 2019, we recognized a loss on our commodity derivative contracts of $11.4 million, consisting of a loss of $4.0  million on closed contracts and a loss of  $7.4 million related to open contracts.

Income Tax Expense. For the nine months ended September 30, 2020 and September 30, 2019 there was no income tax expense recognized due to our NOL carryforwards. The CARES Act, that was enacted March 27, 2020 includes income tax provisions that allow net operating losses (NOL's) to be carried back, allows interest expense to be deducted up to a higher percentage of adjusted taxable income, and modifies tax depreciation of qualified improvement property, among other provisions.  These provisions did not have a material impact on the Company.

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

The amount of capital expenditures we are able to make has a direct impact on our ability to increase cash flow from operations and, thereby, will directly affect our ability to service our debt obligations and to grow the business through the development of existing properties and the acquisition of new properties. In January 2019, we announced that we had engaged Petrie Partners to assist us in identifying and assessing our options for our Bakken properties. In October 2019 we announced that we had broadened the engagement of Petrie Partners to include a more thorough review of our business and strategic plans, competitive positioning and potential alternative transactions that might further enhance shareholder value. Petrie’s expanded mandate to assess options for Abraxas is a broad one, which might include sales of assets, merger or acquisition transactions, additional financing alternatives or other strategic transactions.  Due to the drastic decrease in oil prices that began in early March 2020  as a result of  the OPEC price war and the COVID-19 pandemic, we have suspended capital expenditures for 2020. Subsequently, further negotiations in April 2020 between members of OPEC and Russia led to an agreement to reduce production volumes in an effort to stabilize global oil prices. While prices have recovered from the lows in March 2020, they remain at depressed levels.  If oil prices remain at depressed levels, we may incur additional impairments in 2020, which could include impairment of our proved undeveloped reserves.

Our principal sources of capital are cash flows from operations, proceeds from the sale of properties, and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to sell properties or complete any financings on terms acceptable to us, if at all. We believe that our cash flow from these sources going forward, will be adequate to fund our operations. In June 2020, the borrowing base on our First Lien Credit Facility was reduced to the then outstanding balance of $102.0 million, with no further availability. Additionally, any excess cash, as defined in the First Lien Credit Facility, will be applied to the outstanding balance on a monthly basis, and the borrowing base will be reduced to the new outstanding balance. We shut in production in mid-March resulting in future cash flows being driven by hedge settlements, and our ability to successfully implement cost reductions and restart production. We started bringing the shut-in wells back on production in June 2020, and as of September 30, 2020, the majority of such wells have been brought back on production.

Working Capital (Deficit). At September 30, 2020, our current assets $26.6  million exceeded our current liabilities of  $16.3 million resulting in a working capital surplus of $10.3 million. This compares to a working capital deficit of $28.6 million at December 31, 2019. Current assets as of September 30, 2020 primarily consisted of accounts receivable of $7.5 million, current portion of our derivative asset of  $17.4 million and other current assets of $1.1 million. Current liabilities at September 30, 2020 primarily consisted of trade payables of $6.5 million, revenues due third parties of $6.4 million, current maturities of long-term debt of $0.3 million, the current portion of our derivative liability of $1.5 million accrued interest of  $0.1 million  and other accrued expenses and other of $1.2 million.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2020, and 2019 were $6.6 million and $89.6 million, respectively.

The table below sets forth the components of these capital expenditures:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Expenditure category:
Exploration/Development	$6,410	$89,493
Acquisitions	-	-
Facilities and other	158	128
Total	$6,568	$89,621

During the nine months ended September 30, 2020 and 2019 our capital expenditures were primarily for development of our existing properties.  Cash basis capital expenditures for the nine months ended September 30, 2020 of $13.2 million includes $6.6 million for a decrease in capital expenditures in accounts payable, resulting in net accrual basis capital expenditures of $6.6  million.  As previously described our amended credit facilities limit capital expenditures to $3.0 million for any four consecutive quarters beginning with the quarter ended June 30, 2020.  Based on our  capital expenditure limits,  the Company will not be able to offset oil and gas production decreases caused by natural field declines.

Sources of Capital. The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$10,734	$61,017
Net cash used in investing activities	(13,187)	(72,856)
Net cash provided by financing activities	3,036	18,111
Total	$583	$6,272

Operating activities for the nine months ended September 30, 2020 provided  $10.7 million in cash compared to providing $61.0 million in the same period of 2019.  Lower net income offset by higher unrealized gains on derivatives and changes in operating assets and liabilities accounted for most of these funds. Investing activities used $13.2 million during the nine months ended September 30, 2020 primarily for the development of our existing properties, investing activities also included a reduction in accounts payable related to capital expenditures of $6.6 million. Investing activities used $72.9 million during the nine months ended September 30, 2019 primarily for the development of our existing properties. Financing activities provided $3.0 million for the nine months ended September 30, 2020 compared to providing $18.1 million for the same period of 2019. Funds provided during the nine months ended September 30, 2020 and 2019, were primarily net proceeds from borrowings under our credit facility.

Future Capital Resources.

Our principal sources of capital going forward, for 2020 and beyond, are cash flows from operations, proceeds from the sale of properties, monetizing of derivative instruments and if an opportunity presents itself, the sale of debt or equity securities, although we may not be able to complete the sale of properties or financing on terms acceptable to us, if at all.

Cash from operating activities is dependent upon commodity prices and production volumes.  A decrease in commodity prices from current levels would likely reduce our cash flows from operations. Unless we otherwise expand and develop reserves, our production volumes will decline as reserves are produced.  In the future we may continue to sell producing properties, which could further reduce our production volumes. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration and development activities, acquire additional producing properties or identify and develop additional behind-pipe zones or secondary recovery reserves. We believe our numerous drilling opportunities will allow us to increase our production volumes; however, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil and gas reservoirs will be found.  If our proved reserves decline in the future, our production will also decline and, consequently, our cash flows from operations will decline. The risk of not finding commercially productive reservoirs will be compounded by the fact that 28% of our total estimated proved reserves on a Boe basis at September 30, 2020 were classified as undeveloped, in addition, under the amendments to our credit facilities, we have limited capital available to develop these  reserves.  We believe that given our limited capital expenditure for the remainder of 2020, and our hedge gains that will mitigate the decline in commodity pricing, we have adequate liquidity for the short term. However, should commodity prices remain at the current depressed levels or further decline, it is uncertain that we will have the resources to develop our undeveloped reserves, which will lead to material impairments in 2020 and going forward.

Contractual Obligations. We are committed to making cash payments in the future on the following types of agreements:

•	Long-term debt, and
•	Operating leases.

Below is a schedule of the future payments that we are obligated to make based on agreements in place as of September 30, 2020:

	Payments due in twelve month periods ending:
Contractual Obligations	Total	September 30, 2021	September 30, 2022-2023	September 30, 2024-2025	Thereafter
Long-term debt (1)	$221,160	$291	$220,869	$-	$-
Interest on long-term debt (2)	6,356	3,836	2,520	-	-
Paid in kind interest on long-term debt (3)	39,650	17,054	22,596	-	-
Lease obligations	306	76	91	41	98
Total	$267,472	$21,257	$246,076	$41	$98

(1)	These amounts represent the balances outstanding under our credit facilities and the real estate lien note. These payments assume that we will not borrow additional funds.
(2)	Interest expense assumes the balances of our First Lien Credit Facility and Real Estate Lien Note at the end of the period and current effective interest rates.
(3)	Represents interest expense paid in kind on our Second Lien Credit Facility, accrued interest is added to the outstanding balance and is payable at maturity.

We maintain a reserve for costs associated with future site restoration related to the retirement of tangible long-lived assets. At September 30, 2020, our reserve for these obligations totaled $7.7 million for which no contractual commitments exist. For additional information relating to this obligation, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements. At September 30, 2020, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contingencies. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. At September 30, 2020, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

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

Long-Term Indebtedness.

Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

First Lien Credit Facility	$100,000	$95,778
Second Lien Credit Facility	108,278	100,000
Exit fee - Second Lien Credit Facility	10,000	-
Real estate lien note	2,882	3,091
	221,160	198,869
Less current maturities	(291)	(280)
	220,869	198,589
Deferred financing fees and debt issuance cost, net	(16,938)	(5,871)
Total long-term debt, net of deferred financing fees and debt issuance costs	$203,931	$192,718

First Lien Credit Facility

The Company has a senior secured First Lien Credit Facility with Société Générale, as administrative agent and issuing lender, and certain other lenders.  As of September 30, 2020, $100.0  million was outstanding under the First Lien Credit Facility.

Outstanding amounts under the First Lien Credit Facility accrues interest at a rate per annum equal to (a)(i) for borrowings that we elect to accrue interest at the reference rate  at the greater of (x) the reference rate announced from time to time by Société Générale, (y) the federal funds rate plus 0.5%, and (z)  daily one-month LIBOR plus, in each case, 1.5%-2.5%, depending on the utilization of the borrowing base, and (ii) for borrowings that  we elect to accrue interest at the Eurodollar rate, LIBOR plus 2.5%-3.5% depending on the utilization of the borrowing base and (b) at any time an event of default exists, 3.0% plus the amounts set forth above. At September 30, 2020, the interest rate on the First Lien Credit Facility was approximately 3.7%.

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

Under the First Lien Credit Facility, the Company is subject to customary covenants, including financial covenants and reporting covenants. The amendment to the First Lien Credit Facility (the "1L Amendment") modified certain provisions of the First Lien Credit Facility, including (i) the addition of monthly mandatory prepayments from excess cash (defined as available cash minus certain cash set-asides and a $3.0 million working capital reserve) with corresponding reductions to the borrowing base; (ii) the elimination of scheduled redeterminations (which were previously made every six months) and interim redeterminations (which were previously made at the request of the lenders no more than once in the six month period between scheduled redeterminations) of the borrowing base; (iii) the replacement of total debt leverage ratio and minimum asset ratio covenants with a first lien debt leverage ratio covenant (comparing the outstanding debt of the First Lien Credit Facility to the consolidated EBITDAX of the Company and requiring that the ratio not exceed 2.75 to 1.00 as of the last day of each fiscal quarter) and a minimum first lien asset coverage ratio covenant (comparing the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s hydrocarbon hedge agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the outstanding debt of the First Lien Credit Facility and requiring that the ratio exceed 1.15 to 1.00 as of the last day of each fiscal quarter ending on or before December 31, 2020, and 1.25 to 1.00 for fiscal quarters ending thereafter); (iv) the elimination of current ratio and interest coverage ratio covenants; (v) additional restrictions on (A) capital expenditures (limiting capital expenditures to $3.0 million in any four fiscal quarter period (commencing with the four fiscal quarter period ended June 30, 2020 and calculated on an annualized basis for the 1, 2 and 3 quarter periods ending on June 30, 2020, September 30, 2020 and December 31, 2020, respectively, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt and capital expenditures made when (1) the first lien asset coverage ratio is at least 1.60 to 1.00, (2) the Company is in compliance with the first lien leverage ratio, (3) the amounts outstanding under the First Lien Credit Facility are less than $50.0 million, (4) no default exists under the First Lien Credit Facility and (5) and all representations and warranties in the First Lien Credit Facility and the related credit documents are true and correct in all material respects), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ended June 30, 2020, $8.25 million for the four fiscal quarter period ended September 30, 2020, $6.9 million for the four fiscal quarter period ending December 31, 2020, and $6.5 million for the fiscal quarter from March 31, 2021 through December 31, 2021 and $5.0 million thereafter; in all cases, general and administrative expense excludes up to $1.0 million in certain legal and professional fees; and (vi) permission for up to an additional $25.0 million in structurally subordinated debt to finance capital expenditures. Under the 1L Amendment, the borrowing base was adjusted from $135.0 million to $102.0 million. The borrowing base will be reduced by any mandatory prepayments from excess cash flow (in an amount equal to such prepayment) and upon the disposition of the Company’s oil and gas properties.

As of September 30, 2020 we were in compliance with the financial covenants under the First Lien Credit Facility.

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

Second Lien Credit Facility

On November 13, 2019, we entered into the Term Loan Credit Agreement, with Angelo Gordon Energy Servicer, LLC, as administrative agent, and certain other lenders party thereto, which we refer to as the Second Lien Credit Facility.  The Second Lien Credit facility was amended on June 25, 2020. The Second Lien Credit Facility has a maximum commitment of $100.0 million. On November 13, 2019, $95.0 million of the net proceeds obtained from the Second Lien Credit Facility were used to permanently reduce the borrowings outstanding on the Second Lien Credit Facility.  As of September 30, 2020, the outstanding balance on the Second Lien Credit Facility was $118.3  million, including an exit fee of $10.0 million.

The stated maturity date of the Second Lien Credit Facility is November 13, 2022. Prior to the latest amendments to the Second Lien Credit Facility, accrued interest was payable quarterly on reference rate loans and at the end of each three-month interest period on Eurodollar loans. We are permitted to prepay the loans in whole or in part, in compliance with certain notice and dollar increment requirements, and, if such prepayment is made prior to November 13, 2020, subject to payment of a Make Whole Amount, where applicable. “Make Whole Amount” is defined as, the sum of the interest payments (calculated on the basis of the interest rate as of the date of the relevant prepayment without discount) that would have accrued and been paid from the  date of prepayment to November 13, 2020 on the principal amount of such prepaid loans, whether such prepayments are optional, mandatory or as a result of acceleration.

Each of our subsidiaries has guaranteed our obligations under the Second Lien Credit Facility. Obligations under the Second Lien Credit Facility are secured by a first priority perfected security interest, subject to certain permitted liens, including those securing the indebtedness under the First Lien Credit Facility to the extent permitted by the Intercreditor Agreement, of even date with the Second Lien Credit Facility, among us, our subsidiaries, Angelo Gordon Energy Servicer, LLC and Société Générale, in all of our subsidiary guarantors’ material property and assets. As of September 30, 2020, the collateral is required to include properties comprising at least 90% of the PV-9 of the Company's our proven reserves and 95% of the PV-9 of the Company's PDP reserves.

Under the Second Lien Credit Facility, the Company is subject to customary covenants, including financial covenants and reporting covenants. The amendment to the Second Lien Credit Facility dated June 25, 2020 (the "2L Amendment") modified certain provisions of the Second Lien Credit Facility, including (i) a requirement that, while the obligations under the First Lien Credit Facility are outstanding, scheduled payments of accrued interest under the Second Lien Credit Facility will be paid in the form of capitalized interest; (ii) an increase in the interest rate by 200bps for interest payable in cash and 500bps for interest payable in kind; (iii) modification of the minimum asset ratio covenant to be the sum of, without duplication, (A) the PV-15 of producing and developed proven reserves of the Company, (B) the PV-9 of the Company’s hydrocarbon hedge agreements and (C) the PV-15 of proved reserves of the Company classified as “drilled uncompleted” (up to 20% of the sum of (A), (B) and (C)) to the total outstanding debt of the Company and requiring that the ratio not exceed 1.45 to 1.00 as of the last day of each fiscal quarter ending between September 30, 2021 to December 31, 2021, and 1.55 to 1.00 for fiscal quarters ending thereafter); (iv) modification of the total leverage ratio covenant to set the first test date to occur on September 30, 2021; (v) modification of the current ratio to eliminate the exclusion of certain valuation accounts associated with hedge contracts from current assets and from current liabilities, (vi) additional restrictions on (A) capital expenditures (limiting capital expenditures to those expenditures set forth in a plan of development approved by Angelo Gordon Energy Servicer, LLC, subject to certain exceptions, including capital expenditures financed with the proceeds of newly permitted, structurally subordinated debt), (B) outstanding accounts payable (limiting all outstanding and undisputed accounts payable to $7.5 million, undisputed accounts payable outstanding for more than 60 days to $2.0 million and undisputed accounts payable outstanding for more than 90 days to $1.0 million and (C) general and administrative expenses (limiting cash general and administrative expenses the Company may make or become legally obligated to make in any four fiscal quarter period to $9.0 million for the four fiscal quarter period ending June 30, 2020, $8.25 million for the four fiscal quarter period ending September 30, 2020, $6.5 million for fiscal quarter period from March 31, 2021 through December 31, 2021 and $5.0 million thereafter.

 As of September 30, 2020 we were in compliance with the financial covenants under the Second Lien Credit Facility as amended.

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

In connection with the amendment to the Second Lien Credit Facility on June 25, 2020, the Company entered into  an Exit Fee and Warrant Agreement, subject to NASDAQ approval for the issuance of certain warrants. This agreement was finalized on August 11, 2020 at which time the Company issued a warrant to the lender to purchase a total of 33,445,792 shares of common stock at an exercise price of $0.01 per share. On October 19, 2020, the Company effected a reverse stock split of the Company's authorized, issued and outstanding shares of common stock at a ratio of 1-for-20, thus the warrant was adjusted to provide that the lender may purchase a total of 1,672,290 shares of common stock at an exercise price of $0.20 per share The warrant is exercisable immediately in whole or in part, on or before five years from the issuance date. The fair value of the warrant and exit fee were recorded as debt issuance costs, presented in the consolidated balance sheets as a deduction from the carrying amount of the note payable, and are being amortized over the loan term. The  Exit Fee shall be due and payable in cash on the earliest to occur of maturity of the obligation under the Second Lien Credit Facility or the earlier acceleration or payment in full of the same. The 2L Amendment, including the impact of the Exit Fee and Warrant Agreement finalized on August 11, 2020, resulted in the 2L Amendment meeting the criteria of debt extinguishment under the guidance of ASC 470: Debt. Accordingly, all debt issuance cost, including the original discount of the original Second Lien Credit Facility, were charged to debt extinguishment loss in the accompanying Condensed Consolidated Statement of Operation in the amount of $4.1 million.

Real Estate Lien Note

We have a real estate lien note secured by a first lien deed of trust on the property and improvements which serves as our corporate headquarters. The note was modified on June 20, 2018 to a fixed rate of 4.9% and is payable in monthly installments of $35,672. The maturity date of the note is July 20, 2023. As of September 30, 2020 and December 31, 2019, $2.9 million and $3.1 million, respectively, were outstanding on the note.

Hedging Activities

Our results of operations are significantly affected by fluctuations in commodity prices and we seek to reduce our exposure to price volatility by hedging our production through swaps, options and other commodity derivative instruments. We have entered into commodity swaps on approximately 101% of our estimated oil production from our net proved developed producing reserves (based on reserve estimates at September 30, 2020) from October through December 31, 2020, 107% for 2021  114%  for 2022; 85% for 2023;  and  104%  for 2024.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

As an independent oil and gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of oil and gas. Declines in commodity prices will adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of oil and gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for our oil and gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. Assuming the production levels we attained during the nine months ended September 30, 2020, a 10% decline in oil and gas prices would have reduced our operating revenue, cash flow and net income by approximately $3.0 million. If commodity prices decline from current levels, the impact on operating revenues and cash flow, could be much more significant. However, we do have derivative contracts in place that will mitigate the impact of low commodity prices.

Derivative Instrument Sensitivity

At September 30, 2020, the aggregate fair market value of our commodity derivative contracts was a net asset of approximately $33.4 million. The fair market value of our commodity derivative contracts is sensitive to changes in the market price for oil and gas. When our derivative contract prices are higher than prevailing market prices, we incur gains and conversely, when our derivative contract prices are lower than prevailing market prices, we incur losses.

Interest Rate Risk

We are subject to interest rate risk associated with borrowings under our credit facility and our second lien credit facility.  As of September 30, 2020, we had $100.0 million of outstanding indebtedness under our First Lien Credit Facility and $108.3 million outstanding under our Second Lien Credit Facility, excluding an exit fee of $10.0 million, each with a variable interest rate. At September 30, 2020, the interest rate on the credit facility was approximately 3.7% based on 1-month LIBOR borrowings and level of utilization. An increase in the interest rate of 1% would increase our interest expense by $1.0 million on an annual basis, based on the outstanding balance at September 30, 2020. At September 30, 2020, the interest rate on the Second Lien Credit Facility was approximately 15.75% based on 3-month LIBOR borrowings. An increase of 1% would increase our interest expense by $1.0 million on an annual basis, based on the outstanding balance at September 30, 2020.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective and that the deficiency noted at December 31, 2019 has been remediated.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2020 covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

Item 1.    Legal Proceedings.

From time to time, we are involved in litigation relating to claims arising out of its operations in the normal course of business. At September 30, 2020, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on our financial position or results of operations.

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

Date	November 9, 2020	By: /s/Robert L.G. Watson
ROBERT L.G. WATSON,
President and
Principal Executive Officer

Date	November 9, 2020	By: /s/Steven P. Harris
STEVEN P. HARRIS
Vice President and
Principal Financial Officer

Date	November 9, 2020	By: /s/G. William Krog, Jr.
G. WILLIAM KROG, JR.,
Vice President and
Principal Accounting Officer